Form 10-K
period 2002-01-26
J C PENNEY CO INC
filed 2002-04-25
CIK 1166126

                                                                  CONFORMED COPY
                                                                  --------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the 52 weeks ended January 26, 2002 Commission file number 1-15274

                           J. C. PENNEY COMPANY, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            26-0037077
---------------------------                          --------------------------
(State of incorporation)                              (I.R.S. Employer ID No.)

6501 LEGACY DRIVE, PLANO, TEXAS                              75024-3698
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (972) 431-1000
--------------------------------------------------           --------------

Securities registered pursuant to Section 12(b) of the Act:
----------------------------------------------------------

                                                   Name of each exchange on
      Title of each class                              which registered
      -------------------                              ----------------

Common Stock of 50(cent)par value                   New York Stock Exchange
Preferred Stock Purchase Rights                     New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:                 None
----------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ___.
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $5,934,453,628 as of April 18, 2002.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 267,317,731 shares of Common Stock of 50(cent) par value, as of April 18, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     Documents from which portions                Parts of the Form 10-K
     are incorporated by reference                into which incorporated
     -----------------------------                -----------------------

1.   J. C. Penney Company, Inc.                   Part I, Part II, and
     2001 Annual Report to Stockholders           Part IV

2.   J. C. Penney Company, Inc.                   Part III
     2002 Proxy Statement

3.   J. C. Penney Funding Corporation             Part I and Part IV
     Form 10-K for fiscal year 2001

                                     PART I
                                     ------

1.   Business.
     --------

     Effective January 27, 2002, J. C. Penney Company, Inc. changed its corporate structure to a holding company format. As part of this structure,
J. C. Penney Company, Inc. changed its name to J. C. Penney Corporation, Inc. ("JCP"), and became a wholly-owned subsidiary of a newly formed affiliated holding company ("Holding Company"). The new holding company assumed the name
J. C. Penney Company, Inc. ("Company"). The Holding Company has no direct subsidiaries other than JCP. The Holding Company has no independent assets or operations. All outstanding shares of common and preferred stock were automatically converted into the identical number of and type of shares in the new holding company. Stockholders' ownership interests in the business did not change as a result of the new structure. Shares of the Company remain publicly traded under the same symbol (JCP) on the New York Stock Exchange. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Holding Company of certain of JCP's outstanding debt securities is full and unconditional. The Holding Company and its consolidated subsidiaries, including JCP, are collectively referred to in this Annual Report on Form 10-K as "Company" or "JCPenney", unless indicated otherwise.

     JCPenney was founded by James Cash Penney in 1902; JCP was incorporated in Delaware in 1924 and the Company was incorporated in Delaware in January 2002. The Company has grown to be a major retailer, operating 1,075 JCPenney department stores in all 50 states, Puerto Rico and Mexico. In addition, the Company operates 54 Renner department stores in Brazil. The major portion of the Company's business consists of providing merchandise and services to consumers through department stores, catalog departments and the Internet. Department stores, catalog and the Internet generally serve the same customers, have virtually the same mix of merchandise and the majority of catalog sales are completed in department stores. In addition, department stores accept returns from sales initiated in department stores, catalog and via the Internet. The Company markets predominantly family apparel, jewelry, shoes, accessories and home furnishings. In addition, the Company, through its subsidiary, Eckerd Corporation ("Eckerd"), operates a chain of 2,641 drugstores located throughout the Southeast, Sunbelt, and Northeast regions of the United States.

     In June 2001, JCP closed on the sale of its J. C. Penney Direct Marketing Services, Inc. ("DMS") assets, including its J. C. Penney Life Insurance subsidiaries and related businesses to a U.S. subsidiary of AEGON, N.V. ("AEGON"). JCP received cash at closing of approximately $1.3 billion ($1.1 billion after tax). Concurrent with the closing, JCP entered into a 15-year strategic and marketing services arrangement with AEGON designed to offer an expanded range of financial and membership services products to JCPenney customers. Over the term of this arrangement, the Company will receive fee income related to sales of certain financial products and membership services. Such amounts will be recognized as earned in the Company's financial statements. The Company's financial statements are presented to reflect DMS as a discontinued operation.

     The business of marketing merchandise and services is highly competitive. The Company is one of the largest department store and drugstore retailers in the United States and it has numerous competitors. Many factors enter into the competition for the consumer's patronage, including price, quality, style, service, product mix, convenience, and credit availability. The Company's annual earnings depend to a significant extent on the results of operations for the last quarter of its fiscal year. Sales for that period average approximately 30 percent of annual sales.

     Information about certain aspects of the business of the Company included under the captions of "Discontinued Operations" (page 21), "Restructuring and Other Charges, Net", (pages 26 to 28), and "Segment Reporting" (pages 29 to 30), which appears in the section of the Company's 2001 Annual Report to Stockholders entitled "Notes to the Consolidated Financial Statements", "Five Year Financial Summary" (page 31), and "Five Year Operations Summary" (page 32), which appear in the Company's 2001 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 1 of Form 10-K.

     In addition, information about J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary of JCP, which appears in Item 1 of its separate Annual Report on Form 10-K for the fiscal year ended January 26, 2002, is incorporated herein by reference and filed hereto as Exhibit 99(a) in response to Item 1 of Form 10-K.

     Suppliers. The Company purchases its merchandise from approximately 2,650
     ---------
domestic and foreign suppliers, many of which have done business with the Company for many years. In addition, Eckerd purchases merchandise and pharmaceuticals from approximately 3,250 suppliers, substantially all of which are domestic. The majority of Eckerd's suppliers have done business with Eckerd for many years. In addition to its Plano, Texas Home Office, the Company, through its international purchasing subsidiary, maintained buying offices in fifteen foreign countries and quality assurance inspection offices in an additional nine foreign countries as of January 26, 2002.

     Employment. The Company and its consolidated subsidiaries employed
     ----------
approximately 229,000 persons as of January 26, 2002.

     Environment. Environmental protection requirements did not have a material
     -----------
effect upon the Company's operations during fiscal 2001. While management believes it unlikely, it is possible that compliance with such requirements will lengthen lead time in expansion plans and increase construction, and therefore, operating costs due in part to the expense and time required to conduct environmental and ecological studies and related remediation.

     Forward-Looking Statements. This Annual Report on Form 10-K may contain
     --------------------------
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions and government activity. Investors should take such risks into account when making investment decisions.

2.   Properties.
     ----------

     At January 26, 2002, the Company operated 3,770 retail stores, comprised of 1,075 JCPenney department stores, 54 Renner department stores and 2,641 drugstores, in all 50 states, Puerto Rico, Brazil, and Mexico, of which 221 JCPenney department stores, four Renner department stores and 46 drugstores were owned. The Company also operated six catalog fulfillment centers, of which five were owned. The Company operated sixty-eight store distribution centers and outside stockrooms of which five distribution centers were owned. Eckerd operated and owned nine drugstore distribution centers. The Company owned the Company's Home Office facility, Eckerd corporate offices, and Renner's corporate headquarters in Porto Allegre, Brazil. In addition, the Company owned as part of its Home Office approximately 240 acres of property in Plano, Texas, adjacent to the facility. Information relating to certain of the Company's facilities included under the caption "Five Year Operations Summary", which appears on page 32 of the Company's 2001 Annual Report to Stockholders, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 2 of Form 10-K.

3.   Legal Proceedings.
     -----------------

     On or about July 13, 2001, William E. York as Independent Executor of the Estate of Marguerite York, and six other individuals, filed a First Amended Class Action Petition against JCP, DMS, J. C. Penney Life Insurance Company ("JCPenney Life"), Quest Membership Services, Inc., J. C. Penney International Insurance Group, Inc, J. C. Penney Telemarketing Inc., AEGON, N.V., AEGON USA, Inc., AEGON Group, AEGON Special Markets Group, Inc., and Commonwealth General Corporation in state court in Corpus Christi, Texas.* The Plaintiffs had previously purchased accidental death and dismemberment insurance coverage from JCPenney Life and allege, among other things, that some of them did not agree to buy the coverage, that coverage was misrepresented, and that benefits were wrongfully denied. The theories of legal liability urged by the plaintiffs are violations of the Texas Deceptive Trade Practices - Consumer Protection Act, the Texas Insurance Code, fraud, negligent misrepresentation, breach of contract, unjust enrichment, and gross negligence. The pleadings do not distinguish between the alleged conduct of one defendant and the alleged conduct of any other defendant. The Court is allowing plaintiffs to conduct discovery to determine whether they have a legitimate basis for including the defendants, other than JCPenney Life, as parties.

     The assets of DMS, including the stock of JCPenney Life, were sold to Commonwealth General Corporation ("Commonwealth"), a domestic subsidiary of AEGON, N. V., pursuant to a Stock Purchase Agreement (the "Agreement") dated as of March 7, 2001, among Commonwealth as Purchaser, DMS as Seller, and JCP as Parent corporation of DMS. Thus, as a matter of law, all of the liabilities of JCPenney Life stayed with that company after the sale. Commonwealth is currently providing defense to JCP and its subsidiaries DMS, J. C. Penney International Insurance Group, Inc., and J. C. Penney Telemarketing, Inc. while reserving all rights and claims it may have against these companies. All of the defendants are jointly represented by outside counsel.

     Under the Agreement, JCP and DMS agreed to indemnify Commonwealth for any liability of JCPenney Life, but only to the extent that such liability arises out of or relates to a breach of a representation and warranty in the Agreement. Commonwealth may claim entitlement to indemnification from JCP and DMS if a final determination in the York action is adverse to JCPenney Life, and Commonwealth successfully contends that the liability arose out of a representation or warranty in the Agreement. JCP's and DMS's liability for breaches of representations and warranties is subject to both a deductible and a cap. JCP's insurance policies may provide a basis for a claim for some coverage of these entities in this matter, if needed.

     Though not clearly articulated in their pleadings, it appears that the named plaintiffs will seek certification of a national class. The defendants will vigorously oppose a motion to certify a class. Discovery and analysis of facts and law relevant to the issue of class certification will probably be the focus of the lawsuit in the foreseeable future. Ruling on that motion will likely be appealed by the losing party. Until that appeal process is completed, there will be no trial on the merits.

     The Company denies the allegations against it and its current and former subsidiaries and is confident that the case will be vigorously defended. Although it is too early to predict the outcome of this lawsuit, management is of the opinion that it should not have a material adverse effect on the Company's consolidated financial position or results of operations.

* An earlier Petition was never served on the Defendants. A Second Amended Class Action Petition was filed on or about March 1, 2002.

4.   Submission of Matters to a Vote of Security Holders.
     ---------------------------------------------------

     No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 2001.

--------------------------------------------------------------------------------

                      Executive Officers of the Registrant
                      ------------------------------------

The following is a list, as of April 1, 2002, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. At the time of the implementation of the holding company format, and as of April 1, 2002, these officers held identical positions with JCP. References to such officers' current positions are for J. C. Penney Company, Inc. and JCP; references to JCPenney positions held during fiscal years 2001 and earlier (prior to the creation of the holding company) are for JCP. There is no family relationship between any of the named persons.

                                Offices and other positions
        Name                       held with the Company                  Age
     ----------                 ---------------------------               ---

Allen Questrom             Chairman of the Board and
                              Chief Executive Officer; Director            61
Vanessa J. Castagna        Executive Vice President, President and
                              Chief Operating Officer of JCPenney
                              Stores, Catalog and Internet                 51
Robert B. Cavanaugh        Executive Vice President and Chief
                              Financial Officer                            50
Gary L. Davis              Executive Vice President, Chief Human
                              Resources and Administration Officer         58
J. Wayne Harris            Executive Vice President, Chairman
                              and Chief Executive Officer -
                              Eckerd Drug Stores                           62
Charles R. Lotter          Executive Vice President, Secretary
                              and General Counsel                          64
Stephen F. Raish           Executive Vice President
                              and Chief Information Officer                51

     Mr. Questrom has served as Chairman of the Board and Chief Executive Officer of the Company since September 13, 2000. He has served as a director of
J. C. Penney Corporation, Inc. since March 2002. Prior to joining the Company, Mr. Questrom served as Chairman of the Board from 1999 to January 2001, and Chief Executive Officer from 1999 to 2000, of Barney's New York, Inc., Chairman of the Board and Chief Executive Officer of Federated Department Stores, Inc. from 1990 to 1997, and President and Chief Executive Officer of Neiman Marcus Stores from 1988 to 1990. He was the senior policy maker in these positions. Prior to assuming these positions, Mr. Questrom held executive, senior management, and senior merchandise manager positions at Federated Department Stores.

     Ms. Castagna has served as Executive Vice President, President and Chief Operating Officer of JCPenney Stores, Catalog and Internet since May 2001.
Ms. Castagna served as Executive Vice President and Chief Operating Officer of JCPenney Stores, Merchandising and Catalog from 1999 to May 2001. Prior to joining the Company, Ms. Castagna served as Senior Vice President and General Merchandise Manager for women's and children's accessories and apparel at Wal-Mart Stores Division since 1996. Ms. Castagna's responsibilities at Wal-Mart also included product, trend, and brand development for family apparel. She joined Wal-Mart in 1994 as Senior Vice President and General

Merchandising Manager for home decor, furniture, crafts and children's apparel. Prior to joining Wal-Mart, Ms. Castagna served in several senior level positions in the retailing industry, including Senior Vice President, General Merchandising Manager for women's and juniors for Marshalls stores, a division of TJX Companies, and Vice President, Merchandising - Women's at Target Stores, a division of Dayton Hudson Corporation (now known as Target Corporation).

     Mr. Cavanaugh was elected Executive Vice President and Chief Financial Officer of the Company effective January 2, 2001. He was elected Senior Vice President and Chief Financial Officer of Eckerd Corporation, a subsidiary of the Company, in 1999. From 1996 to 1999 he served as Vice President and Treasurer of the Company. He has served as a director of Eckerd Corporation since 2001, and a director of J. C. Penney Corporation, Inc. since March 2002.

     Mr. Davis has served as Executive Vice President, Chief Human Resources and Administration Officer, since 1998 and served as Senior Vice President, Director of Human Resources and Administration from 1997 to 1998. From 1996 to 1997, he served as Senior Vice President and Director of Personnel and Administration. He was elected President of the Northwestern Region in 1992 and served in that capacity until 1996.

     Mr. Harris has served as Executive Vice President, Chairman and Chief Executive Officer - Eckerd Drug Stores, since May 2001. Mr. Harris has served as Chairman of the Board and Chief Executive Officer of Eckerd Corporation, a subsidiary of the Company, since October 1, 2000. Prior to joining the Company, Mr. Harris served as Chairman of the Board and Chief Executive Officer of The Grand Union Company from 1997 to 2000, and he served as Chairman of the Board and Chief Executive Officer of Canadian Co./GAP from 1995 to 1997, and held various other executive and senior management positions with the Great Atlantic & Pacific Company, and also The Kroger Co.

     Mr. Lotter was elected an Executive Vice President of the Company in 1993. He was elected Senior Vice President, General Counsel and Secretary in 1987. He has served as a director of Eckerd Corporation since 1996 and a director of J.C. Penney Corporation, Inc. since March 2002.

     Mr. Raish was elected Executive Vice President and Chief Information Officer of the Company effective January 2, 2001. In 1996 he was named Director of Coordination, JCPenney Stores. He was elected Divisional Vice President in 1997. In 1998 he was elected President, Home and Leisure Division and in 1999 he was named President of the Accelerating Change Together (ACT) initiative, the Company's centralized merchandising process in department stores and catalog.

                                     PART II
                                     -------

5.   Market for Registrant's Common Equity and Related Stockholder Matters.
     ---------------------------------------------------------------------

     The Company's Common Stock is traded principally on the New York Stock Exchange, as well as on other exchanges in the United States. In addition, the Company has authorized 25 million shares of Preferred Stock, of which 604,278 shares of Series B ESOP Convertible Preferred Stock were issued and outstanding at January 26, 2002. Additional information relating to the Common Stock and Preferred Stock of the Company included under the captions "Consolidated Statements of Stockholders' Equity" (page 17), "Capital Stock" (page 23), and "Quarterly Data (unaudited)" (page 31), which appear in the Company's 2001 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 5 of Form 10-K.

6.   Selected Financial Data.
     -----------------------

     Information for the fiscal years 1997-2001 included in the "Five Year Financial Summary" on page 31 of the Company's 2001 Annual Report to Stockholders is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 6 of Form 10-K.

7.   Management's Discussion and Analysis of Financial Condition and Results of
     --------------------------------------------------------------------------
     Operations.
     ----------

     The discussion and analysis included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which appears in the Company's 2001 Annual Report to Stockholders, beginning on page 3 thereof, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7 of Form 10-K.

     Forward-Looking Statements.
     --------------------------

     This Annual Report on Form 10-K, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties that could affect the Company's results include, but are not limited to, competition, consumer demand, seasonality, economic conditions and government activity. Investors should take such risks into account when making investment decisions.

7A.  Quantitative and Qualitative Disclosures About Market Risk.
     ----------------------------------------------------------

The Company maintains a majority of its cash and cash equivalents in short-term financial instruments with original maturities of three months or less. Such investments are subject to interest rate risk and may have a small decline in value if interest rates increase.

Since the financial instruments are of short duration, a change of 100 basis points in interest rates would not have a material effect on the Company's financial condition.

     The Company's outstanding long-term debt as of January 26, 2002 is at fixed interest rates and would not be affected by interest rate changes. Future borrowings under the Company's multi-year revolving credit facility, to the extent that fluctuating rate loans were used, would be affected by interest rate changes. As of January 26, 2002 no borrowings had been made under this facility. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company's financial condition.

     See the discussion and analysis under "Fair Value of Financial Instruments" and "Short-Term Debt" which appear in the Company's 2001 Annual Report to Stockholders on page 23, and which are incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7A of Form 10-K.

8.   Financial Statements and Supplementary Data.
     -------------------------------------------

     The Consolidated Balance Sheets of J. C. Penney Company, Inc. and subsidiaries as of January 26, 2002, and January 27, 2001, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended January 26, 2002, appearing on pages 15 through 18 of the Company's 2001 Annual Report to Stockholders, together with the Independent Auditors' Report of KPMG LLP, independent certified public accountants, appearing on page 14 of the Company's 2001 Annual Report to Stockholders, the Notes to the Consolidated Financial Statements on pages 19 through 30, and the quarterly financial highlights ("Quarterly Data (unaudited)") appearing on page 31 thereof, are incorporated by reference and filed hereto as Exhibit 13 in response to Item 8 of Form 10-K.

9.   Changes in and Disagreements with Accountants on Accounting and Financial
     -------------------------------------------------------------------------
     Disclosure.
     ----------

     None.


                                    PART III*
                                    --------

10.  Directors and Executive Officers of the Registrant.*
     --------------------------------------------------

11.  Executive Compensation.*
     ----------------------

12.  Security Ownership of Certain Beneficial Owners and Management.*
     --------------------------------------------------------------

13.  Certain Relationships and Related Transactions.*
     ------------------------------------------------

         * Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth in Part I hereof), 11, 12, and 13 is incorporated by reference to the Company's 2002 Proxy Statement, which involves the election of directors, the final copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 9, 2002.

                                     PART IV
                                     -------

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     ----------------------------------------------------------------

     (a) 1. All Financial Statements. See Item 8 of this Annual Report on Form 10-K for financial statements incorporated by reference to the Company's 2001 Annual Report to Stockholders.

     (a) 2. Financial Statement Schedules. Schedule II (Valuation and Qualifying Accounts and Reserves) is attached on Page F-1. See Independent Auditors' Report of KPMG LLP, independent certified public accountants, appearing on page 14 of this Annual Report on Form 10-K.

     All other schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related financial information included in the Company's 2001 Annual Report to Stockholders incorporated herein by reference and filed hereto as Exhibit 13.

     Separate financial statements are filed for J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary of JCP, in its separate Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, which financial statements, together with the Independent Auditors' Report of KPMG LLP thereon, are incorporated herein by reference and filed hereto as Exhibit 99(b).

     (a) 3.  Exhibits. See separate Exhibit Index on pages G-1 through G-10.

     (b)     Reports on Form 8-K during the fourth quarter of fiscal 2001. None.

     (c) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form is filed as part of the separate
Exhibit Index on pages G-1 through G-9 and specifically identified as such beginning on page G-4.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              J. C. PENNEY COMPANY, INC.
                                              --------------------------
                                                     (Registrant)

                                                   /s/ R. B. Cavanaugh
                                              By:  _____________________________
                                                   R. B. Cavanaugh
                                                   Executive Vice President
                                                   and Chief Financial Officer

Dated:  April 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures            Title                              Date
         ----------            -----                              ----

 A. I. Questrom*               Chairman of the Board and          April 25, 2002
 --------------
 A. I. Questrom                Chief Executive Officer
                               (principal executive officer);
                               Director

 /s/ R. B. Cavanaugh           Executive Vice President and       April 25, 2002
 -------------------
 R. B. Cavanaugh               Chief Financial Officer
                               (principal financial officer)

 W. J. Alcorn*                 Senior Vice President and          April 25, 2002
 ------------
 W. J. Alcorn                  Controller (principal
                               accounting officer)

 M. A. Burns*                  Director                           April 25, 2002
 -----------
 M. A. Burns

 T. J. Engibous*               Director                           April 25, 2002
 --------------
 T. J. Engibous

 K. B. Foster*                 Director                           April 25, 2002
 -------------
 K. B. Foster

 V. E. Jordan, Jr.*            Director                           April 25, 2002
 -----------------
 V. E. Jordan, Jr.

                               Director
 --------------
 J. C. Pfeiffer

 A. W. Richards*               Director                           April 25, 2002
 --------------
 A. W. Richards

 L. H. Roberts*                Director                           April 25, 2002
 -------------
 L. H. Roberts

 C. S. Sanford, Jr.*           Director                           April 25, 2002
 ------------------
 C. S. Sanford, Jr.

 R. G. Turner*                 Director                           April 25, 2002
 ------------
 R. G. Turner

 *By:/s/ R. B. Cavanaugh
     -------------------
     R. B. Cavanaugh
     Attorney-in-fact

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors of
J. C. Penney Company, Inc.:

Under date of February 21, 2002, we reported on the consolidated balance sheets of J. C. Penney Company, Inc. and Subsidiaries as of January 26, 2002 and January 27, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 26, 2002, as contained in the 2001 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's Annual Report on Form 10-K for the 2001 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)(2) of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                    /s/ KPMG LLP



Dallas, Texas
February 21, 2002

                          J. C. PENNEY COMPANY, INC.                SCHEDULE II
                               AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (Amounts in millions)

--------------------------------------------------------------------------------
                                        52 Weeks       52 Weeks       52 Weeks
                                         Ended          Ended          Ended
                                       January 26,    January 27,    January 29,
Description                              2002           2001           2000
--------------------------------------------------------------------------------

Reserves deducted from assets
-----------------------------

Allowance for doubtful accounts/(1)/
      Balance at beginning of period   $      30      $      20      $    124
      Additions charged to costs and
       expenses                               29             33           129
      Deductions of write-offs, less
       recoveries                            (32)           (23)         (157)
      Reduction in reserves related
       to the sale of the bank
       receivables portfolio                 -              -             (76)
                                      -----------    -----------    ----------
      Balance at end of period         $      27      $      30      $     20
                                      ===========    ===========    ==========

/(1)/ Excludes amounts related to the Company's retained interest in JCP Master
      Credit Card Trust.

Other reserves
      State tax valuation allowance    $      85      $      60      $    -

                                  EXHIBIT INDEX
                                  -------------

     Exhibit
     -------

2.   (i)      Plan of acquisition, reorganization, arrangement, liquidation
              -------------------------------------------------------------
              or succession Agreement and Plan of Merger dated as of January 23,
              -------------
              2002, between JCP and Company (incorporated by reference to Exhibit 2 to Company's Form 8-K dated January 27, 2002,
              SEC File No. 001-15274).

3.   (i)      Articles of Incorporation Restated Certificate of Incorporation of
              -------------------------
              the Company (incorporated by reference to Exhibit 3(i) to Company's Form 8-K dated January 27, 2002, SEC File No.
              001-15274).

     (ii)     Bylaws  Bylaws of Company, as amended to January 27, 2002
              ------
              (incorporated by reference to Exhibit 3(ii) to Company's Form 8-K dated January 27, 2002, SEC File No. 001-15274).

4.   Instruments defining the rights of security holders, including indentures
     -------------------------------------------------------------------------

     (a) Indenture, dated as of October 1, 1982, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(a) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

     (b)      First Supplemental Indenture, dated as of March 15,
              1983, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)(incorporated by reference to Exhibit 4(b) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

     (c) Second Supplemental Indenture, dated as of May 1, 1984, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(c) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

     (d) Third Supplemental Indenture, dated as of March 7, 1986, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(d) to Company's Registration Statement on Form S-3, SEC File No. 33-3882).

     (e) Fourth Supplemental Indenture, dated as of June 7, 1991, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(e) to Registrant's Registration Statement on Form S-3, SEC File No. 33-41186).

     (f) Indenture, dated as of April 1, 1994, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(a) to Company's Registration Statement on Form S-3, SEC File No. 33-53275).

     (g) Amended and Restated 364-Day Revolving Credit Agreement dated as of December 3, 1996, among JCP, J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse First Boston, and NationsBank of Texas, N.A., as Co-Agents for the Lenders (incorporated by reference to Exhibit 4(d) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

     (h) Amended and Restated Five-Year Revolving Credit Agreement dated as of December 3, 1996, among JCP, J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse First Boston, and NationsBank of Texas, N.A., as Co-Agents for the Lenders (incorporated by reference to Exhibit 4(e) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

     (i) Amendment and Restatement Agreement to 364-Day Revolving Credit Agreement, dated as of October 1, 1999, among JCP, J. C. Penney Funding Corporation, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, Salomon Smith Barney Inc., as Syndication Agent, and Bank of America, N.A. and Credit Suisse First Boston, as Co-Documentation Agents (incorporated by reference to Exhibit 4(a) to J. C. Penney Funding Corporation's Quarterly Report on Form 10-Q for the 39 weeks ended October 30, 1999, SEC File No. 1-4947-1).

     (j) Amendment and Restatement Agreement to Five-Year Revolving Credit Agreement, dated as of November 21, 1997, among JCP, J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent, and Bank of America National Trust and Savings Association, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse First Boston and NationsBank of Texas, N.A., as Managing Agents (incorporated by reference to Exhibit 4(g) to
          J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998, SEC File No. 1-4947-1).

     (k) Guaranty dated as of February 17, 1997, executed by JCP, (incorporated by reference to Exhibit 4(c) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

     (l) Guaranty dated as of December 3, 1996, executed by JCP, with respect to the Amended and Restated 364-Day and Five-Year Revolving Credit Agreements, each dated as of December 3, 1996 (incorporated by reference to Exhibit 4(m) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

     (m) Indenture, dated as of October 15, 2001, between JCP and The Bank of New York, Trustee (incorporated by reference to Exhibit 4(a) to Company's Registration Statement on Form S-3 filed November 29, 2001, SEC File No. 333-74122).

     (n) Rights Agreement, dated as of January 23, 2002, by and between Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4 to Company's Form 8-K dated January 27, 2002, SEC File No. 001-15274).

     (o) Fifth Supplemental Indenture, dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of October 1, 1982.

     (p) First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994.

     (q) First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and The Bank of New York, Trustee to Indenture dated as of October 15, 2001 (incorporated by reference to Exhibit 4(a)(ii) to Company's Registration Statement on Form S-3, SEC File No. 333-74122).

     (r) First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and JPMorgan Chase Bank, Trustee (formerly First Trust of

          California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of May 1, 1981.

     (s) Registration Rights Agreement for Convertible Subordinated Notes dated October 15, 2001 between JCP and Initial Purchasers.

Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10 percent of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

10.  Material contracts
     ------------------

     (i)  Other than Compensatory Plans or Arrangements
          ---------------------------------------------

     (a) Loan Agreement dated as of January 28, 1986 between JCP and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 4 to Company's Current Report on Form 8-K, Date of Report - January 28, 1986*).

     (b) Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between JCP and J. C. Penney Funding Corporation (incorporated by reference to
          Exhibit 1 to Company's Current Report on Form 8-K, Date of Report - December 31, 1986*).

     (c) Amendment No. 2 to Loan Agreement dated as of January 28, 1986 between JCP and J. C. Penney Funding Corporation (incorporated by reference to
          Exhibit 10(i)(e) to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

     (d) Agreement dated as of September 30, 2000, between JCP and J.E. Oesterreicher (incorporated by reference to Exhibit 10(c) to Company's Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 28, 2000*).

     (ii) Compensatory Plans or Arrangements required to be filed as Exhibits to
          ----------------------------------------------------------------------
          this Report pursuant to Item 14 (c) of this Report
          --------------------------------------------------

     (a) J. C. Penney Company, Inc. Directors' Equity Program Tandem Restricted Stock Award/Stock Option Plan (incorporated by reference to Exhibit 10(k) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1989*).

     (b) J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 19, 1989*).

     (c) February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit 10(ii)(k) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

     (d) February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(k) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

     (e) J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993*).

     (f) February 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit 10(ii)(l) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

     (g) November 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(n) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

     (h) J. C. Penney Company, Inc. 1993 Non-Associate Directors' Equity Plan (incorporated by reference to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993*).

     (i) February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors' Equity Plan (incorporated by reference to
          Exhibit 10(ii)(m) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

     (j) J. C. Penney Company, Inc. Deferred Compensation Plan as amended through July 14, 1993 (incorporated by reference to Exhibit 10(a) to Company's Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 31, 1993*).

     (k) J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended effective April 9, 1997 (incorporated by reference to Exhibit 10(a) to Company's Quarterly Report on Form 10-Q for the 13 week period ended April 26, 1997*).

     (l)  Directors' Charitable Award Program (incorporated by reference to
          Exhibit 10(r) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

     (m) Form of Indemnification Trust Agreement between Company and The Chase Manhattan Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended (incorporated by reference to Exhibit 1 to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1987*).

     (n) J. C. Penney Company, Inc. 1997 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive proxy statement for its Annual Meeting of Stockholders held on May 16, 1997*).

     (o) J. C. Penney Company, Inc. 1999 Separation Allowance Program for Profit-Sharing Management Associates, effective July 14, 1999, as amended September 8, 1999 (incorporated by reference to Exhibit 10(a) to Company's Quarterly Report on Form 10-Q for the 13 and 26 weeks ended July 31, 1999*).

     (p) Employment Agreement dated as of August 1, 1999 between the Company and V. J. Castagna (incorporated by reference to Exhibit 10(b) to Company's Quarterly Report on Form 10-Q for 13 and 39 weeks ended October 30, 1999*).

     (q)  Employment Agreement dated as of July 21, 2000 between the Company and
          A. I. Questrom (incorporated by reference to Exhibit 10 to Company's Current Report on Form 8-K dated July 21, 2000*).

     (r) J. C. Penney Company, Inc. 2000 New Associate Equity Plan (incorporated by reference to Exhibit 10(a) to Company's Quarterly Report on Form 10-Q for the 13 period ended April 28, 2000*).

     (s) Employment Agreement dated as of September 25, 2000 between the Company and J. W. Harris (incorporated by reference to Exhibit 10(b) to Company's Quarterly Report on Form 10-Q for the 13 and 39 week periods ended April 28, 2001*).

     (t) Amendment No. 1, dated as of May 19, 2000 to the Employment Agreement dated as of August 1, 1999, between the Company and V.J. Castagna (incorporated by reference to Exhibit 10(ii)(av) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 2001*).

     (u) Incentive Compensation Agreements dated as of January 2, 2001, between the Company and G. L. Davis, C. R. Lotter, and M. W. Taxter (incorporated by reference to Exhibit 10(ii) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 2001*).

     (v) J. C. Penney Company, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit B to Company's definitive proxy statement for its Annual Meeting of Stockholders held on May 18, 2001*).

     (w) J. C. Penney Company, Inc. 1999 Separation Allowance Program for Profit-Sharing Management Associates, as amended through January 25, 2002.

     (x) J. C. Penney Company, Inc. Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended through January 1, 2002.

     (y) J. C. Penney Corporation, Inc. 1995 Benefit Restoration Plan, as amended through January 27, 2002.

     (z) Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Corporation, Inc., as amended through January 27, 2002.

     (aa) J. C. Penney Corporation, Inc. Mirror Savings Plans I, II and III, as amended through January 27, 2002.

     (ab) Form of Indemnification Agreement between Company, J. C. Penney Corporation, Inc. and individual Indemnitees, as amended through January 27, 2002.

     (ac) J. C. Penney Corporation, Inc. 1989 Management Incentive Compensation Program, as amended through February 20, 2002.

     (ad) Eckerd Corporation Key Management Bonus Program, dated as of February 1, 1999.

*  SEC file number 1-777

11.  Statement re: Computation of per share earnings
     -----------------------------------------------

     See calculation of earnings per share on page 15 in the Consolidated Statement of Operations in the Company's 2001 Annual Report to Stockholders.

12.  Statement re: Computation of ratios
     -----------------------------------

     (a) Computation of Ratios of Available Income to Combined Fixed Charges and Preferred Stock Dividend Requirement.
     (b)  Computation of Ratios of Available Income to Fixed Charges.

13.  Annual report to security holders
     ---------------------------------

     Excerpt from Company's 2001 Annual Report to Stockholders.

21.  Subsidiaries of the registrant
     ------------------------------

     List of certain subsidiaries of J. C. Penney Company, Inc. as of April 1, 2002.

23.  Independent Auditors' Consent
     -----------------------------

24.  Power of Attorney
     -----------------

99.  Additional Exhibits
     -------------------

     (a) Item 1 of J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 26, 2002 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, filed concurrently herewith, SEC File No. 1-4947-1).

     (b)  Excerpt from J. C. Penney Funding Corporation Annual Report.