Form 10-Q
period 2002-04-27
J C PENNEY CO INC
filed 2002-06-11
CIK 1166126

(CONFORMED COPY)



                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the 13 week period                            Commission file number 1-15274
ended April 27, 2002

                           J. C. PENNEY COMPANY, INC.
----------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

               Delaware                                     26-0037077
----------------------------------------------------------------------------
         (State or other jurisdiction of                       (I.R.S. Employer
          incorporation or organization)                     Identification No.)

6501 Legacy Drive, Plano, Texas                              75024 - 3698
----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (972) 431-1000
                                                   -------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   .       No        .
    -------           -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

267,662,412 shares of Common Stock of 50 cents par value, as of June 6, 2002.

                                       -1-
PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements.



Consolidated Statements of Operations
(Amounts in millions, except per share data)

                                                                                                      13 weeks ended
                                                                                             ---------------------------------
                                                                                                Apr. 27,          Apr. 28,
                                                                                                  2002              2001
                                                                                             ---------------   ---------------
Retail sales, net                                                                              $7,728            $7,522
Costs and expenses
    Cost of goods sold                                                                          5,375             5,288
    Selling, general and administrative expenses                                                2,096             2,045
    Other unallocated                                                                               8              (17)
    Net interest expense                                                                          102                98
    Acquisition amortization                                                                       10                35
    Restructuring and other charges, net                                                            2                 5
                                                                                             ---------------   ---------------
Total costs and expenses                                                                        7,593             7,454
                                                                                             ---------------   ---------------
Income before income taxes                                                                        135                68
Income taxes                                                                                       49                27
                                                                                             ---------------   ---------------
                                                                                             ---------------   ---------------
Net income                                                                                     $   86            $   41
                                                                                             ===============   ===============

Earnings per common share:
Net income                                                                                     $   86            $   41
     Less: preferred stock dividends, net of tax                                                  (7)               (8)
                                                                                             ---------------   ---------------
Income available to common stockholders                                                          $ 79              $ 33
Effect of dilutive securities:

     Interest on 5% convertible debentures, net of tax                                              6                 -

                                                                                             ---------------   ---------------
Income for diluted EPS calculation                                                               $ 85              $ 33
                                                                                             ===============   ===============

Shares:

Average shares outstanding (basic shares)                                                         266               263
Effect of dilutive securities:
    Stock options and restricted stock units                                                        3                 1
                                                                                                   23                 -

                                                                                                -------            -------

        Assumed conversion of 5% convertible debentures

                                                                                             ---------------   ---------------
Average shares used for diluted EPS(1)                                                            292               264

Earnings per share:
Basic                                                                                          $ 0.30            $ 0.13
Diluted                                                                                        $ 0.29            $ 0.13


(1) In each period, certain common stock equivalents and their effects on income
were   excluded  from  the   computation   of  diluted  EPS  because  they  were
anti-dilutive.  Options  to  purchase  9.0 and 13.3  million  shares of stock at prices  ranging from $22 to $71 and $16 to $71 per share were  excluded from the calculations  of EPS for the 13 weeks ended  April 27, 2002 and April 28,  2001, respectively. In addition, outstanding preferred stock convertible into 11.8 and
12.9 million  common shares at April 27, 2002 and April 28, 2001,  respectively, and related  dividends were excluded from the calculation of diluted EPS for the
13 weeks ended the same dates.



The  accompanying  notes  are  an  integral  part  of  these  Unaudited  Interim
Consolidated Financial Statements.


Consolidated Balance Sheets
($ in millions except per share data)

                                                                     Apr. 27,             Apr. 28,             Jan. 26,
                                                                       2002                 2001                 2002
                                                                 ------------------   -----------------    -----------------

ASSETS
Current assets
    Cash (including short-term investments
       of $2,267, $560 and $2,834)                                  $   2,274                   $ 568            $2,840
    Receivables (net of bad debt

       reserves of $25, $35 and $27)                                      785                     946               698
    Merchandise inventory (net of LIFO reserves of $393, $355
    and $377)                                                           4,902                   5,372             4,930
    Prepaid expenses                                                      229                     174               209

                                                                 ------------------   -----------------    -----------------
         Total current assets                                           8,190                   7,060             8,677

Property and equipment (net of
    accumulated depreciation of $3,464,
    $3,018 and $3,328)                                                  4,921                   5,024             4,989

Goodwill                                                                2,320                   2,376             2,321

Intangible assets (net of accumulated
    amortization of $273, $245 and $278)                                  516                     566               527

Other assets                                                            1,517                   1,379             1,534

Assets of discontinued operations
    (including cash and short-term
    investments of $0, $108 and $0)                                         -                   3,137                 -
                                                                 ------------------   -----------------    -----------------

Total assets                                                        $  17,464                $ 19,542          $ 18,048
                                                                 ==================   =================    =================

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

Consolidated Balance Sheets
($ in millions except per share data)

                                                                       Apr. 27,             Apr. 28,             Jan. 26,
                                                                         2002                 2001                 2002
                                                                   -----------------    -----------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                            $  3,433                 $ 3,786           $ 3,465
    Short-term debt                                                        30                      10                15
    Current maturities of long-term debt                                  220                     700               920
    Deferred taxes                                                         96                     123                99
                                                                   -----------------    -----------------    -----------------
         Total current liabilities                                      3,779                   4,619             4,499

Long-term debt                                                          5,175                   4,746             5,179

Deferred taxes                                                          1,244                   1,120             1,231

Other liabilities                                                       1,021                   1,059             1,010

Liabilities of discontinued operations                                      -                   1,783                 -
                                                                   -----------------    -----------------    -----------------

         Total liabilities                                             11,219                  13,327            11,919

Stockholders' equity
Capital stock
    Preferred stock, no par value and stated value of $600 per share:
      authorized, 25 million shares; issued and outstanding, 0.6, 0.6, 0.6 million shares of Series B
      ESOP convertible preferred                                          353                     388               363
    Common stock, par value $0.50:
      authorized, 1,250 million shares;
      issued and outstanding 267, 263
      and 264 million shares                                            3,391                   3,301             3,324
                                                                   -----------------    -----------------    -----------------
                                                                   -----------------
Total capital stock                                                     3,744                   3,689             3,687
                                                                   -----------------    -----------------    -----------------

Deferred stock compensation                                                 7                       -                 6

Reinvested earnings
    At beginning of year                                                2,573                   2,636             2,636
    Net income                                                             86                      41                98
    Common stock dividends declared                                      (33)                    (33)             (128)
    Preferred stock dividends
      declared, net of tax                                                  -                       -              (33)
                                                                   -----------------    -----------------    -----------------
    Reinvested earnings at end
      of period                                                         2,626                   2,644             2,573

    Accumulated other comprehensive loss                                (132)                   (118)             (137)
                                                                   -----------------    -----------------    -----------------

    Total stockholders' equity                                          6,245                   6,215             6,129
                                                                   -----------------    -----------------    -----------------

Total liabilities and
    stockholders' equity                                             $ 17,464                $ 19,542          $ 18,048
                                                                   =================    =================    =================

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

                                       -4-
Consolidated Statements of Cash Flows
($ in millions)

                                                                                         13 weeks ended
                                                                           -------------------------------------------
                                                                                Apr. 27,               Apr. 28,
                                                                                  2002                   2001
                                                                         -------------------    --------------------
Cash flows from operating activities
Net income                                                                  $     86              $     41
Non-cash adjustments to reconcile net income to net cash provided by operating activities:

   Restructuring, asset impairments and PVOL                                      19                     4
   Depreciation and amortization,
        including intangible assets                                              163                   192
   Real estate (gain)                                                              -                  (26)
   Pension (income)                                                                -                  (12)
   Deferred stock compensation                                                     1                     -
   Deferred taxes                                                                 10                   (1)
   Change in cash from:
        Receivables                                                             (87)                  (53)
        Inventory                                                                 28                 (103)
        Other assets                                                             (4)                  (33)
        Trade payables                                                           275                    41
        Current income taxes payable                                               5                   182
        Other liabilities                                                      (210)                 (153)

                                                                         -------------------    --------------------
                                                                                 286                    79
                                                                         -------------------    --------------------

Cash flows from investing activities
Capital expenditures                                                           (126)                 (164)
                                                                         -------------------    ---------------------

                                                                               (126)                 (164)
                                                                         -------------------    ---------------------

Cash flow from financing activities
Change in short-term debt                                                         15                    10
Payment of long-term debt                                                      (706)                 (252)
Common stock issued, net                                                           8                     7
Preferred stock redemption                                                      (10)                  (10)
Dividends paid, common                                                          (33)                  (33)
                                                                         -------------------    --------------------
                                                                               (726)                 (278)
                                                                         -------------------    --------------------
Cash (paid to) discontinued operations                                             -                  (13)
                                                                         -------------------    --------------------
Net (decrease) in cash and
    short-term investments                                                     (566)                 (376)
Cash and short-term investments at
    beginning of year                                                          2,840                   944
                                                                         -------------------    --------------------
Cash and short-term investments at
    end of first quarter                                                    $  2,274              $    568
                                                                         ===================    ====================

Supplemental Cash Flow Information
      Interest paid                                                          $   166              $    166
      Interest received                                                           12                    10
      Income taxes paid/(received)                                                33                 (168)

Non-cash transactions: The Company issued 2.9 million shares of Company common stock to fund an additional contribution to the savings plan granted on January 25, 2002.

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

Notes to the Unaudited Interim Consolidated Financial Statements

1) Summary of Significant Accounting Policies

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2002 (the "2001 10-K"). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2001 10-K.

The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. Because of the seasonal nature of the retail business, operating results for the three-month periods are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

As disclosed in the Company's 2001 10-K, effective January 27, 2002, J. C. Penney Company, Inc. changed its corporate structure to a holding company format. As part of this structure, J. C. Penney Company, Inc. changed its name to J. C. Penney Corporation, Inc. (JCP) and became a wholly owned subsidiary of a newly formed affiliated holding company (Holding Company). The new holding company assumed the name J. C. Penney Company, Inc. The Holding Company has no direct subsidiaries other than JCP, nor does it have any independent assets or operations. All outstanding shares of common and preferred stock were automatically converted into the identical number of and type of shares in the new holding company. Stockholders' ownership interests in the business did not change as a result of the new structure. Shares of the Company remain publicly traded under the same symbol (JCP) on the New York Stock Exchange. The Holding Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Holding Company of certain of JCP's outstanding debt is full and unconditional. The Holding Company and its consolidated subsidiaries, including JCP, are collectively referred to in this report as "Company" or "JCPenney," unless indicated otherwise.

Implementation of New Accounting Standards

Effective January 27, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires goodwill and indefinite-lived intangible assets to remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to believe that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs recorded if necessary. The Company has discontinued amortization of goodwill and indefinite-lived intangible assets, including the Eckerd trade name, as of January 27, 2002, for financial reporting purposes. Other intangible assets with estimable useful lives will continue to be amortized over their useful lives. As of April 27, 2002 and January 26, 2002, the Company had net unamortized goodwill, including the Eckerd trade name, of $2,642 million and $2,643 million, respectively. The Company has completed a fair value assessment of the Eckerd trade name as of January 27, 2002 and determined that there is no impairment at this time. The Company expects to complete the required transitional goodwill impairment test during the quarter ended July 27, 2002. Based on preliminary analyses of enterprise values for identified reporting units, management does not expect to recognize an impairment charge.

The following table sets forth the condensed consolidated pro forma results of operations for the 13-week periods ended April 27, 2002 and April 28, 2001 as if Statement 142 had been in effect for both periods:

$ in millions                                                                     13 weeks ended
                                                                       April 27, 2002            April 28, 2001
Reported net income                                                              $86                      $41
Goodwill and trade name amortization                                               -                       21
                                                                   ----------------------    ---------------------
Adjusted net income                                                              $86                      $62

Earnings per share - basic:
Reported net income                                                            $0.30                     $0.13
Goodwill and trade name amortization                                               -                      0.07
                                                                   ----------------------    ---------------------
Adjusted net income                                                            $0.30                     $0.20

Earnings per share - diluted:
Reported net income                                                            $0.29                     $0.13
Goodwill and trade name amortization                                               -                      0.07
                                                                   ----------------------    ---------------------
Adjusted net income                                                            $0.29                     $0.20

Other intangible assets consisted of the following:

                                                         As of April 27, 2002
                                                       -----------------------------------------------------------------------
                                                             Gross Carrying               Accumulated                Carrying
                                                                     Amount               Amortization                 Amount

                                                       -----------------------------------------------------------------------
Amortized intangible assets:
    Prescription Files                                                  $ 263                   $ 130                $ 133
    Favorable Lease rights                                                204                     143                  61
                                                       -----------------------------------------------------------------------
      subtotal                                                            467                     273                  194
Unamortized intangible assets:
    Eckerd trade name                                                                                                  322
                                                                                                      ------------------------
Total Carrying Amount                                                                                                $ 516
                                                                                                      ------------------------

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $63 million, $61 million, $29 million, $20 million and $12 million for fiscal years 2002, 2003, 2004, 2005 and 2006, respectively. Included in the above numbers is amortization expense related to amortized intangible assets acquired in major business acquisitions and reported as acquisition amortization on the consolidated statements of operations. Acquisition amortization expense is expected to be approximately $42 million, $40 million, $9 million, $6 million and $1 million for fiscal years 2002, 2003, 2004, 2005, and 2006 respectively. The remaining amount of amortization expense is included in SG&A expenses.

The carrying amount of goodwill was $2,321 million at the beginning of 2002 and decreased to $2,320 million at April 27, 2002 due to currency translation adjustments. At April 27, 2002 the total carrying amount of goodwill consisted of $51 million for the Department Store and Catalog segment and $2,269 for the Eckerd Drugstore segment.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes a single accounting model to be used for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business, as previously defined. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 144, effective January 27, 2002, did not have a material impact on its financial statements.

Effect of New Accounting Standards Not Yet Adopted

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt - an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This Statement also makes non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company does not expect the provisions of SFAS No. 145 to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2) Eckerd Managed Care Receivable Securitization

As disclosed in the Company's 2001 10-K, Eckerd sells, on a continuous basis, substantially all of the managed care receivables to ECR Receivables, a subsidiary of Eckerd, who then sells to a third party an undivided interest in all eligible receivables while retaining a subordinated interest in a portion of the receivables. A three-year revolving receivables purchase facility agreement was entered into in May 2001. As of April 27, 2002, securitized managed care receivables totaled $327 million, of which the subordinated retained interest was $127 million. Losses and expenses related to receivables sold under this agreement in the first quarter totaled approximately $1.1 million.

3) Restructuring and Other Charges, Net

The Company recorded a net pretax charge of $2 million in this year's first quarter primarily for imputed interest associated with discounting lease obligations.

During the first quarter of 2001, the Company recorded a net pretax charge of $5 million related to unit closings ($2 million), Eckerd asset impairments ($1 million) and severance benefits paid ($2 million).

                                       -8-
4) Restructuring Reserves

At April 27, 2002, the consolidated balance sheet included reserves related to restructuring activities totaling $103 million. These reserves were established in connection with store closing programs and other restructuring activities and were recorded in the first and second quarters of 2001, as well as in 2000. The remaining reserves are related primarily to future lease obligations for both department stores and drugstores that have closed or were identified for closing. Costs are being charged against the reserves as incurred. Reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews. During the first quarter of 2002, cash payments related to the reserves were $10 million ($2 million for contract cancellations, $1 million for severance paid to employees of units included in the 2001 store closing program, and $7 million related to lease payments). The severance benefits were paid to approximately 130 associates as part of the program that was announced last year. Reserves were increased $2 million for interest on future lease obligations as discussed in Note 3. Cash payments related to these reserves are expected to be approximately $42 million in 2002 with the remaining cash payments to be made by the end of 2005.


5) Comprehensive Income /(Loss) and Accumulated Other Comprehensive (Loss)
   -----------------------------------------------------------------------

Comprehensive Income /(Loss)
(Amounts in millions)
                                                                                                  13 weeks ended
                                                                                      ---------------------------------------
                                                                                         April 27,             April 28,
                                                                                            2002                 2001
                                                                                      -----------------    ------------------
Net income                                                                                       $ 86                 $41
Other comprehensive income/(loss)
    Foreign currency translation
       adjustments                                                                                (2)                  (9)
    Minimum pension liability                                                                       -                  (41)
    Net unrealized changes in
      investment securities                                                                         7                  2
                                                                                      -----------------    ------------------
                                                                                                    5                  (48)
                                                                                      -----------------    ------------------
Total comprehensive income /(loss)                                                                $91                 $(7)
                                                                                      =================    ==================

Accumulated Other Comprehensive (Loss)
(Amounts in millions)
                                                                            April 27,             April 28,          Jan. 26,
                                                                                 2002                 2001              2002
                                                                       ----------------    ----------------    --------------
Foreign currency translation adjustments                                     $ (102)               $ (82)             $(100)
Non-qualified plan minimum liability adjustment                                 (51)                 (41)              (51)
Net unrealized changes in
  investment securities                                                         21                   5                 14
                                                                       ----------------    ----------------    --------------
Accumulated other comprehensive (loss)                                        $ (132)              $ (118)           $ (137)
                                                                       ================    ================    ==============

Net unrealized changes in investment securities are shown net of deferred taxes of $12 million, $3 million and $8 million as of April 27, 2002, April 28, 2001 and January 26, 2002, respectively. Minimum pension liability is shown net of a deferred tax asset of $33 million, $27 million and $33 million as of April 27, 2002, April 28, 2001 and January 26, 2002, respectively. A deferred tax asset has not been established for currency translation adjustments.

6) Segment Reporting

The Company operates in two business segments: Department Stores and Catalog (including the Company's web site, jcpenney.com), and Eckerd Drugstores. The results of Department Stores and Catalog are combined because they generally serve the same customers and have virtually the same mix of merchandise. Other items are shown in the following table for purposes of reconciling to total Company amounts.



Business segment information
($ in millions)

                                                   Department
                                                   Stores &             Eckerd               Other               Total
                                                    Catalog           Drugstores         Unallocated            Company
-------------------------------------------------------------------------------------------------------------------------------
1st Quarter - 2002
Retail sales, net                              $   4,006            $   3,722                 $     -         $   7,728
                                              ---------------------------------------------------------------------------------
Segment operating profit                             157                  100                                       257
Net interest expense                                                                            (102)             (102)
Other unallocated                                                                                 (8)               (8)
Acquisition amortization                                                                         (10)              (10)
Restructuring and other
     charges, net                                                                                 (2)               (2)
                                                                                                          ---------------------
Income before income taxes                                                                                          135
Total assets                                      10,621                6,712                     131            17,464
Depreciation and
     amortization expense                      $      92            $      61               $      10         $     163


-------------------------------------------------------------------------------------------------------------------------------
1st Quarter - 2001
Retail sales, net                              $   4,062            $   3,460                 $     -         $   7,522
                                              ---------------------------------------------------------------------------------
Segment operating profit                             133                   56                                       189
Net interest expense                                                                             (98)              (98)
Other unallocated                                                                                  17                17
Acquisition amortization                                                                         (35)              (35)
Restructuring and other
     charges, net                                                                                 (5)               (5)
                                                                                                          ---------------------
Income before income taxes                                                                                           68
Total assets                                       9,357                6,932                3,253(1)            19,542
Depreciation and
     amortization expense                      $     101            $      56               $      35         $     192

(1) Includes assets from discontinued operations.

7) Subsequent Event - New Credit Agreement

On May 31, 2002, JCP and the Holding Company entered into a three-year, $1.5 billion revolving bank line of credit with a syndicate of banks with JPMorgan Chase Bank as administrative agent. The new revolving credit facility (new credit facility) replaces a $1.5 billion facility that was scheduled to mature on November 21, 2002, and a $630 million letter of credit facility. The new credit facility may be used for general corporate purposes, including the issuance of letters of credit. No cash borrowings have been made under either the new or previous credit facilities.

The new credit facility contains the following terms:

o Indebtedness incurred by JCP under the new credit facility is collateralized by all eligible domestic department store and catalog inventory, as defined in the new credit facility agreement, which can be released as performance improvements are achieved and ratings by the rating agencies improve.

o Pricing is tiered based on the corporate credit ratings for JCP by Moody's and Standard and Poor's.

o Obligations under the new credit facility are guaranteed by the Holding Company and JCP Real Estate Holdings, Inc., which is a wholly owned subsidiary of JCP.

o A financial performance covenant, which consists of a maximum ratio of total debt to EBITDA as measured on a rolling four quarters basis. In addition, the amount of outstanding indebtedness will be subject to a limitation based on the value of collateral to total indebtedness, as defined in the new credit facility agreement.

Copies of the agreement relating to the new credit facility were filed with the Securities and Exchange Commission on Form 8-K dated May 31, 2002.

Following the completion of the new credit facility, JCP's credit rating were impacted as follows:

                                Corporate               Senior                  Bank
                                Credit                  Unsecured               Line of
                                Rating                  Debt                    Credit
                            ----------------      -------------------     -----------------
Standard's and Poor's           BBB-                    BBB-                    BBB-
                             (unchanged)             (unchanged)

Moody's Investor                Ba2                     Ba3                     Ba1
Service                      (unchanged)            (lowered from Ba2)

Fitch Ratings               Not Applicable              BB                      BB+
                                                    (lowered from BB+)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

As disclosed in the Company's 2001 10-K, effective January 27, 2002, J. C. Penney Company, Inc. changed its corporate structure to a holding company format. As part of this structure, J. C. Penney Company, Inc. changed its name to J. C. Penney Corporation, Inc. (JCP) and became a wholly owned subsidiary of a newly formed affiliated holding company (Holding Company). The new holding company assumed the name J. C. Penney Company, Inc. The Holding Company has no direct subsidiaries other than JCP, nor does it have any independent assets or operations. All outstanding shares of common and preferred stock were automatically converted into the identical number of and type of shares in the new holding company. Stockholders' ownership interests in the business did not change as a result of the new structure. Shares of the Company remain publicly traded under the same symbol (JCP) on the New York Stock Exchange. The Holding Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Holding Company of certain of JCP's outstanding debt is full and unconditional. The Holding Company and its consolidated subsidiaries, including JCP, are collectively referred to in this report as "Company" or "JCPenney," unless indicated otherwise.


Consolidated Results of Operations

                                                                                 13 weeks ended
                                                                       -----------------------------------
                                                                         Apr. 27,            Apr. 28,
                                                                           2002                2001
                                                                       --------------    -----------------
$ in millions

Segment operating profit
     Department Stores and Catalog                                        $  157               $  133
     Eckerd Drugstores                                                       100                   56
                                                                       --------------    -----------------
Total segments                                                               257                  189
Other unallocated                                                            (8)                   17
Net interest expense                                                         (102)               (98)
Acquisition amortization                                                     (10)                (35)
Restructuring and other charges, net                                         (2)                  (5)
                                                                       --------------    -----------------
Income before income taxes                                                   135                   68
Income taxes                                                                 (49)                (27)
                                                                       --------------    -----------------
Net income                                                               $   86                $   41
                                                                       ==============    =================

Net income was $86 million, or $0.29 per share, in this year's first quarter compared to $41 million, or $0.13 per share, in last year's comparable period. Results were affected by certain non-comparable charges or credits. Non-comparable items are defined and discussed on the following page.

The following table reconciles earnings before the effects of non-comparable items to income before income taxes. All references to EPS are on a diluted basis.

                                                                    13 weeks ended                  13 weeks ended
                                                           ----------------------------    ----------------------------
                                                                    April 27, 2002                  April 28, 2001
$ in millions, except EPS                                     Pretax $            EPS         Pretax $            EPS
                                                              --------------   -----------    --------------   -----------

Earnings before the effects
    of non-comparable items                                       $137          $0.29            $ 59           $0.11
Restructuring and other charges, net                               (2)                            (5)
Other non-comparable items:
    Centralized merchandising process
      costs(ACT)                                                     -                           (12)
    Real estate gain                                                 -                             26
                                                              --------------   -----------    --------------   -----------
Total non-comparable items                                         (2)              -               9            0.02
                                                              --------------   -----------    --------------   -----------

 GAAP pre-tax income                                              $135          $0.29          $   68           $0.13

                                                              ==============   ===========    ==============   ===========

The Company considers non-comparable items to be significant charges or credits that occur infrequently and any related subsequent adjustments that are not reflective of normal operating performance. Examples of non-comparable items would include significant real estate transactions that are not part of the Company's core business, costs related to centralizing merchandising and other processes and costs related to significant acquisitions. The financial impacts of these transactions complicate comparisons of ongoing operating results and therefore require discussion to clarify results and trends in the Company's operations for multiple years.

First quarter 2002 included a non-comparable $2 million restructuring charge. First quarter 2001 non-comparable items included a $26 million gain on the sale of real estate and $12 million ACT (centralization of merchandising process) initiative expenses, both of which were reported in other unallocated, and a $5 million restructuring charge.

Income before income taxes and the effects of non-comparable items for the first quarter of 2002 was $137 million, or $0.29 per share, compared to $59 million, or $0.11 per share, for the comparable period in 2001. The increase from prior year results reflects strong comparable store sales gains for both department stores and Eckerd drugstores. Operating profits also improved due to higher gross margin ratios in both segments and expense management initiatives at Eckerd. This year's EPS also includes an increase of $0.07 per share from the elimination of amortization of goodwill in compliance with a new accounting standard as discussed in Note 1, and a decrease of $0.03 per share from lower non-cash pension income as previously disclosed in the 2001 10-K.

Segment Operating Results

Department Stores and Catalog

                                                                              13 weeks ended
                                                                  ---------------------------------------
                                                                    April 27,               April 28,
                                                                       2002                   2001
                                                                  ---------------       ------------------
$ in millions

Retail sales, net                                                   $   4,006                 $4,062
Cost of goods sold                                                    (2,492)                (2,601)
                                                                  ---------------       ------------------
FIFO/LIFO gross margin                                                  1,514                  1,461
SG&A expenses                                                         (1,357)                (1,328)
                                                                  ---------------       ------------------
Segment operating profit                                              $   157                  $ 133
                                                                  ===============       ==================

Sales percent increase/(decrease)
     Comparable stores(1)                                                7.9%                   1.1%
     Total department stores                                             5.1%                  -0.5%
     Catalog                                                           -24.8%                 -11.9%
Ratios as a percent of sales
     FIFO/LIFO gross margin                                             37.8%                  36.0%
     SG&A expenses                                                      33.9%                  32.7%
     Segment operating profit                                            3.9%                   3.3%

(1) Comparable store sales include the sales of stores after having been opened for 12 consecutive months. Stores become comparable on the first day of the 13th month.

Segment operating profit improved 18% to $157 million in this year's first quarter compared to $133 million in the same period last year. This represents an increase of 60 basis points to 3.9% of sales. This improvement was driven by improved gross margins in department stores and continued good inventory management and expense control in the catalog operation.

Comparable department store sales increased 7.9%. Total department store sales increased $162 million or 5.1% for the quarter. Home merchandise had the largest increase in sales over last year, followed by Men's, Women's Apparel and Children's. Specific categories performing well were sportswear, bedding, window coverings, children's clothing and housewares. Sales gains reflect good customer response to marketing programs and merchandise assortments, which are more focused under the centralized buying process. The Company's 100th anniversary promotion was particularly successful and it drove April sales to above plan sales increases. While most categories gained in sales, some classifications declined from last year's sales levels. Categories with sales declines were dresses and jewelry. Catalog sales were $218 million below last year. Catalog sales were expected to be down due to a reduction in both the circulation quantities and the number of sale/value and specialty catalogs, as well as the change requiring payment at the time an order is placed. In addition, customer response was weaker than planned in the Spring catalogs. Total internet sales, which are reported as a component of Catalog sales, were $82 million compared to $73 million in last year's first quarter.

Gross margin for the quarter increased 180 basis points as a percentage of sales. The improvement is related to better merchandise offerings coupled with the overall benefits from centralization and significantly improved inventory management for both department stores and catalog. Inventory for the segment was down 12.3% from last year. Comparable store inventory was down 5.2%.

Selling, general and administrative (SG&A) expenses increased in the first quarter of 2002 over last year and were not leveraged as a percent of sales. Increases related primarily to higher advertising expenses, transition expenses for the new distribution network for department stores and a reduction in non-cash pension income. The new distribution network for department stores is an integral part of centralization. At the end of the quarter, four centers were in operation, providing coverage for over 300 stores. The network will facilitate the movement of merchandise from suppliers to the stores and should result in a more accurate allocation of merchandise based on sales trends and other factors.

The Company is now in the second year of a five-year turnaround program for department stores. Management has taken steps to ensure financial flexibility as plans are executed to centralize the merchandising and logistics networks, improve merchandise offerings and enhance systems to provide better inventory data and more visibility into merchandise selling patterns. The profitability of department stores is impacted by the customers' response to the merchandise offerings as well as competitive conditions in the retail industry, the effects of the current economic climate and consumer confidence.

Eckerd Drugstores

                                                                     13 weeks ended
                                                          --------------------------------------
                                                              April 27,           April 28,
                                                                2002                 2001
                                                          ------------------   -----------------
$ in millions

Retail sales                                                  $  3,722            $  3,460
Cost of goods sold                                             (2,868)             (2,672)
                                                          ------------------   -----------------
FIFO gross margin                                                  854                788
LIFO charge                                                       (15)                (15)
                                                          ------------------   -----------------
LIFO gross margin                                                  839                 773
SG&A expenses                                                    (739)               (717)
                                                          ------------------   -----------------
Segment operating profit                                      $    100               $  56
                                                          ==================   =================

Sales percent increase
     Comparable stores(1)                                         7.6%                9.3%
     Total sales                                                  7.6%                3.8%
Ratios as a percent of sales
     FIFO gross margin                                           23.0%               22.8%
     LIFO gross margin                                           22.5%               22.3%
     SG&A expenses                                               19.8%               20.7%
     Segment operating profit                                     2.7%                1.6%

(1) Comparable store sales include the sales of stores after having been opened for at least one full year. Comparable store sales include the sales of relocated stores.

Segment operating profit for Eckerd improved 79% to $100 million in this year's first quarter compared with $56 million in the same period last year. This represents an increase of 110 basis points to 2.7% of sales. The increase in Eckerd's operating profit this year was primarily related to strong comparable store sales growth, gross margin improvement and the leveraging of SG&A expenses.

Comparable store sales increased by 7.6% for the quarter, with pharmacy sales increasing 9.7% and general merchandise sales increasing 3.6%. Pharmacy sales increased to 67.7% of total drugstore sales, up 120 basis points from last year, with the managed care portion of pharmacy sales increasing 140 basis points to 92.2% of total pharmacy sales. General merchandise sales reflect continued increases in transaction volumes as a result of lower, more competitive pricing, improved promotional marketing and the new store format which has been rolled out to approximately 925 drugstores, or approximately 35% of the total drugstore base. The strongest general merchandise categories were cosmetics and skin care, vitamins, baby and hygiene products, candy, food and snacks, beverages and seasonal merchandise.

Gross margin for the quarter increased 20 basis points as a percent of sales, and includes a LIFO charge of $15 million in the first quarter of both 2002 and 2001. This improvement was principally from pharmacy, due to a higher penetration of generic drugs and also from improved procurement practices. Margins in general merchandise sales were negatively impacted by the implementation of the new competitive pricing strategy which was implemented during the first quarter of 2001 and in effect for the entire first quarter of 2002. The impact of these price reductions on sales was somewhat offset by higher transaction volumes.

As a percent of sales, SG&A expenses improved 90 basis points over last year, primarily as a result of better leveraging from the strong sales growth, combined with decreased payroll costs from eliminating redundancies in the back office, especially in the more efficient reconfigured drugstores, and savings from the in-sourcing of the information technology function.


Other Unallocated

Other unallocated consists of real estate activities, investment transactions, and other items that are related to corporate initiatives or activities, which are not allocated to an operating segment. Other unallocated expenses for the first quarter of 2002 consist of $8 million of asset impairments on certain underperforming department stores,$10 million recorded for the present value of lease obligations on stores scheduled to close,$14 million of real estate gains and operating activities and a $3 million loss from third party fulfillment activities. In first quarter 2001, other unallocated primarily included a non-cash gain of $26 million on the sale of real estate properties, ACT initiative expenses of $12 million and a $4 million loss from third party fulfillment activities.

Net Interest Expense

Interest charges for the first quarter increased by $4 million, primarily as a result of the increase in average long-term debt outstanding. In the third quarter of 2001, $650 million of 5% Convertible Subordinated Notes Due 2008 were issued. In April 2002 the $700 million 7.25% Note due April 1, 2002 matured and was paid.


Acquisition Amortization

Acquisition amortization decreased $25 million in first quarter compared to last year. The decrease was primarily the result of the Company's adoption of SFAS No. 142, which eliminated the amortization of goodwill and the Eckerd trade name.


Restructuring and Other Charges, Net

The Company recorded pretax charges of $2 million and $5 million for first quarter 2002 and 2001, respectively, related to restructuring charges and adjustments to previously established restructuring reserves.


Income Taxes

The Company's overall effective income tax rate was 36.5% for the first quarter of 2002 compared with 40.2% for the same period last year. The decrease is due to recent changes to the tax law related to the deductibility of dividends paid to the Company's savings plan. Additionally, the tax rate was high in the first quarter of 2001 due to a higher percentage of non-deductible permanent book/tax differences, principally goodwill, relative to income.

Financial Condition

Merchandise inventories on a FIFO basis totaled $5,295 million at the end of the first quarter compared with $5,727 million last year. Inventories for Department Stores and Catalog totaled $2,983 million and $3,400 million at April 27, 2002 and April 28, 2001, respectively. The decline is principally related to catalog inventory. On a comparable store basis, inventories have declined 5.2% from last year's levels. Inventories are down slightly from plan, particularly in juniors, young men's, children's and footwear, due to better than expected sales. Inventory purchases are anticipated to be above plan in the second quarter to replenish key merchandise categories. Eckerd drugstore inventories totaled $2,312 million compared with $2,327 million last year. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $393 million at April 27, 2002, $377 million at January 26, 2002, and $355 million at April 28, 2001.

Liquidity and Capital Resources

After paying off approximately $700 million of debt that matured in April, the Company's liquidity remains strong with approximately $2.3 billion in cash and short-term investments as of April 27, 2002. Cash flow from operating activities for the first quarter of 2002 was $286 million compared to $79 million in the comparable period of 2001. This increase is due to improved earnings and lower inventory levels net of trade payables.

In May 2002, JCP executed a revolving credit agreement which replaced its expiring $1.5 billion bank revolving credit facility and $630 million letter of credit facility. Indebtedness incurred under the new credit facility is collateralized by all eligible domestic department store and catalog inventory, as defined in the new credit facility agreement. This new credit facility will provide JCP with an additional source of liquidity for working capital needs and letter of credit support. No borrowings, other than the issuance of letters of credit, have been made under the existing or new credit facilities. The Company, through its local subsidiary, did increase short-term borrowings under another credit facility by $15 million for operating cash needs at its Renner department store chain in Brazil.

Operating cash flows are impacted by the competitive conditions in the retail industry, the effects of the current economic climate and consumer confidence. Based on the nature of the Company's businesses, management considers the above factors to be normal business risks. The Company has not identified any circumstances that would likely impair the Company's ability to maintain its planned level of operations, capital expenditures and dividends in the foreseeable future.

The Company incurred capital expenditures of $126 million in the first quarter of 2002 compared with $164 million for the comparable 2001 period. These were primarily for costs associated with the continuing remodeling and reconfiguration program for Eckerd drugstores, costs incurred in rolling out the new merchandise distribution network and centralized checkouts for JCPenney department stores.

A quarterly dividend of $0.125 per share on the Company's outstanding common stock was paid on May 1, 2002 to stockholders of record on April 10, 2002.


Seasonality

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one-third of annual sales. Accordingly, the results of operations for the 13 weeks ended April 27, 2002 are not necessarily indicative of the results for the entire year.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to market risks in the normal course of business due to changes in interest rates and changes in currency exchange rates. The Company's market risks related to interest rates at April 27, 2002 are similar to those disclosed in the Company's Form 10-K for the year ended January 26, 2002. For the 13 weeks ended April 27, 2002 the other comprehensive loss on foreign currency translation was not material. Due to the relatively small size of foreign operations, management believes that its exposure to market risk associated with foreign currencies would not have a material impact on its financial condition or results of operations.



This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, and government activity. Investors should take such risks into account when making investment decisions.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.

         The Company has no material legal proceedings pending against it.




Item 6 - Exhibits and Reports on Form 8-K.

(a) Exhibits

     None.


(b) Reports on Form 8-K

The Company filed the following report on Form 8-K during the period covered in this report:

o Current Report on Form 8-K dated January 27, 2002 (Item 5-Other Events and Regulation FD Disclosure)

o Current Report on Form 8-K dated April 16, 2002 (Item 5-Other Events and Regulation FD Disclosure)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                            J. C. PENNEY COMPANY, INC.




                                            By     /S/ W. J. Alcorn
                                            ----------------------------
                                                      W. J. Alcorn
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)



Date:  June 11, 2002