Form 10-Q
period 2002-07-27
J C PENNEY CO INC
filed 2002-09-06
CIK 1166126

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the 13 and 26 week periods                    Commission file number 1-15274
ended July 27, 2002

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

267,932,276 shares of Common Stock of 50 cents par value, as of August 30, 2002.

                                       -1-
PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements

Consolidated Statements of Operations
($ in millions, except per share data)

                                                                        13 weeks ended                       26 weeks ended
                                                                 ----------------------------         ----------------------------
                                                                  July 27,           July 28,          July 27,          July 28,
                                                                    2002               2001              2002              2001
                                                                 ----------        -----------       -----------       -----------
Retail sales, net                                                $ 7,198            $ 7,211          $ 14,926           $14,733
Costs and expenses
    Cost of goods sold                                             5,063              5,174            10,438            10,462
    Selling, general and administrative
      expenses                                                     2,040              1,990             4,136             4,035
    Other unallocated                                                  7                 11                15                (6)
    Net interest expense                                              92                 94               194               192
    Acquisition amortization                                           7                 21                17                56
    Restructuring and other, net                                      (2)                 7                -                 12
                                                                 ----------         ----------       -----------       -----------
Total costs and expenses                                           7,207              7,297            14,800            14,751
                                                                 ----------         ----------       -----------       -----------
(Loss)/income from continuing
    operations before income taxes                                    (9)               (86)              126               (18)
Income taxes                                                          (3)               (33)               46                (6)
                                                                 ----------         ----------       -----------       -----------
(Loss)/income from continuing
  operations                                                          (6)               (53)               80               (12)
(Loss) on sale of discontinued
    operations, net of income tax                                      -                (16)                -               (16)
                                                                 ----------         ----------       -----------       -----------
Net (loss)/income                                                $    (6)             $ (69)         $     80           $   (28)

Less: preferred stock dividends                                       (7)                (7)              (14)              (15)
                                                                 ---------         -----------       -----------       -----------
Net (loss)/income applicable to common
    stockholders                                                 $   (13)           $   (76)         $     66           $   (43)
                                                                 ==========        ===========       ===========       ===========



(Loss)/earnings per share from continuing operations:
    Basic                                                        $ (0.05)           $ (0.23)           $ 0.25           $ (0.10)
    Diluted                                                      $ (0.05)           $ (0.23)           $ 0.24           $ (0.10)

(Loss)/earnings per share:
    Basic                                                        $ (0.05)           $ (0.29)           $ 0.25           $ (0.16)
    Diluted                                                      $ (0.05)           $ (0.29)           $ 0.24           $ (0.16)

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

Consolidated Balance Sheets
($ in millions)

                                                                    July 27,            July 28,             Jan. 26,
                                                                       2002                2001                 2002
                                                                  ----------------   -----------------    -----------------

ASSETS
Current assets
     Cash and short-term investments
      (including restricted balances
      of $121, $245 and $115)                                       $ 2,004            $  1,696             $  2,840

    Receivables (net of bad debt
          reserves of $15, $32 and $27)                                 697                 737                  698

    Merchandise inventory (net of LIFO
          reserves of $401, $368 and $377)                            5,002               5,413                4,930

    Prepaid expenses                                                    252                 175                  209
                                                                  ----------------   -----------------    -----------------

         Total current assets                                         7,955               8,021                8,677

Property and equipment (net of
    accumulated depreciation of $3,575,
    $3,137 and $3,328)                                                4,889               4,964                4,989

Goodwill                                                              2,312               2,358                2,321

Intangible assets (net of accumulated
    amortization of $285, $285 and $304)                                513                 550                  527

Other assets                                                          1,540               1,484                1,534
                                                                  ----------------   -----------------    -----------------

Total assets                                                        $17,209            $ 17,377             $ 18,048
                                                                  ================   =================   =================



The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

Consolidated Balance Sheets
($ in millions except per share data)

                                                                       July 27,            July 28,            Jan. 26,
                                                                          2002                2001                2002
                                                                    -----------------   -----------------  -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                             $  3,500            $  3,503            $  3,465
    Short-term debt                                                         17                  21                  15
    Current maturities of long-term debt                                    14                 907                 920
    Deferred taxes                                                          88                 141                  99
                                                                    -----------------    -----------------   -----------------
         Total current liabilities                                       3,619               4,572               4,499

Long-term debt                                                           5,172               4,545               5,179

Deferred taxes                                                           1,256               1,127               1,231

Other liabilities                                                          999               1,045               1,010
                                                                    -----------------    -----------------   -----------------

         Total liabilities                                              11,046              11,289              11,919

Stockholders' equity
Capital stock
    Preferred stock, no par value
       and stated value of $600 per share:
       authorized, 25 million shares;
       issued and outstanding, 0.6, 0.6,
       0.6 million shares of Series B
       ESOP convertible preferred                                          345                 380                 363
    Common stock, par value $0.50:
       authorized, 1,250 million shares;
       issued and outstanding 268, 263 and
       264 million shares                                                3,400               3,311               3,324
                                                                    -----------------    -----------------   -----------------

Total capital stock                                                      3,745               3,691               3,687
                                                                    -----------------    -----------------   -----------------

Deferred stock compensation                                                  9                   -                   6

Reinvested earnings at beginning of year                                 2,573               2,636               2,636
    Net income/(loss)                                                       80                 (28)                 98
    Common stock dividends declared                                        (66)                (65)               (128)
    Preferred stock dividends                                              (14)                (15)                (33)
                                                                    -----------------    -----------------   -----------------
Reinvested earnings at end of period                                     2,573               2,528               2,573

    Accumulated other comprehensive (loss)                                (164)               (131)               (137)
                                                                    -----------------    -----------------   -----------------

        Total stockholders' equity                                       6,163               6,088               6,129
                                                                    -----------------    -----------------   -----------------

Total liabilities and stockholders'
  equity                                                              $ 17,209            $ 17,377            $ 18,048
                                                                    =================  =================   =================

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

Consolidated Statements of Cash Flows
($ in millions)

                                                                           -------------------------------------------
                                                                                         26 weeks ended
                                                                           -------------------------------------------
                                                                             July 27,              July 28,
                                                                                2002                  2001
                                                                           -------------------   ---------------------
Cash flows from operating activities
Income/(loss) from continuing operations                                    $     80               $   (12)
Non-cash adjustments to reconcile net income to net cash provided by operating activities:
   Restructuring, asset impairments and other                                     26                     8
   Depreciation and amortization                                                 324                   362
   Real estate (gain)                                                              -                   (26)
   Pension expense/(income)                                                        4                   (28)
   Deferred stock compensation                                                     3                     -
   Deferred taxes                                                                 14                    24
   Change in cash from:
        Receivables                                                                1                   (44)
        Sale of drugstore receivables                                              -                   200
        Inventory                                                                (72)                 (144)
        Other assets                                                             (49)                   29
        Accounts payable                                                         302                  (162)
        Current income taxes payable                                             (19)                  102
        Other liabilities                                                       (166)                 (246)
                                                                           -------------------   ---------------------
                                                                                 448                    63
                                                                           -------------------   ---------------------


Cash flows from investing activities
Capital expenditures                                                            (286)                 (316)
Proceeds from sale of discontinued operations                                      -                 1,305
                                                                           -------------------   ---------------------

                                                                                (286)                  989
                                                                           -------------------   ---------------------


Cash flows from financing activities
Change in short-term debt                                                          2                    21
Proceeds from equipment financing                                                  9                     -
Payment of long-term debt, including
    capital leases                                                              (929)                 (252)
Common stock issued, net                                                          18                    17
Preferred stock redemption                                                       (18)                  (19)
Dividends paid, common                                                           (80)                  (80)
                                                                           -------------------   ---------------------
                                                                                (998)                 (313)
                                                                           -------------------   ---------------------

Cash received from discontinued operations                                         -                    13
                                                                           -------------------   ---------------------

Net (decrease)/increase in cash and
    short-term investments                                                      (836)                  752
Cash and short-term investments at
    beginning of year                                                          2,840                   944
                                                                           -------------------   ---------------------
Cash and short-term investments at
    end of period                                                           $  2,004               $ 1,696
                                                                           ===================   =====================

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

Notes to the Unaudited Interim Consolidated Financial Statements

1) Summary of Significant Accounting Policies
   ------------------------------------------

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 26, 2002 (the "2001 10-K"). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2001 10-K.

The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. Because of the seasonal nature of the retail business, operating results for the six-month periods are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

As disclosed in the Company's 2001 10-K, effective January 27, 2002, J. C. Penney Company, Inc. changed its corporate structure to a holding company format. As part of this structure, J. C. Penney Company, Inc. changed its name to J. C. Penney Corporation, Inc. (JCP) and became a wholly owned subsidiary of a newly formed affiliated holding company (Holding Company). The new holding company assumed the name J. C. Penney Company, Inc. The Holding Company has no direct subsidiaries other than JCP, nor does it have any independent assets or operations. All outstanding shares of common and preferred stock were automatically converted into the identical number of and type of shares in the new holding company. Stockholders' ownership interests in the business did not change as a result of the new structure. Shares of the Company remain publicly traded under the same symbol (JCP) on the New York Stock Exchange. The Holding Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Holding Company of certain of JCP's outstanding debt is full and unconditional. The Holding Company and its consolidated subsidiaries, including JCP, are collectively referred to in this quarterly report as "Company" or "JCPenney," unless indicated otherwise.

Implementation of New Accounting Standards
------------------------------------------

Adoption of SFAS No. 142

Effective January 27, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Upon adoption, the Company ceased amortization of goodwill and indefinite-lived intangible assets, primarily the Eckerd trade name. These assets are now subject to an impairment test on an annual basis, or when there is reason to believe that their values have been diminished or impaired. Additionally, a transitional impairment test is required as of the adoption date. These impairment tests are performed on each business of the Company where goodwill is recorded. The net carrying value of goodwill and the Eckerd trade name, as of January 26, 2002 was $2,643 million. The Company completed the transitional impairment test on the Eckerd trade name in the first quarter of 2002 and the transitional goodwill impairment test in the second quarter of 2002 and determined that there is no evidence of impairment. The fair value of the Company's identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. Other intangible assets with estimable useful lives will continue to be amortized over that period.

The following table sets forth the condensed consolidated pro forma results of operations for the 13-week and 26-week periods ended July 27, 2002 and July 28, 2001 as if Statement 142 had been in effect for all periods presented:

($ in millions except EPS)                                             13 weeks ended               26 weeks ended
                                                                ---------------------------    --------------------------
                                                               July 27,      July 28,          July 27,   July 28,
                                                                  2002          2001              2002       2001
                                                                ------------ --------------    ------------ -------------
Reported net (loss)/income                                      $   (6)      $   (69)           $   80       $  (28)
Goodwill and trade name amortization                                 -            12                 -           33
                                                                ------------ --------------    ------------ -------------
Adjusted net (loss)/income                                      $   (6)      $   (57)           $   80       $    5
                                                                ============ ==============    ============ =============

Earnings per share (EPS) - basic:
Reported net (loss)/income                                      $(0.05)      $ (0.29)           $ 0.25       $(0.16)
Goodwill and trade name amortization                                 -          0.05                 -         0.12
                                                                ------------ --------------    ------------ -------------
Adjusted net (loss)/income                                      $(0.05)      $ (0.24)           $ 0.25       $(0.04)
                                                                ============ ==============    ============ =============

Earnings per share (EPS) - diluted:
Reported net (loss)/income                                      $(0.05)      $ (0.29)           $ 0.24       $(0.16)
Goodwill and trade name amortization                                 -          0.05                 -         0.12
                                                                ------------ --------------    ------------ -------------
Adjusted net (loss)/income                                      $(0.05)      $ (0.24)           $ 0.24       $(0.04)
                                                                ============ ==============    ============ =============

Intangible assets consisted of the following:

                                                               July 27,            July 28,            Jan. 26,
($ in millions)                                                   2002                2001                2002
                                                             ----------------    ---------------     ---------------

Amortized intangible assets:
---------------------------
    Prescription files                                           $ 271               $ 242               $ 258
    Less accumulated amortization                                  137                 104                 121
                                                             ----------------    ---------------     ---------------
    Prescription files, net                                        134                 138                 137
                                                             ----------------    ---------------     ---------------

    Favorable lease rights                                         205                 204                 204
    Less accumulated amortization                                  148                 121                 136
                                                             ----------------    ---------------     ---------------
    Favorable lease rights, net                                     57                  83                  68
                                                             ----------------    ---------------     ---------------

    Software                                                         -                  20                   -
    Less accumulated amortization                                    -                  18                   -
                                                             ----------------    ---------------     ---------------
    Software, net                                                    -                   2                   -
                                                             ----------------    ---------------     ---------------

    Carrying amount of amortized
       intangible assets                                           191                 223                 205

Unamortized intangible assets
-----------------------------
    Eckerd trade name(1)                                           322                 327                 322

                                                             ----------------    ---------------     ---------------
Total carrying amount                                            $ 513               $ 550               $ 527
                                                             ================    ===============     ===============


(1) Eckerd trade name is net of accumulated amortization of $42 million and $47 million for the second quarter 2001 and year end 2001.

The following table provides amortization expense for the periods presented. Amortization expense related to major business acquisitions is reported as acquisition amortization on the consolidated statements of operations. The remaining amount of amortization expense is included in selling, general and administrative (SG&A) expenses.

($ in millions)                                   13 weeks ended            26 weeks ended
                                               ----------------------    --------------------
                                              July 27,  July 28,        July 27,   July 28,
                                                 2002      2001            2002       2001
                                             ----------  ---------    ----------   ----------

Major business acquisitions(1)                  $   7    $   21           $  17     $   56
Other acquisitions                                  5         5              11         10
                                             ---------- ----------    ----------   ----------
   Total for amortized intangible assets        $  12    $   26           $  28     $   66
                                             ========== ==========    ==========   ==========

(1) Includes amortization expense of $13 million and $35 million related to goodwill and trade name for the second quarter and first half of 2001, respectively, before the adoption of SFAS No. 142. Major business acquisitions include Eckerd Corporation acquired in early 1997, Lojas Renner S.A. acquired in January 1999 and Genovese Drug Stores, Inc. acquired in March 1999.

Amortization expense for the amortized intangible assets reflected above is expected to be approximately $63 million, $61 million, $29 million, $20 million and $12 million for fiscal years 2002, 2003, 2004, 2005 and 2006, respectively. Of these amounts, amortization related to major business acquisitions is expected to be approximately $42 million, $40 million, $9 million, $6 million and $1 million for fiscal years 2002, 2003, 2004, 2005 and 2006 respectively.

The carrying amount of goodwill was $2,321 million at the beginning of 2002 and decreased to $2,312 million at July 27, 2002, due to currency translation adjustments. At July 27, 2002, the total carrying amount of goodwill consisted of $43 million for the Department Store and Catalog segment and $2,269 million for the Eckerd Drugstore segment.

Adoption of SFAS No. 144

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes a single accounting model to be used for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30 for the disposal of a segment of a business, as previously defined. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 144, effective January 27, 2002, did not have a material impact on its financial statements.

Adoption of SFAS No. 145

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Statement 145 rescinds Statement 4, "Reporting Gains and Losses from Extinguishment of Debt - an amendment of APB Opinion No. 30", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. Statement 145 also amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company adopted SFAS No. 145 in the second quarter 2002 concurrent with the initial closing of notes tendered in the Company's debt exchange. Accordingly, the loss on the exchange of approximately $0.5 million was recorded as net interest expense in income from continuing operations and is more fully discussed in Note 11.

Effect of New Accounting Standard Not Yet Adopted

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This Statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. Implementation of SFAS No. 146 will result in a change in the timing of recording costs associated with exit or disposal activities. Such costs will be recorded in later periods than under the current rules.


2)   Earnings per Share
     -------------------
Basic earnings per share (EPS) is computed by dividing income applicable to common stockholders by the average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the diluted EPS calculation includes the impact of restricted stock awards and shares that could be issued under outstanding stock options as well as common shares that would result from the conversion of convertible debentures and convertible preferred stock. In addition, the related interest on convertible debentures (net of tax) and preferred stock dividends (net of tax) are added back to income, since these would not be paid if the debentures or preferred stock were converted to common stock. The computation of basic and diluted earnings per share follows:

                                       -9-

(In millions, except per share data)                                  13 weeks ended                 26 weeks ended
                                                                ----------------------------  -----------------------------
                                                                 July 27,       July 28,       July 27,       July 28,
                                                                    2002           2001           2002           2001
                                                                -------------- -------------  ------------- ---------------
(Loss)/earnings applicable to common
------------------------------------
  stockholders:
  -------------
(Loss)/income from continuing
  operations                                                      $   (6)        $  (53)        $   80         $  (12)
Less: preferred stock dividends,
    net of tax                                                        (7)            (7)           (14)           (15)
                                                                -------------- -------------  ------------- ---------------
(Loss)/income from continuing
  operations applicable to common
  stockholders(1)                                                    (13)           (60)            66            (27)
(Loss) on sale of discontinued
   operations                                                          -            (16)             -            (16)
                                                                -------------- -------------  ------------- ---------------
Net (loss)/income applicable to common
   stockholders(2)                                                $  (13)        $  (76)        $   66         $  (43)
                                                                ============== =============  ============= ===============


Shares:
--------
Average shares outstanding (basic
    shares)                                                          268            263            267            263
Dilutive effect of stock options and
    restricted stock                                                   -              -              3              -
                                                                -------------- -------------  ------------- ---------------
Average shares used for diluted EPS                                  268            263            270            263
                                                                ============== =============  ============= ===============

(Loss)/earnings per share from continuing operations:
Basic                                                             $(0.05)        $(0.23)        $ 0.25         $(0.10)
Diluted                                                           $(0.05)        $(0.23)        $ 0.24         $(0.10)

(Loss)/earnings per share:
Basic                                                             $(0.05)        $(0.29)        $ 0.25         $(0.16)
Diluted                                                           $(0.05)        $(0.29)        $ 0.24         $(0.16)

(1) (Loss)/income from continuing operations applicable to common stockholders is the same for purposes of calculating basic and diluted EPS.

(2) Net(loss)/income applicable to common stockholders is the same for purposes of calculating basic and diluted EPS.

Certain potential common stock was excluded from the above calculations because the effect would be anti-dilutive. Because of the loss from continuing operations for the second quarters of both years, as well as the first half of 2001, all stock options and restricted stock units were excluded from the calculations in those periods. Options to purchase 23 million and 18 million shares of common stock were outstanding at July 27, 2002 and July 28, 2001, respectively, at prices ranging from $9 to $71. Restricted stock units convertible into 1.5 and 1.3 million shares of common stock were outstanding at July 27, 2002 and July 28, 2001, respectively. For the first half of 2002, options to purchase 9 million shares of common stock at prices ranging from $22 to $71 were excluded from the EPS calculation because their exercise prices were higher than the average stock price. Preferred stock convertible into 11.5 and
12.7 million common shares at July 27, 2002 and July 28, 2001, respectively, was excluded from the calculation of EPS for the 13 and 26 weeks ended the same dates. The 2002 second quarter and first half EPS calculations also exclude $650 million notes convertible into 22.8 million common shares. These notes were issued in October 2001.

3)   Cash and Restricted Short-Term Investment Balances
     --------------------------------------------------

Restricted short-term investment balances of $121 million, $245 million and $115 million as of July 27, 2002, July 28, 2001 and January 26, 2002, respectively, were included in the total short-term investment balances of $2,004 million, $1,696 million and $2,840 million for the same periods. Restricted balances are pledged as collateral for import letters of credit not included in the bank credit facility and for a portion of casualty insurance program liabilities. Cash and short-term investments on the consolidated balance sheet include $5 million, $5 million and $6 million of cash as of July 27, 2002, July 28, 2001 and January 26, 2002, respectively.


4)   Supplemental Cash Flow Information
     -----------------------------------

                                                       26 weeks ended
                                                 ---------------------------
($ in millions)                             July 27, 2002         July 28, 2001
                                           ----------------       --------------
Interest paid                                  $  230              $    213
Interest received                                  23                    21
Income taxes paid/(received)                       43                  (146)

Non-cash transactions:
---------------------

o During the second quarter 2002, the Company exchanged certain notes and debentures with a net carrying amount of $206 million for new notes recorded at a fair value of $205 million.

o The Company issued 2.9 million shares of Company common stock in March 2002 to fund its fiscal 2001 contribution to the savings plan.


5)   Eckerd Managed Care Receivable Securitization
     ---------------------------------------------

As disclosed in the Company's 2001 10-K, Eckerd sells, on a continuous basis, substantially all of its managed care receivables to ECR Receivables, Inc., a subsidiary of Eckerd, which then sells to a third party an undivided interest in all eligible receivables while retaining a subordinated interest in a portion of the receivables. A three-year revolving receivables purchase facility agreement was entered into in May 2001. As of July 27, 2002, securitized managed care receivables totaled $319 million, of which the subordinated retained interest was $119 million. Losses and expenses related to receivables sold under this agreement were approximately $1 million and $2 million in the second quarter and first half of 2002, respectively.


6)   Restructuring and Other, Net
     ----------------------------

During the second quarter of 2002, the Company recorded a $2 million net credit comprised of $1 million of imputed interest expense associated with discounting lease obligations, $1 million of downward adjustments to restructuring reserves and a $2 million gain on the disposal of assets. During the first quarter of 2002, the Company recorded a $2 million charge for interest on lease obligations.

During the second quarter of 2001, the Company recorded a $7 million charge related to JCPenney unit closings ($13 million), severance benefits paid to certain members of management ($1 million) and downward adjustments to Eckerd reserves ($7 million). In the first quarter of 2001, the Company recorded a $5 million charge related to JCPenney unit closings ($2 million), severance benefits for certain members of senior management ($2 million) and Eckerd asset impairments ($1 million).


7)   Restructuring Reserves
     ----------------------


At July 27, 2002, the consolidated balance sheet included $148 million of reserves related to restructuring activities compared to $174 million at January 26, 2002. These reserves were initially established in 1996, 1997, 2000 and the first half of 2001 in connection with store closing programs and other restructuring activities. The remaining reserves are related primarily to future lease obligations for both department stores and drugstores that have closed. Costs are being charged against the reserves as incurred.

Reserves are periodically reviewed for adequacy and are adjusted as appropriate. During the first half of 2002, cash payments related to the reserves were $28 million ($24 million related to lease payments, $3 million for contract cancellations and $1 million for severance benefits paid to employees of units included in the 2001 store closing program). Reserves were increased $3 million in the first half of 2002 for interest on future lease obligations and adjusted downward $1 million based on favorable experience. Cash payments related to these reserves are expected to approximate $53 million in 2002 with most of the remainder to be paid out by the end of 2005.


8)   Comprehensive  (Loss)/Income  and Accumulated  Other  Comprehensive  (Loss)
     ----------------------------------------------------------------------

Comprehensive (Loss)/Income
($ in millions)
                                                                   13 weeks ended                 26 weeks ended
                                                           ------------------------------- ------------------------------
                                                             July 27,       July 28,        July 27,         July 28,
                                                                2002           2001            2002             2001
                                                           --------------- --------------- --------------- --------------
Net (loss)/income                                               $ (6)         $ (69)          $  80            $ (28)
Other comprehensive (loss)/income
    Foreign currency translation
       adjustments                                               (29)           (20)            (31)             (29)
    Non-qualified plan minimum liability
       adjustment                                                  -              -               -              (41)
    Net unrealized changes in
       investment securities                                      (3)             7               4                9
                                                           --------------- --------------- --------------- --------------
                                                                 (32)           (13)            (27)             (61)
                                                           --------------- --------------- --------------- --------------
Total comprehensive (loss)/income                               $(38)         $ (82)          $  53            $ (89)
                                                           =============== =============== =============== ==============

                                      -12-

Accumulated Other Comprehensive (Loss)
($ in millions)
                                                July 27,          July 28,        Jan. 26,
                                                   2002              2001            2002
                                             ----------------  ---------------  ---------------
Foreign currency translation
     adjustments                                 $ (131)            $(102)          $(100)
Non-qualified plan minimum liability
     adjustment                                     (51)              (41)            (51)
Net unrealized changes in
  investment securities                              18                12              14
                                             ----------------    ---------------  ---------------
Accumulated other comprehensive (loss)           $ (164)            $(131)          $(137)
                                             ================    ===============  ===============

Net unrealized changes in investment securities are shown net of deferred taxes of $10 million, $7 million and $8 million as of July 27, 2002, July 28, 2001 and January 26, 2002, respectively. The non-qualified plan minimum liability is shown net of deferred tax asset of $33 million, $27 million, and $33 million as of July 27, 2002, July 28, 2001 and January 26, 2002, respectively. A deferred tax asset has not been established for foreign currency translation adjustments.


9)   New Bank Credit Agreement
     -------------------------

On May 31, 2002, JCP and J. C. Penney Company, Inc. entered into a three-year, $1.5 billion revolving bank line of credit (new credit facility) with a syndicate of banks with JPMorgan Chase Bank as administrative agent. The new credit facility replaces a $1.5 billion facility that was scheduled to expire on November 21, 2002 and a $630 million letter of credit facility. The new credit facility may be used for general corporate purposes, including the issuance of letters of credit. No cash borrowings, other than the issuance of trade and stand-by letters of credit, which totaled $323 million as of the end of the second quarter of 2002, have been made under either the new or previous credit facilities.

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

o A financial performance covenant, which consists of a maximum ratio of total debt to consolidated EBITDA (as defined in the new credit agreement) as measured on a trailing four quarters basis. In addition, the amount of outstanding indebtedness under the agreement will be subject to a limitation based on the value of collateral to total indebtedness, as defined in the new credit facility agreement.

At July 27, 2002, the Company was in compliance with all financial covenants of the new credit agreement.

10)  Equipment Financing
     -------------------

Effective  May 31,  2002,  JCP entered  into a loan  agreement  with  Lombard US
Equipment Finance Corporation to finance the purchase of equipment for certain of the store support centers (SSC's). Under the agreement, JCP may borrow up to a total of $36 million in increments of at least $3 million. Loans made under the agreement are secured by the equipment being purchased. On June 27, 2002, JCP borrowed approximately $9 million under this agreement. This note, which matures July 1, 2007, bears interest at 7.33% per year and is payable in monthly installments. JCP has the right to prepay the principal balance on the loan during the loan term, subject to a prepayment penalty of 1% to 5% of the prepaid amount.

On August 28, 2002, JCP borrowed an additional $9 million under the agreement. This note, which has similar terms to the first note, matures September 1, 2007 and bears interest at 6.55% per year.


11)  Debt Exchange
     -------------

On June 26, 2002, JCP offered to exchange in a private placement:

o For each $1,000 principal amount of outstanding 6.125% Notes Due 2003, $1,015.15 principal amount of new 9.0% Notes Due 2012 (New Notes);

o For each $1,000 principal amount of 7.375% Notes Due 2004, $1,010.10 principal amount of New Notes; and

o For each $1,000 principal amount of 6.9% Debentures Due 2026, $1,015.15 principal amount of New Notes (collectively, the old notes).

Concurrent with the exchange offer, JCP solicited consents to amend the indentures governing the old notes from holders of old notes to whom JCP made the offer. JCP offered consent payments of $10 per $1,000 principal amount tendered to holders who validly tendered their notes and delivered their consents within the established timeframe.

On July 25, 2002, JCP announced the extension of the exchange offer to August 7, 2002 and the acceptance for settlement of notes tendered through July 24, 2002. On July 26, 2002, JCP issued New Notes with an aggregate principal amount of approximately $209 million and a fair value of approximately $205 million in connection with the approximately $206 million of old notes tendered through July 24, 2002. The Company paid total consent fees of approximately $2 million for such tendered notes. In accordance with SFAS No. 145, which the Company adopted in the second quarter of 2002, the loss of approximately $0.5 million on the July 26, 2002 exchange was recorded in interest expense and was included in income from continuing operations.

On August 9, 2002, the Company completed the debt exchange offer, resulting in a total amount of new bonds issued in the exchange of $230.2 million.
Approximately $79.4 million principal amount of 6.125% Notes Due 2003, approximately $67.0 million of 7.375% Notes Due 2004 and approximately $80.8 million of 6.9% Debentures Due 2026 were tendered in response to the exchange offer. The Company paid consent fees of $0.2 million in connection with the old notes tendered in connection with the August 9, 2002 issuance. A gain of approximately $0.1 million will be recorded in interest expense in the third quarter of 2002. No amendments were made to the indentures governing the old notes.

12)  Segment Reporting
     -----------------

The Company operates in two business segments: Department Stores and Catalog (including internet) and Eckerd Drugstores. Other items are shown in the following table for purposes of reconciling to total Company amounts.

Business Segment Information
($ in millions)
                                                                     Dept.
                                                                    Stores &          Eckerd             Other           Total
                                                                    Catalog         Drugstores        Unallocated       Company
------------------------------------------------------------------------------------------------------------------------------------
2nd Quarter - 2002
Retail sales, net                                               $   3,623        $   3,575            $    -         $  7,198
Segment operating profit                                               22               73                 -               95
Net interest expense                                                                                     (92)             (92)
Other unallocated                                                                                         (7)              (7)
Acquisition amortization                                                                                  (7)              (7)
Restructuring and other, net                                                                               2                2
                                                                                                                      ---------
Pre-tax loss from continuing operations                                                                                    (9)
                                                                                                                      ---------
Depreciation and amortization expense                                  94               60                 7              161

                                                               ---------------------------------------------------------------------
First Half - 2002
Retail sales, net                                                   7,629            7,297                 -           14,926
Segment operating profit                                              179              173                 -              352
Net interest expense                                                                                    (194)            (194)
Other unallocated                                                                                        (15)             (15)
Acquisition amortization                                                                                 (17)             (17)
Restructuring and other, net                                                                               -                -
                                                                                                                       --------
Pre-tax income from continuing operations                                                                                 126
                                                                                                                       --------
Depreciation and amortization expense                                 186              121                17              324
Total assets                                                    $  10,465        $   6,628            $  116         $ 17,209

------------------------------------------------------------------------------------------------------------------------------------
2nd Quarter - 2001
Retail sales, net                                               $   3,855        $   3,356            $    -         $  7,211
Segment operating profit                                               11               36                -                47
Net interest expense                                                                                     (94)             (94)
Other unallocated                                                                                        (11)             (11)
Acquisition amortization                                                                                 (21)             (21)
Restructuring and other, net                                                                              (7)              (7)
                                                                                                                       --------
Pre-tax loss from continuing operations                                                                                   (86)
                                                                                                                       --------
Depreciation and amortization expense                                  95               54                21              170

                                                               ---------------------------------------------------------------------
First Half - 2001
Retail sales, net                                                   7,917            6,816                 -           14,733
Segment operating profit                                              144               92                 -              236
Net interest expense                                                                                    (192)            (192)
Other unallocated                                                                                          6                6
Acquisition amortization                                                                                 (56)             (56)
Restructuring and other, net                                                                             (12)             (12)
                                                                                                                         ------
Pre-tax loss from continuing operations                                                                                   (18)
                                                                                                                         ------
Depreciation and amortization expense                                 196              110                56              362
Total assets                                                    $  10,515        $   6,735            $  127         $ 17,377

------------------------------------------------------------------------------------------------------------------------------------

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


Consolidated Results of Operations

($ in millions)
                                                   13 weeks ended                     26 weeks ended
                                             ---------------------------     ---------------------------
                                               July 27,     July 28,             July 27,      July 28,
                                                  2002         2001                 2002          2001
                                             ------------- -------------     ------------- -------------
Segment operating profit
     Department Stores and Catalog            $   22        $  11               $  179        $  144
     Eckerd Drugstores                            73           36                  173            92
                                             ------------- -------------     ------------- -------------
Total segments                                    95           47                  352           236
Other unallocated                                 (7)         (11)                 (15)            6
Net interest expense                             (92)         (94)                (194)         (192)
Acquisition amortization                          (7)         (21)                 (17)          (56)
Restructuring and other, net                       2           (7)                   -           (12)
                                             ------------- -------------     ------------- -------------
(Loss)/income from continuing
     operations before income taxes               (9)         (86)                 126           (18)
Income taxes                                      (3)         (33)                  46            (6)
                                             ------------- -------------     ------------- -------------
(Loss)/income from continuing
  operations                                  $   (6)       $ (53)              $   80        $  (12)
                                             ============= =============     ============= =============


For the second quarter ended July 27, 2002, the Company reported a loss from continuing operations of $6 million, or $0.05 per share, compared to a loss of $53 million, or $0.23 per share for the comparable 2001 period. For the 26 weeks ended July 27, 2002, income from continuing operations was $80 million, or $0.24 per share, compared to a loss of $12 million, or $0.10 per share, for the comparable 2001 period. Certain non-comparable items affected results for these periods. These items are defined and discussed on the following pages.

The following table reconciles pre-tax (loss)/income from continuing operations before the effects of non-comparable items to pre-tax (loss)/income from continuing operations as reported in accordance with generally accepted accounting principles (GAAP). All references to earnings per share (EPS) are on a diluted basis.

($ in millions, except EPS)                      13 weeks ended                      26 weeks ended
                                           -----------------------------      ---------------------------
                                             July 27, 2002                        July 27, 2002
                                             Pre-tax $         EPS               Pre-tax $         EPS
                                           -----------------------------      ---------------------------
(Loss)/income from continuing
   operations before the effects of
   non-comparable items                        $ (11)       $(0.05)                $ 126         $0.24
Restructuring and other, net                       2                               -
                                           --------------- -------------      ---------------- -----------
GAAP (loss)/income from
   continuing operations                       $  (9)       $(0.05)                $ 126         $0.24
                                           =============== =============      ================ ===========


                                                 13 weeks ended                       26 weeks ended
                                           -----------------------------      ----------------------------
($ in millions, except EPS)                 July 28, 2001                        July 28, 2001
                                             Pre-tax $         EPS               Pre-tax $         EPS
                                           -----------------------------      ----------------------------
(Loss) from continuing operations
   before the effects of
   non-comparable items                      $   (74)       $ (0.20)              $  (15)       $(0.09)
Restructuring and other, net                      (7)                                (12)
Other non-comparable items:
   Eckerd pension curtailment gain(1)             11                                  11
   Information technology transition
      costs(1)                                    (5)                                 (5)
   Centralized merchandising
     process costs  (ACT)(2)                     (13)                                (25)
   Real estate gains(2)                            2                                  28
                                           --------------- -------------        ---------------- -----------
Total restructuring and other
   non-comparable items                          (12)         (0.03)                  (3)        (0.01)
                                           --------------- -------------        ---------------- -----------
GAAP (loss) from continuing
    operations                               $   (86)       $ (0.23)              $  (18)      $(0.10)
                                           =============== =============        ================ ===========

(1)  Reported as a component of Eckerd Drugstore SG&A expenses.

(2)  Reported as a component of other unallocated.


The Company considers non-comparable items to be significant charges or credits that occur infrequently and are not reflective of normal operating performance, including any subsequent adjustments. Examples of non-comparable items would include significant real estate transactions that are not part of the Company's core business, costs related to centralizing merchandising and other processes and costs related to significant acquisitions. The financial impacts of these transactions complicate comparisons of ongoing operating results and therefore require discussion to clarify results and trends in the Company's operations for multiple years.

Second quarter 2002 included a non-comparable $2 million credit recorded as restructuring and other, net, composed of $1 million of imputed interest expense associated with discounting lease obligations offset by a $2 million gain on the disposal of assets and $1 million of downward adjustments to reserves for future lease obligations. The non-comparable net charge of $12 million, or $0.03 per share, in the second quarter of 2001 included a $7 million charge recorded as restructuring and other, net, an $11 million curtailment gain for the Eckerd pension plan, $5 million of information technology transition costs, $13 million of Accelerating Change Together (ACT) initiative expenses and $2 million of real estate gains.

In the first quarter of 2002, a non-comparable $2 million charge was recorded for interest on lease obligations. Non-comparable items in the first quarter of 2001 included a $5 million charge related to restructuring, as well as $26 million of real estate gains and $12 million of ACT initiative expenses.

The pre-tax loss from continuing operations before the effects of non-comparable items for second quarter 2002 was $11 million, or $0.05 per share, compared to a pre-tax loss of $74 million, or $0.20 per share for the comparable 2001 period. Pre-tax income from continuing operations before the effects of non-comparable items for the 26 weeks ending July 27, 2002 was $126 million, or $0.24 per share, compared to a loss of $15 million, or $0.09 per share, for the comparable 2001 period. Both operating segments contributed to the improved second quarter results through higher gross margins and expense management initiatives. EPS also includes an increase of $0.05 and $0.12 per share for the 13 weeks and 26 weeks ended July 27, 2002, respectively, from the elimination of amortization of goodwill and the Eckerd trade name in compliance with the new accounting standard as discussed in Note 1. This increase to EPS was partially offset by a decrease of $0.03 and $0.06 per share for the 13 weeks and 26 weeks ended July 27, 2002, respectively, from lower non-cash pension income as previously disclosed in the 2001 10-K.

Segment Operating Results

Department Stores and Catalog
-----------------------------

($ in millions)
                                                13 weeks ended                       26 weeks ended
                                          -------------------------------      -------------------------------
                                            July 27,        July 28,             July 27,         July 28,
                                               2002            2001                 2002             2001
                                          --------------  ---------------      --------------   --------------
Retail sales                                $ 3,623         $ 3,855              $ 7,629          $ 7,917
FIFO/LIFO gross margin                        1,307           1,279                2,821            2,740
SG&A expenses                                (1,285)         (1,268)              (2,642)          (2,596)
                                          --------------  ---------------      --------------   --------------
Segment operating profit                    $    22         $    11              $   179          $   144
                                          ==============  ===============      ==============   ==============

Sales percent (decrease)/increase:
    Comparable stores(1)                       -2.4%            2.3%                 2.5%             1.7%
    Total department stores                    -2.7%           -0.3%                 1.2%            -0.4%
    Catalog                                   -21.4%          -23.3%               -23.3%           -17.3%

Ratios as a percent of sales:
    FIFO/LIFO gross margin                     36.1%           33.2%                37.0%            34.6%
    SG&A expenses                              35.5%           32.9%                34.6%            32.8%
    Segment operating profit                    0.6%            0.3%                 2.4%             1.8%

(1) Comparable store sales include the sales of stores after having been opened for 12 consecutive months. Stores become comparable on the first day of the 13th month.

Segment operating profit doubled to $22 million in the second quarter this year from last year's $11 million. Improved gross margin, benefiting from the centralized merchandising process and Catalog inventory management, contributed to the increase.

Comparable department store sales declined 2.4%. Total department store sales decreased 2.7% for the quarter. Sales declined primarily as a result of lower than planned inventory levels, particularly in key merchandise categories. This resulted from stronger than anticipated sales in the first quarter, especially during the 100th year anniversary promotion. Inventories going into the third quarter are generally on plan. Sales for the second quarter increased in home and fine jewelry compared to last year. Sales gains in the home division continue to be led by our expanded housewares department, bed and bath and window coverings. Apparel sales in general declined, but gains were recorded in certain categories, including men's sportswear and tailored clothing, misses career sportswear and boys' apparel. Catalog sales decreased 21.4% compared to last year primarily as a result of softer demand and the Company's change to require payment at the time of order placement. In addition, both the circulation quantities and number of sale/value and specialty catalogs were reduced from last year. Total internet sales, which are reported as a component of catalog sales, increased to $62 million from $57 million last year.

Gross margin for the quarter increased 290 basis points as a percentage of sales. Margin improvement was the result of better merchandise offerings and continued benefits from the centralized merchandising model. Benefits include more timely selection of merchandise, better supplier support from planning stages through sale of the merchandise and more efficient delivery of merchandise to individual stores. Also contributing to the improvement in margins was substantially lower levels of catalog liquidation merchandise.

Selling, general and administrative (SG&A) expenses were well managed, and increased only 1.3% from last year's second quarter despite planned increases in advertising, pension expense and transition costs for the new store support center (SSC) distribution network. The new SSC network for department stores is an integral part of the Company's centralization efforts. By the end of the second quarter, five centers were in operation, providing coverage for over 400 stores. The efficiencies of the new SSC network will not be fully realized until the implementation of all 13 SSCs. Expenses for the quarter benefited from salary savings in stores, principally from the transition to centralized checkouts and store receiving, centralized management of store general expenses and lower catalog expenses.

Segment operating profit for the six months ended July 27, 2002 improved 24.3% to $179 million from $144 million last year. Sales for comparable department stores increased 2.5% while catalog sales declined 23.3% compared with last year's levels. Gross margin for the 26 weeks increased 240 basis points as a percent of sales, primarily as a result of the benefits from the centralized buying process and changes in catalog payment policies and improved inventory management leading to lower liquidation costs. SG&A expenses increased only 1.8% from last year despite planned increases in advertising, pension expense and transition costs for the new distribution network.

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

                                      -19-

Eckerd Drugstores
-----------------
($ in millions)
                                                            13 weeks ended                      26 weeks ended
                                                    --------------------------------    ------------------------------
                                                     July 27,          July 28,           July 27,        July 28,
                                                        2002              2001               2002            2001
                                                    ---------------   --------------    --------------  --------------
Retail sales                                          $3,575            $3,356             $7,297          $6,816
FIFO gross margin                                        837               772              1,691           1,560
LIFO charge                                               (9)              (14)               (24)            (29)
                                                    ---------------   --------------     --------------  --------------
LIFO gross margin                                        828               758              1,667           1,531
SG&A expenses                                           (755)             (722)            (1,494)         (1,439)
                                                    ---------------   --------------     --------------  --------------
Segment operating profit                              $   73            $   36             $  173          $   92
                                                    ===============   ==============     ==============  ==============

Sales percent increase:
     Comparable stores(1)                                6.1%              8.2%               6.9%            8.7%
     Total sales                                         6.5%              7.1%               7.1%            5.4%
Ratios as a percent of sales:
     FIFO gross margin                                  23.4%             23.0%              23.2%           22.9%
     LIFO gross margin                                  23.2%             22.6%              22.9%           22.5%
     SG&A expenses                                      21.1%             21.5%              20.5%           21.1%
     Segment operating profit                            2.1%              1.1%               2.4%            1.4%
Ratios as a percent of sales,
     before the effects of non-
     comparable items:
     FIFO gross margin                                  23.4%             23.0%              23.2%           22.9%
     LIFO gross margin                                  23.2%             22.6%              22.9%           22.5%
     SG&A expenses                                      21.1%             21.7%              20.5%           21.2%
     Segment operating profit                            2.1%               .9%               2.4%            1.3%


(1)  Comparable store sales include the sales of stores after having been opened for at least one full year.
     Comparable store sales include the sales for relocated stores.

The following discussion compares this year's results to 2001 results before the effects of the non-comparable $6 million net credit that reduced SG&A expenses in the second quarter of 2001.

Eckerd's segment operating profit more than doubled to $73 million in this year's second quarter compared to $30 million in the same period last year, an increase of 120 basis points to 2.1% of sales. Sales growth, gross margin improvement and the leveraging of SG&A expenses all contributed to the increase in operating profit.

Comparable store sales increased by 6.1% for the quarter, with pharmacy sales increasing 8.6% and general merchandise sales increasing 1.4%. Pharmacy sales, as a percent of total drugstore sales, for the second quarter were 68.5%, versus 67.1% for the second quarter of 2001. Pharmacy sales growth continued to benefit from Eckerd's ability to attract and retain managed care customers and favorable industry trends. These trends include an aging American population and the increased use of pharmaceuticals as the first line of defense for healthcare. Sales to customers covered by third party programs have continued to increase as a percent of total pharmacy sales. Third party pharmacy sales for the second quarter of 2002 were 92.6% of total pharmacy sales, versus 91.3% in the second quarter of 2001. Total pharmacy sales were negatively impacted by approximately 180 basis points due to recent generic drug introductions, which are being substituted for higher priced brand named drugs. Generic drug introductions, while they have a negative effect on sales, have a positive impact on margins. General merchandise sales reflect continued increases as a result of lower, more competitive pricing, improved promotional marketing and the new store format, which has been rolled out to approximately 1,200 drugstores, or approximately 45% of the total drugstore base. General merchandise sales gains were strongest in household products, beverages, baby and hygiene products, cosmetics and fragrances and vitamins.

Gross margin for the quarter increased 60 basis points as a percent of sales compared to last year, and includes LIFO charges of $9 million in 2002 and $14 million 2001. The increase in gross margin was primarily from a shift to more generic drug sales. Slightly offsetting this increase was a higher proportion of lower-margin third party pharmacy sales. Gross margin also benefited due to better shrinkage rates and improved buying practices.

As a percent of sales, SG&A expenses for the quarter improved 60 basis points over last year. SG&A expenses continued to be well controlled and reflect the benefit of cost savings initiatives.

Segment operating profit for the first half of 2002 more than doubled to $173 million compared to $86 million for the first half of 2001. Comparable store sales increased 6.9%, with pharmacy sales increasing 9.2% and general merchandise sales increasing 2.5% compared to the same period last year. Gross margin in the first half of 2002 improved 40 basis points as a percent of sales compared to the same period last year, principally from expanded generic drug sales. SG&A expenses improved 70 basis points as a percent of sales, reflecting the results of cost saving initiatives such as the in-sourcing of data processing, salary savings from streamlining back office and distribution operations, efficiencies obtained from the reconfigured drugstore formats and the leverage generated from higher sales.

The Company is in the second year of a three-year turnaround program for the Eckerd drugstore business. The second quarter 2002 performance confirms management's belief that Eckerd is on track to meet such financial objectives. The successful continuation of the Eckerd turnaround is dependent on Eckerd's ability to successfully attract customers through various marketing and merchandising programs, secure suitable new drugstore locations at favorable lease terms, attract and retain qualified pharmacists and maintain favorable reimbursement rates from managed care organizations, governmental and other third party payors.


Other Unallocated
-----------------

Other unallocated consists of real estate activities, investment transactions, and other items that are related to corporate initiatives or activities, which are not allocated to an operating segment. Other unallocated expenses for the second quarter of 2002 consist primarily of $7 million of asset impairments on certain underperforming department stores, $3 million of real estate gains and a $2 million loss from third party fulfillment activities. Second quarter 2001 results included $13 million of ACT initiative expenses, a $6 million gain on the sale of real estate and a $3 million loss from third party fulfillment activities.

Net Interest Expense
--------------------

Interest charges for the second quarter declined by $2 million compared to second quarter 2001, primarily as a result of the decrease in average long-term debt outstanding, resulting from payments of long-term debt.


Acquisition Amortization
------------------------

Acquisition amortization decreased $14 million and $39 million in the second quarter and first half of 2002, respectively, compared to last year. The decrease was primarily the result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization relating to goodwill and the Eckerd trade name.


Income Taxes
------------

The Company's overall effective income tax rate was 36.5% for the second quarter of 2002 compared with 38.9% for the same period last year. The decrease is due to recent changes to the tax law related to the deductibility of dividends paid to the Company's savings plan. Additionally, the tax rate was higher in the second quarter of 2001 due to a higher percentage of non-deductible permanent book/tax differences, principally goodwill, relative to income. The overall effective income tax rates for six months ended July 27, 2002 and July 28, 2001 were 36.5% and 34.0%, respectively.

Financial Condition
-------------------

As of July 27, 2002, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $5,403 million compared to $5,781 million at July 28, 2001 and $5,307 million at January 26, 2002. The 6.5% decline compared to last year's second quarter reflects lower inventories in Department Stores and Catalog. Inventory turns continued to show improvement for the Department Store and Catalog segment. Inventories for Department Stores and Catalog totaled $3,100 million and $3,430 million at July 27, 2002 and July 28, 2001, respectively. On a comparable store basis, department store inventories are approximately 2.5% lower than last year's levels. The current inventory levels are back on plan with certain key "Back-to-School" categories, specifically juniors', young men's, girls' and boys' apparel, at higher levels than last year. Eckerd Drugstore inventories on a FIFO basis totaled $2,303 million compared with $2,351 million last year. On a comparable store basis, drugstore inventories were approximately 4.7% lower than last year's levels. Inventory turns continued to show improvement for Eckerd Drugstores. Inventory levels of slow-moving merchandise have been reduced, and levels of high-velocity merchandise are sufficient to maintain an in-stock position.

The current cost of consolidated inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $401 million at July 27, 2002, $377 million at January 26, 2002, and $368 million at July 28, 2001.


Liquidity and Capital Resources
-------------------------------

After paying $920 million of maturing debt in the first half of the year, which represents all of the maturities of long-term debt for the year, the Company's liquidity remains strong with approximately $2.0 billion in cash and short-term investments as of July 27, 2002. Of the total $2 billion in cash and short-term investments, approximately $121 million of short-term investments were pledged as collateral for import letters of credit not included in the bank credit facility and for a portion of casualty program liabilities. Cash flow from operating activities for the first half of 2002 was $448 million compared to $63 million in the comparable period of 2001. This increase is due to improved earnings and lower inventory levels net of accounts payable.

The Company has completed two transactions that were part of its long-term financing strategy, and which should enhance the Company's overall liquidity and financial flexibility. First, in May 2002, JCP and J.C. Penney Company, Inc. executed a $1.5 billion revolving credit agreement, which replaced the expiring $1.5 billion bank revolving credit facility and $630 million letter of credit facility. Indebtedness incurred under the new credit facility is collateralized by all eligible domestic department store and catalog inventory, as defined in the new credit facility agreement. This new credit facility will provide JCP with an additional source of liquidity for working capital needs and letter of credit support. No borrowings, other than the issuance of trade and stand-by letters of credit, which totaled $323 million as of the end of the second quarter 2002, have been made under either the new or previous credit facilities. The Company was in compliance with all financial covenants of the new credit agreement at July 27, 2002.

Second, in August 2002, the Company completed a debt exchange in which approximately $230.2 million of new 9.0% Notes Due 2012 were issued to certain bondholders in exchange for $227.2 million of three existing debt issues. Bondholders exchanged $79.4 million of JCP's 6.125% Notes Due 2003, $67.0 million of its 7.375% Notes Due 2004 and $80.8 million of its 6.9% Debentures Due 2026. This transaction effectively extends the maturity on amounts represented by the exchanged notes, which will strengthen the Company's liquidity as the turnaround of the Department Store and Catalog and Eckerd drugstore businesses continues to be executed. The debt exchange is discussed further in Note 11.

For the remainder of 2002, management believes that cash flow generated from operations, combined with the short-term investment position, will be adequate to fund cash requirements for capital expenditures, working capital and dividend payments and therefore, no external funding will be required.

Operating cash flows may be impacted by many factors, including the competitive conditions in the retail industry, and the effects of the current economic conditions and consumer confidence. Based on the nature of the Company's businesses, management considers the above factors to be normal business risks. The Company has not identified any circumstances that would likely impair the Company's ability to maintain its planned level of operations, capital expenditures and dividends in the foreseeable future.

Capital expenditures were $286 million through the first half of 2002 compared with $316 million for the comparable 2001 period. These were primarily for new and relocated Eckerd drugstores and the continued remodeling and reconfiguration of existing Eckerd drugstores, as well as the rollout of centralized checkouts in JCPenney department stores, department store support centers and investments in technology to support the new centralized merchandising model. Planned capital expenditures for the year remain at between $800 and $900 million, split evenly between the Department Stores and Catalog and Eckerd business segments.

A quarterly dividend of $0.125 per share on the Company's outstanding common stock was paid on August 1, 2002 to stockholders of record on July 10, 2002. A semi-annual preferred dividend of $23.70 per share on the Company's outstanding preferred stock was paid on July 1, 2002 to the savings plan, which holds the preferred stock.


Seasonality
-----------

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one-third of annual sales and comprise a significant portion of the Company's annual profits. Accordingly, the results of operations for the 13 and 26 weeks ended July 27, 2002 are not necessarily indicative of the results for the entire year.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to market risks in the normal course of business due to changes in interest rates and changes in currency exchange rates. The Company's market risks related to interest rates at July 27, 2002 are similar to those disclosed in the Company's Form 10-K for the year ended January 26, 2002, and Form 10-Q for the 13 weeks ended April 27, 2002. For the 13 and 26 weeks ended July 27, 2002 the other comprehensive loss on foreign currency translation was $29 and $31 million. Due to the relatively small size of foreign operations, management believes that its exposure to market risk associated with foreign currencies would not have a material impact on its financial condition or results of operations.


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


Item 6 - Exhibits and Reports on Form 8-K.

 (a)  Exhibits

      The  following documents are filed as exhibits to this report:

          4 Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U. S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994.

          10(a)June 1, 2002  Amendment to  Supplemental  Retirement  Program For
               Management Profit-Sharing Associates of JCP.

          10(b)June 1, 2002  Amendment to JCP Separation  Allowance  Program For
               Profit-Sharing Management Associates.

          10(c)May 31, 2002  Amendment to JCP  Supplemental  Term Life Insurance
               Plan For Management Profit-Sharing Associates.

          10(d) June 1, 2002 Amendment to JCP Benefit Restoration Plan.

          10(e)June 1, 2002 Amendment to JCP Management  Incentive  Compensation
               Plan.

          10(f)June 1, 2002  Amendments  to JCP Mirror  Savings  Plans I, II and
               III.

          10(g)Employment  Agreement  dated as of June 1, 2002  between  JCP and
               R.B. Cavanaugh.

          10(h)Employment  Agreement  dated as of June 1, 2002  between  JCP and
               S.F. Raish.

          10(i)Eckerd  Corporation  Key Management  Bonus Program dated February
               1, 1999, as amended and restated through February 1, 2002.

          10(j)May  31,  2002   Amendment   to  Eckerd   Corporation   Executive
               Supplemental Plan.

          10(k)July  15,  2002  Amendment  to  Eckerd  Corporation  Supplemental
               Retirement Program.

(b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the period covered in this report:

     o Current Report on Form 8-K dated May 31, 2002 (Item 5 - Other Events and Regulation FD Disclosure; Item 7 - Exhibits)

     o Current Report on Form 8-K dated June 26, 2002 (Item 5 - Other Events and Regulation FD Disclosure)

     o Current Report on Form 8-K dated June 26, 2002 (Item 5 - Other Events and Regulation FD Disclosure; Item 7 - Financial Statements and Exhibits)

     o Current Report on Form 8-K dated July 10, 2002 (Item 5 - Other Events and Regulation FD Disclosure)

     o Current Report on Form 8-K dated July 11, 2002 (Item 5 - Other Events and Regulation FD Disclosure; Item 7 - Financial Statements and Exhibits)

     o Current Report on Form 8-K dated July 25, 2002 (Item 5 - Other Events and Regulation FD Disclosure; Item 7- Financial Statements and Exhibits)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                J. C. PENNEY COMPANY, INC.




                                               By     /S/ Robert B. Cavanaugh
                                               -------------------------------
                                                    Robert B. Cavanaugh
                                                    Executive Vice President and
                                                    Chief Financial Officer

Date:  September 6, 2002

CERTIFICATIONS
---------------

I,   Allen Questrom, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. C. Penney Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 6, 2002.
                                             /s/ Allen Questrom
                                            ---------------------------
                                            Allen Questrom
                                            Chairman and Chief Executive Officer
                                            J. C. Penney Company, Inc.

CERTIFICATIONS


I, Robert B. Cavanaugh, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. C. Penney Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 6, 2002.
                                                    /s/ Robert B. Cavanaugh
                                                   ---------------------------
                                                   Robert B. Cavanaugh
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   J. C. Penney Company, Inc.