Form 10-Q/A
period 2002-07-27
J C PENNEY CO INC
filed 2002-11-01
CIK 1166126

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549



                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the 13 and 26 week periods                   Commission file number 1-15274
ended July 27, 2002

                           J. C. PENNEY COMPANY, INC.
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               26-0037077
    -----------------------------------------------------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    6501 Legacy Drive, Plano, Texas                            75024 - 3698
    -----------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (972) 431-1000
                                                        --------------------


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

This Amendment No. 1 on Form 10Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 2002 ("Quarterly Report") to include "Item
4. Submission of Matters to a Vote of Security Holders" in Part II. In all other respects, the Company's Quarterly Report, as previously filed, remains unchanged. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of the filing.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of  Stockholders  of the Company was held on May 17, 2002, at
which  the  three  matters   described   below  were  submitted  to  a  vote  of
stockholders, with the voting results as indicated.

(1) Election of directors for a three-year term expiring at the Year 2005 Annual Meeting of the Company's stockholders:

         NOMINEE                    FOR                   AUTHORITY WITHHELD
         -------                    ---                   ------------------
         T. J. Engibous             238,534,040           4,919,648
         K. B. Foster               237,902,492           5,551,196
         A. W. Richards             236,327,031           7,126,657
         L. H. Roberts              238,507,640           4,946,048

(2) The Board of Directors' proposal regarding employment of KPMG LLP as auditors for the fiscal year ending January 25, 2003:

         FOR                        AGAINST               ABSTAIN
         ---------                  -------               -------
         229,168,401                12,168,084            2,117,204

(3) A stockholder proposal relating to the imposition of term limits on directors:

                                                                            BROKER
         FOR                        AGAINST               ABSTAIN           NON-VOTES
         ---                        -------               -------           ---------
         20,425,884                 191,941,900           4,846,632         61,845,170


Item 6.  Exhibits and Reports on Form 8-K.

Item 6 of Part II of the Company's Quarterly Report remains unchanged, except for the addition of the following exhibits:

(a) Exhibits:

      Exhibit 99.1 Certification of Chief Executive Officer

      Exhibit 99.2 Certification of Chief Financial Officer

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the original Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                            J. C. PENNEY COMPANY, INC.



                                            By /s/ William J. Alcorn
                                            ---------------------------------
                                                William J. Alcorn
                                            Senior Vice President and Controller





Date:  November 1, 2002



CERTIFICATIONS

I, Allen Questrom, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. C. Penney Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  November 1, 2002.

                                             /s/ Allen Questrom
                                            -----------------------------
                                            Allen Questrom
                                            Chairman and Chief Executive Officer
                                            J. C. Penney Company, Inc.

I, Robert B. Cavanaugh, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. C. Penney Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  November 1, 2002.

                                              /s/ Robert B. Cavanaugh
                                              --------------------------------
                                                  Robert B. Cavanaugh
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  J. C. Penney Company, Inc.

                                  EXHIBIT INDEX

Exhibit No.
-----------

         Exhibit 99.1 Certification of Chief Executive Officer

         Exhibit 99.2 Certification of Chief Financial Officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Amendment No. 1 to the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending July 27, 2002 (together, the "Report"), I, Allen Questrom, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 1st day of November 2002.


                                                          /s/ Allen Questrom
                                                         ----------------------
                                                         Allen Questrom
                                                         Chairman and
                                                         Chief Executive Officer

                                                                   Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Amendment No. 1 to the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending July 27, 2002 (together, the "Report"), I Robert B. Cavanaugh, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 1st day of November 2002.


                                                    /s/ Robert B. Cavanaugh
                                                   -------------------------
                                                   Robert B. Cavanaugh
                                                   Executive Vice President and
                                                   Chief Financial Officer