Form 10-Q
period 2002-10-26
J C PENNEY CO INC
filed 2002-12-06
CIK 1166126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(Mark One)

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended October 26, 2002

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transitional period from ______________ to ________________

                            Commission File No. 1-777

                           J. C. PENNEY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

    Delaware                                                 13-5583779
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                  6501 Legacy Drive, Plano, Texas 75024 - 3698
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 431-1000
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

268,302,653 shares of Common Stock of 50 cents par value, as of November 29, 2002.

PART I - FINANCIAL INFORMATION

       Item 1 - Unaudited Financial Statements

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

($ in millions, except per share data)                         13 weeks ended                   39 weeks ended
                                                        ---------------------------      ----------------------------
                                                          Oct. 26,      Oct. 27,          Oct. 26,        Oct. 27,
                                                            2002          2001              2002            2001
                                                        -------------  ------------      ------------  --------------

       Retail sales, net                                   $ 7,872       $ 7,729           $22,798         $22,462
       Costs and expenses
          Cost of goods sold                                 5,470         5,446            15,908          15,908
          Selling, general and administrative
            expenses                                         2,153         2,105             6,289           6,140
          Other unallocated                                      4            15                19               9
          Net interest expense                                  97            93               291             285
          Acquisition amortization                               8            17                25              73
          Restructuring and other, net                           -             2                 -              14
                                                        -------------  ------------      ------------  --------------
       Total costs and expenses                              7,732         7,678            22,532          22,429
                                                        -------------  ------------      ------------  --------------
       Income from continuing operations
          before income taxes                                  140            51               266              33
       Income taxes                                             51            20                97              14
                                                        -------------  ------------      ------------  --------------
       Income from continuing operations                        89            31               169              19
       Gain/(loss) on sale of discontinued
          operations, net of income tax                         34             -                34             (16)
                                                        -------------  ------------      ------------  --------------
       Net income                                            $ 123          $ 31             $ 203            $  3
       Less: preferred stock dividends                           6             7                                22
                                                                                             20
                                                        -------------  ------------      ------------  --------------
       Net income/(loss) applicable to common
          stockholders                                       $ 117          $ 24             $ 183           $ (19)
                                                        =============  ============      ============  ==============



       Earnings/(loss) per share from
          continuing operations:
           Basic                                             $0.31         $0.09            $ 0.56          $(0.01)
           Diluted                                           $0.30         $0.09            $ 0.55          $(0.01)

       Earnings/(loss) per share:
           Basic                                             $0.44         $0.09            $ 0.68          $(0.07)
           Diluted                                           $0.42         $0.09            $ 0.68          $(0.07)

       The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets

 ($ in millions)                                                         Oct. 26,       Oct. 27,        Jan. 26,
                                                                            2002           2001            2002
                                                                        --------------  ------------  ---------------
                                                                                (Unaudited)
       Assets
       Current assets
          Cash and short-term investments
               (including restricted balances of $89,
                $124 and $115)                                           $ 1,748        $ 1,791         $ 2,840

         Receivables (net of bad debt reserves
                of $24, $29 and $27)                                         764            824             698

         Merchandise inventory (net of LIFO
                reserves of $410, $380 and $377)                           5,943          6,273           4,930

         Prepaid expenses                                                    202            173             209

                                                                        --------------  ------------  ---------------

              Total current assets                                         8,657          9,061           8,677


       Property and equipment (net of accumulated
         depreciation of $3,362, $3,224 and $3,328)                        4,866          4,949           4,989


       Goodwill                                                            2,302          2,341           2,321


       Intangible assets (net of accumulated
         amortization of $300, $297 and $304)                                506            542             527


       Other assets                                                        1,529          1,509           1,534

                                                                        --------------  ------------  ---------------

       Total Assets                                                     $ 17,860       $ 18,402        $ 18,048
                                                                        ==============  ============  ===============

       The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets

       ($ in millions except per share data)                             Oct. 26,       Oct. 27,        Jan. 26,
                                                                            2002           2001            2002
                                                                       --------------  ------------  --------------
                                                                                (Unaudited)
       Liabilities and Stockholders' Equity
       Current liabilities
         Accounts payable and accrued expenses                            $4,066         $4,005          $3,465
         Short-term debt                                                      15             19              15

         Current maturities of long-term debt                                 28            907             920
         Deferred taxes                                                      161            129              99
                                                                        --------------  ------------  --------------
              Total current liabilities                                    4,270          5,060           4,499

       Long-term debt                                                      5,169          5,193           5,179

       Deferred taxes                                                      1,236          1,132           1,231

       Other liabilities                                                     967            954           1,010
                                                                        --------------  ------------  --------------

              Total Liabilities                                           11,642         12,339          11,919

       Stockholders' equity
       Capital stock
         Preferred stock, no par value and stated value
           of $600 per share: authorized, 25 million shares;
           issued and outstanding, 0.6, 0.6 and 0.6 million
           shares of Series B ESOP convertible preferred                     339            371             363

         Common stock, par value $0.50 per share:
          authorized, 1,250 million shares; issued and
          outstanding, 268, 263 and 264 million shares                     3,403          3,316           3,324
                                                                        --------------  ------------  --------------

       Total capital stock                                                 3,742          3,687           3,687
                                                                        --------------  ------------  --------------

       Deferred stock compensation                                            11              5               6

       Reinvested earnings at beginning of year                            2,573          2,636           2,636

         Net income                                                          203              3              98
         Common stock dividends declared                                    (100)           (99)           (128)
         Preferred stock dividends                                           (14)           (15)            (33)
                                                                        --------------  ------------  --------------
       Reinvested earnings at end of period                                2,662          2,525           2,573


         Accumulated other comprehensive (loss)                             (197)          (154)           (137)
                                                                        --------------  ------------  --------------

             Total Stockholders' Equity                                    6,218          6,063           6,129
                                                                        --------------  ------------  --------------

       Total Liabilities and Stockholders' Equity                        $17,860       $ 18,402        $ 18,048
                                                                       ==============  ============  ==============

       The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


       ($ in millions)                                                                   39 weeks ended
                                                                             ---------------------------------------
                                                                                 Oct. 26,              Oct. 27,
                                                                                   2002                  2001
                                                                             -----------------      ----------------
       Cash flows from operating activities
       Income from continuing operations                                            $ 169                  $ 19
       Non-cash adjustments to reconcile income from continuing
        operations to net cash provided by operating activities:
          Restructuring, asset impairments, PVOL and other                             33                     8
          Depreciation and amortization,  including intangible assets                 486                   522
          Real estate (gains)                                                           -                   (26)
          Pension expense/(income)                                                      8                   (47)
          Deferred stock compensation                                                   5                     -
          Deferred taxes                                                               67                    17
          Change in cash from:
             Receivables                                                              (66)                 (131)
             Sale of drugstore receivables                                              -                   200
             Inventory                                                             (1,013)               (1,004)
             Other assets                                                               4                    74
             Accounts payable                                                         888                   448
             Current income taxes payable                                             (30)                  (48)
             Other liabilities                                                       (159)                 (280)
                                                                             -----------------      ----------------
       Net cash from operating activities                                             392                  (248)

                                                                             -----------------      ----------------

       Cash flows from investing activities
       Capital expenditures                                                          (451)                 (497)
       Proceeds from sale of discontinued operations                                    -                 1,306
                                                                             -----------------      ----------------

       Net cash from investing activities                                            (451)                  809
                                                                             -----------------      ----------------

       Cash flows from financing activities
       Change in short-term debt                                                        -                    19
       Proceeds from equipment financing                                               18                     -
       Proceeds from issuance of long-term debt                                         -                   630
       Payment of long-term debt, including capital leases                           (934)                 (261)
       Common stock issued, net                                                        21                    27

       Preferred stock redeemed                                                       (24)                  (28)

       Dividends paid, preferred and common                                          (114)                 (114)
                                                                             -----------------      ----------------
       Net cash from financing activities                                          (1,033)                  273

                                                                             -----------------      ----------------

       Cash received from discontinued operations                                       -                    13
                                                                             -----------------      ----------------

       Net (decrease)/increase in cash and short-term investments                  (1,092)                  847

       Cash and short-term investments at beginning of year                         2,840                   944
                                                                             -----------------      ----------------
       Cash and short-term investments at end of period                            $1,748                $1,791
                                                                             =================      ================

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

The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, include all material adjustments necessary for a fair presentation. Because of the seasonal nature of the retail business, operating results for the three and nine-month periods are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

Holding Company
---------------

As disclosed in the 2001 10-K, effective January 27, 2002, J. C. Penney Company, Inc. changed its corporate structure to a holding company format. As part of this structure, J. C. Penney Company, Inc. changed its name to J. C. Penney Corporation, Inc. (JCP) and became a wholly owned subsidiary of a newly formed affiliated holding company (Holding Company). The new holding company assumed the name J. C. Penney Company, Inc. The Holding Company has no direct subsidiaries  other  than  JCP,  nor  does it have  any  independent  assets  or operations. All outstanding shares of common and preferred stock were automatically converted into the identical number and type of shares in the new holding company. Stockholders' ownership interests in the business did not change as a result of the new structure. Shares of the Company remain publicly traded under the same symbol (JCP) on the New York Stock Exchange. The Holding Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Holding Company of certain of JCP's outstanding debt is full and unconditional. The Holding Company and its consolidated subsidiaries, including JCP, are collectively referred to in this quarterly report as "Company" or "JCPenney," unless indicated otherwise.

Recently Issued Accounting Standards
------------------------------------

SFAS No. 142

Effective January 27, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Upon adoption, the Company ceased amortization of goodwill and other indefinite-lived intangible assets, primarily the Eckerd trade name. These assets are now subject to an impairment test on an annual basis, or when there is reason to believe that their values have been diminished or impaired. Additionally, a transitional impairment test is required as of the adoption date. These impairment tests are performed on each business of the Company where goodwill is recorded. The net carrying value of goodwill and the Eckerd trade name was $2,643 million as of January 26, 2002. The Company completed the transitional impairment test on the Eckerd trade name in the first quarter of 2002 and the transitional goodwill impairment test in the second quarter of 2002 and determined that there was no evidence of impairment. The fair value of the Company's identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. Other intangible assets with estimable useful lives will continue to be amortized over those lives.

The following table sets forth the condensed consolidated pro forma results of operations for the three and nine-month periods ended October 26, 2002 and October 27, 2001 as if SFAS No. 142 had been in effect for all periods presented:

($ in millions except EPS)                                             13 weeks ended                  39 weeks ended
                                                                ---------------------------      --------------------------
                                                                Oct. 26, 2002   Oct. 27, 2001    Oct. 26, 2002  Oct. 27, 2001
                                                                ------------    -------------    -------------  -------------
Reported net income                                                 $ 123            $ 31            $ 203            $ 3
Goodwill and trade name amortization                                    -              11                -             44
                                                                ------------    -------------    ------------   -------------
Adjusted net income                                                 $ 123            $ 42            $ 203           $ 47
                                                                ============    =============    ============   =============

Earnings per share (EPS) - basic:
Reported net income/(loss)                                         $ 0.44           $0.09           $ 0.68        $ (0.07)
Goodwill and trade name amortization                                    -            0.04                -           0.16
                                                                ------------    -------------    ------------   -------------
Adjusted net income                                                $ 0.44          $0.13            $ 0.68          $0.09
                                                                ============    =============    ============   =============

Earnings per share (EPS) - diluted:
Reported net income/(loss)                                         $ 0.42           $0.09           $ 0.68        $ (0.07)
Goodwill and trade name amortization                                    -            0.04                -           0.16
                                                                ------------    -------------    ------------   -------------
Adjusted net income                                                $ 0.42           $0.13           $ 0.68          $0.09
                                                                ============    =============    ============   =============

Intangible assets consisted of the following:

($ in millions)                                                  Oct. 26,             Oct. 27,            Jan. 26,
                                                                   2002                 2001                2002
                                                              ----------------    ----------------    ---------------
Amortizing intangible assets:
    Prescription files                                              $ 279             $ 246               $ 258
    Less accumulated amortization                                     146               110                 121
                                                              ----------------    ----------------    ---------------
    Prescription files, net                                           133               136                 137
                                                              ----------------    ----------------    ---------------

    Favorable lease rights                                            205               204                 204
    Less accumulated amortization                                     154               125                 136
                                                              ----------------    ----------------    ---------------
    Favorable lease rights, net                                        51                79                  68
                                                              ----------------    ----------------    ---------------

    Software                                                            -                20                   -
    Less accumulated amortization                                       -                19                   -
                                                              ----------------    ----------------    ---------------
    Software, net                                                       -                 1                   -
                                                              ----------------    ----------------    ---------------

    Carrying amount of amortizing
       intangible assets                                              184               216                 205

Unamortizing intangible assets
    Eckerd trade name(1)                                              322               326                 322

                                                              ----------------    ----------------    ---------------
Total intangible assets                                             $ 506             $ 542               $ 527
                                                              ================    ================    ===============

(1) Eckerd trade name is net of accumulated amortization of $43 million and $47 million for the third quarter 2001 and year end 2001.

The following table provides amortization expense for the periods presented. Amortization expense related to major business acquisitions is reported as acquisition amortization on the consolidated statements of operations. The remaining amount of amortization expense is included in selling, general and administrative (SG&A) expenses.

($ in millions)                                                  13 weeks ended                        39 weeks ended
                                                          ---------------------------           -----------------------------
                                                              Oct. 26,    Oct. 27,                 Oct. 26,      Oct. 27,
                                                               2002         2001                     2002          2001
                                                          ------------- -------------           ------------- ---------------

Major business acquisitions(1)                                  $ 8         $ 17                      $25          $ 73
Other acquisitions                                                6            5                       17            15
                                                          ------------- -------------           ------------- ---------------
   Total for amortizing intangible assets                      $ 14         $ 22                      $42          $ 88
                                                          ============= =============           ============= ===============

(1) Includes amortization expense of $10 million and $45 million related to goodwill and trade name for the third quarter and first nine months of 2001, respectively, before the adoption of SFAS No. 142. Major business acquisitions include Eckerd Corporation acquired in early 1997, Lojas Renner S.A. acquired in January 1999 and Genovese Drug Stores, Inc. acquired in March 1999.

Amortization expense for the intangible assets reflected above is expected to be approximately (in millions) $65, $65, $33, $24 and $16 for fiscal years 2002, 2003, 2004, 2005 and 2006, respectively. Of these amounts, amortization related to major business acquisitions is expected to be approximately (in millions) $42, $40, $9, $6 and $1 for fiscal years 2002, 2003, 2004, 2005 and 2006 respectively.

The carrying amount of goodwill was $2,321 million at the beginning of 2002 and decreased to $2,302 million at October 26, 2002, due to currency translation adjustments. At October 26, 2002, the total carrying amount of goodwill consisted of $33 million for the Department Store and Catalog segment and $2,269 million for the Eckerd Drugstore segment.

SFAS No. 144

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 27, 2002. The new rules supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 retains many of the fundamental recognition and measurement provisions, but significantly changes the criteria for classifying an asset as held-for-sale or as a discontinued operation. Adoption of the new standard did not have a material impact on the Company's consolidated results of operations or financial position.

SFAS No. 145

The Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," in the second quarter of 2002, concurrent with the initial closing of notes tendered in the Company's debt exchange. Statement No. 145 rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt - an amendment of APB Opinion No. 30," which required any gain or loss from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. Statement No. 145 also amended Statement No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In accordance with SFAS No. 145, the net loss on the debt exchange of approximately $0.4 million was recorded as net interest expense in income from continuing operations and is more fully discussed in Note 12.

SFAS No. 146

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires that costs associated with exit or disposal activities be recorded at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. This Statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company adopted the provisions of SFAS No. 146 in the third quarter of 2002. As a result, certain costs associated with exit or disposal activities will be recorded in later periods than under the previous rules, but the change did not have a material impact on the Company's results of operations or financial condition.

2)      Discontinued Operations
        -----------------------

In the second quarter of 2001, the Company closed on the sale of its Direct Marketing Services business. Upon completion of the transaction, the loss was increased by $16 million, from $296 million to $312 million. The additional net loss of $16 million was reflected in the nine-month period ended October 27, 2001 as a loss on sale of discontinued operations.

During 2002, a change in federal income tax regulations was issued that entitles the Company to additional tax benefits on the transaction from increased capital loss deductions. The Internal Revenue Service concurred that the Company was entitled to an additional deduction and entered into an agreement with the Company with respect to the reporting of this additional deduction. The $34 million reduction of the tax liability from the original tax provision on the sale is presented as a gain on sale of discontinued operations in the third quarter of 2002 in the accompanying consolidated statement of operations.

3)      Earnings per Share
        ------------------

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

The following potential shares of common stock and their effects on income were excluded from the diluted EPS calculations because the effect would be anti-dilutive:

o Certain stock options were excluded from the calculations because their exercise prices were greater than the average market price. Options to purchase 14 million and 13 million shares of common stock at exercise prices ranging from $17 to $71 and $20 to $71, were excluded for the three-month and nine-month periods ending October 26, 2002, respectively. Options to purchase 9 million shares of common stock at exercise prices ranging from $24 to $71 and $22 to $71 were excluded for the three-month and nine-month periods ending October 27, 2001, respectively.

o The $650 million aggregate principal amount of notes issued in October 2001 and convertible into 22.8 million common shares were excluded for the 2001 calculations and the calculation for the nine months ended October 26, 2002.

o Preferred stock convertible into 11.3 million and 12.4 million common shares was issued and outstanding at October 26, 2002 and October 27, 2001, respectively, and was excluded from all EPS calculations shown.

o For the nine months ended October 27, 2001, in addition to the items listed above, restricted stock units and stock options convertible into 3 million shares of stock were excluded.

                                      -9-
The computation of basic and diluted earnings per share follows:

(In millions, except per share data)                              13 weeks ended                      39 weeks ended
                                                          -------------------------------      ------------------------------
                                                             Oct. 26,         Oct. 27,           Oct. 26,         Oct. 27,
                                                              2002             2001                2002             2001
                                                          --------------   --------------      -------------    -------------
Earnings/(loss):
Income from continuing operations                              $ 89              $31               $169             $ 19
Less: preferred dividends, net of tax                             6                7                 20               22
                                                          --------------   --------------      -------------    -------------
Income/(loss) from continuing operations
   applicable to common stockholders                             83               24                149               (3)
Effect of dilutive securities:
   Interest on 5% convertible debt, net of tax                    5                -                  -                -
                                                          --------------   --------------      -------------    -------------
Income/(loss) from continuing operations
  used for diluted EPS                                           88               24                149               (3)

Income/(loss) from continuing operations
   applicable to common stockholders                             83               24                149               (3)
Gain/(loss) on sale of discontinued operations,
   net of tax                                                    34                -                 34              (16)
                                                          --------------   --------------      -------------    -------------
Earnings/(loss) applicable to common
   stockholders                                                 117               24                183              (19)
Effect of dilutive securities:
   Interest on 5% convertible debt, net of tax                    5                -                  -                -
                                                          --------------   --------------      -------------    -------------
Income/(loss) used for diluted EPS                            $ 122              $24              $ 183            $ (19)
                                                          ==============   ==============      =============    =============


Shares:
Average shares outstanding (basic shares)                       268              264                267              263
Effect of dilutive securities:
    Stock options and restricted stock units                      1                4                  3                -
    Assumed conversion of 5% debentures                          23                -                  -                -
                                                          --------------   --------------      -------------    -------------
Average shares used for diluted EPS                             292              268                270              263
                                                          ==============   ==============      =============    =============


Earnings/(loss) per share from
    continuing operations:
Basic                                                         $0.31            $0.09             $ 0.56           $(0.01)
Diluted                                                       $0.30            $0.09             $ 0.55           $(0.01)

Earnings/(loss) per share:
Basic                                                         $0.44            $0.09             $ 0.68           $(0.07)
Diluted                                                       $0.42            $0.09             $ 0.68           $(0.07)

4)  Cash and Restricted Short-Term Investment Balances
    --------------------------------------------------

Restricted short-term investment balances of $89 million, $124 million and $115 million as of October 26, 2002, October 27, 2001 and January 26, 2002, respectively, were included in the total cash and short-term investment balances of $1,748 million, $1,791 million and $2,840 million for the same periods. Restricted balances are pledged as collateral for import letters of credit not included in the bank credit facility and for a portion of casualty insurance program liabilities. Cash and short-term investments on the consolidated balance sheet include $5 million, $5 million and $6 million of cash as of October 26, 2002, October 27, 2001 and January 26, 2002, respectively.


5)  Supplemental Cash Flow Information
    ----------------------------------

   ($ in millions)                                      39 weeks ended
                                             -----------------------------------
                                                Oct. 26,          Oct. 27,
                                                  2002              2001
                                             ---------------     --------------
   Interest paid                                  $371             $ 371
   Interest received                                29                35
   Income taxes paid                                47                27

Non-cash  transactions:
----------------------

o During the second and third quarters of 2002, the Company exchanged certain notes and debentures with a net carrying amount of $227 million for new notes recorded at a fair value of $225 million.

o The Company issued 2.9 million shares of common stock in March 2002 to fund its fiscal 2001 contribution to the savings plan.


6)  Eckerd Managed Care Receivable Securitization
    ---------------------------------------------

As disclosed in the 2001 10-K, Eckerd sells, on a continuous basis, substantially all of its managed care receivables to ECR Receivables, Inc., a subsidiary of Eckerd, which then sells to a third party an undivided interest in all eligible receivables while retaining a subordinated interest in a portion of the receivables. A three-year revolving receivables purchase facility agreement was entered into in May 2001. As of October 26, 2002, securitized managed care receivables totaled $304 million, of which the subordinated retained interest was $104 million. Losses and expenses related to receivables sold under this agreement were approximately $1 million and $3 million in the third quarter and first nine months of 2002, respectively.


7)  Restructuring and Other, Net
    ----------------------------

During the third quarter of 2002, a $2 million charge for interest associated with discounting lease obligations was offset by a $2 million reversal of a contract cancellation reserve that was no longer needed. During the first half of 2002, the Company recorded a $3 million charge for interest associated with discounting lease obligations, which was offset by $1 million of downward adjustments to restructuring reserves and a $2 million gain on the disposal of assets.

During the third quarter of 2001, the Company recorded a $2 million charge to increase previously established restructuring reserves. During the first half of 2001, the Company recorded a $12 million charge comprised of JCPenney unit closings ($15 million), severance benefits paid to certain members of management ($3 million) and Eckerd asset impairments ($1 million), which were offset by downward adjustments to Eckerd reserves ($7 million).

8)  Restructuring Reserves
    ----------------------

At October 26, 2002, the consolidated balance sheet included $122 million of reserves related to restructuring activities compared to $174 million at January 26, 2002. These reserves were initially established in 1996, 1997, 2000 and the first half of 2001 in connection with store closing programs and other restructuring activities. The remaining reserves are related primarily to future lease obligations for both department stores and drugstores that have closed. Costs are being charged against the reserves as incurred.

Reserves are periodically reviewed for adequacy and are adjusted as appropriate. During the first nine months of 2002, cash payments related to the reserves were $54 million ($49 million related to lease payments, $4 million for contract cancellations and $1 million for severance benefits paid to employees of units included in the 2001 store closing program). Reserves were increased $5 million in the first nine months of 2002 for interest on future lease obligations and adjusted downward $3 million based on favorable experience. Cash payments related to these reserves are expected to approximate $10 million in the fourth quarter with most of the remainder to be paid out by the end of 2005.


9) Comprehensive Income/(Loss) and Accumulated Other Comprehensive (Loss)
   ----------------------------------------------------------------------

Comprehensive Income/(Loss)

($ in millions)                                                    13 weeks ended                 39 weeks ended
                                                           ------------------------------- ------------------------------
                                                              Oct. 26,        Oct. 27,        Oct. 26,       Oct. 27,
                                                                2002            2001            2002           2001
                                                           --------------- --------------- --------------- --------------
Net income                                                     $ 123            $ 31          $  203           $  3
Other comprehensive (loss)/income
    Foreign currency translation adjustments                     (36)            (19)            (67)           (48)
    Non-qualified plan minimum liability adjustment                -               -               -            (41)
    Net unrealized changes in investment securities                3              (4)              7              5
                                                           --------------- --------------- --------------- --------------
                                                                 (33)            (23)            (60)           (84)
                                                           --------------- --------------- --------------- --------------
Total comprehensive income/(loss)                              $  90            $  8          $  143          $ (81)
                                                           =============== =============== =============== ==============

Accumulated Other Comprehensive (Loss)/Income

($ in millions)                                                      Oct. 26,            Oct. 27,         Jan. 26,
                                                                       2002                2001             2002
                                                                  ----------------    ---------------  ---------------
Foreign currency translation adjustments                             $ (167)              $(121)           $(100)
Non-qualified plan minimum liability adjustment                         (51)                (41)             (51)
Net unrealized changes in investment securities                          21                   8               14
                                                                  ----------------    ---------------  ---------------
Accumulated other comprehensive (loss)                               $ (197)              $(154)           $(137)
                                                                  ================    ===============  ===============

Net unrealized changes in investment securities are shown net of deferred taxes of $11 million, $4 million and $8 million as of October 26, 2002, October 27, 2001 and January 26, 2002, respectively. The non-qualified plan minimum liability is shown net of deferred tax asset of $33 million, $27 million and $33 million as of October 26, 2002, October 27, 2001 and January 26, 2002, respectively. A deferred tax asset has not been established for foreign currency translation adjustments.

10)  Bank Credit Agreement
     ---------------------

As previously disclosed, in May 2002, JCP and J. C. Penney Company, Inc. entered into a three-year, $1.5 billion revolving bank line of credit (credit facility) with a syndicate of banks with JPMorgan Chase Bank as administrative agent. This credit facility replaced a $1.5 billion facility that was scheduled to expire on November 21, 2002 and a $630 million letter of credit facility. The credit facility may be used for general corporate purposes, including the issuance of letters of credit. No borrowings, other than the issuance of trade and stand-by letters of credit, which totaled $258 million as of the end of the third quarter of 2002, have been made under this credit facility.

Key terms of this credit facility include a financial performance covenant, which consists of a maximum ratio of total debt to consolidated EBITDA (as defined in the credit agreement) as measured on a trailing four quarters basis. In addition, the amount of outstanding indebtedness under the agreement is subject to a limitation based on the value of collateral to total indebtedness, as defined in the credit facility agreement. At October 26, 2002, the Company was in compliance with all financial covenants of the credit agreement.

Any indebtedness incurred by JCP under the credit facility is collateralized by all eligible domestic department store and catalog inventory, as defined in the credit facility agreement, which can be released as performance improvements are achieved and credit ratings by the rating agencies improve. Pricing is tiered based on the corporate credit ratings for JCP by Moody's and Standard and Poor's. Obligations under the credit facility are guaranteed by J. C. Penney Company, Inc. and JCP Real Estate Holdings, Inc., which is a wholly owned subsidiary of JCP.


11)  Equipment Financing
     -------------------

As previously disclosed, in May 2002, JCP entered into a loan agreement with Lombard US Equipment Finance Corporation to finance the purchase of equipment for certain store support centers (SSCs). Under the agreement, JCP may borrow up to a total of $36 million in increments of at least $3 million. Loans made under the agreement are secured by the equipment being purchased. On June 27, 2002, JCP borrowed approximately $9 million under this agreement. This note, which matures July 1, 2007, bears interest at 7.33% per year and is payable in monthly installments. JCP has the right to prepay the principal balance on the loan during the loan term, subject to a prepayment penalty of 1% to 5% of the prepaid amount.

Also as previously disclosed, on August 28, 2002, JCP borrowed an additional $9 million under the agreement. This note, which has similar terms to the first note, matures September 1, 2007 and bears interest at 6.55% per year.

On November 27, 2002, JCP borrowed an additional $9 million under the agreement. This note, with similar terms to the notes discussed above, bears interest at 6.35% per year and matures December 1, 2007.

                                      -13-
12) Debt Exchange
    -------------

As previously disclosed, on June 26, 2002, JCP offered to exchange in a private placement:

o For each $1,000 principal amount of outstanding 6.125% Notes Due 2003, $1,015.15 principal amount of new 9.000% Notes Due 2012 (New Notes);

o For each $1,000 principal amount of 7.375% Notes Due 2004, $1,010.10 principal amount of New Notes; and

o For each $1,000 principal amount of 6.900% Debentures Due 2026, $1,015.15 principal amount of New Notes (collectively, the old notes).

Concurrent with the exchange offer, JCP solicited consents to amend the indentures governing the old notes from holders of old notes to whom JCP made the offer. JCP offered consent payments of $10 per $1,000 principal amount tendered to holders who validly tendered their notes and delivered their consents within the established timeframe.

Also as previously disclosed, on July 25, 2002, JCP announced the extension of the exchange offer to August 7, 2002 and the acceptance for settlement of notes tendered through July 24, 2002. On July 26, 2002, JCP issued New Notes with an aggregate principal amount of approximately $209 million and a fair value of approximately $205 million in connection with the approximately $206 million of old notes tendered through July 24, 2002. On August 9, 2002, the Company completed the debt exchange offer, resulting in a total amount of new bonds issued in the exchange of $230.2 million. Approximately $79.4 million principal amount of 6.125% Notes Due 2003, approximately $67.0 million of 7.375% Notes Due 2004 and approximately $80.8 million of 6.9% Debentures Due 2026 were tendered in response to the exchange offer. The Company paid total consent fees of approximately $2.2 million for such tendered notes. In accordance with SFAS No. 145, the net loss of approximately $0.4 million was recorded in interest expense and was included in income from continuing operations for the nine-month period ended October 26, 2002. No amendments were made to the indentures governing the old notes.

On November 18, 2002 the Company filed a registration statement on Form S-4 under the Securities Act with the Securities and Exchange Commission. This registration statement was filed pursuant to the Registration Rights Agreement, which was entered into as part of the original exchange offer in June 2002 in order to offer to exchange notes registered under the Securities Act for the $230.2 million of notes that were issued in the prior private placement exchange. Upon effectiveness and closing of this registered exchange offer, such registered notes as may be issued in the exchange offer will not be subject to transfer restrictions, and will carry identical terms as the outstanding notes for which they are being exchanged.

13) Segment Reporting
    -----------------

The Company operates in two business segments: Department Stores and Catalog (including internet), and Eckerd Drugstores. Other items are shown in the following table for purposes of reconciling to total Company amounts.

Business Segment Information

($ in millions)                                               Dept.
                                                             Stores &           Eckerd             Other            Total
                                                              Catalog         Drugstores        Unallocated        Company
-------------------------------------------------------------------------------------------------------------------------------
3rd Quarter - 2002
Retail sales, net                                             $ 4,310            $ 3,562              $   -        $ 7,872
Segment operating profit                                          170                 79                  -            249
Net interest expense                                                                                    (97)           (97)
Other unallocated                                                                                        (4)            (4)
Acquisition amortization                                                                                 (8)            (8)
Restructuring and other, net                                                                              -              -
Pre-tax income from continuing operations                                                                              140
                                                                                                                   ----------
Depreciation and amortization expense                              90                 64                  8            162

                                                        -----------------------------------------------------------------------
3rd Quarter YTD - 2002
Retail sales, net                                              11,939             10,859                  -         22,798
Segment operating profit                                          349                252                  -            601
Net interest expense                                                                                   (291)          (291)
Other unallocated                                                                                       (19)           (19)
Acquisition amortization                                                                                (25)           (25)
Restructuring and other, net                                                                              -              -
                                                                                                                   -----------
                                                                                                                   -----------
Depreciation and amortization expense                             276                185                 25            486
Total assets                                                  $10,894             $6,846              $ 120        $17,860

------------------------------------------------------------------------------------------------------------------------------
3rd Quarter - 2001
Retail sales, net                                             $ 4,360            $ 3,369                $ -        $ 7,729
Segment operating profit                                          148                 30                  -            178
Net interest expense                                                                                    (93)           (93)
Other unallocated                                                                                       (15)           (15)
Acquisition amortization                                                                                (17)           (17)
Restructuring and other, net                                                                             (2)            (2)
                                                                                                                   -----------
Pre-tax income from continuing operations                                                                               51
                                                                                                                   -----------
Depreciation and amortization expense                              86                 57                 17            160
                                                        ----------------------------------------------------------------------
3rd Quarter YTD - 2001
Retail sales, net                                              12,277             10,185                  -         22,462
Segment operating profit                                          292                122                  -            414
Net interest expense                                                                                   (285)          (285)
Other unallocated                                                                                        (9)            (9)
Acquisition amortization                                                                                (73)           (73)
Restructuring and other, net                                                                            (14)           (14)
                                                                                                                   -----------
Pre-tax income from continuing operations                                                                               33
                                                                                                                   -----------
Depreciation and amortization expense                             282                167                 73            522
Total assets                                                  $11,395            $ 6,870             $  137       $ 18,402
------------------------------------------------------------------------------------------------------------------------------

                                      -15-
14)  Subsequent Event - Pension Plan
     -------------------------------

On October 29, 2002, the Company contributed $300 million, or $190 million after tax, to its pension plan, which represents contributions attributable to both 2002 and 2003. The measurement date for the Company's pension plan is October 31, which was subsequent to the end of the third quarter. As of October 31, 2002, the fair value of the Company's pension assets was approximately $2.9 billion, including the above mentioned $300 million contribution. The Company's pension assets exceeded the accumulated pension benefit obligation by approximately $280 million. Accordingly, in 2002, the Company will not record a minimum liability adjustment, which would be charged to equity under SFAS No. 87, "Employers' Accounting for Pensions."

                                      -16-
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Holding Company
---------------

As disclosed in the 2001 10-K, effective January 27, 2002, J. C. Penney Company, Inc. changed its corporate structure to a holding company format. As part of this structure, J. C. Penney Company, Inc. changed its name to J. C. Penney Corporation, Inc. (JCP) and became a wholly owned subsidiary of a newly formed affiliated holding company (Holding Company). The new holding company assumed the name J. C. Penney Company, Inc. The Holding Company has no direct subsidiaries  other  than  JCP,  nor  does it have  any  independent  assets  or operations. All outstanding shares of common and preferred stock were automatically converted into the identical number and type of shares in the new holding company. Stockholders' ownership interests in the business did not change as a result of the new structure. Shares of the Company remain publicly traded under the same symbol (JCP) on the New York Stock Exchange. The Holding Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Holding Company of certain of JCP's outstanding debt is full and unconditional. The Holding Company and its consolidated subsidiaries, including JCP, are collectively referred to in this report as "Company" or "JCPenney," unless indicated otherwise.


Critical Accounting Policies
----------------------------

Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates estimates used, including those related to inventory valuation under the retail method, revenue recognition, valuation of long-lived and intangible assets, including goodwill, and contingencies related to taxes,  litigation  and other  reserves  as well as  retiree  benefit
plans.   Actual  results  may  differ  from  these   estimates  under  different
assumptions or conditions. Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the 2001 10-K includes detailed descriptions of certain judgments that management makes in applying its accounting policies in these areas.


Discontinued Operations
-----------------------

The Company recorded a $34 million gain in the third quarter of 2002 that is reported as discontinued operations. This gain relates to additional capital loss deductions that the Company is entitled to on the 2001 sale of the assets of J. C. Penney Direct Marketing Services, Inc., as a result of a 2002 tax regulation change. The final federal tax liability on the transaction was determined in an agreement between the Company and the Internal Revenue Service.

Consolidated Results of Operations


($ in millions)                                                     13 weeks ended                     39 weeks ended
                                                             ------------------------------     ------------------------------
                                                               Oct. 26,        Oct. 27,            Oct. 26,       Oct. 27,
                                                                 2002            2001                2002           2001
                                                             -------------- ---------------     --------------- --------------
Segment operating profit
     Department Stores and Catalog                              $ 170            $148               $ 349          $ 292
     Eckerd Drugstores                                             79              30                 252            122
                                                             -------------- ---------------     --------------- --------------
Total segments                                                    249             178                 601            414
Other unallocated                                                  (4)            (15)                (19)            (9)
Net interest expense                                              (97)            (93)               (291)          (285)
Acquisition amortization                                           (8)            (17)                (25)           (73)
Restructuring and other, net                                        -              (2)                  -            (14)
                                                             -------------- ---------------     --------------- --------------
Income from continuing operations before
     income taxes                                                 140              51                 266             33
Income taxes                                                      (51)            (20)                (97)           (14)
                                                             -------------- ---------------     --------------- --------------
Income from continuing operations                                $ 89            $ 31               $ 169           $ 19
                                                             ============== ===============     =============== ==============


For the third quarter of 2002, the Company reported income from continuing operations of $89 million, or $0.30 per share, compared to $31 million, or $0.09 per share for the comparable 2001 period. For the nine months ended October 26, 2002, income from continuing operations was $169 million, or $0.55 per share, compared to $19 million, or a loss of $0.01 per share (due to preferred stock dividends, net of tax), for the comparable 2001 period. The three and nine months ended October 26, 2002 did not have any non-comparable items, however certain non-comparable items affected results for the comparable 2001 periods. These items are defined and discussed on the following page.

Income from continuing operations for third quarter 2002 was $89 million, or $0.30 per share, compared to $42 million, or $0.13 per share for the comparable 2001 period, before the effects of non-comparable items in 2001. Income from continuing operations for the nine months ending October 26, 2002 was $169 million, or $0.55 per share, compared to $32 million, or $0.04 per share, for the comparable 2001 period before the effects of non-comparable items in 2001. The improved earnings are a result of sales growth in both department stores and drugstores, higher gross margins in both operating segments and leveraging of Eckerd selling, general and administrative (SG&A) expenses. Earnings per share
(EPS) also includes an increase of $0.04 and $0.16 per share for the three and nine months ended October 26, 2002, respectively, from the elimination of amortization of goodwill and the Eckerd trade name in compliance with SFAS No. 142, which is discussed in Note 1. This increase to EPS was partially offset by a decrease of $0.06 and $0.12 per share for the three and nine months ended October 26, 2002, respectively, from higher non-cash pension expense, as disclosed in previous Securities and Exchange Commission filings beginning with the 2001 10-K.

                                      -18-
Non-Comparable Items
--------------------

The Company considers non-comparable items to be significant charges or credits that occur infrequently and are not reflective of normal operating performance, including any subsequent adjustments. Examples of non-comparable items include significant real estate transactions that are not part of the Company's core business, start-up and transition costs related to centralizing merchandising and other processes and costs related to significant acquisitions. The financial impacts of these transactions complicate comparisons of ongoing operating results and therefore require discussion to clarify results and trends in the Company's operations for multiple years.

There were no non-comparable items for the three and nine months ended October 26, 2002. The following table reconciles, for the three and nine months ended October 27, 2001, income from continuing operations before the effects of non-comparable items to income from continuing operations as reported in accordance with generally accepted accounting principles (GAAP). All references to EPS are on a diluted basis.

($ in millions, except EPS)                     13 weeks ended Oct. 27, 2001                39 Weeks ended Oct. 27, 2001
                                           ---------------------------------------     ---------------------------------------

                                             Pre-                                      Pre-
                                             Tax      Tax       Net       EPS          Tax       Tax       Net       EPS
                                           -------   ------   -------   --------     --------   ------   -------   -------
Income from continuing operations
    before the effects of non-
    comparable items                        $ 68    $ (26)      $42     $0.13          $ 53    $ (21)     $ 32     $0.04
                                           -------   ------   -------   --------     --------   ------   -------   -------
Restructuring and other, net                  (2)                                       (14)
Other non-comparable items:
    Eckerd pension curtailment gain(1)         -                                         11
    Information technology transition
         costs(1)                              -                                         (5)
    Centralized merchandising process
         costs (ACT)(2)                       (7)                                       (32)
    Real estate gains(2)                      28                                         56
    Asset impairments and PVOL(2)            (36)                                       (36)
                                           -------   ------   -------  --------      --------   ------   -------  -------
Total restructuring and other non-
    comparable items                         (17)       6        11    $(0.04)          (20)       7       (13)   $(0.05)
                                           -------   ------   -------  --------      --------   ------   -------  -------
GAAP income from continuing
     operations                             $ 51     $(20)     $ 31     $0.09          $ 33     $(14)      $19    $(0.01)
                                           =======   ======   =======  ========      ========   ======   =======  =======

(1)  Reported as a component of Eckerd Drugstore SG&A expenses.

(2) Reported as a component of other unallocated. PVOL is the present value of obligations under leases.

The non-comparable net charge of $17 million, or $0.04 per share, in the third quarter of 2001 included $2 million of restructuring expenses; $7 million of Accelerating Change Together (ACT) initiative expenses; $36 million for asset impairments and future lease obligations and $28 million of real estate gains. The asset impairments and the present value of obligations under leases (PVOL) were recorded for catalog outlet stores that were scheduled to close in 2002, five underperforming department stores, third-party fulfillment operations that have been discontinued and an impairment on an office facility. The real estate gains were recorded on the sale of certain partnership interests.

For the nine months ended October 27, 2001, non-comparable items totaled $20 million or $0.05 per share, and included a $14 million restructuring charge, $32 million of ACT initiative expenses, real estate gains totaling $56 million and $36 million of asset impairments and PVOL. Non-comparable items included in Eckerd (SG&A) expenses were an $11 million gain for pension curtailment and $5 million of information technology transition costs.

Segment Operating Results

Department Stores and Catalog
-----------------------------

($ in millions)                                                   13 weeks ended                       39 weeks ended
                                                          -------------------------------      -------------------------------
                                                            Oct. 26,         Oct. 27,            Oct. 26,         Oct. 27,
                                                              2002             2001                2002             2001
                                                          --------------  ---------------      --------------   --------------
Retail sales                                                 $ 4,310          $ 4,360            $ 11,939         $ 12,277
FIFO/LIFO gross margin                                         1,579            1,539               4,400            4,279
SG&A expenses                                                 (1,409)          (1,391)             (4,051)          (3,987)
                                                          --------------  ---------------      --------------   --------------
Segment operating profit                                       $ 170            $ 148              $  349           $  292
                                                          ==============  ===============      ==============   ==============

Sales percent increase/(decrease):
    Comparable stores(1)                                         3.9%             5.1%                3.0%            2.9%
    Total department stores                                      3.4%             3.9%                2.0%            1.1%
    Catalog                                                   (21.2)%          (17.7)%             (22.6)%         (17.5)%

Ratios as a percent of sales:
    FIFO/LIFO gross margin                                      36.6%            35.3%               36.8%           34.9%
    SG&A expenses                                               32.7%            31.9%               33.9%           32.5%
    Segment operating profit                                     3.9%             3.4%                2.9%            2.4%


(1) Comparable store sales include the sales of stores after having been opened for 12 consecutive months. Stores become comparable on the first day of the 13th month.

Segment operating profit increased 15%, or 50 basis points as a percent of sales, to $170 million in this year's third quarter from $148 million last year. Improved gross margin, benefiting from the centralized merchandising process and Catalog inventory management, contributed to the increase.

Comparable department store sales increased 3.9% over last year's third quarter while total department store sales for the quarter increased 3.4%. Sales benefited from a good Back-to-School season and an especially strong October. Sales gains were led by Apparel, Home and Fine Jewelry. The best performing apparel categories were misses' sportswear, men's sportswear, juniors' and boys' apparel, while women's outerwear, infant apparel and furniture experienced some weakness in sales. Home was led by bedding and bath, window coverings and housewares, while Fine Jewelry had particularly strong diamond sales.

Catalog sales decreased 21.2% compared to last year primarily as a result of softer demand, lower circulation quantities and page counts, as well as the Company's January 2002 policy change to require customer payment at the time of order shipment. Total internet sales for the third quarter, which are reported as a component of Catalog sales, increased to $100 million from $81 million last year.

Gross margin for the quarter increased 130 basis points as a percentage of sales. Included in gross margin were markdowns of approximately $24 million related to merchandise delayed in delivery as a result of the West Coast work stoppage. This quarter marks the fifth consecutive margin ratio increase over the comparable prior year quarter. Improvement continues to be the result of better merchandise offerings and benefits from the centralized merchandising model. Benefits include larger order quantities, which contribute to lower costs, more timely selection of merchandise, better supplier involvement from planning stages through sale of the merchandise and more efficient delivery of merchandise to stores. Also contributing to the improvement in margins were substantially lower levels of catalog liquidation merchandise.

While SG&A expenses increased 1.3% from last year's third quarter, the increase relates to planned investments in advertising and the new centralized store support center (SSC) distribution network. In addition, as previously disclosed, non-cash pension expenses are higher in the current year periods. Partially offsetting these expense increases were savings in store labor costs as a result of the transition to centralized checkouts (also referred to as customer service centers), progress toward the elimination of in-store receiving and benefits from centralized management of store expenses. The new SSC network for department stores is an integral part of the Company's centralization efforts. By the end of the third quarter, seven out of 13 planned SSCs were in operation, providing coverage for approximately 60% of the department store base. The eighth SSC opened in mid-November, and a total of ten are expected to be in operation by year end 2002. The majority of efficiencies and cost savings of the new SSC network will not be fully realized until the implementation of all 13 SSCs. The remaining three SSCs are scheduled to begin operating in the first half of 2003. It is anticipated that, when completed, seven of the 13 SSCs will be located in existing Company facilities.

Segment operating profit for the nine months ended October 26, 2002 improved 19.5% to $349 million from $292 million last year. Sales for comparable department stores increased 3.0% while catalog sales declined 22.6% compared with last year's levels. Gross margin for the nine months increased 190 basis points as a percent of sales, primarily as a result of the benefits from the centralized buying process and improved inventory management leading to lower liquidation costs. SG&A expenses increased only 1.6% from last year despite planned increases in advertising, pension expense and transition costs for the new distribution network.

The Company is now in the second year of a complex five-year turnaround program for Department Stores and Catalog. Management has taken steps to maximize financial flexibility, has implemented a centralized merchandising model, is well on the way to rolling out a new merchandise logistics network, has made changes to catalog processes and policies to gain efficiencies and improve profitability, and has taken steps to improve merchandise offerings and enhance systems to provide better inventory data and more visibility into merchandise selling patterns. The profitability of Department Stores and Catalog is impacted by the customers' response to the merchandise offerings as well as competitive conditions, the effects of the current economic climate and consumer confidence.

Eckerd Drugstores
-----------------
($ in millions)

                                                            13 weeks ended                      39 weeks ended
                                                    --------------------------------     ------------------------------
                                                       Oct. 26,         Oct. 27,           Oct. 26,        Oct. 27,
                                                         2002             2001               2002            2001
                                                    ---------------   --------------     --------------  --------------
Retail sales                                            $ 3,562          $ 3,369           $ 10,859        $ 10,185
FIFO gross margin                                           832              756              2,523           2,316
LIFO (charge)                                                (9)             (12)               (33)            (41)
                                                    ---------------   --------------     --------------  --------------
LIFO gross margin                                           823              744              2,490           2,275
SG&A expenses                                              (744)            (714)            (2,238)         (2,153)(1)
                                                    ---------------   --------------     --------------  --------------
Segment operating profit                                   $ 79            $  30             $  252          $  122
                                                    ===============   ==============     ==============  ==============

Sales percent increase:
     Comparable stores(2)                                   4.9%             8.4%               6.2%            8.6%
     Total sales                                            5.7%             7.4%               6.6%            6.1%

Ratios as a percent of sales:
     FIFO gross margin                                     23.3%            22.4%              23.2%           22.7%
     LIFO gross margin                                     23.1%            22.1%              22.9%           22.3%
     SG&A expenses                                         20.9%            21.2%              20.6%           21.1%
     Segment operating profit                               2.2%             0.9%               2.3%            1.2%

Ratios as a percent of sales, before the
     effects of non-comparable items:
     FIFO gross margin                                     23.3%            22.4%              23.2%           22.7%
     LIFO gross margin                                     23.1%            22.1%              22.9%           22.3%
     SG&A expenses                                         20.9%            21.2%              20.6%           21.2%(1)
     Segment operating profit                               2.2%             0.9%               2.3%            1.1%

(1) A non-comparable net credit of $6 million, primarily a pension curtailment gain, is recorded in SG&A expenses for the 39 weeks ended October 27, 2001.

(2) Comparable store sales include the sales of stores after having been opened for at least one full year. Comparable store sales include the sales for relocated stores.

Eckerd's segment operating profit more than doubled to $79 million in this year's third quarter from $30 million in the same period last year, and increased 130 basis points to 2.2% of sales. Sales growth, gross margin improvement and the leveraging of SG&A expenses all contributed to the increase in operating profit.

Comparable store sales increased 4.9% for the quarter. Pharmacy sales increased 7.3% and general merchandise sales were flat compared to last year. As a percent of total drugstore sales, pharmacy sales were 69.8% for the quarter versus 68.4% for the same period last year, an increase of 140 basis points. Pharmacy sales growth continues to benefit from certain industry trends such as the increased use of pharmaceuticals as the first line of defense for healthcare and the aging population. Sales to customers covered by third party programs such as managed care organizations, as well as government and private insurance, have continued to increase as a percent of total pharmacy sales. Third party pharmacy sales for the third quarter this year were 92.8% of total pharmacy sales, versus 91.7% in third quarter last year. Continued pharmacy sales growth is dependent on Eckerd's ability to attract and retain managed care customers. Total pharmacy sales were negatively impacted by approximately 240 basis points, principally from a shift from branded drugs to lower priced generic drugs. Although the shift to more generic drugs negatively affects pharmacy sales, it typically improves margins. General merchandise sales reflect a continued promotional selling environment with competitive prices and improved promotional marketing. General merchandise sales gains were strongest in household products, beverages, baby and hygiene products, cosmetics and fragrances.

LIFO gross margin for the quarter increased 100 basis points as a percent of sales compared to last year, and includes a LIFO charge of $9 million in 2002 compared to $12 million in 2001. The increase in gross margin was primarily from a shift to more generic drug sales, lower shrinkage rates, as measured by physical inventories, and improved buying practices. Slightly offsetting this increase was a higher proportion of lower-margin third party pharmacy sales.

As a percent of sales, SG&A expenses for the quarter improved 30 basis points over last year. Included in third quarter 2002 is a net $3 million non-recurring gain for Eckerd's portion of an antitrust settlement for litigation with manufacturers, of which Eckerd was a co-plaintiff, partially offset by a non-recurring reserve established for Eckerd's pharmacy benefit management business. SG&A expenses as a percent of sales continue to improve as a result of cost saving initiatives, such as efficiencies generated by the reconfigured store formats, the elimination of redundancies in the back office, more efficient distribution and the in-sourcing of information technology, as well as the leverage generated by higher sales. By the end of third quarter 2002, a total of 1,326 stores, or 50% of the store base, were operating in the new reconfigured format, approximately 600 of which were completed this year. The new format stores are more efficient to operate and contribute significantly to operating results.

The following discussion compares this year's nine months results to 2001 results before the effects of the non-comparable $6 million net credit, primarily for a pension curtailment gain, that reduced SG&A expenses in the second quarter of 2001.

Segment operating profit for the nine months ended October 26, 2002 more than doubled to $252 million from $116 million for the comparable period in 2001. Comparable store sales increased 6.2%, with pharmacy sales increasing 8.5% and general merchandise sales increasing 1.7% compared to last year. LIFO gross margin in the first nine months of 2002 improved 60 basis points as a percent of sales compared to the same period last year, principally from expanded generic drug sales. SG&A expenses improved 60 basis points as a percent of sales, reflecting the results of cost saving initiatives such as the in-sourcing of information technology, salary savings from streamlining back office and distribution operations, and efficiencies obtained from the reconfigured drugstore formats, along with the leverage generated from higher sales.

The Company is in the second year of a three-year turnaround program for the Eckerd drugstore business. The successful continuation of the Eckerd turnaround is dependent on Eckerd's ability to successfully attract customers through various marketing and merchandising programs, secure suitable new drugstore locations at favorable lease terms, continue the reconfiguration and remodeling program for drugstores, attract and retain qualified pharmacists and maintain favorable reimbursement rates from managed care organizations, governmental and other third party payors.


Other Unallocated
-----------------

Other unallocated consists of real estate activities, investment transactions, and other items that are related to corporate initiatives or activities, which are not allocated to an operating segment but are included in total Company operating income. Other unallocated for the third quarter of 2002 totaled $4 million, net, and consists primarily of impairment charges for unit closings offset by real estate income. Third quarter 2001 results substantially included $7 million of ACT initiative expenses, $36 million of department store and catalog asset impairments and $28 million of real estate gains.

Net Interest Expense
--------------------

Net interest expense for the third quarter and first nine months increased $4 million and $6 million, respectively, compared to the same periods last year. The increase is related to lower returns on short-term investments and fees related to the credit facility, partially offset by lower interest expense from reduced borrowing levels.

Acquisition Amortization
------------------------

Acquisition amortization decreased $9 million and $48 million in the third quarter and first nine months of 2002, respectively, compared to last year. The decrease was primarily the result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminated the amortization relating to goodwill and the Eckerd trade name.


Income Taxes
------------

The Company's effective income tax rate for continuing operations was 36.3% for the third quarter of 2002 compared with 38.3% for the same period last year. The decrease is due to recent changes to the tax law related to the deductibility of dividends paid to the Company's savings plan and the effects of adopting SFAS No. 142 (amortization of goodwill) discussed above. The effective income tax rates applicable to continuing operations for nine months ended October 26, 2002 and October 27, 2001 were 36.4% and 40.5%, respectively.


Merchandise Inventories
-----------------------

On October 26, 2002, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6,353 million compared to $6,653 million at October 27, 2001 and $5,307 million at January 26, 2002. The 4.5% decline compared to last year's third quarter reflects lower inventories in Department Stores and Catalog. Inventories for Department Stores and Catalog totaled $3,887 million and $4,215 million at October 26, 2002 and October 27, 2001, respectively. On a comparable store basis, department store inventories are on plan and are well positioned in key gift items and categories for the holiday selling season. Eckerd Drugstore inventories on a FIFO basis totaled $2,466 million compared with $2,438 million last year. On a comparable store basis, inventories in drugstores were approximately 2.9% lower than last year's levels.

The current cost of consolidated inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $410 million at October 26, 2002, $377 million at January 26, 2002 and $380 million at October 27, 2001.


Liquidity and Capital Resources
-------------------------------

After paying $920 million of maturing debt in the first half of the year, which represents all of the maturities of long-term debt for the year, the Company's liquidity remains strong with approximately $1.7 billion in cash and short-term investments as of October 26, 2002. Of the total $1.7 billion in cash and short-term investments, approximately $89 million of short-term investments were pledged as collateral for import letters of credit not included in the bank credit facility and for a portion of casualty program liabilities. Cash flow generated from operating activities for the first nine months of 2002 was $392 million compared to cash flow used in operating activities of $248 million in the comparable period of 2001. Improvements in cash flow are principally the result of better operating performance and inventory management initiatives under the department stores' new centralized merchandising model, which has allowed for improvement in the flow of merchandise closer to its selling season. For 2002, management expects cash uses for capital expenditures and dividends to exceed cash flow from operating activities by approximately $200 million, which is a $200 million improvement relative to plan.

The Company has completed two transactions that were part of its long-term financing strategy to enhance overall liquidity and financial flexibility.
First, in May 2002, JCP and J.C. Penney Company, Inc. executed a $1.5 billion revolving credit agreement (credit facility), which replaced a $1.5 billion bank revolving credit facility and $630 million letter of credit facility. Indebtedness incurred under the credit facility is collateralized by all eligible domestic department store and catalog inventory, as defined in the credit facility agreement. This credit facility provides JCP with an additional source of liquidity for working capital needs and letter of credit support. No borrowings, other than the issuance of trade and stand-by letters of credit, which totaled $258 million as of the end of the third quarter 2002, have been made under this credit facility. The Company was in compliance with all financial covenants of the credit facility at October 26, 2002.

Second, in August 2002, the Company completed a debt exchange in which certain bondholders tendered a principal amount of $227.2 million of three existing debt issues in exchange for new 9.000% Notes Due 2012 with a principal amount of approximately $230.2. Bondholders exchanged $79.4 million of JCP's 6.125% Notes Due 2003, $67.0 million of its 7.375% Notes Due 2004 and $80.8 million of its 6.9% Debentures Due 2026. This transaction effectively extended the maturity on amounts represented by the exchanged notes and strengthened the Company's liquidity as the turnaround of the Department Store and Catalog and Eckerd drugstore businesses continues to be executed. The debt exchange is discussed further in Note 12.

For the remainder of 2002, management believes that cash flow generated from operations, combined with the short-term investment position, will be adequate to fund cash requirements for capital expenditures, working capital and dividend payments and, therefore, no external funding will be required. In October 2002, the Company's strong liquidity position was recognized by Moody's Investors Service, which assigned the Company its highest liquidity rating (SGL-1). Additional liquidity strengths include the undrawn $1.5 billion credit facility discussed above and significant unencumbered assets, primarily Eckerd inventory, which totaled approximately $2,466 million at October 26, 2002, that could be used to secure additional short-term funding, if needed. At the present time, management does not expect to access the capital markets for any external financing for the remainder of 2002.

Operating cash flows may be impacted by many factors, including the competitive conditions in the retail industry, and the effects of the current economic conditions and consumer confidence. Based on the nature of the Company's businesses, management considers the above factors to be normal business risks. The Company does not currently foresee any circumstances that would likely impair the Company's ability to maintain its planned level of operations, capital expenditures and dividends through the remainder of 2002.

Capital expenditures were $451 million through the first nine months of 2002 compared with $497 million for the comparable 2001 period. These were primarily for new and relocated Eckerd drugstores and the continued remodeling and reconfiguration of existing Eckerd drugstores, as well as the rollout of centralized checkouts in JCPenney department stores, department store support centers and investments in technology to support the new centralized merchandising model. Estimated total capital expenditures for the full year are now estimated to be $700 to $800 million, evenly split between the Department Stores and Catalog and Eckerd business segments.

A quarterly dividend of $0.125 per share on the Company's outstanding common stock was paid on November 1, 2002 to stockholders of record on October 10, 2002.

Pension Plan
------------

Due to the strong liquidity position and improved 2002 cash flow outlook at the end of the third quarter, the Company was able to accelerate its strategy to maintain an adequately funded pension plan. Shortly after the end of the third quarter, the Company contributed $300 million, or $190 million on an after-tax basis, to its pension plan. This represents contributions attributable to both 2002 and 2003.

The measurement date for the Company's pension plan is October 31, which was subsequent to the end of the third quarter. As of October 31, 2002, the fair value of pension assets was estimated at approximately $2.9 billion, including the $300 million contribution discussed above. The Company's pension assets exceeded the accumulated pension benefit obligation by approximately $280 million. Accordingly, in 2002 the Company will not record a minimum liability adjustment, which would be charged to equity under SFAS No. 87, "Employers' Accounting for Pensions."

Recently Issued Accounting Pronouncements
-----------------------------------------

Recently issued accounting pronouncements are discussed in Note 1 to the unaudited Interim Consolidated Financial Statements.


Pre-Approval of Auditor Services
--------------------------------

During the third quarter of 2002, the Audit Committee of the Company's Board of Directors approved estimated fees for the remainder of 2002, related to the performance of both audit and allowable non-audit services by the Company's external auditors, KPMG LLP.


Seasonality
-----------

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one-third of annual sales and comprise a significant portion of the Company's annual profits. Accordingly, the results of operations for the three and nine months ended October 26, 2002 are not necessarily indicative of the results for the entire year.

Item 3 - Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risks in the normal course of business due to changes in interest rates and currency exchange rates. The Company's market risks related to interest rates at October 26, 2002 are similar to those disclosed in the Company's 2001 10-K and the Company's Form 10-Qs for the 13 weeks ended April 27, 2002 and July 27, 2002. For the 13 and 39 weeks ended October 26, 2002 the other comprehensive loss on foreign currency translation was $36 million and $67 million. Due to the relatively small size of foreign operations, management believes that its exposure to market risk associated with foreign currencies would not have a material impact on its financial condition or results of operations.


Item 4 - Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


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

                                      -27-
PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          The  Company has no material legal proceedings pending against it.


Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The  following documents are filed as exhibits to this report:

               o 99(i) Certificate of Allen Questrom Pursuant to ss.906 of the Sarbanes-Oxley Act

               o 99(ii) Certificate of Robert B. Cavanaugh Pursuant to ss.906 of the Sarbanes-Oxley Act

          (b)  Reports on Form 8-K

               The Company filed the following reports on Form 8-K during the period covered in this report:

               o    Current  Report on Form 8-K dated  August 9, 2002  (Item 5 -
                    Other  Events  and  Regulation  FD  Disclosure;   Item  7  -
                    Financial Statements and Exhibits)

               o Current Report on Form 8-K dated August 13, 2002 (Item 9 - Regulation FD Disclosure)

               o    Current Report on Form 8-K dated September 6, 2002 (Item 5 -
                    Other  Events  and  Regulation  FD  Disclosure;   Item  7  -
                    Financial Statements and Exhibits)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                        J. C. PENNEY COMPANY, INC.
                                        By   /s/ W. J. Alcorn
                                            ------------------------
                                            W. J. Alcorn
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)






Date:  December 6, 2002

CERTIFICATIONS
--------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 6, 2002.
                                             /s/ Allen Questrom
                                            --------------------------
                                            Allen Questrom
                                            Chairman and Chief Executive Officer
                                            J. C. Penney Company, Inc.

CERTIFICATIONS
--------------


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 6, 2002.
                             /s/ Robert B. Cavanaugh
                            ---------------------------
                            Robert B. Cavanaugh
                            Executive Vice President and Chief Financial Officer
                            J. C. Penney Company, Inc.