Form 10-K
period 2003-01-25
J C PENNEY CO INC
filed 2003-04-10
CIK 1166126

CONFORMED COPY

Form 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 25, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File No. 1-15274

J. C. PENNEY COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0037077 (I.R.S. Employer Identification No.)

6501 Legacy Drive, Plano, Texas 75024-3698
(Address of principal executive offices)
(Zip Code)

(972) 431-1000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common stock of 50¢ par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, as of July 26, 2002: $4,692,668,157.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 271,314,707 shares of Common Stock of 50 cents par value, as of April 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

	Documents from which portions	Parts of the Form 10-K
	are incorporated by reference	into which incorporated

1.	J. C. Penney Company, Inc.	Part I, Part II, and
	2002 Annual Report to Stockholders	Part IV
2.	J. C. Penney Company, Inc.	Part III
2003 Proxy Statement
3.	J. C. Penney Funding Corporation Form 10-K for fiscal year 2002	Part I and Part IV

PART I
1. Business.
2. Properties.
3. Legal Proceedings.
4. Submission of Matters to a Vote of Security Holders.
PART II
5. Market for and Dividends on Registrant’s Common Equity and Related Stockholder Matters.
6. Selected Financial Data.
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
7A. Quantitative and Qualitative Disclosures About Market Risk.
8. Financial Statements and Supplementary Data.
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III*
10. Directors and Executive Officers of the Registrant.*
11. Executive Compensation.*
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
13. Certain Relationships and Related Transactions.*
14. Controls and Procedures.
PART IV
15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
EX-10.(ii)(ak) Supplemental Retirement Program
EX-10.(ii)(al) Executive Supplemental Program
EX-10.(ii)(am) Supplemental Life Insurance Plan
EX-12.(a) Computation of Ratios-Combined Charges
EX-12.(b) Computation of Ratios-Fixed Charges
EX-13 Excerpt from 2002 Annual Report
EX-18 Independent Auditors' Preferability Letter
EX-21 Subsidiaries of the Registrant
EX-23 Independent Auditor's Consent
EX-24 Power of Attorney
EX-99.(c) Certification Pursuant-18 USC Sec. 1350
EX-99.(d) Certification Pursuant-18 USC Sec. 1350

PART I

1. Business.

     Effective January 27, 2002, J. C. Penney Company, Inc. changed its corporate structure to a holding company format. As part of this structure, J. C. Penney Company, Inc. changed its name to J. C. Penney Corporation, Inc. (“JCP”), and became a wholly-owned subsidiary of a newly formed affiliated holding company (“Holding Company”). The new holding company assumed the name J. C. Penney Company, Inc. (“Company”). The Holding Company has no direct subsidiaries other than JCP. The Holding Company has no independent assets or operations. All outstanding shares of common and preferred stock were automatically converted into the identical number of and type of shares in the new holding company. Stockholders’ ownership interests in the business did not change as a result of the new structure. Shares of the Company remain publicly traded under the same symbol (JCP) on the New York Stock Exchange. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee by the Holding Company of certain of JCP’s outstanding debt securities is full and unconditional. The Holding Company and its consolidated subsidiaries, including JCP, are collectively referred to in this Annual Report on Form 10-K as “Company” or “JCPenney”, unless indicated otherwise.

     JCPenney was founded by James Cash Penney in 1902; JCP was incorporated in Delaware in 1924 and the Company was incorporated in Delaware in January 2002. The Company has grown to be a major retailer, operating 1,049 JCPenney department stores in 49 states, Puerto Rico and Mexico. In addition, the Company operates 54 Renner department stores in Brazil. A major portion of the Company’s business consists of providing merchandise and services to consumers through department stores, catalog departments and the Internet. Department stores, catalog and the Internet generally serve the same customers and have virtually the same mix of merchandise. In addition, department stores accept returns from sales initiated in department stores, catalog or via the Internet. The Company markets family apparel, jewelry, shoes, accessories and home furnishings. In addition, the Company operates a chain of 2,686 drugstores, primarily through the Eckerd name, located throughout the Southwest, Southeast, Sunbelt, and Northeast regions of the United States.

     In June 2001, JCP closed on the sale of its J. C. Penney Direct Marketing Services, Inc. (“DMS”) assets, including its J. C. Penney Life Insurance subsidiaries and related businesses to a U.S. subsidiary of AEGON, N.V. (“AEGON”). JCP received cash at closing of approximately $1.3 billion ($1.1 billion after tax). Concurrent with the closing, JCP entered into a 15-year strategic licensing and marketing services arrangement with AEGON designed to offer an expanded range of financial and membership services products to JCPenney customers. Over the term of this arrangement, the Company will receive fee income related to the marketing and sale of certain financial products and membership services. Such amounts will be recognized as earned in the Company’s financial statements. The Company’s financial statements are presented to reflect DMS as a discontinued operation.

DMS was reflected as a discontinued operation for 2000 with an estimated net loss on the sale of $296 million. Because the transaction closed earlier than anticipated in 2001, income from DMS operations was over a shorter time period, and an additional $16 loss was recorded on the sale of discontinued operations. The Company recorded a $34 million gain in 2002 on the sale of discontinued operations. This gain relates to additional capital loss deductions that the Company is entitled to as a result of a 2002 tax regulation change. The final federal tax liability on the transaction was determined in an agreement between the Company and the Internal Revenue Service.

     The business of marketing merchandise and services is highly competitive. The Company is one of the largest department store and drugstore retailers in the United States and it has numerous competitors. Many factors enter into the competition for the consumer’s patronage, including price, quality, style, service, product mix, convenience and credit availability. The Company’s annual earnings depend to a significant extent on the results of operations for the last quarter of its fiscal year. Fourth quarter segment operating profit for the past two years has averaged about 45% of the full year amount.

     Information about certain aspects of the business of the Company included under the captions of “Discontinued Operations” (page 27), “Other Unallocated” (pages 35 to 36), and “Segment Reporting” (page 38), which appears in the section of the Company’s 2002 Annual Report to Stockholders entitled “Notes to the Consolidated Financial Statements”, “Five-Year Financial Summary (Unaudited)” (page 39), and “Five-Year Operations Summary (Unaudited)” (page 40), which appear in the Company’s 2002 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 1 of Form 10-K.

     The Company’s Annual Reports on Form 10-K (since April 13, 1994), quarterly reports on 10-Q (since June 10, 1994), current reports on Form 8-K (since June 22, 1994) and all related amendments are available by accessing the Company’s web site: www.jcpenney.net.

     In addition, information about J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary of JCP, which appears in Item 1 of its separate Annual Report on Form 10-K for the fiscal year ended January 25, 2003, is incorporated herein by reference and filed hereto as Exhibit 99(a) in response to Item 1 of Form 10-K.

     Suppliers. The Company purchases its merchandise from approximately 2,603 domestic and foreign suppliers, many of which have done business with the Company for many years. In addition, Eckerd purchases merchandise and pharmaceuticals from approximately 3,250 suppliers, substantially all of which are domestic. The majority of Eckerd’s suppliers have done business with Eckerd for many years. In addition to its Plano, Texas Home Office, the Company, through its international purchasing subsidiary, maintained buying offices in sixteen foreign countries and quality assurance inspection offices in an additional eight foreign countries as of January 25, 2003.

     Employment. The Company and its consolidated subsidiaries employed approximately 228,000 persons as of January 25, 2003.

     Environment. Environmental protection requirements did not have a material effect upon the Company’s operations during fiscal 2002. While management believes it unlikely, it is possible that compliance with such requirements will lengthen lead time in expansion plans and increase construction, and therefore, operating costs due in part to the expense and time required to conduct environmental and ecological studies and related remediation.

     Forward-Looking Statements. This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company’s current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions and government activity. Investors should take such risks into account when making investment decisions.

2. Properties.

     At January 25, 2003, the Company operated 3,789 retail stores, comprised of 1,049 JCPenney department stores, 54 Renner department stores and 2,686 drugstores, throughout the United States, Puerto Rico, Brazil, and Mexico, of which 212 JCPenney department stores, four Renner department stores and 53 drugstores were owned. The Company also operated five catalog fulfillment centers, of which four were owned. The Company operated fourteen store distribution centers and outside stockrooms of which four were owned. Eckerd operated and owned nine drugstore distribution centers. The Company owned the Company’s Home Office facility, Eckerd corporate offices, and Renner’s corporate headquarters in Porto Allegre, Brazil. In addition, the Company owned as part of its Home Office approximately 240 acres of property in Plano, Texas, adjacent to the facility. Information relating to certain of the Company’s facilities included under the caption “Five-Year Operations Summary (Unaudited),” which appears on page 40 of the Company’s 2002 Annual Report to Stockholders, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 2 of Form 10-K.

3. Legal Proceedings.

     Gayle G. Pitts, et al v. J. C. Penney Company, Inc., J. C. Penney Direct Marketing Services, Inc.(“DMS”), J. C. Penney Life Insurance Company n/k/a Stonebridge Insurance Company(“JCPenney Life”), J. C. Penney International Insurance Group, Inc., AEGON Special Markets Group, Inc., n/k/a AEGON Direct Marketing Services, Inc., and AEGON USA, Inc., No. 01-03395-F, in the 214th Judicial District Court of Nueces County, Texas; and Appellant(s): Stonebridge Life Insurance Company f/k/a J. C. Penney Life Insurance Company; J. C. Penney Direct

Marketing Services, Inc.; J. C. Penney Company, Inc.; J. C. Penney International Insurance Group, Inc.; AEGON USA, Inc.; and AEGON Special Markets Groups, Inc. n/k/a AEGON Direct Marketing Services, Inc. v. Gayle G. Pitts, et al, No. 13-02540-CV, in the Court of Appeals for the Thirteenth District of Texas.

     This is a national class action lawsuit (“the Lawsuit”) filed against the above named defendants. It involves the sale of J. C. Penney Life Insurance accidental death and dismemberment (“ADD”) insurance over the telephone. The named plaintiffs allege that they did not give permission to defendants to charge their credit cards for ADD insurance premiums. They allege that the scripted questions asked during the telephone sales presentation are inadequate to obtain permission to charge the customer’s credit card, primarily because the customer is not told that the insurance company already has his or her credit card number.

     The Lawsuit originally also included named plaintiffs who did not deny giving permission to charge their credit cards for premiums, but who alleged that they had submitted claims that were wrongfully denied. Those former named plaintiffs and their claims were severed into a separate lawsuit captioned York, et al v. J. C. Penney Company, Inc., J. C. Penney Direct Marketing Services, Inc., J. C. Penney Life Insurance Company, J. C. Penney International Group, Inc., AEGON Direct Marketing Services, Inc., AEGON USA, Inc., and Commonwealth General Corporation, No. 02-2651-F, in the 214th District Court of Nueces County, Texas (“the Severed Lawsuit”).

     The assets of DMS, including the stock of JCPenney Life, were sold to Commonwealth General Corporation (“Commonwealth”), a domestic subsidiary of AEGON, N. V., pursuant to a Stock Purchase Agreement (the “Agreement”) dated as of March 7, 2001, among Commonwealth as Purchaser, DMS as Seller, and JCP as Parent corporation of DMS. Thus, as a matter of law, all of the liabilities of JCPenney Life stayed with that company after the sale. Commonwealth is currently providing defense to JCP and its subsidiary DMS and to DMS’s subsidiary, J. C. Penney International Insurance Group, Inc.

     Under the Agreement, JCP and DMS agreed to indemnify Commonwealth for any liability of JCPenney Life, but only to the extent that such liability arises out of or relates to a breach of a representation and warranty in the Agreement. Commonwealth may claim entitlement to indemnification from JCP and DMS if a final determination in the Lawsuit is adverse to JCPenney Life, and Commonwealth successfully contends that the liability arose out of a breach of a representation or warranty in the Agreement. JCP’s and DMS’s liability for breaches of representations and warranties is subject to both a deductible and a cap.

     In September 2002, the trial court certified the Lawsuit as a national class action. There are approximately 14.6 million class members. Defendants have appealed the certification order to the Texas Court of Appeals in Corpus Christi, Texas. The Severed Lawsuit is also pled as a class action, but no motion to certify has been filed.

     The Company denies the allegations against it and its current and former subsidiaries in the Lawsuit and the Severed Lawsuit and, along with the other defendants, is vigorously defending the cases and opposing class certification. Although it is too early to predict the outcome of the Lawsuit or the Severed Lawsuit, management is of the opinion that they should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 2002.

Executive Officers of the Registrant

     The following is a list, as of April 1, 2003, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP. References to JCPenney positions held during fiscal years 2001 and earlier (prior to the creation of the holding company) are for JCP. There is no family relationship between any of the named persons.

	Offices and other positions
Name	held with the Company	Age

Allen Questrom	Chairman of the Board and
	Chief Executive Officer; Director	62
Vanessa J. Castagna	Executive Vice President, Chairman and
	Chief Executive Officer - JCPenney
	Stores, Catalog and Internet	53
Robert B. Cavanaugh	Executive Vice President and Chief
	Financial Officer	51
Gary L. Davis	Executive Vice President, Chief Human
	Resources and Administration Officer	60
J. Wayne Harris	Executive Vice President, Chairman
	and Chief Executive Officer -
	Eckerd Drug Stores	63
Charles R. Lotter	Executive Vice President, Secretary
	and General Counsel	65
Stephen F. Raish	Executive Vice President
	and Chief Information Officer	52

     Mr. Questrom has served as Chairman of the Board and Chief Executive Officer of the Company since September 2000. He has served as a director of J. C. Penney Corporation, Inc. since March 2002. Prior to joining the Company, Mr. Questrom served as Chairman of the Board from 1999 to January 2001, and Chief Executive Officer from 1999 to 2000, of Barney’s New York, Inc., Chairman of the Board and Chief Executive Officer of Federated Department Stores, Inc. from 1990 to 1997, and President and Chief Executive Officer of Neiman Marcus Stores from 1988 to 1990. He was the senior policy maker in these positions. Prior to assuming these positions, Mr. Questrom held executive, senior management, and senior merchandise manager positions at Federated Department Stores.

     Ms. Castagna has served as Executive Vice President, Chairman and Chief Executive Officer — JCPenney Stores, Catalog and Internet for J. C. Penney Company, Inc. since March 2003, and for JCP since July 2002. Ms. Castagna served as Executive Vice President, President and Chief Operating Officer of JCPenney Stores, Catalog and Internet from May 2001 to March 2003, and from 1999 to May 2001, Ms. Castagna served as Executive Vice President and Chief Operating Officer of JCPenney Stores, Merchandising and Catalog. Prior to joining the Company, Ms. Castagna served as Senior Vice President and General Merchandise Manager for women’s and children’s accessories and apparel at Wal-Mart Stores Division since 1996. Ms. Castagna’s responsibilities at Wal-Mart also included product, trend, and brand development for family apparel. She joined Wal-Mart in 1994 as Senior Vice President and General Merchandising Manager for home decor, furniture, crafts and children’s apparel. Prior to joining Wal-Mart, Ms. Castagna served in several senior level positions in the retailing industry, including Senior Vice President, General Merchandising Manager for women’s and juniors for Marshalls stores, a division of TJX Companies, and Vice President, Merchandising — Women’s at Target Stores, a division of Dayton Hudson Corporation (now known as Target Corporation).

     Mr. Cavanaugh was elected Executive Vice President and Chief Financial Officer of the Company effective January 2, 2001. He was elected Senior Vice President and Chief Financial Officer of Eckerd Corporation, a subsidiary of the Company, in 1999, and served in that position through January 1, 2001. From 1996 to 1999 he served as Vice President and Treasurer of the Company. He has served as a director of Eckerd Corporation since 2001, and a director of J. C. Penney Corporation, Inc. since March 2002.

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

     Mr. Harris has served as Executive Vice President, Chairman and Chief Executive Officer — Eckerd Drug Stores, since May 2001. Mr. Harris has served as Chairman of the Board and Chief Executive Officer of Eckerd Corporation, a subsidiary of the Company, since October 1, 2000. Prior to joining the Company, Mr. Harris served as Chairman of the Board and Chief Executive Officer of The Grand Union Company from 1997 to 2000, and he served as Chairman of the Board and Chief Executive Officer of Canadian Co./the Great Atlantic & Pacific Company from 1995 to 1997, and held various other executive and senior management positions with the Great Atlantic & Pacific Company, and also The Kroger Co.

     Mr. Lotter was elected an Executive Vice President of the Company in 1993. He was elected Senior Vice President, General Counsel and Secretary in 1987. He has served as a director of Eckerd Corporation since 1996 and a director of J. C. Penney Corporation, Inc. since March 2002.

     Mr. Raish was elected Executive Vice President and Chief Information Officer of the Company effective January 2, 2001. In 1996 he was named Director of Coordination, JCPenney Stores. He was elected Divisional Vice President in 1997. In 1998 he was elected President, Home and Leisure Division and in 1999 he was named President of the Accelerating Change Together (ACT) initiative, the Company’s centralized merchandising process in department stores and catalog.

PART II

5. Market for and Dividends on Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s Common Stock is traded principally on the New York Stock Exchange, as well as on other exchanges in the United States. In addition, the Company has authorized 25 million shares of Preferred Stock, of which 554,426 shares of Series B ESOP Convertible Preferred Stock were issued and outstanding at January 25, 2003. Additional information relating to the Common Stock and Preferred Stock of the Company included under the captions “Consolidated Statements of Stockholders’ Equity” (page 20), “Capital Stock” (page 31), and “Quarterly Data (unaudited)” (page 37), which appear in the Company’s 2002 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 5 of Form 10-K.

6. Selected Financial Data.

     Information for the fiscal years 1998-2002 included in the “Five-Year Financial Summary (Unaudited)” on page 39 of the Company’s 2002 Annual Report to Stockholders is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 6 of Form 10-K.

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The discussion and analysis included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appears in the Company’s 2002 Annual Report to Stockholders, beginning on page 4 thereof, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7 of Form 10-K.

     Forward-Looking Statements.

     This Annual Report on Form 10-K, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company’s current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties that could affect the Company’s results include, but are not limited to, competition, consumer demand, seasonality, economic conditions and government activity. Investors should take such risks into account when making investment decisions.

7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company maintains a majority of its cash and cash equivalents in short-term financial instruments with original maturities of three months or less. Such investments are subject to interest rate risk and may have a small decline in value if interest rates increase. Since the financial instruments are of short duration, a change of 100 basis points in interest rates would not have a material effect on the Company’s financial condition.

     The Company’s outstanding long-term debt as of January 25, 2003, is at fixed interest rates and would not be affected by interest rate changes. Future borrowings under the Company’s multi-year revolving credit facility, to the extent that fluctuating rate loans were used, would be affected by interest rate changes. As of January 25, 2003, no cash borrowings were outstanding under the facility, and approximately $206 million in letters of credit were supported by this facility. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

     See the discussion and analysis under “Fair Value of Financial Instruments” and “Short-Term Debt” which appear in the Company’s 2002 Annual Report to Stockholders on pages 29 and 30, respectively, and which are incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7A of Form 10-K.

8. Financial Statements and Supplementary Data.

     The Consolidated Balance Sheets of J. C. Penney Company, Inc. and subsidiaries as of January 25, 2003, and January 26, 2002, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended January 25, 2003, appearing on pages 18 through 21 of the Company’s 2002 Annual Report to Stockholders, together with the Independent Auditors’ Report of KPMG LLP, independent certified public accountants, appearing on page 17 of the Company’s 2002 Annual Report to Stockholders, the Notes to the Consolidated Financial Statements on pages 22 through 38, and the quarterly financial highlights (“Quarterly Data (unaudited)”) appearing on page 39 thereof, are incorporated by reference and filed hereto as Exhibit 13 in response to Item 8 of Form 10-K.

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III*

10. Directors and Executive Officers of the Registrant.*

11. Executive Compensation.*

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Equity Compensation Plan Information

     The following table provides information, as of January 25, 2003, regarding shares outstanding and available for issuance under existing stock option plans.

	(a)	(b)	(c)

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options,	reflected in
Plan Category	and rights	warrants and rights	column (a))

Equity compensation Plans approved by security holders	18,767,000	$30.29	13,100,000
Equity compensation plans not approved by security holders	3,500,000	$16.06	—

Total	22,267,000	$28.05	13,100,000

The J. C. Penney Company, Inc. 2000 New Associate Equity Plan (the “2000 Plan”) was adopted by the JCP’s Board of Directors in July 2000, as a limited plan designed to create an equity pool to be issued to non-associates as an inducement to their entering into employment contracts with the Company. A total of 5,500,000 shares were authorized for issuance under the 2000 Plan; only one option issuance, of options to purchase 3,500,000 shares, was made pursuant to the 2000 Plan. The 2000 Plan was in effect from September 12, 2000, until June 1, 2001, when the J. C. Penney Company, Inc. 2001 Equity Compensation Plan, which received stockholder approval, took effect. Pursuant to the 2000 Plan, options for 3,500,000 shares remain issued, outstanding and unexpired. The last of these option grants will expire on September 12, 2010.

13. Certain Relationships and Related Transactions.*

     *     Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth in Part I hereof), 11, 12 (with the exception of Company equity compensation plan information which is described in Item 12 above), and 13 is incorporated by reference to the Company’s 2003 Proxy Statement, which involves the election of directors, the final copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 10, 2003.

14. Controls and Procedures.

     (a)  Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Annual Report on Form 10-K is made known to them by others on a timely basis.

     (b)  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  1. All Financial Statements. See Item 8 of this Annual Report on Form 10-K for financial statements incorporated by reference to the Company’s 2002 Annual Report to Stockholders.

     (a)  2. Financial Statement Schedule. Schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related financial information included in the Company’s 2002 Annual Report to Stockholders incorporated herein by reference and filed hereto as Exhibit 13.

     Separate financial statements are filed for J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary of JCP, in its separate Annual Report on Form 10-K for the 52 weeks ended January 25, 2003, which financial statements, together with the Independent Auditors’ Report of KPMG LLP thereon, are incorporated herein by reference and filed hereto as Exhibit 99(b).

     (a)  3. Exhibits. See separate Exhibit Index on pages i through ix.

     (b)  Reports on Form 8-K during the fourth quarter of fiscal 2002. None.

     (c)  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form is filed as part of the separate Exhibit Index on pages i through ix and specifically identified as such beginning on page iv.

     (d)  Other Financial statement Schedules. None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. C. PENNEY COMPANY, INC. (Registrant)

By:

/s/ R.B. CAVANAUGH R. B. Cavanaugh Executive Vice President and Chief Financial Officer

Dated: April 10, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

A. I. Questrom* A. I. Questrom	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	April 10, 2003

/s/ R. B. Cavanaugh R. B. Cavanaugh	Executive Vice President and Chief Financial Officer (principal financial officer)	April 10, 2003

W. J. Alcorn* W. J. Alcorn	Senior Vice President and Controller (principal accounting officer)	April 10, 2003

M. A. Burns* M. A. Burns	Director	April 10, 2003

T. J. Engibous* T. J. Engibous	Director	April 10, 2003

K. B. Foster* K. B. Foster	Director	April 10, 2003

V. E. Jordan, Jr.* V. E. Jordan, Jr.	Director	April 10, 2003

B. Osborne	Director	April , 2003

J. C. Pfeiffer* J. C. Pfeiffer	Director	April 10, 2003

A. W. Richards* A. W. Richards	Director	April 10, 2003

L. H. Roberts* L. H. Roberts	Director	April 10, 2003

C. S. Sanford, Jr.* C. S. Sanford, Jr.	Director	April 10, 2003

R. G. Turner* R. G. Turner	Director	April 10, 2003

*By:	/s/ R. B. Cavanaugh R. B. Cavanaugh Attorney-in-fact

CERTIFICATIONS

I, Allen I. Questrom, Chairman and Chief Executive Officer, certify that:

1.     I have reviewed this annual report on Form 10-K of J. C. Penney Company, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 10, 2003	/s/ Allen I. Questrom Allen I. Questrom Chairman and Chief Executive Officer

CERTIFICATIONS

I, Robert B. Cavanaugh, Executive Vice President and Chief Financial Officer, certify that:

1.     I have reviewed this annual report on Form 10-K of J. C. Penney Company, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 10, 2003	/s/ Robert B. Cavanaugh Robert B. Cavanaugh Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit

2.	(i)	Plan of Acquisition, reorganization, arrangement, liquidation or succession Agreement and Plan of Merger dated as of January 23, 2002, between JCP and Company (incorporated by reference to Exhibit 2 to Company’s Form 8-K dated January 27, 2002, SEC File No. 001-15274).

3.	(i)	Articles of Incorporation Restated Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3(i) to Company’s Form 8-K dated January 27, 2002, (SEC File No. 001-15274).

	(ii)	Bylaws Bylaws of Company, as amended to January 27, 2002 (incorporated by reference to Exhibit 3(ii) to Company’s Form 8-K dated January 27, 2002, SEC File No. 001-15274).

4.	Instruments defining the rights of security holders, including indentures

(a)	Indenture, dated as of October 1, 1982, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(a) to Company’s Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

(b)	First Supplemental Indenture, dated as of March 15, 1983,between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)(incorporated by reference to Exhibit 4(b) to Company’s Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

(c)	Second Supplemental Indenture, dated as of May 1, 1984, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(c) to Company’s Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

(d)	Third Supplemental Indenture, dated as of March 7, 1986, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)

i

(incorporated by reference to Exhibit 4(d) to Company’s Registration Statement on Form S-3, SEC File No. 33-3882).

(e)	Fourth Supplemental Indenture, dated as of June 7, 1991, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(e) to Registrant’s Registration Statement on Form S-3, SEC File No. 33-41186).

(f)	Indenture, dated as of April 1, 1994, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(a) to Company’s Registration Statement on Form S-3, SEC File No. 33-53275).

(g)	Amendment and Restatement Agreement to Five-Year Revolving Credit Agreement, dated as of November 21, 1997, among JCP, J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent, and Bank of America National Trust and Savings Association, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse First Boston and NationsBank of Texas, N.A., as Managing Agents (incorporated by reference to Exhibit 4(g) to J. C. Penney Funding Corporation’s Annual Report on Form 10-K for the 53 weeks ended January 31, 1998, SEC File No. 1-4947-1).

(h)	Guaranty dated as of February 17, 1997, executed by JCP, (incorporated by reference to Exhibit 4(c) to J. C. Penney Funding Corporation’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

(i)	Indenture, dated as of October 15, 2001, between JCP and The Bank of New York, Trustee (incorporated by reference to Exhibit 4(a) to Company’s Registration Statement on Form S-3 filed November 29, 2001, SEC File No. 333-74122).

(j)	Rights Agreement, dated as of January 23, 2002, by and between Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4 to Company’s Form 8-K dated January 27, 2002, SEC File No. 001-15274).

(k)	Fifth Supplemental Indenture, dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of October 1, 1982 (incorporated by reference to Exhibit 4(o) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(l)	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994 (incorporated by reference to Exhibit 4(p) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(m)	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and The Bank of New York, Trustee to Indenture dated as of October 15, 2001 (incorporated by reference to Exhibit 4(a)(ii) to Company’s Registration Statement on Form S-3, SEC File No. 333-74122).

(n)	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and JP Morgan Chase Bank, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of May 1, 1981 (incorporated by reference to Exhibit 4(r) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(o)	Registration Rights Agreement for Convertible Subordinated Notes dated October 15, 2001, between JCP and Initial Purchasers (incorporated by reference to Exhibit 4(s) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(p)	Credit Agreement dated as of May 31, 2002, among the Company, JCP, J.C. Penney Purchasing Corporation, the Lenders party thereto, JP Morgan Chase Bank, as Administrative Agent, and Wachovia Bank, National Association, as Letter of Credit Agent (incorporated by reference to Exhibit 10.1 to Company’s Form 8-K dated June 5, 2002, SEC File No. 1-15274).

(q)	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Institution) to Indenture dated as of April 1, 1994 (incorporated by reference to Exhibit 4 to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10 percent of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

10.	Material contracts

(i)	Other than Compensatory Plans or Arrangements

(a)	Loan Agreement dated as of January 28, 1986 between JCP and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 4 to Company’s Current Report on Form 8-K, Date of Report — January 28, 1986*).

(b)	Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between JCP and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 1 to Company’s Current Report on Form 8-K, Date of Report — December 31, 1986*).

(c)	Amendment No. 2 to Loan Agreement dated as of January 28, 1986 between JCP and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 10(i)(e) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

(d)	Agreement dated as of September 30, 2000, between JCP and J. E. Oesterreicher (incorporated by reference to Exhibit 10(c) to Company’s Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 28, 2000*).

(ii)	Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 14 (c) of this Report

(a)	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan (incorporated by reference to Exhibit 10(k) to Company’s Annual Report on Form 10-K for the 52 week period ended January 28, 1989*).

(b)	J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit A to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 19, 1989*).

(c)	February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit 10(ii)(k) to Company’s Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

(d)	February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(k) to Company’s Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

(e)	J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit A to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993*).

(f)	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit 10(ii)(l) to Company’s Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

(g)	November 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(n) to Company’s Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

(h)	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan (incorporated by reference to Exhibit B to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993*).

(i)	February 1995 Amendment to J. C. Penney Company, Inc. 0993 Non-Associate Directors’ Equity Plan (incorporated by reference to Exhibit 10(ii)(m) to Company’s Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

(j)	J. C. Penney Company, Inc. Deferred Compensation Plan as amended through July 14, 1993 (incorporated by reference to Exhibit 10(a) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 31, 1993*).

(k)	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended effective April 9, 1997 (incorporated by reference to Exhibit 10(a) to Company’s Quarterly Report on Form 10-Q for the 13 week period ended April 26, 1997*).

(l)	Directors’ Charitable Award Program (incorporated by reference to Exhibit 10(r) to Company’s Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

(m)	Form of Indemnification Trust Agreement between Company and The Chase Manhattan Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended (incorporated by reference to Exhibit 1 to Exhibit B to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1987*).

v

(n)	J. C. Penney Company, Inc. 1997 Equity Compensation Plan (incorporated by reference to Exhibit A to Company’s definitive proxy statement for its Annual Meeting of Stockholders held on May 16, 1997*).

(o)	Employment Agreement dated as of August 1, 1999 between the Company and V. J. Castagna (incorporated by reference to Exhibit 10(b) to Company’s Quarterly Report on Form 10-Q for 13 and 39 weeks ended October 30, 1999*).

(p)	Employment Agreement dated as of July 21, 2000 between the Company and A. I. Questrom (incorporated by reference to Exhibit 10 to Company’s Current Report on Form 8-K dated July 21, 2000*).

(q)	J. C. Penney Company, Inc. 2000 New Associate Equity Plan (incorporated by reference to Exhibit 10(a) to Company’s Quarterly Report on Form 10-Q for the 13 period ended April 28, 2000*).

(r)	Employment Agreement dated as of September 25, 2000 between the Company and J. W. Harris (incorporated by reference to Exhibit 10(b) to Company’s Quarterly Report on Form 10-Q for the 13 and 39 week periods ended April 28, 2001*).

(s)	Amendment No. 1, dated as of May 19, 2000, to the Employment Agreement dated as of August 1, 1999, between JCP and V. J. Castagna (incorporated by reference to Exhibit 10(ii)(av) to Company’s Annual Report on Form 10-K for the 52 week period ended January 27, 2001*).

(t)	Incentive Compensation Agreements dated as of January 2, 2001, between the Company and G. L. Davis, C. R. Lotter, and M. W. Taxter (incorporated by reference to Exhibit 10(ii)(aw) to Company’s Annual Report on Form 10-K for the 52 week period ended January 27, 2001*).

(u)	J. C. Penney Company, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit B to Company’s definitive proxy statement for its Annual Meeting of Stockholders held on May 18, 2001*).

(v)	J. C. Penney Corporation, Inc. 1999 Separation Allowance Program for Profit-Sharing Management Associates, effective July 14, 1999, as amended through January 25, 2002 (incorporated by reference to Exhibit 10(ii)(w) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(w)	J. C. Penney Corporation, Inc. 1995 Benefit Restoration Plan, as amended through January 27, 2002 (incorporated by reference to Exhibit 10(ii)(y) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(x)	Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Corporation, Inc., as amended through January 27, 2002 (incorporated by reference to Exhibit 10(ii)(z) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(y)	J. C. Penney Corporation, Inc. Mirror Savings Plans I, II and III, as amended through January 27, 2002 (incorporated by reference to Exhibit 10(ii)(aa) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(z)	Form of Indemnification Agreement between Company, J. C. Penney Corporation, Inc. and individual Indemnities, as amended through January 27, 2002 (incorporated by reference to Exhibit 10(ii)(ab) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(aa)	J. C. Penney Corporation, Inc. 1989 Management Incentive Compensation Program, as amended through February 20, 2002 (incorporated by reference to Exhibit 10(ii)(ac) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(ab)	June 1, 2002, Amendment to Supplemental Retirement Program for Management Profit-Sharing Associates of JCP (incorporated by reference to Exhibit 10(a) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(ac)	June 1, 2002, Amendment to JCP Separation Allowance Program for Profit-Sharing Management Associates (incorporated by reference to Exhibit 10(b) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(ad)	May 31, 2002, Amendment to JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates (incorporated by reference to Exhibit 10(c) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(ae)	June 1, 2002, Amendment to JCP Benefit Restoration Plan (incorporated by reference to Exhibit 10(d) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(af)	June 1, 2002, Amendment to JCP Management Incentive Compensation Plan (incorporated by reference to Exhibit 10(e) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(ag)	June 1, 2002, Amendments to JCP Mirror Savings Plans I, II and III (incorporated by reference to Exhibit 10(f) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1- 15274).

(ah)	Employment Agreement dated as of June 1, 2002, between JCP and R.B. Cavanaugh (incorporated by reference to Exhibit 10(g) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(ai)	Employment Agreement dated as of June 1, 2002, between JCP and S.F. Raish (incorporated by reference to Exhibit 10(h) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(aj)	Eckerd Corporation Key Management Bonus Program dated February 1, 1999, as amended and restated through February 1, 2002 (incorporated by reference to Exhibit 10(i) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(ak)	March 21, 2002, Amended, restated and renamed Eckerd Corporation Supplemental Retirement Program (effective March 21, 2002).

(al)	May 31, 2002, Eckerd Corporation Executive Supplemental Plan (effective March 21, 2002).

(am)	J. C. Penney Company, Inc. Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as restated effective January 1, 2003.

* SEC file number 1-777

11. Statement regarding computation of per share earnings

     See calculation of earnings per share on pages 27 and 28 in the Consolidated Statement of Operations in the Company’s 2002 Annual Report to Stockholders.

12. Statement regarding computation of ratios

(a)	Computation of Ratios of Available Income to Combined Fixed Charges and Preferred Stock Dividend Requirement.

(b)	Computation of Ratios of Available Income to Fixed Charges.

13.	Annual report to security holders

Excerpt from Company’s 2002 Annual Report to Stockholders.

18.	Independent Auditors’ Preferability Letter

21.	Subsidiaries of the registrant

List of certain subsidiaries of J. C. Penney Company, Inc. as of April 1, 2003.

23.	Independent Auditors’ Consent

24.	Power of Attorney

99.	Additional Exhibits

(a)	Item 1 of J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 25, 2003 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 25, 2003, filed concurrently herewith, SEC File No. 1-4947-1).

(b)	Excerpt from J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 25, 2003 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 25, 2003, filed concurrently herewith, SEC File No. 1-4947-1).

(c)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.