Form 10-Q
period 2003-04-26
J C PENNEY CO INC
filed 2003-06-10
CIK 1166126

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-Q

(Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 26, 2003     Commission file number 1-15274
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transitional period from ______________ to ________________
                       Commission File No. ______________

                           J. C. PENNEY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

  Delaware                                                      26-0037077
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  6501 Legacy Drive, Plano, Texas 75024 - 3698
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 431-1000
              (Registrant's telephone number, including area code)
      -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

271,532,488 shares of Common Stock of 50 cents par value, as of June 4, 2003.

                                      INDEX

                                                                                        Page
                                                                                       ------


Part I          Financial Information

   Item 1.      Financial Statements

                Consolidated Statements of Operations                                   1

                Consolidated Balance Sheets                                             2

                Consolidated Statements of Cash Flows                                   4

                Notes to the Unaudited Interim Consolidated Financial Statements        5

   Item 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                  14

   Item 3.      Quantitative and Qualitative Disclosures about Market Risk             22

   Item 4.      Controls and Procedures                                                22

Part II         Other Information

   Item 1.      Legal Proceedings                                                      23

   Item 6.      Exhibits and Reports on Form 8-K                                       23

Signature Page                                                                         24

Certifications                                                                         25

PART I - FINANCIAL INFORMATION

  Item 1 - Unaudited Financial Statements

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


($ in millions, except per share data)

                                                                         13 weeks ended
                                                                 -----------------------------
                                                                   April 26,       April 27,
                                                                     2003             2002
                                                                 --------------    -----------

       Retail sales, net                                            $ 7,493         $ 7,728
       Costs and expenses
          Cost of goods sold                                          5,167           5,375
          Selling, general and administrative expenses                2,125           2,096
          Other unallocated                                              (7)             10
          Net interest expense                                          104             102
          Acquisition amortization                                       10              10
                                                                 --------------    -----------
              Total costs and expenses                                7,399           7,593
                                                                 --------------    -----------
       Income before income taxes                                        94             135
       Income taxes                                                      33              49
                                                                 --------------    -----------
       Net income                                                     $  61            $ 86
       Less: preferred stock dividends                                    7               7
                                                                 --------------    -----------
       Net income applicable to common
          stockholders                                                $  54            $ 79
                                                                 ==============    ===========



       Earnings per share:
           Basic                                                      $0.20           $0.30
           Diluted                                                    $0.20           $0.29

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

 ($ in millions)                                                    Apr. 26,       Apr. 27,        Jan. 25,
                                                                       2003           2002            2003
                                                                 --------------  ------------  ---------------

       Assets
       Current assets
          Cash and short-term investments
               (including restricted balances of $87,
                $134 and $86)                                       $ 2,642        $ 2,274         $ 2,474

         Receivables (net of bad debt reserves
                of $17, $25 and $14)                                    718            785             705

         Merchandise inventory (net of LIFO
                reserves of $410, $393 and $403)                      5,086          4,902           4,945

         Prepaid expenses                                               268            229             229
                                                                 --------------  ------------  ---------------

              Total current assets                                    8,714          8,190           8,353

       Property and equipment (net of accumulated
         depreciation of $3,366, $3,464 and $3,253)                   4,820          4,921           4,901

       Goodwill                                                       2,306          2,320           2,304

       Intangible assets (net of accumulated
         amortization of $338, $273 and $322)                           479            516             494


       Other assets                                                   1,791          1,521           1,815

                                                                 --------------  ------------  ---------------

       Total Assets                                                $ 18,110       $ 17,468        $ 17,867
                                                                 ==============  ============  ===============

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.
                                      -2-

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

 ($ in millions except per share data)                              Apr. 26,       Apr. 27,        Jan. 25,
                                                                       2003           2002            2003
                                                                 --------------  ------------   --------------

       Liabilities and Stockholders' Equity
       Current liabilities
         Accounts payable and accrued expenses                       $3,304         $3,437          $3,791
         Short-term debt                                                 23             30              13

         Current maturities of long-term debt                           291            233             288
         Deferred taxes                                                 113             96              80
                                                                 --------------  ------------   --------------
              Total current liabilities                               3,731          3,796           4,172

       Long-term debt                                                 5,534          5,162           4,927

       Deferred taxes                                                 1,390          1,244           1,391

       Other liabilities                                                993          1,021           1,007
                                                                 --------------  ------------   --------------

              Total Liabilities                                      11,648         11,223          11,497

       Stockholders' equity
       Capital stock
         Preferred stock, no par value and stated value
           of $600 per share: authorized, 25 million shares;
           issued and outstanding, 0.5, 0.6 and 0.6 million
           shares of Series B ESOP convertible preferred               325             353             333

         Common stock, par value $0.50 per share:
          authorized, 1,250 million shares; issued and
          outstanding, 271, 267 and 269 million shares                3,479          3,398           3,423
                                                                 --------------  ------------   --------------

       Total capital stock                                            3,804          3,751           3,756
                                                                 --------------  ------------   --------------

       Reinvested earnings at beginning of year                       2,817          2,573           2,573

         Net income                                                      61             86             405
         Dividends declared                                             (34)           (33)           (161)
                                                                 --------------  ------------   --------------

       Reinvested earnings at end of period                           2,844          2,626           2,817


         Accumulated other comprehensive (loss)                        (186)          (132)           (203)
                                                                 --------------  ------------   --------------

             Total Stockholders' Equity                               6,462          6,245           6,370
                                                                 --------------  ------------   --------------

       Total Liabilities and Stockholders' Equity                   $18,110       $ 17,468        $ 17,867
                                                                 ==============  ============   ==============

     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

     ($ in millions)                                                                   13 weeks ended
                                                                             ---------------------------------------
                                                                                   Apr. 26,            Apr. 27,
                                                                                      2003                2002
                                                                             -----------------      ----------------
       Cash flows from operating activities:
       Net income                                                                     $ 61                $ 86
       Adjustments to reconcile net income to net cash
         from operating activities:
          Asset impairments, PVOL and other unit closing costs                           2                  21
          Depreciation and amortization, including intangible assets                   180                 163
          Net gains on sale of assets                                                  (21)                (10)
          Benefit plans expense                                                         26                   -
          Vesting of restricted stock awards                                            (1)                  1
          Deferred taxes                                                                32                  10
          Change in cash from:
             Receivables                                                               (35)                (87)
             Sale of drugstore receivables                                              50                   -
             Inventory                                                                (141)                 28
             Prepaid expenses and other assets                                          (7)                (21)
             Accounts payable                                                          (48)                275
             Current income taxes payable                                              (27)                  5
             Other liabilities                                                        (325)               (197)
                                                                             -----------------      ----------------
       Net cash from operating activities                                             (254)                274
                                                                             -----------------      ----------------

       Cash flows from investing activities:
       Capital expenditures                                                           (163)               (126)
       Proceeds from sale of assets                                                     23                  12
                                                                             -----------------      ----------------

       Net cash from investing activities                                             (140)               (114)
                                                                             -----------------      ----------------

       Cash flows from financing activities:
       Change in short-term debt                                                        10                  15
       Proceeds from equipment financing                                                 9                   -
       Net proceeds from issuance of long-term debt                                    586                   -
       Payment of long-term debt, including capital leases                              (8)               (706)

       Common stock issued, net                                                          7                   8

       Preferred stock redeemed                                                         (8)                (10)

       Dividends paid                                                                  (34)                (33)
                                                                             -----------------      ----------------
       Net cash from financing activities                                              562                (726)
                                                                             -----------------      ----------------
       Net increase/(decrease) in cash and short-term investments                      168                (566)
       Cash and short-term investments at beginning of year                          2,474               2,840
                                                                             -----------------      ----------------
       Cash and short-term investments at end of period                             $2,642              $2,274
                                                                             =================      ================

     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

Notes to the Unaudited Interim Consolidated Financial Statements

1)      Summary of Significant Accounting Policies
        ------------------------------------------

A description of significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 25, 2003 (the "2002 10-K"). The accompanying unaudited Interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2002 10-K.

The accompanying Interim Consolidated Financial Statements are unaudited but, in the opinion of management, include all material adjustments necessary for a fair presentation. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The January 25, 2003 financial information has been derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2002 10-K.

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

Holding Company
---------------

Effective January 27, 2002, J. C. Penney Company, Inc. changed its corporate structure to a holding company format. As part of this structure, J. C. Penney Company, Inc. changed its name to J. C. Penney Corporation, Inc. (JCP) and became a wholly owned subsidiary of a newly formed affiliated holding company (Holding Company). The Holding Company assumed the name J. C. Penney Company, Inc. The Holding Company has no direct subsidiaries other than JCP, nor does it have any independent assets or operations. All outstanding shares of common and preferred stock were automatically converted into the identical number and type of shares in the Holding Company. Stockholders' ownership interests in the business did not change as a result of the new structure. Shares of the Company remain publicly traded under the same symbol (JCP) on the New York Stock Exchange. The Holding Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Holding Company of certain of JCP's outstanding debt is full and unconditional. The Holding Company and its consolidated subsidiaries, including JCP, are collectively referred to in this quarterly report as "Company" or "JCPenney," unless indicated otherwise.

Stock-Based Compensation
------------------------

The Company has a stock-based compensation plan that provides for grants to associates of stock awards, stock appreciation rights or options to purchase the Company's common stock. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statement of operations for stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for fixed stock awards with pro rata vesting is recorded on a straight-line basis over the vesting period, which typically ranges from one to five years.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock options.

$ in millions, except EPS                                          13 weeks ended
                                                                -------------------
                                                           Apr. 26,           Apr. 27,
                                                              2003               2002
                                                         ---------------     -------------

Net income, as reported                                       $ 61               $ 86
Add:  Stock-based employee compensation
      expense included in reported net income, net of
      related tax effects                                        1                  1
Deduct:  Total stock-based employee compensation
      expense determined under fair value
      method for all stock options, net of related
      tax effects                                               (6)                (6)
                                                         ---------------     -------------

  Pro forma net income                                        $ 56               $ 81
                                                         ===============     =============

  Earnings per share:
      Basic--as reported                                     $0.20              $0.30
      Basic--pro forma                                       $0.18              $0.28

      Diluted--as reported                                   $0.20              $0.29
      Diluted--pro forma                                     $0.18              $0.27


Effect of New Accounting Standards
----------------------------------

The Company adopted Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration
Received from a Vendor," in the first quarter of 2003. This pronouncement requires that vendor allowances be treated as a reduction of inventory costs unless specifically identified as a reimbursement of costs to advertise the vendor's products or payment for other services. In addition, any vendor allowances received in excess of costs incurred should be treated as a reduction of inventory costs. The adoption of this pronouncement did not have a material impact on Eckerd segment results, but did impact a small portion of vendor allowances for Department Stores and Catalog and resulted in a reduction in the segment's operating profit of $5 million and net income of approximately $3 million for the first quarter of 2003.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." Disclosures related to this interpretation were effective for year-end 2002 reporting, and the accounting requirements are effective for guarantees entered into or modified after December 31, 2002, and require all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and the maximum possible loss to the Company under these guarantees and indemnifications to be disclosed. Current period disclosures related to guarantees are included in Note 10. Adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Costs - Transition and Disclosure." This statement amended SFAS No. 123 and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based employee compensation. As discussed previously, the Company accounts for stock-based compensation in accordance with APB 25 and adopted the disclosure-only alternative of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 effective for fiscal 2002.

On January 17, 2003, FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51," was issued. The primary objective of FIN 46 is to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provisions of FIN 46 are required to be applied to VIEs created or in which the Company obtains an interest after January 31, 2003. For VIE's in which the Company holds a variable interest that it acquired before February 1, 2003, the provisions of FIN 46 are effective for the third quarter of 2003. The Company does not expect the adoption of FIN 46 in the third quarter of 2003 to have a material impact on its financial position, results of operations or cash flows.


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

The computation of basic and diluted earnings per share follows:

(In millions, except per share data)                       13 weeks ended
                                                  ------------------------------
                                                     Apr. 26,         Apr. 27,
                                                        2003             2002
                                                  --------------   -------------
Earnings:
---------
Net income                                              $ 61             $ 86
Less: preferred dividends, net of tax                      7                7
                                                  --------------  --------------
Income applicable to
   common stockholders                                    54               79
Effect of dilutive securities:
   Interest on 5% convertible debt, net of tax             -                6
                                                  --------------   -------------

Income used for diluted EPS                             $ 54             $ 85
                                                  ==============   =============


Shares:
-------
Average shares outstanding (basic shares)                270              266
Effect of dilutive securities:
    Stock options and restricted stock units
                                                           3                3
    Assumed conversion of 5% debentures                    -               23
                                                  --------------  --------------
Average shares used for diluted EPS                      273              292
                                                  ==============   =============

Earnings per share:
-------------------
Basic                                                  $0.20            $0.30
Diluted                                                $0.20            $0.29


The following potential shares of common stock and their effects on income were excluded from the diluted EPS calculations because their effect would be anti-dilutive:

o Options to purchase 16.4 million and 9.0 million shares of common stock at exercise prices ranging from $19 to $71 and $22 to $71 were excluded for the first quarters of 2003 and 2002, respectively, because their exercise prices were greater than the average market prices.

o The $650 million aggregate principal amount of notes convertible into 22.8 million common shares were excluded for first quarter 2003.

o Preferred stock convertible into 10.8 million and 11.8 million common shares was issued and outstanding at April 26, 2003 and April 27, 2002, respectively, and was excluded from both periods shown.


3)  Cash and Restricted Short-Term Investment Balances
    ---------------------------------------------------

Restricted short-term investment balances of $87 million, $134 million and $86 million as of April 26, 2003, April 27, 2002 and January 25, 2003, respectively, were included in the total cash and short-term investment balances of $2,642 million, $2,274 million and $2,474 million for the same periods. Restricted balances are pledged as collateral for import letters of credit not included in the bank credit facility and for a portion of casualty insurance program liabilities. Cash and short-term investments on the consolidated balance sheet include $34 million, $7 million and $6 million of cash as of April 26, 2003, April 27, 2002 and January 25, 2003, respectively.


4)  Supplemental Cash Flow Information
    ----------------------------------

    ($ in millions)                                       13 weeks ended
                                                    ----------------------------
                                                     Apr. 26,         Apr. 27,
                                                        2003             2002
                                                   -------------    ------------
     Interest paid                                      $150            $ 166
     Interest received
                                                           7               12
     Income taxes paid                                    33               33

Non-cash transactions:
---------------------

o    The Company  issued 2.4 million shares of common stock in February 2003 and
     2.9 million shares of common stock in March 2002 to fund savings plan contributions of $47 million for 2002 and $58 million for 2001.

o The Company acquired $6 million of drugstore equipment utilizing capital leases in the first quarter of 2003.


5)  Eckerd Managed Care Receivables Securitization
    -----------------------------------------------

As disclosed in the 2002 10-K, JCP, through Eckerd, has received a total of approximately $250 million from the securitization of certain Eckerd managed care receivables. Of the total proceeds, $200 million was received in 2001, when a three-year revolving receivables purchase facility agreement was entered into with an unrelated entity. In February 2003, the agreement was amended to add two additional third party purchasers and additional Eckerd managed care receivables were securitized with approximately $50 million of cash proceeds received. Under the agreement Eckerd sells, on a continuous basis, substantially all of its managed care receivables to ECR Receivables, Inc. (ECR), a subsidiary of Eckerd. ECR then sells to the third party purchasers an undivided interest in all eligible receivables while retaining a subordinated interest in a portion of the receivables.

As of April 26, 2003, securitized managed care receivables totaled $306 million, of which the subordinated retained interest was $56 million. Losses and expenses related to receivables sold under this agreement for the first quarter of 2003 and 2002 were $2 million and $1 million, respectively, and are included in other unallocated in the accompanying consolidated statements of operations.

6) Goodwill and Other Intangible Assets
   ------------------------------------

Effective January 27, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption, the Company ceased amortization of goodwill and other indefinite-lived intangible assets, primarily the Eckerd trade name. These assets are now subject to an impairment test on an annual basis, or when there is reason to believe that their values have been diminished or impaired. Additionally, a transitional impairment test was required as of the adoption date. These tests are performed on each business of the Company where goodwill is recorded. The Company completed the annual impairment test on the Eckerd trade name and the goodwill impairment test in the fourth quarter of 2002 and there was no evidence of impairment.

The carrying amounts of goodwill were $2,306 million, $2,320 million and $2,304 million as of April 26, 2003, April 26, 2002 and January 25, 2003, respectively. The changes in carrying value are related to foreign currency translation adjustments. At April 26, 2003, the total carrying amount of goodwill consisted of $37 million for the Department Store and Catalog segment and $2,269 million for the Eckerd Drugstore segment. There were no impairment losses related to goodwill and intangible assets recorded during the first quarter of 2003 or 2002.

Intangible assets, all of which are included in the Eckerd Drugstores segment, consisted of the following:

 ($ in millions)                                    April 26,        April 27,        Jan. 25,
                                                        2003             2002            2003
                                                  --------------  ---------------    ------------
Amortizing intangible assets:
    Prescription files                                 $ 290            $ 263           $ 289
    Less accumulated amortization                        166              130             157
                                                  --------------  ---------------    ------------
    Prescription files, net                              124              133             132
                                                  --------------  ---------------    ------------

    Favorable lease rights                               205              204             205
    Less accumulated amortization                        172              143             165
                                                  --------------  ---------------    ------------
    Favorable lease rights, net                           33               61              40
                                                  --------------  ---------------    ------------

    Carrying amount of amortizing
        intangible assets                                157              194             172

Non-amortizing intangible assets
    Eckerd trade name                                    322              322             322

                                                  --------------  ---------------    ------------
Total intangible assets                                $ 479            $ 516           $ 494
                                                  ==============  ===============    ============


The net carrying  amount of intangible  assets  decreased $15 million due to $16
million  of  amortization   of  intangible   assets  offset  by  $1  million  of
prescription files acquired during the first quarter of 2003.

The following table provides amortization expense for the periods presented. Amortization expense related to major business acquisitions is reported as acquisition amortization on the consolidated statements of operations. The remaining amount of amortization expense is included in selling, general and administrative (SG&A) expenses.


($ in millions)                                          13 weeks ended
                                                  ---------------------------
                                                    April 26,        April 27,
                                                        2003             2002
                                                   -------------   -------------
Major business acquisitions(1)                          $ 10             $ 10
Other acquisitions                                         6                6
                                                   -------------   -------------
   Total for amortizing intangible assets               $ 16             $ 16
                                                   =============   =============

(1)Major business acquisitions include Eckerd Corporation acquired in early 1997, Lojas Renner S.A. acquired in January 1999 and Genovese Drug Stores, Inc. acquired in March 1999.

Amortization expense for the intangible assets reflected above is expected to be approximately (in millions) $66, $34, $26, $16 and $10 for fiscal years 2003, 2004, 2005, 2006 and 2007, respectively. Of these amounts, amortization related to major business acquisitions is expected to be approximately (in millions) $40, $9, $6 and $1 for fiscal years 2003, 2004, 2005 and 2006, respectively.


7)  Restructuring Reserves
    ----------------------

At April 26, 2003, the consolidated balance sheet included $104 million of remaining reserves that were established in connection with the Company's restructuring initiatives compared to $165 million at April 27, 2002 and $113 million at January 25, 2003. The remaining reserves are related primarily to future lease obligations for both department stores and drugstores that have closed.

Costs are being charged against the reserves as incurred. Reserves are periodically reviewed for adequacy and are adjusted as appropriate. Imputed interest expense and any other adjustments to the reserves are included in other unallocated. During the first quarter of 2003, cash payments related to the reserves were $10 million. The reserves were increased by approximately $1 million for imputed interest during the first quarter of 2003. Cash payments related to these reserves are expected to approximate $27 million for the balance of 2003, with most of the remainder to be paid out by the end of 2005.


8)  Issuance of $600 Million Debt
    -----------------------------

On February 28, 2003, JCP issued $600 million principal amount of 8.0% Notes Due 2010 ("Notes") priced at 99.342% of their principal amount to yield 8.125%.
J. C. Penney Company, Inc. is a co-obligor on the Notes. The Notes pay interest on March 1 and September 1 each year. The Notes are redeemable in whole or in part, at the Company's option at any time, at a redemption price equal to the greater of (i) 100% of the principal amount of such Notes or (ii) the sum of the present values of the remaining scheduled payments, discounted to the redemption date on a semi-annual basis at the "treasury yield" plus 50 basis points, together in either case with accrued interest to the date of redemption.

9)  Comprehensive Income and Accumulated Other Comprehensive (Loss)
    ---------------------------------------------------------------

Comprehensive Income /(Loss)

($ in millions)                                          13 weeks ended
                                                   -----------------------------
                                                     Apr. 26,         Apr. 27,
                                                        2003             2002
                                                       ---------       ---------

Net income                                              $ 61             $ 86
Other comprehensive income/(loss):
 Foreign currency translation adjustments                  8               (2)
 Net unrealized gains in real estate investment trusts     9                7
                                                       ---------       ---------
                                                          17                5
                                                       ---------       ---------
Total comprehensive income                             $  78             $ 91
                                                       =========       =========


Accumulated Other Comprehensive (Loss)/Income

($ in millions)                                            Apr. 26,         Apr. 27,     Jan. 25,
                                                              2003             2002         2003
                                                          ----------       ----------   ----------
Foreign currency translation adjustments                    $ (156)           $(102)       $(164)
Non-qualified plan minimum liability adjustment                (58)             (51)         (58)
Net unrealized gains in real estate investment trusts           28               21           19
                                                          ----------       ----------   ----------

Accumulated other comprehensive (loss)                      $ (186)           $(132)       $(203)
                                                          ==========       ==========   ==========

Net unrealized gains in real estate investment trusts are shown net of deferred taxes of $16 million, $12 million and $10 million as of April 26, 2003, April 27, 2002 and January 25, 2003, respectively. The non-qualified plan minimum liability is shown net of deferred tax asset of $39 million, $33 million and $39 million as of April 26, 2003, April 27, 2002 and January 25, 2003, respectively. A deferred tax asset has not been established for foreign currency translation adjustments due to the historical reinvestment of earnings in the foreign subsidiaries.


10)  Guarantees
     ----------

JCP had total guarantees of approximately $270 million at April 26, 2003, which are described in detail in the 2002 10-K. These guarantees include: $178 million potential remaining obligation for building and equipment leases entered into by third party operators of certain of the Company's store support centers (SSCs) upon termination of services for any reason; $43 million related to investments in one real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company's Direct Marketing Services business; and $29 million of lease guarantees on certain sold drugstores, $22 million of which is recorded in other liabilities.

11)  Other Unallocated
     -----------------

Other unallocated contains items that are related to corporate initiatives or activities, which are not allocated to an operating segment and consisted of the following:

($ in millions)                                              13 weeks ended
                                                        ------------------------
                                                         April 26,     April 27,
                                                             2003         2002
                                                        ------------------------

Asset impairments, PVOL and other unit closing costs          $ 15         $ 22
Gains from sale of real estate
                                                               (21)         (10)
Real estate operations
                                                                (4)          (6)
Eckerd receivables financing
                                                                 2            1
Third party fulfillment losses
                                                                 -            3
Other
                                                                 1            -
                                                             --------    -------
     Total                                                    $ (7)       $  10
                                                             ========    =======


The Company recorded charges of $15 million for the first quarter of 2003 for asset impairments, the present value of lease obligations (PVOL) and other unit closing costs. This charge was comprised of $12 million of accelerated depreciation for catalog facilities scheduled to close by the end of the second quarter of 2003 and $3 million related to the PVOL for closed stores. For the first quarter of 2002 these costs included $8 million of assets impairments on certain underperforming department stores, $10 million recorded for PVOL of stores scheduled to close and $4 million related to unit closings.

Real estate gains were recorded from the sale of facilities that are no longer used in Company operations.

Real estate operations consist primarily of operating income of the Company's real estate subsidiary.

Losses and expenses related to receivables sold as part of the Eckerd managed care receivables securitization are recorded in other unallocated. See Note 5 for more information about the securitization of Eckerd managed care receivables.

The Company incurred operating losses related to third party fulfillment operations that were discontinued in 2002.

12) Segment Reporting
    ------------------

Reportable segments are determined based on similar economic characteristics, the nature of products and services and the method of distribution. Performance of the segments is evaluated based on segment operating profit. Segment operating profit is LIFO gross margin less SG&A expenses. Segment assets include goodwill and other intangibles; however, segment operating profit does not include the amortization related to these assets. The Company operates in two business segments: Department Stores and Catalog (including Internet), and Eckerd Drugstores. Other unallocated is provided for purposes of reconciling to total Company amounts.

Business Segment Information
($ in millions)
                                                              Dept.
                                                             Stores &          Eckerd             Other            Total
                                                             Catalog         Drugstores        Unallocated        Company
-------------------------------------------------------------------------------------------------------------------------------
1st Quarter - 2003
Retail sales, net                                            $ 3,723           $ 3,770             $  -          $ 7,493
                                                        -----------------------------------------------------------------------

Segment operating profit                                          83               118                -              201

Net interest expense                                                                               (104)            (104)
Other unallocated                                                                                     7                7
Acquisition amortization                                                                            (10)             (10)
                                                                                                               --------------

Income before income taxes                                                                                            94
                                                                                                               --------------
Depreciation and amortization expense                             89                69               22              180
Total assets                                                 $11,282           $ 6,678            $ 150         $ 18,110

-----------------------------------------------------------------------------------------------------------------------------
1st  Quarter - 2002
Retail sales, net                                            $ 4,006           $ 3,722             $  -           $7,728

                                                        ---------------------------------------------------------------------

Segment operating profit                                         157               100                -              257

Net interest expense                                                                               (102)            (102)
Other unallocated                                                                                   (10)             (10)
Acquisition amortization                                                                            (10)             (10)
                                                                                                               --------------
Income before income taxes                                                                                           135
                                                                                                               --------------
Depreciation and amortization expense                             92                61               10              163
Total assets                                                $ 10,572           $ 6,712           $  184         $ 17,468

-------------------------------------------------------------------------------------------------------------------------------


13) Subsequent Event
    ----------------

On May 29, 2003, Standard & Poor's downgraded the Company's corporate credit, senior unsecured and secured bank loan ratings to BB+ from BBB-. This new rating is more in line with the Moody's and Fitch ratings.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Holding Company
----------------

Effective January 27, 2002, J. C. Penney Company, Inc. changed its corporate structure to a holding company format. As part of this structure, J. C. Penney Company, Inc. changed its name to J. C. Penney Corporation, Inc. (JCP) and became a wholly owned subsidiary of a newly formed affiliated holding company (Holding Company). The holding company assumed the name J. C. Penney Company, Inc. The Holding Company has no direct subsidiaries other than JCP, nor does it have any independent assets or operations. All outstanding shares of common and preferred stock were automatically converted into the identical number and type of shares in the Holding Company. Stockholders' ownership interests in the business did not change as a result of the new structure. Shares of the Company remain publicly traded under the same symbol (JCP) on the New York Stock Exchange. The Holding Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Holding Company of certain of JCP's outstanding debt is full and unconditional. The Holding Company and its consolidated subsidiaries, including JCP, are collectively referred to in this report as "Company" or "JCPenney," unless indicated otherwise.


Critical Accounting Policies
----------------------------

Management's discussion and analysis of its financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates estimates used, including those related to inventory valuation under the retail method; revenue recognition; valuation of long-lived and intangible assets, including goodwill; estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies; and pension accounting. Actual results may differ from these estimates under different assumptions or conditions. Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the 2002 10-K includes detailed descriptions of certain judgments that management makes in applying its accounting policies in these areas.

Consolidated Results of Operations

($ in millions except EPS)                          13 weeks ended
                                               -------------------------
                                                 Apr. 26,        Apr. 27,
                                                    2003            2002
                                                 ---------       ---------
Segment operating profit
     Department Stores and Catalog                  $ 83           $ 157
     Eckerd Drugstores                               118             100
                                                 ---------       ---------
Total segments                                       201             257
Other unallocated                                      7             (10)
Net interest expense                                (104)           (102)
Acquisition amortization                             (10)            (10)
                                                 ---------       ---------

Income before income taxes                            94             135
Income taxes                                         (33)            (49)
                                                 ---------       ---------
Net income                                          $ 61            $ 86
                                                 =========       =========

Earnings per share, diluted                       $ 0.20          $ 0.29
                                                 =========       =========

For the first quarter of 2003, the Company reported net income of $61 million, or $0.20 per share, compared to $86 million, or $0.29 per share for the comparable 2002 period. The decline in earnings is primarily the result of lower sales and higher SG&A expenses in Department Stores and Catalog, partially offset by gross margin improvement in both operating segments. Results in this year's first quarter were impacted by a challenging retail environment and world events. EPS for the first quarter of 2003 was reduced by $0.06 as a result of higher non-cash pension expense, as previously disclosed in the 2002 10-K.

Results of operations for the first quarter of 2003 included $21 million of pre-tax gains on the sale of several closed units, $12 million of accelerated depreciation for catalog facilities scheduled to close by the end of the second quarter of 2003 and $3 million of expenses related to the present value of lease obligations (PVOL) for closed stores. For the first quarter of 2002, results of operations included a $10 million pre-tax gain on the sale of a closed store and $22 million of asset impairments, PVOL and other unit closing costs in Other Unallocated. These charges and credits are not reflective of normal ongoing, operating performance. Management believes discussion of these items is important in assessing the quality of earnings and the level of sustainability and trends going forward. Items are discussed in Note 11 and in Other Unallocated on page 19.

Segment Operating Results

Department Stores and Catalog

($ in millions)                                         13 weeks ended
                                                 -------------------------
                                                 Apr. 26,        Apr. 27,
                                                    2003            2002
                                                 ---------       ---------

Retail sales, net                                $ 3,723         $ 4,006
                                                 ---------       ---------
FIFO/LIFO gross margin                             1,460           1,514
SG&A expenses                                     (1,377)         (1,357)
                                                 ---------       ---------
Segment operating profit                            $ 83           $ 157
                                                 =========       =========

Sales percent (decrease)/increase:
    Comparable stores(1)                           (4.9)%            7.9%
    Total department stores                        (6.3)%            5.1%
    Catalog                                       (11.1)%          (24.8)%

Ratios as a percent of sales:
    FIFO/LIFO gross margin                          39.2%           37.8%
    SG&A expenses                                   37.0%           33.9%
    Segment operating profit                         2.2%            3.9%

(1) Comparable store sales include sales from stores which have been open for 12 consecutive months. A store's sales become comparable on the first day of the 13th fiscal month.

Segment operating profit of $83 million for Department Stores and Catalog decreased 170 basis points to 2.2% of sales in this year's first quarter, from $157 million, or 3.9% of sales in the same period last year. Contributing to the decrease was a challenging retail environment compounded by comparing this year's results against a particularly strong first quarter last year which included the Company's very successful 100th Anniversary event. Gross margins continued to improve and SG&A expenses were well controlled although not leveraged against soft sales for the quarter.

Comparable department store sales decreased 4.9% compared to a strong 7.9% increase in last year's first quarter. Total department store sales for the quarter decreased 6.3%. Many seasonal apparel categories were soft and customer response to storewide events was weaker than last year's 100th Anniversary promotion. Divisions that experienced sales gains were Children's and Fine Jewelry. Other specific categories that performed well were fashion jewelry, window coverings and the expanded housewares department. Two new apparel lines, Bisou Bisou, the womens' contemporary sportswear, and Havanera, a Hispanic-influenced menswear brand, were launched in the first quarter and exceeded planned sales for the quarter.

Catalog sales decreased 11.1% compared to last year primarily as a result of softer customer demand and planned lower page counts and lower circulation. Total internet sales are reported as a component of catalog sales and are an integral part of the Company's three-channel retailing strategy. Including shipping and handling fees, internet sales increased approximately 30% to $115 million from $89 million last year.

As discussed in Note 1, the Company adopted EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," in the first quarter of 2003. The impact on the first quarter results was a decrease in segment operating profit of approximately $5 million.

Gross margin continued to improve, increasing 140 basis points to 39.2% of sales. This compares with a 180 basis point improvement in last year's first quarter. Improvement continues to be the result of better merchandise offerings and benefits from the centralized merchandising model. Benefits include larger order quantities, which contribute to lower costs, more timely selection of merchandise, better supplier involvement from planning stages through sale of the merchandise and more efficient delivery of merchandise to stores. Also contributing to the improvement in margins were substantially lower levels of catalog liquidation merchandise.

SG&A expenses increased 1.5% from last year's first quarter due primarily to higher planned advertising, transition costs for the new store support center
(SSC) distribution network and higher non-cash pension expense. Partially offsetting these expense increases were savings in store labor costs as a result of the transition to centralized checkouts in department stores (also referred to as customer service centers), progress toward the elimination of in-store receiving, catalog expense management and benefits from centralized management of store expenses. The new SSC network for department stores is an integral part of the Company's centralization efforts. By the end of the first quarter, 12 of the 13 planned SSCs were in operation, with the remaining SSC scheduled to be operational by the end of the second quarter of 2003. Once this new distribution network matures, the Company expects to see additional benefits from operational efficiencies and a consistently better flow of merchandise to individual stores.

As the Company continues executing its turnaround program for Department Stores and Catalog, steps have been taken to continue to improve the merchandise offerings and enhance systems to provide better inventory data and more visibility into merchandise selling patterns, centralize the buying and distribution process, present a more integrated and powerful marketing message and right-size the catalog operation. The successful execution of the turnaround and progress toward improving the profitability of Department Stores and Catalog is impacted by the customers' response to the merchandise offerings as well as competitive conditions, the effects of the current economic climate and consumer confidence.

Eckerd Drugstores

($ in millions)                                         13 weeks ended
                                                --------------------------------
                                                    Apr. 26,         Apr. 27,
                                                       2003             2002
                                                --------------------------------

Retail sales, net                                   $ 3,770          $ 3,722
                                                ---------------   --------------

FIFO gross margin                                       873              854
LIFO charge                                              (7)             (15)
                                                ---------------   --------------
LIFO gross margin                                       866              839
SG&A expenses                                          (748)            (739)
                                                ---------------   --------------
Segment operating profit                              $ 118            $ 100
                                                ===============   ==============

Sales percent (decrease)/increase:
     Comparable stores(1)                             (1.1)%             7.6%
     Total sales                                        1.3%             7.6%

Ratios as a percent of sales:
     FIFO gross margin                                 23.1%            23.0%
     LIFO gross margin                                 22.9%            22.5%
     SG&A expenses                                     19.8%            19.8%
     Segment operating profit                           3.1%             2.7%

(1) Comparable store sales include the sales from stores which have been open for at least one full year. Comparable store sales include the sales for relocated stores.

Eckerd's segment operating profit, while below expectations, increased 18% to $118 million in this year's first quarter from $100 million in the same period last year. As a percent of sales, operating profit increased 40 basis points from 2.7% to 3.1%. The increase is primarily from gross margin improvement.

Comparable store sales decreased 1.1% for the quarter, with pharmacy sales increasing 1.6% and general merchandise (front-end) sales decreasing 6.5% from last year. As a percent of total drugstore sales, pharmacy sales were 69.3% for the quarter versus 67.7% for the same period last year, an increase of 160 basis points. Sales to customers covered by third party programs such as managed care organizations, as well as government and private insurance, have continued to increase as a percent of total pharmacy sales. Third party pharmacy sales for the first quarter of 2003 increased 80 basis points to 93.0% of total pharmacy sales. Continued pharmacy sales growth is dependent on Eckerd's ability to attract and retain managed care customers. Total pharmacy sales were negatively impacted by approximately 450 basis points from a shift from branded drugs to lower priced generic drugs and other changes in branded drugs, such as Claritin being made available over the counter. Although the shift to more generic drugs negatively affects pharmacy sales, it typically improves margins. A challenging retail environment as well as competitor store openings and a soft tourist market impacted front-end sales. The strongest general merchandise categories were over-the-counter products, beverages and seasonal items.

LIFO gross margin for the quarter increased 40 basis points as a percent of sales compared to last year. Gross margin benefited primarily from a lower LIFO charge resulting from lower inflation for prescription drugs and over-the-counter products. Gross margin also benefited from the continued shift from branded prescriptions to generics and lower shrinkage.

As a percent of sales, SG&A expenses for the quarter increased 1.2% and were flat with last year as a percent of sales. Payroll savings were offset by increases in rent expense associated with new and relocated stores, as well as advertising and insurance expense. During the quarter, eight stores were relocated, 12 new stores opened and 115 stores were remodeled. By the end of the first quarter of 2003, about 60% of the stores were operating in the new store format. The new format stores are more efficient to operate and contribute to improved operating results.

Eckerd has entered the last year of its stated three-year turnaround program. Operating results in the first quarter were below original expectations and the weak sales environment is expected to impact the second quarter as well. As a result, management has pushed back its FIFO segment operating profit target of 4% to 4.5% of sales to 2004. Changes continue to be made to the Eckerd business model to improve the fundamentals of the business and the long-term competitive position in the industry. The Company is taking a number of steps to improve Eckerd's sales trends, including planning to open or relocate 250 stores in 2003 and in each of the next several years. In addition, Eckerd is making adjustments to its merchandise and marketing programs. The successful continuation of the Eckerd turnaround is dependent on Eckerd's ability to attract and retain customers through various marketing and merchandising programs, to secure suitable new drugstore locations at favorable lease terms, to continue the remodeling program for drugstores, to attract and retain qualified pharmacists, and to maintain favorable reimbursement rates from managed care organizations, governmental and other third-party payors.


Other Unallocated
-------------------

Other unallocated consists of real estate activities, investment transactions, and other items that are related to corporate initiatives or activities, which are not allocated to an operating segment but are included in total Company operating income. Other unallocated for the first quarter of 2003 was a net credit of $7 million, which consisted of $21 million of gains on the sale of closed units, $12 million of accelerated depreciation of catalog facilities scheduled to close, $3 million of expenses related to future rent for closed units, a $4 million credit for real estate operations, $2 million of expenses related to the Eckerd receivables financing, and $1 million of other expenses. First quarter 2002 results included $22 million of asset impairments on certain underperforming department stores, PVOL for stores scheduled to close and other unit closing activities, a $10 million gain on the sale of a closed store, $6 million of real estate operating activities, $1 million of expenses related to the Eckerd receivables financing and a $3 million loss from third party fulfillment activities.


Net Interest Expense
---------------------

Net interest expense for the first quarter was $2 million higher than the same period last year. The increase is related to lower returns on short-term investments, partially offset by lower interest expense from reduced average borrowing levels.


Acquisition Amortization
------------------------

The amortization of intangible assets with estimable useful lives related to major business acquisitions was $10 million for first quarter of both 2003 and 2002. Acquisition amortization is expected to be approximately $40 million for full year 2003.


Income Taxes
------------

The Company's effective income tax rate was 35.4% for the first quarter of 2003 compared with 36.5% for the same period last year. The improved rate is primarily due to increased utilization of state tax benefits.

Merchandise Inventories
------------------------

On April 26, 2003, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $5,496 million compared to $5,295 million at April 27, 2002 and $5,348 million at January 25, 2003. The 3.8% increase compared to last year's first quarter reflects higher inventories in Department Stores and Catalog.

Inventories on a FIFO basis for the Department Stores and Catalog segment totaled $3,189 million and $2,983 million at April 26, 2003 and April 27, 2002, respectively. Inventory levels were planned to be higher at the end of this year's first quarter because last year department stores had low levels of key basic and fashion merchandise. Because of sales shortfalls in this year's first quarter, inventories are slightly higher than planned.

Eckerd Drugstore inventories on a FIFO basis, at $2,307 million, were flat with the end of last year's first quarter. Eckerd continues to eliminate slow-moving merchandise, concentrating on being in stock on high-velocity items.

The current cost of consolidated inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $410 million at April 26, 2003, $393 million at April 27, 2002 and $403 million at January 25, 2003. The drugstore segment comprises the majority of the LIFO reserve and is predominantly the result of inflation on prescription inventories.


Liquidity and Capital Resources
-------------------------------

The Company's financial condition remains strong with approximately $2.6 billion in cash and short-term investments as of April 26, 2003, which represents approximately 43% of the total of the $5.8 billion of outstanding long-term debt plus the proceeds of $250 million from the securitization of Eckerd managed care receivables. Included in the total cash and short-term investment balance were restricted short-term investment balances of $87 million as of April 26, 2003, which are pledged as collateral for import letters of credit not included in the bank credit facility and for a portion of casualty program liabilities. Cash flow used in operating activities for the first quarter of 2003 was $254 million compared to cash flow generated from operating activities of $274 million in the comparable period of 2002. The decrease was due primarily to cash used to fund investments in inventory and pay operating liabilities.

The Company's liquidity position was further strengthened in February 2003 with the completion of two financing transactions. First, on February 3, 2003, the Company raised approximately $50 million by securitizing additional Eckerd managed care receivables (See Note 5). Second, on February 28, 2003, JCP issued $600 million principal amount of unsecured 8% Notes Due 2010 ("Notes") at an effective rate of 8.125% with the Holding Company as co-obligor (See Note 8). Additional liquidity strengths include the available $1.5 billion credit facility discussed in the 2002 10-K and significant unencumbered assets, primarily Eckerd inventory, which totaled $2,307 million at April 26, 2003, that could be used to secure additional short-term funding, if needed. No borrowings, other than the issuance of trade and stand-by letters of credit, which totaled $200 million as of the end of the first quarter of 2003, have been made under this credit facility. The Company was in compliance with all financial covenants of the credit facility at April 26, 2003.

For the remainder of 2003, management believes that cash flow generated from operations, combined with the short-term investment position, will be adequate to fund cash requirements for capital expenditures, working capital and dividend payments and, therefore, no external funding will be required. The payment of dividends is subject to approval by the Company's Board of Directors on a quarterly basis. At the present time, management does not expect to access the capital markets for any external financing for the remainder of 2003. However, the Company manages its financial position on a multi-year basis and may access the capital markets on an opportunistic basis. On May 29, 2003, Standard & Poor's (S&P) downgraded the Company's corporate credit, senior unsecured and secured bank loan ratings to BB+ from BBB-. This change brings the S&P rating more in line with the Moody's and Fitch ratings. This change is not expected to impact the Company's liquidity or financial position as the lower credit rating had already been incorporated into the long-term financing strategy.
                                      -20-


Management believes that the Company's financial position will continue to provide the financial flexibility to support its turnaround initiatives.

Operating cash flows may be impacted by many factors, including the competitive conditions in the retail industry, and the effects of the current economic conditions and consumer confidence. Based on the nature of the Company's businesses, management considers the above factors to be normal business risks.

Capital expenditures were $163 million the first quarter of 2003 compared with $126 million for the comparable 2002 period. This year's investments were primarily for new and relocated Eckerd drugstores and the continued remodeling of existing Eckerd drugstores, as well as investments to support the implementation of the SSC distribution network for department stores, department store modernizations and renewals and technology improvements. Management continues to expect total capital expenditures for the full year to be in the range of $900 million to $1.1 billion, about evenly split between department stores and Eckerd.

A quarterly dividend of $0.125 per share on the Company's outstanding common stock was paid on February 1, 2003 to stockholders of record on January 10, 2003.


Stock Option Accounting
-----------------------

As discussed in the 2002 10-K, the Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," which does not require expense recognition for stock options when the exercise price of an option equals, or exceeds, the fair market value of the common stock on the date of grant. Among other reasons, the Company follows APB 25 accounting because management believes that the impact of options is already factored into the earnings calculation through the dilutive effect of option shares.

The Financial Accounting Standards Board (FASB) is currently reviewing the rules governing stock option accounting and has made a tentative decision to require expense recognition of stock options in the statement of operations. The FASB intends to develop revised rules that would be effective for 2004. The Company will adopt any new rules required by the FASB when they are effective. As disclosed in the 2002 10-K, the annual impact of expensing stock options for the Company using current valuation models would be approximately five to seven cents per share. See Note 1 for the pro forma impact on the first quarters of 2003 and 2002.


Recently Issued Accounting Pronouncements
-----------------------------------------

Recently issued accounting pronouncements are discussed in Note 1 to the unaudited Interim Consolidated Financial Statements.


Pre-Approval of Auditor Services
---------------------------------

During the first quarter of 2003, the Audit Committee of the Company's Board of Directors approved estimated fees for the remainder of 2003 related to the performance of both audit and allowable non-audit services by the Company's external auditors, KPMG LLP.


Seasonality
-------------

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one-third of annual sales and comprise about 45% of the Company's annual profits. Accordingly, the results of operations for the 13 weeks ended April 26, 2003 are not necessarily indicative of the results for the entire year.

Item 3 - Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risks in the normal course of business due to changes in interest rates and currency exchange rates. The Company's market risks related to interest rates at April 26, 2003 are similar to those disclosed in the Company's 2002 10-K. For the 13 weeks ended April 26, 2003 the other comprehensive income on foreign currency translation was $8 million. Due to the relatively small size of foreign operations, management believes that its exposure to market risk associated with foreign currencies would not have a material impact on its financial condition or results of operations.


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


This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, and government activity. Investors should take such risks into account when making investment decisions.
                                      -22-

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Company has no material legal proceedings pending against it.


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following documents are filed as exhibits to this report:

          o 99(i) Certificate of Allen Questrom Pursuant to Section 906 of the Sarbanes-Oxley Act

          o 99(ii) Certificate of Robert B. Cavanaugh Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)      Reports on Form 8-K

          The Company filed the following report on Form 8-K during the period covered in this report:

          o    Current  Report on Form 8-K dated  March 3, 2003  (Item 5 - Other
               Events  and  Regulation  FD   Disclosure;   Item  7  -  Financial
               Statements and Exhibits)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        J. C. PENNEY COMPANY, INC.
                                        By   /s/ W. J. Alcorn
                                            -------------------
                                                 W. J. Alcorn
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)









Date: June 10, 2003

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

Date:  June 10, 2003.
                                            /s/ Allen Questrom
                                            --------------------------
                                            Allen Questrom
                                            Chairman and Chief Executive Officer
                                            J. C. Penney Company, Inc.

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


Date:  June 10, 2003.
                                            /s/ Robert B. Cavanaugh
                                            ----------------------------
                                            Robert B. Cavanaugh
                                            Executive Vice President and
                                            Chief Financial Officer
                                            J. C. Penney Company, Inc.