Form 10-Q
period 2003-07-26
J C PENNEY CO INC
filed 2003-09-08
CIK 1166126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(Mark One)

   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 26, 2003      Commission file number 1-15274

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

271,850,210 shares of Common Stock of 50 cents par value, as of September 3, 2003.

                                      INDEX

                                                                                                              Page
                                                                                                           ----------
                                                                                                           ----------
Part I               Financial Information
    Item 1.          Financial Statements
                     Consolidated Statements of Operations                                                     1
                     Consolidated Balance Sheets                                                               2
                     Consolidated Statements of Cash Flows                                                     4
                     Notes to the Unaudited Interim Consolidated Financial Statements                          5

    Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                                16
    Item 3.          Quantitative and Qualitative Disclosures about Market Risk                                25
    Item 4.          Controls and Procedures                                                                   25


Part II              Other Information
    Item 1.          Legal Proceedings                                                                         26
    Item 4.          Submission of Matters to a Vote of Security Holders                                       26
    Item 6.          Exhibits and Reports on Form 8-K                                                          27

Signature Page                                                                                                 28
                                       i

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements

                                                     J. C. Penney Company, Inc.
                                                Consolidated Statements of Operations
                                                             (Unaudited)

       ($ in millions, except per share data)                           13 weeks ended                  26 weeks ended
                                                                 -----------------------------  -------------------------------
                                                                   July 26,         July 27,      July 26,         July 27,
                                                                     2003             2002          2003             2002
                                                                 --------------    -----------  -------------   ---------------
                                                                                                -------------   ---------------

       Retail sales, net                                             $ 7,313        $ 7,198       $ 14,806          $ 14,926

       Costs and expenses
          Cost of goods sold                                           5,166          5,063         10,333            10,438
          Selling, general and administrative expenses                 2,042          2,040          4,167             4,136
          Other unallocated                                              (11)             5            (18)               15
          Net interest expense                                           108             92            212               194
          Acquisition amortization                                         8              7             18                17
                                                                 --------------    -----------  -------------   ---------------
                                                                 --------------    -----------  -------------   ---------------
              Total costs and expenses                                 7,313          7,207         14,712            14,800
                                                                 --------------    -----------  -------------   ---------------
       Income/(loss) before income taxes                                   0             (9)            94               126
       Income taxes                                                        0               3           (33)              (46)
                                                                 --------------    -----------  -------------   ---------------
                                                                                                -------------   ---------------
       Net income/(loss)                                                $  0          $  (6)         $  61              $ 80
       Less: preferred stock dividends                                    (6)             (7)          (13)              (14)
                                                                 --------------    -----------  -------------   ---------------
                                                                 --------------    -----------  -------------   ---------------
       Net (loss)/income applicable to common
          stockholders                                                 $  (6)       $                $  48              $ 66
                                                                                   (13)
                                                                 ==============    ===========  =============   ===============




       (Loss)/earnings per share:
           Basic                                                     $(0.02)        $ (0.05)         $0.18             $0.25
           Diluted                                                   $(0.02)        $ (0.05)         $0.18             $0.24



The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.


                                                J. C. Penney Company, Inc.
                                                Consolidated Balance Sheets
                                                        (Unaudited)

       ($ in millions)                                                    July 26,       July 27,        Jan. 25,
                                                                            2003           2002            2003
                                                                        --------------  ------------  ---------------

       Assets
       Current assets
         Cash and short-term investments
               (including restricted balances of $87,
                $121 and $86)                                              $ 2,631        $ 2,004         $ 2,474

         Receivables (net of bad debt reserves
                of $14, $15 and $14)                                           713            695             705

         Merchandise inventory (net of LIFO
                reserves of $421, $401 and $403)                             5,175          5,002           4,945

         Prepaid expenses                                                      128                            118
                                                                                              132
                                                                        --------------  ------------  ---------------

              Total current assets                                           8,647          7,833           8,242


       Property and equipment (net of accumulated
              depreciation of $3,336, $3,575 and $3,253)                     4,829          4,889           4,901


       Goodwill                                                              2,311          2,312           2,304


       Intangible assets (net of accumulated
              amortization of $352, $285 and $322)                             469            513             494


       Other assets                                                          1,803          1,532           1,815

                                                                        --------------  ------------  ---------------

       Total Assets                                                       $ 18,059       $ 17,079        $ 17,756
                                                                        ==============  ============  ===============

       The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.





                                                J. C. Penney Company, Inc.
                                               Consolidated Balance Sheets
                                                       (Unaudited)

       ($ in millions except per share data)                              July 26,       July 27,       Jan. 25,
                                                                            2003           2002            2003
                                                                        --------------  ------------  --------------

       Liabilities and Stockholders' Equity
       Current liabilities
         Accounts payable and accrued expenses                               $3,302         $3,370           $3680
         Short-term debt                                                         25             17              13

         Current maturities of long-term debt                                   642             14             288
         Deferred taxes                                                         112             88              80
                                                                        --------------  ------------  --------------
              Total current liabilities                                       4,081          3,489           4,061

       Long-term debt                                                         5,161          5,172           4,927

       Deferred taxes                                                         1,396          1,256           1,391

       Other liabilities                                                        979            999           1,007
                                                                        --------------  ------------  --------------

              Total Liabilities                                              11,617         10,916          11,386

       Stockholders' equity
       Capital stock
         Preferred stock, no par value and stated value
              of $600 per share: authorized, 25 million shares;
              issued and outstanding, 0.5, 0.6 and 0.6 million
              shares of Series B ESOP convertible preferred                     317                           333
                                                                                               345
         Common stock, par value $0.50 per share:
             authorized, 1,250 million shares; issued and
             outstanding, 272, 268 and 269 million shares                     3,486          3,409          3,423
                                                                        --------------  ------------  --------------
       Total capital stock                                                    3,803          3,754          3,756
                                                                        --------------  ------------  --------------

       Reinvested earnings at beginning of year                               2,817          2,573          2,573

         Net income                                                              61             80            405
         Dividends declared                                                     (80)           (80)          (161)
                                                                        --------------  ------------  --------------
       Reinvested earnings at end of period                                   2,798                         2,817
                                                                                             2,573

         Accumulated other comprehensive (loss)                                (159)          (164)          (203)
                                                                        --------------  ------------  --------------

             Total Stockholders' Equity                                       6,442          6,163          6,370
                                                                        --------------  ------------  --------------

       Total Liabilities and Stockholders' Equity                           $18,059       $ 17,079       $ 17,756
                                                                        ==============  ============  ==============

       The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                                      -3-



                                                J. C. Penney Company, Inc.
                                           Consolidated Statements of Cash Flows
                                                        (Unaudited)
       ($ in millions)                                                                   26 weeks ended
                                                                             ---------------------------------------
                                                                             ---------------------------------------
                                                                                 July 26,              July 27,
                                                                                   2003                  2002
                                                                             -----------------      ----------------
       Cash flows (used in)/provided by operating activities:
       Net income                                                               $  61                      $ 80
       Adjustments to reconcile net income to net cash
         from operating activities:
          Asset impairments, PVOL and other unit closing costs                     16                        28

          Depreciation and amortization, including intangible assets              355                       324

          Net gains on sale of assets                                             (51)                      (10)

          Benefit plans expense                                                    35                         4

          Vesting of restricted stock awards                                        3                         3

          Deferred taxes                                                           37                        14

          Change in cash from:
             Receivables                                                          (25)                        3
             Sale of drugstore receivables                                         44                         -

             Inventory                                                           (230)                      (72)

             Prepaid expenses and other assets                                     14                         1
             Accounts payable                                                      64                       302

             Current income taxes payable                                         (30)                      (19)

             Other liabilities                                                   (334)                     (228)
                                                                             -----------------      ----------------
       Net cash (used in)/provided by operating activities                        (41)                      430
                                                                             -----------------      ----------------

       Cash flows (used in)/provided by investing activities:
       Capital expenditures                                                      (352)                     (286)

       Proceeds from sale of assets                                                68                        18

                                                                             -----------------      ----------------

       Net cash (used in) investing activities                                   (284)                     (268)

                                                                             -----------------      ----------------

       Cash flows provided by/(used in) financing activities:
       Change in short-term debt                                                   12                         2

       Proceeds from equipment financing                                            9                         9

       Net proceeds from issuance of long-term debt                               586                         -

       Payment of long-term debt, including capital leases                        (42)                     (929)

       Common stock issued, net                                                    13                        18

       Preferred stock redeemed                                                   (16)                      (18)

       Dividends paid                                                             (80)                      (80)

                                                                             -----------------      ----------------
       Net cash provided by/(used in) financing activities                        482                      (998)
                                                                             -----------------      ----------------
       Net increase/(decrease) in cash and short-term investments                 157                      (836)

       Cash and short-term investments at beginning of year                     2,474                     2,840

                                                                             -----------------      ----------------
       Cash and short-term investments at end of period                       $ 2,631                   $ 2,004
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

Stock-Based Compensation
------------------------
The Company has a stock-based compensation plan for associates that provides for grants of stock awards, stock appreciation rights or options to purchase the Company's common stock. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB
25), "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statement of operations for stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for fixed stock awards with pro rata vesting is recorded on a straight-line basis over the vesting period, which typically ranges from one to five years.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to stock options.

  $ in millions, except EPS                                          13 weeks ended                   26 weeks ended
                                                              ----------------------------     ----------------------------
                                                               July 26,       July 27,          July 26,       July 27,
                                                                  2003           2002              2003           2002
                                                              ------------    ------------     ------------    -------------

  Net income/(loss) - as reported                                $   0         $   (6)           $   61         $   80

  Add:  Stock-based employee compensation
      expense included in reported net income, net of
      related tax effects                                            1              1                 2              2

  Deduct:  Total stock-based employee compensation
      expense determined under fair value
      method(1) for all awards, net of related
      tax effects                                                   (6)            (6)              (12)           (12)
                                                                 --------       --------         --------        ---------

  Pro forma net (loss)/income                                    $  (5)        $  (11)           $   51          $  70
                                                                 ========       ========         ========        =========


  (Loss)/earnings per share:
      Basic--as reported                                       $   (0.02)       $  (0.05)         $ 0.18          $ 0.25
      Basic--pro forma                                         $   (0.04)       $  (0.07)         $ 0.14          $ 0.21

      Diluted--as reported                                     $   (0.02)       $  (0.05)         $ 0.18          $ 0.24
      Diluted--pro forma                                       $   (0.04)       $  (0.07)         $ 0.14          $ 0.21

(1) The fair  value of each  option  grant for the  Company's  plans is  estimated  on the date of the grant using the Black-Scholes option pricing model.



Effect of New Accounting Standards
----------------------------------

The Company adopted Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration
Received from a Vendor," in the first quarter of 2003. This pronouncement requires that vendor allowances be treated as a reduction of inventory costs unless specifically identified as a reimbursement of costs to advertise the vendor's products or payment for other services. In addition, any vendor allowances received in excess of costs incurred should be treated as a reduction of inventory costs. The adoption of this pronouncement did not have a material impact on Eckerd segment results, but did impact a small portion of vendor allowances for Department Stores and Catalog and reduced the segment's operating profit by $1 million and $6 million for the second quarter and first half of 2003, respectively. The adoption resulted in lower net income for the Company of approximately $1 million for the second quarter and $4 million in the first half of 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." Disclosures related to this interpretation were effective for year-end 2002 reporting, and the accounting requirements are effective for guarantees entered into or modified after December 31, 2002, and require all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and the maximum possible loss to the Company under these guarantees and indemnifications to be disclosed. Current period disclosures related to guarantees are included in Note 10. Adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Costs - Transition and Disclosure." This statement amended SFAS 123 and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based employee compensation. As discussed previously, the Company accounts for stock-based compensation in accordance with APB 25 and adopted the disclosure-only alternative of SFAS 123. The Company adopted the disclosure provisions of SFAS 148 effective for fiscal 2002.

On January 17, 2003, FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51," was issued. The primary objective of FIN 46 is to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provisions of FIN 46 are required to be applied to VIEs created or in which the Company obtains an interest after January 31, 2003. For VIEs in which the Company holds a variable interest that it acquired before February 1, 2003, the provisions of FIN 46 are effective for the third quarter of 2003. The Company does not expect the adoption of FIN 46 in the third quarter of 2003 to have a material impact on its financial position, results of operations or cash flows.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards that require companies to classify certain financial instruments as liabilities that were previously classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and there was no second quarter impact on the Company's financial statements. The remaining provisions of SFAS 150 will be effective beginning in the third quarter of 2003, and the Company does not expect SFAS 150 to have a material impact on its consolidated financial position or operating results.

Additionally, in May 2003, the EITF reached consensus on Issue 01-8, "Determining Whether an Arrangement Contains a Lease." This pronouncement provides guidance in determining whether an arrangement contains a lease that is within the scope of SFAS 13, "Accounting for Leases." If the delivery of goods or services is dependent on the use of specified property, plant and equipment (property) and if the purchaser (lessee) has the right to operate or control the property while controlling or obtaining more than a minor amount of the output or other utility of the property, the arrangement may be required to be treated as a lease. This consensus should be applied to new or modified arrangements entered into in the first interim period after May 28, 2003, which would be the third quarter for the Company. The Company does not expect EITF 01-8 to have a material impact on its consolidated financial position or operating results.

2)  Earnings per Share
    ------------------

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

The computation of basic and diluted earnings per share follows:


(In millions, except per share data)                              13 weeks ended                 26 weeks ended
                                                             -------------------------      -------------------------
                                                             July 26,      July 27,         July 26,      July 27,
                                                                2003          2002             2003          2002
                                                             -----------  ------------      -----------   -----------
Earnings:
Net income/(loss)                                              $   0        $  (6)           $   61         $  80

Less: preferred dividends, net of tax                             (6)          (7)              (13)          (14)
                                                             -----------  ------------      -----------   -----------

(Loss)/income for basic and diluted EPS calculations           $  (6)       $  (13)          $   48         $  66
                                                             ===========  ============      ===========   ===========

Shares:
Average shares outstanding (basic shares)                        271            268             271           267
Effect of dilutive securities:
    Stock options and restricted stock units                       -            -                 2             3
                                                             -----------  ------------      -----------   -----------
Average shares used for diluted EPS                              271            268             273           270

                                                             ===========  ============      ===========   ===========
(Loss)/earnings per share:
Basic                                                        $  (0.02)    $   (0.05)        $   0.18      $   0.25
Diluted                                                      $  (0.02)    $   (0.05)        $   0.18      $   0.24


The following potential shares of common stock and their effects on income were excluded from the diluted EPS calculations because their effect would be anti-dilutive:

o Options to purchase 26 million and 23 million shares of common stock at exercise prices ranging from $9 to $71 were outstanding at July 26, 2003 and July 27, 2002, respectively, and were excluded from the quarter calculations. Options to purchase 17 million and 9 million shares of common stock at exercise prices ranging from $19 to $71 and $22 to $71 were excluded from the calculations for the first half of 2003 and 2002, respectively, because their exercise prices were higher than the average stock price.

o The $650 million aggregate principal amount of notes convertible into 22.8 million common shares at a price of $28.50 per share were excluded from all periods shown.

o Preferred stock convertible into 10.6 million and 11.5 million common shares was issued and outstanding at July 26, 2003 and July 27, 2002, respectively, and was excluded from all periods shown.

3)  Cash and Restricted Short-Term Investment Balances
    --------------------------------------------------

Restricted short-term investment balances of $87 million, $121 million and $86 million as of July 26, 2003, July 27, 2002 and January 25, 2003, respectively, were included in the total cash and short-term investment balances of $2,631 million, $2,004 million and $2,474 million for the same periods. Restricted balances are pledged as collateral for import letters of credit, which are not included in the bank credit facility, and for a portion of casualty insurance program liabilities. Cash and short-term investments on the consolidated balance sheet included $17 million, $5 million and $6 million of cash as of July 26, 2003, July 27, 2002 and January 25, 2003, respectively.


4)  Supplemental Cash Flow Information
    ----------------------------------

     ($ in millions)                               26 weeks ended
                                        -----------------------------------
                                         July 26, 2003       July 27, 2002
                                        -----------------    --------------
     Interest paid                           $196             $ 230
     Interest received                         14                23
     Income taxes paid                         37                43

Non-cash transactions:
----------------------

o    The Company  issued 2.4 million shares of common stock in February 2003 and
     2.9 million shares of common stock in March 2002 to fund savings plan contributions of $47 million for 2002 and $58 million for 2001.

o The Company acquired $16 million of drugstore equipment utilizing capital leases in the first six months of 2003.

o During the second quarter of 2002, the Company exchanged certain notes and debentures with a net carrying amount of $206 million for new notes recorded at a fair value of $205 million.


5)  Eckerd Managed Care Receivables Securitization
    ----------------------------------------------

As disclosed in the 2002 10-K, JCP, through Eckerd, has received a total of approximately $250 million from the securitization of certain Eckerd managed care receivables. Of the total proceeds, $200 million was received in 2001, when a revolving receivables purchase facility agreement was entered into with an unrelated entity. In February 2003, the agreement was amended to add two additional third party purchasers and additional Eckerd managed care receivables were securitized with approximately $50 million of cash proceeds received. Under the agreement Eckerd sells, on a continuous basis, substantially all of its managed care receivables to ECR Receivables, Inc. (ECR), a subsidiary of Eckerd. ECR then sells to the third party purchasers an undivided interest in all eligible receivables while retaining a subordinated interest in a portion of the receivables.

As of July 26, 2003, securitized managed care receivables totaled $291 million, of which the subordinated retained interest was $47 million, resulting in net securitized receivables of $244 million. Losses and expenses related to receivables sold under this agreement for the second quarter and first half of 2003 were $1 million and $3 million, respectively, and are included in other unallocated in the accompanying consolidated statements of operations. Losses and expenses for the second quarter and first half of 2002 were $1 million and $2 million, respectively.

6) Goodwill and Other Intangible Assets
   ------------------------------------

Effective January 27, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption, the Company ceased amortization of goodwill and other indefinite-lived intangible assets, primarily the Eckerdtrade name. These assets are now subject to an impairment test on an annual basis, or when there is reason to believe that their values have been diminished or impaired. These tests are performed on each business of the Company where goodwill is recorded. There were no impairment losses related to goodwill or intangible assets recorded during the first half of 2003 or 2002.

The carrying amounts of goodwill were $2,311 million, $2,312 million and $2,304 million as of July 26, 2003, July 26, 2002 and January 25, 2003, respectively. The changes in carrying value are related to foreign currency translation adjustments. At July 26, 2003, the total carrying amount of goodwill consisted of $42 million for the Department Store and Catalog segment and $2,269 million for the Eckerd Drugstore segment. Intangible assets, all of which are included in the Eckerd Drugstore segment, consisted of the following:

 ($ in millions)                                                 July 26,            July 27,            Jan. 25,
                                                                   2003                2002                2003
                                                              ----------------    ----------------    ---------------
Amortizing intangible assets:
    Prescription files                                               $ 294              $ 271              $ 289
    Less accumulated amortization                                      174                137                157
                                                              ----------------    ----------------    ---------------
    Prescription files, net                                            120                134                132
                                                              ----------------    ----------------    ---------------

    Favorable lease rights                                             205                205                205
    Less accumulated amortization                                      178                148                165
                                                              ----------------    ----------------    ---------------
    Favorable lease rights, net                                         27                 57                 40
                                                              ----------------    ----------------    ---------------

    Carrying amount of amortizing
        intangible assets                                              147                191                172

Non-amortizing intangible assets
    Eckerd trade name                                                  322                322                322

                                                              ----------------    ----------------    ---------------
Total intangible assets                                              $ 469              $ 513              $ 494
                                                              ================    ================    ===============


The net carrying amount of intangible assets decreased $25 million during the first half of 2003 due to $30 million of amortization of intangible assets partially offset by $5 million of prescription files acquired.

The following table provides amortization expense for the periods presented. Amortization expense related to major business acquisitions is reported as acquisition amortization on the consolidated statements of operations. The remaining amount of amortization expense is included in selling, general and administrative (SG&A) expenses.


($ in millions)                                           13 weeks ended                  26 weeks ended
                                                     --------------------------     ---------------------------
                                                      July 26,        July 27,         July 26,       July 27,
                                                        2003             2002             2003           2002
                                                     ----------    ------------     ------------    -----------
                                                                                    ------------    -----------
Major business acquisitions(1)                           $ 8             $ 7             $ 18           $ 17
Other acquisitions                                         6               5               12             11
                                                     ----------    ------------     ------------    -----------
   Total for amortizing intangible assets                $14            $ 12             $ 30           $ 28
                                                     ==========    ============     ============    ===========

(1) Major business  acquisitions include Eckerd Corporation acquired in early 1997, Lojas Renner S.A. acquired in January 1999 and Genovese Drug Stores, Inc. acquired in March 1999.


Amortization expense for the intangible assets reflected above is expected to be approximately (in millions) $66, $35, $26, $17 and $11 for fiscal years 2003, 2004, 2005, 2006 and 2007, respectively. Of these amounts, amortization related to major business acquisitions is expected to be approximately (in millions) $40, $9, $6 and $1 for fiscal years 2003, 2004, 2005 and 2006, respectively.

7)  Restructuring Reserves
    ----------------------

At July 26, 2003, the consolidated balance sheet included $97 million of remaining reserves that were established in connection with the Company's restructuring initiatives compared to $148 million at July 27, 2002 and $113 million at January 25, 2003. The remaining reserves are related to future lease obligations for both department stores and drugstores that have closed.

Costs are being charged against the reserves as incurred. Reserves are periodically reviewed for adequacy and are adjusted as appropriate. Imputed interest expense and any other adjustments to the reserves are included in other unallocated. During the first half of 2003, cash payments related to the reserves were $18 million. The reserves were increased by approximately $2 million for imputed interest and other adjustments during the first half of 2003. Cash payments related to these reserves are expected to approximate $11 million for the second half of 2003, with most of the remainder to be paid out by the end of 2005.


8)  Financing Transactions
    ----------------------
Issuance of $600 Million Debt

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

Payments of Sinking Fund Debt

On June 16, 2003, JCP retired $25 million of its 9.75% Debentures Due 2021 at par through a mandatory sinking fund payment of $12.5 million and an optional sinking fund payment of $12.5 million. During the quarter, JCP also purchased $4.1 million principal amount of its 8.25% Debentures Due 2022 for application to future mandatory sinking fund payments.

9)   Comprehensive    Income/(Loss)   and   Accumulated   Other    Comprehensive
     (Loss)/Income

Comprehensive Income /(Loss)

($ in millions)                                                                   13 weeks ended              26 weeks ended
                                                                            ---------------------------  -------------------------
                                                                             July 26,       July 27,      July 26,     July 27,
                                                                               2003           2002          2003         2002
                                                                            -----------    ------------  -----------  ------------
Net income/(loss)                                                              $ 0             $ (6)        $ 61           $ 80
Other comprehensive income/(loss):
    Foreign currency translation adjustments                                    18              (29)          26            (31)
    Net unrealized gains/(losses) in real estate investment trusts               9               (3)          18              4
                                                                            -----------    ------------  -----------  ------------
                                                                                27              (32)           44           (27)
                                                                            -----------    ------------  -----------  ------------
Total comprehensive income/(loss)                                             $ 27            $ (38)       $ 105           $ 53
                                                                            ===========    ============  ===========  ============



Accumulated Other Comprehensive (Loss)/Income

($ in millions)                                                      July 26,            July 27,         Jan. 25,
                                                                       2003                2002             2003
                                                                  ----------------    ---------------  ---------------
Foreign currency translation adjustments                               $ (138)             $(131)           $(164)
Non-qualified plan minimum liability adjustment                           (58)               (51)             (58)
Net unrealized gains in real estate investment trusts                      37                 18               19
                                                                  ----------------    ---------------  ---------------
Accumulated other comprehensive (loss)                                 $ (159)             $(164)           $(203)
                                                                  ================    ===============  ===============

Net unrealized gains in real estate investment trusts are shown net of deferred taxes of $20 million, $10 million and $10 million as of July 26, 2003, July 27, 2002 and January 25, 2003, respectively. The non-qualified plan minimum liability is shown net of deferred tax asset of $39 million, $33 million and $39 million as of July 26, 2003, July 27, 2002 and January 25, 2003, respectively. A deferred tax asset has not been established for foreign currency translation adjustments due to the historical reinvestment of earnings in the foreign subsidiaries.


10)  Guarantees
     ----------

JCP had guarantees, which are described in detail in the 2002 10-K, totaling $264 million at July 26, 2003. These guarantees include: $172 million potential remaining obligation for building and equipment leases entered into by third party operators of certain of the Company's store support centers (SSCs) upon termination of services for any reason; $43 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company's Direct Marketing Services business; and $29 million of lease guarantees on certain sold drugstores, $22 million of which is recorded in other liabilities.

11)  Other Unallocated
     -----------------
Other unallocated consists of real estate activities, investment transactions and other items related to corporate initiatives or activities, which are not allocated to an operating segment but are included in total Company operating results.

($ in millions)                                                       13 weeks ended                  26 weeks ended
                                                               -----------------------------   ------------------------------
                                                               July 26,          July 27,         July 26,          July 27,
                                                                  2003              2002             2003              2002
                                                               --------------  -------------   ------------- ----------------
Asset impairments, PVOL and other unit closing costs              $ 24               $ 8             $ 39              $ 30

Gains from sale of real estate                                     (30)                -              (51)              (10)

Real estate operations                                              (6)               (9)             (10)              (15)

Third party fulfillment losses and other                             1                 6                4                10
                                                               --------------  -------------   ------------- ----------------
     Total                                                       $ (11)              $ 5            $ (18)            $  15
                                                               ==============  =============   ============= ================



The Company recorded charges of $24 million for the second quarter of 2003 for asset impairments, the present value of lease obligations (PVOL) and other unit closing costs. These charges were comprised of $10 million of accelerated depreciation for catalog facilities closed in second quarter of 2003, $9 million of asset impairments and $5 million related primarily to remaining lease obligations for closed units. For the second quarter of 2002 these costs included $9 million of asset impairments offset by a net credit adjustment of $1 million primarily related to remaining lease obligations for closed units. Asset impairments, PVOL and other unit closing for the first half of 2003 included $22 million of accelerated depreciation for catalog facilities closed in the second quarter of 2003, $9 million of asset impairments and $8 million of expenses related primarily to remaining lease obligations for closed units. Charges for the first half of 2002 consisted of $17 million of asset impairments and $13 million related to remaining lease obligations and other costs for closed units.

Real estate gains were recorded from the sale of facilities that were no longer being used in Company operations.

Real estate operations consist primarily of operating income of the Company's real estate subsidiary.

Third party fulfillment losses and other consists of operating losses related to third party fulfillment operations that were discontinued in 2002, losses and expenses related to receivables sold as part of the Eckerd managed care receivables securitization (see Note 5) and other corporate costs.

12) Segment Reporting
    ------------------
Reportable segments are determined based on similar economic characteristics, the nature of products and services and the method of distribution. Performance of the segments is evaluated based on segment operating profit. Segment operating profit is LIFO gross margin less SG&A expenses. Segment assets include goodwill and intangible assets; however, segment operating profit does not include the amortization of intangible assets related to major business acquisitions. The Company operates in two business segments: Department Stores and Catalog (including internet), and Eckerd Drugstores. Other unallocated is provided for purposes of reconciling to total Company amounts.

Business Segment Information
($ in millions)
                                                           Dept. Stores        Eckerd             Other            Total
                                                            & Catalog        Drugstores        Unallocated        Company
-------------------------------------------------------------------------------------------------------------------------------
2nd Quarter - 2003
Retail sales, net                                            $ 3,658           $ 3,655            $  -           $ 7,313

                                                        -----------------------------------------------------------------------
Segment operating profit                                          51                54               -               105

Net interest expense                                                                              (108)             (108)
Other unallocated                                                                                   11                11
Acquisition amortization                                                                            (8)              (8)
                                                                                                             ------------------
Income before income taxes                                                                                             0
                                                                                                             ------------------
Depreciation and amortization expense                             88                69              18               175
-------------------------------------------------------------------------------------------------------------------------------
1st Half - 2003
Retail sales, net                                            $ 7,381           $ 7,425                          $ 14,806
                                                        -----------------------------------------------------------------------
Segment operating profit                                         134               172                               306

Net interest expense                                                                              (212)             (212)
Other unallocated
                                                                                                    18                18
Acquisition amortization
                                                                                                   (18)              (18)
                                                                                                             ------------------
Income before income taxes                                                                                            94
                                                                                                             ------------------
Depreciation and amortization expense                            177               138              40               355
Total assets                                                $ 11,072           $ 6,813           $ 174          $ 18,059
===============================================================================================================================
2nd Quarter - 2002
Retail sales, net                                            $ 3,623           $ 3,575           $   -            $7,198
                                                        -----------------------------------------------------------------------

Segment operating profit                                          22                73               -                95

Net interest expense                                                                               (92)              (92)
Other unallocated                                                                                                     (5)
                                                                                                    (5)
Acquisition amortization                                                                            (7)               (7)
                                                                                                             ------------------
(Loss) before income taxes
                                                                                                                      (9)
                                                                                                             ------------------
Depreciation and amortization expense                             94                60               7               161

-------------------------------------------------------------------------------------------------------------------------------
1st Half - 2002
Retail sales, net                                            $ 7,629           $ 7,297            $  -           $14,926
Segment operating profit                                         179               173               -               352

Net interest expense                                                                              (194)             (194)

Other unallocated                                                                                  (15)              (15)

Acquisition amortization                                                                           (17)              (17)

                                                                                                             ------------------
Income before income taxes                                                                                           126
                                                                                                             ------------------
Depreciation and amortization expense                            186               121              17               324
Total assets                                                $ 10,305           $ 6,628          $  146          $ 17,079
===============================================================================================================================

13)  Subsequent Events
     ------------------

On August 15, 2003, bondholders exercised their option to redeem approximately $117 million of $119 million 6.9% Debentures Due 2026. On the same date, JCP retired $37.5 million of its 8.25% Debentures Due 2022 at par, through the mandatory sinking fund payment of $12.5 million and available optional sinking fund payments totaling $25 million. Also in August 2003, JCP purchased approximately $12.8 million of the 8.25% Sinking Fund Debentures Due 2022. These purchases, together with the $4.1 million purchases in the second quarter of 2003, will be applied to unspecified future mandatory sinking fund payments.

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

Consolidated Results of Operations
($ in millions except EPS)                                          13 weeks ended                        26 weeks ended
                                                             ------------------------------       --------------------------------
                                                               July 26,        July 27,             July 26,         July 27,
                                                                 2003            2002                 2003             2002
                                                             -------------- ---------------       -------------- -----------------
     Department Stores and Catalog                                 $ 51           $ 22                $ 134             $ 179
     Eckerd Drugstores                                               54             73                  172               173
                                                             -------------- ---------------       -------------- -----------------
Total segments                                                      105             95                  306               352
Other unallocated                                                    11             (5)                  18               (15)
Net interest expense                                               (108)           (92)                (212)             (194)
Acquisition amortization                                             (8)            (7)                 (18)              (17)
                                                             -------------- ---------------       -------------- -----------------
Income before income taxes                                            0             (9)                  94               126
Income taxes                                                          0              3                  (33)              (46)
                                                             -------------- ---------------       -------------- -----------------
Net income                                                         $  0          $  (6)                $ 61              $ 80
                                                             ============== ===============       ============== =================
Earnings per share, diluted                                     $ (0.02)       $ (0.05)              $ 0.18            $ 0.24
                                                             ============== ===============       ============== =================

For the second quarter of 2003, the Company reported net income of zero, or a loss of $0.02 per share (due to preferred stock dividends, net of tax), compared to a loss of $6 million, or $0.05 per share for the comparable 2002 period. Results reflect good sales growth and expense control in Department Stores and Catalog, including internet, which offset the lower sales and profit results for Eckerd. For the first half of 2003, the Company reported $61 million, or $0.18 per share, compared to $80 million, or $0.24 per share for the comparable 2002 period. The decline in year-to-date earnings was primarily the result of soft sales in the first quarter for Department Stores and Catalog and higher planned SG&A expenses, partially offset by gross margin improvement in both operating segments in the first quarter of 2003. As previously disclosed in the 2002 10-K, the second quarter and first half of 2003 were negatively impacted as a result of higher incremental non-cash pension expense.

Also affecting the quarter's results were certain items that are recorded in other unallocated. These items included $30 million of pre-tax real estate gains on the sale of closed department store facilities, partially offset by $10 million of accelerated depreciation for catalog facilities closed in second quarter of 2003, $9 million of asset impairments and $5 million of expenses related primarily to the present value of lease obligations (PVOL) for closed units. Results of operations for the second quarter of 2002 included $8 million of asset impairments, PVOL and other unit closing costs also recorded in other unallocated.

For the first half of 2003, the results of operations included $51 million of pre-tax gains on the sale of several closed units, $22 million of accelerated depreciation for catalog facilities closed in the second quarter of 2003, $9 million of asset impairments and $8 million of expenses related primarily to the PVOL for closed units. For the first half of 2002, results of operations included a $10 million pre-tax gain on the sale of a closed unit and $30 million of asset impairments, PVOL and other unit closing costs in other unallocated. Items are discussed in other unallocated on page 21 and in Note 11.

Segment Operating Results
Department Stores and Catalog
($ in millions)                                      13 weeks ended                      26 weeks ended
                                               ----------------------------
                                                                                  ------------------------------
                                               July 26,        July 27,             July 26,         July 27,
                                                 2003            2002                 2003             2002
                                             -------------   --------------       --------------    ------------

Retail sales, net                                 3,658      $     3,623          $     7,381       $   7,629
                                             -------------   --------------       --------------    ------------
FIFO/LIFO gross margin                            1,314            1,307                2,774           2,821
SG&A expenses                                    (1,263)          (1,285)              (2,640)         (2,642)
                                             -------------   --------------       --------------    ------------
Segment operating profit                          $  51           $   22              $   134         $   179
                                              =============   ==============       ==============    ============

Sales percent increase/(decrease):
    Comparable stores(1)                           2.1%           (2.4)%               (1.6)%           2.5%
    Total department stores                        0.5%           (2.7)%               (3.0)%           1.2%
    Catalog                                        3.9%           (21.4)%              (4.3)%         (23.3)%

Ratios as a percent of sales:
    FIFO/LIFO gross margin                        35.9%            36.1%                37.6%          37.0%
    SG&A expenses                                 34.5%            35.5%                35.8%          34.6%
    Segment operating profit                       1.4%             0.6%                 1.8%           2.4%

(1)      Comparable  store  sales  include  sales from stores  which have been open for 12  consecutive  months.  A store's sales become comparable on the first day of the 13th fiscal month.


Segment operating profit for Department Stores and Catalog in this year's second quarter more than doubled to $51 million compared to $22 million last year, and represented an increase of 80 basis points as a percent of sales. Comparable store sales gains, improved catalog performance and good control of SG&A expenses led to the improvement.

Comparable department store sales increased 2.1% in the second quarter. Total department store sales increased 0.5%. All merchandise divisions generated comparable store sales gains for the quarter, with the best performance in Children's, Young Men's and Family Footwear. In addition, both fine jewelry and fashion jewelry performed well compared to last year. The Home division also continued to have good results, led by window coverings and the expanded housewares department. During the quarter, the new women's accessory and fashion jewelry concept was rolled out to about 550 stores and fine jewelry was expanded in 200 stores. The transition was well executed and customer response has been better than planned.

Catalog sales increased 3.9% for the quarter compared to last year and represented the first quarterly increase since the second quarter of 2000. Sales reflected an improving print business, both in the Big Books and specialty catalogs, as well as an increase in internet sales. Total internet sales, which are reported as a component of catalog sales and are an integral part of the Company's three-channel retailing strategy, increased more than 60% to $112 million.

As discussed in Note 1, the Company adopted EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," in the first quarter of 2003. This change resulted in a decrease in segment operating profit of approximately $1 million in the second quarter and $6 million in the first half.

Gross margin declined 20 basis points as a percent of sales in this year's second quarter as a result of a more aggressive clearance strategy. This compared to last year when low inventory levels and light clearance activity generated a strong 290 basis point improvement in the second quarter.

SG&A expenses for the quarter improved 100 basis points as a percent of sales and were $22 million below last year's level. This improvement was primarily the result of salary savings from centralized checkouts (also referred to as customer service centers), the elimination of in-store receiving and lower expenses in Catalog that more than offset transition costs to the new store distribution network and higher non-cash pension expenses. The new Store Support Center (SSC) network for department stores, an integral part of the Company's centralization efforts, was fully operational by the end of the second quarter. All stores are now being served by one of the 13 SSCs. Once this distribution network matures, the Company expects to see additional benefits from operational efficiencies and a consistently better flow of merchandise to individual stores. The transition to a centralized distribution network has gone according to plan without any significant issues. The last major piece of the centralized model is allocation and distribution technology. These systems are expected to be in place by the end of 2003 and should begin to provide benefits in the latter part of 2004.

Segment operating profit for the first half of 2003 was $45 million lower than last year, or 60 basis points as a percent of sales, principally as a result of a weak first quarter. Comparable store sales declined 1.6% and catalog declined 4.3%. Gross margin improved 60 basis points as a percent of sales, but due to first quarter sales declines, gross margin dollars were $47 million lower than last year. The gross margin ratio improved as a result of better merchandise offerings and benefits from the centralized merchandising model, offset to a large extent by the Company's aggressive clearance strategies toward the end of the half. SG&A dollars were well controlled and flat with last year; however, as a percent of sales, expenses were higher than last year by 120 basis points. SG&A expenses levels reflect planned increases in advertising, transition costs for the SSC distribution network and higher non-cash pension expense. Offsetting these increases were savings in store labor costs as a result of the transition to centralized checkouts in department stores, catalog expense management and benefits from centralized management of store expenses.

As the Company continues executing its turnaround strategy for Department Stores and Catalog, steps have been taken to continue to improve the merchandise offerings, present a more integrated and powerful marketing message and lower expenses. For the second half of the year, management is expecting Department Stores and Catalog to generate improvements in sales and profit. Sales trends in August 2003, driven by Back-to-School and Fall transition merchandise, have been positive. The retail environment is showing signs of improvement, including the positive impact of the tax package and tax rebates on customer spending levels. Department stores are up against 3.9% comparable store sales gains in last year's third quarter, with a 13.7% increase in October, as a result of the Company's successful 100th Anniversary promotion. The catalog sales plan reflects fewer promotions in the third quarter compared to last year. Department Stores and Catalog segment operating profit is planned higher than last year in both the third and fourth quarters, reflecting improvements in merchandise assortments, marketing, store environment and overall execution. The Company recently began a cost savings initiative with a goal of reducing the expense structure for the entire segment by $200 million over the next 18 months to two years. The successful execution of the turnaround and progress toward improving the profitability of Department Stores and Catalog is impacted by customers' response to the merchandise offerings, competitive conditions, the effects of the current economic climate and the reduction of the Company's expense structure.
                                      -19-

Eckerd Drugstores
-----------------

($ in millions)                                13 weeks ended                   26 weeks ended
                                         ---------------------------    -------------------------------
                                          July 26,       July 27,         July 26,         July 27,
                                            2003          2002              2003             2002
                                         ------------ --------------    -------------    --------------

Retail sales, net                            3,655          3,575       $    7,425            7,297
                                         ------------ --------------    -------------    --------------
FIFO gross margin                              844            837            1,717            1,691
LIFO charge                                    (11)           (9)              (18)             (24)
                                         ------------ --------------    -------------    --------------
LIFO gross margin                              833            828            1,699            1,667

SG&A expenses                                 (779)          (755)          (1,527)          (1,494)
                                         ------------ --------------    -------------    --------------
Segment operating profit                        54             73       $      172              173
                                         ============ ==============    =============    ==============
Sales percent (decrease)/increase:
    Comparable stores(1)                    (0.8)%           6.1%           (1.0)%              6.9%
    Total sales                               2.3%           6.5%             1.8%              7.1%

Ratios as a percent of sales:
    FIFO gross margin                        23.1%          23.4%            23.2%             23.2%
    LIFO gross margin                        22.8%          23.2%            22.9%             22.9%
    SG&A expenses                            21.3%          21.1%            20.6%             20.5%
    Segment operating profit                  1.5%           2.1%             2.3%              2.4%

(1)      Comparable  store  sales  include  the sales from  stores  that have been open for at least one full year.
      Comparable store sales include the sales for relocated stores.


Eckerd's segment operating profit was $54 million in this year's second quarter compared to $73 million last year, a decrease of 26%. As a percent of sales, operating profit declined 60 basis points from 2.1% to 1.5%. The decrease resulted from a combination of lower gross margin and higher SG&A expense ratios.

Total sales increased 2.3%, while comparable store sales decreased 0.8% for the quarter, with pharmacy sales increasing 1.7% and general merchandise (front-end) sales decreasing 6.0% from last year. As a percent of total drugstore sales, pharmacy sales were 70.0% for the quarter, an increase of 150 basis points. Sales to customers covered by third party programs such as managed care organizations, as well as government and private insurance, have continued to increase as a percent of total pharmacy sales. Third party pharmacy sales for the second quarter of 2003 increased 60 basis points to 93.2% of total pharmacy sales. Total pharmacy sales were negatively impacted by approximately 430 basis points from a shift from branded drugs to lower priced generic drugs and other changes in branded drugs, such as Claritin being made available over the counter. Competitor store openings, particularly in Florida and South Texas, coupled with execution issues, impacted sales trends. These execution issues are being addressed through merchandise and marketing changes, as well as a more competitive store opening program. The best performing front-end categories for the quarter were seasonal items and over-the-counter medications, while photo and cigarette sales declined significantly.

LIFO gross margin for the quarter decreased 40 basis points as a percent of sales compared to last year, while gross margin dollars were basically flat. The decline was principally from a shift in the mix of sales to lower margin merchandise.

SG&A expenses for the quarter increased 3.2% and were 20 basis points higher than last year as a percent of sales. The increase was related principally to higher rent and depreciation expense associated with new, relocated and remodeled stores, increased advertising and higher general liability and workers' compensation insurance costs. During the quarter, 10 stores were relocated, 22 new stores opened and 135 stores were remodeled.

Segment operating profit dollars for the first half of 2003 were flat with last year, and declined 10 basis points as a percent of sales. Comparable store sales were down 1.0%, while total sales were up 1.8%. Gross margin dollars were up $32 million compared to last year, and as a percent to sales were flat with last year.

SG&A expenses were up $33 million, principally as a result of higher rent and depreciation expenses from the new, relocated and remodeled stores, increased advertising and higher general liability and workers' compensation insurance costs. As a percent of sales, SG&A expenses were 10 basis points higher than last year.

Eckerd is in the third year of its turnaround initiative. Operating results in the second quarter, as well as the first half, were below original expectations, and the Company expects a difficult second half. For the third quarter, the Company anticipates a slight increase in comparable store sales, with a low single digit increase in pharmacy and a decline in front-end sales. Certain changes are being made to improve operating results, as discussed below. Management recognizes that it will take time for these changes to impact sales and profit trends. Consequently, third quarter FIFO operating profit dollars are expected to be about 30% below last year. Fourth quarter operating profit dollars are expected to be about equal to last year. This reflects the impact of this year's fifty-third week as well as some of the early benefits from current initiatives. Eckerd's full year FIFO operating profit margin is expected to be in the range of 2.5% to 3.0% of sales.

As communicated in the first quarter of 2003, the FIFO operating profit target remains at 4% to 4.5% of sales, but is expected to take longer to achieve. Changes continue to be made to the Eckerd business model to improve the fundamentals of the business and the long-term competitive position in the industry. For the year, the Company plans to open or relocate 250 stores, including about 30 stores that had soft openings in late January 2003. In addition to a more aggressive store opening and relocation plan, management is taking a number of steps to improve Eckerd's sales trends, with a focus on pricing, service and being in stock on merchandise that customers want. These steps include optimizing pricing through a newly implemented program to better monitor and adjust pricing across the store to achieve and maintain parity with drugstore competition, expanding print and radio marketing, the rollout of the new supply chain management system (Quantum Leap), focusing on speed of service and the Courtesy Refill program in pharmacy and introducing a new front-end sales and procurement team to improve overall execution in all areas of the front end, including assortments, presentation and pricing. The successful continuation of the Eckerd turnaround is dependent on Eckerd's ability to attract and retain customers through various marketing and merchandising programs, to secure suitable new drugstore locations at favorable lease terms, to attract and retain qualified pharmacists, and to maintain favorable reimbursement rates from managed care organizations, governmental and other third-party payors.

Other Unallocated
------------------

Other unallocated consists of real estate activities, investment transactions, and other items that are related to corporate initiatives or activities, which are not allocated to an operating segment but are included in total Company operating results. Other unallocated for the second quarter of 2003 was a net credit of $11 million, which consisted of $30 million of real estate gains on the sale of closed department store facilities, $10 million of accelerated depreciation of catalog facilities closed in second quarter of 2003, $9 million of asset impairments, $5 million related primarily to remaining lease obligations for closed units, a $6 million credit for operating income from real estate activities and $1 million of other costs. Other unallocated for the second quarter of 2002 was a net expense of $5 million, which included $8 million of asset impairments on certain underperforming department stores, remaining lease obligations for stores scheduled to close and other unit closing activities, $9 million of real estate operating activities and a $6 million loss from third party fulfillment and other corporate activities.

For the first half of 2003, other unallocated was a net credit of $18 million, which included $51 million of gains on the sale of closed units, $22 million of accelerated depreciation primarily related to the closing of certain catalog facilities, $9 million of asset impairments, $8 million of expenses related primarily to remaining lease obligations for closed units, a $10 million credit for real estate operations and $4 million of other expenses. Other unallocated for the first half of 2002 was a net expense of $15 million and included $30 million of asset impairments on certain underperforming department stores, remaining lease obligations for stores scheduled to close and other unit closing activities, a $10 million gain on the sale of a closed store, $15 million of real estate operating activities and a $10 million loss from third party fulfillment and other corporate activities.

Net Interest Expense
--------------------

Net interest expense for the second quarter of 2003 was $16 million higher than the same period last year. This increase was due to higher average long-term borrowing levels with a higher average interest rate, in particular the $600 million 8% Notes Due 2010 issued in February 2003. Interest was $18 million higher for the first half of the year compared to the same period last year due to higher average long-term borrowings at a higher interest rate as well as lower interest income earned on short-term investments.


Acquisition Amortization
------------------------

The amortization of intangible assets related to major business acquisitions was $8 million and $7 million for second quarter of 2003 and 2002, respectively. Acquisition amortization for the first half of 2003 and 2002 was $18 million and $17 million, respectively. For the full year of 2003, acquisition amortization is expected to be approximately $40 million.


Income Taxes
-------------

The Company's effective income tax rate was 35.4% for both the second quarter and first half of 2003 compared with 36.5% for the same periods last year. The improved rate is primarily due to increased utilization of state tax benefits.

Merchandise Inventories
------------------------

On July 26, 2003, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $5,596 million compared to $5,403 million at July 27, 2002 and $5,348 million at January 25, 2003. The 3.6% increase compared to last year's second quarter reflects higher inventories in both operating segments.

Inventories on a FIFO basis for the Department Stores and Catalog segment totaled $3,166 million and $3,100 million at July 26, 2003 and July 27, 2002, respectively. Inventory levels entering the third quarter are up about 3% in comparable stores, and are balanced and in line with sales expectations. All divisions had good sell-through on clearance merchandise during July, and inventories are focused and well positioned for the Back-to-School and Fall selling seasons.

Eckerd Drugstore inventories on a FIFO basis totaled $2,430 million at the end of the quarter compared to $2,303 million at the end of last year's second quarter. The increase is primarily related to the timing of inventory purchases and taking advantage of pricing opportunities on certain pharmacy inventory as well as inventory related to new and relocated stores.

The current cost of consolidated inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $421 million at July 26, 2003, $401 million at July 27, 2002 and $403 million at January 25, 2003. The drugstore segment comprises the majority of the LIFO reserve and is predominantly the result of inflation on pharmacy inventories.

Liquidity and Capital Resources
-------------------------------

The Company's financial condition remains strong with approximately $2.6 billion in cash and short-term investments as of July 26, 2003, which represented approximately 43% of the $5.8 billion of outstanding long-term debt including current maturities and proceeds of approximately $250 million from the securitization of Eckerd managed care receivables. Included in the total cash and short-term investment balance were restricted short-term investment balances of $87 million as of July 26, 2003, which are pledged as collateral for import letters of credit not included in the bank credit facility and for a portion of casualty program liabilities. Cash flow used in operating activities for the first half of 2003 was $41 million compared to cash flow generated from operating activities of $430 million in the comparable period of 2002. The decrease was due primarily to inventory and related accounts payable.

On June 16, 2003, JCP retired $25 million of its 9.75% Debentures Due 2021 at par through the mandatory sinking fund payment and an optional sinking fund payment. During the quarter, JCP also purchased $4.1 million principal amount of its 8.25% Debentures Due 2022 for application for a future mandatory sinking fund payment.

On August 15, 2003, bondholders exercised their option to redeem approximately $117 million of the $119 million 6.9% Debentures Due 2026. On the same date, JCP retired $37.5 million of its 8.25% Debentures Due 2022 at par, through the mandatory sinking fund payment of $12.5 million and available optional sinking fund payments totaling $25 million. Also in August 2003, JCP purchased approximately $12.8 million of the 8.25% Sinking Fund Debentures Due 2022. These purchases together with the $4.1 million purchases in the second quarter of 2003, will be applied to unspecified future mandatory sinking fund payments.

During the first quarter, the Company completed two transactions that strengthened its overall liquidity position. First, on February 3, 2003, the Company raised approximately $50 million by securitizing additional Eckerd managed care receivables (See Note 5). Second, on February 28, 2003, JCP issued $600 million principal amount of unsecured 8% Notes Due 2010 ("Notes") at an effective rate of 8.125% with the Holding Company as co-obligor (See Note 8). Additional liquidity strengths include the available $1.5 billion credit facility discussed in the 2002 10-K and significant unencumbered assets, primarily Eckerd FIFO inventory, which totaled $2,430 million at July 26, 2003, that could be used to secure additional short-term funding, if needed. No borrowings, other than the issuance of trade and stand-by letters of credit, which totaled $227 million as of the end of the second quarter of 2003, have been made under this credit facility. The Company was in compliance with all financial covenants of the credit facility at July 26, 2003.

For the remainder of 2003, management believes that cash flow generated from operations, combined with the short-term investment position, will be adequate to fund cash requirements for capital expenditures, working capital and dividend payments and, therefore, no external funding will be required. The payment of dividends is subject to approval by the Company's Board of Directors on a quarterly basis. Management does not currently expect to access the capital markets for any external financing for the remainder of 2003. However, the Company manages its financial position on a multi-year basis and may access the capital markets on an opportunistic basis. On May 29, 2003, Standard & Poor's (S&P) downgraded the Company and its subsidiaries' corporate credit, senior unsecured and secured bank loan ratings to BB+ from BBB-. This change brought the S&P rating more in line with the Moody's and Fitch ratings. This change has notimpacted the Company's liquidity or financial position as the lower credit rating had already been incorporated into the long-term financing strategy. Management believes that the Company's financial position will continue to provide the financial flexibility to support its turnaround initiatives.

Operating cash flows may be impacted by many factors, including the competitive conditions in the retail industry and the effects of the current economic conditions. Based on the nature of the Company's businesses, management considers the above factors to be normal business risks.

Capital expenditures were $352 million through the first half of 2003 compared with $286 million for the comparable 2002 period. This year's investments were primarily to support the implementation of the SSC distribution network for department stores, department store modernizations and renewals and technology improvements, as well as for new and relocated Eckerd drugstores and the continued remodeling of existing Eckerd drugstores. Management currently expects total capital expenditures for the full year to be near the lower end of the original $900 million to $1.1 billion range, about evenly split between department stores and Eckerd.

A quarterly dividend of $0.125 per share on the Company's outstanding common stock was paid on May 1, 2003 to stockholders of record on April 10, 2003.

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

The Financial Accounting Standards Board (FASB) is currently reviewing the rules governing stock option accounting and has made a tentative decision to require expense recognition of stock options in the statement of operations. The FASB intends to develop revised rules that would be effective for 2004. The Company will adopt any new rules required by the FASB when they are effective. As disclosed in the 2002 10-K, the annual impact of expensing stock options for the Company using current valuation models would be approximately five to seven cents per share. See Note 1 for the pro forma impact on the second quarters and first six months of 2003 and 2002.

Recently Issued Accounting Pronouncements
-------------------------------------------

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

Seasonality
-----------

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one-third of annual sales and comprise about 45% of the Company's annual profits. Accordingly, the results of operations for the 13 and 26 weeks ended July 26, 2003 are not necessarily indicative of the results for the entire year.

Item 3 - Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risks in the normal course of business due to changes in interest rates and currency exchange rates. The Company's market risks related to interest rates at July 26, 2003 are similar to those disclosed in the Company's 2002 10-K. For the 26 weeks ended July 26, 2003 the other comprehensive income on foreign currency translation was $26 million. Due to the relatively small size of foreign operations, management believes that its exposure to market risk associated with foreign currencies would not have a material impact on its financial condition or results of operations.


Item 4 - Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the design and operation of the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There have not been any changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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


Item 4 -  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 16, 2003 at which the five matters described below were submitted to a vote of stockholders, with the voting results as indicated.

(1) Election of directors for a three-year term expiring at the Year 2006 Annual Meeting of the Company's stockholders:

                                                              AUTHORITY
         NOMINEE                        FOR                    WITHHELD
         V. E. Jordan, Jr.          171,088,508               80,327,793
         Burl Osborne               218,955,069               32,461,232
         J. C. Pfeiffer             217,400,381               34,015,920
         R. G. Turner               218,597,493               32,818,808


(2) The Board of Directors' proposal regarding employment of KPMG LLP as auditors for the fiscal year ending January 31, 2004:

                                                              BROKER
         FOR               AGAINST          ABSTAIN           NON-VOTES
         237,991,380    10,745,620        2,679,297              903


(3) A stockholder proposal relating to amending JCPenney's written equa1 employment opportunity policy to explicitly prohibit discrimination based on sexual orientation:

                                                             BROKER
         FOR              AGAINST          ABSTAIN           NON-VOTES
         218,226,637   15,677,855       17,510,906               903


(4) A stockholder proposal relating to expensing the cost of stock option grants:

                                                                BROKER
         FOR                 AGAINST          ABSTAIN           NON-VOTES
         104,904,392      98,178,169       24,562,146          23,771,594


(5)  A stockholder  proposal  relating to eliminating the  classification of the
     Board:
                                                               BROKER
         FOR                AGAINST          ABSTAIN           NON-VOTES
         144,459,028     77,788,782        5,498,099          23,670,392

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

          Exhibit No.   Description
          -------------------------

               31.1 Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification of Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

          The Company filed the following report on Form 8-K during the period covered in this report:

          o Current Report on Form 8-K dated May 13, 2003 (Item 7 -- Financial Statements and Exhibits; Item 9 -- Regulation FD Disclosure)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                           J. C. PENNEY COMPANY, INC.
                                           By   /s/ W. J. Alcorn
                                           -------------------------------
                                                   W. J. Alcorn
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)









Date: September 8, 2003

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, Allen Questrom, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. C. Penney Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  [Intentionally omitted]

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  September 8, 2003.

                                           /s/ Allen Questrom
                                           ___________________________
                                           Allen Questrom
                                           Chairman and Chief Executive Officer
                                           J. C. Penney Company, Inc.

                                                                    Exhibit 31.2

                                 CERTIFICATION

I, Robert B. Cavanaugh, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J. C. Penney Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  [intentionally omitted]

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  September 8, 2003.

                                                  /s/ Robert B. Cavanaugh
                                                  ___________________________
                                                  Robert B. Cavanaugh
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  J. C. Penney Company, Inc.

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending July 26, 2003 (the "Report"), I, Allen Questrom, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 8th day of September 2003.

                                            /s/ Allen Questrom
                                            _____________________________
                                            Allen Questrom
                                            Chairman and Chief Executive Officer

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending July 26, 2003 (the "Report"), I, Robert B. Cavanaugh, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 8th day of September 2003.

                                                 /s/ Robert B. Cavanuagh
                                                 _____________________________
                                                 Robert B. Cavanaugh
                                                 Executive Vice President and
                                                 Chief Financial Officer