Form 10-Q
period 2003-10-25
J C PENNEY CO INC
filed 2003-12-08
CIK 1166126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended October 25, 2003 Commission file number 1-15274

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

273,024,835 shares of Common Stock of 50 cents par value, as of December 3, 2003.

                                      INDEX

                                                                                                              Page
                                                                                                         ----------

    Item 1.          Unaudited Financial Statements

                     Consolidated Statements of Operations
                                                                                                                1

                     Consolidated Balance Sheets                                                                2

                     Consolidated Statements of Cash Flows                                                      4

                     Notes to the Unaudited Interim Consolidated Financial Statements                           5

    Item 2.          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                                 16

    Item 3.          Quantitative and Qualitative Disclosures about Market Risk                                26

    Item 4.          Controls and Procedures                                                                   26


Part II              Other Information

    Item 1.          Legal Proceedings                                                                         27

    Item 6.          Exhibits and Reports on Form 8-K                                                          27

Signature Page                                                                                                 28




                         -i-                          J. C. Penney Company, Inc.

PART I - FINANCIAL INFORMATION

       Item 1 - Unaudited Financial Statements

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

       ($ in millions, except per share data)                      13 weeks ended                    39 weeks ended
                                                              --------------------------      -----------------------------
                                                               Oct. 25,       Oct. 26,          Oct. 25,        Oct. 26,
                                                                  2003           2002              2003            2002
                                                              ------------   -----------      -------------   -------------

       Retail sales, net                                        $ 7,985     $   7,872        $   22,791      $   22,798

       Costs and expenses
         Cost of goods sold                                      5,483          5,470            15,816          15,908
         Selling, general and administrative expenses            2,261          2,153             6,428           6,289
         Other unallocated                                           6              4               (12)             19
         Net interest expense                                      107             97               319             291
         Acquisition amortization                                    7              8                25              25
                                                              ---------      ---------         ---------       ---------
       Total costs and expenses                                  7,864          7,732            22,576          22,532
                                                              ---------      ---------         ---------       ---------
       Income from continuing operations before
         income taxes                                              121            140               215             266
       Income taxes                                                (41)           (51)              (74)            (97)
                                                              ---------      ---------         ---------       ---------
       Income from continuing operations                        $   80          $  89           $   141         $   169

       Gain on sale of discontinued operations                       -             34                 -              34
                                                              ---------      ---------         ---------       ---------
       Net income                                               $   80         $  123           $   141         $   203

       Less:  preferred stock dividends                             (6)            (6)              (19)            (20)
                                                              ---------      ---------         ---------       ---------
       Net income applicable to common
          stockholders                                           $  74         $  117            $  122         $   183
                                                              ==========    ==========        ==========      ==========


       Earnings per share from continuing operations:
          Basic                                               $   0.27        $  0.31           $  0.45        $   0.56
          Diluted                                             $   0.27        $  0.30           $  0.45        $   0.55

       Earnings per share:
          Basic                                               $   0.27        $  0.44           $  0.45        $   0.68
          Diluted                                             $   0.27        $  0.42           $  0.45        $   0.68
The  accompanying  notes  are  an  integral  part  of  these  unaudited  Interim
Consolidated Financial Statements.

                                      -1-             J. C. Penney Company, Inc.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

($ in millions)
                                                                           Oct. 25,          Oct. 26,         Jan. 25,
                                                                             2003              2002             2003
                                                                          -------------    --------------    -------------

Assets
Current assets
   Cash and short-term investments
   (including restricted balances of $87, $89 and $86)                    $  1,939         $   1,748         $  2,474

   Receivables (net of bad debt reserves of
        $14, $24 and $14)                                                      736               764              705

   Merchandise inventory (net of LIFO reserves
        of $428, $410 and $403)                                              6,060             5,943            4,945

   Prepaid expenses                                                            172               137              118
                                                                             ------            ------           ------
       Total current assets                                                  8,907             8,592            8,242

Property and equipment (net of accumulated
   depreciation of $3,464, $3,362 and $3,253)                                4,859             4,866            4,901

Goodwill                                                                     2,311             2,302            2,304

Intangible assets (net of accumulated amortization
   of $367, $300 and $322)                                                     459               506              494

Other assets                                                                 2,068             1,516            1,815
                                                                             ------            ------           ------

 Total Assets                                                            $  18,604        $   17,782        $  17,756
                                                                           ========         =========        =========

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                             -2-                      J. C. Penney Company, Inc.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

       ($ in millions except per share data)
                                                                           Oct. 25,          Oct. 26,         Jan. 25,
                                                                             2003              2002             2003
                                                                            ------            ------           ------
       Liabilities and Stockholders' Equity
       Current liabilities
            Accounts payable and accrued expenses                         $  3,722         $   3,988         $  3,680
            Short-term debt                                                     29                15               13
            Current maturities of long-term debt                               502                28              288
            Deferred taxes                                                     197               161               80
                                                                             ------            ------           ------

                 Total current liabilities                                   4,450             4,192            4,061

       Long-term debt                                                        5,138             5,169            4,927

       Deferred taxes                                                        1,519             1,236            1,391

       Other liabilities                                                       994               967            1,007
                                                                             ------            ------           ------

                 Total Liabilities                                          12,101            11,564           11,386

       Stockholders' Equity
       Capital stock
            Preferred stock, no par value and stated value of $600
                 per share:  authorized, 25 million shares; issued
                 and outstanding, 0.5, 0.6 and 0.6 million shares of
                 Series B ESOP convertible preferred                           310               339              333
            Common stock, par value $0.50 per share: authorized,
                 1,250 million shares; issued and outstanding,
                 273, 268 and 269 million shares                             3,505             3,414            3,423
                                                                             ------            ------           ------

       Total capital stock                                                   3,815             3,753            3,756
                                                                             ------            ------           ------

       Reinvested earnings at beginning of year                              2,817             2,573            2,573

            Net income                                                         141               203              405
            Dividends declared                                                (114)             (114)            (161)
                                                                             ------            ------           ------

       Reinvested earnings at end of period                                  2,844             2,662            2,817

            Accumulated other comprehensive (loss)                            (156)             (197)           (203)
                                                                             ------            ------           ------


                 Total Stockholders' Equity                                  6,503             6,218            6,370

                                                                             ------            ------           ------

       Total Liabilities and Stockholders' Equity                         $ 18,604          $ 17,782         $ 17,756
                                                                          ========          ========         ========



The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                                -3-                   J. C. Penney Company, Inc.

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

       ($ in millions)
                                                                                                 39 weeks ended
                                                                                     -------------------------------------
                                                                                        Oct. 25,                 Oct. 26,
                                                                                          2003                     2002
                                                                                     ---------------           -------------

       Cash flows from operating activities:
       Income from continuing operations                                                 $  141                   $  169
       Adjustments to reconcile income from continuing operations to net cash from operating activities:
                Asset impairments, PVOL and other unit closing costs                         27                       30
                Depreciation and amortization, including intangible assets                  531                      486
                Net gains on sale of assets                                                 (51)                     (15)
                Benefit plans expense                                                        66                        8
                Pension contribution                                                       (300)                       -
                Vesting of restricted stock awards                                            6                        5

                Deferred taxes                                                              245                       67
                Change in cash from:
                    Receivables                                                             (31)                     (66)

                    Inventory                                                            (1,115)                  (1,013)
                    Prepaid expenses and other assets                                       (13)                      (6)
                    Accounts payable                                                        473                      888
                    Current income taxes payable                                           (196)                     (30)
                    Other liabilities                                                      (145)                    (156)
                                                                                         -------                  -------

       Net cash (used in)/provided by operating activities                                 (362)                     367
                                                                                         -------                  -------

       Cash flows from investing activities:
       Capital expenditures                                                                (544)                    (451)
       Proceeds from sale of assets                                                          89                       32
                                                                                         -------                  -------

       Net cash (used in) investing activities                                             (455)                    (419)
                                                                                         -------                  -------


       Cash flows from financing activities:
       Change in short-term debt                                                             16                        -
       Proceeds from equipment financing                                                      9                       18

       Net proceeds from issuance of long-term debt                                         586                        -
       Payment of long-term debt, including capital leases                                 (221)                    (941)
       Common stock issued, net                                                              29                       21
       Preferred stock redeemed                                                             (23)                     (24)
      Dividends paid                                                                       (114)                    (114)
                                                                                         -------                  -------

       Net cash provided by/(used in) financing activities                                  282                   (1,040)
                                                                                         -------                  -------


       Net (decrease) in cash and short-term investments                                   (535)                  (1,092)
       Cash and short-term investments at beginning of year                               2,474                    2,840
                                                                                         -------                  -------

       Cash and short-term investments at end of period                                $  1,939                 $  1,748
                                                                                        ========                 ========


The  accompanying  notes  are  an  integral  part  of  these  unaudited  Interim
Consolidated Financial Statements.

                                -4-                   J. C. Penney Company, Inc.

Notes to the Unaudited Interim Consolidated Financial Statements

1)       Summary of Significant Accounting Policies
        ___________________________________________

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

Stock-Based Compensation
-------------------------

The Company has a stock-based compensation plan for associates that provides for grants of stock awards, stock appreciation rights or options to purchase the Company's common stock. The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statement of operations for stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for fixed stock awards with pro rata vesting is recorded on a straight-line basis over the vesting period, which typically ranges from one to five years.

                                -5-                   J. C. Penney Company, Inc.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to stock options.

$ in millions, except EPS                                          13 weeks ended                   39 weeks ended
                                                              ---------------------------    ---------------------------

                                                               Oct. 25,         Oct. 26,         Oct. 25,       Oct. 26,
                                                                  2003             2002             2003           2002
                                                              ----------      -----------      -----------     ----------

Net income - as reported                                        $   80           $  123           $  141         $  203
  Add:  Stock-based employee compensation
      expense included in reported net income, net of
      related tax effects                                            1                1                3              3

  Deduct:  Total stock-based employee compensation
      expense determined under fair value
      method(1) for all awards, net of related
      tax effects                                                   (6)              (6)             (18)           (18)
                                                               ---------       ----------       ----------      ---------

  Pro forma net income                                           $  75          $   118          $   126        $   188
                                                               =========        =========       ==========      =========


  Earnings per share:
      Basic--as reported                                      $   0.27          $  0.44          $  0.45        $  0.68
      Basic--pro forma                                        $   0.25          $  0.42          $  0.39        $  0.63

      Diluted--as reported                                    $   0.27          $  0.42          $  0.45        $  0.68
      Diluted--pro forma                                      $   0.25          $  0.40          $  0.39        $  0.62

(1) The fair value of each option grant for the Company's plans is estimated on the date of the grant using the Black-Scholes option pricing model.


Effect of New Accounting Standards
----------------------------------

EITF 02-16

The Company adopted Emerging Issues Task Force (EITF) Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration
Received from a Vendor," in the first quarter of 2003. This pronouncement requires that vendor allowances be treated as a reduction of inventory costs unless specifically identified as a reimbursement of costs to advertise the vendor's products or payment for other services. In addition, any vendor allowances received in excess of costs incurred should be treated as a reduction of inventory costs. The adoption resulted in lower net income for the Company of approximately $1 million for the third quarter and $5 million in the first nine months of 2003.

FIN 45

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." Disclosures related to this interpretation were effective for year-end 2002 reporting, and the accounting requirements are effective for guarantees entered into or modified after December 31, 2002, and require all guarantees and indemnifications within its scope to be recorded at fair value as liabilities, and the maximum possible loss to the Company under these guarantees and indemnifications to be disclosed. Current period disclosures related to guarantees are included in Note 11. Adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

                                -6-                   J. C. Penney Company, Inc.

FIN 46

On January 17, 2003, FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51," was issued. The primary objective of FIN 46 is to provide guidance on the identification and consolidation of variable interest entities, or VIEs, which are entities for which control is achieved through means other than through voting rights. The provisions of FIN 46 are required to be applied to VIEs created or in which the Company obtains an interest after January 31, 2003. In October 2003, the FASB delayed the effective date of this rule until the fourth quarter for any VIEs acquired before February 1, 2003 in which a variable interest is held. The adoption of these provisions of FIN 46 is not expected to have a material impact on its financial position, results of operations or cash flows.

SFAS 150

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards that require companies to classify certain financial instruments as liabilities that were previously classified as equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and there was no second quarter impact on the Company's financial statements. The remaining provisions of SFAS 150 were adopted beginning in the third quarter of 2003, and did not have a material impact on its consolidated financial position or operating results.

EITF 01-8

Additionally, in May 2003, the EITF reached consensus on Issue 01-8, "Determining Whether an Arrangement Contains a Lease." This pronouncement provides guidance in determining whether an arrangement contains a lease that is within the scope of SFAS 13, "Accounting for Leases." If the delivery of goods or services is dependent on the use of specified property, plant and equipment (property) and if the purchaser (lessee) has the right to operate or control the property while controlling or obtaining more than a minor amount of the output or other utility of the property, the arrangement may be required to be treated as a lease. This consensus was required to be applied to new or modified arrangements entered into in the Company's third quarter. The adoption of EITF 01-8 did not have a material impact on the Company's consolidated financial position or operating results.


2)       Discontinued Operations
         -----------------------

In 2001, the Company closed on the sale of the assets of J. C. Penney Direct Marketing Services, Inc. During 2002, a change in federal income tax regulations was issued that entitled the Company to additional tax benefits on the transaction from increased capital loss deductions. The Internal Revenue Service concurred that the Company was entitled to an additional deduction and entered into an agreement with the Company with respect to the reporting of this additional deduction. The $34 million reduction of the tax liability from the original tax provision on the sale is presented as a gain on sale of discontinued operations in the third quarter of 2002 in the accompanying consolidated statement of operations.

                                -7-                   J. C. Penney Company, Inc.

3) Earnings per Share
   -------------------

Basic earnings per share (EPS) is computed by dividing income applicable to common stockholders by the average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the diluted EPS calculation includes the impact of restricted stock awards and shares that could be issued under outstanding stock options, as well as common shares that would result from the conversion of convertible debentures and convertible preferred stock.

The computation of basic and diluted earnings per share follows:

(In millions, except per share data)                              13 weeks ended                 39 weeks ended
                                                             -------------------------      -------------------------
                                                             -------------------------      -------------------------
                                                              Oct. 25,      Oct. 26,         Oct. 25,      Oct. 26,
                                                                 2003          2002              2003         2002
                                                             -----------  ------------      -----------   -----------
Earnings:
Income from continuing operations                            $     80     $      89         $     141     $    169
Less: preferred stock dividends                                    (6)           (6)              (19)         (20)

                                                             -----------  ------------      -----------   -----------
Income from continuing operations applicable
    to common stockholders                                   $     74     $      83         $     122     $    149
Adjustment for assumed dilution:
    Interest on 5% convertible debt, net of tax                     6             5                 -            -
                                                             -----------  ------------      -----------   -----------
Income from continuing operations used
    for diluted EPS                                          $     80     $      88         $     122     $    149
                                                             ===========  ============      ===========   ===========

Income from continuing operations applicable to
    common stockholders                                      $     74     $      83         $     122     $    149
Gain on sale of discontinued operations                             -            34                 -           34
                                                             -----------  ------------      -----------   -----------
Net income applicable to common stockholders                 $     74     $     117         $     122     $    183
Adjustment for assumed dilution:
    Interest on 5% convertible debt, net of tax                     6             5                -
                                                             -----------  ------------      -----------   -----------
Income used for diluted EPS                                  $     80     $     122         $     122     $    183
                                                             ===========  ============      ===========   ===========
Shares:
Average shares outstanding (basic shares)                         272           268               271          267
Adjustment for assumed dilution:
    Stock options and restricted stock units                        3             1                 3            3
    5% convertible debentures                                      23            23                 -            -
                                                             -----------  ------------      -----------   -----------
Average shares used for diluted EPS                               298           292               274          270
                                                             ===========  ============      ===========   ===========
Earnings per share from continuing operations:
Basic                                                        $   0.27     $    0.31         $    0.45     $   0.56
Diluted                                                      $   0.27     $    0.30         $    0.45     $   0.55

Earnings per share:
Basic                                                        $   0.27     $    0.44         $    0.45     $   0.68
Diluted                                                      $   0.27     $    0.42         $    0.45     $   0.68



                                -8-                   J. C. Penney Company, Inc.

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would be anti-dilutive:

(Shares in millions)                                          13 weeks ended                    39 weeks ended
                                                         -------------------------          ------------------------
                                                         -------------------------          ------------------------
                                                          Oct. 25,       Oct. 26,            Oct. 25,      Oct. 26,
                                                             2003           2002                2003          2002
                                                         ----------    -----------          ----------    ----------
Stock options                                                 7.8 (1)       13.7 (2)            17.2 (3)      13.1 (4)
$650 million notes convertible at $28.50 per share              -              -                22.8          22.8
Preferred stock                                              10.4           11.4                10.7          11.6
                                                         ----------    -----------          ----------    ----------

   Total anti-dilutive potential shares                      18.2           25.1                50.7          47.5
                                                         ==========    ===========          ==========    ==========
(1)      Exercise prices ranged from $21 to $71.
(2)      Exercise prices ranged from $17 to $71.
(3)      Exercise prices ranged from $19 to $71.
(4)      Exercise prices ranged from $20 to $71.


4)  Cash and Restricted Short-Term Investment Balances
    --------------------------------------------------

Restricted short-term investment balances of $87 million, $89 million and $86 million as of October 25, 2003, October 26, 2002 and January 25, 2003, respectively, were included in the total cash and short-term investment balances of $1,939 million, $1,748 million and $2,474 million for the respective periods. Restricted balances are pledged as collateral for import letters of credit, which are not included in the bank credit facility, and for a portion of casualty insurance program liabilities. Cash and short-term investments on the consolidated balance sheet included $23 million, $5 million and $6 million of cash as of October 25, 2003, October 26, 2002 and January 25, 2003, respectively.

5)  Supplemental Cash Flow Information
    ----------------------------------

($  in millions)                              39 weeks ended
                                    -----------------------------------
                                     Oct. 25, 2003       Oct. 26, 2002
                                    -----------------    --------------
     Interest paid                        $370              $ 371
     Interest received
                                            19                 29
     Income taxes paid                      41                 47

Non-cash transactions:
----------------------

o    The Company  issued 2.4 million shares of common stock in February 2003 and
     2.9 million shares of common stock in March 2002 to fund savings plan contributions of $47 million for 2002 and $58 million for 2001.

o The Company acquired $29 million and $5 million of drugstore equipment utilizing capital leases in the first nine months of 2003 and 2002, respectively.

o During the first nine months of 2002, the Company exchanged certain notes and debentures with a net carrying amount of $227 million for new notes recorded at a fair value of $225 million.


6)  Eckerd Managed Care Receivables Securitization
    ----------------------------------------------

The outstanding balance of Eckerd's managed care receivable financing program at the end of the third quarter was approximately $201 million, or $43 million less than the second quarter of 2003. The outstanding balance fluctuates monthly, based on the managed care receivable balances and their related concentration limits for third party processors and program reserves. Losses and expenses related to receivables sold under this agreement for the third quarter and first nine months of 2003 were $1 million and $4 million, respectively, and are included in other unallocated in the accompanying consolidated statements of operations. Losses and expenses for the third quarter and first nine months of 2002 were $1 million and $3 million, respectively.

                                -9-                    J. C. Penney Company,Inc.

7) Goodwill
   ---------

Effective January 27, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Upon adoption, the Company ceased amortization of goodwill and other indefinite-lived intangible assets, primarily the Eckerd trade name. These assets are now subject to an impairment test on an annual basis (as of the end of the fiscal year), or when there is reason to believe that their values have been diminished or impaired. These tests are performed on each business of the Company where goodwill is recorded. There were no impairment losses related to goodwill or intangible assets recorded during the first nine months of 2003 or 2002.

The carrying amounts of goodwill were $2,311 million, $2,302 million and $2,304 million as of October 25, 2003, October 26, 2002 and January 25, 2003, respectively. The changes in carrying value are related to foreign currency translation adjustments. At October 25, 2003, the total carrying amount of goodwill consisted of $42 million for the Department Store and Catalog segment and $2,269 million for the Eckerd Drugstore segment.


8) Intangible Assets
   -----------------

Intangible assets, all of which are included in the Eckerd Drugstore segment, consisted of the following:

 ($ in millions)                                            Oct. 25,                  Oct 26,                  Jan. 25,
                                                               2003                     2002                      2003
                                                         ---------------          ----------------         -----------------
Intangible assets:
    Prescription files                                       $  299                   $  279                   $   289
    Less accumulated amortization                               184                      146                       157
                                                         ---------------          ----------------         -----------------
    Prescription files, net                                     115                      133                       132
                                                         ---------------          ----------------         -----------------

    Favorable lease rights                                      205                      205                       205
    Less accumulated amortization                               183                      154                       165
                                                         ---------------          ----------------         -----------------
    Favorable lease rights, net                                  22                       51                        40
                                                         ---------------          ----------------         -----------------

    Eckerd trade name (non-amortizing)                          322                      322                       322

                                                         ---------------          ----------------         -----------------
Total intangible assets                                      $  459                   $  506                    $  494
                                                         ===============          ================         =================

The net carrying amount of intangible assets decreased $35 million during the first nine months of 2003 due to $45 million of amortization, which was partially offset by $10 million of prescription files acquired.

Amortization Expense
--------------------

The following table provides amortization expense for the periods presented.

($ in millions)                                           13 weeks ended                  39 weeks ended
                                                     --------------------------     ---------------------------

                                                      Oct. 25,       Oct 26,           Oct. 25,        Oct. 26,
                                                        2003          2002                2003            2002
                                                     ----------    ------------     ------------    -----------

Major business acquisitions (1)                          $ 7            $  8             $ 25           $ 25
Other acquisitions (2)                                     8               6               20             17
                                                     ----------    ------------     ------------    -----------
                                                                                    ------------    -----------
   Total for amortizing intangible assets               $ 15            $ 14             $ 45           $ 42
                                                     ==========    ============     ============    ===========

(1) Acquisition amortization on the consolidated statements of operations represents the amortization expense related to major business acquisitions, including Eckerd Corporation acquired in early 1997, Lojas Renner S.A. acquired in January 1999 and Genovese Drug Stores, Inc. acquired in March 1999.

(2) Amortization expense for other acquisitions is included in selling, general and administrative (SG&A) expenses.

                                -10-                  J. C. Penney Company, Inc.

Amortization expense related to major business acquisitions is expected to be approximately (in millions) $40, $9, $6 and $1 for fiscal years 2003, 2004, 2005 and 2006, respectively. Amortization expense for other acquisitions is expected to be approximately (in millions) $27, $26, $21, $16 and $11 for fiscal years 2003, 2004, 2005, 2006 and 2007, respectively.


9) Restructuring Reserves
   ----------------------

At October 25, 2003, the consolidated balance sheet included $86 million of reserves established in connection with prior year restructuring initiatives compared to $122 million at October 26, 2002 and $113 million at January 25, 2003. The reserves are related to future lease obligations for both department stores and drugstores that have closed. Costs are charged against the reserve as incurred. Reserves are periodically reviewed for adequacy and adjusted as appropriate, with adjustments recorded in other unallocated. During the first nine months of 2003, cash payments related to the reserves were $30 million. The reserves were increased by approximately $3 million for adjustments, including imputed interest, during the first nine months of 2003. Cash payments for the fourth quarter of 2003 are expected to approximate $10 million. Most of the remaining obligations should be paid by the end of 2005 when the majority of the leases will have terminated.


10) Financing Transactions
    -----------------------

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

Payments Related to Put Bonds and Sinking Fund Debt

On August 15, 2003, bondholders exercised their option to redeem approximately $117 million of the $119 million 6.9% Debentures Due 2026. On the same date, JCP retired $37.5 million of its 8.25% Debentures Due 2022 at par, through the mandatory sinking fund payment of $12.5 million and available optional sinking fund payments totaling $25 million. Also in August 2003, JCP purchased approximately $12.8 million of the 8.25% Sinking Fund Debentures Due 2022. Year-to-date, approximately $16.9 million of these Debentures have been purchased and will be applied to unspecified future mandatory sinking fund payments.

On June 16, 2003, JCP retired $25 million of its 9.75% Debentures Due 2021 at par through a mandatory sinking fund payment of $12.5 million and an optional sinking fund payment of $12.5 million.

                                -11-                  J. C. Penney Company, Inc.

11)  Comprehensive    Income/(Loss)   and   Accumulated   Other    Comprehensive
     --------------------------------------------------------------------------
     (Loss)/Income
     -------------


Comprehensive Income /(Loss)

($ in millions)                                                                13 weeks ended              39 weeks ended
                                                                          --------------------------   -----------------------
                                                                           Oct. 25,       Oct. 26,     Oct. 25,     Oct. 26,
                                                                             2003           2002         2003         2002
                                                                          ------------   -----------   ----------  -----------
Net income                                                                   $  80          $ 123        $141         $ 203
Other comprehensive income/(loss):
    Foreign currency translation adjustments                                    (4)           (36)         22           (67)
    Net unrealized gains in real estate investment trusts                       7                          25             7
                                                                                         3
                                                                          ------------   -----------   ----------  -----------
                                                                                3             (33)          47          (60)
                                                                          ------------   -----------   ----------  -----------

Total comprehensive income                                                   $ 83           $  90        $188         $ 143

                                                                         ============   ===========   ==========  ===========


Accumulated Other Comprehensive (Loss)/Income

($ in millions)                                                     Oct. 25,            Oct. 26,              Jan. 25,
                                                                      2003                2002                  2003
                                                                  -------------       --------------        -------------
Foreign currency translation adjustments                             $(142)              $ (167)              $ (164)
Non-qualified plan minimum liability adjustment                        (58)                 (51)                 (58)
Net unrealized gains in real estate investment trusts                   44                   21                   19
                                                                  -------------       --------------        -------------

Accumulated other comprehensive (loss)                              $ (156)              $ (197)              $ (203)
                                                                  =============       ==============        =============


Net unrealized gains in real estate investment trusts are shown net of deferred taxes of $24 million, $11 million and $10 million as of October 25, 2003, October 26, 2002 and January 25, 2003, respectively. The non-qualified plan minimum liability is shown net of deferred tax asset of $39 million, $33 million and $39 million as of October 25, 2003, October 26, 2002 and January 25, 2003, respectively. A deferred tax asset has not been established for foreign currency translation adjustments due to the historical reinvestment of earnings in the foreign subsidiaries.


12) Guarantees
    -----------

JCP had guarantees, which are described in detail in the 2002 10-K, totaling $257 million at October 25, 2003. These guarantees include: $165 million potential remaining obligation for building and equipment leases entered into by third party operators of certain of the Company's store support centers (SSCs) upon termination of services for any reason; $43 million related to loans associated with an investment in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company's Direct Marketing Services business; and $29 million of lease guarantees on certain sold drugstores, $22 million of which is recorded in other liabilities.


                                -12-                  J. C. Penney Company, Inc.

13)  Other Unallocated
     ------------------

Other unallocated consists of real estate activities, investment transactions and other items related to corporate initiatives or activities, which are not allocated to an operating segment but are included in total Company operating results.

($ in millions)                                                       13 weeks ended                  39 weeks ended
                                                               -----------------------------   ------------------------------

                                                               Oct. 25,          Oct. 26,        Oct. 25,      Oct. 26,
                                                                  2003              2002            2003          2002
                                                               --------------  -------------   ------------- ----------------
Asset impairments, PVOL and other unit closing costs             $  12             $   8           $  51        $   38

Gains on sale of real estate                                         -                (2)            (51)          (15)

Real estate operations                                              (8)               (5)            (18)          (17)

Other                                                                2                 3               6            13
                                                               --------------  -------------   ------------- ----------------
     Total                                                       $   6             $   4          $  (12)      $    19
                                                               ==============  =============   ============= ================


The Company recorded charges of $12 million for the third quarter of 2003 for asset impairments, the present value of lease obligations (PVOL) and other unit closing costs. These charges were comprised of $8 million of asset impairments, $3 million related primarily to remaining lease obligations for closed units and $1 million of other unit closing costs. For the third quarter of 2002 these costs included $8 million of asset impairments. Asset impairments, PVOL and other unit closing costs for the first nine months of 2003 included $22 million of accelerated depreciation for catalog facilities closed in the second quarter of 2003, $17 million of asset impairments and $11 million of expenses related primarily to remaining lease obligations for closed units and $1 million of other unit closing costs. Charges for the first nine months of 2002 consisted of $25 million of asset impairments and $13 million related to remaining lease obligations and other costs for closed units.

Real estate gains were recorded from the sale of facilities that were no longer being used in Company operations.

Real estate operations consist primarily of operating income of the Company's real estate subsidiary.

Other consists of losses and expenses related to receivables sold as part of the Eckerd managed care receivables securitization (see Note 6), other corporate costs, and in 2002, operating losses related to third party fulfillment operations that were discontinued in 2002.

                                -13-                  J. C. Penney Company, Inc.

14) Segment Reporting
    -----------------

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


Business Segment Information
($ in millions)
                                                                 Dept. Stores      Eckerd          Other         Total
                                                                   & Catalog     Drugstores     Unallocated     Company
-------------------------------------------------------------------------------------------------------------------------

3rd Quarter - 2003
Retail sales, net                                               $  4,343         $ 3,642            $  -       $ 7,985
Segment operating profit                                             207              34                           241
Net interest expense                                                                                (107)         (107)
Other unallocated                                                                                     (6)           (6)
Acquisition amortization                                                                              (7)           (7)
                                                                                                                 --------
Income from continuing operations before income taxes                                                              121
                                                                                                                 --------
Depreciation and amortization expense                                  92             77               7           176


-------------------------------------------------------------------------------------------------------------------------
October YTD - 2003
Retail sales, net                                              $  11,724        $ 11,067            $  -     $  22,791
Segment operating profit                                             341             206                           547
Net interest expense                                                                                (319)         (319)
Other unallocated                                                                                     12            12
Acquisition amortization                                                                             (25)          (25)
                                                                                                                 --------
Income from continuing operations before income taxes                                                              215
                                                                                                                 --------
Depreciation and amortization expense                                269             215              47           531

Total assets                                                      11,480           6,947             177        18,604

-------------------------------------------------------------------------------------------------------------------------
3rd Quarter - 2002
Retail sales, net                                               $  4,310        $  3,562            $  -       $ 7,872
Segment operating profit                                             170              79               -           249
Net interest expense                                                                                 (97)          (97)
Other unallocated                                                                                     (4)           (4)
Acquisition amortization                                                                              (8)           (8)
                                                                                                                 --------
Income from continuing operations before income taxes                                                              140
                                                                                                                 --------

Depreciation and amortization expense                                 90              64               8           162

-------------------------------------------------------------------------------------------------------------------------
October YTD - 2002
Retail sales, net                                               $ 11,939        $ 10,859            $  -     $  22,798
Segment operating profit                                             349             252               -           601
Net interest expense                                                                                (291)         (291)
Other unallocated                                                                                    (19)          (19)
Acquisition amortization                                                                             (25)          (25)
                                                                                                                 --------
Income from continuing operations before income taxes                                                              266
                                                                                                                 --------
Depreciation and amortization expense                                276             185              25           486
Total assets                                                    $ 10,788         $ 6,846           $ 148      $ 17,782


                                -14-                  J. C. Penney Company, Inc.

15)  Subsequent Events
     -----------------

Sale of Mexico Department Store Operations

On December 1, 2003, JCP closed on the sale of its holding and operating companies comprising JCPenney's Mexico department store operation (six department stores). This transaction was effective November 30, 2003, and was previously announced on October 29, 2003, when an agreement was signed by JCP,
J. C. Penney Mexico, Inc. and Grupo Sanborns S.A. de C.V. of Mexico City. The Company's book loss was approximately $40 million, $13 million net of tax, or $0.05 per share. The majority of the $40 million loss on the sale is related to previously unrealized currency translation losses accumulated since operations began in 1995 that have previously been reflected through reductions to stockholders' equity. In accordance with SFAS No. 52, "Foreign Currency Translation," upon completion of the sale, the accumulated translation adjustment will be removed from the separate component of equity and reported as part of the loss on the sale.

As of October 25, 2003, the end of the third quarter of 2003, due to significant uncertainties surrounding the resolution of closing conditions including regulatory approvals from the Mexican government, the above sale transaction did not meet the criteria in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to be reflected as a discontinued operation. Subsequent to the end of the third quarter of 2003, with the resolution of these uncertainties and the closing of the sale in the fourth quarter of 2003, the Mexico JCPenney department store operation will be classified as a discontinued operation in the fourth quarter of 2003, as well as any prior periods that may be presented.

Payment of Notes Due

On November 17, 2003, the remaining outstanding amount of JCP's 6.125% Notes Due 2003, totaling $246 million, matured and was paid in full.

                                -15-                  J. C. Penney Company, Inc.




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


Critical Accounting Policies
-----------------------------

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

Discontinued Operations
------------------------

The $34 million gain on sale of discontinued operations in the third quarter of 2002 related to additional capital loss deductions on the 2001 sale of the assets of J. C. Penney Direct Marketing Services, Inc., as a result of a 2002 tax regulation change. The final federal tax liability on the transaction was determined in an agreement with the Internal Revenue Service.


                                -16-                  J. C. Penney Company, Inc.

Consolidated Results of Operations
($ in millions)                                        13 weeks ended                              39 weeks ended
                                               --------------------------------           ----------------------------------
                                                Oct. 25,            Oct. 26,                Oct. 25,            Oct. 26,
                                                  2003                2002                    2003                2002
                                               ------------       -------------           -------------      ---------------

Segment operating profit
    Department Stores and Catalog                    207                 170              $      341              $  349
    Eckerd Drugstores                                 34                  79                     206                 252
                                               ------------       -------------           -------------      ---------------
Total segments                                       241                 249                     547                 601
Other unallocated                                     (6)                (4)                                         (19)
                                                                                            12
Net interest expense                                (107)                (97)                   (319)
                                                                                                                    (291)
Acquisition amortization                              (7)                 (8)                    (25)                (25)
                                               ------------       -------------           -------------      ---------------
Income from continuing operations
    before income taxes                              121                 140                     215                 266
Income taxes                                         (41)                (51)                    (74)                (97)
                                               ------------       -------------           -------------      ---------------
Income from continuing operations                   $  80              $  89                 $   141              $  169
                                               ============       =============           =============      ===============

EPS (continuing operations), diluted           $    0.27          $     0.30              $     0.45         $       0.55



For the third quarter of 2003, income from continuing operations was $80 million, or $0.27 per share compared to $89 million, or $0.30 per share for the comparable 2002 period. Sales growth and improved margins in Department Stores and Catalog, including internet, were offset by weak sales and lower profits for Eckerd. This year's third quarter was negatively impacted by higher incremental non-cash pension expense.

For the first nine months of 2003, income from continuing operations was $141 million, or $0.45 per share, compared to $169 million, or $0.55 per share for the comparable 2002 period. The decline in year-to-date earnings was primarily the result of weak sales trends at Eckerd, soft sales in the first quarter for Department Stores and Catalog, and as expected, higher selling, general and administrative (SG&A) expenses in both segments. SG&A expense for Department Stores and Catalog included higher incremental non-cash pension expense this year. In addition, other unallocated, which is a component of income from continuing operations, was $31 million better than last year. Other unallocated includes gains on the sale of assets, as well as asset impairments and unit closing costs, and is discussed in detail on pages 21-22 and in Note 13.


                                -17-                  J. C. Penney Company, Inc.

Segment Operating Results

Department Stores and Catalog
-----------------------------
($ in millions)                                       13 weeks ended                               39 weeks ended
                                             ----------------------------------
                                               Oct. 25,            Oct. 26,                 Oct. 25,             Oct. 26,
                                                 2003                2002                     2003                 2002
                                             --------------     ---------------           --------------       -------------
Retail sales, net                                  4,343        $      4,310              $    11,724          $   11,939
                                             --------------     ---------------           --------------       -------------
FIFO/LIFO gross margin                             1,670               1,579                    4,444               4,400
SG&A expenses                                     (1,463)             (1,409)                  (4,103)             (4,051)
                                             --------------     ---------------           --------------       -------------
Segment operating profit                             207        $        170              $       341          $      349
                                             ==============     ===============           ==============       =============

Sales percent increase/(decrease):
    Comparable stores(1)                            1.7%                3.9%                   (0.4)%               3.0%
    Total department stores                         0.2%                3.4%                   (1.9)%               2.0%
    Catalog                                         4.1%              (21.2)%                  (1.4)%             (22.6)%

Ratios as a percent of sales:
    FIFO/LIFO gross margin                         38.5%               36.6%                    37.9%              36.8%
    SG&A expenses                                  33.7%               32.7%                    35.0%              33.9%
    Segment operating profit                        4.8%                3.9%                     2.9%               2.9%


(1) Comparable store sales include sales from stores that have been open for 12 consecutive months. A store's sales become comparable on the first day of the 13th fiscal month.


Segment operating profit for Department Stores and Catalog in this year's third quarter improved 22%, or 90 basis points as a percent of sales, to $207 million compared to $170 million last year. Comparable department store sales gains and continued strengthening in catalog/internet sales, as well as gross margin improvements led to the increase.

Comparable department store sales increased 1.7% in the third quarter, on top of a 3.9% gain last year. Total department store sales increased 0.2%. All merchandise categories, except Women's apparel, generated positive sales gains for the quarter. Sales were driven by strong trends in Home, Back-to-School apparel, Family Shoes and Fine Jewelry. Sales in both Men's and Women's seasonal apparel categories, including outerwear and sweaters, were soft. Unseasonably warm weather across much of the country was a primary factor for the slowdown in seasonal categories.

Catalog/internet sales increased 4.1% for the quarter compared to last year's third quarter, and represented the second consecutive quarterly sales increase. Customers responded favorably to better merchandise assortments, value pricing and certain marketing events, including free shipping. Sales reflected a better print business and an increase in internet sales. Customer response to the Fall/Winter Big Book, certain specialty catalogs and the Christmas catalog has been positive. Total internet sales, which are an integral part of the Company's three-channel retailing strategy, increased more than 45% to $153 million.

As discussed in Note 1, the Company adopted EITF Issue 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," in the first quarter of 2003. This adoption resulted in a decrease in segment operating profit of approximately $2 million in the third quarter and $8 million in the first nine months of 2003.

Gross margin improved 190 basis points as a percent of sales in this year's third quarter, reflecting better execution and continuing benefits from the centralized merchandising model. Benefits of a centralized model resulted in better merchandise offerings, a more integrated marketing plan, more leverage in the buying process and more efficient selection and allocation of merchandise to individual department stores.

                                -18-                  J. C. Penney Company, Inc.

As anticipated, SG&A expenses for the quarter were higher than last year, and were not leveraged as a percent of sales. The increase was from higher non-cash pension expense and reflects the completion of the store distribution center network, or Store Support Centers (SSC's), an integral part of the Company's centralization efforts. All 13 SSC's are currently operational, compared to last year's third quarter when only seven SSC's were open. In addition, investments continue to be made in advertising. Partially offsetting these expense increases were labor savings from programs including centralized checkouts (also referred to as customer service centers) and the elimination of in-store receiving. SG&A expenses were also favorably impacted by the previously announced catalog restructuring initiatives. As part of the turnaround strategy for catalog, since January 2000, the Company has eliminated approximately 40% of catalog's infrastructure, including fulfillment centers, telemarketing centers and outlet stores.

Segment operating profit for the first nine months of 2003 was $8 million lower than last year, principally as a result of weak sales in the first quarter. Comparable store sales declined 0.4% and catalog sales declined 1.4%. Gross margin improved 110 basis points as a percent of sales. The gross margin ratio improved as a result of better merchandise offerings and benefits from the centralized merchandising model, offset to a large extent by the clearance strategies in the second quarter. As anticipated, SG&A dollars for the first nine months of 2003 increased $52 million, and as a percent of sales were higher than last year by 110 basis points. SG&A expenses levels reflect planned increases in advertising, transition costs for the SSC distribution network and higher non-cash pension expense. Offsetting these increases were savings in store labor costs as a result of the transition to centralized checkouts in department stores, catalog expense management and benefits from centralized management of store expenses.

The Company continues to evaluate the productivity of its store base, and for the full year of 2003 management expects to close about 25 domestic department stores (13 closed through the third quarter) and open six stores, including four relocations. In addition, on December 1, 2003, JCP closed on the sale of it Mexico department store operation, which consisted of six department stores.On a combined basis, including the 25 domestic stores and the six Mexico department stores ,square footage wwill be reduced by about 1.8 million gross square feet in 2003. Since the beginning of its turnaround in 2000 through the end of 2003, the Company will have closed approximately 10% of its department stores and reduced square footage by about 10 million square feet.

Looking ahead to the upcoming holiday season, management anticipates favorable trends in the consumer environment. Customers are impacted by, among other things, job growth, low interest rates and energy prices. Overall these factors are currently improving, and for the fourth quarter, Department Stores and Catalog is expected to generate improvements in sales and profit. Comparable department store sales and catalog sales on a 13-week basis are expected to increase low single digits. This fiscal year includes a fifty-third week, which should add sales of about $150 million in department stores and $35 million in catalog, and should add approximately $65 million in additional SG&A expenses.

As the Company continues executing its turnaround strategy for Department Stores and Catalog, steps have been taken to continue to improve the merchandise offerings, present a more integrated and powerful marketing message and lower expenses. The Company's financial goal is to generate segment operating profit of 6-8% of sales by 2005. The successful execution of the turnaround and progress toward improving the profitability of Department Stores and Catalog is impacted by customers' response to the Company's merchandise offerings, competitive conditions, the effects of the current economic conditions, continued improvement of gross margin and the reduction of the expense structure.



                                     -19-             J. C. Penney Company, Inc.

Eckerd Drugstores
($ in millions)                                      13 weeks ended                                39 weeks ended
                                          -------------------------------------           ----------------------------------
                                             Oct. 25,             Oct. 26,                  Oct. 25,            Oct. 26,
                                               2003                 2002                      2003                2002
                                          ---------------      ----------------           -------------      ---------------
 Retail sales, net                               3,642                 3,562              $   11,067         $    10,859
                                          ---------------      ----------------           -------------      ---------------
FIFO gross margin                                  839                   832                   2,556               2,523
LIFO charge                                         (7)                  (9)                     (25)                (33)
                                          ---------------      ----------------           -------------      ---------------
LIFO gross margin                                  832                   823                   2,531               2,490
SG&A expenses                                     (798)                 (744)                 (2,325)             (2,238)
                                          ---------------      ----------------           -------------      ---------------
Segment operating profit                            34                    79              $      206         $       252
                                          ===============      ================           =============      ===============
 Sales percent (decrease)/increase:
    Comparable stores(1)                        (1.0)%                  4.9%                  (0.9)%                 6.2%
    Total sales                                   2.2%                  5.7%                    1.9%                 6.6%

Ratios as a percent of sales:
    FIFO gross margin                            23.0%                 23.3%                   23.1%                23.2%
    LIFO gross margin                            22.8%                 23.1%                   22.9%                22.9%
    SG&A expenses                                21.9%                 20.9%                   21.0%                20.6%
    Segment operating profit                      0.9%                  2.2%                    1.9%                 2.3%


(1) Comparable store sales include the sales from stores that have been open for at least one full year. Comparable store sales include the sales for relocated stores.

Eckerd's segment operating profit was $34 million in this year's third quarter compared to $79 million last year. Sales in both pharmacy and general (front-end) merchandise were softer than planned. As a percent of sales, operating profit declined 130 basis points principally as a result of weak sales trends.

For the quarter, total sales increased 2.2%, while on a comparable basis, store sales decreased 1.0%, pharmacy sales increased 1.4% and front-end sales decreased 6.5% from last year. As a percent of total drugstore sales, pharmacy sales were 71.2% for the quarter, an increase of 140 basis points. Sales to customers covered by third party programs such as managed care organizations, as well as government and private insurance, have continued to increase as a percent of total pharmacy sales. Third party pharmacy sales for the third quarter of 2003 increased 60 basis points to 93.4% of total pharmacy sales. Total pharmacy sales were negatively impacted by approximately 370 basis points from a shift from branded drugs to lower priced generic drugs and other changes in branded drugs, such as Claritin being made available over the counter.

LIFO gross margin for the quarter decreased 30 basis points as a percent of sales compared to last year. The decline was caused principally by front-end margin investments to drive sales, which did not produce results as planned.

SG&A expenses for the quarter increased 7.3% and were 100 basis points higher than last year as a percent of sales. The increase was related principally to higher rent and depreciation expense associated with new, relocated and remodeled stores. The Company remodeled 266 stores and added or relocated another 103 stores through the end of the third quarter, with another 111 new or relocated stores planned for the fourth quarter of 2003. Further, the company opened about 30 stores in late January 2003. Other factors contributing to the increase in SG&A expense were advertising and higher payroll costs resulting from expanded service hours.

Segment operating profit dollars for the first nine months of 2003 were 18.3% below last year, and declined 40 basis points as a percent of sales. Comparable store sales were down 0.9%, while total sales were up 1.9%. LIFO gross margin dollars were up 1.6% compared to last year, and as a percent to sales were flat with last year. SG&A

                                -20-                  J. C. Penney Company, Inc.

expenses were up 3.9%, principally as a result of higher rent and depreciation expenses from the new, relocated and remodeled stores and investments in advertising. As a percent of sales, SG&A expenses were 40 basis points higher than last year.

Looking ahead, the fourth quarter will continue to be challenging. Comparable store sales on a 13-week basis are expected to be down slightly. The fifty-third week should add about $280 million to sales and about $55 million to SG&A expenses. FIFO operating profit for the fourth quarter is expected to be about 25% to 30% below last year.

Eckerd is in the third year of its turnaround initiative. Operating results in the third quarter, as well as the first nine months of 2003, were below original expectations, and these trends are expected to continue in the fourth quarter. Changes continue to be made to the Eckerd business model to improve the fundamentals of the business and long-term competitive position in the industry. To regain sales and profit momentum, Eckerd is focusing on six areas: competitive pricing, competitive marketing, in-stock levels, store environment, customer service and the new and relocated store program. The new and relocated store program is more competitive with other drugstore chains and should serve to increase market share. The technology and operation initiatives underway are expected to benefit the long-term position in the industry. These initiatives include the supply chain initiative (Quantum Leap) and the Pharmacy Vision technology initiative. Quantum Leap is expected to deliver benefits in terms of improving in-stock levels, inventory turns, direct-store deliveries and shrinkage reduction. Quantum Leap will be in about 600 stores by year-end, and will be rolled out in its entirety in 2004. Pharmacy Vision is a program that is intended to drive workflow improvements for pharmacists through features such as centralized pharmacy files and reducing calls to doctors. Management believes that this initiative should ultimately result in lower SG&A costs. Pharmacy Vision will be tested in a group of stores in 2004, and management plans for the technology to be rolled out to all the stores in the next two to three years. The successful continuation of the Eckerd turnaround is dependent on Eckerd's ability to attract and retain customers through various marketing and merchandising programs, to secure suitable new drugstore locations at favorable lease terms, to attract and retain qualified pharmacists, and to maintain favorable reimbursement rates from managed care organizations, governmental and other third-party payors.

As previously announced, the Company is currently in the process of evaluating strategic alternatives for Eckerd and expects to make an announcement by the end of the year. Among the options under consideration for Eckerd are retention, merger, spin-off or sale.

Other Unallocated
------------------

Other unallocated consists of real estate activities, investment transactions, and other items that are related to corporate initiatives or activities, which are not allocated to an operating segment but are included in total Company operating results. Other unallocated for the third quarter of 2003 was a net charge of $6 million, which consisted of $8 million of asset impairments, $3 million of expense related primarily to remaining lease obligations for closed units, $1 million of other unit closing costs, $8 million of operating income from real estate activities and $2 million of other corporate costs. Other unallocated for the third quarter of 2002 was a net charge of $4 million, which included $8 million of asset impairments on certain underperforming department stores, remaining lease obligations for units scheduled to close and other unit closing activities, $2 million of gains on the sale of closed units, $5 million of operating income from real estate activities and a $3 million loss from third party fulfillment and other corporate activities.

For the first nine months of 2003, other unallocated was a net credit of $12 million, which included $51 million of net gains on the sale of closed units, $22 million of accelerated depreciation primarily related to the closing of certain catalog facilities, $17 million of asset impairments, $11 million of expenses related primarily to remaining lease obligations for closed units, $1 million of other unit closing costs, $18 million of operating income from real estate activities and $6 million of other corporate expenses. Other unallocated for the first nine months of 2002 was a net expense of $19 million and included $38 million of asset impairments on certain underperforming department stores, remaining lease obligations for units scheduled to close and other unit closing activities, $15

                                -21-                  J. C. Penney Company, Inc.

million of net gains on the sale of closed units, $17 million of income from real estate operations and a $13 million loss from third party fulfillment and other corporate activities.


Net Interest Expense
--------------------

($ in millions)                                      13 weeks ended                                39 weeks ended
                                          -------------------------------------           ----------------------------------
                                             Oct. 25,             Oct. 26,                  Oct. 25,            Oct. 26,
                                               2003                 2002                      2003                2002
                                          ---------------      ----------------           -------------      ---------------
Interest expense                                   113                   106              $      342                 325
Short-term interest income                          (6)                   (9)                    (23)                (34)
                                          ---------------      ----------------           -------------      ---------------
  Net interest expense                             107                    97              $      319         $       291
                                          ===============      ================           =============      ===============


Net interest expense for the quarter, as well as the first nine months, is higher than last year primarily because the Company's average long-term borrowing levels are higher, reflecting the issuance of the $600 million 8% Notes Due 2010 issued in February 2003. Additionally, the average interest rate on the long-term debt was slightly higher and returns on cash investments were lower for both the quarter and year-to-date.


Acquisition Amortization
------------------------

Amortization of intangible assets related to major business acquisitions was $7 million and $8 million for third quarter of 2003 and 2002, respectively. Acquisition amortization was $25 million for the first nine months of 2003 and 2002. The Company expects to record approximately $40 million of acquisition amortization for the full year of 2003.


Income Taxes
-------------

The Company's effective income tax rate was 33.7% for the third quarter and 34.5% for the first nine months of 2003 compared with 36.3% and 36.4% for the same periods last year. The improved rate is primarily due to increased utilization of state tax benefits. The effective tax rate is less than the statutory rate due primarily to the deductibility of dividends paid to the employee stock ownership plan. The state effective tax rate (net of federal benefit) for the first nine months of 2003 is 2.75%.


Merchandise Inventories
------------------------

On October 25, 2003, consolidated merchandise inventories on the first-in, first-out (FIFO) basis were $6,488 million compared to $6,353 million at October 26, 2002 and $5,348 million at January 25, 2003. The 2.1% increase compared to last year's third quarter reflects higher inventories primarily in Department Stores and Catalog.

Inventories on a FIFO basis for the Department Stores and Catalog segment totaled $3,993 million and $3,887 million at October 25, 2003 and October 26, 2002, respectively. Inventory levels entering the fourth quarter are up about 2% in comparable stores, and are balanced and in line with sales expectations. Inventories are well positioned in basic merchandise and fresh, new assortments, as well as key categories and gift items for the holiday selling season.

Eckerd Drugstore inventories on a FIFO basis totaled $2,495 million at the end of the quarter compared to $2,466 million at the end of last year's third quarter, and increased about 1.9% on a comparable store basis. This increase is due primarily to additional inventory for relocated stores as well as higher levels of store inventory to help Eckerd's in-stock position.


                                -22-                  J. C. Penney Company, Inc.

The current cost of consolidated inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $428 million at October 25, 2003, $410 million at October 26, 2002 and $403 million at January 25, 2003. The drugstore segment comprises the majority of the LIFO reserve and is predominantly the result of inflation on pharmacy inventories.


Liquidity and Capital Resources
-------------------------------

The Company's financial condition remains strong, with approximately $1.9 billion in cash and short-term investments as of October 25, 2003. Cash levels are lower than earlier in the year due to seasonal inventory build-up and the $300 million pension contribution made in October 2003. Long-term debt, including current maturities, at the end of the quarter was $5.6 billion. Long-term debt net of cash and short-term investments was $3.7 billion. Included in the total cash and short-term investment balances were restricted short-term investment balances of $87 million, which are pledged as collateral for import letters of credit not included in the bank credit facility and for a portion of casualty program liabilities. Cash flow used in operating activities for the first nine months of 2003 was $362 million compared to cash flow generated from operating activities of $367 million in the comparable period of 2002. The decrease was primarily due to the third quarter 2003 cash contribution to the Company's qualified pension plan and a more normalized level of accounts payable relative to merchandise inventories in 2003.

On December 1, 2003, JCP closed on the sale of its holding and operating companies comprising JCPenney's Mexico department store operation (six department stores). This transaction was effective November 30, 2003, and was previously announced on October 29, 2003, when an agreement was signed by JCP,
J. C. Penney Mexico, Inc. and Grupo Sanborns S.A. de C.V. of Mexico City. The Company's book loss was approximately $40 million, $13 million net of tax, or $0.05 per share. This transaction is expected to result in positive cash flow of approximately $25 million, including future anticipated tax benefits. The majority of the $40 million loss on the sale is related to previously unrealized currency translation losses accumulated since operations began in 1995 that have previously been reflected through reductions to stockholders' equity. In accordance with SFAS No. 52, "Foreign Currency Translation," upon completion of the sale, the accumulated translation adjustment will be removed from the separate component of equity and reported as part of the loss on the sale.

As of October 25, 2003, the end of the third quarter of 2003, due to significant uncertainties surrounding the resolution of closing conditions including regulatory approvals from the Mexican government, the above sale transaction did not meet the criteria in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to be reflected as a discontinued operation. Subsequent to the end of the third quarter of 2003, with the resolution of these uncertainties and the closing of the sale in the fourth quarter of 2003, the Mexico JCPenney department store operation will be classified as a discontinued operation in the fourth quarter of 2003, as well as any prior periods that may be presented.

On November 17, 2003, the remaining outstanding 6.125% Notes due 2003, totaling $246 million, matured and were paid in full.

On August 15, 2003, bondholders exercised their option to redeem approximately $117 million of the $119 million 6.9% Debentures Due 2026. On the same date, JCP retired $37.5 million of its 8.25% Debentures Due 2022 at par, through the mandatory sinking fund payment of $12.5 million and available optional sinking fund payments totaling $25 million. Also in August 2003, JCP purchased approximately $12.8 million of the 8.25% Sinking Fund Debentures Due 2022. Year-to-date, approximately $16.9 million of these Debentures have been purchased and will be applied to unspecified future mandatory sinking fund payments.

During the second quarter of 2003, JCP retired $25 million of its 9.75% Debentures Due 2021 at par through the mandatory sinking fund payment and an optional sinking fund payment.


                                -23-                  J. C. Penney Company, Inc.

During the first quarter, the Company completed two transactions that strengthened its overall liquidity position. First, on February 3, 2003, the Company raised approximately $50 million by securitizing additional Eckerd managed care receivables (See Note 6). Second, on February 28, 2003, JCP issued $600 million principal amount of unsecured 8% Notes Due 2010 ("Notes") at an effective rate of 8.125% with J.C. Penney Company, Inc. as co-obligor (See Note
9). Additional liquidity strengths include the available $1.5 billion credit facility discussed in the 2002 10-K and significant unencumbered assets that could be used to secure additional short-term funding, if needed. No borrowings, other than the issuance of trade and stand-by letters of credit, which totaled $219 million as of the end of the third quarter of 2003, have been made under this credit facility. The Company was in compliance with all financial covenants of the credit facility at October 25, 2003.

For the remainder of 2003, management believes that cash flow generated from operations, combined with the short-term investment position, will be adequate to fund cash requirements for capital expenditures, working capital and dividend payments and, therefore, no external funding will be required. The payment of dividends is subject to approval by the Company's Board of Directors. Management does not currently expect to access the capital markets for any external financing for the remainder of 2003. However, the Company manages its financial position on a multi-year basis and may access the capital markets on an opportunistic basis. On May 29, 2003, Standard & Poor's (S&P) downgraded the Company's corporate credit, senior unsecured and secured bank loan ratings to BB+ from BBB-. This change brought the S&P rating more in line with the Moody's and Fitch ratings. This change has not impacted the Company's liquidity or financial position as the lower credit rating had already been incorporated into the long-term financing strategy. Management believes that the Company's financial position will continue to provide the financial flexibility to support its turnaround initiatives.

Operating cash flows may be impacted by many factors, including the competitive conditions in the retail industry and the effects of the current economic conditions. Based on the nature of the Company's businesses, management considers the above factors to be normal business risks.

Capital expenditures were $544 million through the first nine months of 2003 compared with $451 million for the comparable 2002 period. This year's investments were primarily to support the implementation of the SSC distribution network for department stores, department store modernizations and renewals and technology improvements, as well as for new and relocated Eckerd drugstores and the continued remodeling of existing Eckerd drugstores. Management currently expects capital expenditures for the full year will be somewhat less than $900 million, about evenly split between department stores and Eckerd.

A quarterly dividend of $0.125 per share on the Company's outstanding common stock was paid on November 1, 2003 to stockholders of record on October 10, 2003.



                                   -24-               J. C. Penney Company, Inc.

Stock Option Accounting
------------------------

As discussed in the 2002 10-K, the Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," which does not require recognition of expense for stock options when the exercise price of an option equals, or exceeds, the fair market value of the common stock on the date of grant. Among other reasons, the Company follows APB 25 accounting because management believes the impact of options is already factored into the earnings calculation through the dilutive effect of option shares.

The Financial Accounting Standards Board (FASB) is currently reviewing the rules governing stock option accounting and has made a tentative decision to require expense recognition of stock options in the statement of operations. The FASB intends to develop revised rules that would be effective for 2004. The Company will adopt any new rules required by the FASB when they are effective. The pro forma impact on the third quarters and first nine months of 2003 and 2002 of expensing unvested stock options is disclosed in Note 1 to the unaudited Interim Consolidated Financial Statements.


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


Seasonality
-----------

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one-third of annual sales and comprise about 45% of the Company's annual profits. Accordingly, the results of operations for the 13 and 39 weeks ended October 25, 2003 are not necessarily indicative of the results for the entire year.

                                -25-                  J. C. Penney Company, Inc.

Item 3 - Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risks in the normal course of business due to changes in interest rates and currency exchange rates. The Company's market risks related to interest rates at October 25, 2003 are similar to those disclosed in the Company's 2002 10-K. For the 39 weeks ended October 25, 2003 the other comprehensive income on foreign currency translation was $22 million. Due to the relatively small size of foreign operations, management believes that its exposure to market risk associated with foreign currencies would not have a material impact on its financial condition or results of operations.


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


                                -26-                  J. C. Penney Company, Inc.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Company has no material legal proceedings pending against it.


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

          Exhibit No.        Description
          -----------       ------------

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

               32.1 Certification of Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     The Company filed the following report on Form 8-K during the period covered in this report:

          o Current Report on 8-K dated August 12, 2003 (Item 12--Results of Operations and Financial Condition)



                                -27-                  J. C. Penney Company, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        J. C. PENNEY COMPANY, INC.
                                        By   /s/ W. J. Alcorn
                                        ------------------------------
                                        W. J. Alcorn
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)









Date: December 8, 2003







                                -28-                  J. C. Penney Company, Inc.

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


Date:  December 8, 2003.

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

Date:  December 8, 2003.

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

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending October 25, 2003 (the "Report"), I, Allen Questrom, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 8th day of December 2003.

                                           /s/ Allen Questrom
                                           ____________________________
                                           Allen Questrom
                                           Chairman and Chief Executive Officer

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending October 25, 2003 (the "Report"), I, Robert B. Cavanaugh, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 8th day of December 2003.

                                                 /s/ Robert B. Cavanaugh
                                                 _____________________________
                                                 Robert B. Cavanaugh
                                                 Executive Vice President and
                                                 Chief Financial Officer