Form 10-K
period 2004-01-31
J C PENNEY CO INC
filed 2004-04-08
CIK 1166126

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-15274

J. C. PENNEY COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0037077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6501 Legacy Drive, Plano, Texas 75024-3698

(Address of principal executive offices)

(Zip Code)

(972) 431-1000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock of 50¢ par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 26, 2003): $ 5,219,042,852.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

278,440,451 shares of Common Stock of 50 cents par value, as of April 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

	Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated

1.	J. C. Penney Company, Inc.	Part I, Part II, and
	2003 Annual Report to Stockholders	Part IV

2.	J. C. Penney Company, Inc.	Part III
2004 Proxy Statement

3.	J. C. Penney Funding Corporation	Part I and Part IV
Form 10-K for fiscal year 2003

PART I

1.	Business.

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

JCPenney was founded by James Cash Penney in 1902; JCP was incorporated in Delaware in 1924 and the Company was incorporated in Delaware in January 2002. The Company has grown to be a major retailer, operating 1,020 JCPenney department stores in 49 states and Puerto Rico. In addition, the Company operates 58 Renner department stores in Brazil. The Company’s business consists of providing merchandise and services to consumers through Department stores and Catalog/Internet. Department stores and Catalog/Internet generally serve the same customers and have virtually the same mix of merchandise. In addition, department stores accept returns from sales initiated in department stores, catalog or via the Internet. The Company markets family apparel, jewelry, shoes, accessories and home furnishings. During the fourth quarter of 2003, the Company’s Board of Directors authorized Company management to sell the Eckerd drugstore operation. Eckerd’s net assets have been classified as “held for sale” and their results of operations and financial position reported as a discontinued operation as of year-end 2003.

In 2001, JCP closed on the sale of its J. C. Penney Direct Marketing Services, Inc. (“DMS”) assets, including its J. C. Penney Life Insurance subsidiaries and related businesses to a U.S. subsidiary of AEGON, N.V. (“AEGON”). DMS was reflected as a discontinued operation in the 2000 Annual Report. Concurrent with the 2001 closing, JCP entered into a 15-year strategic licensing and marketing services arrangement with AEGON designed to offer an expanded range of financial and membership services products to JCPenney customers. Over the term of this arrangement, the Company will receive fee income related to the marketing and sale of certain financial products and membership services. Such amount will be recognized as earned in the Company’s financial statements.

Effective on November 30, 2003, the Company closed on the sale of its six Mexico department stores to Grupo Sanborns S.A. de C.V. of Mexico City. The stock sale transaction, which included the Mexico holding company and operating companies, comprising the Company’s Mexico department store operation, resulted in a loss of $14 million, net of a $27 million tax benefit. The loss was principally related to currency translation losses of $25 million accumulated since operations began in 1995 that were previously reflected as reductions to stockholders’ equity.

The business of marketing merchandise and services is highly competitive. The Company is one of the largest department store retailers in the United States and it has numerous competitors. Many factors enter into the competition for the consumer’s patronage, including price, quality, style, service, product mix, convenience and credit availability. The Company’s annual earnings depend to a significant extent on the results of operations for the last quarter of its fiscal year. Fourth quarter operating profit for the past few years has averaged about half of the full year amount.

Information contained in the Company’s 2003 Annual Report to Stockholders regarding certain aspects of the business of the Company included under the captions of “Discontinued Operations” (pages 31 to 32), and which appears in the section entitled “Notes to the Consolidated Financial Statements”, “Five-Year Financial Summary (Unaudited)” (page 43), and “Five-Year Operations Summary (Unaudited)” (page 44), all as set forth in the Company’s 2003 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 1 of Form 10-K.

The Company’s Annual Reports on Form 10-K (since April 13, 1994), quarterly reports on 10-Q (since June 10, 1994), current reports on Form 8-K (since June 22, 1994) and all related amendments are available free of charge by accessing the Company’s website at www.jcpenney.net.

In addition, information about J. C. Penney Funding Corporation, a wholly-owned consolidated subsidiary of JCP, which appears in Item 1 of its separate Annual Report on Form 10-K for the fiscal year ended January 31, 2004, is incorporated herein by reference and filed hereto as Exhibit 99(a) in response to Item 1 of Form 10-K.

Significant Transactions Since January 31, 2004

On April 4, 2004, the Company and certain of its subsidiaries signed definitive agreements with The Jean Coutu Group (PJC) Inc. (“Coutu”), and CVS Corporation and CVS Pharmacy, Inc. (“CVS”) for the sale of the Company’s Eckerd drugstore operations for a total of $4.525 billion in cash. In the Coutu transaction, the Company and its indirect wholly-owned subsidiary, TDI Consolidated Corporation, will sell the stock of Eckerd Corporation (“Eckerd”), Genovese Drug Stores, Inc. (“Genovese”), and Thrift Drug, Inc. (“Thrift”) for $2.375 billion. Coutu will acquire Eckerd drugstores and support facilities located in thirteen Northeast and mid-Atlantic states, as well as the Eckerd Home Office located in Florida. In the CVS transaction the

Company, Eckerd, Genovese, Thrift, and Eckerd Fleet, Inc. will sell Eckerd drugstores and support facilities located in the remaining southern states, principally Florida and Texas, and Eckerd’s pharmacy benefits management, mail order, and specialty pharmacy businesses, to CVS for $2.150 billion. After closing adjustments, taxes, fees and other expenses relating to the transactions, the Company expects to generate approximately $3.5 billion in cash proceeds. Closing of the transactions, which are subject to normal and customary regulatory approvals, is anticipated to occur by the end of the fiscal second quarter of 2004.

In the fourth quarter of 2003, JCPenney classified Eckerd as a discontinued operation and recorded an adjustment to reflect the estimated fair value of its investment in Eckerd. The Company also recorded the estimated tax liability that would be due upon the closing of a transaction. Additional fair value and tax liability adjustments related to the sale, if any, will be recorded in the first quarter of 2004.

Suppliers. The Company (excluding Eckerd) purchases its merchandise from approximately 3,278 domestic and foreign suppliers, many of which have done business with the Company for many years. In addition to its Plano, Texas Home Office, the Company, through its international purchasing subsidiary, maintained buying offices in fourteen foreign countries and quality assurance inspection offices in an additional ten foreign countries as of January 31, 2004.

Employment. The Company and its consolidated subsidiaries (excluding Eckerd) employed approximately 147,000 persons as of January 31, 2004.

Environment. Environmental protection requirements did not have a material effect upon the Company’s operations during fiscal 2003. While management believes it unlikely, it is possible that compliance with such requirements will lengthen lead-time in expansion plans and increase construction, and, therefore, operating costs due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

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

At January 31, 2004, the Company operated 3,877 retail stores, comprised of 1,020 JCPenney department stores, 58 Renner department stores and 2,799 drugstores, throughout the United States, Puerto Rico and Brazil, of which 213 JCPenney department stores, four Renner department stores and 62 drugstores were owned. The Company also owned and operated four catalog fulfillment centers. The Company operated thirteen store support centers, and owned and operated three regional warehouses. The Company owned its Home Office facility and Renner’s corporate headquarters in Porto Allegre, Brazil. In addition, the Company owned as part of its Home Office approximately 240 acres of property in Plano, Texas, adjacent to the facility. Information relating to certain of the Company’s facilities included under the caption “Five-Year Operations Summary (Unaudited),” which appears on page 44 of the Company’s 2003 Annual Report to Stockholders, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 2 of Form 10-K.

3.	Legal Proceedings.

Gayle G. Pitts, et al v. J. C. Penney Company, Inc., J. C. Penney Direct Marketing Services, Inc. (“DMS”), J. C. Penney Life Insurance Company n/k/a Stonebridge Insurance Company (“JCPenney Life”), J. C. Penney International Insurance Group, Inc., AEGON Special Markets Group, Inc., n/k/a AEGON Direct Marketing Services, Inc., and AEGON USA, Inc., No. 01-03395-F, in the 214th Judicial District Court of Nueces County, Texas; and Appellant(s): Stonebridge Life Insurance Company f/k/a J. C. Penney Life Insurance Company; J. C. Penney Direct Marketing Services, Inc.; J. C. Penney Company, Inc.; J. C. Penney International Insurance Group, Inc.; AEGON USA, Inc.; and AEGON Special Markets Groups, Inc. n/k/a AEGON Direct Marketing Services, Inc. v. Gayle G. Pitts, et al, No. 13-02540-CV, in the Court of Appeals for the Thirteenth District of Texas.

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

In September 2002, the trial court certified the Lawsuit as a national class action. There are approximately 14.6 million class members. Defendants have appealed the certification order to the Texas Court of Appeals in Corpus Christi, Texas. The Severed Lawsuit was originally pled as a class action, but the plaintiffs amended their petition and now assert only individual claims.

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

No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 2003.

Executive Officers of the Registrant

The following is a list, as of April 1, 2004, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP. References to JCPenney positions held during fiscal years 2001 and earlier (prior to the creation of the holding company) are for JCP. There is no family relationship between any of the named persons.

Name	Offices and other positions held with the Company	Age
Allen Questrom	Chairman of the Board and Chief Executive Officer; Director	63
Vanessa J. Castagna	Executive Vice President, Chairman and Chief Executive Officer - JCPenney Stores, Catalog and Internet	54
Robert B. Cavanaugh	Executive Vice President and Chief Financial Officer	52
Gary L. Davis	Executive Vice President, Chief Human Resources and Administration Officer	61
J. Wayne Harris	Executive Vice President, Chairman and Chief Executive Officer - Eckerd Drug Stores	64
Charles R. Lotter	Executive Vice President, Secretary and General Counsel	66
Stephen F. Raish	Executive Vice President and Chief Information Officer	53

Mr. Questrom has served as Chairman of the Board and Chief Executive Officer of the Company since September 2000. He has served as a director of J. C. Penney Corporation, Inc. since 2002. Prior to joining the Company, Mr. Questrom served as Chairman of the Board from 1999 to January 2001, and Chief Executive Officer from 1999 to 2000, of Barney’s New York, Inc., Chairman of the Board and Chief Executive Officer of Federated Department Stores, Inc. from 1990 to 1997, and President and Chief Executive Officer of Neiman Marcus Stores from 1988 to 1990. He was the senior policy maker in these positions. Prior to assuming these positions, Mr. Questrom held executive, senior management, and senior merchandise manager positions at Federated Department Stores.

Ms. Castagna has served as Executive Vice President, Chairman and Chief Executive Officer – JCPenney Stores, Catalog and Internet for J. C. Penney Company, Inc. since May 2003, and for JCP since July 2002. Ms. Castagna served as Executive Vice President, President and Chief Operating Officer of JCPenney Stores, Catalog and Internet from May 2001 to March 2003, and from 1999 to May 2001, Ms. Castagna served as Executive Vice President and Chief Operating Officer of JCPenney Stores, Merchandising and Catalog. Prior to joining the Company, Ms. Castagna served as Senior Vice President and General Merchandise Manager for women’s and children’s accessories and apparel at Wal-Mart Stores Division since 1996. Ms. Castagna’s responsibilities at Wal-Mart also included product, trend, and brand development for family apparel. She joined Wal-Mart in 1994 as Senior Vice President and General Merchandising Manager for home decor, furniture, crafts and children’s apparel. Prior to joining Wal-Mart, Ms. Castagna served in several senior level positions in the retailing industry, including Senior Vice President, General Merchandising Manager for women’s and juniors for Marshalls stores, a division of TJX Companies, and Vice President, Merchandising—Women’s at Target Stores, a division of Dayton Hudson Corporation (now known as Target Corporation).

Mr. Cavanaugh was elected Executive Vice President and Chief Financial Officer of the Company effective January 2, 2001. He was elected Senior Vice President and Chief Financial Officer of Eckerd Corporation, a subsidiary of the Company, in 1999, and served in that position through January 1, 2001. From 1996 to 1999 he served as Vice President and Treasurer of the Company. He has served as a director of Eckerd Corporation since 2001, and a director of J. C Penney Corporation, Inc. since 2002.

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

Mr. Harris has served as Executive Vice President, Chairman and Chief Executive Officer - Eckerd Drug Stores, since May 2001. Mr. Harris has served as Chairman of the Board and Chief Executive Officer of Eckerd Corporation, a subsidiary of the Company, since October 1, 2000. Prior to joining the Company, Mr. Harris served as Chairman of the Board and Chief Executive Officer of The Grand Union Company from 1997 to 2000, and he served as Chairman of the Board and Chief Executive Officer of Canadian Co./the Great Atlantic & Pacific Company 1995 to 1997, and held various other executive and senior management positions with the Great Atlantic & Pacific Company, and also The Kroger Co.

Mr. Lotter was elected an Executive Vice President of the Company in 1993. He was elected Senior Vice President, General Counsel and Secretary in 1987. He has served as a director of Eckerd Corporation since 1996 and a director of J. C. Penney Corporation, Inc. since 2002.

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

PART II

5.	Market for and Dividends on Registrant’s Common
Equity and Related Stockholder Matters.

The Company’s Common Stock is traded principally on the New York Stock Exchange, as well as on other exchanges in the United States. In addition, the Company has authorized 25 million shares of Preferred Stock, of which 505,759 shares of Series B ESOP Convertible Preferred Stock were issued and outstanding at January 31, 2004. Additional information relating to the Common Stock and Preferred Stock of the

Company included under the captions “Consolidated Statements of Stockholders’ Equity” (page 24), “Capital Stock” (page 34), and “Quarterly Data (unaudited)” (page 43), which appear in the Company’s 2003 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 5 of Form 10-K.

6.	Selected Financial Data.

Information for the fiscal years 1999-2003 included in the “Five-Year Financial Summary (Unaudited)” on page 43 of the Company’s 2003 Annual Report to Stockholders is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 6 of Form 10-K.

7.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

The discussion and analysis included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appears in the Company’s 2003 Annual Report to Stockholders, beginning on page 6 thereof, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7 of Form 10-K.

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

The Company’s outstanding long-term debt as of January 31, 2004, is at fixed interest rates and would not be affected by interest rate changes. Future borrowings under the Company’s multi-year revolving credit facility, to the extent that fluctuating rate loans were used, would be affected by interest rate changes. As of January 31, 2004, no cash borrowings were outstanding under the facility, and approximately $227 million in letters of credit were supported by this facility. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

See the discussion and analysis under “Fair Value of Financial Instruments” and “Short-Term Debt” which appear in the Company’s 2003 Annual Report to Stockholders on page 33, and which are incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7A of Form 10-K.

8.	Financial Statements and Supplementary Data.

The Consolidated Balance Sheets of J. C. Penney Company, Inc. and subsidiaries as of January 31, 2004, and January 25, 2003, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended January 31, 2004, appearing on pages 22 through 25 of the Company’s 2003 Annual Report to Stockholders, together with the Independent Auditors’ Report of KPMG LLP, independent certified public accountants, appearing on page 21 of the Company’s 2003 Annual Report to Stockholders, the Notes to the Consolidated Financial Statements on pages 26 through 42, and the quarterly financial highlights (“Quarterly Data (unaudited)”) appearing on page 43 thereof, are incorporated by reference and filed hereto as Exhibit 13 in response to Item 8 of Form 10-K.

9.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.

9A.	Disclosure Controls.

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Annual Report on Form 10-K is made known to them by others on a timely basis.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART III*

10.	Directors and Executive Officers of the Registrant.*

Executive Officers of the Registrant

The section of Item 1 of this Form 10-K entitled “Executive Officers of the Registrant” is incorporated by reference into this Item 10.

Codes of Ethics, Corporate Governance Guidelines and Committee Charters

The Company has adopted a code of ethics for directors which is known as the “Code of Business Conduct and Ethics for the Board of Directors”, and a code of ethics for officers and employees, which applies to, among others, the Company’s principal executive officer, principal financial officer, and controller, and which is known as the “Statement of Business Ethics for Associates”. Both codes of ethics are available on the Company’s website at www.jcpenney.net. Additionally, the Company will provide copies of these codes without charge upon request made to:

J. C. Penney Company, Inc.

Office of Investor Relations

P.O. Box 10001

Dallas, TX 75301-4301

(Telephone 972-431-3436)

The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Statement of Business Ethics for Associates by posting such information on the Company’s website at www.jcpenney.net.

A copy of the Company’s Corporate Governance Guidelines, and copies of the Company’s Audit, Compensation and Nominating Committee Charters, are also available on the Company’s website at www.jcpenney.net. Copies of these will likewise be provided without charge upon request made to the address or telephone number set forth above.

11.	Executive Compensation.*

12.	Security Ownership of Certain Beneficial
Owners and Management and Related Stockholder Matters.*

Equity Compensation Plan Information

The following table provides information, as of January 31, 2004, regarding shares outstanding and available for issuance under existing stock option plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation Plans approved by security holders	20,977,000	$28.37	8,700,000
Equity compensation plans not approved by security holders	3,500,000	16.06	—
Total	24,477,000	$26.61	8,700,000

The J. C. Penney Company, Inc. 2000 New Associate Equity Plan (the “2000 Plan”) was adopted by JCP’s Board of Directors in July 2000, as a limited plan designed to create an equity pool to be issued to non-associates as an inducement to their entering into employment contracts with the Company. A total of 5,500,000 shares were authorized for issuance under the 2000 Plan; only one option issuance, of options to purchase 3,500,000 shares, was made pursuant to the 2000 Plan. The 2000 Plan was in effect from September 12, 2000, until June 1, 2001, when the J. C. Penney Company, Inc. 2001 Equity Compensation Plan, which received stockholder approval, took effect. Pursuant to the 2000 Plan, options for 3,500,000 shares remain issued, outstanding and unexpired. The last of these option grants will expire on September 12, 2010.

13.	Certain Relationships and Related Transactions.*

14.	Principal Accountant Fees and Services.*

* Pursuant to General Instruction G to Form 10-K, the information called for by Items 10 (to the extent not set forth in Part I hereof, or otherwise in Item 10 above), 11, 12 (with the exception of Company equity compensation plan information which is described in Item 12 above), 13 and 14 is incorporated by reference to the Company’s 2004 Proxy Statement, the final copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 8, 2004.

PART IV

15.	Exhibits, Financial Statement Schedules, and
Reports on Form 8-K.

(a) 1. All Financial Statements. See Part II, Item 8 of this Annual Report on Form 10-K for financial statements incorporated by reference to the Company’s 2003 Annual Report to Stockholders.

(a) 2. Financial Statement Schedule. Schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related financial information included in the Company’s 2003 Annual Report to Stockholders incorporated herein by reference and filed hereto as Exhibit 13.

Separate financial statements are filed for J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary of JCP, in its separate Annual Report on Form 10-K for the 53 weeks ended January 31, 2004, which financial statements, together with the Independent Auditors’ Report of KPMG LLP thereon, are incorporated herein by reference and filed hereto as Exhibit 99(b).

(a) 3. Exhibits. See separate Exhibit Index on pages i through ix.

(b) Reports on Form 8-K during the fourth quarter of fiscal 2003.

The Company filed the following reports on Form 8-K during the fourth quarter of 2003:

•	Current Report on 8-K dated October 29, 2003 (Item 5 – Other Events and Regulations FD Disclosure; Item 7 – Financial Statements and Exhibits).

•	Current Report on 8-K dated November 11, 2003 (Item 12 – Results of Operations and Financial Condition).

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

Dated: April 8, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

A. I. Questrom* A. I. Questrom	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	April 8, 2004

R. B. Cavanaugh R. B. Cavanaugh	Executive Vice President and Chief Financial Officer (principal financial officer)	April 8, 2004

W. J. Alcorn* W. J. Alcorn	Senior Vice President and Controller (principal accounting officer)	April 8, 2004

C. C. Barrett* C. C. Barrett	Director	April 8, 2004

M. A. Burns* M. A. Burns	Director	April 8, 2004

M. K. Clark* M. K. Clark	Director	April 8, 2004

T. J. Engibous	Director	April 8, 2004

K. B. Foster* K. B. Foster	Director	April 8, 2004

V. E. Jordan, Jr.* V. E. Jordan, Jr.	Director	April 8, 2004

B. Osborne* B. Osborne	Director	April 8, 2004

J. C. Pfeiffer* J. C. Pfeiffer	Director	April 8, 2004

A. W. Richards* A. W. Richards	Director	April 8, 2004

L. H. Roberts* L. H. Roberts	Director	April 8, 2004

C. S. Sanford, Jr.* C. S. Sanford, Jr.	Director	April 8, 2004

R. G. Turner* R. G. Turner	Director	April 8, 2004

*By:	/s/ R. B. Cavanaugh

R. B. Cavanaugh Attorney-in-fact

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

4.	Instruments defining the rights of security holders, including indentures

(a)	Indenture, dated as of October 1, 1982, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(a) to Company’s Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

(b)	First Supplemental Indenture, dated as of March 15, 1983, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(b) to Company’s Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

(c)	Second Supplemental Indenture, dated as of May 1, 1984, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(c) to Company’s Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

(d)	Third Supplemental Indenture, dated as of March 7, 1986, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(d) to Company’s Registration Statement on Form S-3, SEC File No. 33-3882).

(e)	Fourth Supplemental Indenture, dated as of June 7, 1991, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(e) to Registrant’s Registration Statement on Form S-3, SEC File No. 33-41186).

(f)	Indenture, dated as of April 1, 1994, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(a) to Company’s Registration Statement on Form S-3, SEC File No. 33-53275).

(g)	Guaranty dated as of February 17, 1997, executed by JCP, (incorporated by reference to Exhibit 4(c) to J. C. Penney Funding Corporation’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

(i)	Indenture, dated as of October 15, 2001, between JCP and The Bank of New York, Trustee (incorporated by reference to Exhibit 4(a) to Company’s Registration Statement on Form S-3 filed November 29, 2001, SEC File No. 333-74122).

(j)	Rights Agreement, dated as of January 23, 2002, by and between Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4 to Company’s Form 8-K dated January 27, 2002, SEC File No. 001-15274).

(k)	Fifth Supplemental Indenture, dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of October 1, 1982 (incorporated by reference to Exhibit 4(o) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(l)	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994 (incorporated by reference to Exhibit 4(p) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(m)	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and The Bank of New York, Trustee to Indenture dated as of October 15, 2001 (incorporated by reference to Exhibit 4(a)(ii) to Company’s Registration Statement on Form S-3, SEC File No. 333-74122).

(n)

First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and JPMorgan Chase Bank, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of May 1, 1981 (incorporated by reference to

Exhibit 4(r) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(o)	Registration Rights Agreement for Convertible Subordinated Notes dated October 15, 2001, between JCP and Initial Purchasers (incorporated by reference to Exhibit 4(s) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(p)	Credit Agreement dated as of May 31, 2002, among the Company, JCP, J.C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Wachovia Bank, National Association, as Letter of Credit Agent (incorporated by reference to Exhibit 10.1 to Company’s Form 8-K dated June 5, 2002, SEC File No. 1-15274).

(q)	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Institution) to Indenture dated as of April 1, 1994 (incorporated by reference to Exhibit 4 to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10 percent of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

10.	Material contracts

(i)	Other than Compensatory Plans or Arrangements

(a)	Loan Agreement dated as of January 28, 1986 between JCP and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 4 to Company’s Current Report on Form 8-K, Date of Report – January 28, 1986*).

(b)	Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between JCP and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 1 to Company’s Current Report on Form 8-K, Date of Report - December 31, 1986*).

(c)	Amendment No. 2 to Loan Agreement dated as of January 28, 1986 between JCP and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 10(i)(e) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

(d)	Agreement dated as of September 30, 2000, between JCP and J. E. Oesterreicher (incorporated by reference to Exhibit 10(c) to Company’s Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 28, 2000*).

(e)	Asset Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc.,

Genovese Drug Stores, Inc., Eckerd Fleet, Inc., CVS Pharmacy, Inc. and CVS Corporation.

(f)	Stock Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., TDI Consolidated Corporation, and The Jean Coutu Group (PJC) Inc.

(ii)	Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (c) of this Report

(a)	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan (incorporated by reference to Exhibit 10(k) to Company’s Annual Report on Form 10-K for the 52 week period ended January 28, 1989*).

(b)	J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit A to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 19, 1989*).

(c)	February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit 10(ii)(k) to Company’s Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

(d)	February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(k) to Company’s Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

(e)	J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit A to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993*).

(f)	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit 10(ii)(l) to Company’s Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

(g)	November 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(n) to Company’s Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

(h)	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan (incorporated by reference to Exhibit B to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993*).

(i)	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan (incorporated by reference to Exhibit 10(ii)(m) to Company’s Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

(j)	J. C. Penney Company, Inc. Deferred Compensation Plan as amended through July 14, 1993 (incorporated by reference to Exhibit 10(a) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 31, 1993*).

(k)	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended effective April 9, 1997 (incorporated by reference to Exhibit 10(a) to Company’s Quarterly Report on Form 10-Q for the 13 week period ended April 26, 1997*).

(l)	Directors’ Charitable Award Program (incorporated by reference to Exhibit 10(r) to Company’s Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

(m)	Form of Indemnification Trust Agreement between Company and The Chase Manhattan Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended (incorporated by reference to Exhibit 1 to Exhibit B to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1987*).

(n)	J. C. Penney Company, Inc. 1997 Equity Compensation Plan (incorporated by reference to Exhibit A to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 16, 1997*).

(o)	Employment Agreement dated as of August 1, 1999 between the Company and V. J. Castagna (incorporated by reference to Exhibit 10(b) to Company’s Quarterly Report on Form 10-Q for 13 and 39 weeks ended October 30, 1999*).

(p)	Employment Agreement dated as of July 21, 2000 between the Company and A. I. Questrom (incorporated by reference to Exhibit 10 to Company’s Current Report on Form 8-K dated July 21, 2000*).

(q)	J. C. Penney Company, Inc. 2000 New Associate Equity Plan (incorporated by reference to Exhibit 10(a) to Company’s Quarterly Report on Form 10-Q for the 13 week period ended April 28, 2000*).

(r)	Employment Agreement dated as of September 25, 2000 between the Company and J. W. Harris (incorporated by reference to Exhibit 10(b) to Company’s Quarterly Report on Form 10-Q for the 13 and 39 week periods ended April 28, 2001*).

(s)	Amendment No. 1, dated as of May 19, 2000, to the Employment Agreement dated as of August 1, 1999, between JCP and V. J. Castagna (incorporated by reference to Exhibit 10(ii)(av) to Company’s Annual Report on Form 10-K for the 52 week period ended January 27, 2001*).

(t)	J. C. Penney Company, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit B to Company’s definitive proxy statement for its Annual Meeting of Stockholders held on May 18, 2001*).

(u)	J. C. Penney Corporation, Inc. 1999 Separation Allowance Program for Profit-Sharing Management Associates, effective July 14, 1999, as amended through January 25, 2002 (incorporated by reference to Exhibit 10(ii)(w) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(v)	J. C. Penney Corporation, Inc. Mirror Savings Plans I, II and III, as amended through January 27, 2002 (incorporated by reference to Exhibit 10(ii)(aa) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(w)	Form of Indemnification Agreement between Company, J. C. Penney Corporation, Inc. and individual Indemnities, as amended through January 27, 2002 (incorporated by reference to Exhibit 10(ii)(ab) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(x)	JCP Separation Allowance Program for Profit-Sharing Management Associates, as amended through June 1, 2002 (incorporated by reference to Exhibit 10(b) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(y)	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended through May 31, 2002 (incorporated by reference to Exhibit 10(c) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(z)	JCP Management Incentive Compensation Plan, as amended through June 1, 2002 (incorporated by reference to Exhibit 10(e) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(aa)	JCP Mirror Savings Plans I, II and III, as amended through June 1, 2002 (incorporated by reference to Exhibit 10(f) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(ab)	Employment Agreement dated as of June 1, 2002, between JCP and R. B. Cavanaugh (incorporated by reference to Exhibit 10(g) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(ac)	Employment Agreement dated as of June 1, 2002, between JCP and S.F. Raish (incorporated by reference to Exhibit 10(h) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(ad)	Eckerd Corporation Key Management Bonus Program dated February 1, 1999, as amended and restated through February 1, 2002 (incorporated by reference to Exhibit 10(i) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(ae)	Eckerd Corporation Supplemental Retirement Program, as amended, restated and renamed effective March 21, 2002 (incorporated by reference to Exhibit 10(k) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 27, 2002, SEC File No. 1-15274).

(af)	Eckerd Corporation Executive Supplemental Plan, effective March 21, 2002 (incorporated by reference to Exhibit 10(ii)(al) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 27, 2003, SEC File No. 1-15274).

(ag)	J. C. Penney Company, Inc. Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as restated effective January 1, 2003 (incorporated by reference to Exhibit 10 (ii)(an) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 27, 2003, SEC File No. 1-15274).

(ah)	JCP Benefit Restoration Plan as amended through December 10, 2003, and February 16, 2004.

(ai)	JCP Supplemental Retirement Program for Management Profit-Sharing Associates as amended through December 10, 2003, and February 16, 2004.

(aj)	J. C. Penney Corporation, Inc. 1989 Management Incentive Compensation Program, as amended through March 19, 2004

*	SEC file number 1-777

11.	Statement regarding computation of per share earnings

See calculation of earnings per share on page 22 in the Consolidated Statements of Operations, and Note 3 to the Consolidated Financial Statements on page 32 in the Company’s 2003 Annual Report to Stockholders.

12.	Statement regarding computation of ratios

(a)	Computation of Ratios of Available Income to Combined Fixed Charges and Preferred Stock Dividend Requirement.

(b)	Computation of Ratios of Available Income to Fixed Charges.

13.	Annual report to security holders

Excerpt from Company’s 2003 Annual Report to Stockholders.

21.	Subsidiaries of the registrant

List of certain subsidiaries of J. C. Penney Company, Inc. as of April 1, 2004.

23.	Independent Auditors’ Consent

24.	Power of Attorney

31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 78o(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 78o(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.	Additional Exhibits

(a)	Item 1 of J. C. Penney Funding Corporation Annual Report on Form 10-K for the 53 weeks ended January 31, 2004 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 53 weeks ended January 31, 2004, filed concurrently herewith, SEC File No. 1-4947-1).

(b)	Excerpt from J. C. Penney Funding Corporation Annual Report on Form 10-K for the 53 weeks ended January 31, 2004 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 53 weeks ended January 31, 2004, filed concurrently herewith, SEC File No. 1-4947-1).