Form 10-Q
period 2004-05-01
J C PENNEY CO INC
filed 2004-06-09
CIK 1166126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended May 1, 2004 Commission file number 1-15274

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

282,126,202 shares of Common Stock of 50 cents par value, as of June 1, 2004.

                                      INDEX

                                                                                       Page
                                                                                    -------

Part I               Financial Information
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

PART I - FINANCIAL INFORMATION

     Item 1 - Unaudited Financial Statements

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

($ in millions, except per share data)                                         13 weeks ended
                                                                        -----------------------------
                                                                              May 1,      April 26,
                                                                               2004           2003
                                                                        --------------   ------------

Retail sales, net                                                           $ 4,033        $ 3,711
Cost of goods sold                                                            2,418          2,255
                                                                        --------------   ------------
Gross margin                                                                  1,615          1,456
Selling, general and administrative expenses                                  1,386          1,372
Net interest expense                                                             57             65

Real estate and other (income)                                                   (8)            (9)
                                                                        --------------   ------------
Income from continuing operations before income taxes                           180             28
Income tax expense                                                               62              8
                                                                        --------------   ------------
Income from continuing operations                                             $ 118           $ 20
Discontinued operations, net of income tax
   (benefit)/expense of  $(90) and $25                                          (77)            41
                                                                        --------------   ------------
Net income                                                                    $  41           $ 61

Less: preferred stock dividends                                                   6              7
                                                                        --------------   ------------
Net income applicable to common stockholders                                  $  35           $ 54
                                                                        ==============   ============



Earnings per share from continuing operations:
    Basic                                                                     $0.40         $ 0.05
    Diluted                                                                   $0.38         $ 0.05

(Loss)/earnings per share from discontinued operations:
    Basic                                                                   $ (0.27)        $ 0.15
    Diluted                                                                 $ (0.25)        $ 0.15

Earnings per share:
    Basic                                                                     $0.13         $ 0.20
    Diluted                                                                   $0.13         $ 0.20

       The accompanying notes are an integral part of these unaudited Interim
Consolidated Financial Statements.


                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

($ in millions)                                                       May 1,        Apr. 26,       Jan. 31,
                                                                       2004            2003           2004
                                                                 --------------   ------------  --------------

Assets
Current assets
   Cash and short-term investments
        (including restricted balances of $88,
         $87 and $87)                                               $ 3,027         $ 2,629        $ 2,994

  Receivables (net of bad debt reserves
         of $5, $4 and $5)                                              243             295            233

  Merchandise inventory (net of LIFO
         reserves of $43, $49 and $43)                                3,338           3,326          3,156

  Prepaid expenses                                                      131             100            130
                                                                 ----------       ---------      ---------
       Total current assets                                           6,739           6,350          6,513


Property and equipment (net of accumulated
  depreciation of $2,178, $2,191 and $2,122)                          3,462           3,519          3,515

Prepaid pension                                                       1,302           1,123          1,320

Goodwill                                                                 42              36             42

Other assets                                                            538             503            556

Assets of discontinued operations (net of fair value
  adjustment of $615, $- and $450)                                    6,077           6,706          6,354
                                                                 ----------       ---------      ---------

Total Assets                                                       $ 18,160        $ 18,237       $ 18,300
                                                                 ==========       =========      =========

The  accompanying  notes  are  an  integral  part  of  these  unaudited  Interim
Consolidated Financial Statements.



                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

($ in millions except per share data)                                  May 1,        Apr. 26,       Jan. 31,
                                                                        2004            2003           2004
                                                                 --------------   ------------  -------------

Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                              $ 2,411         $ 2,042        $ 2,551
  Short-term debt                                                         34              23             18
  Current maturities of long-term debt                                   243             278            242
  Deferred taxes                                                         875              22            943
                                                                 --------------   ------------  -------------
       Total current liabilities                                       3,563           2,365          3,754

Long-term debt                                                         5,113           5,505          5,114

Deferred taxes                                                         1,204           1,201          1,217

Other liabilities                                                        819             779            804

Liabilities of discontinued operations                                 1,863           1,925          1,986
                                                                 --------------   ------------  -------------

       Total Liabilities                                              12,562          11,775         12,875

Stockholders' equity
Capital stock
  Preferred stock, no par value and stated value
    of $600 per share: authorized, 25 million shares;
    issued and outstanding, 0.5, 0.5 and 0.5 million
    shares of Series B ESOP convertible preferred                        297             325            304

  Common stock, par value $0.50 per share:
   authorized, 1,250 million shares; issued and
   outstanding, 282, 271 and 274 million shares                        3,717           3,479          3,531
                                                                 --------------   ------------  -------------
Total capital stock                                                    4,014           3,804          3,835
                                                                 --------------   ------------  -------------
Reinvested earnings at beginning of year                               1,728           2,817          2,817

  Net income                                                              41              61           (928)
  Dividends declared                                                     (34)            (34)          (161)
                                                                 --------------   ------------  -------------
Reinvested earnings at end of period                                   1,735           2,844          1,728

Accumulated other comprehensive (loss)                                  (151)           (186)          (138)
                                                                 --------------   ------------  -------------
      Total Stockholders' Equity                                       5,598           6,462          5,425
                                                                 --------------   ------------  -------------
Total Liabilities and Stockholders' Equity                           $18,160        $ 18,237       $ 18,300
                                                                 ==============   ============  =============

       The accompanying notes are an integral part of these unaudited Interim
Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

($ in millions)                                                                   13 weeks ended
                                                                      ----------------------------------------
                                                                               May 1,             Apr. 26,
                                                                                2004                 2003
                                                                      ------------------     -----------------
Cash flows from operating activities:
Income from continuing operations                                              $ 118                 $ 20
Adjustments to reconcile income from continuing operations
  to net cash provided by/(used in) operating activities:
   Depreciation and amortization                                                  87                  101
   Net gains on sale of assets                                                    (2)                 (21)
   Benefit plans expense                                                          16                   26
   Deferred taxes                                                                  9                   75
   Change in cash from:
      Receivables                                                                (22)                 (18)
      Inventory                                                                 (182)                (356)
      Prepaid expenses and other assets                                           20                   40
      Accounts payable and accrued expenses                                      137                   66
      Current income taxes payable                                                43                  (64)
      Other liabilities                                                         (244)                (231)
                                                                      ------------------     -----------------
Net cash (used in) operating activities                                          (20)                (362)
                                                                      ------------------     -----------------
Cash flows from investing activities:
Capital expenditures                                                             (64)                 (67)
Proceeds from sale of assets                                                      19                   23
                                                                      ------------------     -----------------
Net cash (used in) investing activities                                          (45)                 (44)
                                                                      ------------------     -----------------

Cash flows from financing activities:
Change in short-term debt                                                         16                   10
Net proceeds from issuance of long-term debt                                       -                  595
Payment of long-term debt, including capital leases                               (3)                  (2)
Common stock issued, net                                                         137                    7
Preferred stock redeemed                                                          (7)                  (8)
Dividends paid, preferred and common                                             (34)                 (34)
                                                                      ------------------     -----------------
Net cash provided by financing activities                                        109                  568
                                                                      ------------------     -----------------

Cash (paid to) discontinued operations                                           (11)                  (7)

Net increase in cash and short-term investments                                   33                  155
Cash and short-term investments at beginning of year                           2,994                2,474
                                                                      ------------------     -----------------
Cash and short-term investments at end of period                              $3,027               $2,629
                                                                      ==================     =================

     The  accompanying  notes are an integral  part of these  unaudited  Interim
Consolidated Financial Statements.

Notes to the Unaudited Interim Consolidated Financial Statements


1)   Summary of Significant Accounting Policies
     --------------------------------------------

A description of significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (the "2003 10-K"). The accompanying unaudited Interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2003 10-K.

The accompanying Interim Consolidated Financial Statements are unaudited but, in the opinion of management, include all material adjustments necessary for a fair presentation. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The January 31, 2004 financial information has been derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2003 10-K.

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

The following table  illustrates the effect on net income and earnings per share
(EPS) as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock options.

  ($ in millions, except EPS)                                           13 weeks ended
                                                              --------------- --- -------------
                                                                   May 1,         Apr. 26,
                                                                    2004             2003
                                                              ---------------     -------------
  Net income, as reported                                           $ 41             $ 61
  Add:  Stock-based employee compensation
      expense included in reported net income, net of
      related tax effects                                              2                1
  Deduct:  Total stock-based employee compensation
      expense determined under fair value
      method for all stock options, net of related
      tax effects                                                     (6)              (6)
                                                              ---------------     -------------
  Pro forma net income                                              $ 37             $ 56
                                                              ===============     =============

  Earnings per share:
      Basic--as reported                                           $0.13            $0.20
      Basic--pro forma                                             $0.11            $0.18

      Diluted--as reported                                         $0.13            $0.20
      Diluted--pro forma(1)                                        $0.12            $0.18

(1) Diluted EPS is calculated using diluted shares at the continuing operations level.



Effect of New Accounting Standards

In December  2003,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement requires interim disclosure that is addressed in Note 11 but did not change the recognition and measurement requirements of the amended Statements.

On May 19, 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The referenced legislation (the Act) was passed in December 2003, and provides for a federal subsidy to employers who offer retiree prescription drug benefits that are at least actuarially equivalent to those offered under the government sponsored Medicare Part D. The provisions of FSP FAS 106-2 will be effective in the Company's third quarter of 2004. Final regulations that would define actuarial equivalency have not yet been issued. As a result, the expense amounts shown in Note 11 do not reflect the potential effects of the Act, which, due largely to the cap on Company contributions, are not expected to have a material effect on the Company's consolidated financial statements.

The provisions of FASB Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities," became effective in the first quarter of 2004. FIN 46R replaced the same titled FIN 46 that was issued in January 2003. FIN 46R identifies when entities must be consolidated with the financial statements of a company where the investors in an entity do not have the characteristics of a controlling financial interest or the entity does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The adoption of FIN 46R did not have a material impact on the Company's consolidated financial statements.

2)   Discontinued Operations
    -------------------------

Eckerd Drugstores

In the fourth quarter of 2003, the Company's Board of Directors authorized Company management to sell the Eckerd drugstore operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", Eckerd's net assets were classified as "held for sale" and their results of operations and financial position were presented as a discontinued operation as of year-end 2003. All prior periods presented were reclassified to conform to this accounting treatment. For fiscal 2003, the $1,275 million loss from Eckerd discontinued operations, net of tax, included a non-cash charge of $450 million to reflect the investment in Eckerd at its estimated fair value less costs to sell and a charge of $875 million to recognize an estimated deferred tax liability for the excess of estimated fair value over the tax basis of Eckerd's net assets. The tax basis of Eckerd is lower than its book basis because the Company's drugstore acquisitions were largely tax-free transactions.

On April 4, 2004, the Company and certain of its subsidiaries signed definitive agreements with The Jean Coutu Group (PJC) Inc. (Coutu), and CVS Corporation and CVS Pharmacy, Inc. (collectively, CVS) for the sale of the Company's Eckerd drugstore operations for a total of $ 4.525 billion in cash. In the Coutu transaction, the Company and its indirect wholly owned subsidiary, TDI Consolidated Corporation, will sell the stock of Eckerd Corporation (Eckerd), Genovese Drug Stores, Inc. (Genovese), and Thrift Drug, Inc. (Thrift) for $2.375 billion. Coutu will acquire Eckerd drugstores and support facilities located in 13 Northeast and Mid-Atlantic states, as well as the Eckerd Home Office located in Florida. In the CVS transaction, the Company, Eckerd, Genovese, Thrift and Eckerd Fleet, Inc. will sell Eckerd drugstores and support facilities located in the remaining southern states, principally Florida and Texas, and Eckerd's pharmacy benefits management, mail order and specialty pharmacy businesses, to CVS for $2.150 billion. After closing adjustments, taxes, fees and other expenses relating to the transactions, the Company expects to generate approximately $3.5 billion in cash proceeds. Closing of the transactions, which are subject to normal and customary regulatory approvals, is anticipated to occur by the end of the second quarter of 2004. For the first quarter, the $77 million loss from Eckerd discontinued operations, net of tax, included a pre-tax charge of $167 million, and a $90 million reduction to the estimated deferred tax liability, to reflect the results of final negotiations and tax elections made by the buyers, and included estimated transaction fees, closing adjustments, taxes, employee severance, fees and other expenses associated with the sale. Closing adjustments related to the sale are expected to be recorded in the second quarter of 2004.

Mexico Department Stores

Effective November 30, 2003, the Company closed on the sale of its six Mexico department stores to Grupo Sanborns S.A. de C.V. of Mexico City. The stock sale transaction, which included the Mexico holding company and operating companies comprising JCPenney's Mexico department store operation, resulted in a loss of $14 million, net of a $27 million tax benefit. The loss was principally related to currency translation losses of $25 million accumulated since operations began in 1995 that were previously reflected as reductions to stockholders' equity. Additional components of the loss include potential liability on certain real estate leases and merchandise and transaction costs.

The Company's financial statements continue to reflect Eckerd and Mexico as discontinued operations for the periods presented. Results of the discontinued operations are summarized below:

($ in millions)                                                             13 weeks ended
                                                              -------------------------------------------
                                                                    May 1, 2004         Apr. 26, 2003
                                                              -------------------------------------------
Eckerd
   Net sales                                                              $  3,722          $  3,770
                                                              -------------------------------------------
   Gross margin                                                                843               866
   Selling, general and administrative expenses                                794               748
   Interest expense (1)                                                         46                39
   Acquisition amortization                                                      2                10
   Other                                                                         1                 2
   Fair value adjustment                                                       167                 -
                                                              -------------------------------------------
(Loss)/income before income taxes                                             (167)               67
Income tax (benefit)/expense                                                   (90)               25
                                                              -------------------------------------------
Eckerd (loss)/income                                                           (77)               42
Mexico (loss) from operations, net of income
   tax expense of $- and $-                                                      -                (1)
                                                              -------------------------------------------
Total discontinued operations, net                                          $  (77)           $   41
                                                              ===========================================

(1) Eckerd interest expense consists primarily of interest on the intercompany loan between Eckerd and JCPenney, which bears interest at JCPenney's weighted average interest rate on its net debt (long-term debt net of short-term investments) calculated on a monthly basis.

The assets and liabilities of discontinued operations were as follows:

($ in millions)
                                        May 1, 2004                   Apr. 26, 2003                 Jan. 31, 2004
                                      ----------------    ---------------------------------------  -----------------
                                          Eckerd              Eckerd       Mexico      Total            Eckerd
                                      ----------------    ---------------------------------------  -----------------
Current assets                             $ 2,381              $ 2,468       $ 24      $ 2,492            $ 2,467
Other assets                                 4,311                4,210          4        4,214              4,337
                                      ----------------    ---------------------------------------  -----------------
    Total Assets                           $ 6,692              $ 6,678       $ 28      $ 6,706           $  6,804
                                      ----------------    ---------------------------------------  -----------------

Current liabilities                        $ 1,375              $1 ,492          1      $ 1,493           $  1,509

Other liabilities                              488                  432          -          432                477
                                      ----------------    ---------------------------------------  -----------------
    Total Liabilities                      $ 1,863              $ 1,924       $  1      $ 1,925            $ 1,986
                                      ----------------    ---------------------------------------  -----------------
JCPenney's net investment                  $ 4,829              $ 4,754       $ 27      $ 4,781            $ 4,818
                                                          =======================================
Fair value adjustment                         (615)                                                           (450)
                                      ----------------                                             -----------------
Fair value of JCPenney's                   $ 4,214                                                         $ 4,368
investment in Eckerd                  ================                                             =================


Effective May 20, 2004, the Company terminated Eckerd's managed care receivables securitization program. Upon termination and final payment of $221 million, the receivables under the program were conveyed back to Eckerd. This transaction was included in the determination of the fair value of the Company's investment in Eckerd.

3)  Earnings per Share
    -------------------

Basic earnings per share (EPS) is computed by dividing net income/(loss) less dividend requirements on the Series B ESOP Convertible Preferred Stock, net of tax as applicable, by the weighted average number of common shares outstanding for the period. Except where the effect would be anti-dilutive at the continuing operations level, the diluted EPS calculation includes the impact of restricted stock units and shares that could be issued under outstanding stock options as well as common shares that would result from the conversion of convertible debentures and convertible preferred stock. In addition, the related interest on convertible debentures (net of tax) and preferred stock dividends (net of tax) are added back to income, since these would not be paid if the debentures or preferred stock were converted to common stock.

Income from continuing operations and shares used to compute EPS from continuing operations, basic and diluted, are reconciled below:

(in millions, except per share data)                                          13 weeks ended
                                                                       ------------------------------
                                                                             May 1,        Apr. 26,
                                                                              2004            2003
                                                                       --------------   -------------
Earnings:
---------
Income from continuing operations                                            $ 118            $ 20
Less: preferred stock dividends, net of tax                                      6               7
                                                                       --------------   -------------
Income from continuing operations, basic                                       112              13
Adjustment for assumed dilution:
   Interest on 5% convertible debt, net of tax                                   5               -
                                                                       --------------   -------------
Income from continuing operations, diluted                                   $ 117            $ 13
                                                                       ==============   =============
Shares:
--------
Average common shares outstanding (basic shares)                               278             270
Adjustment for assumed dilution:
    Stock options and restricted stock units
                                                                                 5               3
    Shares from convertible debt                                                23               -
                                                                       --------------   -------------
Average shares assuming dilution (diluted shares)                              306             273
                                                                       ==============   =============

EPS from continuing operations:
-------------------------------
Basic                                                                       $ 0.40          $ 0.05
Diluted                                                                     $ 0.38          $ 0.05


The following potential shares of common stock were excluded from the diluted EPS calculations because their effect would be anti-dilutive:

(shares in millions)

                                                                        May 1,        Apr. 26,
                                                                         2004            2003
                                                                    --------------  --------------
Stock options (1)                                                           7              16
$650 million notes convertible at $28.50 per share                          -              23
Preferred stock                                                            10              11
                                                                    --------------  --------------
Total anti-dilutive potential shares                                       17              50
                                                                    --------------  --------------

(1) Represents stock options with exercise prices higher than the average market price per share. Exercise prices per share ranged from $34 to $71 and $19 to $71 for the first quarters of 2004 and 2003, respectively.

4)  Cash and Restricted Short-Term Investment Balances
    --------------------------------------------------

Restricted short-term investment balances of $88 million, $87 million and $87 million as of May 1, 2004, April 26, 2003 and January 31, 2004, respectively, were included in the total cash and short-term investment balances of $3,027 million, $2,629 million and $2,994 million for the same periods. Restricted balances are pledged as collateral for import letters of credit not included in the Company's bank credit facility and for a portion of casualty insurance program liabilities. Cash and short-term investments on the consolidated balance sheet include $96 million, $21 million and $8 million of cash as of May 1, 2004, April 26, 2003 and January 31, 2004, respectively.


5)  Supplemental Cash Flow Information
    ----------------------------------

      ($ in millions)                                                    13 weeks ended
                                                             ----------------------------------------
                                                               May 1, 2004          Apr. 26, 2003
                                                             -----------------    -------------------
      Total interest paid                                           $168                  $ 151
          Less interest paid attributable to
              discontinued operations                                 44                     38
                                                             -----------------    -------------------
      Interest paid by continuing operations                         124                    113
      Interest received                                                6                      7
      Income taxes paid                                                5                     33


o Non-cash transactions: The Company issued 2.4 million shares of common stock in the first quarter of 2003 to fund savings plan contributions of $47 million for 2002.


6) Goodwill
   --------

The carrying amount of goodwill for Renner Department Stores in Brazil was $42 million, $36 million and $42 million as of May 1, 2004, April 26, 2003 and January 31, 2004, respectively. The changes in carrying value are related to foreign currency translation adjustments. There were no impairment losses related to goodwill recorded during the first quarter of 2004 or 2003.


7)  Restructuring Reserves
    ----------------------

At May 1, 2004, the consolidated balance sheet included $13 million of reserves established principally in 2000 in connection with the Company's restructuring initiatives compared to $24 million at April 26, 2003 and $15 million at January 31, 2004. The remaining reserves are related primarily to future lease obligations for department stores that have closed. Costs are being charged against the reserves as incurred. Reserves are periodically reviewed for adequacy and adjusted as appropriate. Imputed interest expense associated with the discounting of these lease obligations and any other adjustments to the reserves are included in real estate and other (income)/expense. During the first quarter of 2004, cash payments related to the reserves were $2 million. The majority of the reserves will be paid out by the end of 2005 when most of the leases will have terminated.

8)  Comprehensive Income and Accumulated Other Comprehensive (Loss)
    ---------------------------------------------------------------

Comprehensive Income/(Loss)

($ in millions)                                                        13 weeks ended
                                                               --------------------------------
                                                                   May 1,          Apr. 26,
                                                                    2004             2003
                                                               ---------------  ---------------
Net income                                                              $ 41          $  61
Other comprehensive (loss)/income:
    Foreign currency translation adjustments                              (1)             8
    Net unrealized (losses)/gains in real estate
    investment trusts                                                    (12)             9
                                                               ---------------  ---------------
                                                                         (13)            17
                                                               ---------------  ---------------
Total comprehensive income                                             $  28          $  78
                                                               ===============  ===============

Accumulated Other Comprehensive (Loss)/Income

($ in millions)                                                          May 1,             Apr. 26,         Jan. 31,
                                                                           2004                2003             2004
                                                                    ----------------    ---------------  ---------------
Foreign currency translation adjustments (1)                                $ (116)            $ (133)           $(115)
Non-qualified plan minimum liability adjustment (2)                            (82)               (58)             (82)
Net unrealized gains in real estate investment trusts (3)                       48                 28               60
Other comprehensive (loss) from discontinued operations (4)                     (1)               (23)              (1)
                                                                    ----------------    ---------------  ---------------
Accumulated other comprehensive (loss)                                      $ (151)            $ (186)           $(138)
                                                                    ================    ===============  ===============

(1) A deferred tax asset has not been established due to the historical reinvestment of earnings in the Company's Brazilian subsidiary.
(2) Shown net of a deferred tax asset of $52 million, $39 million and $52 million as of May 1, 2004, April 26, 2003 and January 31, 2004, respectively.
(3) Shown net of a deferred tax liability of $26 million, $16 million and $32 million as of May 1, 2004, April 26, 2003 and January 31, 2004, respectively.
(4) Shown net of a deferred tax asset of $1 million, $- million and $1 million as of May 1, 2004, April 26, 2003 and January 31, 2004, respectively.

9)   Contractual Obligations and Guarantees
     --------------------------------------

Contractual Obligations

In December 2003, JCP notified the third-party service providers of the six outsourced store support centers (SSCs) of its intent to terminate contracted services during the first half of 2004. In accordance with the related service contracts, JCP assumed $61 million of building leases on four of the six SSCs during the first quarter of 2004. In the second quarter of 2004, JCP will assume the remaining $56 million of building and equipment leases. Additional contractual obligations are disclosed in the 2003 10-K.

Guarantees

As of May 1, 2004, JCP had guarantees totaling $48 million, which are described in detail in the 2003 10-K. These guarantees include: $18 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company's Direct Marketing Services business; and $10 million related to certain leases for stores that were sold in 2003, which is recorded in accounts payable and accrued expenses.

10)  Real Estate and Other (Income)/Expense

($ in millions)                                                       13 weeks ended
                                                               ------------------------------
                                                                                 April 26,
                                                                May 1, 2004        2003
                                                               ------------------------------
Real estate activities                                             $ (7)              $ (4)
Net gains from sale of real estate                                   (2)               (21)

Asset impairments, PVOL and other unit closing costs                  1                 15
Other                                                                 -                  1
                                                               --------------  --------------
     Total                                                         $ (8)              $ (9)
                                                               ==============  ==============


Real estate activities consisted primarily of income from the Company's real estate subsidiaries.

Net real estate gains were recorded from the sale of facilities that are no longer used in Company operations.

Asset impairments, the present value of lease obligations (PVOL) and other unit closing costs for the first quarter of 2004 consisted of a $1 million charge related to PVOL for closed stores. For the first quarter of 2003, asset impairments, PVOL and other unit closing costs totaled $15 million and consisted of $12 million of accelerated depreciation for catalog facilities scheduled to close by the end of the second quarter of 2003 and $3 million of charges related to the PVOL for closed stores.


11) Retirement Benefit Plans
    -------------------------

Net Periodic Cost
The components of net periodic benefit costs for the qualified and non-qualified pension plans and the postretirement plans follow:

                                                        Pension Plans
                                     -----------------------------------------------------
                                              Qualified                Supplemental              Postretirement
($ in millions)                                                      (non-qualified)                  Plans
                                     -----------------------------------------------------  --------------------------
                                            13 weeks ended            13 weeks ended               13 weeks ended
                                     -----------------------------------------------------  --------------------------
                                          May 1,       Apr. 26,       May 1,     Apr. 26,          May 1,    Apr. 26,
                                           2004           2003          2004        2003            2004        2003
                                     -----------------------------------------------------  --------------------------
Service cost                               $ 14           $ 15          $  1        $  1            $  1        $  1
Interest cost                                33             39             4           4               2           3
Expected return on plan assets              (48)           (50)            -           -               -           -
Net amortization                             18             22             1           1              (5)         (5)
                                     -----------------------------------------------------  --------------------------
Net periodic benefit costs                 $ 17           $ 26          $  6        $  6            $ (2)       $ (1)
                                     =====================================================  ==========================

Employer Contributions

As previously disclosed in the 2003 10-K, the Company does not expect to be required to make a contribution to its qualified plan in 2004 under the Employee Retirement Income Security Act of 1974. However, depending on market conditions and the funded status of the qualified plan, the Company may decide to make a discretionary contribution up to the maximum amount deductible for tax purposes.


12)  Subsequent Events
     ------------------

The Company's Credit Agreement dated as of May 31, 2002 with JPMorgan Chase Bank as administrative agent was amended effective June 2, 2004. The amendments permit the sale of the Eckerd Corporation, and its affiliates and assets, permit a broader range of cash investments, and permit issuing banks to extend maturities of certain letters of credit past the expiration of the Credit Agreement as long as they are collateralized with cash at that time. No borrowings, other than the issuance of trade and standby letters of credit, have been, or are expected to be, made under this facility.

Effective May 20, 2004, the Company terminated Eckerd's managed care receivables securitization program. Upon termination and final payment of $221 million, the receivables under the program were conveyed back to Eckerd. This transaction was included in the determination of the fair value of the Company's investment in Eckerd. See Note 2.

On May 17, 2004, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) expired in connection with the Company's sale of that portion of its Eckerd drugstore operations to Coutu. On June 1, 2004, the Company announced that the Federal Trade Commission had completed its review of the Company's sale of that portion of its Eckerd drugstore operations to CVS, and granted early termination of the waiting period under the HSR.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview
--------

In the first quarter of 2004, the Company recorded income from continuing operations of $118 million, or $0.38 per share compared to $20 million, or $0.05 per share for the comparable 2003 period, as a result of strong sales and operating profit. Operating profit and its components are discussed beginning on page 16. All references to earnings per share (EPS) are on a diluted basis. The Company ended the first quarter of 2004 with $3 billion of cash and short-term investments, or 57% of the $5.4 billion outstanding long-term debt. In addition, the Company improved free cash flow compared to 2003 as discussed on page 19.

With the Company's major centralization initiatives implemented, JCPenney has entered into a new phase, the growth of its core three-channel retailing business. The Company's strategies for growing its business include a focus on consistent execution, new growth opportunities and attracting new customers. The Company's financial goal is to generate operating profit of 6% to 8% of sales in 2005. The successful execution of the turnaround, growth of the business and progress toward improving profitability is impacted by customers' response to the Company's merchandise offerings, competitive conditions, the effects of current economic conditions, continued improvement in gross margin and the reduction of the expense structure. The Company's Strategic Plan, Financing Strategy and Risk Management are detailed in the 2003 10-K.


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

Critical Accounting Policies
-----------------------------

Management's discussion and analysis of its financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates estimates used, including those related to inventory valuation under the retail method; valuation of long-lived and intangible assets, including goodwill; estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies; and pension accounting. Actual results may differ from these estimates under different assumptions or conditions. Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the 2003 10-K includes detailed descriptions of certain judgments that management makes in applying its accounting policies in these areas.


Discontinued Operations
-------------------------

Eckerd Drugstores

On April 4, 2004, the Company and certain of its subsidiaries signed definitive agreements with The Jean Coutu Group (PJC) Inc. (Coutu), and CVS Corporation and CVS Pharmacy, Inc. (collectively, CVS) for the sale of the Company's Eckerd drugstore operations for a total of $ 4.525 billion in cash. In the Coutu transaction, the Company and its indirect wholly owned subsidiary, TDI Consolidated Corporation, will sell the stock of Eckerd Corporation (Eckerd), Genovese Drug Stores, Inc. (Genovese), and Thrift Drug, Inc. (Thrift) for $2.375 billion. Coutu will acquire Eckerd drugstores and support facilities located in 13 Northeast and Mid-Atlantic states, as well as the Eckerd Home Office located in Florida. In the CVS transaction the Company, Eckerd, Genovese, Thrift, and Eckerd Fleet, Inc. will sell Eckerd drugstores and support facilities located in the remaining southern states, principally Florida and Texas, and Eckerd's pharmacy benefits management, mail order and specialty pharmacy businesses, to CVS for $2.150 billion. After closing adjustments, taxes, fees and other expenses relating to the transactions, the Company expects to generate approximately $3.5 billion in cash proceeds. Closing of the transactions, which are subject to normal and customary regulatory approvals, is anticipated to occur by the end of the second quarter of 2004.

In the first quarter of 2004, the Company recorded a $77 million charge, net of taxes, to adjust the fair value that was estimated at year-end 2003, based on the results of the final negotiations and signed agreements. See Note 2 for a more detailed discussion, including the adjustment that was recorded at year-end 2003.

Mexico Department Stores

Effective November 30, 2003, the Company closed on the sale of its six Mexico department stores to Grupo Sanborns S.A. de C.V. of Mexico City. The stock sale transaction, which included the Mexico holding company and operating companies comprising JCPenney's Mexico department store operation, resulted in a loss of $14 million, net of a $27 million tax benefit. The loss was principally related to currency translation losses of $25 million accumulated since operations began in 1995 that were previously reflected as reductions to stockholders' equity. Additional components of the loss include potential liability on certain real estate leases and merchandise and transaction costs.

Results of Operations
----------------------

The following discussion and analysis, consistent with all other financial data throughout this report, focuses on the results of operations and financial condition from the Company's continuing operations.

($ in millions, except EPS)                                          13 weeks ended
                                                             -------------------------------
                                                                   May 1,         Apr. 26,
                                                                    2004             2003
                                                             -------------- ----------------
Retail sales, net                                                $ 4,033          $ 3,711
                                                             -------------- ----------------
Gross margin                                                       1,615          $ 1,456
SG&A expenses                                                      1,386            1,372
                                                             -------------- ----------------
Operating profit                                                     229               84
Net interest expense                                                  57               65
Real estate and other (income)                                        (8)              (9)
                                                             -------------- ----------------
Income from continuing operations before
   income taxes                                                      180               28
Income tax expense                                                    62                8
                                                             -------------- ----------------
Income from continuing operations                                 $  118            $  20
                                                             ============== ================
Diluted EPS from continuing operations                           $  0.38           $ 0.05

Ratios as a percent of sales:
    Gross margin                                                    40.1%            39.2%
    SG&A expenses                                                   34.4%            37.0%
    Operating profit                                                 5.7%             2.2%

Depreciation and amortization in operating profit                  $  87           $   89


The Company continued its trend of improved profitability during the first quarter of 2004 as reflected in income from continuing operations of $118 million, or $0.38 per share compared to $20 million, or $0.05 per share for the comparable 2003 period. The significant increase over the soft first quarter of 2003 reflects improved operating profit, resulting from strong sales growth, continued gross margin improvement and leveraging of selling, general and administrative (SG&A) expenses.


Operating Profit
-----------------

Operating profit for the first quarter of 2004 more than doubled to $229 million or 5.7% of sales as compared to $84 million or 2.2% of sales for the comparable period last year.

Operating profit and its components (sales, gross margin and SG&A) are the key measurements on which management evaluates the financial performance of the retail operations. Real estate activities, gains and losses on the sale of real estate properties, asset impairments and other charges associated with closing store and catalog facilities are evaluated separately from operations, and recorded in real estate and other in the consolidated statement of operations.

Retail Sales, Net

($ in millions)
                                                        13 weeks ended
                                                 ------------------------------
                                                        May 1,        Apr. 26,
                                                         2004            2003
                                                 --------------  --------------
Retail sales, net                                 $     4,033     $     3,711
                                                 --------------  --------------
Sales percent increase/(decrease):
  Comparable stores (1)                                   9.5%          (4.9)%
  Total department stores                                 9.2%          (6.3)%
  Catalog/Internet                                        6.5%         (11.1)%

(1) Comparable store sales include sales from stores which have been open for 12 consecutive months. A store's sales become comparable on the first day of the 13th fiscal month.

Department store sales were strong for the first quarter of 2004, with particular strength in February and March. Comparable department store sales increased 9.5% for the quarter, while total department store sales increased 9.2%. Sales, which reflect good customer response to both fashion and basic merchandise, planned marketing events, improved store environment, particularly visual presentation, and added convenience, continued to be strong across the country and in most merchandise divisions. The fashionable merchandise program and fresh receipts of new seasonal assortments contributed to the improvement in apparel sales.

Catalog/Internet sales increased 6.5% for the first quarter of 2004 compared to last year, and similar to Department Stores, Catalog/Internet sales were particularly strong in February and March. Sales reflect less reliance on Big Books, a focus on targeted specialty media and the expanded assortments and convenience of the Internet. Total Internet sales, which are an integral part of the Company's three-channel retailing strategy, increased more than 45% in the first quarter.

The Company is launching two programs in the second and third quarters of 2004. In May, the Company launched the Chris Madden home furnishings collection, which demonstrates the Company's continuing commitment to delivering affordable, trend-right fashion with remarkable quality to its customers. Chris Madden's "Turning Home Into Haven" collection is JCPenney's largest home furnishings launch ever and was introduced with a comprehensive national advertising campaign. In addition, the Company is partnering with Colin Cowie, a nationally recognized wedding planner, to launch in the third quarter of 2004, a new innovative technology-based wedding registry and a new line of tableware and giftware.

Gross Margin

Gross margin improved 90 basis points as a percent of sales in this year's first quarter to $1,615 million compared to $1,456 million in the comparable 2003 period. The improvement reflects better inventory management, good sell-through of seasonal merchandise, better execution and continuing benefits from the centralized merchandising model. Benefits of the centralized model have included enhanced merchandise offerings, a more integrated marketing plan, more leverage in the buying and merchandising process and more efficient selection and allocation of merchandise to individual department stores.

SG&A Expenses

SG&A expenses in this year's first quarter were $1,386 million compared to $1,372 million in last year's first quarter. Expenses were well leveraged, improving by 260 basis points as a percent of sales. The improvement reflects savings in labor costs, centralized store expense management, a decline in non-cash pension costs and early savings from the Company's previously announced cost savings initiatives, offset by additional implementation costs related to the initiative.


Net Interest Expense
---------------------
Net interest expense was $57 million and $65 million for the first quarters of 2004 and 2003. The $8 million decrease is primarily related to lower average borrowing levels.

For the first quarter of 2004, net interest expense allocated to Eckerd discontinued operations was $44 million compared to $38 million for the same period last year. The higher interest expense is the result of increases in both the Company's weighted average interest rate and the intercompany loan balance between Eckerd and JCPenney. Upon closing of the Eckerd sale transactions, JCP interest expense will increase as debt and related interest that had been attributed to Eckerd will remain an obligation of the Company. See page 20 for a discussion of the use of estimated proceeds from the Eckerd sale transaction.

Real Estate and Other (Income)/Expenses
----------------------------------------

Real estate and other consists of real estate activities, gains and losses on the sale of real estate properties, and asset impairments, and other charges associated with closing store and catalog facilities. Real estate and other for the first quarter of 2004 was a net credit of $8 million, which consisted of a $7 million credit for real estate operations, $2 million of gains on the sale of closed units and $1 million of costs related to PVOL for closed stores.

For the first quarter of 2003, real estate and other was a net credit of $9 million, which consisted of a $4 million credit for real estate operations, $21 million of gains on the sale of closed units, $12 million of accelerated depreciation of catalog facilities scheduled to close, $3 million of expenses related to future rent for closed units and $1 million of other expenses.

Income Taxes
-------------

The Company's effective income tax rate for continuing operations was 34.5% for the first quarter of 2004 compared with 28.2% for the same period last year. The rate increase is primarily due to improved earnings, which decreased the favorable impact of permanent adjustments, principally the deduction for dividends paid to the employee stock ownership plan.

Merchandise Inventory
---------------------

Merchandise inventory was $3,338 million at May 1, 2004 compared to $3,326 million at April 26, 2003 and $3,156 million at January 31, 2004. While basically flat compared to last year, inventory at the end of the first quarter of 2004 was well managed and reflected a good balance of seasonal and basic merchandise, with less clearance. The Company has enhanced its ability to allocate and flow merchandise to stores in season by recognizing sales trends earlier and accelerating receipts, replenishing individual stores based on rates of sale, and consistently providing high in-stock levels in basics and advertised items.

Liquidity and Capital Resources
-------------------------------

The Company's financial condition remains strong with approximately $3.0 billion in cash and short-term investments as of May 1, 2004, which represents 57% of the $5.4 billion of outstanding consolidated long-term debt, including current maturities. Included in the total cash and short-term investment balance were restricted short-term investment balances of $88 million and $87 million as of May 1, 2004 and April 26, 2003, respectively, which are pledged as collateral for import letters of credit not included in the bank credit facility and for a portion of casualty program liabilities. Cash flow used in operating activities for the first quarter of 2004 was $20 million compared to $362 million used in operating activities in the comparable period of 2003. The improvement was due primarily to better earnings and inventory leverage.

Free cash flow from continuing operations was a deficit of $99 million in the first quarter of 2004, a significant improvement compared to a deficit of $440 million for the comparable 2003 period. Better earnings and inventory leverage contributed to the improvement. While free cash flow is a non-GAAP financial measure, management believes it is important in evaluating the Company's financial performance and measuring the ability to generate cash without incurring additional external financing. Free cash flow should be considered in addition to, rather than as a substitute for, cash flows from operating activities. The following table reconciles net cash used in operating activities
(GAAP) to free cash flows from continuing operations (non-GAAP measure):

($ in millions)                                                  13 weeks ended
                                                     ----------------------------------------
                                                        May 1, 2004          Apr. 26, 2003
                                                     ------------------    ------------------
Net cash (used in) operating activities  (GAAP)                $ (20)               $ (362)
Less:
   Capital expenditures                                          (64)                  (67)
   Dividends paid                                                (34)                  (34)
Plus:
   Proceeds from sale of assets                                   19                    23
                                                     ------------------    ------------------
Free cash flow from continuing operations                      $ (99)               $ (440)
                                                     ==================    ==================


Capital expenditures were $64 million the first quarter of 2004 compared with $67 million for the comparable 2003 period. Capital spending was in the strategic areas of new stores, store renewals and modernizations, and technology, including gift registry. Management continues to expect total capital expenditures for the full year to be in the area of $500 million.

Net proceeds from the exercise of stock options were approximately $130 million for the first quarter of 2004 and immaterial for 2003.

The Company's next scheduled debt maturity is the $208 million of 7.375% Notes Due on June 15, 2004.

As discussed in Note 2 and on page 15, the Company continues to expect the Eckerd sale transactions to close by the end of the second quarter of 2004. After closing adjustments, taxes, fees and other expenses related to the transactions, the Company expects to generate approximately $3.5 billion in cash proceeds. Subject to approval by the Company's Board of Directors, management anticipates that the proceeds will be used for an appropriate mix of both common stock repurchases and debt retirements. Effective May 20, 2004, Eckerd's managed care receivables securitization program was paid off in the amount of $221 million and terminated. On May 17, 2004, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) expired in connection with the Company's sale of that portion of its Eckerd drugstore operations to Coutu. On June 1, 2004, the Company announced that the Federal Trade Commission had completed its review of the Company's sale of that portion of its Eckerd drugstore operations to CVS, and granted early termination of the waiting period under the HSR.

For the remainder of 2004, management believes that cash flow generated from operations, combined with the short-term investment position, will be adequate to fund cash requirements for capital expenditures, working capital and dividend payments and, therefore, no external funding will be required. The payment of dividends is subject to approval by the Company's Board of Directors on a quarterly basis. At the present time, management does not expect to access the capital markets for any external financing for the remainder of 2004. However, the Company may access the capital markets on an opportunistic basis. Management believes that the Company's financial position will continue to provide the financial flexibility to support its turnaround initiatives.

Additional liquidity strengths include the available $1.5 billion credit facility discussed in the 2003 10-K and in Note 12, which was amended effective June 2, 2004 to permit the sale of the Eckerd Corporation, and its affiliates and assets, allow a broader range of cash investments, and permit issuing banks to extend maturities of certain letters of credit past the expiration of the Credit Agreement as long as they are collateralized with cash at that time. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $235 million as of the end of the first quarter of 2004, have been, or are expected to be, made under this facility. On a consolidated basis, the Company was in compliance with all financial covenants of the credit facility as of May 1, 2004.

Operating cash flows may be impacted by many factors, including the competitive conditions in the retail industry, and the effects of the current economic conditions and consumer confidence. Based on the nature of the Company's businesses, management considers the above factors to be normal business risks.

Quarterly dividends of $0.125 per share on the Company's outstanding common stock were paid on February 1, 2004 to stockholders of record on January 10, 2004 and on May 1, 2004 to stockholders of record on April 10, 2004.


Stock Option Accounting
-----------------------

As discussed in the 2003 10-K, the Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," which does not require expense recognition for stock options when the exercise price of an option equals, or exceeds, the fair market value of the common stock on the date of grant. The Financial Accounting Standards Board (FASB) proposed a new rule that would require expense recognition of stock options in the statement of operations beginning in 2005. The Company will adopt any new rules required by the FASB when they are effective. As required by Statement of Finanical Accounting Standards (SFAS) No. 123 for companies retaining APB 25 accounting, the Company discloses the estimated impact of fair value accounting for stock options granted. See Note 1 for the pro forma impact on the first quarters of 2004 and 2003.

Recently Issued Accounting Pronouncements
------------------------------------------

Recently issued accounting pronouncements are discussed in Note 1 to the unaudited Interim Consolidated Financial Statements.


Pre-Approval of Auditor Services
--------------------------------

During the first quarter of 2004, the Audit Committee of the Company's Board of Directors approved estimated fees for the remainder of 2004 related to the performance of both audit and allowable non-audit services by the Company's external auditors, KPMG LLP.


Seasonality
-----------

The results of operations and cash flows for the 13 weeks ended May 1, 2004 are not necessarily indicative of the results for the entire year. The Company's business depends to a great extent on the last quarter of the year. Historically for that period, Department Stores and Catalog/Internet sales have averaged approximately one-third of annual sales and income from continuing operations has averaged about 60% of the full year total.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks in the normal course of business due to changes in interest rates and currency exchange rates. The Company's market risks related to interest rates at May 1, 2004 are similar to those disclosed in the Company's 2003 10-K. For the 13 weeks ended May 1, 2004, the other comprehensive loss on foreign currency translation was $1 million. Due to the limited nature of foreign operations, management believes that its exposure to market risk associated with foreign currencies would not have a material impact on its financial condition or results of operations.


Item 4 - Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of
1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There have not been changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit Nos.
               -------------

               10.1 Amendment  No.1  dated  as of  June 2,  2004  to the  Credit
                    Agreement  dated as of May 31, 2002 among the Company,  JCP,
                    J. C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Wachovia Bank, N.A. as Letter of Credit Agent

               31.1 Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

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

               32.1 Certification of Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

          The Company filed the following reports on Form 8-K during the period covered in this report:

          o Current Report on Form 8-K dated February 26, 2004 (Item 12 - Results of Operations and Financial Condition)

          o Current Report on Form 8-K dated March 29, 2004 (Item 5 - Other Events and Regulation FD Disclosure)

          o Current Report on Form 8-K dated April 4, 2004 (Item 5 - Other Events and Regulation FD Disclosure)

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









Date: June 9, 2004

                                                                   Exhibit 31.1

CERTIFICATION
-------------

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


Date:  June 9, 2004.

                                           /s/ Allen Questrom
                                           --------------------------
                                           Allen Questrom
                                           Chairman and Chief Executive Officer
                                           J. C. Penney Company, Inc.
                                      -25-

                                                                    Exhibit 31.2

CERTIFICATION
--------------

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

Date:  June 9, 2004.

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

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending May 1, 2004 (the "Report"), I, Allen Questrom, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 9th day of June 2004.

                                             /s/ Allen Questrom
                                            -----------------------------
                                            Allen Questrom
                                            Chairman and Chief Executive Officer

                                                                   Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending May 1, 2004 (the "Report"), I, Robert B. Cavanaugh, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 9th day of June 2004.

                                           /s/ Robert B. Cavanaugh
                                           -----------------------------
                                           Robert B. Cavanaugh
                                           Executive Vice President and
                                           Chief Financial Officer