Form 10-Q
period 2004-07-31
J C PENNEY CO INC
filed 2004-09-08
CIK 1166126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 2004    Commission file number 1-15274


                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transitional period from ______________ to ________________
                 Commission file number _______________________


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

288,190.139 shares of Common Stock of 50 cents par value, as of September 7, 2004.

                                          INDEX

                                                                                                              Page
                                                                                                           ----------
Part I               Financial Information
   Item 1.           Unaudited Financial Statements
                     Consolidated Statements of Operations                                                      1
                     Consolidated Balance Sheets                                                                2
                     Consolidated Statements of Cash Flows                                                      4
                     Notes to the Unaudited Interim Consolidated Financial Statements                           5
   Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                                18
   Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                30
   Item 4.           Controls and Procedures                                                                   30
Part II              Other Information
   Item 1.           Legal Proceedings                                                                         31
   Item 2.           Changes in Securities and Use of Proceeds                                                 31
   Item 4.           Submission of Matters to a Vote of Security Holders                                       31
   Item 6.           Exhibits and Reports on Form 8-K                                                          32
Signature Page                                                                                                 33
Certifications                                                                                                 34


PART I - FINANCIAL INFORMATION

       Item 1 - Unaudited Financial Statements


                           J. C. Penney Company, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


($ in millions, except per share data)                       13 weeks ended                   26 weeks ended
                                                      ------------------------------    ----------------------------
                                                        July 31,         July 26,        July 31,       July 26,
                                                          2004             2003            2004           2003
                                                      --------------    ------------    ------------  --------------
Retail sales, net                                         $ 3,857         $ 3,645         $ 7,890          $7,356
Cost of goods sold                                          2,414           2,335           4,832           4,590
                                                      --------------    ------------    ------------  --------------
Gross margin                                                1,443           1,310           3,058           2,766
Selling, general and administrative expenses                1,287           1,257           2,673           2,629
Net interest expense                                           49              70             106             135

Real estate and other (income)                                 (5)            (12)            (13)            (21)
                                                      --------------    ------------    ------------  --------------
Income/(loss) from continuing operations
    before income taxes                                       112              (5)            292              23
Income tax expense/(benefit)                                   40              (2)            102               6
                                                      --------------    ------------    ------------  --------------
Income/(loss) from continuing operations                     $ 72            $ (3)          $ 190           $  17
Discontinued operations, net of income tax
   (benefit)/expense of  $(88), $2, $(178)
    and $27                                                   (71)              3            (148)             44

                                                      --------------    ------------    ------------  --------------
Net income                                                   $  1            $  -          $  42            $  61


Less: preferred stock dividends                                 6               6             12               13

                                                      --------------    ------------    ------------  --------------
Net (loss)/income applicable to common
     stockholders                                           $  (5)           $ (6)          $ 30           $   48

                                                      ==============    ============    ============  ==============

Basic earnings/(loss) per share:
    Continuing operations                                  $ 0.23          $(0.03)        $   0.64         $ 0.02
    Discontinued operations
                                                            (0.25)           0.01            (0.53)          0.16
                                                      --------------    ------------    ------------  --------------
    Net (loss)/income                                      $(0.02)         $(0.02)        $   0.11         $ 0.18

                                                      ==============    ============    ============  ==============

Diluted earnings/(loss) per share:
    Continuing operations                                  $ 0.23          $(0.03)        $   0.62         $ 0.02

    Discontinued operations                                 (0.25)           0.01            (0.48)          0.16

                                                      --------------    ------------    ------------  --------------
    Net (loss)/income                                     $ (0.02)         $(0.02)        $   0.14         $ 0.18

                                                      ==============    ============    ============  ==============


     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

($ in millions)                                                     July 31,        July 26       Jan. 31,
                                                                       2004            2003          2004
                                                                ---------------   ------------  --------------

Assets
Current assets
   Cash and short-term investments
         (including restricted balances of $88,
         $87 and $87)                                               $ 7,414         $ 2,617        $ 2,994

  Receivables (net of bad debt reserves
         of $6, $5 and $5)                                              227             267            233

  Merchandise inventory (net of LIFO
         reserves of $43, $49 and $43)                                3,430           3,343          3,156

  Prepaid expenses                                                      132                            130
                                                                                        104
                                                                ---------------   ------------  --------------

        Total current assets                                         11,203           6,331          6,513


Property and equipment (net of accumulated
         depreciation of $2,240, $2,203 and $2,122)                   3,464           3,498          3,515


Prepaid pension                                                       1,319           1,111          1,320


Goodwill                                                                 39              42             42

Other assets                                                            516             522            556

Assets of discontinued operations (net of fair value
        adjustment of $-, $- and $450)                                    -           6,840          6,354
                                                                ---------------   ------------  --------------
Total Assets                                                       $ 16,541        $ 18,344       $ 18,300
                                                                ===============   ============  ==============



     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)


($ in millions, except per share data)                             July 31,        July 26,       Jan. 31,
                                                                     2004            2003           2004
                                                                 --------------   ------------  -------------
Liabilities and Stockholders' Equity
Current liabilities
  Trade payables                                                     $ 1,377         $ 1,048        $ 1,167
  Accrued expenses and other                                           1,390             978          1,384
  Short-term debt                                                         20              25             18
  Current maturities of long-term debt                                 1,165             626            242
  Income taxes payable                                                   806               -              -
  Deferred taxes                                                          90              21            943
                                                                 --------------   ------------  -------------
       Total current liabilities                                       4,848           2,698          3,754

Long-term debt                                                         3,960           5,128          5,114
Deferred taxes                                                         1,138           1,207          1,217
Other liabilities                                                        993             778            804
Liabilities of discontinued operations                                     -           2,091          1,986
                                                                 --------------   ------------  -------------
       Total Liabilities                                              10,939          11,902         12,875

Stockholders' equity
Capital stock
  Preferred stock, no par value and stated value
    of $600 per share: authorized, 25 million shares;
    issued and outstanding, 0.5, 0.5 and 0.5 million
    shares of Series B ESOP convertible preferred                       291              317            304

  Common stock, par value $0.50 per share:
   authorized, 1,250 million shares; issued and
   outstanding, 284, 272 and 274 million shares                       3,774            3,486          3,531
                                                                 --------------   ------------  -------------
Total capital stock                                                   4,065            3,803          3,835
                                                                 --------------   ------------  -------------

Reinvested earnings at beginning of year                              1,728            2,817          2,817

  Net income/(loss)                                                      42               61           (928)
  Dividends declared                                                    (81)             (80)          (161)
                                                                 --------------   ------------  -------------
Reinvested earnings at end of period                                  1,689            2,798          1,728

   Accumulated other comprehensive (loss)                              (152)            (159)          (138)
                                                                 --------------   ------------  -------------
      Total Stockholders' Equity                                      5,602            6,442          5,425
                                                                 --------------   ------------  -------------
Total Liabilities and Stockholders' Equity                          $16,541         $ 18,344       $ 18,300
                                                                 ==============   ============  =============


     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

($ in millions)                                                                   26 weeks ended
                                                                      ----------------------------------------
                                                                            July 31,              July 26,
                                                                               2004                  2003
                                                                      ------------------     -----------------
Cash flows from operating activities:
Income from continuing operations                                              $ 190                 $ 17
Adjustments to reconcile income from continuing operations
  to net cash provided by/(used in) operating activities:
   Depreciation and amortization                                                 173                  199
   Asset impairments, PVOL and other unit closing costs                            3                   16
   Net gains on sale of assets                                                    (3)                 (51)
   Benefit plans expense                                                          19                   35

   Deferred taxes                                                                 33                   80

   Change in cash from:
      Receivables                                                                  -                  (11)
      Inventory                                                                 (274)                (373)
      Prepaid expenses and other assets                                           14                   22
      Trade payables                                                             210                   55
      Current income taxes payable                                                69                  (43)
      Accrued expenses and other liabilities                                    (213)                (240)
                                                                      ------------------     -----------------
Net cash provided by/(used in) operating activities                              221                 (294)
                                                                      ------------------     -----------------
Cash flows from investing activities:
Capital expenditures                                                            (184)                (150)
Proceeds from the sale of Eckerd drugstores                                    4,666                    -
Proceeds from sale of assets                                                      28                   68
                                                                      ------------------     -----------------
Net cash provided by/(used in) investing activities                            4,510                  (82)
                                                                      ------------------     -----------------
Cash flows from financing activities:
Change in short-term debt                                                          2                   12
Net proceeds from issuance of long-term debt                                       -                  595
Payment of long-term debt, including capital leases                             (238)                 (33)
Common stock issued, net                                                         182                   13
Preferred stock redeemed                                                         (13)                 (16)
Dividends paid, preferred and common                                             (81)                 (80)
                                                                      ------------------     -----------------
Net cash (used in)/provided by financing activities                             (148)                 491
                                                                      ------------------     -----------------
Cash (paid to)/received from discontinued operations                            (163)                  28
Net increase in cash and short-term investments                                4,420                  143
Cash and short-term investments at beginning of year                           2,994                2,474
                                                                      ------------------     -----------------
Cash and short-term investments at end of period                              $7,414               $2,617
                                                                      ==================     =================

     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

Notes to the Unaudited Interim Consolidated Financial Statements


1)   Summary of Significant Accounting Policies
     -------------------------------------------

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

Stock-Based Compensation

The Company has a stock-based compensation plan that provides for grants to associates of stock awards, stock appreciation rights or options to purchase the Company's common stock. The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations for stock options, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for fixed stock awards with pro rata vesting is recorded on a straight-line basis over the vesting period, which typically ranges from one to five years.

The following table illustrates the effect on net income and (loss)/earnings per share (EPS) as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock options.

  ($ in millions, except EPS)                                        13 weeks ended                26 weeks ended
                                                                 ----------------------       -------------------------
                                                                 July 31,      July 26,         July 31,   July 26,
                                                                   2004          2003             2004       2003
                                                              ------------ --------------     ---------- -----------
  Net income, as reported                                           $  1          $  -             $ 42       $ 61
  Add:  Stock-based employee compensation
      expense included in reported net income, net of
      related tax effects                                              2             1               4           2
  Deduct:  Total stock-based employee compensation
      expense determined under fair value method
      for all awards, net of related tax effects                      (6)           (6)             (12)       (12)
                                                              ------------ --------------     ---------- -----------
  Pro forma net (loss)/income                                       $ (3)       $   (5)            $ 34       $ 51
                                                              ============ ==============     ========== ===========

  (Loss)/earnings per share:
      Basic--as reported                                         $ (0.02)      $ (0.02)           $0.11      $0.18
      Basic--pro forma                                           $ (0.03)      $ (0.04)           $0.08      $0.14

      Diluted--as reported                                       $ (0.02)      $ (0.02)           $0.14      $0.18
      Diluted--pro forma(1)                                      $ (0.03)      $ (0.04)           $0.11      $0.14


     (1) Diluted EPS is calculated using diluted shares at the continuing operations level.

Effect of New Accounting Standards

In December  2003,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement requires interim disclosure that is addressed in Note 12 but did not change the recognition and measurement requirements of the amended Statements.

On May 19, 2004, the FASB issued FASB Staff Position (FSP) SFAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The referenced legislation (the Act) was passed in December 2003, and provides for a federal subsidy to employers who offer retiree prescription drug benefits that are at least actuarially equivalent to those offered under the government sponsored Medicare Part D. The provisions of FSP SFAS 106-2 will be effective in the Company's third quarter of 2004. Final regulations that would define actuarial equivalency have not yet been issued. As a result, the expense amounts shown in Note 12 do not reflect the potential effects of the Act, which, due largely to the cap on Company contributions, are not expected to have a material effect on the Company's consolidated financial statements.

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

2)   Discontinued Operations
     ------------------------

Eckerd Drugstores

On July 31, 2004, the Company closed on the sale of its Eckerd drugstore operations for a total of approximately $4.7 billion in cash proceeds that included a working capital adjustment, which is discussed below. After deducting taxes, fees and other transaction costs, and estimated post-closing adjustments, the ultimate net cash proceeds from the sale are expected to total approximately $3.5 billion. As previously reported, The Jean Coutu Group (PJC) Inc. (Coutu) acquired Eckerd drugstores and support facilities located in 13 Northeast and Mid-Atlantic states, as well as the Eckerd Home Office located in Florida. CVS Corporation and CVS Pharmacy, Inc. (collectively, CVS) acquired Eckerd drugstores and support facilities located in the remaining southern states, principally Florida and Texas, as well as Eckerd's pharmacy benefits management, mail order and specialty pharmacy businesses. Proceeds from the sale will be used for common stock repurchases and debt reduction, as announced on August 2, 2004 and more fully discussed in Note 13.

At closing, the proceeds received by the Company included $209 million for the estimated increase in Eckerd's working capital from January 31, 2004 to July 31, 2004. The working capital adjustment will change based on the final closing balance sheet, which is subject to a review period and must be agreed to between the Company and the purchasers. Additionally, reserves established at closing for estimated post-closing adjustments may be adjusted in future periods based on additional information that may indicate that actual costs are more or less than original estimates. See discussion of the more significant and judgmental reserves below.

During the second quarter, the Company increased the previously recorded estimated loss on disposal of Eckerd by $96 million pre-tax, or $31 million after-tax, including revised estimates of certain post-closing adjustments and resulting sales proceeds. The loss on the sale was $713 million pre-tax, or $1,433 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions. Through the first quarter of 2004, the Company had recorded after-tax losses totaling $1,402 million to reflect Eckerd at its estimated fair value less costs to sell. As reflected on the Consolidated Balance Sheets, income taxes payable related to the Eckerd sale were reclassified from current deferred taxes to current income taxes payable on July 31, 2004, the closing date of the sale.

Discontinued operations in the consolidated statements of operations reflect Eckerd's operating results for all periods presented, including allocated interest expense. Interest expense was allocated to the discontinued operation based on Eckerd's outstanding balance on its intercompany loan payable to JCPenney, which accrued interest at JCPenney's weighted average interest rate on its net debt (long-term debt net of short-term investments) calculated on a monthly basis.

Additionally, $3.4 billion of the present value of lease obligations, which was an off-balance sheet obligation under generally accepted accounting principals
(GAAP), was eliminated with the transfer of these leases to the purchasers of the Eckerd drugstore operations upon the closing of the sale.

The Company will provide to the purchasers certain information systems, accounting, banking, vendor contracting, tax and other transition services as set forth in the Company's Transition Services Agreements (Transition Agreements) with CVS and Coutu for a period of twelve months, unless terminated earlier by the purchasers. One Transition Agreement with Pharmacare Management Services, Inc., a subsidiary of CVS, involves the provision of information and data management services for a period of up to fifteen months. The Company will receive monthly service fees, which are designed to recover the costs of providing such services, as specified in the Transition Agreements.

At the closing of the sale of Eckerd on July 31, 2004, the Company assumed sponsorship of the Eckerd Pension Plan, the Eckerd Contingent Separation Pay Programs and the Genovese Drug Stores, Inc. Stock Option and Stock Appreciation Rights Plan. The Company also assumed the benefit payment obligations under various terminated non-qualified retirement plans and programs and the terminated Fay's Incorporated Non-Employee Director Retirement Plan. The Company further assumed all severance and health and welfare benefit obligations under various employment and other specific agreements. Finally, the Company assumed all retiree health and life insurance obligations under the Eckerd plans and programs. The Company is evaluating its options with respect to these assumed liabilities, including, but not limited to, termination of the agreements, plans or programs and/or settlement of the underlying benefit obligations. As of July 31, 2004, the Company had a liability of approximately $59 million for the Eckerd Pension Plan and these other post-employment severance and benefit obligations.

Certain of the estimated reserves the Company established for post-closing adjustments involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant estimates relate to severance payments to former Eckerd associates, the costs to exit the Colorado and New Mexico markets, environmental indemnifications, and letters of credit issued as collateral to a third party insurance company for general liability and workers' compensation insurance. These are discussed in more detail below.

As part of the Asset Purchase Agreement with CVS, it was agreed that, with respect to the Colorado and New Mexico locations (CN real estate interests), at closing any of these properties that were not disposed of would be transferred to CVS. On August 25, 2004, the Company and CVS entered into the CN Rescission Agreement, whereby the Company received a one-time payment from CVS of $21.4 million, which represents the agreed-upon limit of CVS's liability regarding the CN real estate interests plus net proceeds from dispositions as of August 25 minus expenses borne and paid by CVS as of August 25 relating to the CN real estate interests. Effective August 25, CVS transferred to the Company all CN real estate interests not disposed of, corresponding third party agreements and liabilities. Based on management's analysis of the length of time expected to exit these locations, estimates of costs expected to be incurred and fair values of owned properties, the Company recorded a net reserve of approximately $80 million as of July 31, 2004. Any costs incurred prior to July 31, 2004 were included in the calculation of the loss on sale. Actual costs to exit these locations could vary from preliminary estimates and the process may take longer than anticipated.

As part of the Eckerd sale agreements, the Company retained responsibility to remediate environmental conditions that existed at the time of the sale. Certain properties, principally distribution centers, were identified as having such conditions at the time of sale. Preliminary cost estimates have been established by management, in consultation with an environmental engineering firm, for specifically identified properties, as well as a certain percentage of the remaining properties, considering such factors as age, location and prior use of the properties. The Company has a liability of $20 million recorded at July 31, 2004 based on management's preliminary analysis of the costs to remediate environmental conditions that are considered probable. Further studies are underway to develop remediation plans and refine cost estimates, which could vary from preliminary estimates.

The Company currently has $64 million in letters of credit pledged as collateral to an insurance company in support of general liability and workers' compensation claims that were transferred to Coutu as part of the Eckerd sale. Based on management's initial assessment of the probable risk, a $5 million reserve was recorded at July 31, 2004. However, the amount of letter of credit support that will be provided by the Company to Coutu is currently under negotiation. Therefore, estimates of loss exposure may change when final terms are agreed upon.

Mexico Department Stores

Effective November 30, 2003, the Company closed on the sale of its six Mexico department stores to Grupo Sanborns S.A. de C.V. of Mexico City. The stock sale transaction, which included the Mexico holding company and operating companies comprising JCPenney's Mexico department store operation, resulted in a loss of $14 million, net of a $27 million tax benefit. The loss was principally related to currency translation losses of $25 million accumulated since operations began in 1995 that were previously reflected as reductions to stockholders' equity. Additional components of the loss included potential liability on certain real estate leases and merchandise and transaction costs.

Results of the discontinued operations as reflected in the consolidated statements of operations are summarized below:

($ in millions)                                             13 weeks ended                   26 weeks ended
                                                    -------------------------------  -------------------------------
                                                        July 31,       July 26,         July 31,       July 26,
                                                          2004           2003             2004           2003
                                                    -------------------------------  -------------------------------
Eckerd
   Net sales                                               $3,532        $3,655           $7,254        $ 7,425
                                                    -------------------------------  -------------------------------
   Gross margin                                               833           833            1,676          1,699
   Selling, general and administrative expenses               841           779            1,635          1,527
   Interest expense                                            51            38               97             77
   Acquisition amortization                                     3             8                5             18
   Other                                                        1             1                2              3
                                                    -------------------------------  -------------------------------
(Loss)/income before income taxes                             (63)            7              (63)            74
Income tax (benefit)/expense                                  (23)            3              (23)            28
                                                    -------------------------------  -------------------------------
Eckerd (loss)/income from operations                          (40)            4              (40)            46
(Loss) on sale of Eckerd, net of income tax
      (benefit) of $(65), $-, $(155) and $-                   (31)            -             (108)             -
Mexico (loss) from operations, net of income
   tax (benefit) of $-, $(1), $- and $(1)                       -            (1)               -             (2)
                                                    -------------------------------  -------------------------------
Total discontinued operations, net                          $ (71)         $  3            $(148)          $ 44
                                                    ===============================  ===============================


With the closings of the Eckerd sale on July 31, 2004 and the Mexico stores on November 30, 2003, there were no assets or liabilities of discontinued operations as of July 31, 2004. Assets and liabilities of discontinued operations as of July 26, 2003 and January 31, 2004 were as follows:

($ in millions)                                             July 26                 Jan. 31,
                                                              2003(1)                 2004
                                                      -----------------      -----------------
Current assets                                              $ 2,601                  $ 2,467
Other assets                                                  4,239                    4,337
                                                      -----------------      -----------------
    Total Assets                                            $ 6,840                  $ 6,804
                                                      -----------------      -----------------
Current liabilities                                         $ 1,669              $     1,509
Other liabilities                                               422                      477
                                                      -----------------      -----------------
    Total Liabilities                                       $ 2,091                  $ 1,986
                                                      -----------------      -----------------
JCPenney's net investment                                   $ 4,749                  $ 4,818
Fair value adjustment                                             -                     (450)
                                                      -----------------      -----------------
                                                            $ 4,749                  $ 4,368
                                                      =================      =================

(1) Includes $27 million of current assets for Mexico department stores.

Effective May 20, 2004, the Company terminated Eckerd's managed care receivables securitization program. Upon termination and final payment of $221 million, the receivables under the program were conveyed back to Eckerd. This transaction was considered in the determination of the fair value of the Company's investment in Eckerd at January 31, 2004.

3)   Debt
     -----

Eckerd's managed care receivables securitization program was terminated and the related debt paid off in May 2004 in the amount of $221 million. In June 2004, the 7.375% Notes in the amount of $208 million matured and were paid, and JCP retired $25 million of its 9.75% Debentures Due 2021 at par, through the mandatory sinking fund payment of $12.5 million and an additional $12.5 million optional sinking fund payment.

Current maturities of long-term debt on the consolidated balance sheets include debt issues that the Company intends to pay off within the next twelve months, including open market purchases of long-term debt, as well as debt issues that are payable at the holders' option. As a result of the capital structure repositioning program announced on August 2, 2004 and discussed in Note 13, the following securities have been classified as current maturities of long-term debt on the consolidated balance sheet as of July 31, 2004:

($ in millions)                                                           July 31,
                                                                            2004
                                                                      ----------------
8.25% Sinking Fund Debentures Due 2022                                  $   196
6.00% OID Debentures Due 2006                                               174
9.75% Sinking Fund Debentures Due 2021                                       92
7.40% Debentures Due 2037 (Putable April 2005)                              400
7.05% Notes Due 2005                                                        193
Open market purchases of long-term debt                                     100
Capital leases and other                                                     10
                                                                      -----------------
                                                                        $ 1,165
                                                                       ================

4)  Earnings per Share
    ------------------

Basic earnings/(loss) per share (EPS) is computed by dividing net income/(loss) less dividend requirements on the Series B ESOP Convertible Preferred Stock, net of tax as applicable, by the weighted average number of common shares outstanding for the period. Except where the effect would be anti-dilutive at the continuing operations level, the diluted EPS calculation includes the impact of restricted stock units and shares that could be issued under outstanding stock options as well as common shares that would result from the conversion of convertible debentures and convertible preferred stock. If the applicable shares are included in the calculation, the related interest on convertible debentures (net of tax) and preferred stock dividends (net of tax) are added back to income, since these would not be paid if the debentures or preferred stock were converted to common stock.

Income/(loss) from continuing operations and shares used to compute EPS from continuing operations, basic and diluted, are reconciled below:

(in millions, except per share data)                        13 weeks ended                  26 weeks ended
                                                      ---------------------------      --------------------------
                                                        July 31,       July 26,         July 31,       July 26,
                                                         2004            2003             2004          2003
                                                      ------------    -----------      -----------   ------------
Earnings:
Income/(loss) from continuing operations                   $ 72           $ (3)           $ 190           $ 17
Less: preferred stock dividends, net of tax                   6              6               12             13
                                                      ------------    -----------      -----------   ------------
Income from continuing operations, basic                     66             (9)             178              4
Adjustment for assumed dilution:
   Interest on 5% convertible debt, net of tax                -              -               11              -
                                                      ------------    -----------      -----------   ------------
Income/(loss) from continuing operations,
diluted                                                    $ 66           $ (9)           $ 189           $  4
                                                      ============    ===========      ===========   ============

Shares:
Average common shares outstanding (basic
shares)                                                     283            271              280            271
Adjustment for assumed dilution:
    Stock options and restricted stock units                  4              -                5              2
    Shares from convertible debt                              -              -               23              -
                                                       ------------    -----------      -----------   ------------
Average shares assuming dilution (diluted
     shares)                                                287            271              308            273
                                                       ============    ===========      ===========   ============

EPS from continuing operations:
Basic                                                    $ 0.23         $(0.03)           $0.64          $0.02
Diluted                                                  $ 0.23         $(0.03)           $0.62          $0.02


The following potential shares of common stock were excluded from the EPS calculation because their effect would be anti-dilutive:

(shares in millions)
                                                           13 weeks ended                   26 weeks ended
                                                      ---------------------------      ---------------------------
                                                       July 31,      July 26,          July 31,       July 26,
                                                         2004          2003              2004           2003
                                                     -------------  ------------      -----------   -------------
Restricted stock units                                      -              2                 -               -
Stock options (1)                                           3             26                 7              17

$650 million notes convertible at $28.50
    per share                                              23             23                 -              23
Preferred stock                                            10             11                10              11

(1)  Exercise prices per share for the excluded
stock options for the respective periods ranged from:  $37 to $71        $9 to $71      $36 to $71      $19 to $71

                                      -11-

5) Cash and Short-Term Investments
   -------------------------------

($ in millions)                                           July 31,            July 26,           Jan. 31,
                                                            2004                2003               2004
                                                     -------------------  -----------------   ---------------
Cash                                                 $  4,771 (1)            $    3            $    8
Short-term investments
                                                        2,643                 2,614             2,986
                                                     -------------------  -----------------   ---------------
Total cash and short-term investments                $  7,414                $2,617            $2,994
                                                     ===================  =================   ===============


(1) Includes gross cash proceeds of $4,666 million from the sale of Eckerd, which closed on July 31, 2004. See Note 13 for the planned use of cash proceeds.

Restricted Short-term Investment Balances

Short-term investments include restricted balances of $88 million, $87 million and $87 million as of July 31, 2004, July 26, 2003 and January 31, 2004, respectively. Restricted balances are pledged as collateral for import letters of credit not included in the Company's bank credit facility and for a portion of casualty insurance program liabilities.


6)  Supplemental Cash Flow Information
    -----------------------------------

($ in millions)                                                                 26 weeks ended
                                                                         -----------------------------
                                                                            July 31,         July 26,
                                                                               2004             2003
                                                                         ------------     ------------
Total interest paid                                                          $  207           $  196
  Less:  interest paid attributable to discontinued operations                   95               75
                                                                         ------------     ------------
Interest paid by continuing operations                                       $  112           $  121
                                                                         ============     ============

Interest received                                                            $   13            $  15
Income taxes paid                                                            $    8            $  34


Non-cash transactions: The Company issued 2.4 million shares of common stock in the first quarter of 2003 to fund savings plan contributions of $47 million for 2002.


7) Goodwill
   --------

The carrying amount of goodwill for Renner Department Stores in Brazil was $39 million, $42 million and $42 million as of July 31, 2004, July 26, 2003 and January 31, 2004, respectively. The changes in carrying value are related to foreign currency translation adjustments. There were no impairment losses related to goodwill recorded during the first half of 2004 or 2003.


8) Credit Agreement
   -----------------

The Company's Credit Agreement dated as of May 31, 2002 with JPMorgan Chase Bank as administrative agent was amended effective as of June 2, 2004. The amendments permitted the sale of the Eckerd Corporation, and its affiliates and assets, permit a broader range of cash investments, and permit issuing banks to extend maturities of certain letters of credit past the expiration of the Credit Agreement as long as they are collateralized with cash at that time. No borrowings, other than the issuance of trade andstandby letters of credit, which totaled $274 million as of the end of the second quarter of 2004, have been, or are expected to be, made under this facility.

9)  Comprehensive Income and Accumulated Other Comprehensive (Loss)
    -----------------------------------------------------------------

Comprehensive Income/(Loss)

($ in millions)                                           13 weeks ended                      26 weeks ended
                                                  -------------------------------     -------------------------------
                                                       July 31,       July 26,              July 31,       July 26,
                                                          2004           2003                  2004           2003
                                                  --------------   --------------     ---------------  --------------
Net income                                                $  1          $   -                 $  42          $  61
Other comprehensive (loss)/income:
    Foreign currency translation adjustments                (9)            17                   (10)            25
    Net unrealized gains/(losses) in
      real estate investment trusts                          8              9                    (4)            18
    Non-qualified retirement plan minimum
      liability adjustment                                  (1)             -                    (1)             -
    Other comprehensive income
      from discontinued operations                           1              1                     1              1
                                                  --------------   --------------     ---------------  --------------
                                                            (1)            27                   (14)            44
                                                  --------------   --------------     ---------------  --------------
Total comprehensive income                                $  -          $  27                 $  28          $ 105
                                                  ==============   ==============     ===============  ==============


Accumulated Other Comprehensive (Loss)/Income

($ in millions)                                                          July 31,           July 26,        Jan. 31,
                                                                           2004               2003            2004
                                                                      ----------------    -------------  ---------------
Foreign currency translation adjustments (1)                                 $ (125)          $ (115)           $(115)
Net unrealized gains in real estate investment trusts (2)                        56               37               60
Non-qualified retirement plan minimum liability adjustment (3)                  (83)             (58)             (82)
Other comprehensive (loss) from discontinued operations (4)                       -              (23)              (1)
                                                                      ----------------    -------------  ---------------
Accumulated other comprehensive (loss)                                       $ (152)          $ (159)           $(138)
                                                                      ================    =============  ===============

(1) A deferred tax asset has not been established due to the historical reinvestment of earnings in the Company's Brazilian subsidiary.

(2) Shown net of a deferred tax liability of $30 million, $20 million and $32 million as of July 31, 2004, July 26, 2003 and January 31, 2004, respectively.

(3) Shown net of a deferred tax asset of $53 million, $39 million and $52 million as of July 31, 2004, July 26, 2003 and January 31, 2004, respectively.

(4) Shown net of a deferred tax asset of $- million, $- million and $1 million as of July 31, 2004, July 26, 2003 and January 31, 2004, respectively.


10)  Contractual Obligations and Guarantees
     ----------------------------------------

Contractual Obligations

In December 2003, JCP notified the third-party service providers of the six outsourced store support centers (SSCs) of its intent to terminate contracted services. In accordance with the related service contracts, JCP assumed $61 million of building leases for four of the six SSCs during the first quarter of 2004 and $34 million of building leases for the two remaining SSCs in the second quarter of 2004. Equipment leases, for which the Company had a potential obligation of $20 million as of July 31, 2004, were assumed on August 1, 2004 by JCP. Additional contractual obligations are disclosed in the 2003 10-K.

Guarantees

As of July 31, 2004, JCP had guarantees totaling $81 million. Guarantees of $48 million are described in detail in the 2003 10-K and include: $18 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company's Direct Marketing Services business; and $10 million related to certain leases for stores that were sold in 2003, which is recorded in accounts payable and accrued expenses. In addition, JCP had guarantees of approximately $33 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases.



11)  Real Estate and Other (Income)/Expense
     ---------------------------------------

($ in millions)                                         13 weeks ended                    26 weeks ended
                                                 -----------------------------     -----------------------------
                                                      July 31,        July 26,          July 31,       July 26,
                                                         2004            2003              2004           2003
                                                 --------------  -------------     --------------  ------------
Real estate activities                                   $  (7)          $ (6)            $ (14)          $(10)
Net gains from sale of real estate                          (1)           (30)               (3)           (51)
Asset impairments, PVOL and other unit
   closing costs                                             3             24                 4             39
Other                                                        -              -                 -              1
                                                 --------------  -------------     --------------  ------------
     Total                                               $  (5)          $(12)            $ (13)          $(21)
                                                 ==============  =============     ==============  ============



Real estate activities consisted primarily of income from the Company's real estate subsidiaries.

Net real estate gains were recorded from the sale of facilities that are no longer used in Company operations.

Asset impairments, the present value of lease obligations (PVOL) and other unit closing costs of $3 million and $4 million for the second quarter and first half of 2004 consisted primarily of asset impairments.

For the second quarter of 2003, asset impairments, PVOL and other unit closing costs totaled $24 million and consisted of $10 million of accelerated depreciation for catalog facilities closed in the second quarter of 2003, $9 million of asset impairments and $5 million of charges related to the PVOL for closed stores. For the first half of 2003, these costs totaled $39 million and consisted of $22 million of accelerated depreciation for closed catalog facilities, $9 million of asset impairments and $8 million of expenses related to PVOL and other costs for closed units.

12) Retirement Benefit Plans
    -------------------------

Net Periodic Benefit Cost/(Credit)

The components of net periodic benefit cost/(credit) for the qualified and non-qualified pension plans and the postretirement plans for the 13 weeks ended July 31, 2004 and July 26, 2003 follow:

                                                         Pension Plans
                                     -------------------------------------------------------
                                               Qualified                 Supplemental              Postretirement
($ in millions)                                                        (Non-Qualified)                 Plans
                                     -------------------------------------------------------  -------------------------
                                             13 weeks ended             13 weeks ended             13 weeks ended
                                     -------------------------------------------------------  -------------------------
                                            July 31,      July 26,   July 31,      July 26,     July 31,    July 26,
                                               2004          2003       2004          2003         2004        2003
                                     -------------------------------------------------------  -------------------------
Service cost                                   $  9          $  7       $  -          $  -         $  1        $  -
Interest cost                                    22            17          2             3            2           3
Expected return on plan assets                  (34)          (22)         -             -            -           -
Net amortization                                  8            10          3             1           (4)         (4)
                                     -------------------------------------------------------  -------------------------
Net periodic benefit cost/(credit)             $  5          $ 12       $  5          $  4         $ (1)       $ (1)
                                     =======================================================  =========================

The components of net periodic benefit cost/(credit) for the qualified and non-qualified pension plans and the postretirement plans for the 26 weeks ended July 31, 2004 and July 26, 2003 follow:

                                                         Pension Plans
                                     -------------------------------------------------------

                                               Qualified                 Supplemental              Postretirement
($ in millions)                                                        (Non-Qualified)                 Plans
                                     -------------------------------------------------------  -------------------------
                                             26 weeks ended             26 weeks ended             26 weeks ended
                                     -------------------------------------------------------  -------------------------

                                            July 31,      July 26,     July 31,    July 26,       July 31,    July 26,
                                               2004          2003         2004        2003           2004        2003
                                     -------------------------------------------------------  -------------------------
Service cost                                  $  23          $ 22         $  1        $  1           $  2        $  1
Interest cost                                    55            56            6           7              5           6
Expected return on plan assets                  (82)          (72)           -           -              -           -
Net amortization                                 26            32            4           2            (11)         (9)
                                     -------------------------------------------------------  -------------------------
Net periodic benefit cost/(credit)            $  22          $ 38         $ 11        $ 10           $ (4)       $ (2)
                                     =======================================================  =========================


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

13)  Subsequent Events
     -----------------

Capital Structure Repositioning

On August 2, 2004, the Company announced that it intends to use the approximately $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations and $1.1 billion of existing cash balances to implement a major repositioning of its capital structure. This repositioning program includes the following:

Debt Reduction

The Company's debt reduction program consists of the retirement of $2.3 billion of debt in 2004 and 2005. As detailed in Note 3, approximately $454 million of on- and off-balance sheet obligations were paid during the second quarter of 2004.

Debt payments for the remainder of 2004 and first half of 2005 are expected to include the following:

o On August 15, 2004, the Company retired $37.5 million of JCP's 8.25% Debentures Due 2022 at par, through the mandatory sinking fund payment of $12.5 million and an optional sinking fund payment for an additional $25 million. On September 1, 2004, the Company redeemed the remaining principal balance of $158.2 million for this issue, at a redemption price of 103.096% plus accrued interest.

o In August 2004, the Company purchased $9 million of JCP's long-term debt on the open market. The Board of Directors has authorized up to $200 million aggregate principal amount of open market purchases of JCP's long-term debt. The Company currently expects to purchase approximately $100 million aggregate principal amount of this debt.

o    On September 1, 2004, the Company also redeemed the following debt issues:

     o 6.0% Original Issue Discount Debentures Due 2006, with a July 31, 2004 principal amount of $174 million, at a redemption price of 100% plus accrued interest ($200 million face amount); and

     o 9.75% Sinking Fund Debentures Due 2021, with a principal amount of $92.2 million, at a redemption price of 103.2% plus accrued interest.

o The Company currently anticipates that it will exercise the October 2004 call provision of JCP's $650 million 5.0% Convertible Subordinated Notes Due 2008, which are convertible into 22.8 million common shares.

o Holders of JCP's 7.4% Debentures Due 2037, with a principal amount of $400 million, have the right to elect to redeem the debentures in April 2005.

o In May 2005, the Company expects to pay the $193 million 7.05% Notes Due 2005, at the scheduled maturity date.

The pre-tax cost to redeem these securities, including call premiums and unamortized costs, is expected to be approximately $50 million, which will be recorded as a separate component of interest expense primarily in the third quarter of 2004.

Series B Convertible Preferred Stock Redemption

On August 26, 2004, the Company redeemed all of its outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock), all of which were held by the Company's Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) savings plan. Each preferred stockholder received twenty equivalent shares of JCPenney Common Stock for each one share of Preferred Stock in their Savings Plan account. Preferred Stock shares, which are included in the diluted earnings per share calculation as appropriate, were converted into approximately 9 million common stock shares. Annual dividend savings will approximate $11 million after tax.

Common Stock Repurchases

The Company has implemented a common stock repurchase program of up to $3.0 billion (not to exceed 133 million shares), including the repurchase of up to $650 million of common stock contingent upon the conversion of JCP's outstanding 5.0% Convertible Subordinated Notes Due 2008. Share repurchases will be made periodically in open-market transactions, subject to market conditions, legal requirements and other factors. No shares had been repurchased as of July 31, 2004. From August 3, 2004 through September 7, 2004, the Company repurchased approximately 7.2 million shares of common stock at a cost of approximately $282 million under the common stock repurchase program authorized by the Company's Board of Directors in July 2004.


Credit Rating

On August 2, 2004, Fitch Ratings upgraded its credit ratings on the Company's $1.5 billion secured bank facility to BBB- from BB+, its senior unsecured notes to BB+ from BB, and its convertible subordinated notes to BB from B+. Standard & Poors revised its outlook to "Stable" from "Negative." Moody's has placed the Company on a watch list for a potential upgrade with positive implications for the Company's credit rating. Moody's review should be completed in October 2004.

Store Support Center Leases

In connection with converting the operation of SSCs from third parties to the Company, on August 1, 2004, JCP assumed approximately $20 million of equipment leases from the former third-party service provider.

Eckerd

On August 25, 2004, the Company and CVS entered into the CN Rescission Agreement with respect to the Colorado and New Mexico locations transferred to CVS pursuant to the Asset Purchase Agreement. Under the CN Rescission Agreement, the Company received a one-time payment from CVS of $21.4 million, which represents the agreed-upon limit of CVS's liability regarding the CN real estate interests plus net proceeds from dispositions as of August 25 minus expenses borne and paid by CVS as of August 25 relating to the CN real estate interests. On August 25, CVS transferred to the Company all CN real estate interests not disposed of, corresponding third party agreements and liabilities.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to J.C. Penney Company, Inc. and its consolidated subsidiaries and should be read in conjunction with the Company's consolidated financial statements as of January 31, 2004, and the year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in the Company's Annual Report on Form 10-K for the year ended January 31, 2004 (the "2003 10-K").

This discussion is intended to provide the reader with information that will assist in understanding the Company's financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of the Company as a whole, as well as how certain accounting principles affect the Company's financial statements.

Key Items in the Second Quarter
--------------------------------

o Income from continuing operations increased significantly to $72 million, or $0.23 per share, compared to a loss of $3 million, or $0.03 per share, for the comparable 2003 period. For the first half of 2004, income from continuing operations was $190 million, or $0.62 per share, compared to $17 million, or $0.02 per share, for the comparable 2003 period. All references to earnings per share (EPS) are on a diluted basis.

o On July 31, 2004, the Company closed on the sale of its Eckerd drugstore operations and received approximately $4.7 billion in cash proceeds that included a $209 million working capital adjustment. Cash proceeds after income taxes, fees and transaction costs are expected to be approximately $3.5 billion.

o Including the results of the discontinued Eckerd operations, the net loss per share was $0.02 for the second quarter of both 2004 and 2003.

o Comparable department store sales increased by 7.1% and 8.3% for the second quarter and first half of 2004, respectively, when compared to the same periods in fiscal 2003. Catalog/Internet sales decreased 1.6% for the second quarter and increased 2.5% in the first half of 2004.

o The Company ended the second quarter of 2004 with $7.4 billion of cash and short-term investments, including the proceeds from the sale of Eckerd. Long-term debt, including current maturities, was $5.1 billion, reflecting the payment of $233 million of long-term debt that matured during the second quarter of 2004.

o On August 2, 2004, the Company announced its plan to use the approximately $3.5 billion of net proceeds from the sale of the Eckerd drugstore operations and $1.1 billion of existing cash balances to implement a major repositioning of its capital structure. The overall repositioning program consists of:

          o Up to $3.0 billion of common stock repurchases, including up to $650 million contingent upon the conversion of the Company's 5.0% Convertible Subordinated Notes Due 2008 into common shares;

          o $2.3 billion reduction of outstanding debt in 2004 and the first half of 2005;

          o $3.4 billion elimination of the present value of Eckerd lease obligations; and

          o The redemption of all of the Company's outstanding shares of Series B ESOP Convertible Preferred Stock, all of which are held in its 401(k) savings plan.

Discontinued Operation
-----------------------

On July 31, 2004, the Company closed on the sale of its Eckerd drugstore operations for a total of approximately $4.7 billion in cash proceeds that included a working capital adjustment, which is discussed below. After deducting taxes, fees and other transaction costs, and estimated post-closing adjustments, the ultimate net cash proceeds from the sale are expected to total approximately $3.5 billion. As previously reported, The Jean Coutu Group (PJC) Inc. (Coutu) acquired Eckerd drugstores and support facilities located in 13 Northeast and Mid-Atlantic states, as well as the Eckerd Home Office located in Florida. CVS Corporation and CVS Pharmacy, Inc. (collectively, CVS) acquired Eckerd drugstores and support facilities located in the remaining southern states, principally Florida and Texas, as well as Eckerd's pharmacy benefits management, mail order and specialty pharmacy businesses. Proceeds from the sale will be used for common stock repurchases and debt reduction, as announced on August 2, 2004 and more fully discussed under Capital Structure Repositioning on pages 26-27.

At closing, the proceeds received by the Company included $209 million for the estimated increase in Eckerd's working capital from January 31, 2004 to July 31, 2004. The working capital adjustment will change based on the final closing balance sheet, which is subject to a review period and must be agreed to between the Company and the purchasers. Additionally, reserves established at closing for estimated post-closing adjustments may be adjusted in future periods based on additional information that may indicate that actual costs are more or less than original estimates. The more significant estimates relate to severance payments to former Eckerd associates, the costs to exit the Colorado and New Mexico markets, environmental indemnifications, and letters of credit issued as collateral to a third party insurance company for general liability and workers' compensation insurance. Future cash payments for the Eckerd related reserves will be separately presented in the Company's consolidated statements of cash flows as cash used in discontinued operations.

During the second quarter, the Company increased the previously recorded estimated loss on disposal of Eckerd by $96 million pre-tax, or $31 million after-tax, including revised estimates of certain post-closing adjustments and resulting sales proceeds. The loss on the sale was $713 million pre-tax, or $1,433 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions. Through the first quarter of 2004, the Company had recorded after-tax charges totaling $1,402 million to reflect Eckerd at its estimated fair value less costs to sell.

Additionally, $3.4 billion of the present value of lease obligations, which was an off-balance sheet obligation under generally accepted accounting principals
(GAAP), was eliminated with the transfer of these leases to Coutu and CVS upon the closing of the sale.

The Company will provide to the purchasers certain information systems, accounting, banking, vendor contracting, tax and other transition services as set forth in the Company's Transition Services Agreements (Transition Agreements) with CVS and Coutu for a period of twelve months, unless terminated earlier by the purchasers. One Transition Agreement with Pharmacare Management Services, Inc., a subsidiary of CVS, involves the provision of information and data management services for a period of up to fifteen months. The Company will receive monthly service fees, which are designed to recover the costs of providing such services as specified in the Transition Agreements.

At the closing of the sale of Eckerd on July 31, 2004, the Company assumed sponsorship of the Eckerd Pension Plan, the Eckerd Contingent Separation Pay Programs and the Genovese Drug Stores, Inc. Stock Option and Stock Appreciation Rights Plan. The Company also assumed the benefit payment obligations under various terminated non-qualified retirement plans and programs and the terminated Fay's Incorporated Non-Employee Director Retirement Plan. The Company further assumed all severance and health and welfare benefit obligations under various employment and other specific agreements. Finally, the Company assumed all retiree health and life insurance obligations under the Eckerd plans and programs. The Company is evaluating its options with respect to these assumed liabilities, including, but not limited to, termination of the agreements, plans or programs and/or settlement of the underlying benefit obligations. As of July 31, 2004, the Company had a liability of approximately $59 million for the Eckerd Pension Plan and these other post-employment severance and benefit obligations.

Discontinued operations in the consolidated financial statements presented for 2003 also included Mexico department stores, which were sold in November 2003.


Results of Operations
-----------------------

The following discussion and analysis, consistent with all other financial data throughout this report, focuses on the results of operations and financial condition from the Company's continuing operations.

($ in millions, except EPS)                               13 weeks ended                    26 weeks ended
                                                  -------------------------------    ------------------------------
                                                     July 31,         July 26,           July 31,        July 26,
                                                        2004             2003               2004            2003
                                                  --------------  ---------------    --------------- --------------
Retail sales, net                                     $ 3,857          $ 3,645          $   7,890       $   7,356
                                                  --------------  ---------------    --------------- --------------
Gross margin                                            1,443            1,310              3,058           2,766
SG&A expenses                                           1,287            1,257              2,673           2,629
                                                  --------------  ---------------    --------------- --------------
Operating profit                                          156               53                385             137
Net interest expense                                       49               70                106             135
Real estate and other (income)                             (5)             (12)               (13)            (21)
                                                  --------------  ---------------    --------------- --------------
Income/(loss) from continuing operations
    before income taxes                                   112               (5)               292              23
Income tax expense/(benefit)                               40               (2)               102               6
                                                  --------------  ---------------    --------------- --------------
Income/(loss) from continuing operations              $    72          $    (3)         $     190       $      17
                                                  ==============  ===============    =============== ==============

Diluted EPS from continuing operations                $  0.23          $  (0.03)        $    0.62       $     0.02

Ratios as a percent of sales:
    Gross margin                                         37.4%            35.9%              38.8%           37.6%
    SG&A expenses                                        33.4%            34.5%              33.9%           35.7%
    Operating profit                                      4.0%             1.4%               4.9%            1.9%

Depreciation and amortization included
in operating profit                                   $    86          $    88          $     173       $     177


The Company continued its trend of improved profitability during the second quarter of 2004 as reflected in income from continuing operations of $72 million, or $0.23 per share, compared to a loss of $3 million, or $0.03 per share, for the comparable 2003 period. For the first half of 2004, income from continuing operations was $190 million, or $0.62 per share, compared to $17 million, or $0.02 per share for the comparable 2003 period. The significant increase over 2003 reflects improved operating profit, resulting from strong sales growth, continued gross margin improvement and leveraging of selling, general and administrative (SG&A) expenses. The Company expects third quarter earnings per share from continuing operations to range from $0.35 to $0.40, taking into account the approximately $0.11 per share charges related to planned early debt retirements.

Operating Profit
----------------

Operating profit for the second quarter of 2004 nearly tripled to $156 million, or 4.0% of sales, compared to $53 million, or 1.4% of sales, for the comparable period last year. For the first half of 2004, operating profit increased to $385 million, or 4.9% of sales, compared to $137 million, or 1.9% of sales, for the comparable 2003 period.

Operating profit and its components (sales, gross margin and SG&A) are the key measurements on which management evaluates the financial performance of the retail operations. Real estate activities, gains and losses on the sale of real estate properties, asset impairments and other charges associated with closing store and catalog facilities are evaluated separately from operations, and recorded in real estate and other in the consolidated statements of operations.

Retail Sales, Net

($ in millions)
                                                     13 weeks ended                       26 weeks ended
                                           ------------------------------------  ---------------------------------
                                                July 31,           July 26,         July 31,         July 26,
                                                  2004               2003             2004             2003
                                           -------------------   --------------  ---------------------------------
Retail sales, net                                  $ 3,857          $ 3,645          $ 7,890          $ 7,356
                                           -------------------   --------------  ---------------------------------
Sales percent increase/(decrease):
  Comparable stores (1)                               7.1%             2.3%             8.3%           (1.5)%
  Total department stores                             7.1%             0.6%             8.1%           (2.9)%
  Catalog/Internet                                  (1.6)%             3.9%             2.5%           (4.3)%


(1) Comparable store sales include sales from stores that have been open for 12 consecutive months. A store's sales become comparable on the first day of the 13th fiscal month.

Department store sales were strong for the second quarter of 2004, with particular strength in May and July. Both comparable department store sales and total department store sales increased 7.1% for the quarter. Sales continued to be strong across the country and in all merchandise divisions, reflecting good customer response to both fashion and basic merchandise, planned marketing events, improved store environment, particularly visual presentation, and added convenience. The fashionable merchandise and focus on maintaining fresh seasonal assortments contributed to the improvement in sales. These factors also drove increases for the first half of 2004, where comparable department store sales increased 8.3% and total department store sales increased 8.1%. The second quarter of 2004 was also positively impacted by early back-to-school sales and sales tax holidays in certain states that shifted sales to July from August last year.

Catalog/Internet sales decreased 1.6% for the second quarter of 2004 compared to last year, and were impacted by strong sell through of certain key categories in the first quarter. For the first half of 2004, Catalog/Internet sales increased 2.5%. Sales reflect a focus on targeted specialty media and the expanded assortments and convenience of the Internet, with less reliance on Big Books. Total Internet sales, which are an integral part of the Company's three-channel retailing strategy, increased more than 30% in the second quarter and approximately 40% on a year-to-date basis.

In May, the Company launched the Chris Madden home furnishings collection, reflecting the Company's continuing strategy to deliver affordable, trend-right fashion with remarkable quality to its customers. Chris Madden's "Turning Home Into Haven" collection is JCPenney's largest home furnishings launch ever and was introduced with a comprehensive national advertising campaign. Initial sales results from the collection have been strong, particularly in bedding and furniture. In addition, the Company is partnering with Colin Cowie, a nationally recognized wedding planner, to launch a new innovative technology-based wedding registry and a new line of tableware and giftware in the third quarter of 2004.

Gross Margin

Gross margin improved 150 basis points as a percent of sales in this year's second quarter to $1,443 million compared to $1,310 million in the comparable 2003 period. For the first half of 2004, gross margin improved 120 basis points as a percent of sales, to $3,058 million from $2,766 million in the comparable 2003 period. The improvement reflects better inventory management, good sell-through of seasonal merchandise, less clearance, more consistent execution, and continuing benefits from the centralized merchandising model. Benefits of the centralized model have included enhanced merchandise offerings, an integrated marketing plan, leverage in the buying and merchandising process, and more efficient selection and allocation of merchandise to individual department stores.

SG&A Expenses

SG&A expenses in this year's second quarter were $1,287 million compared to $1,257 million in last year's second quarter. Expenses continued to be well leveraged, improving by 110 basis points as a percent of sales. For the first half of 2004, SG&A expenses were $2,673 million compared to $2,629 in the comparable period of 2003, which represented a 180 basis point improvement as a percent of sales. Both the quarter and year-to-date improvements reflect savings in labor costs, centralized store expense management, a decline in non-cash pension costs and early savings from the Company's previously announced cost savings initiatives.

With the sale of Eckerd completed, management can focus on its Department Store and Catalog/Internet business as well as the execution of its capital repositioning program, which was announced August 2, 2004. The performance target for Department Stores and Catalog/Internet continues to be to generate an operating profit of 6% to 8% of sales in 2005. The successful execution of the turnaround, growth of the business and progress toward improving profitability is impacted by customers' response to the Company's merchandise offerings, competitive conditions, the effects of current economic conditions, continued improvement in gross margin and the reduction of the expense structure. The Company's strategic plan, financing strategy and risk management are detailed in the 2003 10-K.


Net Interest Expense
---------------------

Net interest expense was $49 million and $70 million for the second quarters of 2004 and 2003. On a year-to-date basis, net interest expense was $106 million in 2004 compared to $135 million in the first half of 2003. The decrease is primarily related to lower average borrowing levels for continuing operations.

For the second quarter of 2004, net interest expense allocated to Eckerd discontinued operations was $51 million compared to $37 million for the same period last year. For the first half of 2004, this amounted to $95 million compared to $75 million for the first half of 2003. The higher interest expense is the result of increases in both the Company's weighted average interest rate and the intercompany loan balance between Eckerd and a subsidiary of the Company. With the completion of the Eckerd sale, the debt and related interest that had been attributed to Eckerd will remain an obligation of the Company. See pages 26-27 for a discussion of the use of estimated proceeds from the Eckerd sale transaction.

Real Estate and Other (Income)/Expenses
----------------------------------------

Real estate and other consists of real estate activities, gains and losses on the sale of real estate properties, asset impairments, and other charges associated with closing store and catalog facilities. Real estate and other for the second quarter of 2004 was a net credit of $5 million, which consisted of a $7 million credit for real estate operations, $1 million of gains on the sale of closed units and $3 million of costs related to asset impairments, present value of operating leases (PVOL) and other costs of closed stores. For the first half of 2004, real estate and other was a net credit of $13 million, which consisted of a $14 million credit for real estate operations, $3 million of net gains on the sale of closed units and $4 million of expenses related to asset impairments, PVOL and other costs of closed stores.

For the second quarter of 2003, real estate and other was a net credit of $12 million, which consisted of a $6 million credit for real estate operations, $30 million of gains on the sale of closed units, $10 million of accelerated depreciation of catalog facilities scheduled to close, $9 million of asset impairments and $5 million of expenses related to future rent for closed units. For the first half of 2003, real estate and other was a net credit of $21 million, which consisted of a $10 million credit for real estate operations, $51 million of gains on the sale of closed units, $22 million of accelerated depreciation of catalog facilities scheduled to close, $9 million of asset impairments and $9 million of expenses related to future rent for closed units and other expenses.


Income Taxes
--------------

The Company's effective income tax rate for continuing operations was 35.5% for the second quarter of 2004 compared with a tax benefit of 46.6% for the same period last year. For the first half of 2004, the Company's effective income tax rate for continuing operations was 34.9% compared to 24.7% for the comparable period of 2003. The rate increase for the second quarter and first half of 2004 is primarily due to improved earnings, which decreased the favorable impact of permanent adjustments, principally the deduction for dividends paid to the employee stock ownership plan. For the second half of 2004, the Company anticipates an effective income tax rate for continuing operations of 35.0%.


Merchandise Inventory
----------------------

Merchandise inventory was $3,430 million at July 31, 2004 compared to $3,343 million at July 26, 2003 and $3,156 million at January 31, 2004. With an increase of 2.6% compared to last year, inventory at the end of the second quarter of 2004 was in line with sales expectations, was well managed, and reflected a good balance of seasonal and basic merchandise with less clearance. The Company has enhanced its ability to allocate and flow merchandise to stores in-season by recognizing sales trends earlier and accelerating receipts, replenishing individual stores based on rates of sale, and consistently providing high in-stock levels in basics and advertised items.

Liquidity and Capital Resources
--------------------------------

The Company ended the second quarter with approximately $7.4 billion in cash and short-term investments, which included $4.7 billion of gross proceeds received from the closing of the Eckerd sale on July 31, 2004. Net cash proceeds of approximately $3.5 billion from the sale of Eckerd are expected to be used to repurchase common stock and reduce debt as part of a major repositioning of the Company's capital structure. See Capital Structure Repositioning on pages 26-27 for details.

Cash and short-term investments included restricted short-term investment balances of $88 million and $87 million as of July 31, 2004 and July 26, 2003, respectively, which are pledged as collateral for import letters of credit not included in the bank credit facility and for a portion of casualty program liabilities.

The following is a summary of the Company's cash flows from operating, financing and investing activities:

 ($ in millions)                                  26 weeks ended
                                           ------------------------------
                                               July 31,        July 26,
                                                 2004             2003
                                           -------------    -------------
Net cash provided by/(used in):
  Operating activities                         $   221           $ (294)
  Investing activities                           4,510              (82)
  Financing activities                            (148)             491
 Cash (paid to)/received from
  discontinued operations                         (163)              28
                                           -------------    -------------
 Net increase in cash and cash
  equivalents                                  $ 4,420           $  143
                                           =============    =============

Cash Flow from Operating Activities

The increase in net cash provided by operating activities in the first half of 2004 compared with the same period in 2003 was primarily attributable to improved operating performance.

Operating cash flows may be impacted by many factors, including the competitive conditions in the retail industry, and the effects of the current economic and geopolitical conditions and consumer confidence. Based on the nature of the Company's business, management considers the above factors to be normal business risks.

Cash Flow from Investing Activities

Gross cash proceeds of $4,666 million were received from the sale of Eckerd, which closed on July 31, 2004. After deducting taxes, fees and other transaction costs, and estimated post-closing adjustments, the ultimate net cash proceeds from the sale of Eckerd are expected to total approximately $3.5 billion.

Capital expenditures were $184 million for the first half of 2004 compared with $150 million for the comparable 2003 period. Capital spending was for new stores, store renewals and modernizations, and technology, including gift registry. Management continues to expect total capital expenditures for the full year to be in the area of $500 million.

Proceeds from the sale of closed units were $28 million for the first half of 2004 compared with $68 million for the comparable 2003 period.

Cash Flow from Financing Activities

Approximately $454 million of on- and off-balance sheet obligations were paid off in the second quarter of 2004. As reflected in cash paid to discontinued operations on the consolidated statement of cash flows, Eckerd's managed care receivables securitization program was paid off in May 2004 for a total of $221 million and the program was terminated. In June 2004, the 7.375% Notes in the amount of $208 million matured and were paid. Also in June 2004, $25 million of JCP's 9.75% Debentures Due 2021 were retired at par, through the mandatory sinking fund payment of $12.5 million and an optional sinking fund payment of an additional $12.5 million. These payments were part of the planned $2.3 billion debt reduction program.

Net proceeds from the exercise of stock options were approximately $170 million for the first half of 2004 and were immaterial for 2003.

Quarterly dividends of $0.125 per share on the Company's outstanding common stock were paid on February 1, 2004 to stockholders of record on January 10, 2004 and on May 1, 2004 to stockholders of record on April 10, 2004. The payment of dividends is subject to approval by the Company's Board of Directors on a quarterly basis.

For the remainder of 2004, management believes that cash flow generated from operations, combined with the proceeds from the Eckerd sale and the balance of remaining short-term investments, will be adequate to execute the common stock repurchase and debt reduction programs and fund capital expenditures, working capital and dividend payments and, therefore, no external funding will be required. At the present time, management does not expect to access the capital markets for any external financing for the remainder of 2004. However, the Company may access the capital markets on an opportunistic basis. Management believes that the Company's financial position will continue to provide the financial flexibility to support its strategic plan.

On August 2, 2004, Fitch Ratings upgraded its credit ratings on the Company's $1.5 billion secured bank facility to BBB- from BB+, its senior unsecured notes to BB+ from BB, and its convertible subordinated notes to BB from B+. Standard & Poors revised its outlook to "Stable" from "Negative." Moody's has placed the Company on a watch list for a potential upgrade with positive implications for the Company's credit rating. Moody's review should be completed in October 2004.

Additional liquidity strengths include the available $1.5 billion credit facility discussed in the 2003 10-K and in Note 8. This revolving credit facility was amended effective June 2, 2004 to permit the sale of the Eckerd drugstore operations and its affiliates and assets, allow a broader range of cash investments, and permit issuing banks to extend maturities of certain letters of credit past the expiration of the Credit Agreement as long as they are collateralized with cash at that time. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $274 million as of the end of the second quarter of 2004, have been, or are expected to be, made under this facility. The Company was in compliance with all financial covenants of the credit facility as of July 31, 2004.

Free Cash Flow

In addition to cash flow from operating activities, management also evaluates free cash flow from continuing operations, which is a non-GAAP financial measure. Management believes free cash flow from continuing operations is important in evaluating the Company's financial performance and measuring the ability to generate cash without incurring additional external financing.

Through the first half of 2004, free cash flow from continuing operations was a deficit of $16 million, a significant improvement compared to a deficit of $456 million for the comparable 2003 period. Better earnings and inventory leverage contributed to the improvement, offset slightly by an increase in capital expenditures. The Company anticipates free cash flow for the full year 2004 to be positive. The following table reconciles net cash provided by/(used in) operating activities (GAAP) to free cash flow from continuing operations (a non-GAAP measure) for the 26 weeks ended July 31, 2004 and July 26, 2003:


($ in millions)                                                                  26 weeks ended
                                                                       ------------------------------------
                                                                        July 31, 2004       July 26, 2003
                                                                       ----------------    ----------------
Net cash provided by/(used in) operating activities - (GAAP)                    $ 221            $ (294)
Less:
   Capital expenditures                                                          (184)             (150)
   Dividends paid                                                                 (81)              (80)
Plus:
   Proceeds from sale of assets                                                    28                68
                                                                       ----------------    ----------------
Free cash flow from continuing operations                                       $ (16)           $ (456)
                                                                       ================    ================


Capital Structure Repositioning
-------------------------------

On August 2, 2004, the Company announced that it intends to use the approximately $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations and $1.1 billion of existing cash balances to implement a major repositioning of its capital structure. This repositioning program was approved by the Company's Board of Directors in July 2004 and includes the following:

Debt Reduction

The Company's debt reduction program consists of the retirement of $2.3 billion of debt in 2004 and the first half of 2005. Management expects the debt reduction program to include the following debt issues:

o As previously indicated, $454 million of on- and off-balance sheet obligations were paid off in the second quarter of 2004. Eckerd's managed care receivables securitization program was terminated and the related debt paid off in May 2004 for a total of $221 million. In June 2004, the 7.375% Notes in the amount of $208 million matured and were paid. Also in June 2004, the Company retired $25 million of JCP's 9.75% Debentures Due 2021 at par, through the mandatory sinking fund payment of $12.5 million and an optional sinking fund payment of an additional $12.5 million.

o On August 15, 2004, the Company retired $37.5 million of JCP's 8.25% Debentures Due 2022 at par, through the mandatory sinking fund payment of $12.5 million and an optional sinking fund payment for an additional $25 million. On September 1, 2004, the Company redeemed the remaining principal balance of $158.2 million for this issue, at a redemption price of 103.096% plus accrued interest.

o In August 2004, the Company purchased $9 million of JCP's long-term debt on the open market. The Board of Directors has authorized up to $200 million aggregate principal amount of open market purchases of JCP's long-term debt. The Company currently expects to purchase approximately $100 million aggregate principal amount of this debt.

o    On September 1, 2004, the Company also redeemed the following debt issues:

          o 6.0% Original Issue Discount Debentures Due 2006, with a July 31, 2004 principal amount of $174 million, at a redemption price of 100% plus accrued interest ($200 million face amount); and

          o 9.75% Sinking Fund Debentures Due 2021, with a principal amount of $92.2 million, at a redemption price of 103.2% plus accrued interest.

o The Company anticipates that it will exercise the October 2004 call provision of JCP's $650 million 5.0% Convertible Subordinated Notes Due 2008, which are convertible into 22.8 million common shares.

o Holders of JCP's 7.4% Debentures Due 2037, with a principal amount of $400 million, have the right to elect to redeem the debentures in April 2005.

o In May 2005, the Company expects to pay the $193 million 7.05% Notes Due 2005, at the scheduled maturity date.


The pre-tax cost to redeem these securities, including call premiums and unamortized costs, is expected to be approximately $50 million, which will be recorded as a separate component of interest expense primarily in the third quarter of 2004.

Series B Convertible Preferred Stock Redemption

On August 26, 2004, the Company redeemed all of its outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock), all of which were held by the Company's Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) savings plan. Each preferred stockholder received twenty equivalent shares of JCPenney Common Stock for each one share of Preferred Stock in their Savings Plan account. Shares of Preferred Stock, which are included in the diluted earnings per share calculation as appropriate, were converted into approximately 9 million common stock shares. Annual dividend savings will approximate $11 million after tax.

Common Stock Repurchases

The Company has implemented a common stock repurchase program of up to $3.0 billion (not to exceed 133 million shares), including the repurchase of up to $650 million of common stock contingent upon the conversion of JCP's outstanding 5.0% Convertible Subordinated Notes Due 2008. Share repurchases will be made periodically in open-market transactions, subject to market conditions, legal requirements and other factors. No shares had been repurchased as of July 31, 2004. From August 3, 2004 through September 7, 2004, the Company repurchased approximately 7.2 million shares of common stock at a cost of approximately $282 million under the common stock repurchase program authorized by the Company's Board of Directors in July 2004. The program is expected to be completed within the next nine to twelve months.

Holding Company
-------------------

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


Stock Option Accounting
--------------------------

As discussed in the 2003 10-K, the Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," which does not require expense recognition for stock options when the exercise price of an option equals, or exceeds, the fair market value of the common stock on the date of grant. The Financial Accounting Standards Board (FASB) proposed a new rule that would require expense recognition of stock options in the statement of operations beginning in 2005. The Company will adopt any new rules required by the FASB when they are effective. As required by Statement of Financial Accounting Standards (SFAS) No. 123 for companies retaining APB 25 accounting, the Company discloses the estimated impact of fair value accounting for stock options granted. See Note 1 to the Unaudited Interim Consolidated Financial Statements for the pro forma impact on the second quarters and first six months of 2004 and 2003.

Recently Issued Accounting Pronouncements
--------------------------------------------

Recently issued accounting pronouncements are discussed in Note 1 to the unaudited Interim Consolidated Financial Statements.


Pre-Approval of Auditor Services
----------------------------------

During the first quarter of 2004, the Audit Committee of the Company's Board of Directors approved estimated fees for the remainder of 2004 related to the performance of both audit and allowable non-audit services by the Company's external auditors, KPMG LLP.


Seasonality
--------------

The results of operations and cash flows for the 13 and 26 weeks ended July 31, 2004 are not necessarily indicative of the results for the entire year. The Company's business depends to a great extent on the last quarter of the year. Historically for that period, Department Stores and Catalog/Internet sales have averaged approximately one-third of annual sales and income from continuing operations has averaged about 60% of the full year total.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks in the normal course of business due to changes in interest rates and currency exchange rates. The Company's market risks related to interest rates at July 31, 2004 are similar to those disclosed in the Company's 2003 10-K. For the 26 weeks ended July 31, 2004, the other comprehensive loss on foreign currency translation was $10 million. Due to the limited nature of foreign operations, management believes that its exposure to market risk associated with foreign currencies would not have a material impact on its financial condition or results of operations.


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

Item 2 - Changes in Securities and Use of Proceeds

In July 2004, the Company's Board of Directors approved a common stock repurchase program of up to $3.0 billion for common stock repurchases, including up to $650 million contingent upon the conversion of the Company's 5.0% Convertible Subordinated Notes Due 2008.

Also in July 2004, the Company's Board of Directors approved the redemption of all of the Company's outstanding shares of Series B ESOP Convertible Preferred Stock, all of which are held by the Company's Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) savings plan.


Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 15, 2004, at which the two matters described below were submitted to a vote of stockholders, with the voting results as indicated.

(1) Election of directors for a three-year term expiring at the Company's 2007 Annual Meeting of stockholders:

                                                                          AUTHORITY
         NOMINEE                            FOR                           WITHHELD
         -------                            ---                           --------

         C. C. Barrett                  238,269,990                      15,835,928
         M. A. Burns                    190,388,694                      63,717,224
         M. K. Clark                    240,258,098                      13,847,820
         A. I. Questrom                 192,998,480                      61,107,438


(2) The Board of Directors' proposal regarding employment of KPMG LLP as auditors for the fiscal year ending January 29, 2005:

                                                                           BROKER
         FOR                 AGAINST                 ABSTAIN               NON-VOTES
         ---                 -------                 -------               ---------

         244,105,689         7,657,516               2,342,714                -0-

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit Nos.
     -----------

     10.1 Amendment and Waiver No. 1 to Asset Purchase Agreement dated as of July 30, 2004, among CVS Pharmacy, Inc., CVS Corporation, J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., and Eckerd Fleet, Inc.

     10.2 First Amendment to Stock Purchase Agreement dated as of July 30, 2004, among The Jean Coutu Group (PJC) Inc., J. C. Penney Company, Inc., and TDI Consolidated Corporation.

     10.3 CN Rescission Agreement dated as of August 25, 2004 among CVS Corporation, CVS Pharmacy, Inc., certain CVS affiliates, and J. C. Penney Company, Inc.

     10.4 Second Amendment to Employment Agreement effective July 15, 2004

     10.5 Employment Agreement dated as of May 1, 2005

     10.6 Employment Agreement dated as of May 1, 2005

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

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          The Company filed the following reports on Form 8-K during the period covered in this report:

          o Current Report on Form 8-K dated May 18, 2004 (Item 12 - Results of Operations and Financial Condition)

          o Current Report on Form 8-K/A dated May 18, 2004 (Item 12 - Results of Operations and Financial Condition)

          o Current Report on Form 8-K dated July 31, 2004 (Item 2 - Acquisition and Disposition of Assets; Item 5 - Other Events and Regulation FD Disclosure)

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









Date: September 8, 2004

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

Date:  September 8, 2004.
                                            /s/ Allen Questrom
                                            ---------------------------
                                            Allen Questrom
                                            Chairman and Chief Executive Officer
                                            J. C. Penney Company, Inc.

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

Date:  September 8, 2004.
                                                   /s/ Robert B. Cavanaugh
                                                   ---------------------------
                                                   Robert B. Cavanaugh
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   J. C. Penney Company, Inc.

                                                                  Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2004 (the "Report"), I, Allen Questrom, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.

DATED this 8th day of September 2004.

                                            /s/ Allen Questrom
                                            -----------------------------
                                            Allen Questrom
                                            Chairman and Chief Executive Officer

                                                                 Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending July 31, 2004 (the "Report"), I, Robert B. Cavanaugh, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial  condition  and  results  of
               operations of the Company.

DATED this 8th day of September 2004.

                                               /s/ Robert B. Cavanaugh
                                              -----------------------------
                                              Robert B. Cavanaugh
                                              Executive Vice President and
                                              Chief Financial Officer