Form 10-Q
period 2004-10-30
J C PENNEY CO INC
filed 2004-12-07
CIK 1166126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004   Commission file number 1-15274


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

285,603,643 shares of Common Stock of 50 cents par value, as of December 3, 2004.




                                          INDEX

                                                                                                              Page
                                                                                                           ----------
Part I               Financial Information
   Item 1.           Unaudited Financial Statements
                     Consolidated Statements of Operations                                                      1
                     Consolidated Balance Sheets                                                                2
                     Consolidated Statements of Cash Flows                                                      4
                     Notes to the Unaudited Interim Consolidated Financial Statements                           5
   Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                                18

   Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                31
   Item 4.           Controls and Procedures                                                                   31
Part II              Other Information
   Item 1.           Legal Proceedings                                                                         32
   Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                               32
   Item 6.           Exhibits                                                                                  33
Signature Page                                                                                                 34
Certifications                                                                                                 35


PART I - FINANCIAL INFORMATION

       Item 1 - Unaudited Financial Statements

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

($ in millions, except per share data)                       13 weeks ended                   39 weeks ended
                                                      ------------------------------    ----------------------------
                                                          Oct. 30,       Oct. 25,         Oct. 30,        Oct. 25,
                                                             2004            2003            2004            2003
                                                      --------------    ------------    ------------  --------------
Retail sales, net                                          $4,461          $4,332        $ 12,351        $ 11,688
Cost of goods sold                                          2,640           2,666           7,472           7,256
                                                      --------------    ------------    ------------  --------------
Gross margin                                                1,821           1,666           4,879           4,432
Selling, general and administrative expenses                1,475           1,458           4,148           4,087
Net interest expense                                           71              64             177             199

Bond premiums and unamortized costs                            47               -              47               -
Real estate and other expense/(income)                          -               4             (13)            (17)
                                                      --------------    ------------    ------------  --------------
Income from continuing operations
       before income taxes                                    228             140             520             163
Income tax expense                                             79              46             181              52
                                                      --------------    ------------    ------------  --------------
Income from continuing operations                          $  149          $   94        $    339        $    111
Discontinued operations, net of income tax
   (benefit)/expense of  $-, $(5), $(178) and $22               -            (14)            (148)             30
                                                     --------------    ------------    ------------  --------------
Net income                                                 $  149          $   80        $    191        $    141
Less: preferred stock dividends                                 -               6              12              19
                                                      --------------    ------------    ------------  --------------

Net income applicable to common
    stockholders                                           $  149          $   74        $    179        $    122
                                                      ==============    ============    ============  ==============

Basic earnings/(loss) per share:
--------------------------------
    Continuing operations                                  $ 0.53          $ 0.32        $   1.17        $   0.34
    Discontinued operations                                     -          (0.05)           (0.53)           0.11
                                                      --------------    ------------    ------------  --------------
    Net income                                             $ 0.53          $ 0.27        $   0.64        $   0.45
                                                      ==============    ============    ============  ==============

Diluted earnings/(loss) per share:
-----------------------------------
    Continuing operations                                  $ 0.50          $ 0.31        $   1.12        $   0.34
    Discontinued operations                                     -          (0.04)           (0.48)           0.11
                                                      --------------    ------------    ------------  --------------
    Net income                                             $ 0.50          $ 0.27        $   0.64        $   0.45
                                                      ==============    ============    ============  ==============


     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

($ in millions)                                                    Oct. 30,        Oct. 25,       Jan. 31,
                                                                       2004            2003           2004
                                                                ---------------   ------------  --------------

Assets
Current assets
   Cash and short-term investments
         (including restricted balances of $64,
         $87 and $87)                                               $ 4,577         $ 1,921        $ 2,994

  Receivables (net of bad debt reserves
         of $6, $4 and $5)                                              225             417            233

  Merchandise inventory (net of LIFO
         reserves of $43, $49 and $43)                                4,237           4,194          3,156

  Prepaid expenses                                                      161             140            130
                                                                ---------------   ------------  --------------

        Total current assets                                          9,200           6,672          6,513

Property and equipment (net of accumulated
         depreciation of $2,317, $2,278 and $2,122)                   3,496           3,490          3,515

Prepaid pension                                                       1,570           1,381          1,320

Goodwill                                                                 40              41             42

Other assets                                                            583             519            556

Assets of discontinued operations (net of fair value
        adjustment of $-, $- and $450)                                    -           6,973          6,354
                                                                ---------------   ------------  --------------

Total Assets                                                        $14,889        $ 19,076       $ 18,300
                                                                ===============   ============  ==============


     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

($ in millions, except per share data)                             Oct. 30,        Oct. 25,       Jan. 31,
                                                                       2004            2003           2004
                                                                 --------------   ------------  -------------
Liabilities and Stockholders' Equity
Current liabilities
  Trade payables                                                     $ 1,773        $ 1,556        $ 1,167
  Accrued expenses and other                                           1,396          1,099          1,384
  Short-term debt                                                         23             29             18
  Current maturities of long-term debt                                   603            485            242
  Current income taxes, payable and deferred                             110            106            943
                                                                 --------------   ------------  -------------
       Total current liabilities                                       3,905          3,275          3,754

Long-term debt                                                         3,955          5,103          5,114

Deferred taxes                                                         1,289          1,330          1,217

Other liabilities                                                        997            779            804

Liabilities of discontinued operations                                     -          2,086          1,986
                                                                 --------------   ------------  -------------

       Total Liabilities                                              10,146         12,573         12,875

Stockholders' equity
Capital stock
  Preferred stock, no par value and stated value
    of $600 per share:  authorized, 25 million shares;
    issued and outstanding, -, 0.5 and 0.5 million
    shares of Series B ESOP convertible preferred                          -            310            304

  Common stock, par value $0.50 per share:
    authorized, 1,250 million shares; issued and
    outstanding, 267, 273 and 274 million shares                       3,741          3,505          3,531
                                                                 --------------   ------------  -------------
Total capital stock                                                    3,741          3,815          3,835
                                                                 --------------   ------------  -------------

Reinvested earnings at beginning of year                               1,728          2,817          2,817

  Net income/(loss)                                                      191            141           (928)
  Retirement of common stock                                            (674)             -              -
  Dividends declared                                                    (116)          (114)          (161)
                                                                 --------------   ------------  -------------
Reinvested earnings at end of period                                   1,129          2,844          1,728

Accumulated other comprehensive (loss)                                  (127)          (156)          (138)
                                                                 --------------   ------------  -------------

      Total Stockholders' Equity                                       4,743          6,503          5,425
                                                                 --------------   ------------  -------------

Total Liabilities and Stockholders' Equity                           $14,889       $ 19,076        $18,300
                                                                 ==============   ============  =============

     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

($ in millions)                                                                   39 weeks ended
                                                                      ----------------------------------------
                                                                            Oct. 30,              Oct. 25,
                                                                               2004                  2003
                                                                      ------------------     -----------------
Cash flows from operating activities:
Income from continuing operations                                             $ 339                 $ 111
Adjustments to reconcile income from continuing operations
  to net cash (used in) operating activities:
  Depreciation and amortization                                                 264                   291
  Asset impairments, PVOL and other unit closing costs                           10                    27
  Net gains on sale of assets                                                    (3)                  (51)
  Benefit plans expense                                                          45                    66
  Pension contribution                                                         (300)                 (300)
  Deferred taxes                                                                 70                   288
Change in cash from:
  Receivables                                                                   (18)                   (3)
  Inventory                                                                  (1,081)               (1,224)
  Prepaid expenses and other assets                                             (15)                  (23)
  Trade payables                                                                606                   563
  Current income taxes payable                                                   34                  (201)
  Accrued expenses and other liabilities                                        (90)                 (119)
                                                                      ------------------     -----------------
Net cash (used in) operating activities                                        (139)                 (575)
                                                                      ------------------     -----------------

Cash flows from investing activities:
Capital expenditures                                                           (317)                 (243)
Proceeds from the sale of Eckerd drugstores                                   4,666                     -
Proceeds from sale of assets                                                     28                    89
                                                                      ------------------     -----------------
Net cash provided by/(used in) investing activities                           4,377                  (154)
                                                                      ------------------     -----------------

Cash flows from financing activities:
Change in short-term debt                                                         5                    16
Net proceeds from issuance of long-term debt                                      -                   595
Payment of long-term debt, including capital
      leases and bond premiums                                                 (850)                 (202)
Common stock issued, net                                                        191                     6
Common stock repurchased                                                     (1,040)                    -
Dividends paid, preferred and common                                           (116)                 (114)
                                                                      ------------------     -----------------
Net cash (used in)/provided by financing activities                          (1,810)                  301
                                                                      ------------------     -----------------

Cash (paid to) discontinued operations                                         (845)                 (125)
                                                                      ------------------     -----------------

Net increase/(decrease) in cash and short-term investments                    1,583                  (553)
Cash and short-term investments at beginning of year                          2,994                 2,474
                                                                      ------------------     -----------------
Cash and short-term investments at end of period                            $ 4,577               $ 1,921
                                                                      ==================     =================


     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

Notes to the Unaudited Interim Consolidated Financial Statements


1)   Summary of Significant Accounting Policies
     ----------------------------------------------

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

Stock-Based Compensation
The Company has a stock-based compensation plan that provides for grants to associates of stock awards, stock appreciation rights or options to purchase the Company's common stock. Compensation expense for fixed stock awards with pro-rata vesting is recorded on a straight-line basis over the vesting period, which typically ranges from one to five years. The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations for stock options, since all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table  illustrates the effect on net income and earnings per share
(EPS) as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock options.


  ($ in millions, except EPS)                                       13 weeks ended                39 weeks ended
                                                              --------------------------    ------------------------
                                                                 Oct. 30,     Oct. 25,         Oct. 30,    Oct. 25,
                                                                    2004         2003             2004        2003
                                                              ------------ ------------    ------------- -----------
  Net income, as reported                                         $  149        $  80            $ 191       $ 141
  Add:  Stock-based employee compensation
      expense included in reported net income, net of
      related tax effects                                              1            1                5           3
  Deduct:  Total stock-based employee compensation
      expense determined under fair value method
      for all awards, net of related tax effects                      (1)          (6)             (13)        (18)
                                                              ------------ ------------    ------------- -----------
  Pro forma net income                                             $ 149        $  75            $ 183       $ 126
                                                              ============ ============    ============= ===========

  Earnings per share:
      Basic--as reported                                          $ 0.53       $ 0.27           $ 0.64      $ 0.45
      Basic--pro forma                                            $ 0.53       $ 0.25           $ 0.61      $ 0.39

      Diluted--as reported                                        $ 0.50       $ 0.27           $ 0.64      $ 0.45
      Diluted--pro forma                                          $ 0.50       $ 0.25           $ 0.61      $ 0.39

Effect of New Accounting Standards
In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement requires interim disclosure that is addressed in Note 12 but did not change the recognition and measurement requirements of the amended Statements.

On May 19, 2004, the FASB issued FASB Staff Position (FSP) SFAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The referenced legislation (the Act) was passed in December 2003, and provides for a federal subsidy to employers that offer retiree prescription drug benefits that are at least actuarially equivalent to those offered under the government sponsored Medicare Part D. While the provisions of FSP SFAS 106-2 were effective in the Company's third quarter of 2004, final regulations that would define actuarial equivalency have not yet been issued. As a result, the expense amounts shown in Note 12 do not reflect the potential effects of the Act, which, due largely to the cap on Company contributions, are not expected to have a material effect on the Company's consolidated financial statements.

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

2)   Discontinued Operations
     ---------------------------

Eckerd Drugstores

On July 31, 2004, the Company closed on the sale of its Eckerd drugstore operations for a total of approximately $4.7 billion in cash proceeds that included a $209 million adjustment for the estimated increase in Eckerd's working capital from January 31, 2004 to July 31, 2004. After deducting taxes, fees and other transaction costs, and estimated post-closing adjustments, the ultimate net cash proceeds from the sale are expected to total approximately $3.5 billion. As previously reported, The Jean Coutu Group (PJC) Inc. (Coutu) acquired Eckerd drugstores and support facilities located in 13 Northeast and Mid-Atlantic states, as well as the Eckerd Home Office located in Florida. CVS Corporation and CVS Pharmacy, Inc. (collectively, CVS) acquired Eckerd drugstores and support facilities located in the remaining southern states, principally Florida and Texas, as well as Eckerd's pharmacy benefits management, mail order and specialty pharmacy businesses. Proceeds from the sale will be used for common stock repurchases and debt reduction, as announced on August 2, 2004 and more fully discussed in Note 3.

The loss on the sale was $713 million pre-tax, or $1,433 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions. Of the total after-tax loss on the sale, $1,402 million had been recorded through the first quarter of 2004 to reflect Eckerd at its estimated fair value less costs to sell, and the remaining $31 million was recorded during the second quarter of 2004, to reflect estimates of certain post-closing adjustments and resulting sales proceeds. During the third quarter of 2004, the Company paid $624 million for the first installment of taxes due on the sale of Eckerd. The remaining balance will be paid in January 2005.

Additionally, $3.4 billion of the present value of lease obligations (PVOL), which was an off-balance sheet obligation under generally accepted accounting principles (GAAP), was eliminated with the transfer of these leases to the purchasers of the Eckerd drugstore operations upon the closing of the sale.

The Company established reserves at July 31, 2004 for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant estimates relate to the estimated working capital adjustment, the costs to exit the Colorado and New Mexico markets, severance payments to former Eckerd associates, assumption of the Eckerd Pension Plan and various post-employment benefit obligations and environmental indemnifications, which are discussed below. No reserve adjustments were recorded during the third quarter as no additional information became available that would indicate the reserves recorded as of the second quarter in total required adjustment. Cash payments for the Eckerd related reserves are separately presented in the Company's consolidated statements of cash flows as cash used in discontinued operations.

In late October, in accordance with the terms of the respective sale agreements with Coutu and CVS, the purchasers submitted to the Company their proposed adjustments to the pre-closing working capital estimates. A review of the requested adjustments is currently underway. The respective sale agreements provide for a review period which can potentially take several months to finalize.

As part of the Asset Purchase Agreement with CVS, it was agreed that, with respect to the Colorado and New Mexico locations (CN real estate interests), at closing any of these properties that were not disposed of would be transferred to CVS. On August 25, 2004, the Company and CVS entered into the CN Rescission Agreement, whereby the Company received a one-time payment from CVS of $21.4 million, which represented the agreed-upon limit of CVS's liability regarding the CN real estate interests plus net proceeds from dispositions as of August 25 minus expenses borne and paid by CVS as of August 25 relating to the CN real estate interests. Effective August 25, CVS transferred to the Company all CN real estate interests not disposed of, corresponding third party agreements and liabilities. The Company has engaged a third party real estate firm and is working through disposition plans on an individual property basis.

At the closing of the sale of Eckerd on July 31, 2004, the Company assumed sponsorship of the Eckerd Pension Plan, the Eckerd Contingent Separation Pay Programs and various other terminated non-qualified retirement plans and programs. The Company further assumed all severance and post-employment health and welfare benefit obligations under various Eckerd plans, employment and other specific agreements. The Company is evaluating its options with respect to these assumed liabilities, including, but not limited to, termination of the agreements, plans or programs and/or settlement of the underlying benefit obligations. During the third quarter of 2004, the Company made payments of approximately $35 million related primarily to severance and post-employment benefit obligations.

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

Both CVS and Coutu entered into agreements with the Company and the Company's insurance provider in order to assume the obligations for general liability and workers' compensation claims that had been transferred to the purchasers at closing. The agreement with CVS was entered into concurrent with the closing, while the agreement with Coutu was finalized in the third quarter. At closing, the Company had approximately $64 million in letters of credit pledged as collateral to its insurance provider in support of general liability and workers' compensation claims that were transferred to Coutu as part of the Eckerd sale. Upon the finalization of the insurance assumption agreements, this amount was reduced to approximately $8.5 million. Based on a separate agreement between Coutu and the Company, Coutu will provide replacement letters of credit to the insurance company no later than September 17, 2006, which will release the Company from any further potential obligation.

The Company is providing to the purchasers certain information systems, accounting, banking, vendor contracting, tax and other transition services as set forth in the Company's Transition Services Agreements (Transition Agreements) with CVS and Coutu for a period of 12 months from the closing date, unless terminated earlier by the purchasers. One Transition Agreement with Pharmacare Management Services, Inc., a subsidiary of CVS, involves the provision of information and data management services for a period of up to 15 months from the closing date. Under the Transition Agreements, the Company will receive monthly service fees, which are designed to recover the estimated costs of providing the specified services. If actual costs to provide such services exceed the estimates, any additional costs incurred would be reflected in discontinued operations.

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

Mexico Department Stores
Effective November 30, 2003, the Company closed on the sale of its six Mexico department stores to Grupo Sanborns S.A. de C.V. of Mexico City. The stock sale transaction, which included the Mexico holding company and operating companies comprising JCPenney's Mexico department store operation, resulted in a loss of $14 million, net of a $27 million tax benefit. The loss was principally related to currency translation losses of $25 million accumulated since operations began in 1995 that were previously reflected as reductions to stockholders' equity. Additional components of the loss included potential liability on certain real estate and merchandise and transaction costs.

Results of the discontinued operations as reflected in the consolidated statements of operations are summarized below:

($ in millions)                                             13 weeks ended                   39 weeks ended
                                                    -------------------------------  -------------------------------
                                                          Oct. 30,      Oct. 25,          Oct.30,        Oct. 25,
                                                             2004          2003             2004            2003
                                                    -------------------------------  -------------------------------
Eckerd
   Net sales                                                $   -        $3,642           $7,254        $ 11,067
                                                    -------------------------------  -------------------------------
   Gross margin                                                 -           832            1,676           2,531
   Selling, general and administrative expenses                 -           798            1,635           2,325
   Interest expense                                             -            42               97             119
   Acquisition amortization                                     -             7                5              25
   Other                                                        -             2                2               5
                                                    -------------------------------  -------------------------------
(Loss)/income before income taxes                               -           (17)             (63)             57
Income tax (benefit)/expense                                    -            (6)             (23)             22
                                                    -------------------------------  -------------------------------
Eckerd (loss)/income from operations                            -           (11)             (40)             35

(Loss) on sale of Eckerd, net of income tax
      (benefit) of $-, $-, $(155) and $-                        -             -             (108)              -
Mexico (loss) from operations, net of income
      tax expense of $-, $1, $- and $-                          -            (3)               -              (5)
                                                    -------------------------------  -------------------------------
Total discontinued operations, net                           $  -         $ (14)           $(148)          $  30
                                                    ===============================  ===============================

With the closings of the Eckerd sale on July 31, 2004 and the Mexico stores on November 30, 2003, there were no assets or liabilities of discontinued operations as of October 30, 2004. Assets and liabilities of discontinued operations as of October 25, 2003 and January 31, 2004 were as follows:

($ in millions)                                             Oct. 25,                 Jan. 31,
                                                               2003(1)                  2004
                                                      -----------------      -----------------
Current assets                                              $ 2,706                  $ 2,467
Other assets                                                  4,267                    4,337
                                                      -----------------      -----------------
    Total Assets                                            $ 6,973                  $ 6,804
                                                      -----------------      -----------------
Current liabilities                                         $ 1,630                  $ 1,509
Other liabilities                                               456                      477
                                                      -----------------      -----------------
    Total Liabilities                                       $ 2,086                  $ 1,986
                                                      -----------------      -----------------
JCPenney's net investment                                   $ 4,887                  $ 4,818
Fair value adjustment                                             -                     (450)
                                                      -----------------      -----------------
                                                            $ 4,887                  $ 4,368
                                                      =================      =================


(1) Includes $22 million of current assets and $4 million of other assets for Mexico department stores.

Effective May 20, 2004, the Company terminated Eckerd's managed care receivables securitization program. Upon termination and final payment of $221 million, the receivables under the program were conveyed back to Eckerd. This transaction was considered in the determination of the fair value of the Company's investment in Eckerd at January 31, 2004.

3)   Capital Structure Repositioning
     --------------------------------

On August 2, 2004, the Company announced its intention to use the approximately $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations and $1.1 billion of existing cash balances to implement a major repositioning of its capital structure. This repositioning program includes the following:

Debt Reduction
The Company's debt reduction program consists of the retirement of $2.3 billion of debt in 2004 and 2005.

Debt reductions totaling approximately $1 billion for the second and third quarters of 2004 consisted of the following:

o In May 2004, Eckerd's managed care receivables securitization program, which had been an off-balance sheet obligation, was terminated and the related debt paid off in the amount of $221 million.

o In June 2004, JCP's 7.375% Notes in the amount of $208 million matured and were paid.

o In June 2004, JCP retired $25 million of its 9.75% Debentures Due 2021 at par, through the mandatory sinking fund payment of $12.5 million and an additional $12.5 million optional sinking fund payment. On September 1, 2004, JCP redeemed the remaining principal balance of $92.2 million for this issue, at a redemption price of 103.2% plus accrued interest.

o On August 15, 2004, JCP retired $37.5 million of its 8.25% Debentures Due 2022 at par, through the mandatory sinking fund payment of $12.5 million and an optional sinking fund payment for an additional $25 million. On September 1, 2004, JCP redeemed the remaining principal balance of $158.2 million for this issue, at a redemption price of 103.096% plus accrued interest.

o On September 1, 2004, JCP redeemed its $200 million face amount 6.0% Original Issue Discount Debentures Due 2006. At the date of redemption, these debentures had a recorded balance of $175 million, due to an unamortized discount of $25 million.

o During the third quarter of 2004, the Company purchased approximately $100 million of JCP's long-term debt on the open market. While the Board of Directors has authorized up to $200 million aggregate principal amount of open market purchases of JCP's long-term debt, the Company currently does not expect to purchase additional open market debt under this authorization within the next 12 months.

Additionally, on October 26, 2004, the Company called all of JCP's outstanding $650 million 5.0% Convertible Subordinated Notes Due 2008. Holders of the Notes had the option to convert the Notes into shares of the Company's common stock at a conversion price of $28.50 until the close of business on November 16, 2004. Substantially all of the Notes were converted into approximately 22.8 million shares of common stock, and the remainder redeemed on November 17, 2004.

No additional debt payments are anticipated for the remainder of 2004. For the first half of 2005, debt payments are expected to include the following:

o Holders of JCP's 7.4% Debentures Due 2037, with a principal amount of $400 million, have the right to elect to redeem the debentures in April 2005.

o In May 2005, the Company expects to pay the $193 million of JCP's 7.05% Notes Due 2005, at the scheduled maturity date.

The pre-tax cost to redeem the securities included in the capital structure repositioning, including call premiums and unamortized costs, is expected to total approximately $50 million. During the third quarter of 2004, the Company incurred $47 million of this amount, which is reflected in bond premiums and unamortized costs in the consolidated statements of operations.

Series B Convertible Preferred Stock Redemption
On August 26, 2004, the Company redeemed all of its outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock), all of which were held by the Company's Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) savings plan. Each preferred stockholder received 20 equivalent shares of JCPenney common stock for each one share of Preferred Stock in their Savings Plan account. Preferred Stock shares, which are included in the diluted earnings per share calculation as appropriate, were converted into approximately nine million common stock shares.

Common Stock Repurchases
Based on approval from the Company's Board of Directors, the Company has implemented a common stock repurchase program of up to $3.0 billion (not to exceed 133 million shares), including the repurchase of up to $650 million of common stock that had been contingent upon the conversion of JCP's outstanding 5.0% Convertible Subordinated Notes Due 2008, which occurred from October 26, 2004 through November 16, 2004. Share repurchases have been and will continue to be made periodically in open-market transactions, subject to market conditions, legal requirements and other factors. The Company repurchased 27.6 million common shares during the quarter ended October 30, 2004 at a cost of approximately $1,040 million. The shares repurchased were immediately retired. As of October 30, 2004, approximately $1,960 million remained authorized for share repurchases.


During the first nine months of 2004, common stock outstanding decreased seven million shares to 267 million shares from 274 million shares at the beginning of the year. The decline in outstanding shares is attributable to approximately 28 million shares repurchased and retired offset by nine million shares issued for redeeming the convertible preferred stock on August 26, 2004 and 12 million shares issued substantially from the exercise of stock options.


4)  Earnings per Share
    -------------------

Basic earnings per share (EPS) is computed by dividing net income less dividend requirements on the Series B ESOP Convertible Preferred Stock, net of tax as applicable, by the weighted average number of common shares outstanding for the period. Except where the effect would be anti-dilutive at the continuing operations level, the diluted EPS calculation includes the impact of restricted stock units and shares that during the period could have been issued under outstanding stock options as well as common shares that would have resulted from the conversion of convertible debentures and convertible preferred stock. If the applicable shares are included in the calculation, the related interest on convertible debentures (net of tax) and preferred stock dividends (net of tax) are added back to income, since these would not be paid if the debentures or preferred stock were converted to common stock.

Income from continuing operations and shares used to compute EPS from continuing operations, basic and diluted, are reconciled below:



(in millions, except per share data)                        13 weeks ended                  39 weeks ended
                                                      ---------------------------      --------------------------
                                                        Oct. 30,       Oct. 25,         Oct. 30,       Oct. 25,
                                                           2004           2003             2004           2003
                                                      ------------    -----------      -----------   ------------
Earnings:
Income from continuing operations                         $ 149          $  94            $ 339         $  111
Less: preferred stock dividends, net of tax                   -              6               12             19
                                                      ------------    -----------      -----------   ------------
Income from continuing operations, basic                    149             88              327             92
Adjustment for assumed dilution:
   Interest on 5% convertible debt, net of tax                5              6               16              -
                                                      ------------    -----------      -----------   ------------
Income from continuing operations,
    diluted                                               $ 154          $  94            $ 343          $  92
                                                      ============    ===========      ===========   ============

Shares:
Average common shares outstanding (basic
shares)                                                     279            272              280            271
Adjustments for assumed dilution:
    Stock options and restricted stock units                  5              3                5              3
    Shares from convertible preferred stock                   2              -                -              -
    Shares from convertible debt                             23             23               23              -
                                                      ------------    -----------      -----------   ------------
Average shares assuming dilution (diluted
    shares)                                                 309            298              308            274
                                                      ============    ===========      ===========   ============

EPS from continuing operations:
Basic                                                    $ 0.53          $0.32            $1.17         $ 0.34
Diluted                                                  $ 0.50          $0.31            $1.12         $ 0.34


The following potential shares of common stock were excluded from the EPS calculation because their effect would be anti-dilutive:


(shares in millions)
                                                           13 weeks ended                  39 weeks ended
                                                     ---------------------------    -----------------------------
                                                        Oct. 30,       Oct. 25,          Oct.30,       Oct. 25,
                                                           2004           2003             2004           2003
                                                     -------------  ------------    -------------   -------------
Stock options (1)                                             3              8                6             17
$650 million notes convertible at $28.50
    per share                                                 -              -                -             23
Preferred stock                                               -             10                7             11

(1)  Exercise prices per share for the excluded stock
 options for the respective periods ranged from:        $41 to $71     $21 to $71       $36 to $71     $19 to $71


5) Cash and Short-Term Investments
   --------------------------------

($ in millions)                                         Oct. 30,              Oct. 25,           Jan. 31,
                                                           2004                  2003               2004
                                                     -------------------  -----------------   ---------------
Cash                                                     $   90                $    5             $    8

Short-term investments                                    4,487                 1,916              2,986
                                                     -------------------  -----------------   ---------------
Total cash and short-term investments                    $4,577                $1,921             $2,994
                                                     ===================  =================   ===============

Restricted Short-term Investment Balances
Short-term investments include restricted balances of $64 million, $87 million and $87 million as of October 30, 2004, October 25, 2003 and January 31, 2004, respectively. Restricted balances are pledged as collateral for import letters of credit not included in the Company's bank credit facility and/or for a portion of casualty insurance program liabilities.


6)  Supplemental Cash Flow Information
    -----------------------------------

($ in millions)                                                                 39 weeks ended
                                                                         -----------------------------
                                                                            Oct. 30,         Oct. 25,
                                                                               2004             2003
                                                                         ------------     ------------
Total interest paid                                                          $  385           $  374
  Less:  interest paid attributable to discontinued operations                   95              116
                                                                         ------------     ------------
Interest paid by continuing operations                                       $  290           $  258
                                                                         ============     ============

Interest received                                                            $   38           $   23
                                                                         ============     ============

Income taxes paid                                                            $  720           $   41
  Less:  income taxes paid attributable to discontinued operations              624                4
                                                                         ------------     ------------
Income taxes paid by continuing operations                                   $   96           $   37
                                                                         ============     ============


Non-cash Transactions

o During the third quarter of 2004, the Company redeemed all outstanding shares of its Preferred Stock. Each preferred stockholder received 20 equivalent shares of JCPenney common stock for each one share of Preferred Stock. The Preferred Stock shares were converted into approximately nine million common stock shares.

o The Company issued 2.4 million shares of common stock in the first quarter of 2003 to fund savings plan contributions of $47 million for 2002.


7) Goodwill
   ----------

The carrying amount of goodwill for Renner Department Stores in Brazil was $40 million, $41 million and $42 million as of October 30, 2004, October 25, 2003 and January 31, 2004, respectively. The changes in carrying value are related to foreign currency translation adjustments. There were no impairment losses related to goodwill recorded during the first nine months of 2004 or 2003.

8) Credit Agreement
   ----------------


The Company's Credit Agreement dated as of May 31, 2002 with JPMorgan Chase Bank as administrative agent was amended effective as of June 2, 2004. The amendments permitted the sale of Eckerd Corporation and its affiliates and assets, permit a broader range of cash investments, and permit issuing banks to extend maturities of certain letters of credit past the expiration of the Credit Agreement as long as they are collateralized with cash at that time. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $159 million as of the end of the third quarter of 2004, have been, or are expected to be, made under this facility.


9)  Comprehensive Income and Accumulated Other Comprehensive (Loss)
    -----------------------------------------------------------------


Comprehensive Income/(Loss)

($ in millions)                                           13 weeks ended                      39 weeks ended
                                                  -------------------------------     -------------------------------
                                                       Oct. 30,       Oct. 25,              Oct. 30,       Oct. 25,
                                                          2004           2003                  2004           2003
                                                  --------------   --------------     ---------------  --------------
Net income                                              $  149          $  80                $  191         $  141
Other comprehensive income/(loss):
    Foreign currency translation adjustments                 9             (2)                   (1)            23
    Net unrealized gains in real estate
        investment trusts                                   16              7                    12             25
    Non-qualified retirement plan minimum
        liability adjustment                                 -              -                    (1)             -
    Other comprehensive (loss)/income                        -             (2)                    1             (1)
        from discontinued operations              --------------   --------------     ---------------  --------------
                                                            25              3                    11             47
                                                  --------------   --------------     ---------------  --------------
Total comprehensive income                              $  174          $  83                $  202         $  188
                                                  ==============   ==============     ===============  ==============

Accumulated Other Comprehensive (Loss)/Income

($ in millions)                                                          Oct. 30,           Oct. 25,        Jan. 31,
                                                                           2004               2003            2004
                                                                      ----------------    -------------  ---------------
Foreign currency translation adjustments (1)                                 $ (116)          $ (117)          $ (115)
Net unrealized gains in real estate investment trusts (2)                        72               44               60
Non-qualified retirement plan minimum liability adjustment (3)                  (83)             (58)             (82)
Other comprehensive (loss) from discontinued operations (4)                       -              (25)              (1)
                                                                      ----------------    -------------  ---------------
Accumulated other comprehensive (loss)                                       $ (127)          $ (156)          $ (138)
                                                                      ================    =============  ===============

(1) A deferred tax asset has not been established due to the historical reinvestment of earnings in the Company's Brazilian subsidiary.

(2) Shown net of a deferred tax liability of $39 million, $24 million and $32 million as of October 30, 2004, October 25, 2003 and January 31, 2004, respectively.

(3) Shown net of a deferred tax asset of $53 million, $39 million and $52 million as of October 30, 2004, October 25, 2003 and January 31, 2004, respectively.

(4)  Shown net of a deferred tax asset of $- million,  $- million and $1 million
     as  of  October  30,   2004,   October  25,  2003  and  January  31,  2004,
     respectively.

10)  Contractual Obligations and Guarantees
     ---------------------------------------

Contractual Obligations
In December 2003, JCP notified the third-party service providers of the six outsourced store support centers (SSCs) of its intent to terminate contracted services. In accordance with the related service contracts, JCP assumed approximately $95 million of building and equipment leases during the first half of 2004. The remaining equipment leases totaling approximately $20 million were assumed during the third quarter of 2004. Additional contractual obligations are disclosed in the 2003 10-K.

Guarantees
As of October 30, 2004, JCP had guarantees totaling $80 million. Guarantees of $48 million are described in detail in the 2003 10-K and include: $18 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company's Direct Marketing Services business; and $10 million related to certain leases for stores that were sold in 2003, which is recorded in accrued expenses and other. In addition, JCP had guarantees of approximately $32 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases.


11)  Real Estate and Other Expense/(Income)
     ---------------------------------------

($ in millions)                                         13 weeks ended                    39 weeks ended
                                                 -----------------------------     -----------------------------
                                                     Oct. 30,       Oct. 25,           Oct. 30,      Oct. 25,
                                                        2004           2003               2004          2003
                                                 --------------  -------------     --------------  ------------
Real estate activities                                 $  (6)          $ (8)             $ (20)         $(18)

Net gains from sale of real estate                         -              -                 (3)          (51)
Asset impairments, PVOL and other unit
   closing costs                                           6             11                 10            50
Other                                                      -              1                  -             2
                                                 --------------  -------------     --------------  ------------
     Total                                              $  -           $  4              $ (13)         $(17)
                                                 ==============  =============     ==============  ============


Real estate activities consisted primarily of income from the Company's real estate subsidiaries. Net real estate gains were recorded from the sale of facilities that are no longer used in Company operations.

Asset impairments, PVOL and other unit closing costs totaled $6 million for the third quarter of 2004 and consisted of $3 million of asset impairments and $3 million of charges related to the PVOL for closed stores. For the first nine months of 2004, these costs totaled $10 million and consisted of $5 million of asset impairments and $5 million of expenses related to PVOL and other costs for closed units. For the third quarter of 2003, asset impairments, PVOL and other unit closing costs totaled $11 million, and consisted of $8 million of asset impairments and $3 million of charges related to the PVOL and other costs for closed units. These costs totaled $50 million for the first nine months of 2003 and consisted of $22 million of accelerated depreciation for closed catalog facilities, $17 million of asset impairments and $11 million of expenses related to PVOL and other costs for closed units.

12) Retirement Benefit Plans

Net Periodic Benefit Cost/(Credit)

The components of net periodic benefit cost/(credit) for the qualified and non-qualified pension plans and the postretirement plans for the 13 weeks ended October 30, 2004 and October 25, 2003 follow:

                                                         Pension Plans
                                           -------------------------------------------------
                                               Qualified                 Supplemental              Postretirement
                                                                        (Non-Qualified)               Plans
                                            ---------------------      ----------------------    ----------------------
($ in millions)                               13 weeks ended             13 weeks ended             13 weeks ended
                                            ---------------------      ----------------------    ----------------------
                                            Oct. 30,      Oct. 25,    Oct. 30,    Oct. 25,       Oct. 30,    Oct. 25,
                                               2004          2003        2004        2003           2004        2003
                                            ---------------------      ----------------------    ----------------------
Service cost                                  $  29         $  17        $  -        $  1           $  1        $  1
Interest cost                                    67            45           5           5              3           3
Expected return on plan assets                 (101)          (57)          -           -              -           -
Net amortization                                 32            25           2           2             (6)         (5)
                                            ---------------------      ----------------------    ----------------------
Net periodic benefit cost/(credit)            $  27         $  30         $ 7        $  8           $ (2)       $ (1)
                                            ======================     ======================    =======================


The components of net periodic benefit cost/(credit) for the qualified and non-qualified pension plans and the postretirement plans for the 39 weeks ended October 30, 2004 and October 25, 2003 follow:


                                                         Pension Plans
                                           -------------------------------------------------
                                               Qualified                 Supplemental              Postretirement
                                                                        (Non-Qualified)               Plans
                                            ---------------------      ----------------------    ----------------------
($ in millions)                               39 weeks ended             39 weeks ended             39 weeks ended
                                            ---------------------      ----------------------    ----------------------
                                            Oct. 30,      Oct. 25,    Oct. 30,    Oct. 25,       Oct. 30,    Oct. 25,
                                               2004          2003        2004        2003           2004        2003
                                            ---------------------      ----------------------    ----------------------
Service cost                                  $  52          $ 39        $  1        $  2           $  3        $  2
Interest cost                                   122           101          11          12              8           9
Expected return on plan assets                 (183)         (129)          -           -              -           -
Net amortization                                 58            57           6           4            (17)        (14)
                                            ---------------------      ----------------------    ----------------------
Net periodic benefit cost/(credit)            $  49          $ 68        $ 18        $ 18           $ (6)       $ (3)
                                           ======================     ======================    =======================


Employer Contributions
As previously disclosed in the 2003 10-K, the Company was not required to make a contribution to its qualified plan in 2004 under the Employee Retirement Income Security Act of 1974. However, during the third quarter of 2004, the Company made a $300 million discretionary contribution to its qualified plan ($190 million after income taxes). The Company also made a $300 million discretionary contribution during the third quarter of 2003.

13)  Subsequent Events
     -----------------

Common Stock Repurchases
From October 31, 2004 through December 3, 2004, the Company repurchased an additional 5.7 million shares of common stock at a cost of approximately $230 million under the common stock repurchase program, bringing the total repurchases to date up to 33 million shares at a cost of approximately $1.3 billion. This represents more than 40 percent of the total planned common stock repurchase program, which is more fully described in Note 3.

Conversion of Subordinated Notes
From October 26, 2004 through November 16, 2004, substantially all of JCP's outstanding $650 million 5.0% Convertible Subordinated Notes Due 2008 were converted into approximately 22.8 million shares of common stock. The conversion of subordinated notes is discussed more fully in Note 3 on page 10.

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


Key Items

o Income from continuing operations increased to $149 million, or $0.50 per share, compared to $94 million, or $0.31 per share, for the comparable 2003 period. For the first nine months of 2004, income from continuing operations was $339 million, or $1.12 per share, compared to $111 million, or $0.34 per share, for the comparable 2003 period. All references to earnings per share (EPS) are on a diluted basis.

o Third quarter 2004 operating profit, defined on page 22, increased 66% to $346 million compared with $208 million last year, driven by sales gains and continued improvement in gross margin and expense leverage.

o Comparable department store sales increased by 2.7% and 6.2% for the third quarter and first nine months of 2004, respectively, when compared to the same periods in fiscal 2003. Catalog/Internet sales increased 3.6% and 2.9% for the third quarter and first nine months of 2004, respectively, with the Internet channel increasing nearly 30% for the third quarter and about 35% on a year-to-date basis.

o Net income per share increased to $0.50 in the third quarter of 2004, compared to $0.27 in the 2003 third quarter. On a year-to-date basis, net income per share was $0.64 in 2004, an increase when compared to $0.45 per share in the comparable 2003 period.

o On July 31, 2004, the last day of the Company's second quarter, the Company closed on the sale of its Eckerd drugstore operations and received approximately $4.7 billion in cash proceeds that included a $209 million working capital adjustment. Cash proceeds after income taxes, fees and transaction costs are expected to be approximately $3.5 billion.

o The Company ended the third quarter of 2004 with $4.6 billion of cash and short-term investments. The Company is progressing on its capital structure repositioning program and has completed the following:

     o The repurchase of 27.6 million shares of common stock for approximately $1.04 billion, completing about one-third of the planned repurchase program through the third quarter with an additional 5.7 million shares for approximately $0.23 billion repurchased from October 31st through December 3rd;

     o The conversion of all of the Company's outstanding shares of Series B ESOP Convertible Preferred Stock into approximately nine million common stock shares;

     o $1 billion reduction of outstanding debt through the third quarter, including payments of approximately $800 million and the termination of the $221 million Eckerd securitized receivables program, resulting in $4.6 billion in long-term debt, including current maturities, at the end of the third quarter; and

     o    The  conversion  of  substantially  all of  JCP's  $650  million  5.0%
          Convertible Subordinated Notes Due 2008 into approximately 22.8 million shares of common stock from October 26, 2004 through November 16, 2004. As of November 17, 2004, total debt reductions under the capital structure repositioning program were approximately $1.7 billion.

o On October 27, 2004, Myron (Mike) E. Ullman, III was named to succeed Allen Questrom as Chairman and Chief Executive Officer of the Company, effective December 1, 2004. On November 12, 2004, the Company announced that Vanessa Castagna, Executive Vice President, Chairman and Chief Executive Officer of JCPenney Stores, Catalog and Internet, had elected to resign as an officer of the Company, effective November 14, 2004. Ken Hicks, President and Chief Operating Officer of JCPenney Stores and Merchandise Operations, will take on the added responsibility of leading JCPenney's stores, catalog and Internet teams as a transitional step.

o On October 22, 2004, Moody's raised its senior implied credit rating for the Company from Ba2 to Ba1, the highest non-investment grade rating, and its senior unsecured debt rating from Ba3 to Ba2.


Discontinued Operations
-----------------------

On July 31, 2004, the Company closed on the sale of its Eckerd drugstore operations for a total of approximately $4.7 billion in cash proceeds that included a $209 million adjustment for the estimated increase in Eckerd's working capital from January 31, 2004 to July 31, 2004. After deducting taxes, fees and other transaction costs, and estimated post-closing adjustments, the ultimate net cash proceeds from the sale are expected to total approximately $3.5 billion. As previously reported, The Jean Coutu Group (PJC) Inc. (Coutu) acquired Eckerd drugstores and support facilities located in 13 Northeast and Mid-Atlantic states, as well as the Eckerd Home Office located in Florida. CVS Corporation and CVS Pharmacy, Inc. (collectively, CVS) acquired Eckerd drugstores and support facilities located in the remaining southern states, principally Florida and Texas, as well as Eckerd's pharmacy benefits management, mail order and specialty pharmacy businesses. Proceeds from the sale will be used for common stock repurchases and debt reduction, as announced on August 2, 2004 and more fully discussed under Capital Structure Repositioning on pages 28-29.

The loss on the sale was $713 million pre-tax, or $1,433 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions. Of the total after-tax loss on the sale, $1,402 million had been recorded through the first quarter of 2004 to reflect Eckerd at its estimated fair value less costs to sell, and during the second quarter of 2004, the remaining $31 million was recorded to reflect revised estimates of certain post-closing adjustments and resulting sales proceeds.

Additionally, $3.4 billion of the present value of lease obligations (PVOL), which was an off-balance sheet obligation under generally accepted accounting principles (GAAP), was eliminated with the transfer of these leases to Coutu and CVS upon the closing of the sale.

The Company established reserves at July 31, 2004 for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant estimates relate to the estimated working capital adjustment, the costs to exit the Colorado and New Mexico markets, severance payments to former

Eckerd   associates,   assumption  of  the  Eckerd   Pension  Plan  and  various
post-employment benefit obligations and environmental indemnifications. No reserve adjustments were recorded during the third quarter as no additional information became available that would indicate the reserves recorded as of the second quarter in total required adjustment. Cash payments for the Eckerd related reserves are separately presented in the Company's consolidated statements of cash flows as cash used in discontinued operations.

In late October, in accordance with terms of the respective sale agreements with Coutu and CVS, the purchasers submitted to the Company their proposed adjustments to the pre-closing working capital estimates. A review of the requested adjustments is currently underway. The respective sale agreements provide for a review period which can potentially take several months to finalize.

At the closing of the sale of Eckerd on July 31, 2004, the Company assumed sponsorship of the Eckerd Pension Plan, the Eckerd Contingent Separation Pay Programs and various other terminated non-qualified retirement plans and programs. The Company further assumed all severance and post-employment health and welfare benefit obligations under various Eckerd plans, employment and other specific agreements. The Company is evaluating its options with respect to these assumed liabilities, including, but not limited to, termination of the agreements, plans or programs and/or settlement of the underlying benefit obligations. During the third quarter of 2004, the Company made payments of approximately $35 million related primarily to severance and post-employment benefit obligations.

The Company is providing to the purchasers certain information systems, accounting, banking, vendor contracting, tax and other transition services as set forth in the Company's Transition Services Agreements (Transition Agreements) with CVS and Coutu for a period of 12 months from the closing date, unless terminated earlier by the purchasers. One Transition Agreement with Pharmacare Management Services, Inc., a subsidiary of CVS, involves the provision of information and data management services for a period of up to 15 months from the closing date. Under the Transition Agreements, the Company will receive monthly service fees, which are designed to recover the estimated costs of providing the specified services. If actual costs to provide such services exceed the estimates, any additional costs incurred would be reflected in discontinued operations.

Discontinued operations in the consolidated financial statements presented for 2003 also included Mexico department stores, which were sold in November 2003.

Results of Operations

The following discussion and analysis, consistent with all other financial data throughout this report, focuses on the results of operations and financial condition from the Company's continuing operations.


($ in millions, except EPS)                               13 weeks ended                    39 weeks ended
                                                  -------------------------------    ------------------------------
                                                      Oct. 30,         Oct. 25,           Oct. 30,       Oct. 25,
                                                         2004             2003               2004           2003
                                                  --------------  ---------------    --------------- --------------
Retail sales, net                                     $ 4,461          $ 4,332          $  12,351        $11,688
                                                  --------------  ---------------    --------------- --------------
Gross margin                                            1,821            1,666              4,879          4,432
SG&A expenses                                           1,475            1,458              4,148          4,087
                                                  --------------  ---------------    --------------- --------------
Operating profit                                          346              208                731            345
Net interest expense                                       71               64                177            199
Bond premiums and unamortized costs                        47                -                 47              -
Real estate and other expense/(income)                      -                4                (13)           (17)
                                                  --------------  ---------------    --------------- --------------
Income from continuing operations
    before income taxes                                   228              140                520            163
Income tax expense                                         79               46                181             52
                                                  --------------  ---------------    --------------- --------------
Income from continuing operations                       $ 149            $  94             $  339         $  111
                                                  ==============  ===============    =============== ==============

Diluted EPS from continuing operations                 $ 0.50           $ 0.31             $ 1.12         $ 0.34

Ratios as a percent of sales:
    Gross margin                                         40.8%            38.5%              39.5%          37.9%
    SG&A expenses                                        33.1%            33.7%              33.6%          35.0%
    Operating profit                                      7.7%             4.8%               5.9%           2.9%

Depreciation and amortization included
in operating profit                                     $  91           $   92             $  264         $  269


The Company continued to improve its profitability during the third quarter of 2004 as reflected in income from continuing operations of $149 million, or $0.50 per share, compared to $94 million, or $0.31 per share, for the comparable 2003 period. For the first nine months of 2004, income from continuing operations was $339 million, or $1.12 per share, compared to $111 million, or $0.34 per share for the comparable 2003 period. The significant increase over 2003 reflects improved operating profit, resulting from strong sales growth, continued gross margin improvement and leveraging of selling, general and administrative (SG&A) expenses. The Company expects fourth quarter earnings per share from continuing operations to range from $0.95 to $1.05, including the impact of an estimated $0.05 to $0.10 per share from charges related to the recently announced senior management transition and potential asset impairments.


Operating Profit
-----------------

Operating profit for the third quarter of 2004 increased 66% to $346 million, or 7.7% of sales, compared to $208 million, or 4.8% of sales, for the comparable period last year. For the first nine months of 2004, operating profit more than doubled, reaching $731 million, or 5.9% of sales, compared to $345 million, or 2.9% of sales, for the comparable 2003 period.

Operating profit and its components (sales, gross margin and SG&A) are the key measurements on which management evaluates the financial performance of the retail operations. Real estate activities, gains and losses on the sale of real estate properties, asset impairments and other charges associated with closing store and catalog facilities are evaluated separately from operations, and are recorded in real estate and other in the consolidated statements of operations.

Retail Sales, Net


($ in millions)
                                                       13 weeks ended                       39 weeks ended
                                           ------------------------------------  ---------------------------------
                                                  Oct. 30,         Oct. 25,         Oct. 30,         Oct. 25,
                                                     2004             2003             2004             2003
                                           -------------------   --------------  ---------------------------------
Retail sales, net                                 $ 4,461          $ 4,332          $12,351          $11,688
                                           -------------------   --------------  ---------------------------------
Sales percent increase/(decrease):
  Comparable stores (1)                               2.7%             1.8%             6.2%           (0.3)%
  Total department stores                             2.9%             0.3%             6.2%           (1.8)%
  Catalog/Internet                                    3.6%             4.1%             2.9%           (1.4)%



(1) Comparable store sales include sales from stores that have been open for 12 consecutive months. A store's sales become comparable on the first day of the 13th fiscal month.

Comparable department store sales increased 2.7% for the quarter, while total department store sales increased 2.9%. Third quarter sales reflected good customer response to back-to-school merchandise assortments combined with improvements in all merchandise divisions. Florida and the Gulf Coast areas started seeing a recovery from the major storm activity earlier in the third quarter, although those markets did not fully recover by quarter-end. Department store sales have continued to benefit from good customer response to both fashion and basic merchandise, planned marketing events, improved store environment, particularly visual presentation, and added convenience. The fashionable merchandise and focus on maintaining fresh seasonal assortments contributed to the improvement in sales. These factors also drove increases for the first nine months of 2004, where both comparable department store sales and total department store sales increased 6.2%.

Catalog/Internet sales increased 3.6% and 2.9% for the third quarter and first nine months of 2004, respectively, compared to last year. Sales reflect a focus on targeted specialty media and the expanded assortments and convenience of the Internet. Total Internet sales, which are an integral part of the Company's multi-channel retailing strategy, increased nearly 30% for the third quarter and about 35% on a year-to-date basis.

In May, the Company launched the Chris Madden home furnishings collection, reflecting the Company's continuing strategy to deliver affordable, quality, trend-right fashion to its customers. Chris Madden's "Turning Home Into Haven" collection is JCPenney's largest home furnishings launch ever and was introduced with a comprehensive national advertising campaign. Sales results from the collection were strong throughout the second and third quarters, particularly in bedding and furniture. In addition, the Company has partnered with Colin Cowie, a nationally recognized wedding planner, and launched an innovative technology-based wedding registry as well as a new line of tableware and giftware in the third quarter of 2004. While still early in its rollout, initial sales from the program have exceeded expectations, with glassware and bridal gifts showing the best performance.

Gross Margin
Gross margin improved 230 basis points as a percent of sales in this year's third quarter to $1,821 million compared to $1,666 million in the comparable 2003 period. For the first nine months of 2004, gross margin improved 160 basis points as a percent of sales, to $4,879 million from $4,432 million in the comparable 2003 period. The improvement reflects better inventory management, good sell-through of seasonal merchandise, less clearance, more consistent execution and continuing benefits from the centralized merchandising model. Benefits of the centralized model have included enhanced merchandise offerings, an integrated marketing plan, leverage in the buying and merchandising process and more efficient selection and allocation of merchandise to individual department stores.

SG&A Expenses
SG&A expenses in this year's third quarter were $1,475 million compared to $1,458 million in last year's third quarter. Expenses continued to be well leveraged, improving by 60 basis points as a percent of sales. For the first nine months of 2004, SG&A expenses were $4,148 million compared to $4,087 million in the comparable period of 2003, which represented a 140 basis point improvement as a percent of sales. Both the quarter and year-to-date improvements reflect savings in labor costs, centralized store expense management, a decline in non-cash pension costs and planned savings from the Company's previously announced cost savings initiatives.


With the sale of Eckerd completed, management is focused on its Department Store and Catalog/Internet business as well as the execution of its capital repositioning program, which was announced on August 2, 2004. The performance target for Department Stores and Catalog/Internet continues to be to generate an operating profit of 6% to 8% of sales in 2005. The successful execution of the turnaround, growth of the business and progress toward improving profitability is impacted by customers' response to the Company's merchandise offerings, the competitive environment, the effects of current economic conditions, continued improvement in gross margin and the reduction of the expense structure. The Company's strategic plan, financing strategy and risk management are detailed in its 2003 Annual Report.


Net Interest Expense
---------------------
Net interest expense was $71 million and $64 million for the third quarters of 2004 and 2003. On a year-to-date basis, net interest expense was $177 million in 2004 compared to $199 million in the first nine months of 2003. The increase for the quarter is due to interest that had been attributed to Eckerd that is now reflected in continuing operations as a result of the sale of Eckerd in the second quarter of 2004. While the Company has reduced debt significantly through the third quarter, the reduction in interest expense will be gradual as the Company continues to execute its planned debt reduction program over the next several months. The decrease in interest expense on a year-to-date basis is primarily related to lower average borrowing levels for continuing operations, as well as an increase in interest income due to higher average balances of short-term investments.

For the third quarter of 2004, no net interest expense was allocated to Eckerd discontinued operations, compared to $41 million for the same period last year. For the first nine months of 2004, this amounted to $95 million compared to $116 million for the first three quarters of 2003. The lower interest expense is the result of the sale of the Eckerd drugstore operations on July 31, 2004, offset to some extent by increases in both the Company's weighted average interest rate and the intercompany loan balance between Eckerd and a subsidiary of the Company through the first six months of 2004.

Bond Premiums and Unamortized Costs
------------------------------------
Call premiums and unamortized costs to redeem the securities included in the capital structure repositioning, which is discussed on pages 28-29, are expected to total approximately $50 million. During the third quarter and first nine months of 2004, the Company incurred $47 million of this amount, which is reflected in bond premiums and unamortized costs in the consolidated statements of operations.


Real Estate and Other Expense/(Income)
----------------------------------------
Real estate and other consists of real estate activities, gains and losses on the sale of real estate properties, asset impairments and other charges associated with closing store and catalog facilities. Real estate and other for the third quarter of 2004 resulted in a near-zero balance, which consisted of a $6 million credit for real estate operations and $6 million of costs related to asset impairments, PVOL and other costs of closed stores. For the first nine months of 2004, real estate and other was a net credit of $13 million, which consisted of a $20 million credit for real estate operations, $3 million of net gains on the sale of closed units and $10 million of charges related to asset impairments, PVOL and other costs of closed stores.

For the third quarter of 2003, real estate and other was a net expense of $4 million, which consisted of an $8 million credit for real estate operations, $8 million of asset impairments and $4 million of charges related to PVOL and other expenses. For the first nine months of 2003, real estate and other was a net credit of $17 million, which consisted of an $18 million credit for real estate operations, $51 million of gains on the sale of closed units, $22 million of accelerated depreciation for closed catalog facilities, $17 million of asset impairments and $13 million of charges related to PVOL and other expenses.


Income Taxes
--------------
The Company's effective income tax rate for continuing operations was 34.9% for the third quarter and first nine months of 2004 compared with 33.6% and 32.3% for the third quarter and first nine months of 2003, respectively. The rate increase for the third quarter and first nine months of 2004 is primarily due to improved earnings, which decreased the favorable impact of permanent adjustments, principally the deduction for dividends paid to the employee stock ownership plan. For the fourth quarter of 2004, the Company anticipates an effective income tax rate for continuing operations of 35.0%.


Merchandise Inventory
-----------------------
Merchandise inventory was $4,237 million at October 30, 2004 compared to $4,194 million at October 25, 2003 and $3,156 million at January 31, 2004. With an increase of 1.0% compared to last year, inventory at the end of the third quarter of 2004 was in line with plan, was well managed, and reflected a good balance of seasonal and basic merchandise with less clearance. The Company has enhanced its ability to allocate and flow merchandise to stores in-season by recognizing sales trends earlier and accelerating receipts, replenishing individual stores based on rates of sale, and consistently providing high in-stock levels in basics and advertised items.

Liquidity and Capital Resources
---------------------------------

The Company ended the third quarter with approximately $4.6 billion in cash and short-term investments. Of the $4.7 billion of gross proceeds received from the closing of the Eckerd sale on July 31, 2004, expected net cash proceeds of approximately $3.5 billion are being used to repurchase common stock and reduce debt as part of a major repositioning of the Company's capital structure. During the third quarter, approximately $1.6 billion of the proceeds was used for such purposes. See pages 28-29 for additional information related to the progress of the Company's capital structure repositioning program.

Cash and short-term investments included restricted short-term investment balances of $64 million and $87 million as of October 30, 2004 and October 25, 2003, respectively, which are pledged as collateral for import letters of credit not included in the bank credit facility and/or for a portion of casualty program liabilities.

The following is a summary of the Company's cash flows from operating, financing and investing activities:

($ in millions)
                                                                         39 weeks ended
                                                                 -------------------------------
                                                                   Oct. 30,          Oct. 25,
                                                                      2004              2003
                                                                 -------------     -------------
Net cash (used in)/provided by:
  Operating activities                                              $ (139)           $ (575)
  Investing activities                                               4,377              (154)
  Financing activities                                              (1,810)              301
  Cash (paid to) discontinued operations                              (845) (1)         (125)
                                                                 -------------     -------------
Net increase/(decrease) in cash and cash equivalents               $ 1,583            $ (553)
                                                                 =============     =============


(1) Includes $624 million paid for the first installment of income taxes due on the sale of Eckerd.

Cash Flow from Operating Activities
The improvement in net cash (used in) operating activities in the first nine months of 2004 compared with the same period in 2003 was primarily attributable to improved operating performance and better inventory management. In each of the 39-week periods ended October 30, 2004 and October 25, 2003, the Company made a $300 million discretionary contribution to the Company's qualified pension plan.

Cash Flow from Investing Activities
Gross cash proceeds of $4,666 million were received from the sale of Eckerd, which closed on July 31, 2004. After deducting taxes, fees and other transaction costs, and estimated post-closing adjustments, the ultimate net cash proceeds from the sale of Eckerd are expected to total approximately $3.5 billion.

Capital expenditures were $317 million for the first three quarters of 2004 compared with $243 million for the comparable 2003 period. Capital spending was for new stores, store renewals and modernizations and technology, including gift registry. Through the third quarter of 2004, the Company opened 13 new or relocated stores, with one additional store opening by the end of fiscal year 2004. Management continues to expect total capital expenditures for the full year to be in the area of $500 million.

Proceeds from the sale of closed units were $28 million for the first nine months of 2004 compared with $89 million for the comparable 2003 period, and were reflected in investing activities in the Company's consolidated statements of cash flows.

Cash Flow from Financing Activities

As a part of the Company's planned $2.3 billion debt reduction program, approximately $1.0 billion of on- and off-balance sheet obligations were paid off in the second and third quarters of 2004 as follows:

o As reflected in cash paid to discontinued operations on the consolidated statement of cash flows, Eckerd's managed care receivables securitization program was paid off in May 2004 for a total of $221 million and the program was terminated.

o In June 2004, JCP's 7.375% Notes in the amount of $208 million matured and were paid.

o Also in June 2004, $25 million of JCP's 9.75% Debentures Due 2021 were retired at par, through the mandatory sinking fund payment of $12.5 million and an optional sinking fund payment of an additional $12.5 million. JCP redeemed the remaining principal balance of this issue of $92.2 million on September 1, 2004, at a redemption price of 103.2% plus accrued interest.

o During the third quarter, JCP retired the entire $195.7 million balance of its 8.25% Debentures Due 2022. $37.5 million of the balance was retired at par, with the remaining $158.2 being redeemed at a redemption price of 103.096% plus accrued interest.

o On September 1, JCP redeemed its $200 million face amount 6.0% Original Issue Discount Debentures Due 2006. At the date of redemption, these debentures had a recorded balance of $175 million, due to the unamortized discount of $25 million.

o During the third quarter, the Company purchased approximately $100 million of JCP's long-term debt on the open market. While the Board of Directors has authorized up to $200 million aggregate principal amount of open market purchases of JCP's long-term debt, the Company currently does not expect to purchase additional open market debt under this authorization within the next 12 months.

The Company repurchased 27.6 million shares of common stock for approximately $1 billion during the third quarter of 2004. No common stock repurchases were made during the first two quarters of 2004 or the first three quarters of 2003. Net proceeds from the exercise of stock options were approximately $191 million for the first nine months of 2004 and were insignificant for 2003.

Quarterly dividends of $0.125 per share, or approximately $35 million per quarter, were paid on the Company's outstanding common stock on February 1, 2004, May 1, 2004 and August 1, 2004 to stockholders of record on January 10, 2004, April 10, 2004 and July 9, 2004, respectively. The payment of common stock dividends is subject to approval by the Company's Board of Directors on a quarterly basis.

On October 26, 2004, the Company announced that it was calling all of JCP's outstanding $650 million 5.0% Convertible Subordinated Notes Due 2008. Holders of the Notes had the option to convert the Notes into shares of the Company's common stock at a conversion price of $28.50 until the close of business on November 16, 2004. All but $0.7 million of the Notes were converted into approximately 22.8 million shares from October 26, 2004 through November 16, 2004. The remaining Notes were redeemed on November 17, 2004 at 102.5% plus accrued interest.

For the remainder of 2004, management believes that cash flow generated from operations, combined with the proceeds from the Eckerd sale and the balance of remaining short-term investments, will be adequate to execute the common stock repurchase and debt reduction programs and fund capital expenditures, working capital and dividend payments and, therefore, no external funding will be required. At the present time, management does not expect to access the capital markets for any external financing for the remainder of 2004. However, the Company may access the capital markets on an opportunistic basis. Management believes that the Company's financial position will continue to provide the financial flexibility to support its strategic plan. The Company's cash flows may be impacted by many factors, including the competitive conditions in the retail industry, and the effects of the current economic environment and consumer confidence. Based on the nature of the Company's business, management considers the above factors to be normal business risks.

On August 2, 2004, Fitch Ratings upgraded its credit ratings on the Company's $1.5 billion secured bank facility to BBB- from BB+, its senior unsecured notes to BB+ from BB and its convertible subordinated notes to BB from B+. Standard & Poor's revised its outlook to "Stable" from "Negative." On October 22, 2004, Moody's raised its senior implied credit rating for the Company from Ba2 to Ba1, the highest non-investment grade rating, and its senior unsecured debt rating from Ba3 to Ba2.

Additional liquidity strengths include the available $1.5 billion credit facility discussed in the 2003 10-K and in Note 8. This revolving credit facility was amended effective June 2, 2004 to permit the sale of the Eckerd drugstore operations and its affiliates and assets, allow a broader range of cash investments, and permit issuing banks to extend maturities of certain letters of credit past the expiration of the Credit Agreement as long as they are collateralized with cash at that time. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $159 million as of the end of the third quarter of 2004, have been, or are expected to be, made under this facility. The Company was in compliance with all financial covenants of the credit facility as of October 30, 2004.

Free Cash Flow
In addition to cash flow from operating activities, management also evaluates free cash flow from continuing operations, which is a non-GAAP financial measure. Management believes free cash flow from continuing operations is important in evaluating the Company's financial performance and measuring the ability to generate cash without incurring additional external financing.

Through the first nine months of 2004, free cash flow from continuing operations was a deficit of $544 million, a significant improvement compared to a deficit of $843 million for the comparable 2003 period. Better earnings and inventory leverage contributed to the improvement, offset slightly by an increase in capital expenditures. The Company anticipates free cash flow for the full year 2004 to be positive.

The following table reconciles net cash (used in) operating activities (GAAP) to free cash flow from continuing operations (a non-GAAP measure) for the 39 weeks ended October 30, 2004 and October 25, 2003:

($ in millions)                                                                  39 weeks ended
                                                                       ------------------------------------
                                                                              Oct. 30,           Oct. 25,
                                                                                 2004               2003
                                                                       ----------------    ----------------
Net cash (used in) operating activities - (GAAP)                              $  (139)            $ (575)
Less:
   Capital expenditures                                                          (317)              (243)
   Dividends paid                                                                (116)              (114)
Plus:
   Proceeds from sale of assets                                                    28                 89
                                                                       ----------------    ----------------
Free cash flow from continuing operations                                     $  (544)            $ (843)
                                                                       ================    ================

Capital Structure Repositioning
-------------------------------

On August 2, 2004, the Company announced that it intends to use the expected $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations and $1.1 billion of existing cash balances to implement a major repositioning of its capital structure. This repositioning program is progressing as planned and includes the following:

Debt Reduction

The Company's debt reduction program consists of the planned retirement of $2.3 billion of debt in 2004 and 2005. Through the third quarter of 2004, the Company reduced debt by approximately $1 billion, including payments of approximately $800 million and the termination of the $221 million Eckerd securitized receivables program. From October 26, 2004 through November 16, 2004, substantially all of JCP's $650 million 5.0% Convertible Subordinated Notes Due 2008 were converted into approximately 22.8 million shares of common stock, resulting in total debt reduction of approximately $1.7 billion.

No additional debt payments are anticipated for the remainder of 2004. For the first half of 2005, debt payments are expected to include the following:

o Holders of JCP's 7.4% Debentures Due 2037, with a principal amount of $400 million, have the right to elect to redeem the debentures in April 2005.

o In May 2005, the Company expects to pay the $193 million of JCP's 7.05% Notes Due 2005, at the scheduled maturity date.

Series B Convertible Preferred Stock Redemption
On August 26, 2004, the Company redeemed all of its outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock), all of which were held by the Company's Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) savings plan. Each preferred stockholder received 20 equivalent shares of JCPenney common stock for each one share of Preferred Stock in their Savings Plan account. Preferred Stock shares, which are included in the diluted earnings per share calculation as appropriate, were converted into approximately nine million common stock shares. Annual dividend savings will approximate $11 million after tax.

Common Stock Repurchases
The Company has implemented a common stock repurchase program of up to $3.0 billion (not to exceed 133 million shares), including the repurchase of up to $650 million of common stock that had been contingent upon the conversion of JCP's outstanding 5.0% Convertible Subordinated Notes Due 2008, which has been completed. Share repurchases have been and will continue to be made periodically in open-market transactions, subject to market conditions, legal requirements and other factors. The Company repurchased 27.6 million common shares during the quarter ended October 30, 2004 at a cost of approximately $1,040 million. The shares repurchased were immediately retired. As of October 30, 2004, approximately $1,960 million remained authorized for share repurchases. From October 31, 2004 through December 3, 2004, the Company repurchased an additional
5.7 million shares of common stock at a cost of approximately $230 million under the common stock repurchase program, bringing the total repurchases to date up to 33 million shares at a cost of approximately $1.3 billion. This represents more than 40 percent of the total planned common stock repurchase program. The program is expected to be completed within the next six to nine months.


During the first nine months of 2004, common stock outstanding decreased seven million shares to 267 million shares from 274 million shares at the beginning of the year. The decline in outstanding shares is attributable to approximately 28 million shares repurchased and retired offset by nine million shares issued for redeeming the convertible preferred stock on August 26, 2004 and 12 million shares issued substantially from the exercise of stock options.

Holding Company
-----------------

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


Critical Accounting Policies
------------------------------

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


Stock Option Accounting
-------------------------

As discussed in the 2003 10-K, the Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," which does not require expense recognition for stock options when the exercise price of an option equals, or exceeds, the fair market value of the common stock on the date of grant. The Financial Accounting Standards Board (FASB) proposed a new rule that would require expense recognition of stock options in the statement of operations beginning in the third quarter of 2005. The Company will adopt any new rules required by the FASB when they are effective. As required by Statement of Financial Accounting Standards (SFAS) No. 123 for companies retaining APB 25 accounting, the Company discloses the estimated impact of fair value accounting for stock options granted. See Note 1 to the Unaudited Interim Consolidated Financial Statements for the pro forma impact on the third quarters and first nine months of 2004 and 2003.

Recently Issued Accounting Pronouncements
-----------------------------------------

Recently issued accounting pronouncements are discussed in Note 1 to the unaudited Interim Consolidated Financial Statements.


Pre-Approval of Auditor Services
--------------------------------

During the first quarter of 2004, the Audit Committee of the Company's Board of Directors approved estimated fees for the remainder of 2004 related to the performance of both audit and allowable non-audit services by the Company's external auditors, KPMG LLP. On November 15, 2004, the Audit Committee approved additional estimated fees related to KPMG LLP's audit of the Company's internal control over financial reporting, which is required for the first time in 2004 by Section 404 of the Sarbanes-Oxley Act of 2002, due to revised estimates of the total anticipated audit effort.


Seasonality
------------

The results of operations and cash flows for the 13 and 39 weeks ended October 30, 2004 are not necessarily indicative of the results for the entire year. The Company's business depends to a great extent on the last quarter of the year. Historically for the fourth quarter, Department Stores and Catalog/Internet sales have averaged approximately one-third of annual sales and income from continuing operations has averaged about 60% of the full year total.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks in the normal course of business due to changes in interest rates and currency exchange rates. The Company's market risks related to interest rates at October 30, 2004 are similar to those disclosed in the Company's 2003 10-K. For the 39 weeks ended October 30, 2004, the other comprehensive loss on foreign currency translation was $1 million. Due to the limited nature of foreign operations, management believes that its exposure to market risk associated with foreign currencies would not have a material impact on its financial condition or results of operations.


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

In the matter of Gayle G. Pitts, et al. v. J. C. Penney Company, Inc., J. C. Penney Direct Marketing Services, Inc., ("DMS") et al. reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004, J. C. Penney Company, Inc., J.C. Penney International Insurance Group, Inc. and AEGON U.S.A. have been dismissed as defendants. The remaining defendants are J. C. Penney Life Insurance Company N/K/A Stonebridge Life Insurance Company, JCPenney Direct Marketing Services, Inc., and AEGON DMS. The class certification has been reversed but plaintiffs have filed another motion for class certification, which is pending.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     (c)  Issuer Purchases of Securities

     The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company's common stock during the quarter ended October 30, 2004:

                Period                       Total           Average          Total Number of      Maximum Dollar
                                           Number of        Price Paid        Shares Purchased        Value of
                                            Shares          Per Share          as Part of           Shares that
                                           Purchased                            Publicly             May Yet Be
                                                                              Announced Plans        Purchased
                                                                              or Programs (1)       Under the
                                                                                                       Plans or
                                                                                                    Programs (in
                                                                                                      millions)
     -----------------------------        -------------    ------------    -------------------     ----------------

     August 1, 2004 through
     September 4, 2004                       6,451,800         $ 39.40           6,451,800            $2,746

     September 5, 2004 through
     October 2, 2004                        12,724,100         $ 37.01          19,175,900            $2,275

     October 3, 2004 through
     October 30, 2004                        8,441,000         $ 37.24          27,616,900            $1,960
                                          -------------                    -------------------

       Total                                27,616,900                          27,616,900
                                          =============                    ===================


     (1) The Company's Board of Directors approved a common stock repurchase program of up to $3.0 billion for common stock repurchases (not to exceed 133 million shares), including up to $650 million that had been contingent upon the conversion of the Company's 5.0% Convertible Subordinated Notes Due 2008, which occurred from October 26, 2004 through November 16, 2004. The repurchase program, which the Company announced on August 2, 2004, has no expiration date, but is expected to be completed within the next six to nine months.

     On August 26, 2004, the Company redeemed all of its outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock), all of which were held by the Company's Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) savings plan. Each preferred stockholder received 20 equivalent shares of JCPenney common stock for each one share of Preferred Stock in their Savings Plan account. The Preferred Stock shares were converted into approximately nine million common stock shares.

Item 6 - Exhibits

        Exhibit Nos.

     10.1 Term Sheet dated as of October 27, 2004  between the Company and Myron
          E. Ullman, III

     10.2 Notice of Restricted Stock Award to Myron E. Ullman, III, dated as of December 1, 2004

     10.3 Notice of Restricted Stock Unit Award to Myron E. Ullman, III, dated as of December 1, 2004

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






                                            J. C. PENNEY COMPANY, INC.
                                            By /s/ W. J. Alcorn
                                            -----------------------------
                                            W. J. Alcorn
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)



Date: December 7, 2004

                                                                    Exhibit 10.1
Myron E. (Mike) Ullman, III

Position:  Chairman and Chief Executive Officer
Starting Date:  December 1, 2004

Base Salary: $1,500,000, reviewed annually

Short-Term Incentive*
100% at Target
200% at Max
Profit cliff at 95% of plan
Incentive guaranteed at target from 12/1/ 2004 to 1/31/2005.

Signing Bonus
$3,000,000 issued at stating date in vested restricted stock units (based on average market price of JCPenney stock on date of signing). The units are payable six months after separation from service, but if termination is voluntary or for retirement no earlier than January 1, 2008. Otherwise subject to the terms of the Company's plan.

2005 Long-Term Incentive Award
$6,000,000 of restricted stock awarded at starting date (based on average market price of JCPenney stock on date of signing), vesting 20% per year beginning on December 1, 2005, subject to employment on each vesting date and otherwise subject to the terms and conditions of the Company plan.

Subsequent Long-Term Incentive Awards
Long-term incentive awards will commence with the fiscal year beginning February 1, 2006. The value of each award is up to $6,000,000 as determined in the discretion of the Board as recommended by the Human Resources and Compensation Committee annually. The Company is currently revising its long-term incentive strategy. Criteria, performance measures, and clawback provisions are currently being reviewed and will be submitted for approval by the Board on the recommendation of the Human Resources and Compensation Committee no later than the March 2005 Board meeting. Performance measures will be approved by the Board on the recommendation of the Human Resources and Compensation Committee annually thereafter.

*Subject to the terms and conditions of the applicable Company plan.

                                    /s/ Myron E. Ullman, III  10/27/2004
                                    ------------------------------------------
                                    Myron E. Ullman, III

                                    /s/ Burl Osborne
                                    ------------------------------------------
                                    Burl Osborne

                                     /s/ Thomas Engibous
                                    ------------------------------------------
                                    Thomas Engibous

                                                                    Exhibit 10.2


              JCPENNEY COMPANY, INC. 2001 EQUITY COMPENSATION PLAN
                        NOTICE OF RESTRICTED STOCK AWARD

                           Name: MYRON E. ULLMAN, III

Equity Plan
-------------

The Company maintains the J. C. Penney Company, Inc. 2001 Equity Compensation Plan ("Plan"), under which the Human Resources and Compensation Committee of the Board of Directors ("Committee") may, among other things, grant stock awards covering shares of the Company's Common Stock of 50(cent) par value of J. C. Penney Company, Inc. to associates of the Company as the Committee may determine subject to terms, conditions, or restrictions relating to such awards as it may deem appropriate.

Stock Award
-------------

Under the terms of the Plan, a restricted stock award for 160,599 shares was granted to you on December 1, 2004. The shares covered by the stock award shall vest in accordance with the following schedule provided you are still actively employed on the vesting dates with no interruption of employment with the
Company:


                                              Amount of Total Restricted Stock
             Scheduled Vesting Date                    Award Vesting

                December 1, 2005                            32,120
                December 1, 2006                            32,120
                December 1, 2007                            32,120
                December 1, 2008                            32,120
                December 1, 2009                            32,119

You will be eligible to receive dividends and have voting rights on the restricted shares during the vesting period. Dividends received by you pursuant to the restricted shares will not themselves be subject to restrictions. Once the restricted stock award vests, there is no further retention period associated with the vested shares under the Plan (although other restrictions may apply - you should check with the Company's General Counsel or his/her designee prior to disposing of the vested shares).

Employment Termination
-----------------------

If your employment terminates for any reason, other than death or disability (as defined in the supplement attached hereto), prior to December 1, 2009, all unvested portions of this restricted stock award will be forfeited. If your employment terminates due to death or disability prior to December 1, 2009, the restricted stock award will immediately vest with no further restrictions under the Plan. The beneficiary listed on your J. C. Penney Company, Inc., Company-Paid Life Insurance Beneficiary Designation Form will receive the vested shares covered by the stock award in the case of termination of employment due to death.

Taxes and Withholding
-----------------------

At the time the granted shares vest, the fair market value of the shares (the average of the high and low JCPenney stock price on the NYSE multiplied by the number of vested shares) will be included in your W-2 form and the Company will be required to withhold applicable taxes on such shares. The Company may collect any withholding taxes due by requesting you send the withholding amount, by deducting the required amount from your paycheck or other payment or by retaining and canceling the number of vested shares equal to the value of the required tax withholding. Alternatively, you may choose to be taxed currently with respect to the restricted shares by making an election under Section 83(b) of the Internal Revenue Code within 30 days following the grant of restricted stock. You should consult with your personal tax advisor regarding the advisability of making such an election.

Effect on Other Benefits
-------------------------

The value of the shares covered by the stock award will not be included as compensation or earnings for purposes of any other compensation, retirement, or benefit plan offered to Company associates.

Administration
-------------------

The Committee has full authority and discretion, subject only to the terms of the Plan, to decide all matters relating to the administration and interpretation of the Plan and this award and all such Committee determinations shall be final, conclusive, and binding.

                                   Supplement

Definitions:

Disability
A termination of employment with the Company or a subsidiary by reason of disability mans the inability of an Associate Participant to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months. An Associate Participant shall be deemed to have terminated employment with the Company or a subsidiary by reason of disability if it shall be determined that such termination resulted from such Associate Participant having suffered a disability, as defined in the United States Social Security Laws (Title 42 United States Code, Section 423, or any amendment or successor statutory provision thereto).

                                                                    Exhibit 10.3


                      NOTICE OF RESTRICTED STOCK UNIT AWARD

                           Name: MYRON E. ULLMAN, III

Restricted Stock Unit Grant
------------------------------

A restricted stock unit award for 80,299 units was granted to you on December 1, 2004. Each restricted stock unit shall at all times be deemed to have a value equal to the then-current fair market value of J. C. Penney Company, Inc. Common Stock of 50(cent) par value ("Common Stock"). The restricted stock unit grant is 100% vested as of December 1, 2004. This grant is subject to all the terms, rules, and conditions of the J. C. Penney Company, Inc. 2001 Equity Compensation Plan ("Plan").

You will be eligible to be credited with a quarterly distribution of an amount equivalent to the dividend declared on Common Stock on the restricted stock units until such time as the units are converted to shares of Common Stock. Any such dividends shall be converted into a number of additional restricted stock units equal to the aggregate dividend which would have been paid with respect to the number of restricted stock units then credited to you under this grant divided by the closing price of the Company Stock on the New York Stock Exchange on the day on which such dividends are paid. Any such additional restricted stock units shall vest immediately and be treated in the same manner as the original restricted stock units.

Payment Date
----------------

Upon your employment termination, the Company will issue to you shares of Common Stock in cancellation of the restricted stock units. If your employment termination is for any reason other than voluntary separation or retirement, the restricted stock units will be payable six months from date of separation. If your employment termination is voluntary or for retirement, the restricted stock units will be payable six months after separation from service or January 1, 2008, whichever is later. The beneficiary listed on your J. C. Penney Company, Inc., Company-Paid Life Insurance Beneficiary Designation Form will receive the vested shares covered by the stock award in the case of termination of employment due to death.

Taxes and Withholding
--------------------------

At the time the Company issues to you, in cancellation of the restricted stock units, shares of Common Stock, the fair market value of the shares (the average of the high and low JCPenney stock price on the NYSE multiplied by the number of vested shares) will be included in your W-2 form and the Company will be required to withhold applicable taxes on such shares. The Company may collect any withholding taxes due by requesting you send the withholding amount, by deducting the required amount from your paycheck or other payment or by retaining and canceling the number of vested shares equal to the value of the required tax withholding.

Effect on Other Benefits
---------------------------

The value of the shares covered by the restricted stock unit grant will not be included as compensation or earnings for purposes of any other compensation, retirement, or benefit plan offered to Company associates.

Administration
---------------

The Human Resources and Compensation Committee of the Company's Board of Directors has full authority and discretion to decide all matters relating to the administration and interpretation of the Plan and this award and all such Committee determinations shall be final, conclusive, and binding.

                                                                    Exhibit 31.1

CERTIFICATION
--------------

I, Myron E. Ullman, III, Chairman and Chief Executive Officer, certify that:

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

Date:  December 7, 2004.
                                            /s/ Myron E. Ullman, III
                                            ---------------------------
                                            Myron E. Ullman, III
                                            Chairman and Chief Executive Officer
                                            J. C. Penney Company, Inc.

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

Date:  December 7, 2004.
                                            /s/ Robert B. Cavanaugh
                                            ---------------------------
                                            Robert B. Cavanaugh
                                            Executive Vice President and
                                            Chief Financial Officer
                                            J. C. Penney Company, Inc.

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending October 30, 2004 (the "Report"), I, Myron E. Ullman, III, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 7th day of December 2004.

                                            /s/ Myron E. Ullman, III
                                            -----------------------------
                                            Myron E. Ullman, III
                                            Chairman and Chief Executive Officer

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending October 30, 2004 (the "Report"), I, Robert B. Cavanaugh, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 7th day of December 2004.

                                            /s/ Robert B. Cavanaugh
                                            -----------------------------
                                            Robert B. Cavanaugh
                                            Executive Vice President and
                                            Chief Financial Officer