Form 10-K
period 2005-01-29
J C PENNEY CO INC
filed 2005-04-08
CIK 1166126

Form 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

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

     ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2004): $11,539,208,406.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 270,381,480 shares of Common Stock of 50 cents par value, as of April 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

	Documents from which portions	Parts of the Form 10-K
	are incorporated by reference	into which incorporated
1.	J. C. Penney Company, Inc.	Part I, Part II, and Part IV
2004 Annual Report to Stockholders

2.	J. C. Penney Company, Inc.	Part III
2005 Proxy Statement

3.	J. C. Penney Funding Corporation	Part I and Part IV
Form 10-K for fiscal year 2004

TABLE OF CONTENTS

PART I
1. Business
2. Properties
3. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders
PART II
5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6. Selected Financial Data
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A. Quantitative and Qualitative Disclosures About Market Risk
8. Financial Statements and Supplementary Data
9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
9A. Controls and Procedures
9B. Other Information
PART III*
10. Directors and Executive Officers of the Registrant*
11. Executive Compensation*
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*
13. Certain Relationships and Related Transactions*
14. Principal Accountant Fees and Services*
PART IV
15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Bylaws
Credit Agreement
Amendment No. 3 to Employment Agreement - V.J. Castagna
Agreement - JCP and A.I. Questrom
Agreement - K.C. Hicks
Computation of Ratios of Available Income to Combined Fixed Charges
Computation of Ratios fo Available Income to Fixed Charges
Excerpt from 2004 Annual Report to Stockholders
List of Certain Subsidiaries
Consent of Independent Registered Public Accounting Firm
Power of Attorney
Certification by CEO Pursuant to Section 302
Certification by CFO Pursuant to Section 302
Certification by CEO Pursuant to Section 906
Certification by CFO Pursuant to Section 906
Item 1 of J. C. Penny Funding Corporation Form 10-K
Excerpt from J. C. Penny Funding Corporation Form 10-K

PART I

1. Business.

     Business Overview

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

     JCPenney was founded by James Cash Penney in 1902; JCP was incorporated in Delaware in 1924 and the Company was incorporated in Delaware in January 2002. The Company has grown to be a major retailer, operating 1,017 JCPenney department stores in 49 states and Puerto Rico. In addition, the Company operates 62 Renner department stores in Brazil. The Company’s business consists of providing merchandise and services to consumers through Department Stores and Catalog/Internet. Department Stores and Catalog/Internet generally serve the same customers and have virtually the same mix of merchandise. In addition, department stores accept returns from sales initiated in department stores, catalog or via the Internet. The Company markets family apparel, jewelry, shoes, accessories and home furnishings.

     Discontinued Operations

     Direct Marketing Services

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

     Mexico Department Stores

     Effective November 30, 2003, the Company closed on the sale of its six Mexico department stores to Grupo Sanborns S.A. de C.V. of Mexico City. The stock sale transaction, which included the Mexico holding company and operating companies, comprising the Company’s Mexico department store operation, resulted in a loss of $14 million, net of a $27 million tax benefit. The loss was principally related to currency translation losses of $25 million accumulated since operations began in 1995 that were previously reflected as reductions to stockholders’ equity. Additional components of the loss included potential liability on certain real estate and merchandise and transaction costs. In 2004, the Company recognized a gain of $4 million related to additional tax benefits realized.

     Eckerd Drugstores

     On July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations for a total of approximately $4.7 billion in gross cash proceeds. The figure included a $209 million adjustment for the estimated increase in Eckerd’s working capital from January 31, 2004, to July 31, 2004. After deducting taxes, fees and other transaction costs, and estimated post-closing adjustments, the ultimate net cash proceeds from the sale are expected to total approximately $3.5 billion. The Jean Coutu Group (PJC) Inc. (Coutu) acquired Eckerd drugstores and support facilities located in 13 Northeast and Mid-Atlantic states, as well as the Eckerd Home Office located in Florida. CVS Corporation and CVS Pharmacy, Inc. (collectively, CVS) acquired Eckerd drugstores and support facilities located in the remaining southern states, principally Florida and Texas, as well as Eckerd’s pharmacy benefits management, mail order and specialty pharmacy businesses. Proceeds from the sale are being used for debt reduction and common stock repurchases, as announced on August 2, 2004, and more fully discussed in the Company’s 2004 Annual Report to Stockholders (“Capital Structure Repositioning”) (pages 35-36).

     The loss on the sale was $713 million pre-tax, or $1,433 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company’s previous drugstore acquisitions were largely tax-free transactions. Of the total after-tax loss on the sale, $1,325 million was recorded in 2003 to reflect Eckerd at its estimated fair value less costs to sell, and during 2004 the remaining $108 million was recorded to reflect revised estimates of certain post-closing adjustments and resulting sales proceeds.

     Additionally, $3.4 billion of the present value of operating lease obligations (PVOL), which was an off-balance sheet obligation under generally accepted accounting principles (GAAP), was eliminated with the transfer of these leases to the purchasers of the Eckerd drugstore operations upon the closing of the sale.

     The Company established reserves at July 31, 2004 for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant estimates relate to the estimated working capital adjustment, the costs to exit the Colorado and New Mexico markets, severance payments to former Eckerd associates, assumption of the Eckerd Pension Plan and various post-employment benefit obligations and environmental indemnifications, which are discussed below. Management reviewed and updated the reserves in the fourth quarter of 2004. While adjustments were made to individual reserves, management believes that, in total, reserves remain adequate at year-end 2004. Cash payments for the Eckerd-related reserves are separately presented in the Company’s consolidated statements of cash flows as cash paid to discontinued operations.

     Management is currently negotiating with both CVS and Coutu regarding the working capital adjustment required in the sale agreements, which could take several months to finalize. The two sale agreements provide for an arbitration process between the respective parties in the event that agreement cannot be reached regarding the proper amount of adjustment.

     As part of the Asset Purchase Agreement with CVS, it was agreed at closing that, with respect to the Colorado and New Mexico locations (CN real estate interests), any of these properties which were not disposed of would be transferred to CVS. On August 25, 2004, the Company and CVS entered into the CN Rescission Agreement, whereby the Company received a one-time payment from CVS of $21.4 million, which represented the agreed-upon limit of CVS’s liability regarding the CN real estate interests plus net proceeds from dispositions as of August 25 minus expenses borne and paid by CVS as of August 25 relating to the CN real estate interests. Effective August 25, CVS transferred to the Company all CN real estate interests not disposed of, along with corresponding third-party agreements and liabilities. The Company has engaged a third-party real estate brokerage firm and is working through disposition plans on an individual property basis.

     At the closing of the sale of Eckerd on July 31, 2004, JCP assumed sponsorship of the Eckerd Pension Plan, the Eckerd Contingent Separation Pay Programs and various other terminated non-qualified retirement plans and programs. The Company assumed all severance and post-employment health and welfare benefit obligations under various Eckerd plans, employment and other specific agreements. The Company is evaluating its options with respect to these assumed liabilities, including, but not limited to, termination of agreements, plans or programs and/or settlement of the underlying benefit obligations.

     As further discussed in the Environment subsection below, as part of the Eckerd sale agreements the Company retained responsibility to remediate environmental conditions that existed at the time of the sale.

     Both CVS and Coutu entered into agreements with the Company and the Company’s insurance provider in order to assume the obligations for general liability and workers’ compensation claims that had been transferred to the purchasers at closing. The agreement with CVS was entered into concurrent with the closing, while the agreement with Coutu was finalized in the third quarter of 2004. At closing, the Company had approximately $64 million in letters of credit pledged as collateral to its insurance provider in support of general liability and workers’ compensation claims that were transferred to Coutu as part of the Eckerd sale. Upon the finalization of the insurance assumption agreements, this amount was reduced to approximately $8.5 million. Based on a separate agreement between Coutu and the Company, Coutu will provide replacement letters of credit to the insurance company no later than September 17, 2006, which will release the Company from any further potential obligation.

     The Company is providing to the purchasers certain information systems, accounting, banking, vendor contracting, tax and other transition services as set forth in the Company’s Transition Services Agreements (Transition Agreements) with CVS and Coutu for a period of 12 months from the closing date, unless terminated earlier by the purchasers. One Transition Agreement with Pharmacare Management Services, Inc., a subsidiary of CVS, involves the provision of information and data management services for a period of up to 15 months from the closing date. Under the Transition Agreements, the Company will receive monthly service fees, which are designed to recover the estimated costs of providing the specified services. To the extent actual costs to provide such services exceed the estimates, any additional costs incurred are reflected in discontinued operations.

     Discontinued operations in the consolidated statements of operations reflect Eckerd’s operating results for all periods presented, including allocated interest expense. Interest expense was allocated to the discontinued operation based on Eckerd’s outstanding balance on its intercompany loan payable to JCPenney, which accrued interest at JCPenney’s weighted average interest rate on its net debt (long-term debt net of short-term investments) calculated on a monthly basis.

     Competition and Seasonality

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

     Incorporation by Reference; Website Availability

     Information contained in the Company’s 2004 Annual Report to Stockholders regarding certain aspects of the business of the Company included under the captions of “Discontinued Operations” (pages 33 to 35), and which appears in the section entitled “Notes to the Consolidated Financial Statements”, and “Five-Year Financial and Operations Summary (Unaudited)” (page 49), all as set forth in the

Company’s 2004 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 1 of Form 10-K.

     In addition, information about J. C. Penney Funding Corporation, a wholly-owned consolidated subsidiary of JCP, which appears in Item 1 of its separate Annual Report on Form 10-K for the fiscal year ended January 29, 2005, is incorporated herein by reference and filed hereto as Exhibit 99(a) in response to Item 1 of Form 10-K.

     The Company’s Annual Reports on Form 10-K (since April 13, 1994), quarterly reports on 10-Q (since June 10, 1994), current reports on Form 8-K (since June 22, 1994) and all related amendments are available free of charge by accessing the Company’s website at www.jcpenney.net.

     Suppliers

     The Company purchases its merchandise from approximately 2,776 domestic and foreign suppliers, many of which have done business with the Company for many years. In addition to its Plano, Texas Home Office, the Company, through its international purchasing subsidiary, maintained buying offices in fourteen foreign countries and quality assurance inspection offices in an additional ten foreign countries as of January 29, 2005.

     Employment

     The Company and its consolidated subsidiaries employed approximately 151,000 persons as of January 29, 2005.

     Environment

     Environmental protection requirements did not have a material effect upon the Company’s operations during fiscal 2004. While management believes it unlikely, it is possible that compliance with such requirements will lengthen lead-time in expansion plans and increase construction, and, therefore, operating costs due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

     As part of the Eckerd sale agreements discussed above, the Company retained responsibility to remediate environmental conditions that existed at the time of the sale. Certain properties, principally distribution centers, were identified as having such conditions at the time of sale. Preliminary cost estimates have been established by management, in consultation with an environmental engineering firm, for specifically identified properties, as well as a certain percentage of the remaining properties, considering such factors as age, location and prior use of the properties. Further studies are underway to develop remediation plans and refine cost estimates.

2. Properties.

     At January 29, 2005, the Company operated 1,079 retail stores, comprised of 1,017 JCPenney department stores throughout the United

States and Puerto Rico, and 62 Renner department stores in Brazil, of which 217 JCPenney and three Renner department stores were owned. The Company also owned and operated four catalog fulfillment centers. The Company operated thirteen store support centers, and owned and operated three regional warehouses. The Company owned its Home Office facility and Renner’s corporate headquarters in Porto Allegre, Brazil. In addition, the Company owned as part of its Home Office approximately 240 acres of property in Plano, Texas, adjacent to the facility. Information relating to certain of the Company’s facilities included under the caption “Five-Year Financial and Operations Summary (Unaudited)” (page 49) of the Company’s 2004 Annual Report to Stockholders, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 2 of Form 10-K.

3. Legal Proceedings.

     Gayle G. Pitts, et al v. J. C. Penney Direct Marketing Services, Inc., (“DMS”), AEGON Direct Marketing Services, Inc., and J. C. Penney Life Insurance Company n/k/a Stonebridge Insurance Company, No. 01-03395-F, in the 214th Judicial District Court of Nueces County, Texas; and Appellant(s): Stonebridge Life Insurance Company f/k/a J. C. Penney Life Insurance Company; J. C. Penney Direct Marketing Services, Inc., J. C. Penney Life Insurance Company n/k/a Stonebridge Insurance Company(“JCPenney Life”), and AEGON Direct Marketing Services, Inc. v. Gayle G. Pitts, et al, No. 13-05-131-CV, in the Court of Appeals for the Thirteenth District of Texas.

     This is a class action lawsuit (“the Lawsuit”) filed against the above named defendants. It involves the sale of J. C. Penney Life Insurance accidental death and dismemberment (“ADD”) insurance over the telephone. The named plaintiffs allege that they did not give permission to defendants to charge their credit cards for ADD insurance premiums. They allege that the scripted questions asked during the telephone sales presentation are inadequate to obtain permission to charge the customer’s credit card, primarily because the customer is not told that the insurance company already has his or her credit card number.

     The Lawsuit originally also included as defendants J. C. Penney Company, Inc., and J. C. Penney International Insurance Group, Inc. The plaintiffs have since dismissed these parties.

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

     The assets of DMS, including the stock of JCPenney Life, were sold to Commonwealth General Corporation (“Commonwealth”), a domestic subsidiary of AEGON, N. V., pursuant to a Stock Purchase Agreement (the “Agreement”) dated as of March 7, 2001, among Commonwealth as

Purchaser, DMS as Seller, and JCP as Parent corporation of DMS. Thus, as a matter of law, all of the liabilities of JCPenney Life stayed with that company after the sale. Commonwealth is currently providing defense to DMS.

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

     In September 2002, the trial court certified the Lawsuit as a national class action. On July 15, 2004, the Court of Appeals for the Thirteenth District of Texas reversed the certification order and remanded the case to the trial court. Plaintiffs filed a second supplemental motion for Class Certification, this time seeking a Texas class only. On January 31, 2005, the trial court granted the motion, certifying a Texas class. Defendants have filed a motion to appeal that order with the Court of Appeals for the Thirteenth District of Texas. The Severed Lawsuit was originally pled as a class action, but the plaintiffs amended their petition and now assert only individual claims.

     On February 3, 2005, Vicente Balderaz filed a complaint in the First Judicial District, State of New Mexico, County of Santa Fe (No. D-0101-CV2005-00249) (“the New Mexico Lawsuit”) against the same defendants as the Lawsuit and asserting essentially the same claims. The New Mexico Lawsuit seeks certification of a nation-wide class.

     The Company denies the allegations against its current and former subsidiaries in the Lawsuit, the Severed Lawsuit, and the New Mexico Lawsuit and, along with the other defendants, is vigorously defending the cases and opposing class certification. Although it is too early to predict the outcome of the Lawsuit, the Severed Lawsuit, and the New Mexico Lawsuit, management is of the opinion that they should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 2004.

Executive Officers of the Registrant

     The following is a list, as of April 1, 2005, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP. References to JCPenney positions held during fiscal years 2001 and earlier (prior to the creation of the holding company) are for JCP. There is no family relationship between any of the named persons.

	Offices and other positions
Name	held with the Company	Age
Myron E. Ullman, III	Chairman of the Board and Chief Executive Officer	58
Joanne L. Bober	Senior Vice President, General Counsel and Secretary	52
Robert B. Cavanaugh	Executive Vice President and Chief Financial Officer	52
Gary L. Davis	Executive Vice President, Chief Human Resources and Administration Officer	61
Kenneth C. Hicks	President and Chief Merchandising Officer	52
Stephen F. Raish	Executive Vice President and Chief Information Officer	53

     Mr. Ullman was elected Chairman of the Board of Directors and Chief Executive Officer of the Company effective December 1, 2004. He was Directeur General, Group Managing Director, LVMH Moet Hennessy Louis Vuitton (luxury goods manufacturer/retailer) from 1999 to 2002. He was President of LVMH Selective Retail Group from 1998 to 1999. From 1995 to 1998 he was Chairman of the Board and Chief Executive Officer, DFS Group Ltd. From 1992 to 1995 he was Chairman of the Board and Chief Executive Officer of R. H. Macy & Company. He has served as Chairman of the Board of Mercy Ships International since 2004. He has served as a director of the Company, and a director of JCP, since December 2004.

     Ms. Bober was elected Senior Vice President, General Counsel and Secretary of the Company effective February 1, 2005. She served as Senior Vice President and General Counsel of The Chubb Corporation from 1999-2005.

     Mr. Cavanaugh was elected Executive Vice President and Chief Financial Officer of the Company effective in 2001. He served as Senior Vice President and Chief Financial Officer of Eckerd Corporation, a former subsidiary of the Company, from 1999 through January 1, 2001. From 1996 to 1999, he served as Vice President and Treasurer of the Company. He has served as a director of JCP since 2002.

     Mr. Davis was elected Executive Vice President, Chief Human Resources and Administration Officer in 1998 and served as Senior Vice President, Director of Human Resources and Administration from 1997 to 1998. From 1996 to 1997, he served as Senior Vice President and Director of Personnel and Administration. He was elected President of the Northwestern Region in 1992 and served in that capacity until 1996.

     Mr. Hicks was elected President and Chief Merchandising Officer of the Company effective January 1, 2005. He served as President and Chief Operating Officer of Stores and Merchandise Operations from July through December 2004. He has served as a director, and President and Chief Merchandising Officer of JCP since January 2005. He served as President and Chief Operating Officer of Stores and Merchandise Operations of JCP from July 2002 to December 2004. From 1999 to 2002 he served as President of Payless ShoeSource, Inc.

     Mr. Raish was elected Executive Vice President and Chief Information Officer of the Company effective January 2, 2001. In 1999 he was named President of the Accelerating Change Together (ACT) initiative, the Company’s centralized merchandising process in department stores and catalog, and in 1998 he served as President, Home and Leisure Division. He served as Divisional Vice President in 1997, and as Director of Coordination, JCPenney Stores, in 1996.

PART II

5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Company’s Common Stock is traded principally on the New York Stock Exchange, as well as on other exchanges in the United States. In addition, the Company has authorized 25 million shares of Preferred Stock, of which no shares of Series B ESOP Convertible Preferred Stock (“ESOP Stock”) were issued and outstanding at January 29, 2005. Additional information relating to the Common Stock and Preferred Stock, including ESOP Stock (which has been redeemed, as referenced below), of the Company is included under the captions “Consolidated Statements of Stockholders’ Equity” (page 27), “Capital Stock” (page 39), “Common Stock Repurchases” (page 36), “Quarterly Data (Unaudited)” (page 48), and “Series B Convertible Preferred Stock Redemption” (page 36) which appear in the Company’s 2004 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 5 of Form 10-K.

     The Company currently is executing a common stock repurchase program of up to $3.0 billion, including the repurchase of up to $650 million of common stock that had been contingent upon the now completed conversion of JCP’s 5.0% Convertible Subordinated Notes Due 2008. Share repurchases have been and will continue to be made in open-market transactions, subject to market conditions, legal requirements and other factors. The Company repurchased and retired 50.1 million shares of common stock during 2004 at a cost of approximately $2.0 billion. This represents approximately two-thirds of the total planned common stock repurchases under the 2004 program. As of January 29, 2005, approximately $1.0 billion remained authorized for share repurchases.

Maximum
Dollar
Value of
			Cumulative	Shares
			Number of	that May
			Shares	Yet Be
			Purchased	Purchased
		Average	as Part of	Under the
	Total	Price	Publicly	Plans or
	Number of	Paid	Announced	Programs
	Shares	Per	Plans or	(in
Period	Purchased	Share	Programs (1)	millions)
November 1, 2004-
December 4, 2004	5,734,900	$39.98	33,351,800	$1,731

Maximum
Dollar
Value of
			Cumulative	Shares
			Number of	that May
			Shares	Yet Be
			Purchased	Purchased
		Average	as Part of	Under the
	Total	Price	Publicly	Plans or
	Number of	Paid	Announced	Programs
	Shares	Per	Plans or	(in
Period	Purchased	Share	Programs (1)	millions)
December 5, 2004-
January 1, 2005	9,532,200	$40.09	42,884,000	$1,349

January 2, 2005-
January 29,2005	7,208,500	$41.80	50,092,500	$1,048

Total	22,475,600		50,092,500

(1) In 2004, the Company’s Board of Directors approved a common stock repurchase program of up to $3.0 billion for common stock repurchases (not to exceed 133 million shares), including up to $650 million that had been contingent upon the conversion of the Company’s 5.0% Convertible Subordinated Notes Due 2008, which occurred from October 26, 2004, through November 16, 2004. The repurchase program, which the Company announced on August 2, 2004, has no expiration date, but is expected to be completed by the end of the second quarter of fiscal 2005.

On March 18, 2005, the Company’s Board of Directors approved a new common stock repurchase program consisting of $750 million of common stock repurchases (not to exceed 25 million shares). These share repurchases are expected to be completed by the end of the fiscal year. Share repurchases will continue to be made periodically in open-market transactions, subject to market conditions, legal requirements and other factors.

6. Selected Financial Data.

     Information for fiscal years 2000-2004 included in the “Five-Year Financial and Operations Summary (Unaudited)” on page 49 of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 6 of Form 10-K.

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The discussion and analysis included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appears in the Company’s 2004 Annual Report to Stockholders, beginning on page 6 thereof, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7 of Form 10-K.

Forward-Looking Statements.

     This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company’s current view of future events and financial performance. The words expect, plan, anticipate, believe, intent, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to the risks and uncertainties set forth on pages 15-18 in the Company’s 2004 Annual Report to Stockholders, competition, consumer demand, seasonality, economic conditions, including gasoline prices, changes in management, retail industry consolidations, acts of terrorism or war and government activity. In addition, the

Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, which are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the impact of such factors that could cause actual results to differ materially from predicted results. The Company intends the forward-looking statements in this Annual Report on Form 10-K to speak only at the time of its release and does not undertake to update or revise these projections as more information becomes available.

7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company maintains a majority of its cash and short-term investments in financial instruments with original maturities of three months or less. Such investments are subject to interest rate risk and may have a small decline in value if interest rates increase. Since the financial instruments are of short duration, a change of 100 basis points in interest rates would not have a material effect on the Company’s financial condition.

     The Company’s outstanding long-term debt as of January 29, 2005, is at fixed interest rates and would not be affected by interest rate changes. Future borrowings under the Company’s multi-year revolving credit facility, to the extent that fluctuating rate loans were used, would be affected by interest rate changes. As of January 29, 2005, no cash borrowings were outstanding under the facility, and approximately $153 million in letters of credit were supported by this facility. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

     See the discussion and analysis under “Fair Value of Financial Instruments” and “Short-Term Debt” which appear in the Company’s 2004 Annual Report to Stockholders on pages 37-38, and which are incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7A of Form 10-K.

8. Financial Statements and Supplementary Data.

     The Consolidated Balance Sheets of J. C. Penney Company, Inc. and subsidiaries as of January 29, 2005, and January 31, 2004, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended January 29, 2005, appearing on pages 25 through 28 of the Company’s 2004 Annual Report to Stockholders, together with the Reports of Independent Registered Public Accounting Firm of KPMG LLP, independent certified public accountants, appearing on page 24 of the Company’s 2004 Annual Report to Stockholders, the Notes to the Consolidated Financial Statements on pages 29 through 47, and the quarterly financial highlights (“Quarterly Data (Unaudited)”) appearing on page 48 thereof, are incorporated by reference and filed hereto as Exhibit 13 in response to Item 8 of Form 10-K.

9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

9A. Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

     The management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on its assessment, the management of the Company believes that, as of January 29, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

     KPMG LLP, the registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This attestation report appears on page 24 of the Company’s 2004 Annual Report to Stockholders.

     There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended January 29, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

9B. Other Information.

      On April 7, 2005, J.C. Penney Company, Inc., JCP, and J.C. Penney Purchasing Corporation entered into a five-year $1.2 billion revolving credit facility (“2005 Credit Facility”) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Facility replaces the Company’s existing $1.5 billion credit facility that was schedule to expire in May 2005. The 2005 Credit Facility is unsecured, and all collateral securing the existing $1.5 billion credit facility has been released. The 2005 Credit Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the 2005 Credit Facility is tiered based on JCP’s senior unsecured long-term debt for borrowed money ratings by

Moody’s and Standard & Poor’s. Obligations under the 2005 Credit Facility are guaranteed by J.C. Penney Company, Inc. The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a maximum ratio of total funded debt to Consolidated EBITDA (as defined in the 2005 Credit Facility), as measured on a trailing of four-quarters basis, of no more than 3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a minimum ratio of Consolidated EBITDA (as defined in the 2005 Credit Facility) plus consolidated rent expense to consolidated interest expense plus consolidated rent expense of at least 3.2 to 1.0.

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

A copy of the Company’s Corporate Governance Guidelines, and copies of the Company’s Audit, Compensation and Nominating Committee Charters are also available on the Company’s website at www.jcpenney.net. Copies of these will likewise be provided without charge upon request made to the address or telephone number set forth above.

11. Executive Compensation.*

12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .*

Equity Compensation Plan(s) Information

The following table shows the number of options and other awards outstanding under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan as of January 29, 2005, as well as the number of shares remaining available for grant under the Plan. Also listed is the number of shares issued outside of a security holder approved plan.

				Number of securities remaining
	Number of securities to		Weighted-average	available for future issuance
	be issued upon exercise		exercise price of	under equity compensation plans
	of outstanding options,		outstanding options,	(excluding securities reflected
Plan Category	warrants and rights		warrants and rights	in column (a))
Equity compensation plans approved by security holders	13,181,000	(1)	$34	5,700,000
Equity compensation plans not approved by security holders (2)	650,000		$16	—

Total	13,831,000		$33	5,700,000	(3)

(1)	Does not include 80,299 restricted stock units awarded to Chairman of the Board and Chief Executive Officer Myron E. Ullman, III. This is discussed further in the Company’s 2005 Proxy Statement (“CEO Compensation”) (page 13).

(2)	The J. C. Penney Company, Inc. 2000 New Associate Equity Plan (the “2000 Plan”) was adopted by the Company’s Board of Directors in July 2000, as a limited plan designed to create an equity pool to be issued to non-associates as an inducement to their entering into employment contracts with the Company. A total of 5,500,000 shares were authorized for issuance under the 2000 Plan; only one option issuance, of options to purchase 3,500,000 shares, was made pursuant to the 2000 Plan. The 2000 Plan was in effect from September 12, 2000, until June 1, 2001, when the J. C. Penney Company, Inc. 2001 Equity Compensation Plan, which received stockholder approval, took effect. Pursuant to the 2000 Plan, options for 650,000 shares remained as issued, outstanding and unexpired as of January 31, 2005. These options were exercised in February 2005.

(3)	As of March 21, 2005, the record date, the number of shares remaining available was approximately 2,800,000, reflecting the awards that were made as of February 28, 2005. It is also expected that this amount will be decreased further by the number of shares to be awarded to the directors as part of their annual fees following the Annual Meeting of Stockholders. This is discussed further in the Company’s 2005 Proxy Statement (“Directors’ Fees”, page 11).

13. Certain Relationships and Related Transactions.*

14. Principal Accountant Fees and Services.*

     * Pursuant to General Instruction G to Form 10-K, the information called for by Items 10 (to the extent not set forth in Part I hereof, or otherwise in Item 10 above), 11, 12 (with the exception of Company equity compensation plan information which is described in Item 12 above), 13 and 14 is incorporated by reference to the Company’s 2005 Proxy Statement, the final copy of which the

Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 7, 2005.

PART IV

15. Exhibits and Financial Statement Schedules.

     (a) 1. All Financial Statements. See Part II, Item 8 of this Annual Report on Form 10-K for financial statements incorporated by reference to the Company’s 2004 Annual Report to Stockholders.

     (a) 2. Financial Statement Schedule. Schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related financial information included in the Company’s 2004 Annual Report to Stockholders incorporated herein by reference and filed hereto as Exhibit 13.

     Separate financial statements are filed for J. C. Penney Funding Corporation, a wholly-owned consolidated subsidiary of JCP, in its separate Annual Report on Form 10-K for the 52 weeks ended January 29, 2005, which financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are incorporated herein by reference and filed hereto as Exhibit 99(b).

     (a) 3. Exhibits. See separate Exhibit Index on pages i through x.

     (b) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form is filed as part of the separate Exhibit Index on pages iv through ix and specifically identified as such beginning on page iv.

     (c) Other Financial Statement Schedules.     None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. C. PENNEY COMPANY, INC. (Registrant)

	By:	/s/ R. B. Cavanaugh
R. B. Cavanaugh
Dated: April 8, 2005		Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

M. E. Ullman, III* M. E. Ullman, III	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	April 8, 2005

/s/ R. B. Cavanaugh R. B. Cavanaugh	Executive Vice President and Chief Financial Officer (principal financial officer)	April 8, 2005

W. J. Alcorn* W. J. Alcorn	Senior Vice President and Controller (principal accounting officer)	April 8, 2005

C. C. Barrett* C. C. Barrett	Director	April 8, 2005

M. A. Burns* M. A. Burns	Director	April 8, 2005

M. K. Clark* M. K. Clark	Director	April 8, 2005

T. J. Engibous* T. J. Engibous	Director	April 8, 2005

K. B. Foster* K. B. Foster	Director	April 8, 2005

V. E. Jordan, Jr.* V. E. Jordan, Jr.	Director	April 8, 2005

B. Osborne* B. Osborne	Director	April 8, 2005

L. H. Roberts* L. H. Roberts	Director	April 8, 2005

R. G. Turner* R. G. Turner	Director	April 8, 2005

*By:/s/ R. B. Cavanaugh
R. B. Cavanaugh
Attorney-in-fact

EXHIBIT INDEX

     Exhibit

2.	(i)	Plan of Acquisition, reorganization, arrangement, liquidation or succession Agreement and Plan of Merger dated as of January 23, 2002, between JCP and Company (incorporated by reference to Exhibit 2 to Company’s Form 8-K dated January 27, 2002, SEC File No. 001-15274).

3.	(i)	Articles of Incorporation Restated Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3(i) to Company’s Form 8-K dated January 27, 2002, SEC File No. 001-15274).

(ii)	Bylaws Bylaws of Company, as amended to February 16, 2005.

4. Instruments defining the rights of security holders, including indentures

(a)	Indenture, dated as of October 1, 1982, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(a) to Company’s Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

(b)	First Supplemental Indenture, dated as of March 15, 1983, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)(incorporated by reference to Exhibit 4(b) to Company’s Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

(c)	Second Supplemental Indenture, dated as of May 1, 1984, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(c) to Company’s Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

(d)	Third Supplemental Indenture, dated as of March 7, 1986, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(d) to Company’s Registration Statement on Form S-3, SEC File No. 33-3882).

(e)	Fourth Supplemental Indenture, dated as of June 7, 1991, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(e) to Registrant’s Registration Statement on Form S-3, SEC File No. 33-41186).

i

(f)	Indenture, dated as of April 1, 1994, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(a) to Company’s Registration Statement on Form S-3, SEC File No. 33-53275).

(g)	Guaranty dated as of February 17, 1997, executed by JCP, (incorporated by reference to Exhibit 4(c) to J. C. Penney Funding Corporation’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

(h)	Rights Agreement, dated as of January 23, 2002, by and between Company and Mellon Investor Services LLC as Rights Agent (incorporated by reference to Exhibit 4 to Company’s Form 8-K dated January 27, 2002, SEC File No. 001-15274).

(i)	Fifth Supplemental Indenture, dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of October 1, 1982 (incorporated by reference to Exhibit 4(o) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(j)	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994 (incorporated by reference to Exhibit 4(p) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(k)	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and The Bank of New York, Trustee to Indenture dated as of October 15, 2001 (incorporated by reference to Exhibit 4(a)(ii) to Company’s Registration Statement on Form S-3, SEC File No. 333-74122).

(l)	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and JPMorgan Chase Bank, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of May 1, 1981 (incorporated by reference to Exhibit 4(r) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(m)	Registration Rights Agreement for Convertible Subordinated Notes dated October 15, 2001, between JCP and Initial Purchasers (incorporated by reference to Exhibit 4(s) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(n)	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Institution) to Indenture dated as of April 1, 1994 (incorporated by reference to Exhibit 4 to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(o)	Credit Agreement dated as of April 7, 2005, among the Company, JCP, J.C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Wachovia Bank, National Association, as Letter of Credit Agent.

Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10 percent of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

10.	Material contracts

(i)	Other than Compensatory Plans or Arrangements

(a)	Loan Agreement dated as of January 28, 1986 between JCP and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 4 to Company’s Form 8-K dated January 28, 1986*).

(b)	Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between JCP and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 1 to Company’s Form 8-K dated December 31, 1986*).

(c)	Amendment No. 2 to Loan Agreement dated as of January 28, 1986 between JCP and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 10(i)(e) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

(d)	Agreement dated as of September 30, 2000, between JCP and J. E. Oesterreicher (incorporated by reference to Exhibit 10(c) to Company’s Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 28, 2000*).

(e)	Asset Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., Eckerd Fleet, Inc., CVS Pharmacy, Inc. and CVS Corporation (incorporated by reference to Exhibit 10(i)(ah) to Company’s Annual Report on Form 10-K for the 53 week period ended January 31, 2004, SEC File No. 1-15274).

(f)	Stock Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., TDI Consolidated Corporation, and The Jean Coutu Group (PJC) Inc (incorporated by reference to Exhibit 10(i)(f) to Company’s Annual Report on Form 10-K for the 53 week period ended January 31, 2004, SEC File No. 1-15274).

(g)	Amendment and Waiver No. 1 to Asset Purchase Agreement dated as of July 30, 2004, among CVS Pharmacy, Inc., CVS Corporation, J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., and Eckerd Fleet, Inc. (incorporated by reference to Exhibit 10.1 to Company’s Form 10-Q for the 13 and 26 week period ended July 31, 2004, SEC File No. 1-15274).

(h)	First Amendment to Stock Purchase Agreement dated as of July 30, 2004, among The Jean Coutu Group (PJC) Inc., J. C. Penney Company, Inc., and TDI Consolidated Corporation (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q for the 13 and 26 week period ended July 31, 2004, SEC File No. 1-15274).

(i)	CN Rescission Agreement dated as of August 25, 2004, among CVS Corporation, CVS Pharmacy, Inc., certain CVS affiliates, and J.C. Penney Company, Inc. (incorporated by reference to Exhibit 10.3 to Company’s Form 10-Q for the 13 and 26 week period ended July 31, 2004, SEC File No. 1-15274).

(ii)	Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 15 (c) of this Report

(a)	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan (incorporated by reference to Exhibit 10(k) to Company’s Annual Report on Form 10-K for the 52 week period ended January 28, 1989*).

(b)	J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit A to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 19, 1989*).

(c)	February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit 10(ii)(k) to Company’s Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

(d)	February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(k) to Company’s Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

(e)	J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit A to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993*).

(f)	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit 10(ii)(l) to Company’s Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

(g)	November 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(n) to Company’s Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

(h)	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan (incorporated by reference to Exhibit B to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993*).

(i)	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan (incorporated by reference to Exhibit 10(ii)(m) to Company’s Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

(j)	J. C. Penney Company, Inc. Deferred Compensation Plan as amended through July 14, 1993 (incorporated by reference to Exhibit 10(a) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 31, 1993*).

(k)	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended effective April 9, 1997 (incorporated by reference to Exhibit 10(a) to Company’s Quarterly Report on Form 10-Q for the 13 week period ended April 26, 1997*).

(l)	Directors’ Charitable Award Program (incorporated by reference to Exhibit 10(r) to Company’s Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

(m)	Form of Indemnification Trust Agreement between Company and The Chase Manhattan Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended (incorporated by reference to Exhibit 1 to Exhibit B to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1987*).

(n)	J. C. Penney Company, Inc. 1997 Equity Compensation Plan (incorporated by reference to Exhibit A to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 16, 1997*).

(o)	Employment Agreement dated as of August 1, 1999 between the Company and V. J. Castagna (incorporated by reference to Exhibit 10(b) to Company’s Quarterly Report on Form 10-Q for 13 and 39 weeks ended October 30, 1999*).

(p)	Employment Agreement dated as of July 21, 2000 between the Company and A. I. Questrom (incorporated by reference to Exhibit 10 to Company’s Form 8-K dated July 21, 2000*).

(q)	J. C. Penney Company, Inc. 2000 New Associate Equity Plan (incorporated by reference to Exhibit 10(a) to Company’s Quarterly Report on Form 10-Q for the 13 week period ended April 28, 2000*).

(r)	Employment Agreement dated as of September 25, 2000 between the Company and J. W. Harris (incorporated by reference to Exhibit 10(b) to Company’s Quarterly Report on Form 10-Q for the 13 and 39 week periods ended April 28, 2001*).

  v

(s)	Amendment No. 1, dated as of May 19, 2000, to the Employment Agreement dated as of August 1, 1999, between JCP and V. J. Castagna (incorporated by reference to Exhibit 10(ii)(av) to Company’s Annual Report on Form 10-K for the 52 week period ended January 27, 2001*).

(t)	J. C. Penney Company, Inc. 2001 Equity Compensation Plan (incorporated by reference to Exhibit B to Company’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 18, 2001*).

(u)	J. C. Penney Corporation, Inc. 1999 Separation Allowance Program for Profit-Sharing Management Associates, effective July 14, 1999, as amended through January 25, 2002 (incorporated by reference to Exhibit 10(ii)(w) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(v)	J. C. Penney Corporation, Inc. Mirror Savings Plans I, II and III, as amended through January 27, 2002 (incorporated by reference to Exhibit 10(ii)(aa) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(w)	Form of Indemnification Agreement between Company, J. C. Penney Corporation, Inc. and individual Indemnities, as amended through January 27, 2002 (incorporated by reference to Exhibit 10(ii)(ab) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 26, 2002, SEC File No. 1-15274).

(x)	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended through May 31, 2002 (incorporated by reference to Exhibit 10(c) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(y)	JCP Management Incentive Compensation Plan, as amended through June 1, 2002 (incorporated by reference to Exhibit 10(e) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(z)	JCP Mirror Savings Plans I, II and III, as amended through June 1, 2002 (incorporated by reference to Exhibit 10(f) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(aa)	Employment Agreement dated as of June 1, 2002, between JCP and R. B. Cavanaugh (incorporated by reference to Exhibit 10(g) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(ab)	Employment Agreement dated as of June 1, 2002, between JCP and S.F. Raish (incorporated by reference to Exhibit 10(h) to Company’s Quarterly Report on Form 10-Q for the 13 and 26 week period ended July 26, 2002, SEC File No. 1-15274).

(ac)	J. C. Penney Company, Inc. Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as restated effective

January 1, 2003 (incorporated by reference to Exhibit 10 (ii)(an) to Company’s Annual Report on Form 10-K for the 52 weeks ended January 27, 2003, SEC File No. 1-15274).

(ad)	JCP Benefit Restoration Plan as amended through December 10, 2003, and February 16, 2004 (incorporated by reference to Exhibit 10 (ii) (ah) to Company’s Annual Report on Form 10-K for the 53 weeks ended January 31, 2004, SEC File No. 1-15274).

(ae)	JCP Supplemental Retirement Program for Management Profit-Sharing Associates as amended through December 10, 2003, and February 16, 2004 (incorporated by reference to Exhibit 10 (ii)(ai) to Company’s Annual Report on Form 10-K for the 53 weeks ended January 31, 2004, SEC File No. 1-15274).

(af)	J. C. Penney Corporation, Inc. 1989 Management Incentive Compensation Program, as amended through March 19, 2004 (incorporated by reference to Exhibit 10 (ii)(aj) to Company’s Annual Report on Form 10-K for the 53 weeks ended January 31, 2004, SEC File No. 1-15274).

(ag)	Amendment No. 2, dated effective July 15, 2004, to the Employment Agreement dated as of August 1, 1999, between the Company and V. J. Castagna, incorporated by reference to Exhibit 10.4 to Company’s Form 10-Q for the 13 and 26 week period ended July 31, 2004, SEC File No. 1-15274).

(ah)	Employment Agreement dated as of May 1, 2005, between JCP and R.B. Cavanaugh (incorporated by reference to Exhibit 10.5 to Company’s Form 10-Q for the 13 and 26 week period ended July 31, 2004, SEC File No. 1-15274).

(ai)	Employment Agreement dated as of May 1, 2005, between JCP and S. F. Raish (incorporated by reference to Exhibit 10.6 to Company’s Form 10-Q for the 13 and 26 week period ended July 31, 2004, SEC File No. 1-15274).

(aj)	Term Sheet dated as of October 27, 2004, between the Company and M. E. Ullman, III incorporated by reference to Exhibit 10.1 to Company’s Form 10-Q for the 13 and 39 week period ended October 30, 2004, SEC File No. 1-15274).

(ak)	Letter Agreement dated as of March 18, 2005, between the Company and M. E. Ullman, III (incorporated by reference to Exhibit 10.1 to Company’s Form 8-K dated March 18, 2005, SEC File No. 1- 15274).

(al)	Notice of Restricted Stock Award to M. E. Ullman, III, dated as of December 1, 2004, (incorporated by reference to Exhibit 10.2 to Company’s Form 10-Q for the 13 and 39 week period ended October 30, 2004, SEC File No. 1-15274).

(am)	Notice of Restricted Stock Unit Award to M. E. Ullman, III, dated as of December 2004, (incorporated by reference to Exhibit 10.3 to Company’s Form 10-Q for the 13 and 39 week period ended October 30, 2004, SEC File No. 1-15274).

(an)	Amendment No. 3, dated as of November 9, 2004, to the Employment Agreement dated as of August 1, 1999, between the Company and V. J. Castagna.

(ao)	Agreement, dated as of December 22, 2004, among the Company, JCP and A. I. Questrom.

(ap)	Form of Notice of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to Company’s Form 8-K dated February 15, 2005, SEC File No. 1-15274).

(aq)	Form of Notice of Restricted Stock Award (incorporated by reference to Exhibit 10.2 to Company’s Form 8-K dated February 15, 2005, SEC File No. 1-15274).

(ar)	Form of Grant of Stock Option(s), Special Stock Option Grant (incorporated by reference to Exhibit 10.3 to Company’s Form 8-K dated February 15, 2005, SEC File No. 1-15274).

(as)	Form of Director’s election to receive annual all/portion of annual cash retainer in J. C. Penney Company, Inc. (incorporated by reference to Exhibit 10.4 to Company’s Form 8-K dated February 15, 2005, SEC File No. 1-15274).

(at)	Form of Notice of Restricted Stock Award – Non-Associate Director Annual Grant (incorporated by reference to Exhibit 10.5 to Company’s Form 8-K dated February 15, 2005, SEC File No. 1-15274).

(au)	Form of Notice of Election to Defer (incorporated by reference to Exhibit 10.6 to Company’s Form 8-K dated February 15, 2005, SEC File No. 1-15274).

(av)	Form of Notice of Change in the Amount of Fees Deferred (incorporated by reference to Exhibit 10.7 to Company’s Form 8-K dated February 15, 2005, SEC File No. 1-15274).

(aw)	Form of Notice of Change of Factor for Deferral Account (incorporated by reference to Exhibit 10.8 to Company’s Form 8-K dated February 15, 2005, SEC File No. 1-15274).

(ax)	Form of Notice of Termination of Election to Defer (incorporated by reference to Exhibit 10.9 to Company’s Form 8-K dated February 15, 2005, SEC File No. 1-15274).

(ay)	Agreement dated as of February 16, 2005, between the Company and K. C. Hicks.

*       SEC file number 1-777

11.	Statement regarding computation of per share earnings

     See presentation of earnings per share on page 25 in the Consolidated Statements of Operations, and calculation of earnings per share from continuing operations in Note 4 to the Consolidated Financial Statements on page 36, in the Company’s 2004 Annual Report to Stockholders.

12.	Statement regarding computation of ratios

(a)	Computation of Ratios of Available Income to Combined Fixed Charges and Preferred Stock Dividend Requirement.

(b)	Computation of Ratios of Available Income to Fixed Charges.

13.	Annual report to security holders

Excerpt from Company’s 2004 Annual Report to Stockholders.

21.	Subsidiaries of the registrant

List of certain subsidiaries of J. C. Penney Company, Inc. as of April 1, 2005.

23.	Consent of Independent Registered Public Accounting Firm

24.	Power of Attorney

31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.	Additional Exhibits

(a)	Item 1 of J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 29, 2005 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 29, 2005, filed concurrently herewith, SEC File No. 1-4947-1).

(b)	Excerpt from J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 29, 2005 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 29, 2005, filed concurrently herewith, SEC File No. 1-4947-1).