Form 10-Q
period 2005-04-30
J C PENNEY CO INC
filed 2005-06-08
CIK 1166126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005     Commission file number 1-15274

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

263,293,480 shares of Common Stock of 50 cents par value, as of June 7, 2005.

                      INDEX

                                                                           Page
                                                                         -------

Part I               Financial Information
   Item 1.           Unaudited Financial Statements

                     Consolidated Statements of Operations                    1

                     Consolidated Balance Sheets                              2

                     Consolidated Statements of Cash Flows                    4

                     Notes to the Unaudited Interim Consolidated
                     Financial Statements                                     5

   Item 2.           Management's Discussion and Analysis of Financial        19
                     Condition and Results of Operations

   Item 3.           Quantitative and Qualitative Disclosures about           31
                     Market Risk

   Item 4.           Controls and Procedures                                  31

Part II              Other Information

   Item 1.           Legal Proceedings                                        32

   Item 2.           Unregistered Sales of Equity Securities                  32
                     and Use of Proceeds

   Item 6.           Exhibits                                                 33

Signature Page                                                                34

Certifications                                                                35

PART I - FINANCIAL INFORMATION

   Item 1 - Unaudited Financial Statements

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


($ in millions, except per share data)                                       13 weeks ended
                                                                  --------------------------------------

                                                                         Apr. 30,               May 1,
                                                                            2005                 2004
                                                                  -----------------    -----------------

Retail sales, net                                                        $ 4,192              $ 4,033
Cost of goods sold                                                         2,463                2,418
                                                                  -----------------    -----------------
Gross margin                                                               1,729                1,615
Selling, general and administrative expenses                               1,416                1,386
Net interest expense                                                          53                   57
Bond premiums and unamortized costs                                           13                    -
Real estate and other (income)                                               (22)                  (8)
                                                                  -----------------    -----------------
Income from continuing operations before income taxes                        269                  180
Income tax expense                                                            97                   62
                                                                  -----------------    -----------------
Income from continuing operations                                        $   172              $   118
Discontinued operations, net of income tax (benefit)
       of $- and $(90)                                                         -                  (77)
                                                                  -----------------    -----------------
Net income                                                               $   172              $    41

Less: preferred stock dividends                                                -                    6
                                                                  -----------------    -----------------
Net income applicable to common stockholders                             $   172              $    35
                                                                  =================    =================



Basic earnings/(loss) per share:
    Continuing operations                                                 $ 0.63               $ 0.40
    Discontinued operations                                                    -                (0.27)
                                                                  -----------------    -----------------
    Net income                                                            $ 0.63               $ 0.13
                                                                  =================    =================



Diluted earnings/(loss) per share:
    Continuing operations                                                 $ 0.63               $ 0.38
    Discontinued operations                                                    -                (0.25)
                                                                  -----------------    -----------------
    Net income                                                            $ 0.63               $ 0.13
                                                                  =================    =================


     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)


($ in millions)                                                    Apr. 30,         May 1,        Jan. 29,
                                                                     2005            2004           2005
                                                                ---------------   ------------  --------------

Assets
Current assets
   Cash and short-term investments
         (including restricted balances of $64,
         $88 and $63)                                               $ 4,147         $ 3,027        $ 4,687

  Receivables (net of bad debt reserves
         of $7, $5 and $7)                                              382             243            404

  Merchandise inventory (net of LIFO
         reserves of $25, $43 and $25)                                3,293           3,338          3,169

  Prepaid expenses                                                      173             203            167
                                                                ---------------   ------------  --------------

        Total current assets                                          7,995           6,811          8,427

Property and equipment (net of accumulated
         depreciation of $2,150, $2,178 and $2,077)                   3,636           3,462          3,638

Prepaid pension                                                       1,524           1,302          1,538

Other assets                                                            544             508            524

Assets of discontinued operations (net of fair value
        adjustment of $-, $615 and $-)                                    -           6,077              -
                                                                ---------------   ------------  --------------
Total Assets                                                        $13,699        $ 18,160       $ 14,127
                                                                ===============   ============  ==============

       The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)


($ in millions, except per share data)                             Apr. 30,         May 1,        Jan. 29,
                                                                     2005            2004           2005
                                                                 --------------   ------------  -------------
Liabilities and Stockholders' Equity
Current liabilities
  Trade payables                                                     $ 1,193        $  1,302        $ 1,200
  Accrued expenses and other                                           1,549           1,109          1,766
  Short-term debt                                                        111              34             22
  Current maturities of long-term debt                                   264             243            459
  Deferred taxes                                                           -             875              -
                                                                 --------------   ------------  -------------
       Total current liabilities                                       3,117           3,563          3,447

Long-term debt                                                         3,461           5,113          3,464
Deferred taxes                                                         1,328           1,204          1,318
Other liabilities                                                      1,031             819          1,042
Liabilities of discontinued operations                                     -           1,863              -
                                                                 --------------   ------------  -------------
       Total Liabilities                                               8,937          12,562          9,271

Stockholders' equity
Capital stock
  Preferred stock(1)                                                       -             297              -
  Common stock and additional paid-in capital(2)                       4,192           3,717          4,176
                                                                 --------------   ------------  -------------
Total capital stock                                                    4,192           4,014          4,176
                                                                 --------------   ------------  -------------
Reinvested earnings at beginning of year                                 812           1,728          1,728

  Net income                                                             172              41            524
  Retirement of common stock                                            (259)              -         (1,290)
  Dividends declared                                                     (34)            (34)          (150)
                                                                 --------------   ------------  -------------
Reinvested earnings at end of period                                     691           1,735            812

Accumulated other comprehensive (loss)                                  (121)           (151)          (132)
                                                                 --------------   ------------  -------------
      Total Stockholders' Equity                                       4,762           5,598          4,856
                                                                 --------------   ------------  -------------
Total Liabilities and Stockholders' Equity                           $13,699        $ 18,160        $14,127
                                                                 ==============   ============  =============


(1) Preferred stock has a stated value of $600 per share; 25 million shares are authorized. At April 30, 2005 and January 29, 2005, no shares were issued and outstanding due to the redemption of all preferred shares into common stock during 2004. At May 1, 2004, 0.5 million shares of Series B ESOP convertible preferred stock were issued and outstanding.

(2) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. At April 30, 2005, May 1, 2004 and January 29, 2005, 267 million shares, 282 million shares and 271 million shares were issued and outstanding, respectively.

     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



($ in millions)                                                                   13 weeks ended
                                                                      ----------------------------------------
                                                                          Apr. 30,                May 1,
                                                                            2005                   2004
                                                                      ------------------     -----------------
Cash flows from operating activities:
Income from continuing operations                                           $   172               $   118
Adjustments to reconcile income from continuing operations
  to net cash provided by/(used in) operating activities:
   Asset impairments, PVOL and other unit closing costs                           1                     1
   Depreciation and amortization                                                 90                    87
   Net gains on sale of assets                                                  (14)                   (2)
   Benefit plans expense                                                         20                    16
   Stock-based compensation                                                      22                     3
   Deferred taxes                                                                42                     9
Change in cash from:
    Receivables                                                                  (9)                  (22)
    Inventory                                                                  (124)                 (182)
    Prepaid expenses and other assets                                           (20)                   20
    Trade payables                                                               (7)                  137
    Current income taxes payable                                                 45                    43
    Accrued expenses and other liabilities                                     (206)                 (248)
                                                                      ------------------     -----------------
Net cash provided by/(used in) operating activities                              12                   (20)
                                                                      ------------------     -----------------
Cash flows from investing activities:
Capital expenditures                                                            (99)                  (64)
Proceeds from sale of assets                                                     16                    19
                                                                      ------------------     -----------------
Net cash (used in) investing activities                                         (83)                  (45)
                                                                      ------------------     -----------------
Cash flows from financing activities:
Change in short-term debt                                                        17                    16
Payment of long-term debt, including capital
   leases and bond premiums                                                    (138)                   (3)
Common stock repurchased                                                       (318)                    -
Common stock dividends paid                                                     (35)                  (34)
Proceeds from stock options exercised                                            75                   130
                                                                      ------------------     -----------------
Net cash (used in)/provided by financing activities                            (399)                  109
                                                                      ------------------     -----------------
Cash (paid to) discontinued operations                                          (70)                  (11)
                                                                      ------------------     -----------------

Net (decrease)/increase in cash and short-term investments                     (540)                   33
Cash and short-term investments at beginning of year                          4,687                 2,994
                                                                      ------------------     -----------------
Cash and short-term investments at end of period                            $ 4,147               $ 3,027
                                                                      ==================     =================



     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

Notes to the Unaudited Interim Consolidated Financial Statements


1)   Summary of Significant Accounting Policies
     ------------------------------------------

A description of significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the "2004 10-K"). The accompanying unaudited Interim Consolidated Financial Statements present the results of J. C. Penney Company, Inc. and its subsidiaries (the Company or JCPenney) and should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2004 10-K. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying Interim Consolidated Financial Statements are unaudited but, in the opinion of management, include all material adjustments necessary for a fair presentation. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The January 29, 2005 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2004 10-K.

Certain reclassifications were made to prior year amounts to conform to the current period presentation. Additionally, as a result of guidance issued by the Securities and Exchange Commission, the Company reviewed its lease accounting policies at year-end 2004. As a result of this review, a cumulative pre-tax expense adjustment was recorded in the fourth quarter of 2004 related to recognizing rent on a straight-line basis over the lease term and synchronizing depreciation periods for fixed assets with the related lease terms. The impact on prior years was not material. The Company also recorded a $111 million balance sheet adjustment at January 29, 2005 to increase net Property and Equipment and establish a deferred rent liability, included in Other Liabilities in the Company's Consolidated Balance Sheet, for the unamortized balance of developer/tenant allowances. As of April 30, 2005, the balance of the deferred rent liability was $111 million.

Certain debt securities were issued by J. C. Penney Corporation, Inc. (JCP), the wholly owned operating subsidiary of the Company. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Company of certain of JCP's outstanding debt securities is full and unconditional.

Stock-Based Compensation
The Company has a stock-based compensation plan that provides for grants to associates of stock awards, stock appreciation rights or options to purchase the Company's common stock. Prior to fiscal year 2005, the Company accounted for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. No stock-based employee compensation cost was reflected in the Consolidated Statements of Operations for stock options prior to fiscal year 2005, since all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 30, 2005, the Company early-adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" (SFAS No. 123R), which requires the use of the fair value method for accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The impact of expensing stock options on the Company's first quarter of 2005 was compensation expense of $19 million ($12 million after tax), a reduction of $0.05 for both basic and diluted earnings per share. In the first quarter of 2005, the adoption of SFAS No. 123R had no impact on the Company's Consolidated Statement of Cash Flows related to the new treatment of excess tax benefits, which requires such benefits to be reflected as financing cash inflows. The Company has not adjusted prior year financial statements under the optional modified retrospective method of adoption.

Under APB No. 25, pro-forma expense for stock options with pro-rata vesting was calculated on a straight-line basis over the stated vesting period, which typically ranges from one to five years. Upon the adoption of SFAS No. 123R, the Company records compensation expense on a straight-line basis over the employee service period, which is to the earlier of the retirement eligibility date or the stated vesting period (the non-substantive vesting period approach).

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards in the first quarter of 2004. The 2005 information is provided in the table for purposes of comparability.


  ($ in millions, except EPS)                                                     13 weeks ended
                                                                       ---------------- -----------------
                                                                               Apr.30             May 1,
                                                                                 2005             2004(1)
                                                                       ---------------- -----------------
  Net income, as reported                                                       $ 172             $  41
  Add:  Stock-based employee compensation
      expense included in reported net income, net of
      related tax effects                                                          14                 2
  Deduct:  Total stock-based employee compensation
      expense determined under the fair value method
      for all awards, net of related tax effects                                  (14)               (6)
                                                                       ---------------- -----------------
  Pro-forma net income                                                          $ 172             $  37
                                                                       ================ =================

  Earnings per share:
      Basic--as reported                                                       $ 0.63            $ 0.13
      Basic--pro forma                                                         $ 0.63            $ 0.11
      Diluted--as reported                                                     $ 0.63            $ 0.13
      Diluted--pro forma                                                       $ 0.63            $ 0.12


(1) If the prior year pro-forma expense had been attributed using the non-substantive vesting period approach, total stock-based employee compensation expense would have been $12 million, net of tax, and pro-forma net income would have been $31 million. Basic and diluted pro-forma earnings per share would have been $0.09 and $0.10 for last year's first quarter, respectively.

Prior to fiscal year 2005, the Company used the Black-Scholes option-pricing model to estimate the grant date fair value of its stock option awards. For grants subsequent to the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards on the date of grant using a binomial lattice model. The Company believes that the binomial lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior.

The expected volatility used in the binomial lattice model is based on an analysis of historical prices of JCPenney's stock and open market exchanged options, and was developed in consultation with an outside valuation specialist and the Company's financial advisors. The expected volatility reflects the volatility implied from a price quoted for a hypothetical call option with a duration consistent with the expected life of the options, and the volatility implied by the trading of options to purchase the Company's stock on open-market exchanges. As a result of the Company's turnaround over the past four years and the disposition of the Eckerd drugstore operations, a significant portion of the historical volatility is not considered to be a good indicator of future volatility. The expected term of options granted is based primarily on historical exercise patterns, but also incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The dividend yield is assumed to increase ratably to the Company's expected dividend yield level based on targeted payout ratios over the expected life of the options. The option cancellation assumption, which impacts the total expense recognized as opposed to the fair value of the award, takes into account historical patterns, adjusted to reflect the Company's turnaround efforts.

The following table presents the assumptions utilized to estimate the grant date fair value of stock options:



                                                                                       13 weeks ended
                                                                          Apr. 30, 2005             May 1, 2004
                                                                      ----------------------- ------------------------
Valuation model                                                          Binomial Lattice          Black-Scholes
Expected volatility                                                           30.0%                    30.0%
Expected dividend yield                                                    1.12%-1.20%                 1.40%
Expected term                                                               5.0 years                5.0 years
Risk-free rate                                                                 4.0%                    3.0%
Weighted-average fair value of options at grant date                         $ 12.81                  $ 8.43


See Note 10 for additional discussion of the Company's stock-based compensation.

Effect of New Accounting Standards
On May 19, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The referenced legislation (the Act) was passed in December 2003, and provides for a federal subsidy to employers that offer retiree prescription drug benefits that are at least actuarially equivalent to those offered under the government sponsored Medicare Part D. While the provisions of FSP SFAS No. 106-2 were effective in the Company's third quarter of 2004, final regulations that define actuarial equivalency were not issued until January 2005. As a result, the expense amounts shown in Note 11 do not reflect the potential effects of the Act, which, due largely to the cap on Company contributions, are not expected to have a material effect on the Company's consolidated financial statements.


2)   Discontinued Operations
     ------------------------

Eckerd Drugstores
On July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations for a total of approximately $4.7 billion in cash proceeds that included a $209 million adjustment for the estimated increase in Eckerd's working capital from January 31, 2004 to July 31, 2004. After deducting taxes, fees and other transaction costs, and estimated post-closing adjustments, the ultimate net cash proceeds from the sale total approximately $3.5 billion. The Jean Coutu Group (PJC) Inc. (Coutu) acquired Eckerd drugstores and support facilities located in 13 Northeast and Mid-Atlantic states, as well as the Eckerd Home Office located in Florida. CVS Corporation and CVS Pharmacy, Inc. (collectively, CVS) acquired Eckerd drugstores and support facilities located in the remaining Southern states, principally Florida and Texas, as well as Eckerd's pharmacy benefits management, mail order and specialty pharmacy businesses. Proceeds from the sale are being used for common stock repurchases and debt reduction, as announced in August 2004, and more fully discussed in
Note 3.

The loss on the sale was $713 million pre-tax, or $1,433 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions. Of the total after-tax loss on the sale, $1,325 million was recorded in 2003 to reflect Eckerd at its estimated fair value less costs to sell. During the first and second quarters of 2004, after-tax losses of $77 million and $31 million, respectively, were recorded to reflect revised estimates of certain post-closing adjustments and resulting sales proceeds.

Additionally,  $3.4 billion of the present value of operating lease  obligations
(PVOL), which was an off-balance sheet obligation under generally accepted accounting principles (GAAP), was eliminated with the transfer of these leases to the purchasers of the Eckerd drugstore operations upon the closing of the sale.

The Company established reserves at July 31, 2004 for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant estimates relate to the estimated working capital adjustment, the costs to exit the Colorado and New Mexico markets, assumption of the Eckerd Pension Plan and various post-employment benefit obligations and environmental indemnifications. Management is currently negotiating with both CVS and Coutu regarding the working capital adjustment as required in the respective sale agreements. Management continues to review and update the reserves on a quarterly basis. While adjustments have been made to individual reserves, management believes that, in total, the reserves remain adequate at the end of the first quarter of 2005. Cash payments for the Eckerd-related reserves are included in the Company's Consolidated Statements of Cash Flows as Cash Paid to Discontinued Operations.

As part of the Asset Purchase Agreement with CVS, it was agreed that, with respect to the Colorado and New Mexico locations (CN real estate interests), at closing any of these properties that were not disposed of would be transferred to CVS. On August 25, 2004, the Company and CVS entered into the CN Rescission Agreement, whereby the Company received a one-time payment from CVS of $21.4 million, which represented the agreed-upon limit of CVS's liability regarding the CN real estate interests plus net proceeds from dispositions as of August 25 minus expenses borne and paid by CVS as of August 25 relating to the CN real estate interests. Effective August 25, CVS transferred to the Company all CN real estate interests not disposed of, corresponding third party agreements and liabilities. The Company has engaged a third-party real estate firm and is working through disposition plans for each individual property.

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

The Company is providing to the purchasers certain information systems, accounting, banking, vendor contracting, tax and other transition services as set forth in the Company's Transition Services Agreements (Transition Agreements) with CVS and Coutu for a period of 12 months from the closing date, unless terminated earlier by the purchasers. One Transition Agreement with Pharmacare Management Services, Inc., a subsidiary of CVS, involves the provision of information and data management services for a period of up to 15 months from the closing date. Under the Transition Agreements, the Company receives monthly service fees, which are designed to recover the estimated costs of providing the specified services. To the extent actual costs to provide such services exceed the estimates, any additional costs incurred are reflected in Discontinued Operations.

Discontinued Operations in the Consolidated Statements of Operations reflect Eckerd's operating results for all periods presented, including allocated interest expense. Interest expense was allocated to the discontinued operation based on Eckerd's outstanding balance on its intercompany loan payable to JCPenney, which accrued interest at JCPenney's weighted-average interest rate on its net debt (long-term debt net of short-term investments) calculated on a monthly basis.

There was no operating activity during the first quarter of 2005 related to discontinued operations. Results of the Eckerd discontinued operation as reflected in the Consolidated Statement of Operations for the 13 weeks ended May 1, 2004 are summarized below:



($ in millions)                                              13 weeks ended
                                                               May 1, 2004
                                                        -----------------------
   Net sales                                                            $3,722
                                                        -----------------------
   Gross margin                                                            843
   Selling, general and administrative expenses                            794
   Interest expense                                                         46
   Acquisition amortization                                                  2
   Other                                                                     1
                                                        -----------------------
Income before income taxes                                                   -
Income tax expense                                                           -
                                                        -----------------------
Income from operations                                                       -
(Loss) on sale of Eckerd, net of income tax
  (benefit) of $(90)                                                       (77)
                                                        -----------------------
Total discontinued operations, net                                      $  (77)
                                                        =======================

With the closing of the Eckerd sale on July 31, 2004, there were no assets or liabilities of discontinued operations as of April 30, 2005 or January 29, 2005. Assets and liabilities of the Eckerd discontinued operation as of May 1, 2004 were as follows:

($ in millions)                                               May 1,
                                                              2004
                                                      -----------------

Current assets                                              $ 2,381
Other assets                                                  4,311
                                                      -----------------
    Total assets                                            $ 6,692
                                                      -----------------
Current liabilities                                         $ 1,375
Other liabilities                                               488
                                                      -----------------
    Total liabilities                                       $ 1,863
                                                      -----------------
JCPenney's net investment in Eckerd                         $ 4,829
Fair value adjustment                                          (615)
                                                      -----------------
Fair value of JCPenney's investment in Eckerd               $ 4,214
                                                      =================


3)   Capital Structure Repositioning
     -------------------------------

In August 2004, the Company initiated a major equity and debt reduction program focused on enhancing stockholder value, strengthening the capital structure and improving the credit rating profile. On March 18, 2005, the JCPenney Board of Directors authorized additional common stock repurchases and debt retirements. The Company is using the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations and existing cash and short-term investment balances to fund the programs, which consist of the following:

Common Stock Repurchases
--------------------------
The Company is executing common stock repurchase programs of up to $3.75 billion, including $3.0 billion authorized in 2004 and $750 million authorized in 2005. Share repurchases have been and will continue to be made in open-market transactions, subject to market conditions, legal requirements and other factors. During the first quarter of 2005, the Company repurchased and retired
7.7 million shares of common stock at a cost of approximately $360 million, bringing the total purchases up to date under the programs to 57.8 million shares of common stock at a cost of approximately $2.3 billion. This represents approximately 60% of the planned repurchases. As of April 30, 2005, approximately $1.4 billion remained authorized under the programs for share repurchases.

Debt Reduction
---------------
The Company's debt reduction programs currently consist of planned debt retirements of $2.13 billion, including approximately $1.88 billion authorized in 2004 and $250 million authorized in 2005. JCP's $400 million 7.4% Debentures Due 2037, which were subject to redemption at the option of the holders, had initially been included in the 2004 program, but upon expiration of the put option on March 1, 2005, virtually all of the holders extended their debentures to the stated 2037 maturity date.

By the end of the  first  quarter  of 2005,  the  Company  had  reduced  debt by approximately $1.9 billion, including $194 million of open-market debt repurchases completed in the first quarter, and 2004 transactions that consisted of $650 million of debt converted to common stock, $822 million of cash payments and the termination of the $221 million Eckerd securitized receivables program. Of the $194 million of JCP's outstanding debt repurchased in the first quarter, $125 million principal amount cash settled in the first quarter, and the remaining $69 million principal amount cash settled in the first week of the second quarter. The Company incurred pre-tax charges of $13 million in the first quarter related to these early debt retirements. As of the end of the first quarter, $56 million of authorized open-market debt purchases remained under the 2005 program. During the third and fourth quarters of 2004, the Company incurred total pre-tax charges of $47 million related to early debt retirements.

The 2004 debt reduction program was completed during the second quarter of 2005 upon the payment of $193 million of long-term debt at the scheduled maturity date in May 2005.

Series B Convertible Preferred Stock Redemption
------------------------------------------------

On August 26, 2004, the Company redeemed, through conversion to common stock, all of its outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock), all of which were held by the Company's Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) savings plan. Each holder of Preferred Stock received 20 equivalent shares of JCPenney common stock for each one share of Preferred Stock in their Savings Plan account in accordance with the original terms of the Preferred Stock. Preferred Stock shares, which were included in the diluted earnings per share calculation as appropriate, were converted into approximately nine million common stock shares.

Common Stock Outstanding
During the first three months of 2005, common stock outstanding decreased 4.8 million shares to 266.6 million shares from 271.4 million shares at the beginning of the year. The decline in outstanding shares is attributable to approximately eight million shares repurchased and retired partially offset by approximately three million shares issued due to the exercise of stock options.


4)   Earnings/(Loss) per Share
     --------------------------

Basic earnings/(loss) per share (EPS) is computed by dividing net income less dividend requirements on the Series B ESOP Convertible Preferred Stock, net of tax as applicable, by the weighted-average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive at the continuing operations level, the diluted EPS calculation includes the impact of restricted stock units and shares that, during the period, could have been issued under outstanding stock options, as well as common shares that would have resulted from the conversion of convertible debentures and convertible preferred stock. If the applicable shares are included in the calculation, the related interest on convertible debentures (net of tax) and preferred stock dividends (net of tax) are added back to income, since these would not be paid if the debentures or preferred stock were converted to common stock. Both the convertible debentures and preferred stock were converted to common stock in the second half of 2004. See Note 3.

Income from continuing operations and shares used to compute EPS from continuing operations, basic and diluted, are reconciled below:

(in millions, except EPS)                                   13 weeks ended
                                                      --------------------------
                                                        Apr. 30,         May 1,
                                                           2005           2004
                                                      ------------    ----------
Earnings:
Income from continuing operations                         $ 172          $ 118
Less: preferred stock dividends, net of tax                   -              6
                                                      ------------    ----------
Income from continuing operations, basic                    172            112
Adjustment for assumed dilution:
   Interest on 5% convertible debt, net of tax                -              5
                                                      ------------    ----------
Income from continuing operations, diluted                $ 172          $ 117
                                                      ============    ==========


Shares:
Average common shares outstanding (basic
shares)                                                     271            278
Adjustments for assumed dilution:
    Stock options and restricted stock units                  3              5

    Shares from convertible debt                              -             23
                                                      ------------    ----------
Average shares assuming dilution (diluted
shares)                                                     274            306
                                                      ============    ==========

EPS from continuing operations:
Basic                                                    $ 0.63          $0.40
Diluted                                                  $ 0.63          $0.38

The following potential shares of common stock were excluded from the EPS calculation:

(shares in millions)
                                                             13 weeks ended
                                                     --------------------------
                                                        Apr. 30,        May 1,
                                                         2005            2004
                                                     -----------    -----------
Stock options (1)                                           2               7
Preferred stock                                             -              10(2)

(1)  These stock options had exercise prices per
share above the average price of the Company's
common stock for the period.  Such exercise prices
for the respective periods ranged from:               $48 to $71    $34 to $71

(2) The effect of these potential shares of common stock was anti-dilutive.


5)   Cash and Short-Term Investments
     --------------------------------

($ in millions)                                           Apr. 30,              May 1,           Jan. 29,
                                                            2005                 2004               2005
                                                     -------------------  -----------------   ---------------
Cash                                                        $   144             $   96            $   46
Short-term investments                                        4,003              2,931             4,641
                                                     -------------------  -----------------   ---------------
Total cash and short-term investments                       $ 4,147             $3,027            $4,687
                                                     ===================  =================   ===============

Restricted Short-Term Investment Balances
Short-term investments include restricted balances of $64 million, $88 million and $63 million as of April 30, 2005, May 1, 2004 and January 29, 2005, respectively. Restricted balances are pledged as collateral for import letters of credit not included in the Company's bank credit facility and/or for a portion of casualty insurance program liabilities.


6)   Supplemental Cash Flow Information
     -----------------------------------

($ in millions)                                                                      13 weeks ended
                                                                         ---------------------------------------
                                                                          Apr. 30, 2005           May 1, 2004
                                                                         -----------------      ----------------
Total interest paid                                                                $ 112                 $ 168
  Less:  interest paid attributable to discontinued operations                         -                    44
                                                                         -----------------      ----------------
Interest paid by continuing operations                                             $ 112                 $ 124
                                                                         =================      ================
Interest received by continuing operations(1)                                      $  21                 $   6
                                                                         =================      ================
Income taxes paid by continuing operations(1)                                      $  17                 $   5
                                                                         =================      ================


(1) There was no interest received or income taxes paid attributable to discontinued operations in the first quarters of 2005 or 2004.


7)   Goodwill
     ---------

The carrying amount of goodwill for Renner Department Stores in Brazil, which is reflected in Other Assets in the Company's Consolidated Balance Sheets, was $42 million, $42 million and $43 million as of April 30, 2005, May 1, 2004 and January 29, 2005, respectively. Changes in carrying value are related to foreign currency translation adjustments. There were no impairment losses related to goodwill recorded during the first quarter of 2005 or 2004.


8)   Credit Agreement
     ----------------

On April 7, 2005, the Company, JCP and J. C. Penney Purchasing Corporation entered into a five-year $1.2 billion revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Facility replaces the Company's $1.5 billion credit facility that was scheduled to expire in May 2005. The 2005 Credit Facility is unsecured, and all collateral securing the previously existing $1.5 billion credit facility has been released. The 2005 Credit Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the 2005 Credit Facility is tiered based on JCP's senior unsecured long-term debt ratings by Moody's and Standard & Poor's. Obligations under the 2005 Credit Facility are guaranteed by the Company.

The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a maximum ratio of total Funded Indebtedness to Consolidated EBITDA (Leverage Ratio, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than
3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a minimum ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense (Fixed Charge Coverage Ratio, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0. As of April 30, 2005, the Company's Leverage Ratio was 2.2 to 1.0 and the Fixed Charge Coverage Ratio was
4.2 to 1.0, both in compliance with the requirements.

No borrowings, other than the issuance of trade and standby letters of credit, which totaled $149 million as of the end of the first quarter of 2005, have been, or are expected to be, made under this facility.


9)   Comprehensive Income and Accumulated Other Comprehensive (Loss)
     ---------------------------------------------------------------

Comprehensive Income/(Loss)

($ in millions)                                           13 weeks ended
                                                  -----------------------------
                                                      Apr. 30,          May 1,
                                                          2005           2004
                                                  --------------   ------------
Net income                                              $  172          $  41
Other comprehensive (loss)/income:
    Foreign currency translation adjustments                (1)            (1)
    Net unrealized gains/(losses)
    in real estate investment                               12            (12)
    trusts                                         ------------    ------------
                                                            11            (13)
                                                   ------------    ------------
Total comprehensive income                              $  183          $  28
                                                   ============    ============

Accumulated Other Comprehensive (Loss)/Income


($ in millions)                                                           Apr. 30,            May 1,          Jan. 29,
                                                                            2005               2004              2005
                                                                      ---------------    ---------------  --------------
Foreign currency translation adjustments (1)                                $ (105)          $ (116)           $ (104)
Net unrealized gains in real estate investment trusts (2)                       86               48                74
Non-qualified retirement plan minimum liability adjustment (3)                (102)             (82)             (102)
Other comprehensive (loss) from discontinued operations                          -               (1)(4)             -
                                                                      ---------------    ---------------  --------------
Accumulated other comprehensive (loss)                                      $ (121)          $ (151)           $ (132)
                                                                      ===============    ===============  ==============


(1) A deferred tax asset has not been established due to the historical reinvestment of earnings in the Company's Brazilian subsidiary.

(2) Shown net of a deferred tax liability of $47 million, $26 million and $41 million as of April 30, 2005, May 1, 2004 and January 29, 2005, respectively.

(3) Shown net of a deferred tax asset of $66 million, $52 million and $66 million as of April 30, 2005, May 1, 2004 and January 29, 2005, respectively.

(4)  Shown net of a deferred tax asset of $1 million.


10)  Stock-Based Compensation
     ------------------------

In May 2001, the Company's stockholders approved the 2001 Equity Compensation Plan (2001 Plan), which initially reserved 16 million shares of common stock for issuance, plus 1.2 million shares reserved but not subject to awards under the Company's 1997 and 2000 equity plans. No future grants are being made under the 1997 and 2000 plans. The 2001 Plan provides for grants to associates of options to purchase the Company's common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. The 2001 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to non-employee members of the Board of Directors. At April 30, 2005, 2.8 million shares of stock were available for future grants. Stock options and awards typically vest over performance periods ranging from one to five years. The number of option shares is fixed at the grant date, and the exercise price of stock options is generally set at the market price on the date of grant. The 2001 Plan does not permit awarding stock options below grant-date market value. Options have a maximum term of 10 years. Over the past three years, the Company's annual stock option grants have averaged about 1.4% of total outstanding stock. The Company issues new shares upon the exercise of stock options.

The cost that has been charged against income for all stock-based compensation was $22 million and $3 million for the quarters ended April 30, 2005 and May 1, 2004, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $8 million and $1 million for the first quarters of 2005 and 2004, respectively. Compensation cost for the first quarter of 2005 includes $19 million ($12 million after tax) of costs related to early-adopting SFAS No. 123R.

Stock Options
On April 30, 2005, options to purchase 13.6 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 5.1%. As of the end of the first quarter of 2005, 8.5 million, or 62% of the 13.6 million outstanding options, were exercisable. Of those, 6.3 million, or 75%, were "in-the-money" or had an exercise price below the closing stock price of $47.41 on April 30, 2005.

The following table summarizes stock options outstanding as of April 30, 2005 as well as activity during the quarter then ended:


                                           Shares (in        Weighted-Average       Weighted-Average        Aggregate
                                             thousands)      Exercise Price            Remaining            Intrinsic
                                                                                    Contractual Term       Value ($ in
                                                                                       (in years)            millions)
                                         ----------------    ----------------       ------------------    --------------

Outstanding at January 30, 2005                  13,831               $  33
Granted                                           3,096                  45
Exercised                                        (2,848)                 26
Forfeited or expired                               (514)                 45
                                         ----------------
Outstanding at April 30, 2005                    13,565               $  36                   6.6            $  174
                                         ================    ================       ==================    ==============


Exercisable at April 30, 2005                     8,474               $  35                   5.0            $  133
                                         ================    ================       ==================    ==============


The weighted-average grant date fair value of stock options granted during the quarters ended April 30, 2005 and May 1, 2004 was $12.81 and $8.43 per share, respectively. The total intrinsic value of options exercised during those periods was $55 million and $104 million, respectively.

Net cash proceeds from the exercise of stock options were $75 million and $130 million for the quarters ended April 30, 2005 and May 1, 2004, respectively. The actual tax benefit realized for tax deductions from stock option exercises totaled $22 million and $40 million for those periods.

Stock Awards
As previously indicated, the 2001 Plan provides for grants of restricted and non-restricted stock awards (shares and units) to associates and non-employee members of the Board of Directors.

The following is a summary of the status of the Company's associate restricted stock awards as of April 30, 2005 and activity during the quarter then ended:

(shares in thousands)
                                        Shares              Weighted-Average
                                                         Grant Date Fair Value
                                 -------------------    ----------------------

Nonvested at January 30, 2005              303                     $  32
Granted                                     37                        44
Vested                                      (1)                       19
Forfeited                                   (1)                       24
                                 -------------------
Nonvested at April 30, 2005                338                     $  33
                                 ===================

As of April 30, 2005, there was $9 million of total unrecognized compensation expense related to associate restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.2 years. Non-restricted stock awards of 14 thousand and 15 thousand shares were granted to associates and expensed during the first quarters of 2005 and 2004, respectively.

Restricted stock awards for non-employee members of the Board of Directors are expensed when granted. These awards are not transferable until a director terminates services. No such awards were granted in the first quarters of 2005 or 2004.

The total compensation cost for stock awards was $3 million for both the first quarter of 2005 and the first quarter of 2004.


11)  Retirement Benefit Plans
     --------------------------

Net Periodic Benefit Cost/(Credit)
The components of net periodic benefit cost/(credit) for the qualified and non-qualified pension plans and the postretirement plans for the 13 weeks ended April 30, 2005 and May 1, 2004 follow:




                                                         Pension Plans
                                     -------------------------------------------------------

                                               Qualified                 Supplemental             Postretirement
                                                                        (Non-Qualified)                 Plans
                                     --------------------------- --------------------------- ---------------------------

($ in millions)                              13 weeks ended             13 weeks ended            13 weeks ended
                                     --------------------------- --------------------------- ---------------------------
                                              Apr. 30,      May 1,      Apr. 30,    May 1,       Apr. 30,      May 1,
                                                2005         2004          2005      2004           2005         2004
                                     --------------------------- --------------------------- ---------------------------
Service cost                                  $  20        $  14          $  1        $  1          $   1       $   1

Interest cost                                    45           33             5           4              2           2

Expected return on plan assets                  (73)         (48)            -           -              -           -
Net amortization                                 23           18             3           1             (5)         (5)
                                     --------------------------- --------------------------- ---------------------------
Net periodic benefit cost/(credit)            $  15        $  17          $  9        $  6          $  (2)      $  (2)
                                     =========================== =========================== ===========================

Employer Contributions
As previously disclosed in the 2004 10-K, the Company does not expect to be required to make a contribution to its qualified plan in 2005 under the Employee Retirement Income Security Act of 1974.

It may decide to make a discretionary contribution, however, depending on market conditions and the resulting funded status of the plan.


12)  Real Estate and Other (Income)/Expense
     ---------------------------------------


($ in millions)                                         13 weeks ended
                                                 -----------------------------
                                                 Apr. 30, 2005   May 1, 2004
                                                 --------------  -------------
Real estate activities                                 $  (9)          $ (7)
Net gains from sale of real estate                       (14)            (2)
Asset impairments, PVOL and other unit
closing costs                                              1              1
                                                 --------------  -------------
     Total                                             $ (22)          $ (8)
                                                 ==============  =============


Real estate activities consist primarily of income from the Company's real estate subsidiaries. Net real estate gains were recorded from the sale of facilities that are no longer used in Company operations. For the first quarter of 2005, the gain from the sale of real estate was primarily from the sale of a vacant merchandise processing facility that was made obsolete by the centralized network of store distribution centers put in place by mid-2003.

Asset  impairments,  the present value of remaining  operating lease obligations
(PVOL) and other unit closing costs totaled $1 million for both the first quarter of 2005 and the first quarter of 2004, consisting primarily of PVOL for closed stores.


13)  Guarantees
     -----------

As of April 30, 2005, JCP had guarantees totaling $76 million, which are described in detail in the 2004 10-K. These guarantees include: $18 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company's Direct Marketing Services business; $28 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases; and $10 million related to certain leases for stores that were sold in 2003, which is recorded in Accrued Expenses and Other. Subsequent to April 30, 2005, the guarantee related to the personal property leases assumed by the purchasers of Eckerd was reduced by $6 million.


14)  Subsequent Events
     -----------------

Common Stock Repurchases
From May 1, 2005 through June 7, 2005, the Company repurchased an additional 3.9 million shares of common stock at a cost of approximately $202 million, bringing the total repurchases for the capital structure repositioning programs to date up to 61.7 million shares at a cost of approximately $2,514 million. This represents approximately 67% of the total planned common stock repurchases under the programs.

Repayment of Debt
In May 2005, the Company paid the $193 million of JCP's 7.05% Notes Due 2005 at the scheduled maturity date. This payment marked the completion of the Company's planned debt reduction under the 2004 capital structure repositioning program. The Company also purchased $21 million principal amount of its debt on the open market from May 1, 2005 through June 7, 2005 under the 2005 capital structure repositioning program.

2005 Equity Compensation Plan
At the May 20, 2005 Annual Meeting, the Company's stockholders approved the 2005 Equity Compensation Plan (2005 Plan), which reserves 14.4 million shares of common stock for issuance to certain associates and non-employee directors, plus up to 2.8 million shares reserved but not subject to awards under the 2001 Plan. The 2005 Plan provides for grants to associates of options to purchase Company common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to non-employee members of the Board of Directors. The effective date of the 2005 Plan is June 1, 2005.

Lojas Renner S.A.
On May 9, 2005, the Company announced that, through an indirect wholly owned subsidiary, it has filed with the Brazilian Securities Commission preliminary offering materials that would allow the sale of all or a portion of its controlling interest in the Brazilian department store Lojas Renner S.A., as part of a primary and secondary offering of common shares of Lojas Renner S.A. Any offering would be registered in Brazil.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion, which presents the results of J. C. Penney Company, Inc. and its subsidiaries (the Company or JCPenney), should be read in conjunction with the Company's consolidated financial statements as of January 29, 2005, and the year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in the Company's Annual Report on Form 10-K for the year ended January 29, 2005 (the "2004 10-K").

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

Certain debt securities were issued by J. C. Penney Corporation, Inc. (JCP), the wholly owned operating subsidiary of the Company. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Company of certain of JCP's outstanding debt securities is full and unconditional.


Key Items
---------

o Income from continuing operations increased to $172 million, or $0.63 per share, compared to $118 million, or $0.38 per share, for the comparable 2004 period. This represents an increase of 66% on a per share basis from the first quarter of 2004. Net income per share increased to $0.63 in the first quarter of 2005, compared to $0.13 in the comparable 2004 period. Net income for the first quarter of 2005 reflects the impact of early-adopting Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123R), which resulted in compensation expense of $19 million ($12 million after tax), or about $0.05 per share. Net income in the first quarter of 2004 reflected after-tax charges of $77 million, or $0.25 per share, related to the Eckerd discontinued operations. All references to earnings per share (EPS) are on a diluted basis.

o Comparable department store sales increased by 3.0% for the first quarter of 2005, on top of a 9.5% increase in last year's first quarter. Catalog/Internet sales increased 5.4% for the first quarter of 2005, with the Internet channel increasing approximately 35%. In last year's first quarter, Catalog/Internet sales increased 6.5%, with Internet increasing approximately 45%.

o Operating profit, as defined on page 21, was $313 million, or 7.5% of sales, compared with $229 million, or 5.7% of sales, last year. This represents an increase of nearly 37% on a dollar basis, or 180 basis points as a percent of sales.

o In April 2005, senior management announced the Company's new 2005-2009 Long-Range Plan. The plan builds on the Company's accomplishments over the past four years, and includes strategies, initiatives and execution points focused on the vision of making JCPenney the preferred shopping choice for middle America, while attaining a leadership position in financial performance within the department store sector. The four key strategies include: making an emotional connection with the JCPenney customer, creating an easy and exciting shopping environment, becoming a leader in performance and execution, and making JCPenney a great place to work. Several long-range financial objectives have been established, which include: having low single-digit comparable department store sales increases and low-to-mid single-digit Catalog/Internet sales increases each year, continuing to improve annual gross margin to more than 39% of sales by fiscal 2009 and continuing to reduce and leverage selling, general and administrative expenses to a level that is less than 30% of sales by fiscal 2009, ultimately achieving a 9% to 9.5% operating profit margin in fiscal 2009.

o During the first quarter of 2005, the Company's Board of Directors approved an additional $750 million of common stock repurchases and $250 million of debt reductions.

o The Company ended the first quarter of 2005 with $4.1 billion of cash and short-term investments. The Company is progressing on its capital structure repositioning programs and accomplished the following during the first quarter:

     o The repurchase of 7.7 million shares of common stock for approximately $360 million; and

     o The purchase of $194 million principal amount of the Company's debt on the open market.

o On April 7, 2005, the Company entered into a five-year $1.2 billion unsecured revolving credit facility, which replaces the Company's $1.5 billion credit facility that was scheduled to expire in May 2005.

o On March 8, 2005, Standard & Poor's raised its credit rating outlook on the Company from "Stable" to "Positive." On April 7, 2005, Moody's raised its senior unsecured credit rating for the Company from Ba2 to Ba1, the highest non-investment grade rating, citing the Company's new credit facility.


Discontinued Operations
------------------------

As previously reported, on July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations and received gross cash proceeds of approximately $4.7 billion. Net proceeds from the sale of approximately $3.5 billion are being used for common stock repurchases and debt reduction, as announced in August 2004, and more fully discussed under Capital Structure Repositioning on pages 27-28.

The loss on the sale was $713 million pre-tax, or $1,433 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions. Of the total after-tax loss on the sale, $1,325 million was recorded in 2003 to reflect Eckerd at its estimated fair value less costs to sell. During the first and second quarters of 2004, after-tax losses of $77 million and $31 million, respectively, were recorded to reflect revised estimates of certain post-closing adjustments and resulting sales proceeds.

The Company established reserves at July 31, 2004 for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant estimates relate to the working capital adjustment, the costs to exit the Colorado and New Mexico markets, assumption of the Eckerd Pension Plan and various post-employment benefit obligations and environmental indemnifications. Management is currently negotiating with both CVS and Coutu regarding the working capital adjustment as required in the respective sale agreements. Management continues to review and update the reserves on a quarterly basis. While adjustments have been made to individual reserves, management believes that, in total, the reserves remain adequate at the end of the first quarter of 2005. Cash payments for the Eckerd-related reserves are included in the Company's Consolidated Statements of Cash Flows as Cash Paid to Discontinued Operations.

Results of Operations
---------------------

The following discussion and analysis, consistent with all other financial data throughout this report, focuses on the results of operations and financial condition from the Company's continuing operations.

($ in millions, except EPS)                               13 weeks ended
                                                  -----------------------------
                                                      Apr. 30,           May 1,
                                                         2005             2004
                                                  -------------  --------------
Retail sales, net                                     $ 4,192          $ 4,033
                                                  -------------  --------------
Gross margin                                            1,729            1,615
SG&A expenses                                           1,416            1,386
                                                  -------------  --------------
Operating profit                                          313              229
Net interest expense                                       53               57
Bond premiums and unamortized costs                        13                -
Real estate and other (income)                            (22)              (8)
                                                  -------------  --------------
Income from continuing operations
    before income taxes                                   269              180
Income tax expense                                         97               62
                                                  -------------  --------------
Income from continuing operations                       $ 172           $  118
                                                  =============  ==============


Diluted EPS from continuing operations                 $ 0.63           $ 0.38

Ratios as a percent of sales:
    Gross margin                                         41.3%            40.1%
    SG&A expenses                                        33.8%            34.4%
    Operating profit                                      7.5%             5.7%

Depreciation and amortization included
in operating profit                                     $  90            $  87

The Company continued to improve its profitability during the first quarter of 2005 as reflected in income from continuing operations of $172 million, or $0.63 per share, compared to $118 million, or $0.38 per share, for the comparable 2004 period. The increase over 2004 reflects improved operating profit, resulting from continued improvement in sales productivity, growth in gross margin and leveraging of selling, general and administrative (SG&A) expenses. Earnings per share also benefited from the Company's ongoing stock buyback programs. The Company currently expects second quarter earnings from continuing operations to range from $0.25 to $0.30 per share, and full-year earnings to be in the range of $2.96 to $3.08 per share.

Operating Profit
-----------------

Operating profit for the first quarter of 2005 increased 37% to $313 million, or 7.5% of sales, compared to $229 million, or 5.7% of sales, for the comparable period last year.

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

Retail Sales, Net

($ in millions)
                                                       13 weeks ended
                                           ------------------------------------
                                                  Apr. 30,           May 1,
                                                     2005             2004
                                           -------------------   --------------
Retail sales, net                                 $ 4,192          $ 4,033
                                           -------------------   --------------
Sales percent increase:
  Comparable stores (1)                               3.0%             9.5%
  Total department stores                             3.7%             9.2%
  Catalog/Internet                                    5.4%             6.5%

(1) Comparable store sales include sales of stores after having been open for 12 full consecutive fiscal months. New and relocated stores become comparable on the first day of the 13th full fiscal month.

Comparable department store sales increased 3.0% for the quarter, representing the eighth consecutive quarter with a comparable store sales increase. Total department store sales increased 3.7% for the quarter. These increases were on top of first quarter 2004 increases of 9.5% for comparable store sales and 9.2% for total department store sales. First quarter sales reflect improvements in all merchandise divisions and across all regions of the country, good sell-through in both fashion and basic merchandise and strong sales gains in the Company's key private brands. Department store sales have continued to benefit from positive customer response to the style, quality, selection and value offered in the Company's merchandise assortments, compelling marketing programs and continued improvement in the store shopping experience.

Catalog/Internet sales increased 5.4% for the first quarter of 2005, driven by an approximate 35% increase in Internet sales. In last year's first quarter, Catalog/Internet sales increased 6.5%, with Internet increasing approximately 45%. Sales continue to reflect a focus on targeted specialty media and the expanded assortments and convenience of the Internet, which is attracting new, younger customers.

The Company continues to edit its merchandise assortments to help ensure it is meeting the needs and wants of its targeted moderate customer. The Chris Madden for JCPenney Home Collection, originally launched in the second quarter of 2004, continues to perform well and is being expanded with new furniture, bedding and window covering collections. In the first quarter of 2005, the Company launched nicole by Nicole Miller, and W-work to weekend, an extension of the Company's Worthington private brand. Management is pleased with initial customer response and early sales results for both of these new dressy casual brands for women.

Gross Margin
Gross margin improved 120 basis points as a percent of sales in this year's first quarter to $1,729 million compared to $1,615 million in the comparable 2004 period. The continued improvement reflects better inventory management, good seasonal transition, better timing of clearance markdowns, consistency of execution and continuing benefits from the centralized merchandising model. Benefits of the centralized model, which was substantially in place by the end of 2004, have included enhanced merchandise offerings, an integrated marketing plan, leverage in the buying and merchandising process and more efficient selection and allocation of merchandise to individual department stores. Gross margin also reflects initial benefits from the Company's new planning, allocation and replenishment systems, which were rolled out in the latter part of 2004.

SG&A Expenses
SG&A expenses in this year's first quarter were $1,416 million compared to $1,386 million in last year's first quarter. Expenses continued to be well leveraged, improving by 60 basis points as a percent of sales. The improvement reflects savings in labor costs, centralized store expense management and planned savings from the Company's previously announced cost savings initiatives, offset to some extent by the impact of expensing employee stock options starting in the first quarter of 2005. First quarter SG&A expenses include approximately $19 million, or about $0.05 per share, related to the expensing of employee stock options. The full-year 2005 impact of expensing stock-based awards is expected to total approximately $33 million, or approximately $0.08 per share.

The Company has focused on consistent execution and sustained operating performance in a centralized environment, with improved merchandise offerings, a more integrated and powerful marketing message and better leveraging of expenses. The Company's previously stated financial goal was to generate operating profit of 6% to 8% of sales by 2005. This goal was reached in 2004, when the Company hit the mid-point of this range one year ahead of plan. With the new 2005-2009 Long-Range Plan announced in April 2005, which is discussed on pages 19-20, the Company has established a goal to generate operating profit of 9% to 9.5% of sales in 2009. The Company's financing strategy and risk management are detailed in its 2004 Annual Report.


Net Interest Expense
--------------------

Net interest expense was $53 million and $57 million for the first quarters of 2005 and 2004, respectively. Net interest expense benefited from an increase in interest income resulting from larger average short-term investment balances coupled with higher short-term interest rates, as well as the Company's debt reduction programs. In last year's first quarter, $44 million of net interest expense was attributed to Eckerd that is now attributed to continuing operations. Since the initiation of the debt reduction programs in 2004, $1.9 billion of long-term debt had been retired through the first quarter of 2005.


Bond Premiums and Unamortized Costs
-----------------------------------

During the first quarter of 2005, the Company incurred $13 million of bond premiums, commissions and unamortized costs related to the purchase of debt in the open market under the capital structure repositioning plan, which is discussed on pages 27-28. Management currently expects full-year 2005 bond premiums, commissions and unamortized costs to total approximately $20 million, the remaining $7 million of which is expected to be incurred in the second quarter.


Real Estate and Other (Income)
------------------------------

Real Estate and Other (Income) consists of real estate activities, gains and losses on the sale of real estate properties, asset impairments and other charges associated with closing store and catalog facilities. Real Estate and Other for the first quarter of 2005 resulted in a credit of $22 million, which consisted of a $9 million credit for real estate operations, $14 million of gains on the sale of closed units, primarily a vacant merchandise processing facility, and $1 million of costs related to asset impairments, the present value of operating lease obligations (PVOL) and other costs of closed stores.

For the first quarter of 2004, Real Estate and Other was a net credit of $8 million, which consisted of a $7 million credit for real estate operations, $2 million of gains on the sale of closed units and $1 million of costs related to PVOL for closed stores.


Income Taxes
--------------

The Company's effective income tax rate for continuing operations was 36.0% for the first quarter of 2005 compared with 34.5% for the first quarter of 2004. The rate increase is primarily due to improved earnings, which decreased the favorable impact of permanent adjustments, principally the deduction for dividends paid to the Company's savings plan. Additionally, this deduction for dividends paid decreased due to the redemption, through conversion to common stock, of all shares of the Series B ESOP Convertible Preferred Stock that had been held by the savings plan, which occurred in the third quarter of 2004.


Merchandise Inventory
---------------------

Merchandise inventory was $3,293 million at April 30, 2005 compared to $3,338 million at May 1, 2004 and $3,169 million at January 29, 2005. With a decrease of 1.3% compared to last year, inventory at the end of the first quarter of 2005 was in line with plan, was well managed and reflected a good balance among seasonal, basics and key items with less clearance. Using new systems and the network of store distribution centers, the Company has continued to enhance its ability to allocate and flow merchandise to stores in-season by recognizing sales trends earlier and accelerating receipts, replenishing individual stores based on rates of sale and consistently providing high in-stock levels in basics and advertised items. This continued improvement of inventory management has helped to drive more profitable sales.


Liquidity and Capital Resources
--------------------------------

The Company ended the first quarter with approximately $4.1 billion in cash and short-term investments and approximately $3.7 billion of long-term debt, including current maturities. Cash and short-term investments included restricted short-term investment balances of $64 million as of April 30, 2005, which are pledged as collateral for a portion of casualty program liabilities. During the remainder of 2005, the Company plans to use approximately $1.7 billion of cash to complete the capital structure repositioning programs, which include $1,438 million of common stock repurchases and $249 million of debt retirements. See pages 27-28 for additional information related to the progress of the Company's capital structure repositioning programs.

On April 7, 2005, the Company, JCP and J. C. Penney Purchasing Corporation entered into a five-year $1.2 billion revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Facility replaces the Company's $1.5 billion credit facility that was scheduled to expire in May 2005. The 2005 Credit Facility is unsecured, and all collateral securing the previously existing $1.5 billion credit facility has been released. The 2005 Credit Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the 2005 Credit Facility is tiered based on JCP's senior unsecured long-term debt ratings by Moody's and Standard & Poor's. Obligations under the 2005 Credit Facility are guaranteed by the Company.

The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a maximum ratio of total Funded Indebtedness to Consolidated EBITDA (Leverage Ratio, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than 3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a minimum ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense (Fixed Charge Coverage Ratio, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0. As of April 30, 2005, the Company's Leverage Ratio was 2.2 to 1.0 and the Fixed Charge Coverage Ratio was
4.2 to 1.0, both in compliance with the requirements.

Cash Flows
The following is a summary of the Company's cash flows from operating, financing and investing activities:

($ in millions)
                                                                         13 weeks ended
                                                                 -------------------------------
                                                                      Apr. 30,           May 1,
                                                                         2005             2004
                                                                 -------------     -------------
Net cash provided by/(used in):
  Operating activities                                                  $  12            $ (20)
  Investing activities                                                    (83)             (45)
  Financing activities                                                   (399)             109
  Cash (paid to) discontinued operations                                  (70)             (11)
                                                                 -------------     -------------
Net (decrease)/increase in cash and cash equivalents                   $ (540)           $  33
                                                                 =============     =============


Cash Flow from Operating Activities
The improvement in net cash provided by/(used in) operating activities in the first quarter of 2005 compared with the same period in 2004 was primarily attributable to improved operating performance and better inventory management.

Cash Flow from Investing Activities
Capital expenditures were $99 million for the first quarter of 2005 compared with $64 million for the comparable 2004 period. Capital spending was for new stores, store renewals and modernizations and initial costs related to new point-of-sale technology. During the first quarter of 2005, the Company opened one new store and two relocated stores. Management continues to expect total capital expenditures for the full year to be in the area of $700 million.

Proceeds from the sale of closed units were $16 million for the first three months of 2005 compared with $19 million for the comparable 2004 period.

Cash Flow from Financing Activities
During the first quarter of 2005, the Company cash settled $125 million of the $194 million principal amount of its outstanding debt purchased in open-market transactions under the capital structure repositioning plan, which is discussed on pages 27-28. Premiums and commissions paid by the Company related to these purchases were $11 million. Due to the customary practice of cash settlement occurring three days after the trade date, $69 million principal amount of the purchases were cash settled in the first week of the second quarter.

The Company repurchased 7.7 million shares of common stock for approximately $360 million during the first quarter of 2005, $93 million of which was settled after the end of the quarter. In addition, approximately $51 million of cash was paid during the first quarter of 2005 for settlement of 2004 share repurchases. Common stock is retired on the same day it is repurchased and the related cash settlements are completed on the third business day following the repurchase. No common stock repurchases were made during the first quarter of 2004. Net proceeds from the exercise of stock options were approximately $75 million and $130 million for the first quarter of 2005 and 2004, respectively.

Quarterly dividends of $0.125 per share, or approximately $35 million, were paid on the Company's outstanding common stock on February 1, 2005 to stockholders of record on January 10, 2005. The payment of common stock dividends is subject to approval by the Company's Board of Directors.

For the remainder of 2005, management believes that cash flow generated from operations, combined with existing cash and short-term investments, will be adequate to execute the common stock repurchase and debt reduction programs and fund capital expenditures, working capital and dividend payments and, therefore, no external funding will be required. At the present time, management does not expect to access the capital markets for any external financing for the remainder of 2005. However, the Company may access the capital markets on an opportunistic basis. Management believes that the Company's financial position will continue to provide the financial flexibility to support its strategic plan. The Company's cash flows may be impacted by many factors, including the competitive conditions in the retail industry, and the effects of the current economic environment and consumer confidence. Based on the nature of the Company's business, management considers the above factors to be normal business risks.

On March 8, 2005, Standard & Poor's raised its credit rating outlook on the Company from "Stable" to "Positive." On April 7, 2005, Moody's raised its senior unsecured credit rating for the Company from Ba2 to Ba1, the highest non-investment grade rating, citing the Company's new credit facility.

Additional liquidity strengths include the new $1.2 billion credit facility discussed previously. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $149 million as of the end of the first quarter of 2005, have been, or are expected to be, made under this facility.

Free Cash Flow
In addition to cash flow from operating activities, management also evaluates free cash flow from continuing operations, an important financial measure that is widely focused upon by investors, the rating agencies and banks. Free cash flow from continuing operations is defined as cash provided by operating activities less dividends and capital expenditures, net of proceeds from the sale of assets. The Company's calculation of free cash flow may differ from that used by other companies and therefore comparability may be limited. While free cash flow is a non-GAAP financial measure, it is derived from components of the Company's consolidated GAAP cash flow statement. Management believes free cash flow from continuing operations is important in evaluating the Company's financial performance and measuring the ability to generate cash without incurring additional external financing.

Through the first quarter of 2005, free cash flow from continuing operations was a deficit of $106 million, compared to a deficit of $99 million for the comparable 2004 period. The small decrease in free cash flow was due to the planned increase in capital expenditures, partially offset by better earnings and inventory leverage. The Company expects to generate approximately $100 million of positive free cash flow for the full year of 2005.

The following table reconciles net cash provided by/(used in) operating activities (GAAP) to free cash flow from continuing operations (a non-GAAP measure) for the 13 weeks ended April 30, 2005 and May 1, 2004:


($ in millions)                                                                  13 weeks ended
                                                                       ------------------------------------
                                                                        Apr. 30, 2005          May 1, 2004
                                                                       ----------------    ----------------
Net cash provided by/(used in) operating activities - (GAAP)                  $  12                 $ (20)
Less:
   Capital expenditures                                                         (99)                  (64)
   Dividends paid                                                               (35)                  (34)
Plus:
   Proceeds from sale of assets                                                  16                    19
                                                                       ----------------    ----------------
Free cash flow from continuing operations                                     $(106)                $ (99)
                                                                       ================    ================

Capital Structure Repositioning
--------------------------------

In August 2004, the Company initiated a major equity and debt reduction program focused on enhancing stockholder value, strengthening the capital structure and improving the credit rating profile. On March 18, 2005, the JCPenney Board of Directors authorized additional common stock repurchases and debt retirements. The Company is using the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations and existing cash and short-term investment balances to fund the programs. The programs, which are expected to be completed by the end of fiscal 2005, consist of the following:

Common Stock Repurchases
------------------------

The Company is executing common stock repurchase programs of up to $3.75 billion, including $3.0 billion authorized in 2004 and $750 million authorized in 2005. Share repurchases have been and will continue to be made in open-market transactions, subject to market conditions, legal requirements and other factors. During the first quarter of 2005, the Company repurchased and retired
7.7 million shares of common stock at a cost of approximately $360 million, bringing the total purchases up to date under the programs to 57.8 million shares of common stock at a cost of approximately $2.3 billion. This represents approximately 60% of the planned repurchases. As of April 30, 2005, approximately $1.4 billion remained authorized under the programs for share repurchases.

From May 1, 2005 through June 7, 2005, the Company repurchased an additional 3.9 million shares of common stock at a cost of approximately $202 million, bringing the total repurchases for the capital structure repositioning programs to date up to 61.7 million shares at a cost of approximately $2,514 million.

Debt Reduction
---------------

The Company's debt reduction programs currently consist of planned debt retirements of $2.13 billion, including approximately $1.88 billion authorized in 2004 and $250 million authorized in 2005. JCP's $400 million 7.4% Debentures Due 2037, which were subject to redemption at the option of the holders, had initially been included in the 2004 program, but upon expiration of the put option on March 1, 2005, virtually all of the holders extended their debentures to the stated 2037 maturity date.

By the end of the  first  quarter  of 2005,  the  Company  had  reduced  debt by approximately $1.9 billion, including $194 million of open-market debt repurchases completed in the first quarter, and 2004 transactions that consisted of $650 million of debt converted to common stock, $822 million of cash payments and the termination of the $221 million Eckerd securitized receivables program. The Company incurred pre-tax charges of $13 million in the first quarter related to these early debt retirements. As of the end of the first quarter, $56 million of authorized open-market debt purchases remained under the 2005 program. The Company expects to incur pre-tax charges of approximately $7 million in the second quarter of 2005 related to the remaining planned open-market debt retirements. During the third and fourth quarters of 2004, the Company incurred total pre-tax charges of $47 million related to early debt retirements.

Subsequent to the end of the first quarter, the Company retired $193 million of long-term debt in May 2005 at the scheduled maturity date and purchased an additional $21 million principal amount of its debt on the open market.

Series B Convertible Preferred Stock Redemption
-----------------------------------------------

On August 26, 2004, the Company redeemed, through conversion to common stock, all of its outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock), all of which were held by the Company's Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) savings plan. Each holder of Preferred Stock received 20 equivalent shares of JCPenney common stock for each one share of Preferred Stock in their Savings Plan account in accordance with the original terms of the Preferred Stock. Preferred Stock shares, which were included in the diluted earnings per share calculation as appropriate, were converted into approximately nine million common stock shares. Annual dividend savings will approximate $11 million after tax.

Common Stock Outstanding
During the first three months of 2005, common stock outstanding decreased 4.8 million shares to 266.6 million shares from 271.4 million shares at the beginning of the year. The decline in outstanding shares is attributable to approximately eight million shares repurchased and retired partially offset by approximately three million shares issued due to the exercise of stock options.


Stock Option Accounting
-------------------------

As discussed in the 2004 10-K, prior to fiscal year 2005, the Company followed Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," which did not require expense recognition for stock options when the exercise price of an option equaled, or exceeded, the fair market value of the common stock on the date of grant. Effective January 30, 2005, the Company early-adopted SFAS No. 123R, which requires the use of the fair value method for accounting for stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Accordingly, in the first quarter of 2005, the Company recorded compensation expense of $19 million ($12 million after tax), reflecting the requirements of the final accounting rules to recognize compensation expense over the employee service period, which is to the earlier of the retirement eligibility date or the normal vesting period. This resulted in a reduction in diluted earnings per share of about $0.05. The Company currently expects total compensation expense related to stock options for full-year 2005 of approximately $33 million ($21 million after tax), or approximately $0.08 per share.

Prior to fiscal year 2005, the Company used the Black-Scholes option-pricing model to estimate the grant date fair value of its stock option awards. For grants subsequent to the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards on the date of grant using a binomial lattice model. The Company believes that the binomial lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior.

The expected volatility used in the binomial lattice model is based on an analysis of historical prices of JCPenney's stock and open market exchanged options, and was developed in consultation with an outside valuation specialist and the Company's financial advisors. The expected volatility reflects the volatility implied from a price quoted for a hypothetical call option with a duration consistent with the expected life of the options, and the volatility implied by the trading of options to purchase the Company's stock on open-market exchanges. As a result of the Company's turnaround over the past four years and the disposition of the Eckerd drugstore operations, a significant portion of the historical volatility is not considered to be a good indicator of future volatility. The expected term of options granted is based primarily on historical exercise patterns, but also incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The dividend yield is assumed to increase ratably to the Company's expected dividend yield level based on targeted payout ratios over the expected life of the options. The option cancellation assumption, which impacts the total expense recognized as opposed to the fair value of the award, takes into account historical patterns, adjusted to reflect the Company's turnaround efforts.

The Company has not adjusted prior year financial statements under the optional modified retrospective method of adoption, but has disclosed the pro-forma impact of expensing stock options on the first quarter of 2004 in Note 1 to the Unaudited Interim Consolidated Financial Statements.


Critical Accounting Policies
----------------------------

Management's discussion and analysis of its financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates estimates used, including those related to inventory valuation under the retail method; valuation of long-lived assets; estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies; and pension accounting. Actual results may differ from these estimates under different assumptions or conditions. Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the 2004 10-K includes detailed descriptions of certain judgments that management makes in applying its accounting policies in these areas.


Recently Issued Accounting Pronouncements
------------------------------------------

Recently issued accounting pronouncements are discussed in Note 1 to the Unaudited Interim Consolidated Financial Statements.


Pre-Approval of Auditor Services
--------------------------------

During the first quarter of 2005, the Audit Committee of the Company's Board of Directors approved estimated fees for the remainder of 2005 related to the performance of both audit, including Sarbanes-Oxley Section 404 attestation work, as well as allowable non-audit services by the Company's external auditors, KPMG LLP.

Seasonality
------------

The results of operations and cash flows for the 13 weeks ended April 30, 2005 are not necessarily indicative of the results for the entire year. The Company's business depends to a great extent on the last quarter of the year. Historically for the fourth quarter, Department Stores and Catalog/Internet sales have averaged approximately one-third of annual sales and income from continuing operations has averaged about 60% of the full-year total.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks in the normal course of business due to changes in interest rates and currency exchange rates. The Company's market risks related to interest rates at April 30, 2005 are similar to those disclosed in the Company's 2004 10-K. For the 13 weeks ended April 30, 2005, the other comprehensive loss on foreign currency translation was $1 million. Due to the limited nature of foreign operations, management believes that its exposure to market risk associated with foreign currencies would not have a material impact on its financial condition or results of operations.


Item 4 - Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of
1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There were no changes in the Company's internal control over financial reporting during the Company's first quarter ended April 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company's current view of future events and financial performance. The words expect, plan, anticipate, believe, intent, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, including gasoline prices, changes in management, retail industry consolidations, acts of terrorism or war and government activity. Please refer to the Company's 2004 Annual Report on Form 10-K and subsequent filings for a further discussion of risks and uncertainties. The Company intends the forward-looking statements in this Report on Form 10-Q to speak only at the time of its release and does not undertake to update or revise these forward-looking statements as more information becomes available.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

The Company has no material legal proceedings pending against it.

In the matter of Vicente Balderaz v. J. C. Penney Direct Marketing Services, Inc., ("DMS"), AEGON Direct Marketing Services, Inc., and J. C. Penney Life Insurance Company n/k/a/ Stonebridge Insurance Company, in the First Judicial District, State of New Mexico, County of Santa Fe (No. D-0101-CV2005-00249) ("the New Mexico Lawsuit"), first reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005, DMS has been dismissed without prejudice.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

          (c)  Issuer Purchases of Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company's common stock during the quarter ended April 30, 2005:

                Period                       Total           Average         Cumulative Number        Maximum
                                             Number of       Price             of Shares             Approximate
                                             Shares          Paid Per         Purchased as          Dollar Value
                                             Purchased       Share            Part of Publicly     of Shares that
                                             During                             Announced            May Yet Be
                                             Period                             Plans or             Purchased
                                                                             Programs (1)(2)          Under the
                                                                                                      Plans or
                                                                                                    Programs (in
                                                                                                       millions)
     -----------------------------        -------------    ------------    -------------------     ----------------

     January 30, 2005 through
     March 5, 2005                             423,900         $ 44.23             50,516,400          $1,029(1)

     March 6, 2005 through
     April 2, 2005                           3,409,100         $ 47.14             53,925,500         $1,618(1)(2)

     April 3, 2005 through
     April 30, 2005                          3,837,000         $ 47.05             57,762,500         $1,438(1)(2)
                                          -------------                    -------------------

       Total                                 7,670,000                             57,762,500
                                          =============                    ===================

(1) In 2004, the Company's Board of Directors approved a common stock repurchase program of up to $3.0 billion for common stock repurchases (not to exceed 133 million shares), including up to $650 million that had been contingent upon the conversion of the Company's 5.0% Convertible Subordinated Notes Due 2008, which occurred from October 26, 2004, through November 16, 2004. This repurchase program, which the Company announced on August 2, 2004, has no expiration date, but is expected to be completed by the end of the second quarter of 2005.

(2) In 2005, the Board of Directors approved a common stock repurchase program of up to $750 million. This program, which the Company announced on March 18, 2005, has no expiration date, but is expected to be completed by the end of fiscal year 2005.

Item 6 - Exhibits

          Exhibit Nos.
          ------------

               10.1 J. C. Penney  Company,  Inc. 2005 Equity  Compensation  Plan
                    (incorporated by reference to Annex A to Company's definitive Notice of Annual Meeting and Proxy Statement for its Annual Meeting of Stockholders held on May 20, 2005, SEC File No. 1-15274).

               10.2 Terms of Agreement  between M. T. Theilmann and J. C. Penney
                    Company, Inc. (incorporated by reference to Exhibit 10.1 to Company's Form 8-K dated May 9, 2005, SEC File No. 1-15274).

               10.3 Form of  Restricted  Stock Unit  Award - 2005  Non-Associate
                    Director Annual Grant  (incorporated by reference to Exhibit
                    10.1 to Company's Form 8-K dated May 24, 2005, SEC File No. 1-15274).

               10.4 Form of Grant of Stock Option(s), Special Stock Option Grant
                    (incorporated by reference to Exhibit 10.1 to Company's Form 8-K dated May 31, 2005, SEC File No. 1-15274).

               10.5 Form of Notice of Restricted  Stock Award  (incorporated  by reference to Exhibit 10.2 to Company's Form 8-K dated May 31, 2005, SEC File No. 1-15274).

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



                                           J. C. PENNEY COMPANY,INC.
                                           By /s/ W. J. Alcorn
                                           --------------------------------
                                            W. J. Alcorn
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)









Date: June 8, 2005

                                                                    Exhibit 31.1

CERTIFICATION

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date:  June 8, 2005.
                                           /s/ Myron E. Ullman, III
                                           ---------------------------
                                           Myron E. Ullman, III
                                           Chairman and Chief Executive Officer
                                           J. C. Penney Company, Inc.

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date:  June 8, 2005.
                                           /s/ Robert B. Cavanaugh
                                           ---------------------------
                                           Robert B. Cavanaugh
                                           Executive Vice President and
                                           Chief Financial Officer
                                           J. C. Penney Company, Inc.

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending April 30, 2005 (the "Report"), I, Myron E. Ullman, III, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 8th day of June 2005.

                                           /s/ Myron E. Ullman, III
                                           -----------------------------
                                           Myron E. Ullman, III
                                           Chairman and Chief Executive Officer

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending April 30, 2005 (the "Report"), I, Robert B. Cavanaugh, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 8th day of June 2005.

                                           /s/ Robert B. Cavanaugh
                                           -----------------------------
                                           Robert B. Cavanaugh
                                           Executive Vice President and
                                           Chief Financial Officer