Form 10-Q
period 2005-07-30
J C PENNEY CO INC
filed 2005-09-07
CIK 1166126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

     X  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005      Commission file number 1-15274

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

Yes            X           No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                        No        X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

250,404,297 shares of Common Stock of 50 cents par value, as of September 6, 2005.

                                      INDEX
                                                                                 Page
                                                                                ----------

Part I         Financial Information
   Item 1.     Unaudited Financial Statements
               Consolidated Statements of Operations                                  1
               Consolidated Balance Sheets                                            2
               Consolidated Statements of Cash Flows                                  4
               Notes to the Unaudited Interim Consolidated Financial Statements       5
   Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                              20

   Item 3.     Quantitative and Qualitative Disclosures about Market Risk             34
   Item 4.     Controls and Procedures                                                34
Part II        Other Information
   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds            35
   Item 4.     Submission of Matters to a Vote of Security Holders                    36
   Item 6.     Exhibits                                                               37
Signature Page                                                                        38
Certifications                                                                        39


PART I - FINANCIAL INFORMATION

       Item 1 - Unaudited Financial Statements

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

($ in millions, except per share data)                      13 weeks ended                   26 weeks ended
                                                    ------------------------------- ------------------------------

                                                       July 30,         July 31,        July 30,        July 31,
                                                         2005             2004            2005            2004
                                                    ---------------   -------------   -------------  ---------------
Retail sales, net                                        $ 3,981         $ 3,778         $ 8,099          $ 7,750
Cost of goods sold                                         2,465           2,371           4,889            4,757
                                                    ---------------   -------------   -------------  ---------------
Gross margin                                               1,516           1,407           3,210            2,993
Selling, general and administrative expenses               1,303           1,258           2,689            2,620
Net interest expense                                          40              48              89              102
Bond premiums and unamortized costs                            5               -              18                -
Real estate and other (income)                               (14)             (5)            (36)             (13)
                                                    ---------------   -------------   -------------  ---------------
Income from continuing operations
    before income taxes                                      182             106             450              284
Income tax expense                                            60              38             157               99
                                                    ---------------   -------------   -------------  ---------------
Income from continuing operations                        $   122         $    68         $   293          $   185
Income/(loss) from discontinued operations,
  net of income tax expense/(benefit) of $28,
  $(86), $28 and $(176)                                        9             (67)             10             (143)
                                                    ---------------   -------------   -------------  ---------------
Net income                                               $   131         $     1         $   303          $    42

Less: preferred stock dividends                                -               6               -               12
                                                    ---------------   -------------   -------------  ---------------
Net income/(loss) applicable to common
    stockholders                                         $   131         $    (5)        $   303          $    30
                                                    ===============   =============   =============  ===============
Basic earnings/(loss) per share:
-----------------------------------
    Continuing operations                                $  0.46         $  0.22         $  1.10          $  0.62
    Discontinued operations                                 0.04           (0.24)           0.04            (0.51)
                                                    ---------------   -------------   -------------  ---------------
    Net income/(loss)                                    $  0.50         $ (0.02)        $  1.14          $  0.11
                                                    ===============   =============   =============  ===============
Diluted earnings/(loss) per share:
-----------------------------------
    Continuing operations                                $  0.46         $  0.22         $  1.09          $  0.60
    Discontinued operations                                 0.04           (0.24)           0.04            (0.46)
                                                    ---------------   -------------   -------------  ---------------
    Net income/(loss)                                    $  0.50          $(0.02)         $ 1.13           $ 0.14
                                                    ===============   =============   =============  ===============


     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)


($ in millions)                                                    July 30,        July 31,       Jan. 29,
                                                                     2005            2004           2005
                                                                ---------------   ------------  --------------

Assets
Current assets
   Cash and short-term investments
         (including restricted balances of $64,
         $88 and $63)                                               $ 3,385         $ 7,383        $ 4,649

  Receivables                                                           212             150            274

  Merchandise inventory (net of LIFO
         reserves of $25, $43 and $25)                                3,445           3,408          3,142

  Prepaid expenses                                                      194             198            167
                                                                ---------------   ------------  --------------

        Total current assets                                          7,236          11,139          8,232

Property and equipment (net of accumulated
         depreciation of $2,169, $2,202 and $2,032)                   3,625           3,413          3,575


Prepaid pension                                                       1,515           1,297          1,538

Other assets                                                            536             465            473

Assets of discontinued operations                                         -             227            309
                                                                ---------------   ------------  --------------
Total Assets                                                        $12,912        $ 16,541       $ 14,127
                                                                ===============   ============  ==============



     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

($ in millions, except per share data)                             July 30,        July 31,       Jan. 29,
                                                                     2005            2004           2005
                                                                 --------------   ------------  -------------
Liabilities and Stockholders' Equity
Current liabilities
  Trade payables                                                     $ 1,362        $ 1,341        $ 1,143
  Accrued expenses and other                                           1,297          1,358          1,627
  Current maturities of long-term debt                                    15          1,165            459
  Income taxes payable                                                    36            799             68
  Deferred taxes                                                           -             90              -
                                                                 --------------   ------------  -------------
       Total current liabilities                                       2,710          4,753          3,297

Long-term debt                                                         3,457          3,960          3,464

Deferred taxes                                                         1,320          1,140          1,319

Other liabilities                                                      1,031            991          1,042

Liabilities of discontinued operations                                     -             95            149
                                                                 --------------   ------------  -------------
       Total Liabilities                                               8,518         10,939          9,271

Stockholders' equity
Capital stock
  Preferred stock(1)                                                       -            291              -
  Common stock and additional paid-in capital(2)                       4,090          3,774          4,176
                                                                 --------------   ------------  -------------
Total capital stock                                                    4,090          4,065          4,176
                                                                 --------------   ------------  -------------

Reinvested earnings at beginning of year                                 812          1,728          1,728

  Net income                                                             303             42            524
  Retirement of common stock                                            (759)             -         (1,290)
  Dividends declared                                                     (66)           (81)          (150)
                                                                 --------------   ------------  -------------
Reinvested earnings at end of period                                     290          1,689            812

Accumulated other comprehensive income/(loss)                             14           (152)          (132)
                                                                 --------------   ------------  -------------
      Total Stockholders' Equity                                       4,394          5,602          4,856
                                                                 --------------   ------------  -------------
Total Liabilities and Stockholders' Equity                           $12,912        $16,541        $14,127
                                                                 ==============   ============  =============


(1) Preferred stock has a stated value of $600 per share; 25 million shares are authorized. At July 30, 2005 and January 29, 2005, no shares were issued and outstanding due to the conversion of all preferred shares into common stock during 2004. At July 31, 2004, 0.5 million shares of Series B ESOP convertible preferred stock were issued and outstanding.

(2) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. At July 30, 2005, July 31, 2004 and January 29, 2005, 256 million shares, 284 million shares and 271 million shares were issued and outstanding, respectively.

     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

($ in millions)                                                                   26 weeks ended
                                                                      ----------------------------------------
                                                                           July 30,               July 31,
                                                                             2005                   2004
                                                                      ------------------     -----------------
Cash flows from operating activities:
Income from continuing operations                                             $ 293                $  185
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
   Asset impairments, PVOL and other unit closing costs                           3                     3
   Depreciation and amortization                                                175                   168
   Net gains on sale of assets                                                  (22)                   (3)
   Benefit plans expense                                                         31                    19
   Stock-based compensation                                                      27                     7
   Deferred taxes                                                                78                    34
Change in cash from:
    Receivables                                                                 (15)                  (16)
    Inventory                                                                  (303)                 (273)
    Prepaid expenses and other assets                                            12                    19
    Trade payables                                                              219                   221
    Current income taxes payable                                                (32)                   67
    Accrued expenses and other liabilities                                     (253)                 (213)
                                                                      ------------------     -----------------
Net cash provided by operating activities                                       213                   218
                                                                      ------------------     -----------------
Cash flows from investing activities:
Capital expenditures                                                           (233)                 (179)
Proceeds from the sale of Eckerd drugstores                                       -                 4,666
Proceeds from the sale of Renner shares                                         283                     -
Proceeds from sale of assets                                                     27                    28
                                                                      ------------------     -----------------
Net cash provided by investing activities                                        77                 4,515
                                                                      ------------------     -----------------
Cash flows from financing activities:
Payment of long-term debt, including capital
      leases and bond premiums                                                 (466)                 (238)
Common stock repurchased                                                     (1,018)                    -
Dividends paid, common and preferred                                            (69)                  (81)
Proceeds from stock options exercised                                           118                   169
Excess tax benefits on stock options exercised                                   40                     -
                                                                      ------------------     -----------------
Net cash (used in) financing activities                                      (1,395)                 (150)
                                                                      ------------------     -----------------
Cash (paid for) discontinued operations                                        (159)                 (164)
                                                                      ------------------     -----------------
Net (decrease)/increase in cash and short-term investments                   (1,264)                4,419
Cash and short-term investments at beginning of year                          4,649                 2,964
                                                                      ------------------     -----------------
Cash and short-term investments at end of period                             $3,385                $7,383
                                                                      ==================     =================


     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

Notes to the Unaudited Interim Consolidated Financial Statements


1)   Summary of Significant Accounting Policies
     -------------------------------------------

A description of significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the 2004 10-K). The accompanying unaudited Interim Consolidated Financial Statements present the results of J. C. Penney Company, Inc. and its subsidiaries (the Company or JCPenney) and should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2004 10-K. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Certain reclassifications were made to prior year amounts to conform to the current period presentation, including the reclassification of the results of operations and financial position of Lojas Renner S.A. to discontinued operations for all periods presented (see Note 2). Additionally, as a result of guidance issued by the Securities and Exchange Commission, the Company reviewed its lease accounting policies at year-end 2004. As a result of this review, a cumulative pre-tax expense adjustment was recorded in the fourth quarter of 2004 related to recognizing rent on a straight-line basis over the lease term and synchronizing depreciation periods for fixed assets with the related lease terms. The impact on prior years was not material. The Company also recorded a $111 million balance sheet adjustment at January 29, 2005 to increase net Property and Equipment and establish a deferred rent liability, included in Other Liabilities in the Company's Consolidated Balance Sheet, for the unamortized balance of developer/tenant allowances. As of July 30, 2005, the balance of the deferred rent liability was $126 million.

Certain debt securities were issued by J. C. Penney Corporation, Inc. (JCP), the wholly owned operating subsidiary of the Company. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Company of certain of JCP's outstanding debt securities is full and unconditional.

Stock-Based Compensation

The Company has a stock-based compensation plan that provides for grants to associates of stock awards, stock appreciation rights or options to purchase the Company's common stock. Prior to fiscal year 2005, the Company accounted for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related Interpretations. No compensation cost was reflected in the Consolidated Statements of Operations for stock options prior to fiscal year 2005, since all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 30, 2005, the Company early-adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" (SFAS No. 123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company has not adjusted prior year financial statements under the optional modified retrospective method of adoption.

Compensation expense attributable to stock options in the second quarter of 2005 was $5 million ($3 million after tax), a reduction of $0.01 for both basic and diluted earnings per share. Compensation expense for the first half of 2005 was $24 million ($15 million after tax), reducing both basic and diluted earnings per share by $0.06.

SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the 26 weeks ended July 30, 2005, this new treatment resulted in cash flows from financing activities of $40 million, which reduced cash flows from operating activities by the same amount. For the first half of 2004, the tax benefit included in cash flows from operating activities was $70 million.

Under APB No. 25, pro-forma expense for stock options was calculated on a straight-line basis over the stated vesting period, which typically ranges from one to five years. Upon the adoption of SFAS No. 123R, the Company records compensation expense on a straight-line basis over the employee service period, which is to the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the stated vesting period (the non-substantive vesting period approach).

The following table illustrates the effect on net income and earnings/(loss) per share as if the fair value method had been applied to all outstanding awards in 2004. The 2005 information is provided in the table for purposes of comparability.

  ($ in millions, except EPS)                                       13 weeks ended                26 weeks ended
                                                              ------------ ------------    ------------- ------------
                                                                 July 30,     July 31,        July 30,     July 31,
                                                                   2005       2004 (1)          2005        2004(1)
                                                              ------------ ------------    ------------- ------------
  Net income, as reported                                          $ 131          $  1           $ 303        $  42
  Add:  Stock-based employee compensation
      expense included in reported net income, net of
      related tax effects                                              2             2              16            4
  Deduct:  Total stock-based employee compensation
      expense determined under the fair value method
      for all awards, net of related tax effects                      (2)           (6)            (16)         (12)
                                                              ------------ ------------    ------------- ------------
  Pro-forma net income/(loss)                                      $ 131         $  (3)          $ 303        $  34
                                                              ============ ============    ============= ============
Earnings/(loss) per share:
      Basic--as reported                                          $ 0.50        $(0.02)         $ 1.14       $ 0.11
      Basic--pro forma                                            $ 0.50        $(0.03)         $ 1.14       $ 0.08
      Diluted--as reported                                        $ 0.50        $(0.02)         $ 1.13       $ 0.14
      Diluted--pro forma                                          $ 0.50        $(0.03)         $ 1.13       $ 0.11

     (1) If the prior year pro-forma expense had been attributed using the non-substantive vesting period approach, total stock-based employee compensation expense for the second quarter and first half would have been $4 million and $16 million, net of tax, respectively, and pro-forma net (loss)/income would have been $(1) million and $30 million, respectively. Basic and diluted pro-forma
(loss)/earnings per share would have been $(0.02) for last year's second quarter, and $0.07 and $0.10, respectively, for the first half of last year.

Prior to fiscal year 2005, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of stock option awards. For grants subsequent to the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards on the date of grant using a binomial lattice model developed by outside consultants who worked with the Company in the implementation of SFAS No. 123R. The Company believes that the binomial lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior.

The expected volatility used in the binomial lattice model is based on an analysis of historical prices of JCPenney's stock and open market exchanged options, and was developed in consultation with an outside valuation specialist and the Company's financial advisors. The expected volatility reflects the volatility implied from a price quoted for a hypothetical call option with a duration consistent with the expected life of the options, and the volatility implied by the trading of options to purchase the Company's stock on open-market exchanges. As a result of the Company's turnaround over the past four and a half years and the disposition of the Eckerd drugstore operations, a significant portion of the historical volatility is not considered to be a good indicator of future volatility. The expected term of options granted is derived from the output of the binomial lattice model, and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The dividend yield is assumed to increase ratably to the Company's expected dividend yield level based on targeted payout ratios over the expected life of the options.

The following table presents the assumptions utilized to estimate the grant date fair value of stock options:

                                                13 weeks ended                             26 weeks ended
                                    --------------------------------------    ---------------------------------------
                                      July 30, 2005       July 31, 2004          July 30, 2005       July 31, 2004
                                    ------------------- ------------------    -------------------- ------------------
Valuation model                      Binomial Lattice     Black-Scholes        Binomial Lattice      Black-Scholes
Expected volatility                       30.0%               30.0%                  30.0%               30.0%
Expected dividend yield                0.92%-1.20%            1.40%               0.92%-1.20%            1.40%
Expected term                            5 years             5 years                5 years             5 years
Risk-free rate                             3.7%               3.9%                   4.0%                3.0%
Weighted-average fair value
    of options at grant date             $ 14.46             $ 10.23                $ 12.86             $ 8.44

See Note 9 for additional discussion of the Company's stock-based compensation.


Effect of New Accounting Standards

On May 19, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The referenced legislation (the Act) was passed in December 2003, and provides for a federal subsidy to employers that offer retiree prescription drug benefits that are at least actuarially equivalent to those offered under the government sponsored Medicare Part D. While the provisions of FSP SFAS No. 106-2 were effective in the Company's third quarter of 2004, final regulations that define actuarial equivalency were not issued until January 2005. As discussed in
Note 10, the Company amended its medical plan to phase out the Company-provided subsidy to post-age 65 retirees by 2007. Accordingly, the Act will not have a material effect on the Company's consolidated financial statements.

2) Discontinued Operations
   -----------------------

Lojas Renner S.A.

On July 5, 2005, the Company's wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Lojas Renner S.A. (Renner), a Brazilian department store chain, through a public stock offering registered in Brazil. The Company generated cash proceeds of $283 million from the sale of its interest in Renner. After taxes and transaction costs, net proceeds will approximate $260 million. Proceeds from the sale are being used for common stock repurchases, as announced in July 2005, and more fully discussed in Note 3.

The sale resulted in a pre-tax gain of $26 million and a loss of $8 million on an after-tax basis. The relatively high tax cost is largely due to the tax basis of the Company's investment in Renner being lower than its book basis as a result of accounting for the investment under the cost method for tax purposes. Included in the pre-tax gain on the sale was $83 million of foreign currency translation losses that had accumulated since the Company acquired its controlling interest in Renner. For all periods presented, Renner's results of operations and financial position have been reclassified and reflected as a discontinued operation.

Eckerd Drugstores

On July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations to the Jean Coutu Group (PJC) Inc. (Coutu) and CVS Corporation and CVS Pharmacy, Inc. (collectively, CVS) for a total of approximately $4.7 billion in cash proceeds. After taxes, fees and other transaction costs, and estimated post-closing adjustments, management continues to expect the ultimate net cash proceeds from the sale to total approximately $3.5 billion. Proceeds from the sale have been used for common stock repurchases and debt reduction, as announced in August 2004, and more fully discussed in
Note 3.

During the second quarter of 2005, an after-tax credit of $5 million was recorded to reflect reserve and income tax adjustments. Including the second quarter adjustments, the loss on the sale was $721 million pre-tax, or $1,428 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions. Of the total after-tax loss on the sale, $1,325 million was recorded in 2003 to reflect Eckerd at its estimated fair value less costs to sell. During the first and second quarters of 2004, after-tax losses of $77 million and $31 million, respectively, were recorded to reflect revised estimates of certain post-closing adjustments and resulting sales proceeds.

The Company established reserves at July 31, 2004 for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets, assumption of the Eckerd Pension Plan and various post-employment benefit obligations and environmental indemnifications. During the second quarter of 2005, the Company reached final settlement with both Coutu and CVS regarding the working capital adjustments as required in the respective sale agreements. The reserves that had been previously established were adequate to cover the respective payments. Management continues to review and update the remaining reserves on a quarterly basis, and believes that the overall reserves, as adjusted, are adequate at the end of the second quarter of 2005 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company's Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations.

As part of the Asset Purchase Agreement with CVS, it was agreed that, with respect to the Colorado and New Mexico locations (CN real estate interests), at closing any of these properties that were not disposed of would be transferred to CVS. On August 25, 2004, the Company and CVS entered into the CN

Rescission Agreement, whereby the Company received a one-time payment from CVS of $21.4 million, which represented the agreed-upon limit of CVS's liability regarding the CN real estate interests plus net proceeds from dispositions as of August 25, 2004 minus expenses borne and paid by CVS as of August 25 relating to the CN real estate interests. Effective August 25, 2004, CVS transferred to the Company all CN real estate interests not disposed of, corresponding third party agreements and liabilities. The Company engaged a third-party real estate firm and has disposed of most of the properties and is working through disposition plans for the remaining properties.

At or immediately prior to the closing of the sale of Eckerd on July 31, 2004, the Company assumed sponsorship of the Pension Plan for Former Drugstore Associates, the Eckerd Contingent Separation Pay Programs and various other terminated non-qualified retirement plans and programs. The Company further assumed all severance and post-employment health and welfare benefit obligations under various Eckerd plans, employment and other specific agreements. The Company has evaluated its options with respect to these assumed liabilities, and has either settled the obligations in accordance with the provisions of the applicable plan or program or determined in most other cases to terminate the agreements, plans or programs and settle the underlying benefit obligations. On June 20, 2005, the Board of Directors of JCP approved the termination of JCP's Pension Plan for Former Drugstore Associates. JCP is in the process of seeking regulatory approval for the termination and selecting an annuity provider to settle the underlying benefit obligations.

As part of the Eckerd sale agreements, the Company retained responsibility to remediate environmental conditions that existed at the time of the sale. Certain properties, principally distribution centers, were identified as having such conditions at the time of sale. Reserves were established by management, after consultation with an environmental engineering firm, for specifically identified properties, as well as a certain percentage of the remaining properties, considering such factors as age, location and prior use of the properties.

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

For a period of 12 months from the closing date, the Company provided to the purchasers certain information systems, accounting, banking, vendor contracting, tax and other transition services as set forth in the Company's Transition Services Agreements (Transition Agreements) with Coutu and CVS. These transition services ended as planned on July 31, 2005. One Transition Agreement with Pharmacare Management Services, Inc., a subsidiary of CVS, remains, which involves the provision of information and data management services for a period of up to 15 months from the closing date. Under the Transition Agreements, the Company has been receiving monthly service fees, which were designed to recover the estimated costs of providing the specified services. Actual costs to provide such services that exceed the estimates are reflected in Income/(Loss) from Discontinued Operations.

Income/(Loss) from Discontinued Operations in the Consolidated Statements of Operations reflects Eckerd's operating results prior to the closing of the sale on July 31, 2004, including allocated interest expense. Interest expense was allocated to the discontinued operation based on Eckerd's outstanding balance on its intercompany loan payable to JCPenney, which accrued interest at JCPenney's weighted-average interest rate on its net debt (long-term debt net of short-term investments) calculated on a monthly basis.

Results of discontinued operations as reflected in the Consolidated Statements of Operations for the 13 and 26 weeks ended July 30, 2005 and July 31, 2004 are summarized below:

($ in millions)                                                13 weeks ended                26 weeks ended
                                                        ----------------------------- ------------------------------
                                                           July 30,      July 31,        July 30,        July 31,
                                                              2005          2004            2005           2004
                                                        ----------------------------- ------------------------------
Eckerd                                                  ----------------------------- ------------------------------
   Net sales                                                   $  -       $ 3,532           $  -         $ 7,254
                                                        ----------------------------- ------------------------------
   Gross margin                                                   -           833              -           1,676
   Selling, general and administrative expenses                   -           841              -           1,635
   Interest expense                                               -            51              -              97
   Acquisition amortization                                       -             3              -               5
   Other                                                          -             1              -               2
                                                        ----------------------------- ------------------------------
(Loss) before income taxes                                        -           (63)             -             (63)
Income tax (benefit)                                              -           (23)             -             (23)
                                                        ----------------------------- ------------------------------
Eckerd (loss) from operations                                     -           (40)             -             (40)

Gain/(loss) on sale of Eckerd, net of income tax
   (benefit) of $(13), $(65),$(13) and $(155)                     5           (31)             5            (108)
Renner income from operations, net of income
   tax expense of $4, $2, $4 and $2                               6             4              7               5
(Loss) on sale of Renner, net of income
   tax expense of $34, $-, $34 and $-                            (8)            -             (8)              -
Other discontinued operations, net of income
   tax expense of $3, $-, $3 and $-                               6             -              6               -
                                                        ----------------------------- ------------------------------
Total income/(loss) from discontinued
    operations, net                                            $  9        $  (67)          $ 10          $ (143)
                                                        ============================= ==============================

Included in the Renner income from operations amounts provided above were net sales of $113 million and $79 million, respectively, for the second quarters of 2005 and 2004, and $187 million and $140 million, respectively, for the first half of 2005 and 2004.

With the closing of the Eckerd sale on July 31, 2004, there were no assets or liabilities of the Eckerd discontinued operation as of July 30, 2005, July 31, 2004 or January 29, 2005. With the closing of the sale of Renner shares on July 5, 2005, there were no assets or liabilities of the Renner discontinued operation at July 30, 2005. Assets and liabilities of the Renner discontinued operation as of July 31, 2004 and January 29, 2005 were as follows:

($ in millions)                                           July 31,           Jan. 29,
                                                            2004               2005
                                                      -----------------  ------------------
Current assets                                                $ 130               $ 195
Goodwill                                                         39                  43
Other assets                                                     58                  71
                                                      -----------------  ------------------
    Total assets                                              $ 227               $ 309
                                                      -----------------  ------------------
Current liabilities                                           $  95               $ 149
Other liabilities                                                 -                   -
                                                      -----------------  ------------------
    Total liabilities                                         $  95               $ 149
                                                      -----------------  ------------------
JCPenney's net investment in Renner                           $ 132               $ 160
                                                      =================  ==================


The carrying amount of goodwill for Renner, which is reflected in Assets of Discontinued Operations in the Company's Consolidated Balance Sheets, was $39 million and $43 million as of July 31, 2004 and January 29, 2005, respectively. Changes in carrying value were related to foreign currency translation adjustments. There were no impairment losses related to goodwill recorded during the first half of 2005 or 2004.


3)   Capital Structure Repositioning
     --------------------------------

In August 2004, the Company initiated a major equity and debt reduction program focused on enhancing stockholder value, strengthening the capital structure and improving the credit rating profile. On March 18, 2005, the Board of Directors authorized additional common stock repurchases and debt retirements, and on July 15, 2005, the Company announced additional Board authorization for repurchases of common stock. The Company is using the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Renner shares, cash proceeds from the exercise of stock options and existing cash and short-term investment balances, including free cash flow generated in 2004, to fund the programs, which consist of the following:

Common Stock Repurchases
------------------------
During the second quarter of 2005, the Company substantially completed its $3.0 billion common stock repurchase program authorized in 2004. In addition, the Company currently has outstanding common stock repurchase programs of up to $1.15 billion, which were authorized in 2005. Share repurchases have been and will continue to be made in open-market transactions, subject to market conditions, legal requirements and other factors. During the second quarter of 2005, 12.5 million shares of common stock were repurchased for a total cost of $666 million. During the first half of 2005, the Company repurchased 20.2 million shares of common stock at a cost of approximately $1.026 billion, bringing the total purchases to date under all programs to 70.3 million shares of common stock at a cost of approximately $3.0 billion. This represents approximately 72% of the planned repurchases and in excess of 20% of the shares the Company had outstanding at the time the original program was initiated.

Debt Reduction
---------------
The Company's debt reduction programs, which were completed during the second quarter of 2005, consisted of approximately $2.14 billion of debt retirements, including approximately $1.89 billion authorized in 2004 and $250 million authorized in 2005. JCP's $400 million 7.4% Debentures Due 2037, which were subject to redemption at the option of the holders, had initially been included in the 2004 program, but upon expiration of the put option on March 1, 2005, virtually all of the holders extended their debentures to the stated 2037 maturity date.

The Company's debt retirements included $194 million and $56 million of open-market debt repurchases in the first and second quarters of 2005, respectively, the payment of $193 million of long-term debt at the scheduled maturity date in May 2005, and 2004 transactions that consisted of $650 million of debt converted to common stock, $822 million of cash payments and the termination of the $221 million Eckerd securitized receivables program. Of the $194 million of JCP's outstanding debt repurchased in the first quarter of 2005, $125 million principal amount cash settled in the first quarter, and the remaining $69 million principal amount cash settled in the first week of the second quarter. The Company incurred pre-tax charges of $18 million ($13 million and $5 million in the first and second quarters of 2005, respectively) related to these early debt retirements. During the second half of 2004, the Company incurred total pre-tax charges of $47 million related to early debt retirements.

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

Common Stock Outstanding

During the first half of 2005, common stock outstanding decreased 15.8 million shares to 255.6 million shares from 271.4 million shares at the beginning of the year. The decline in outstanding shares is attributable to approximately 20 million shares repurchased and retired, partially offset by approximately four million shares issued due to the exercise of stock options.


4)  Earnings/(Loss) per Share
   ----------------------------

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

Income from continuing operations and shares used to compute EPS from continuing operations, basic and diluted, are reconciled below:

 (in millions, except EPS)                                     13 weeks ended                26 weeks ended

                                                           -------------------------   --------------------------
                                                             July 30,     July 31,      July 30,       July 31,
                                                              2005          2004          2005          2004
                                                           ------------  -----------   -----------   ------------
Earnings:
Income from continuing operations                              $ 122         $ 68         $ 293          $ 185
Less: preferred stock dividends, net of tax                        -            6             -             12
                                                           ------------  -----------   -----------   ------------
Income from continuing operations, basic                         122           62           293            173
Adjustment for assumed dilution:
   Interest on 5% convertible debt, net of tax                     -            -             -             11
                                                           ------------  -----------   -----------   ------------
Income from continuing operations, diluted                     $ 122         $ 62         $ 293          $ 184
                                                           ============  ===========   ===========   ============
Shares:
Average common shares outstanding (basic shares)                 262          283           267            280
Adjustments for assumed dilution:
    Stock options and restricted stock units                       3            4             2              5
    Shares from convertible debt                                   -            -             -             23
                                                           ------------  -----------   -----------   ------------
Average shares assuming dilution (diluted shares)                265          287           269            308
                                                           ============  ===========   ===========   ============
EPS from continuing operations:
Basic                                                          $0.46        $0.22         $1.10          $0.62
Diluted                                                        $0.46        $0.22         $1.09          $0.60


The following potential shares of common stock were excluded from the EPS calculation since they were anti-dilutive:

(shares in millions)
                                                            13 weeks ended                   26 weeks ended
                                                    --------------------------------  ------------------------------
                                                       July 30,        July 31,         July 30,        July 31,
                                                         2005            2004             2005            2004
                                                    --------------- ----------------  -------------- ---------------
Stock options                                                4                3               4               7
Preferred stock                                              -               10               -              10
$650 million notes convertible at $28.50
    per share                                                -               23               -               -



5)  Cash and Short-Term Investments
    --------------------------------

($ in millions)                                           July 30,            July 31,           Jan. 29,
                                                            2005                2004               2005
                                                     -------------------  -----------------   ---------------
Cash                                                         $  136            $ 4,767(1)          $  39

Short-term investments                                        3,249              2,616             4,610
                                                     -------------------  -----------------   ---------------
Total cash and short-term investments                       $ 3,385             $7,383            $4,649
                                                     ===================  =================   ===============

(1) Includes gross cash proceeds of $4,666 million from the sale of Eckerd, which closed on July 31, 2004.

Restricted Short-Term Investment Balances

Short-term investments include restricted balances of $64 million, $88 million and $63 million as of July 30, 2005, July 31, 2004 and January 29, 2005, respectively. Restricted balances are pledged as collateral for import letters of credit not included in the Company's bank credit facility and/or for a portion of casualty insurance program liabilities.


6)  Supplemental Cash Flow Information
    -----------------------------------

($ in millions)                                                                      26 weeks ended
                                                                         ----------------------------------------
                                                                          July 30, 2005          July 31, 2004
                                                                         -----------------      -----------------
Total interest paid                                                                $ 177                  $ 207
  Less:  interest paid attributable to discontinued operations                         6                     99
                                                                         -----------------      -----------------
Interest paid by continuing operations                                             $ 171                  $ 108
                                                                         =================      =================
Interest received by continuing operations(1)                                      $  58                  $  16
                                                                         =================      =================
Total income taxes paid                                                            $ 126                  $  10
  Less: income taxes (received)/paid attributable to
        discontinued operations                                                      (26)                     4
                                                                         -----------------      -----------------
Income taxes paid by continuing operations                                         $ 152                  $   6
                                                                         =================      =================

     (1) There was no interest received attributable to discontinued operations in the first half of 2005 or 2004.

7)  Credit Agreement
    ----------------
On April 7, 2005, the Company, JCP and J. C. Penney Purchasing Corporation entered into a five-year $1.2 billion revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Facility replaced the Company's $1.5 billion credit facility that was scheduled to expire in May 2005. The 2005 Credit Facility is unsecured, and all collateral securing the previously existing $1.5 billion credit facility has been released. The 2005 Credit Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the 2005 Credit Facility is tiered based on JCP's senior unsecured long-term debt ratings by Moody's and Standard & Poor's. Obligations under the 2005 Credit Facility are guaranteed by the Company.

The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a maximum ratio of total Funded Indebtedness to Consolidated EBITDA (Leverage Ratio, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than
3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a minimum ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense (Fixed Charge Coverage Ratio, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0. As of July 30, 2005, the Company's Leverage Ratio was 2.0 to 1.0 and the Fixed Charge Coverage Ratio was
4.6 to 1.0, both in compliance with the requirements.

No borrowings, other than the issuance of trade and standby letters of credit, which totaled $157 million as of the end of the second quarter of 2005, have been, or are expected to be, made under this facility.


8)  Comprehensive Income and Accumulated Other Comprehensive Income/(Loss)
    ----------------------------------------------------------------------

Comprehensive Income/(Loss)
($ in millions)                                             13 weeks ended                    26 weeks ended
                                                     ------------------------------   -------------------------------
                                                        July 30,        July 31,        July 30,         July 31,
                                                          2005            2004            2005             2004
                                                     ---------------  -------------   --------------   --------------
Net income                                                  $  131         $  1             $ 303            $ 42
                                                     ---------------  -------------   --------------   --------------
Other comprehensive income/(loss):
    Net unrealized gains/(losses)
      in real estate investment trusts                          30            8                42              (4)
    Non-qualified retirement plan minimum
      liability adjustment                                       -           (1)                -              (1)
    Reclassification adjustment for
      currency translation loss included in
      discontinued operations                                   83             -               83               -
    Other comprehensive income/(loss) from
       discontinued operations                                  22           (8)               21              (9)
                                                     ---------------  -------------   --------------   --------------
                                                               135           (1)              146             (14)
                                                     ---------------  -------------   --------------   --------------
Total comprehensive income                                  $  266         $  -             $ 449            $ 28
                                                     ===============  =============   ==============   ==============

Accumulated Other Comprehensive Income/(Loss)

($ in millions)                                                       July 30,            July 31,          Jan. 29,
                                                                        2005                2004              2005
                                                                  -----------------   -----------------  ---------------
Net unrealized gains in real estate investment trusts (1)                 $  116            $  56           $  74
Non-qualified retirement plan minimum
  liability adjustment (2)                                                  (102)             (83)           (102)
Other comprehensive (loss) from discontinued operations                        -             (125) (3)       (104) (3)
                                                                  -----------------   -----------------  ---------------
Accumulated other comprehensive income/(loss)                             $   14            $(152)          $(132)
                                                                  =================   =================  ===============


(1) Shown net of a deferred tax liability of $63 million, $30 million and $41 million as of July 30, 2005, July 31, 2004 and January 29, 2005, respectively.

(2) Shown net of a deferred tax asset of $66 million, $53 million and $66 million as of July 30, 2005, July 31, 2004 and January 29, 2005, respectively.

(3) Represents foreign currency translation adjustments related to Renner. A deferred tax asset was not established due to the historical reinvestment of earnings in the Company's Brazilian subsidiary.


9)  Stock-Based Compensation
    --------------------------

At the May 20, 2005 Annual Meeting of Stockholders, the Company's stockholders approved the 2005 Equity Compensation Plan (2005 Plan), which reserved an aggregate of 17.2 million shares of common stock for issuance to associates and non-employee directors. The 2005 Plan replaces the Company's 2001 Equity Compensation Plan (2001 Plan). Effective June 1, 2005, all future grants will be made under the 2005 Plan. The 2005 Plan provides for grants to associates of options to purchase the Company's common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to non-employee members of the Board of Directors. At July 30, 2005, 17.1 million shares of stock were available for future grants.

Stock options and awards typically vest over performance periods ranging from one to five years. The number of option shares is fixed at the grant date, and the exercise price of stock options is generally set at the market value of the Company's common stock on the date of grant. The 2005 Plan does not permit awarding stock options below grant-date market value. Options have a maximum term of 10 years. Over the past three years, the Company's annual stock option grants have averaged about 1.4% of total outstanding stock. The Company issues new shares upon the exercise of stock options.

The cost charged against income for all stock-based compensation was $5 million and $4 million for the quarters ended July 30, 2005 and July 31, 2004, respectively. For the first half of 2005 and 2004, this amounted to $27 million and $7 million, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $3 million and $2 million for the second quarters of 2005 and 2004, respectively, and $11 million and $3 million on a year-to-date basis for 2005 and 2004. Compensation cost for the second quarter and first half of 2005 includes $5 million and $24 million ($3 million and $15 million after tax), respectively, of costs related to early-adopting SFAS No. 123R.

Stock Options

On July 30, 2005, options to purchase 12.2 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 4.8%. As of the end of the second quarter of 2005, 7.1 million, or 59% of the 12.2 million outstanding options, were exercisable. Of those, 6.1 million, or 85.7%, were "in-the-money," or had an exercise price below the closing stock price of $56.14 on July 30, 2005.

The following table summarizes stock options outstanding as of July 30, 2005 as well as activity during the six months then ended:


                                            Shares (in           Weighted-          Weighted-               Aggregate
                                            thousands)           Average             Average                Intrinsic
                                                                 Exercise            Remaining              Value ($ in
                                                                  Price             Contractual              millions)
                                                                                   Term (in years)
                                         ----------------    ----------------       ------------------    --------------
Outstanding at January 30, 2005                  13,831               $  33
Granted                                           3,187                  45
Exercised                                        (4,302)                 28
Forfeited or expired                               (564)                 45
                                         ----------------
Outstanding at July 30, 2005                     12,152               $  37                       6.6            $  244
                                         ================    ================       ==================    ==============
Exercisable at July 30, 2005                      7,147               $  36                       4.8            $  162
                                         ================    ================       ==================    ==============


The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant date fair value of stock options granted during the second quarter and first half of 2005 was $14.46 and $12.86, respectively. For the second quarter and first half of 2004, the weighted-average grant date fair value of stock options granted was $10.23 and $8.44, respectively.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the second quarter and first half of 2005 and 2004 are provided in the following table:

($ in millions)                                             13 weeks ended                  26 weeks ended
                                                      ---------------------------      --------------------------
                                                        July 30,       July 31,         July 30,       July 31,
                                                         2005            2004             2005          2004
                                                      ------------    -----------      -----------   ------------
Proceeds from stock options exercised                     $  43          $  39            $ 118          $ 169
Tax benefit related to stock options exercised               14              9               36             49
Intrinsic value of stock options exercised                   34             30               89            134


Cash payments for income taxes made during the first half of 2005 were reduced by $40 million for excess tax benefits realized on stock options exercised. In accordance with the new treatment required by SFAS No. 123R, these excess tax benefits are reported as financing cash inflows. For the first half of 2004, excess tax benefits were included in operating cash flows and totaled $70 million.

Stock Awards

Both the 2005 Plan and the 2001 Plan provide for grants of restricted and non-restricted stock awards (shares and units) to associates and non-employee members of the Board of Directors.

The following is a summary of the status of the Company's associate restricted stock awards as of July 30, 2005 and activity during the six months then ended:



(shares in thousands)                                              Weighted-
                                                                  Average Grant
                                               Shares            Date Fair Value
                                         --------------------    ---------------
Nonvested at January 30, 2005                           303             $  32
Granted                                                  87                48
Vested                                                  (11)               18
Forfeited                                                (1)               27
                                         --------------------
Nonvested at July 30, 2005                              378             $  36
                                         ====================


As of July 30, 2005, there was $11 million of total unrecognized compensation expense related to associate restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.5 years. The aggregate fair value of shares vested during the first half of 2005 was $0.6 million at the date of vesting, compared to an aggregate fair value of $0.2 million on the grant date.

Non-restricted stock awards of 14,000 and 16,000 shares were granted to associates and expensed during the first half of 2005 and 2004, respectively.

Restricted stock awards for non-employee members of the Board of Directors are expensed when granted since they fully vest upon qualifying termination of service in accordance with the grant. Shares from these awards are not transferable until a director terminates service. During the second quarters of 2005 and 2004, 13,000 units and 24,000 shares of such awards were granted, respectively. No such awards were granted in the first quarters of 2005 or 2004.


10) Retirement Benefit Plans
    -------------------------

Net Periodic Benefit Cost/(Credit)

The components of net periodic benefit cost/(credit) for the qualified and non-qualified pension plans and the postretirement plans for the 13 weeks ended July 30, 2005 and July 31, 2004 follow:

                                                        Pension Plans
  ($ in millions)                    -------------------------------------------------------
                                             Qualified                 Supplemental             Postretirement
                                                                      (Non-Qualified)               Plans
                                     ----------------------- ------------------------------- -----------------------
                                             13 weeks ended             13 weeks ended            13 weeks ended
                                     ----------------------- ------------------------------- ------------------------
                                          July 30,       July 31,     July 30,    July 31,      July 30,     July 31,
                                           2005           2004         2005        2004          2005         2004
                                     ----------------------------- --------------------------- -----------------------
Service cost                              $  13         $  9         $  -        $  -          $  -       $  1
Interest cost                                28           22            2           2             -          2
Expected return on plan assets              (46)         (34)           -           -             -          -
Net amortization                             14            8            2           3            (4)        (4)
                                     ----------------------------- --------------------------- -----------------------
Net periodic benefit cost/(credit)         $  9         $  5          $ 4        $  5          $ (4)      $ (1)
                                     ============================= =========================== =======================



The components of net periodic benefit cost/(credit) for the qualified and non-qualified pension plans and the postretirement plans for the 26 weeks ended July 30, 2005 and July 31, 2004 follow:

                                                        Pension Plans
  ($ in millions)                    -------------------------------------------------------
                                             Qualified                 Supplemental             Postretirement
                                                                      (Non-Qualified)               Plans
                                     ----------------------- ------------------------------- -----------------------
                                             26 weeks ended             26 weeks ended            26 weeks ended
                                     ----------------------- ------------------------------- ------------------------
                                          July 30,       July 31,     July 30,    July 31,      July 30,     July 31,
                                           2005           2004         2005        2004          2005         2004
                                     ----------------------------- --------------------------- -----------------------
Service cost                                  $  33        $  23         $  1        $  1           $  1        $  2
Interest cost                                    73           55            7           6              2           5
Expected return on plan assets                 (119)         (82)           -           -              -           -
Net amortization                                 37           26            5           4             (9)        (11)
                                     ----------------------------- --------------------------- -----------------------
Net periodic benefit cost/(credit)            $  24        $  22         $ 13        $ 11          $  (6)       $ (4)
                                     ============================= =========================== =======================


Employer Contributions

As previously disclosed in the 2004 10-K, the Company does not expect to be required to make a contribution to its qualified plan in 2005 under the Employee Retirement Income Security Act of 1974. It may decide to make a discretionary contribution, however, depending on market conditions and the resulting funded status of the plan.

Postretirement Medical Benefits

Effective June 7, 2005, the Company amended its medical plan to reduce the Company-provided subsidy to post-age 65 retirees by 45% beginning January 1, 2006, and then fully eliminating the subsidy after December 31, 2006. This change is expected to result in an incremental credit of approximately $6.5 million in fiscal 2005 and $8 million in fiscal 2006 to postretirement medical plan expense, which is a component of selling, general and administrative expenses.


11)  Real Estate and Other (Income)/Expense
     ---------------------------------------


($ in millions)                                          13 weeks ended                      26 weeks ended
                                                 --------------------------------    -------------------------------
                                                      July 30,         July 31,         July 30,          July 31,
                                                        2005              2004             2005               2004
                                                 ---------------   --------------    --------------   --------------
Real estate activities                                  $  (8)            $ (7)           $  (17)           $ (14)
Net gains from sale of real estate                         (8)              (1)              (22)              (3)
Asset impairments, PVOL and other unit
     closing costs                                          2                3                 3                4
                                                 ---------------   --------------    --------------   --------------
     Total                                              $ (14)            $ (5)            $ (36)           $ (13)
                                                 ===============   ==============    ==============   ==============


Real estate activities consist primarily of income from the Company's real estate subsidiaries. Net real estate gains were recorded from the sale of facilities that are no longer used in Company operations. For the first half of 2005, the gain from the sale of real estate was primarily from the sale of a vacant merchandise processing facility that was made obsolete by the centralized network of store distribution centers put in place by mid-2003.

Asset  impairments,  the present value of remaining  operating lease obligations
(PVOL) and other unit closing costs totaled $2 million and $3 million for the second quarter and first half of 2005, consisting primarily of PVOL for closed stores.

Asset impairments, PVOL and other unit closing costs of $3 million and $4 million for the second quarter and first half of 2004 consisted primarily of asset impairments.


12)  Guarantees
     -----------

As of July 30, 2005, JCP had guarantees totaling approximately $60 million, which are described in detail in the 2004 10-K. These guarantees consist primarily of: $18 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company's Direct Marketing Services business; and $22 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases.


13)  Subsequent Events
     ------------------

Common Stock Repurchases

From July 31, 2005 through September 6, 2005, the Company repurchased an additional 5.2 million shares of common stock at a cost of $261 million, bringing the total repurchases for the capital structure repositioning programs to date up to 75.5 million shares at a cost of approximately $3.24 billion. This represents approximately 78% of the total planned common stock repurchases under all programs authorized since August 2004.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion, which presents the results of J. C. Penney Company, Inc. and its subsidiaries (the Company or JCPenney), should be read in conjunction with the Company's consolidated financial statements as of January 29, 2005, and the year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in the Company's Annual Report on Form 10-K for the year ended January 29, 2005 (the 2004 10-K).

This discussion is intended to provide the reader with information that will assist in understanding the Company's financial statements, including the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of the Company as a whole, and how certain accounting principles affect the Company's financial statements.

Certain debt securities were issued by J. C. Penney Corporation, Inc. (JCP), the wholly owned operating subsidiary of the Company. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Company of certain of JCP's outstanding debt securities is full and unconditional.


Key Items
-----------

o Income from continuing operations more than doubled on a per share basis, to $0.46 per share in the second quarter of 2005 from $0.22 per share in last year's second quarter. On a dollar basis, income from continuing operations increased to $122 million in the second quarter of 2005, compared to $68 million last year. For the first half of 2005, income from continuing operations increased to $293 million, or $1.09 per share, compared to $185 million, or $0.60 per share, for the first half of 2004.

o Net income per share increased to $0.50 in the second quarter of 2005, compared to a loss of $0.02 in the comparable 2004 period. For the first half of 2005, net income per share increased to $1.13, compared to $0.14 in the first half of 2004. Discontinued operations added $9 million and $10 million to net income for the second quarter and first half of 2005, respectively, or $0.04 on a per share basis for each period. Net income in the second quarter and first half of 2004 reflected after-tax charges of $67 million and $143 million, or $0.24 per share and $0.46 per share, respectively, related to discontinued operations. Net income for the second quarter and first half of 2005 reflects the impact of early-adopting Statement of Financial Accounting Standards No. 123 (revised 2004),
     "Share-Based Payment" (SFAS No. 123R), which resulted in pre-tax compensation expense of $5 million and $24 million ($3 million and $15 million after tax), respectively. On a per share basis, this amounted to a reduction of $0.01 for the second quarter and $0.06 for the first half of 2005. All references to earnings per share (EPS) are on a diluted basis.

o Comparable department store sales increased by 4.2% for the second quarter of 2005, on top of a 6.9% increase in last year's second quarter. For the quarter, Direct (catalog/Internet) sales increased 7.1%, compared to a 1.6% decrease in last year's second quarter. Internet channel sales increased more than 30% in the second quarters of both 2005 and 2004. For the first half of 2005, comparable department store sales increased by 3.5% and Direct sales increased 6.2%, with the Internet channel sales increasing approximately 35%.

o Operating profit, as defined on page 24, was $213 million in the second quarter of 2005, or 5.4% of sales, compared with $149 million, or 3.9% of sales, last year. This represents an increase of nearly 43% on a dollar basis, or 150 basis points as a percent of sales. For the first half of 2005, operating profit was $521 million, or 6.4% of sales, compared with $373 million, or 4.8% of sales, for the comparable 2004 period.

o    During the second quarter of 2005, the Company's  wholly owned  subsidiary,
     J. C. Penney Brazil, Inc., completed the sale of its controlling interest in Lojas Renner S.A. (Renner) for cash proceeds of $283 million. After taxes and transaction costs, net proceeds will approximate $260 million. The sale resulted in a gain of $26 million pre-tax, or a loss of $8 million on an after-tax basis. The relatively high tax cost is largely due to the tax basis of the Company's investment in Renner being lower than its book basis as a result of accounting for the investment under the cost method for tax purposes.

o In April 2005, senior management announced the Company's 2005-2009 Long-Range Plan. The plan builds on the Company's accomplishments over the past four and a half years, and includes strategies, initiatives and execution points focused on the vision of making JCPenney the preferred shopping choice for middle America, while attaining a leadership position in financial performance within the department store sector. The four key strategies include: making an emotional connection with the JCPenney customer, creating an easy and exciting shopping environment, becoming a leader in performance and execution, and making JCPenney a great place to work. Several long-range financial objectives have been established, which include: having low single-digit comparable department store sales increases and low-to-mid single-digit Direct sales increases each year, continuing to improve annual gross margin to more than 39% of sales by 2009 and continuing to reduce and leverage selling, general and administrative expenses to a level that is less than 30% of sales by 2009, ultimately achieving a 9% to 9.5% operating profit margin in 2009.

o In conjunction with the sale of Eckerd on July 31, 2004, the Company implemented a major repositioning of its capital structure. The Company is using the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Renner shares, cash proceeds from the exercise of employee stock options and existing cash and short-term investment balances, including free cash flow generated in 2004, to fund the programs. During the second quarter of 2005, common stock repurchases of $400 million were authorized, bringing the total 2005 and 2004 authorizations to $4.15 billion. Debt retirements of approximately $2.14 billion have been completed through the second quarter of 2005 under programs authorized in 2005 and 2004.

o The Company ended the second quarter of 2005 with $3.4 billion of cash and short-term investments. During the first half of 2005, the Company purchased $250 million principal amount of JCP's debt on the open market and paid $193 million of 7.05% Notes at the scheduled May 23, 2005 maturity date. These purchases and payments marked the completion of the debt reductions under the Company's capital structure repositioning programs totaling $2.14 billion. The Company also repurchased 20.2 million shares of its common stock for approximately $1.026 billion during the first half of 2005, bringing the total repurchases since August 2004 to 70.3 million shares of common stock at a cost of approximately $3.0 billion. This represents approximately 72% of the planned repurchases, and in excess of 20% of the shares the Company had outstanding at the time the original program was initiated.

o On April 7, 2005, the Company entered into a five-year $1.2 billion unsecured revolving credit facility, which replaces the Company's $1.5 billion credit facility that was scheduled to expire in May 2005.

o On August 16, 2005, Moody's raised its credit rating outlook on the Company from "Stable" to "Positive," and affirmed its corporate family debt rating of Ba1 and liquidity rating of SGL-1. On April 7, 2005, Moody's raised its senior unsecured credit rating for the Company from Ba2 to Ba1, the highest non-investment grade rating, citing the Company's new credit facility. On March 8, 2005, Standard & Poor's raised its credit rating outlook on the Company from "Stable" to "Positive."

Discontinued Operations
-----------------------

Discontinued operations added $0.04 per share to net income in the second quarter, principally related to adjustments associated with the earlier sale of Eckerd and international operations, including operating income for Lojas Renner S.A., the Company's Brazilian department store chain, to the date of sale offset by the transaction loss. These are discussed in more detail below.

Lojas Renner S.A.

On July 5, 2005, the Company's wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Lojas Renner S.A. (Renner), a Brazilian department store chain, through a public stock offering registered in Brazil. The Company generated cash proceeds of $283 million from the sale of its interest in Renner. After taxes and transaction costs, net proceeds will approximate $260 million. Proceeds from the sale are being used for common stock repurchases, as announced in July 2005, and more fully discussed under Capital Structure Repositioning on pages 30-31.

The sale resulted in a pre-tax gain of $26 million and a loss of $8 million on an after-tax basis. The relatively high tax cost is largely due to the tax basis of the Company's investment in Renner being lower than its book basis as a result of accounting for the investment under the cost method for tax purposes. Included in the pre-tax gain on the sale was $83 million of foreign currency translation losses that had accumulated since the Company acquired its controlling interest in Renner. For all periods presented, Renner's results of operations and financial position have been reclassified and reflected as a discontinued operation.

Eckerd Drugstores

As previously reported, on July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations to the Jean Coutu Group (PJC) Inc. (Coutu) and CVS Corporation and CVS Pharmacy, Inc. (collectively, CVS) and received gross cash proceeds of approximately $4.7 billion. Management continues to expect the ultimate net cash proceeds from the sale to total approximately $3.5 billion. Proceeds from the sale have been used for common stock repurchases and debt reduction, as announced in August 2004, and more fully discussed under Capital Structure Repositioning on pages 30-31.

During the second quarter of 2005, an after-tax credit of $5 million was recorded to reflect reserve and income tax adjustments. Including the second quarter adjustments, the loss on the sale was $721 million pre-tax, or $1,428 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions. Of the total after-tax loss on the sale, $1,325 million was recorded in 2003 to reflect Eckerd at its estimated fair value less costs to sell. During the first and second quarters of 2004, after-tax losses of $77 million and $31 million, respectively, were recorded to reflect revised estimates of certain post-closing adjustments and resulting sales proceeds.

The Company established reserves at July 31, 2004 for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets, assumption of the Eckerd Pension Plan and various post-employment benefit obligations and environmental indemnifications. During the second quarter of 2005, the Company reached final settlement with both Coutu and CVS regarding the working capital adjustments as required in the respective sale agreements. The reserves that had been previously established were adequate to cover the respective payments. Management continues to review and update the remaining reserves on a quarterly basis, and believes that the overall reserves, as adjusted, are adequate at the end of the second quarter of 2005 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company's Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations.


Results of Operations
-----------------------

The following discussion and analysis, consistent with all other financial data throughout this report, focuses on the results of operations and financial condition from the Company's continuing operations.

($ in millions, except EPS)                               13 weeks ended                    26 weeks ended
                                                  -------------------------------    ------------------------------
                                                    July 30,         July 31,           July 30,       July 31,
                                                      2005             2004               2005           2004
                                                  --------------  ---------------    --------------- --------------
Retail sales, net                                     $ 3,981          $ 3,778             $8,099        $ 7,750
                                                  --------------  ---------------    --------------- --------------
Gross margin                                            1,516            1,407              3,210          2,993
SG&A expenses                                           1,303            1,258              2,689          2,620
                                                  --------------  ---------------    --------------- --------------
Operating profit                                          213              149                521            373
Net interest expense                                       40               48                 89            102
Bond premiums and unamortized costs                         5                -                 18              -
Real estate and other (income)                            (14)              (5)               (36)           (13)
                                                  --------------  ---------------    --------------- --------------
Income from continuing operations
    before income taxes                                   182              106                450            284
Income tax expense                                         60               38                157             99
                                                  --------------  ---------------    --------------- --------------
Income from continuing operations                     $   122          $    68             $  293        $   185
                                                  ==============  ===============    =============== ==============

Diluted EPS from continuing operations                $  0.46          $  0.22             $ 1.09        $  0.60

Ratios as a percent of sales:
    Gross margin                                         38.1%            37.2%              39.6%          38.6%
    SG&A expenses                                        32.7%            33.3%              33.2%          33.8%
    Operating profit                                      5.4%             3.9%               6.4%           4.8%

Depreciation and amortization included
    in operating profit                               $    88          $    83             $  175        $   168


The Company continued to improve its profitability during the second quarter of 2005 as reflected in income from continuing operations of $122 million, or $0.46 per share, compared to $68 million, or $0.22 per share, for the comparable 2004 period. For the first half of 2005, income from continuing operations increased to $293 million, or $1.09 per share, compared to $185 million, or $0.60 per share, for the prior year first half. The increase over 2004 reflects improved operating profit, resulting from continued improvement in sales productivity, growth in gross margin and leveraging of selling, general and administrative (SG&A) expenses. Earnings per share for the second quarter and first half of 2005 also benefited from the Company's ongoing stock buyback programs. The Company currently expects 2005 third quarter, fourth quarter and full year earnings from continuing operations to be approximately $0.82, $1.52 and $3.35 per share, respectively.


Operating Profit

Operating profit for the second quarter of 2005 increased 43% to $213 million, or 5.4% of sales, compared to $149 million, or 3.9% of sales, for the comparable period last year. For the first half of 2005, operating profit increased to $521 million, or 6.4% of sales, compared to $373 million, or 4.8% of sales, in the prior year first half. For the full year, the Company currently expects operating profit of approximately 8% of sales.

Operating profit and its components (sales, gross margin and SG&A) are the key measurements on which management evaluates the financial performance of the retail operations. Real estate activities, gains and losses on the sale of real estate properties, restructuring costs, if applicable, asset impairments and other charges associated with closing store and catalog facilities are evaluated separately from operations, and are recorded in Real Estate and Other in the Consolidated Statements of Operations.


Retail Sales, Net

($ in millions)
                                                     13 weeks ended                       26 weeks ended
                                           ------------------------------------  ----------------------------------
                                               July 30,           July 31,          July 30,          July 31,
                                                 2005               2004              2005              2004
                                           ------------------  ----------------  ---------------  -----------------
Retail sales, net                                $ 3,981           $ 3,778          $ 8,099             $7,750
                                           ------------------  ----------------  ---------------  -----------------
Sales percent increase/(decrease):
  Comparable stores (1)                              4.2%              6.9%             3.5%               8.0%
  Total department stores                            5.1%              7.0%             4.2%               7.8%
  Direct (catalog/Internet)                          7.1%             (1.6)%            6.2%               2.5%


(1) Comparable store sales include sales of stores after having been open for 12 full consecutive fiscal months. New and relocated stores become comparable on the first day of the 13th full fiscal month.

Comparable department store sales increased 4.2% for the quarter, and total department store sales increased 5.1% for the quarter. These increases were on top of second quarter 2004 increases of 6.9% for comparable store sales and 7.0% for total department store sales. For the first half of 2005, comparable store sales increased 3.5%, while total department store sales increased 4.2%. Second quarter and year-to-date sales reflect improvements in all merchandise divisions and across all regions of the country, good sell-through in both fashion and basic merchandise and strong sales gains in the Company's key private brands. Department store sales have continued to benefit from positive customer response to the style, quality, selection and value offered in the Company's merchandise assortments, compelling marketing programs and continued improvement in the store shopping experience.

Direct sales increased 7.1% for the second quarter of 2005 versus a 1.6% decrease last year. The Internet channel continues to experience above plan sales growth with a 35% increase in the current quarter and a 30% increase in last year's second quarter. Internet sales represented approximately 34% of total Direct sales for the second quarter, up from approximately 27% in last year's second quarter. For the first half of 2005, Direct sales increased 6.2%, with the Internet component increasing approximately 35%. Sales continue to reflect a focus on targeted specialty media and the expanded assortments and convenience of the Internet, which is attracting new, younger customers.

The Company continues to edit its merchandise assortments to help ensure it is meeting the needs and wants of its targeted moderate customer. The Company's key private brands continue to grow and play a key role in building customer loyalty and differentiating the Company's merchandise offerings. Management remains focused on increasing the style, quality and value of the Company's key private brand offerings, making them even more relevant and exciting for the customer. Additionally, the Chris Madden for JCPenney Home Collection, originally launched in the second quarter of 2004, continues to perform well and is being expanded with new furniture, bedding and window covering collections. In the first quarter of 2005, the Company launched nicole by Nicole Miller, and W-work to weekend, an extension of the Company's Worthington private brand. Overall, management is pleased with initial customer response and early sales results for the Company's new merchandise launches, especially nicole and W, both new dressy casual brands for women.

For the third and fourth quarters, both comparable store sales and Direct sales are expected to increase low-single digits.

Gross Margin

Gross margin improved 90 basis points as a percent of sales in this year's second quarter to $1,516 million compared to $1,407 million in the comparable 2004 period. Through the first half of 2005, gross margin was $3,210 million, compared to $2,993 million in the prior year first half, an increase of 100 basis points as a percent of sales. The continued improvement in gross margin reflects better management of inventory flow and seasonal transition, better timing of clearance markdowns, continued strength in the performance of the Company's private brand merchandise, consistency of execution and continuing benefits from the centralized merchandising model. Benefits of the centralized model, which was substantially in place by the end of 2004, have included enhanced merchandise offerings, an integrated marketing plan, leverage in the buying and merchandising process and more efficient selection and allocation of merchandise to individual department stores. Gross margin also reflects initial benefits from the Company's new planning, allocation and replenishment systems, which were rolled out in the latter part of 2004.

SG&A Expenses

SG&A expenses in this year's second quarter were $1,303 million compared to $1,258 million in last year's second quarter. On a year-to-date basis, SG&A expenses were $2,689 million in 2005, compared to $2,620 million in 2004. Expenses continue to be well leveraged, improving by 60 basis points as a percent of sales for both the second quarter and first half of 2005. The improvement reflects savings in labor costs, centralized management of store expenses and savings from the Company's previously announced cost reduction initiatives, partially offset by the impact of expensing employee stock options starting in the first quarter of 2005. Second quarter and first half SG&A expenses include approximately $5 million and $24 million, respectively, or about $0.01 and $0.06 per share, related to the expensing of employee stock options. The full-year 2005 impact of expensing stock options is expected to total approximately $33 million, or about $0.08 per share.

Goals

The Company is focused on consistent execution and sustained operating performance in a centralized environment, with enhanced merchandise offerings, improved inventory systems, a more integrated and powerful marketing message and better leveraging of expenses. The Company's previously stated financial goal was to generate annual operating profit of 6% to 8% of sales by 2005. This goal was reached in 2004, when the Company hit the mid-point of this range one year ahead of plan. With the 2005-2009 Long-Range Plan announced in April 2005, which is discussed on page 21, the Company has established a goal to generate annual operating profit of 9% to 9.5% of sales in 2009. The Company's financing strategy and risk management are detailed in its 2004 Annual Report.


Net Interest Expense
----------------------
Net interest expense was $40 million and $48 million for the second quarters of 2005 and 2004, respectively. On a year-to-date basis, net interest expense was $89 million in 2005, compared to $102 million in 2004. Net interest expense benefited from higher short-term rates on cash and short-term investment balances, as well as the Company's debt reduction programs. In last year's second quarter and first half, $51 million and $95 million, respectively, of net interest expense was attributed to Eckerd. Since the initiation of the debt reduction programs in 2004, $2.14 billion of long-term debt was retired through the second quarter of 2005.

Bond Premiums and Unamortized Costs
-----------------------------------
During the second quarter of 2005, the Company incurred $5 million of bond premiums, commissions and unamortized costs related to the purchase of debt in the open market under the capital structure repositioning plan, which is discussed on pages 30-31. Through the first half of 2005, such costs totaled $18 million. Currently, management does not expect to incur any additional charges related to the early retirement of debt during the remainder of fiscal year 2005.


Real Estate and Other (Income)
-------------------------------
Real Estate and Other (Income) consists of real estate activities, gains and losses on the sale of real estate properties, asset impairments and other charges associated with closing store and catalog facilities. Real Estate and Other for the second quarter of 2005 resulted in a credit of $14 million, which consisted of an $8 million credit for real estate operations, $8 million of gains on the sale of closed units, offset by $2 million of costs related to asset impairments, the present value of operating lease obligations (PVOL) and other costs of closed stores. On a year-to-date basis, Real Estate and Other was a credit of $36 million, which consisted of a $17 million credit for real estate operations, $22 million of gains on the sale of closed units, primarily a vacant merchandise processing facility, and $3 million of costs related to asset impairments, the present value of operating lease obligations (PVOL) and other costs of closed stores.

For the second quarter of 2004, Real Estate and Other was a net credit of $5 million, which consisted of a $7 million credit for real estate operations, $1 million of gains on the sale of closed units and $3 million of costs related to asset impairments, PVOL and other costs for closed stores. For the first half of 2004, Real Estate and Other was a net credit of $13 million, which consisted of a $14 million credit for real estate operations, $3 million of net gains on the sale of closed units and $4 million of expenses related to asset impairments, PVOL and other costs of closed stores.


Income  Taxes
----------------
The Company's effective income tax rate for continuing operations was 33.2% for the second quarter of 2005 compared with 35.5% for the second quarter of 2004. For the first half of both 2005 and 2004, the Company's effective income tax rate for continuing operations was 34.9%. The effective tax rates for both the second quarter and first half of 2005 were positively impacted by a one-time credit of $5 million related to changes in state income tax laws. This impact was partially offset by an increase in effective tax rate primarily due to improved earnings, which decreased the favorable impact of permanent adjustments, principally the deduction for dividends paid to the Company's savings plan. Additionally, this deduction for dividends paid decreased compared to the prior year due to the redemption, through conversion to common stock, of all shares of the Series B ESOP Convertible Preferred Stock that had been held by the savings plan, which occurred in the third quarter of 2004. The Company expects the effective income tax rate for the second half of 2005 to be approximately 36%.

Merchandise Inventory
-----------------------
Merchandise inventory was $3,445 million at July 30, 2005, compared to $3,408 million at July 31, 2004 and $3,142 million at January 29, 2005. With an increase of 1.1% compared to last year, inventory at the end of the second quarter of 2005 was in line with plan, well managed and reflected a good balance between seasonal and basic merchandise. Using new systems and the network of store distribution centers, the Company has continued to enhance its ability to allocate and flow merchandise to stores in-season by recognizing sales trends earlier and accelerating receipts, replenishing individual stores based on rates of sale and consistently providing high in-stock levels in basics and advertised items. This continued improvement of inventory management has helped to drive more profitable sales.


Liquidity and Capital Resources
-------------------------------
The Company ended the second quarter with approximately $3.4 billion in cash and short-term investments and approximately $3.5 billion of long-term debt, including current maturities. Cash and short-term investments included restricted short-term investment balances of $64 million as of July 30, 2005, which are pledged as collateral for a portion of casualty program liabilities. During the remainder of 2005, the balance of cash and short-term investments is expected to be reduced as the Company completes its outstanding common stock repurchase programs of up to $1.15 billion. See pages 30-31 for additional information related to the progress of the Company's capital structure repositioning programs.

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

The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a maximum ratio of total Funded Indebtedness to Consolidated EBITDA (Leverage Ratio, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than
3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a minimum ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense (Fixed Charge Coverage Ratio, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0. As of July 30, 2005, the Company's Leverage Ratio was 2.0 to 1.0 and the Fixed Charge Coverage Ratio was
4.6 to 1.0, both in compliance with the requirements.

Cash Flows

The following is a summary of the Company's cash flows from operating, financing and investing activities:

($ in millions)
                                                        26 weeks ended
                                              --------------------------------
                                                   July 30,         July 31,
                                                     2005             2004
                                              ---------------   --------------
Net cash provided by/(used in):
  Operating activities                              $  213            $  218
  Investing activities                                  77             4,515
  Financing activities                              (1,395)             (150)
  Cash (paid for) discontinued operations             (159)             (164)
                                              ---------------   --------------
Net (decrease)/increase in cash and               $ (1,264)          $ 4,419
      short-term investments                  ===============   ==============

Cash Flow from Operating Activities

Cash provided by operating activities was at approximately the same level for the first half of 2005 and 2004. The impact of improved operating performance in the first half of 2005 was partially offset by higher income tax payments and timing differences related to inventory purchases. Additionally, cash provided by operating activities was reduced by $40 million in the first half of 2005 due to the new treatment of excess tax benefits on stock options exercised, which are now presented as financing cash inflows in accordance with SFAS No. 123R. For the first half of 2004, cash flows from operating activities included $70 million of tax benefits from stock options exercised.

Cash Flow from Investing Activities

Capital expenditures were $233 million for the first half of 2005 compared with $179 million for the comparable 2004 period. Capital spending was for new stores, store renewals and modernizations and initial costs related to new point-of-sale technology. During the first half of 2005, the Company opened three new stores and three relocated stores. Management currently expects total capital expenditures for the full year to be in the area of $650 million.

Cash proceeds of $283 million were received from the sale of the Company's interest in Renner, which closed on July 5, 2005. After deducting taxes, fees and other transaction costs, the ultimate net cash proceeds are expected to total approximately $260 million.

Proceeds from the sale of closed units were $27 million for the first half of 2005 compared with $28 million for the comparable 2004 period.

Cash Flow from Financing Activities

During the first half of 2005, the Company purchased $250 million principal amount of JCP's outstanding debt in open-market transactions and paid $193 million of debt at the scheduled maturity date in May 2005. Cash payments for premiums and commissions related to the open-market purchases totaled $15 million.

The Company repurchased 20.2 million shares of common stock for approximately $1,026 million during the first half of 2005, $59 million of which was settled after the end of the second quarter. In addition, approximately $51 million of cash was paid during the first quarter of 2005 for settlement of 2004 share repurchases. Common stock is retired on the same day it is repurchased and the related cash settlements are completed on the third business day following the repurchase. No common stock repurchases were made during the first half of 2004. Net proceeds from the exercise of stock options were $118 million and $169 million for the first half of 2005 and 2004, respectively.

Quarterly dividends of $0.125 per share, or approximately $35 million each quarter, were paid on the Company's outstanding common stock on May 2, 2005 and February 1, 2005 to stockholders of record on April 8, 2005 and January 10, 2005, respectively. The payment of common stock dividends is subject to approval by the Company's Board of Directors.

Due to the adoption of SFAS No. 123R in 2005, excess tax benefits on stock option exercises of $40 million for the first half of the year are reflected as cash inflows from financing activities. Previously, such amounts were included in cash flows from operating activities.

For the remainder of 2005, management believes that cash flow generated from operations, combined with existing cash and short-term investments, will be adequate to execute the common stock repurchase programs and fund capital expenditures, working capital and dividend payments and, therefore, no external funding will be required. At the present time, management does not expect to access the capital markets for any external financing for the remainder of 2005. However, the Company may access the capital markets on an opportunistic basis. Management believes that the Company's financial position will continue to provide the financial flexibility to support its strategic plan. The Company's cash flows may be impacted by many factors, including the competitive conditions in the retail industry, and the effects of the current economic environment and consumer confidence. Based on the nature of the Company's business, management considers the above factors to be normal business risks.

On August 16, 2005, Moody's raised its credit rating outlook on the Company from "Stable" to "Positive," and affirmed its corporate family debt rating of Ba1 and liquidity rating of SGL-1. On April 7, 2005, Moody's raised its senior unsecured credit rating for the Company from Ba2 to Ba1, the highest non-investment grade rating, citing the Company's new credit facility. On March 8, 2005, Standard & Poor's raised its credit rating outlook on the Company from "Stable" to "Positive."

Additional liquidity strengths include the new $1.2 billion credit facility discussed previously. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $157 million as of the end of the second quarter of 2005, have been, or are expected to be, made under this facility.

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

Through the first half of 2005, free cash flow from continuing operations was a deficit of $62 million, compared to a deficit of $14 million for the comparable 2004 period. The $48 million decrease in free cash flow was due to the planned increase in capital expenditures, partially offset by a reduction in dividends paid due to the redemption of the Company's outstanding Series B ESOP Convertible Preferred Stock in the third quarter of 2004. As a result of strong operating performance in the first half of 2005, the Company currently expects to generate approximately $250 million of positive free cash flow for the full year.

The following table reconciles net cash provided by operating activities (GAAP) to free cash flow from continuing operations (a non-GAAP measure) for the 26 weeks ended July 30, 2005 and July 31, 2004:

($ in millions)                                                     26 weeks ended
                                                          -----------------------------------
                                                               July 30,           July 31,
                                                                  2005               2004
                                                          ----------------    ---------------
Net cash provided by operating activities - (GAAP)               $ 213              $ 218
Less:
   Capital expenditures                                           (233)              (179)
   Dividends paid                                                  (69)               (81)
Plus:
   Proceeds from sale of assets                                     27                 28
                                                          ----------------    ---------------
Free cash flow (deficit) from continuing operations             $  (62)             $ (14)
                                                          ================    ===============


Capital Structure Repositioning
---------------------------------
In August 2004, the Company initiated a major equity and debt reduction program focused on enhancing stockholder value, strengthening the capital structure and improving the credit rating profile. On March 18, 2005, the Board of Directors authorized additional common stock repurchases and debt retirements, and on July 15, 2005, the Company announced additional Board authorization for repurchases of common stock. The Company is using the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Renner shares, cash proceeds from the exercise of employee stock options and existing cash and short-term investment balances, including free cash flow generated in 2004, to fund the programs. The programs, which are expected to be completed by the end of fiscal 2005, consist of the following:

Common Stock Repurchases
-------------------------
During the second quarter of 2005, the Company substantially completed its $3.0 billion common stock repurchase program authorized in 2004. In addition, the Company currently has outstanding common stock repurchase programs of up to $1.15 billion, which were authorized in 2005. Share repurchases have been and will continue to be made in open-market transactions, subject to market conditions, legal requirements and other factors. During the first half of 2005, the Company repurchased and retired 20.2 million shares of common stock at a cost of approximately $1.026 billion, bringing the total purchases up to date under all programs to 70.3 million shares of common stock at a cost of approximately $3.0 billion. This represents approximately 72% of the planned repurchases, and in excess of 20% of the shares the Company had outstanding at the time the original program was initiated.

From July 31, 2005 through September 6, 2005, the Company repurchased an additional 5.2 million shares of common stock at a cost of $261 million, bringing the total repurchases for the capital structure repositioning programs to date up to 75.5 million shares at a cost of approximately $3.24 billion.

Debt Reduction
----------------
The Company's debt reduction programs, which were completed during the second quarter of 2005, consisted of approximately $2.14 billion of debt retirements, including approximately $1.89 billion authorized in 2004 and $250 million authorized in 2005. JCP's $400 million 7.4% Debentures Due 2037, which were subject to redemption at the option of the holders, had initially been included in the 2004 program, but upon expiration of the put option on March 1, 2005, virtually all of the holders extended their debentures to the stated 2037 maturity date.

The Company's debt retirements included $250 million of open-market debt repurchases in the first half of 2005, the payment of $193 million of long-term debt at the scheduled maturity date in May 2005, and 2004 transactions that consisted of $650 million of debt converted to common stock, $822 million of cash payments and the termination of the $221 million Eckerd securitized receivables program. The Company incurred pre-tax charges of $18 million ($13 million and $5 million in the first and second quarters of 2005, respectively) related to these early debt retirements. During the second half of 2004, the Company incurred total pre-tax charges of $47 million related to early debt retirements.

Series B Convertible Preferred Stock Redemption
-------------------------------------------------
On August 26, 2004, the Company redeemed, through conversion to common stock, all of its outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock), all of which were held by the Company's Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) savings plan. Each holder of Preferred Stock received 20 equivalent shares of JCPenney common stock for each one share of Preferred Stock in their Savings Plan account in accordance with the original terms of the Preferred Stock. Preferred Stock shares, which were included in the diluted earnings per share calculation as appropriate, were converted into approximately nine million common stock shares. Annual dividend savings approximate $11 million after tax.

Common Stock Outstanding

During the first half of 2005, common stock outstanding decreased 15.8 million shares to 255.6 million shares from 271.4 million shares at the beginning of the year. The decline in outstanding shares is attributable to approximately 20 million shares repurchased and retired, partially offset by approximately four million shares issued due to the exercise of stock options.


Stock Option Accounting
------------------------
As discussed in the 2004 10-K, prior to fiscal year 2005, the Company followed Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," which did not require expense recognition for stock options when the exercise price of an option equaled, or exceeded, the fair market value of the common stock on the date of grant. Effective January 30, 2005, the Company early-adopted SFAS No. 123R, which requires the use of the fair value method for accounting for stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Accordingly, in the second quarter and first half of 2005, the Company recorded compensation expense of $5 million and $24 million ($3 million and $15 million after tax), respectively. This reflects the requirements of the final accounting rules to recognize compensation expense over the employee service period, which is to the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the normal vesting period. This resulted in a reduction in diluted earnings per share of about $0.01 for the second quarter and $0.06 for the first half of 2005. The Company currently expects total compensation expense related to stock options for full-year 2005 of approximately $33 million ($21 million after tax), or approximately $0.08 per share.

Prior to fiscal year 2005, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of its stock option awards. For grants subsequent to the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards on the date of grant using a binomial lattice model developed by outside consultants who worked with the Company in the implementation of SFAS No. 123R. The Company believes that the binomial lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior.

The expected volatility used in the binomial lattice model is based on an analysis of historical prices of JCPenney's stock and open market exchanged options, and was developed in consultation with an outside
valuation  specialist  and  the  Company's  financial  advisors.   The  expected
volatility reflects the volatility implied from a price quoted for a hypothetical call option with a duration consistent with the expected life of the options, and the volatility implied by the trading of options to purchase the Company's stock on open-market exchanges. As a result of the Company's turnaround over the past four and a half years and the disposition of the Eckerd drugstore operations, a significant portion of the historical volatility is not considered to be a good indicator of future volatility. The expected term of options granted is derived from the output of the binomial lattice model, and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The dividend yield is assumed to increase ratably to the Company's expected dividend yield level based on targeted payout ratios over the expected life of the options.

The Company has not adjusted prior year financial statements under the optional modified retrospective method of adoption, but has disclosed the pro-forma impact of expensing stock options on the second quarter and first half of 2004 in Note 1 to the Unaudited Interim Consolidated Financial Statements.


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


Pre-Approval of Auditor Services
---------------------------------
During the first quarter of 2005, the Audit Committee of the Company's Board of Directors approved estimated fees for the remainder of 2005 related to the performance of both audit, including Sarbanes-Oxley Section 404 attestation work, as well as allowable non-audit services by the Company's external auditors, KPMG LLP.

Seasonality
--------------
The results of operations and cash flows for the 13 and 26 weeks ended July 30, 2005 are not necessarily indicative of the results for the entire year. The Company's business depends to a great extent on the last quarter of the year. Historically for the fourth quarter, Department Stores and Direct sales have averaged approximately one-third of annual sales and income from continuing operations has averaged about 60% of the full-year total.


Hurricane Katrina
------------------

As of September 6, 2005, five of the Company's stores were closed as a result of Hurricane Katrina. The closed stores represented approximately 0.5% of the Company's total 2004 sales. The Company is in the process of assessing the extent of the impact on these stores, and implementing action plans with respect to associates, merchandise allocation, and other business considerations, including reviewing property and business interruption coverage with its insurance carriers. Although the Company cannot provide an estimate of loss at this time, management does not currently anticipate that the direct effects of the hurricane on these stores will have a material effect on the Company's results of operations for the second half of fiscal 2005.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks in the normal course of business due to changes in interest rates. The Company's market risks related to interest rates at July 30, 2005 are similar to those disclosed in the Company's 2004 10-K. Previously, the Company had limited exposure to market risk associated with currency exchange rates due to the foreign operations of Renner. However, with the sale of the Company's controlling interest in Renner in the second quarter of 2005, the Company recognized the cumulative loss on foreign currency translation that previously had been reflected as a component of accumulated other comprehensive income/(loss).


Item 4 - Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of
1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There were no changes in the Company's internal control over financial reporting during the Company's second quarter ended July 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company's current view of future events and financial performance. The words expect, plan, anticipate, believe, intent, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, including the availability and price of gasoline, changes in management, retail industry consolidations, acts of terrorism or war and government activity. Please refer to the Company's 2004 Annual Report on Form 10-K and subsequent filings for a further discussion of risks and uncertainties. The Company intends the forward-looking statements in this Report on Form 10-Q to speak only at the time of its release and does not undertake to update or revise these forward-looking statements as more information becomes available.

PART II - OTHER INFORMATION



Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     (c)  Issuer Purchases of Securities

     The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company's common stock during the quarter ended July 30, 2005:



                                                                          Total Number of              Maximum
                                                                               Shares                Approximate
                                                                            Purchased as          Dollar Value of
                                                                              Part of           Shares that May Yet
                                        Total Number                         Publicly           Be Purchased Under
                                         of Shares         Average         Announced Plans           the Plans or
                                         Purchased        Price Paid        or Programs             Programs (in
           Period                       During Period      Per Share          (1)(2)(3)               millions)
     -----------------------------     --------------    -------------    -----------------     ---------------------

     May 1, 2005 through
     June 4, 2005                          3,456,600          $ 50.42            3,456,600         $   1,263(1) (2)

     June 5, 2005 through
     July 2, 2005                          5,309,293          $ 52.43            5,309,293         $     985(1)(2)

     July 3, 2005 through
     July 30, 2005                         3,768,637          $ 56.70            3,768,637         $   1,171(1)(2)(3)
                                       --------------                     -----------------
       Total                              12,534,530                            12,534,530
                                       ==============                     =================


     (1) In 2004, the Company's Board of Directors approved a program for up to $3.0 billion of common stock repurchases (not to exceed 133 million shares), including up to $650 million that had been contingent upon the conversion of the Company's 5.0% Convertible Subordinated Notes Due 2008, which occurred from October 26, 2004 through November 16, 2004. This repurchase program, which the Company announced on August 2, 2004, has no expiration date, but was substantially completed by the end of the second quarter of 2005.

     (2) In March 2005, the Board of Directors approved an additional common stock repurchase program of up to $750 million. This program, which the Company announced on March 18, 2005, has no expiration date, but is expected to be completed by the end of fiscal year 2005.

     (3) In July 2005, the Board of Directors approved an additional common stock repurchase program of up to $400 million. This program, which the Company announced on July 15, 2005, has no expiration date, but is expected to be completed by the end of fiscal year 2005.

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 20, 2005, at which the four matters described below were submitted to a vote of stockholders, with the voting results as indicated.

(1) Election of directors for a three-year term expiring at the Company's 2008 Annual Meeting of Stockholders:

                                                             AUTHORITY
          NOMINEE                       FOR                   WITHHELD
          --------                      ---                   --------
   Thomas J. Engibous           230,647,100                 11,809,566
   Kent B. Foster               230,405,392                 12,051,274
   Leonard H. Roberts           230,634,141                 11,822,525
   Myron E. Ullman, III         225,424,420                 17,032,246

The following persons continue to serve as directors until the terms indicated.

      Term expiring at the 2006 Annual Meeting of Stockholders:
      Vernon E. Jordan, Jr.
      Burl Osborne
      R. Gerald Turner

      Term expiring at the 2007 Annual Meeting of Stockholders:
      Colleen C. Barrett
      M. Anthony Burns
      Maxine K. Clark

(2) The Board of Directors' proposal regarding employment of KPMG LLP as auditors for the fiscal year ending January 28, 2006:

                                                       BROKER
        FOR               AGAINST       ABSTAIN       NON-VOTES
        ----              -------       -------       ---------
     230,030,056         8,391,320      4,035,290         -0-

(3) The Board of Directors' proposal regarding the adoption of the J. C. Penney Company, Inc. 2005 Equity Compensation Plan:

                                                           BROKER
        FOR               AGAINST         ABSTAIN         NON-VOTES
        ----              -------          -------        ---------
      174,267,056       37,450,140       4,412,318      26,327,153

(4)  A  stockholder   proposal  regarding   declassification  of  the  Board  of
     Directors:
                                                       BROKER
        FOR               AGAINST         ABSTAIN      NON-VOTES
        ----              -------         -------      ---------
     152,987,100        57,322,591       5,819,823     26,327,153

Item 6 - Exhibits

          Exhibit Nos.

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





                                        J. C. PENNEY COMPANY, INC.
                                        By /s/ W. J. Alcorn
                                        ---------------------------
                                          W. J. Alcorn
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)




Date: September 7, 2005

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

Date:  September 7, 2005.
                                        /s/ Myron E. Ullman, III
                                        ---------------------------
                                        Myron E. Ullman, III
                                        Chairman  and Chief Executive Officer
                                        J. C. Penney Company, Inc.

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

Date:  September 7, 2005.               /s/ Robert B. Cavanaugh
                                        ---------------------------
                                        Robert B. Cavanaugh
                                        Executive Vice President and
                                         Chief Financial Officer
                                        J. C. Penney Company, Inc.

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending July 30, 2005 (the "Report"), I, Myron E. Ullman, III, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 7th day of September 2005.

                                        /s/ Myron E. Ullman, III
                                        -----------------------------
                                        Myron E. Ullman, III
                                        Chairman and Chief Executive Officer

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending July 30, 2005 (the "Report"), I, Robert B. Cavanaugh, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 7th day of September 2005.

                                        /s/ Robert B. Cavanaugh
                                        -----------------------------
                                        Robert B. Cavanaugh
                                        Executive Vice President and
                                        Chief Financial Officer