Form 10-Q
period 2005-10-29
J C PENNEY CO INC
filed 2005-12-07
CIK 1166126

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

  (Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 29, 2005
                         Commission file number 1-15274

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

232,240,862 shares of Common Stock of 50 cents par value, as of December 2, 2005.





                                          INDEX

                                                                                                              Page
                                                                                                           ----------

Part I               Financial Information
   Item 1.           Unaudited Financial Statements
                     Consolidated Statements of Operations                                                      1
                     Consolidated Balance Sheets                                                                2
                     Consolidated Statements of Cash Flows                                                      4
                     Notes to the Unaudited Interim Consolidated Financial Statements                           5

   Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                                20

   Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                34

   Item 4.           Controls and Procedures                                                                   34

Part II              Other Information

   Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                               35

   Item 6.           Exhibits                                                                                  36

Signature Page                                                                                                 37

Certifications                                                                                                 38

PART I - FINANCIAL INFORMATION

       Item 1 - Unaudited Financial Statements

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

($ in millions, except per share data)                      13 weeks ended                   39 weeks ended
                                                    -------------------------------   ------------------------------
                                                         Oct. 29,        Oct. 30,         Oct.29,         Oct. 30,
                                                            2005            2004            2005             2004
                                                    ---------------   -------------   -------------  ---------------
Retail sales, net                                        $ 4,479         $ 4,391        $ 12,578         $ 12,141
Cost of goods sold                                         2,605           2,602           7,494            7,359
                                                    ---------------   -------------   -------------  ---------------
Gross margin                                               1,874           1,789           5,084            4,782
Selling, general and administrative expenses               1,473           1,447           4,162            4,067
Net interest expense                                          41              68             130              170
Bond premiums and unamortized costs                            -              47              18               47
Real estate and other (income)                                (5)              -             (41)             (13)

                                                    ---------------   -------------   -------------  ---------------
Income from continuing operations
    before income taxes                                      365             227             815              511
Income tax expense                                           131              79             288              178
                                                    ---------------   -------------   -------------  ---------------
Income from continuing operations                        $   234         $   148        $    527         $    333
Income/(loss) from discontinued operations,
net of income tax expense/(benefit) of $-,
$-, $28 and $(176)                                             -               1              10             (142)
                                                    ---------------   -------------   -------------  ---------------
Net income                                               $   234         $   149        $    537         $    191

Less: preferred stock dividends, net of tax                    -               -               -               12
                                                    ---------------   -------------   -------------  ---------------
Net income applicable to common
    stockholders                                         $   234         $   149        $    537         $    179
                                                    ===============   =============   =============  ===============
Basic earnings/(loss) per share:
    Continuing operations                                $  0.95         $  0.53        $   2.03         $   1.15
    Discontinued operations                                    -               -            0.04            (0.51)
                                                    ---------------   -------------   -------------  ---------------
    Net income                                           $  0.95         $  0.53        $   2.07         $   0.64
                                                    ===============   =============   =============  ===============


Diluted earnings/(loss) per share:
    Continuing operations                                 $ 0.94         $  0.50        $   2.01         $   1.10
    Discontinued operations                                    -               -            0.04            (0.46)
                                                    ---------------   -------------   -------------  ---------------
    Net income                                            $ 0.94         $  0.50        $   2.05         $   0.64
                                                    ===============   =============   =============  ===============


     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

($ in millions)                                                     Oct. 29,        Oct. 30,       Jan. 29,
                                                                       2005            2004           2005
                                                                ---------------   ------------  --------------
Assets
Current assets
   Cash and short-term investments
         (including restricted balances of $65,
         $64 and $63)                                              $  2,044        $  4,541       $  4,649

  Receivables                                                           279             145            274

  Merchandise inventory (net of LIFO
         reserves of $25, $43 and $25)                                4,229           4,207          3,142

  Prepaid expenses                                                      190             249            167
                                                                ---------------   ------------  --------------

        Total current assets                                          6,742           9,142          8,232

Property and equipment (net of accumulated
         depreciation of $2,250, $2,272 and $2,032)                   3,655           3,439           3,575

Prepaid pension                                                       1,498           1,570           1,538

Other assets                                                            498             488            473

Assets of discontinued operations                                         -             250            309
                                                                ---------------   ------------  --------------

Total Assets                                                       $ 12,393        $ 14,889       $ 14,127
                                                                ===============   ============  ==============


     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

($ in millions, except per share data)                             Oct. 29,        Oct. 30,       Jan. 29,
                                                                     2005            2004           2005
                                                                 --------------   ------------  -------------
Liabilities and Stockholders' Equity
Current liabilities
  Trade payables                                                     $ 1,693        $ 1,731        $ 1,143
  Accrued expenses and other                                           1,386          1,360          1,627
  Current maturities of long-term debt                                    15            603            459
  Current income taxes, payable and deferred                             119            103             68
                                                                 --------------   ------------  -------------
       Total current liabilities                                       3,213          3,797          3,297

Long-term debt                                                         3,454          3,955          3,464

Deferred taxes                                                         1,293          1,291          1,319

Other liabilities                                                      1,010            997          1,042

Liabilities of discontinued operations                                     -            106            149
                                                                 --------------   ------------  -------------

       Total Liabilities                                               8,970         10,146          9,271

Stockholders' Equity
Common stock and additional paid-in capital(1)                         3,434          3,741          4,176
                                                                 --------------   ------------  -------------

Reinvested earnings at beginning of year                                 812          1,728          1,728

  Net income                                                             537            191            524
  Retirement of common stock                                          (1,253)          (674)        (1,290)
  Dividends declared                                                     (96)          (116)          (150)
                                                                 --------------   ------------  -------------
Reinvested earnings at end of period                                       -          1,129            812

Accumulated other comprehensive (loss)                                   (11)          (127)          (132)
                                                                 --------------   ------------  -------------

      Total Stockholders' Equity                                       3,423          4,743          4,856
                                                                 --------------   ------------  -------------

Total Liabilities and Stockholders' Equity                           $12,393        $14,889        $14,127
                                                                 ==============   ============  =============


     (1) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. At October 29, 2005, October 30, 2004 and January 29, 2005, 232 million shares, 267 million shares and 271 million shares were issued and outstanding, respectively.

     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

($ in millions)                                                                   39 weeks ended
                                                                      ----------------------------------------
                                                                            Oct. 29,              Oct. 30,
                                                                               2005                  2004
                                                                      ------------------     -----------------
Cash flows from operating activities:
Income from continuing operations                                           $   527             $     333
Adjustments to reconcile income from continuing operations
  to net cash provided by/(used in) operating activities:
   Asset impairments, PVOL and other unit closing costs                           7                    10
   Depreciation and amortization                                                271                   257
   Net gains on sale of assets                                                  (24)                   (3)
   Benefit plans expense                                                         57                    45

   Pension contribution                                                           -                  (300)
   Stock-based compensation                                                      32                     9
   Deferred taxes                                                                38                    71
Change in cash from:
    Receivables                                                                 (69)                  (31)
    Inventory                                                                (1,087)               (1,072)
    Prepaid expenses and other assets                                            30                   (15)
    Trade payables                                                              550                   610
    Current income taxes payable                                                 26                    32
    Accrued expenses and other liabilities                                     (182)                  (93)
                                                                      ------------------     -----------------
Net cash provided by/(used in) operating activities                             176                  (147)
                                                                      ------------------     -----------------

Cash flows from investing activities:
Capital expenditures                                                           (395)                 (308)
Proceeds from the sale of Eckerd drugstores                                       -                 4,666
Proceeds from the sale of Renner shares                                         283                     -
Proceeds from sale of assets                                                     28                    28
                                                                      ------------------     -----------------
Net cash (used in)/provided by investing activities                             (84)                4,386
                                                                      ------------------     -----------------

Cash flows from financing activities:
Payment of long-term debt, including capital
    leases and bond premiums                                                   (470)                 (850)
Common stock repurchased                                                     (2,161)               (1,040)
Dividends paid, common and preferred                                           (101)                 (116)
Proceeds from stock options exercised                                           125                   191
Excess tax benefits on stock options exercised                                   46                     -
                                                                      ------------------     -----------------
Net cash (used in) financing activities                                      (2,561)               (1,815)
                                                                      ------------------     -----------------
Cash (paid for) discontinued operations                                        (136)                 (847)
                                                                      ------------------     -----------------
Net (decrease)/increase in cash and short-term investments                   (2,605)                1,577
Cash and short-term investments at beginning of year                          4,649                 2,964
                                                                      ------------------     -----------------
Cash and short-term investments at end of period                            $ 2,044             $   4,541
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

Certain reclassifications were made to prior year amounts to conform to the current period presentation, including the reclassification of the results of operations and financial position of Lojas Renner S.A. to discontinued operations for all periods presented (see Note 2). Additionally, as a result of guidance issued by the Securities and Exchange Commission, the Company reviewed its lease accounting policies at year-end 2004. As a result of this review, a cumulative pre-tax expense adjustment was recorded in the fourth quarter of 2004 related to recognizing rent on a straight-line basis over the lease term and synchronizing depreciation periods for fixed assets with the related lease terms. The impact on prior years was not material. The Company also recorded a $111 million balance sheet adjustment at January 29, 2005 to increase net Property and Equipment and establish a deferred rent liability, included in Other Liabilities in the Company's Consolidated Balance Sheet, for the unamortized balance of developer/tenant allowances. As of October 29, 2005, the balance of the deferred rent liability was $123 million.

Certain  debt  securities  have been  issued by J. C. Penney  Corporation,  Inc.
(JCP), the wholly owned operating subsidiary of the Company. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Company of certain of JCP's outstanding debt securities is full and unconditional.

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

Effective January 30, 2005, the Company early-adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" (SFAS No. 123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company has not adjusted prior year financial statements under the optional modified retrospective method of application.

Compensation expense attributable to stock options in the third quarter of 2005 was $4 million ($2 million after tax), a reduction of $0.01 for both basic and diluted earnings per share. Compensation expense for the first nine months of 2005 was $28 million ($17 million after tax), reducing both basic and diluted earnings per share by $0.07.

SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the 39 weeks ended October 29, 2005, this new treatment resulted in cash flows from financing activities of $46 million, which reduced cash flows from operating activities by the same amount. For the 39 weeks ended October 30, 2004, the tax benefit included in cash flows from operating activities was $29 million.

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

The cost charged against income for all stock-based compensation, including the 2005 impact of expensing stock options discussed above, was $5 million and $2 million for the quarters ended October 29, 2005 and October 30, 2004, respectively, or $3 million and $1 million after tax. For the first nine months of 2005 and 2004, this amounted to $32 million and $9 million, respectively, or $19 million and $5 million after tax.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards in 2004. The 2005 information is provided in the table for purposes of comparability.

  ($ in millions, except EPS)                                       13 weeks ended                39 weeks ended
                                                              ------------------------      -------------------------
                                                                 Oct. 29,      Oct.30,         Oct. 29,     Oct. 30,
                                                                    2005         2004 (1)         2005         2004(1)
                                                              ------------------------      -------------------------
  Net income, as reported                                         $  234       $  149           $  537       $  191
  Add:  Stock-based employee compensation
      expense included in reported net income, net of
      related tax effects                                              3            1               19            5
  Deduct:  Total stock-based employee compensation
      expense determined under the fair value method
      for all awards, net of related tax effects                      (3)          (1)             (19)         (13)
                                                              ------------ ------------    ------------- ------------
  Pro-forma net income                                            $  234       $  149           $  537       $  183
                                                              ============ ============    ============= ============
  Earnings per share:
      Basic--as reported                                          $ 0.95       $ 0.53           $ 2.07       $ 0.64
      Basic--pro forma                                            $ 0.95       $ 0.53           $ 2.07       $ 0.61

      Diluted--as reported                                        $ 0.94       $ 0.50           $ 2.05       $ 0.64
      Diluted--pro forma                                          $ 0.94       $ 0.50           $ 2.05       $ 0.61


     (1) If the prior year pro-forma expense had been attributed using the non-substantive vesting period approach, total stock-based employee compensation expense for the third quarter and first nine months would have been $1 million and $17 million, net of tax, respectively, and pro-forma net income would have been $149 million and $179 million, respectively. Basic and diluted pro-forma earnings per share would have been $0.53 and $0.50, respectively, for last year's third quarter, and $0.60 for the first nine months of last year.

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

The expected volatility used in the binomial lattice model is based on an analysis of historical prices of JCPenney's stock and open market exchanged options, and was developed in consultation with an outside valuation specialist and the Company's financial advisors. The expected volatility reflects the volatility implied from a price quoted for a hypothetical call option with a duration consistent with the expected life of the options, and the volatility implied by the trading of options to purchase the Company's stock on open-market exchanges. As a result of the Company's turnaround that has been ongoing since 2001 and the disposition of the Eckerd drugstore operations, a significant portion of the historical volatility is not considered to be a good indicator of future volatility. The expected term of options granted is derived from the output of the binomial lattice model, and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The dividend yield is assumed to increase ratably to the Company's expected dividend yield level based on targeted payout ratios over the expected life of the options.

The following table presents the assumptions utilized to estimate the grant date fair value of stock options:

                                                13 weeks ended                             39 weeks ended
                                    --------------------------------------    ---------------------------------------
                                      Oct. 29, 2005       Oct. 30, 2004          Oct. 29, 2005       Oct. 30, 2004
                                    ------------------- ------------------    -------------------- ------------------
Valuation model                      Binomial Lattice           -              Binomial Lattice      Black-Scholes
Expected volatility                       30.0%                 -                    30.0%               30.0%
Expected dividend yield                1.02%-1.20%              -                 0.92%-1.20%            1.40%
Expected term                            5 years                -                   5 years             5 years
Risk-free rate                             4.1%                 -                    4.0%                3.0%
Weighted-average fair value
    of options at grant date             $ 14.29                -                   $ 12.87             $ 8.44


See Note 9 for additional discussion of the Company's stock-based compensation.


Effect of New Accounting Standards

On October 6, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." FSP FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be treated as rental expense, as opposed to capitalizing them as a part of the building or leasehold improvement. The provisions of this FSP must be applied to the first reporting period beginning after December 15, 2005, and therefore, beginning in the first quarter of fiscal 2006, the Company will no longer capitalize rental costs incurred during the construction period. The Company does not expect FSP FAS 13-1 to have a material impact on the Company's consolidated financial statements, and will not adjust prior year financial statements under the optional retrospective method of application.

2) Discontinued Operations
   ------------------------

Lojas Renner S.A.
On July 5, 2005, the Company's wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Lojas Renner S.A. (Renner), a Brazilian department store chain, through a public stock offering registered in Brazil. The Company generated cash proceeds of $283 million from the sale of its interest in Renner. After taxes and transaction costs, net proceeds approximated $260 million. As announced in July 2005, proceeds from the sale were used for common stock repurchases, which are more fully discussed in Note 3.

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

Eckerd Drugstores
On July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations to the Jean Coutu Group (PJC) Inc. (Coutu) and CVS Corporation and CVS Pharmacy, Inc. (together, CVS) for a total of approximately $4.7 billion in cash proceeds. After taxes, fees and other transaction costs, and estimated post-closing adjustments, the ultimate net cash proceeds from the sale totaled approximately $3.5 billion. Proceeds from the sale were used for common stock repurchases and debt reduction, as announced in August 2004, and more fully discussed in Note 3.

There were no adjustments to the loss on the sale of Eckerd during the third quarter of 2005. During the second quarter of 2005, an after-tax credit of $5 million was recorded to reflect reserve and income tax adjustments. Through the third quarter of 2005, the cumulative loss on the sale was $721 million pre-tax, or $1,428 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions.

Upon closing on the sale of Eckerd on July 31, 2004, the Company established reserves for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets, assumption of the Eckerd Pension Plan and various post-employment benefit obligations and environmental indemnifications. During the second quarter of 2005, the Company reached final settlement with both Coutu and CVS regarding the working capital adjustments as required in the respective sale agreements. The reserves that had been previously established were adequate to cover the respective payments under the settlement. Management continues to review and update the remaining reserves on a quarterly basis, and believes that the overall reserves, as adjusted, are adequate at the end of the third quarter of 2005 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company's Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations.

As part of the Asset Purchase Agreement with CVS, it was agreed that, with respect to the Colorado and New Mexico locations (CN real estate interests), at closing any of these properties that were not disposed of would be transferred to CVS. On August 25, 2004, the Company and CVS entered into the CN Rescission Agreement, whereby the Company received a one-time payment from CVS of $21.4 million, which represented the agreed-upon limit of CVS's liability regarding the CN real estate interests plus net proceeds from dispositions as of August

25, 2004 minus expenses borne and paid by CVS as of August 25, 2004 relating to the CN real estate interests. Effective August 25, 2004, CVS transferred to the Company all CN real estate interests not disposed of, corresponding third party agreements and liabilities. The Company engaged a third-party real estate firm and has disposed of most of the properties and is working through disposition plans for the remaining properties.

At or immediately prior to the closing of the sale of Eckerd on July 31, 2004, JCP assumed sponsorship of the Pension Plan for Former Drugstore Associates, the Eckerd Contingent Separation Pay Programs and various other terminated non-qualified retirement plans and programs. JCP further assumed all severance and post-employment health and welfare benefit obligations under various Eckerd plans, employment and other specific agreements. JCP has evaluated its options with respect to these assumed liabilities, and has either settled the obligations in accordance with the provisions of the applicable plan or program or determined in most other cases to terminate the agreements, plans or programs and settle the underlying benefit obligations. On June 20, 2005, the Board of Directors of JCP approved the termination of JCP's Pension Plan for Former Drugstore Associates; and the notice of intent to terminate was sent to affected parties on October 28, 2005. JCP is in the process of seeking regulatory approval for the termination and selecting an annuity provider to settle the underlying benefit obligations.

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

Both CVS and Coutu entered into agreements with the Company and the Company's insurance provider in order to assume the obligations for general liability and workers' compensation claims that had been transferred to the purchasers at closing. The agreement with CVS was entered into concurrent with the closing, while the agreement with Coutu was finalized in the third quarter of 2004. At closing, the Company had approximately $64 million in letters of credit pledged as collateral to its insurance provider in support of general liability and workers' compensation claims that were transferred to Coutu as part of the Eckerd sale. Upon the finalization of the insurance assumption agreements, this amount was reduced to approximately $8.5 million. In September 2005, the insurance provider released the Company's remaining collateral, and the $8.5 million letter of credit was cancelled.

For a period of 12 months from the closing date, the Company provided to the purchasers certain information systems, accounting, banking, vendor contracting, tax and other transition services as set forth in the Company's Transition Services Agreements (Transition Agreements) with Coutu and CVS. These transition services ended as planned on July 31, 2005. One Transition Agreement with Pharmacare Management Services, Inc., a subsidiary of CVS, involved the provision of information and data management services for a period of up to 15 months from the closing date. That agreement also ended as planned on October 31, 2005. Under the Transition Agreements, the Company received monthly service fees that were designed to recover the estimated costs of providing the specified services.

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

Results of discontinued operations as reflected in the Consolidated Statements of Operations for the 13 and 39 weeks ended October 29, 2005 and October 30, 2004 are summarized below:

($ in millions)                                                13 weeks ended                   39 weeks ended
                                                        ----------------------------- -----------------------------
                                                            Oct. 29,      Oct. 30,       Oct. 29,       Oct. 30,
                                                               2005         2004            2005           2004
                                                        ----------------------------- -----------------------------
Eckerd                                                  ----------------------------- -----------------------------
   Net sales                                                   $  -         $   -           $  -         $7,254
                                                        ----------------------------- -----------------------------
   Gross margin                                                   -             -              -          1,676
   Selling, general and administrative expenses                   -             -              -          1,635
   Interest expense                                               -             -              -             97
   Acquisition amortization                                       -             -              -              5
   Other                                                          -             -              -              2
                                                        ----------------------------- -----------------------------
(Loss) before income taxes                                        -             -              -            (63)
Income tax (benefit)                                              -             -              -            (23)
                                                        ----------------------------- -----------------------------
Eckerd (loss) from operations                                     -             -              -            (40)
Gain/(loss) on sale of Eckerd, net of income
  tax (benefit) of $-, $-, $(13) and $(155)                       -             -              5           (108)
Renner income from operations, net of income
  tax expense of $-, $-, $4 and $2                                -             1              7              6
(Loss) on sale of Renner, net of income tax
  expense of $-, $-, $34 and $-                                   -             -             (8)             -
Other discontinued operations, net of income
  tax expense of $-, $-, $3 and $-                                -             -              6              -
                                                        ----------------------------- -----------------------------
Total income/(loss) from discontinued                          $  -         $   1           $ 10         $ (142)
  operations, net                                       ============================= =============================


There were no net sales related to Renner in the third quarter of 2005. Included in the Renner income from operations amounts provided above were net sales of $70 million for the third quarter of 2004 and $187 million and $210 million, respectively, for the first nine months of 2005 and 2004.

With the closing of the Eckerd sale on July 31, 2004, there were no assets or liabilities of the Eckerd discontinued operation as of October 29, 2005, October 30, 2004 or January 29, 2005. With the closing of the sale of Renner shares on July 5, 2005, there were no assets or liabilities of the Renner discontinued operation at October 29, 2005. Assets and liabilities of the Renner discontinued operation as of October 30, 2004 and January 29, 2005 were as follows:


($ in millions)                              Oct. 30,            Jan. 29,
                                                2004                2005
                                       -----------------  ------------------
Current assets                                 $ 146               $ 195
Goodwill                                          40                  43
Other assets                                      64                  71
                                       -----------------  ------------------
    Total assets                               $ 250               $ 309
                                       -----------------  ------------------
Current liabilities                            $ 106               $ 149
Other liabilities                                  -                   -
                                       -----------------  ------------------
    Total liabilities                          $ 106               $ 149
                                       -----------------  ------------------
JCPenney's net investment in Renner            $ 144               $ 160
                                       =================  ==================

The carrying amount of goodwill for Renner, which is reflected in Assets of Discontinued Operations in the Company's Consolidated Balance Sheets, was $40 million and $43 million as of October 30, 2004 and January 29, 2005, respectively. Changes in carrying value were related to foreign currency translation adjustments. There were no impairment losses related to goodwill recorded up to the sale date in 2005 or during the first nine months of 2004.


3)   Capital Structure Repositioning
     -------------------------------

By the end of the third quarter of 2005, the Company had substantially completed its major equity and debt reduction program that was initiated in August 2004, which focused on enhancing stockholder value, strengthening the Company's capital structure and improving its credit rating profile. In addition to the 2004 authorizations, on March 18, 2005, the Board of Directors authorized additional common stock repurchases and debt retirements, and on July 15, 2005, the Company announced additional Board authorization for repurchases of common stock. The Company used the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Renner shares, cash proceeds from the exercise of employee stock options and existing cash and short-term investment balances, including free cash flow generated in 2004, to fund the programs, which consisted of the following:

Common Stock Repurchases
------------------------
The Company's common stock repurchase programs totaled $4.15 billion, consisting of a 2004 authorization of $3.0 billion and 2005 authorizations of $750 million and $400 million. As of October 29, 2005, only $12 million remained authorized for repurchase under the $400 million program, and the other programs were complete. Share repurchases have been made in open-market transactions, subject to market conditions, legal requirements and other factors. During the third quarter of 2005, 23.8 million shares of common stock were repurchased for a total cost of approximately $1.2 billion. During the first nine months of 2005, the Company repurchased 44.0 million shares of common stock at a cost of approximately $2.2 billion, bringing the total purchases as of October 29, 2005 under all programs to 94.1 million shares of common stock at a cost of $4.138 billion. This represents over 99% of the planned repurchases and nearly 30% of the common share equivalents the Company had outstanding at the time the 2004 program was initiated, including shares issuable under convertible debt securities.

Common stock is retired on the same day it is repurchased, with the excess of the purchase price over the par value being allocated between Reinvested
Earnings and Additional Paid-In Capital. As a result of retiring the common stock repurchased since August 2004, Reinvested Earnings at the end of the third quarter of 2005 reflected a balance of zero in the Company's Consolidated Balance Sheet.

Debt Reduction
--------------
The Company's debt reduction programs, which were complete by the end of the second quarter of 2005, consisted of approximately $2.14 billion of debt retirements, including approximately $1.89 billion authorized in 2004 and $250 million authorized in 2005.

The Company's debt retirements included $250 million of open-market debt repurchases in the first half of 2005, the payment of $193 million of long-term debt at the scheduled maturity date in May 2005, and 2004 transactions that consisted of $650 million of debt converted to common stock, $822 million of cash payments and the termination of the $221 million Eckerd securitized receivables program. The Company incurred pre-tax charges of $18 million in the first half of 2005 related to these early debt retirements. During the third quarter of 2004, the Company incurred total pre-tax charges of $47 million related to early debt retirements.

Series B Convertible Preferred Stock Redemption
------------------------------------------------
On August 26, 2004, the Company redeemed, through conversion to common stock, all of its outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock), all of which were held by the Company's Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) savings plan. Each holder of

Preferred Stock received 20 equivalent shares of JCPenney common stock for each share of Preferred Stock in their Savings Plan account in accordance with the original terms of the Preferred Stock. Preferred Stock shares, which were included in the diluted earnings per share calculation as appropriate, were converted into approximately nine million common stock shares. Subsequent to the redemption, the Company no longer has any outstanding preferred stock, although 25 million shares remain authorized.

Common Stock Outstanding
During the first nine months of 2005, common stock outstanding decreased 39 million shares to 232 million shares from 271 million shares at the beginning of the year. The decline in outstanding shares is attributable to approximately 44 million shares repurchased and retired, partially offset by approximately five million shares issued due to the exercise of employee stock options.


4)   Earnings/(Loss) per Share
     -------------------------

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

Income from continuing operations and shares used to compute EPS from continuing operations, basic and diluted, are reconciled below:

($ in millions, except EPS)                                    13 weeks ended                39 weeks ended
                                                           -------------------------   --------------------------
                                                             Oct. 29,    Oct. 30,       Oct. 29,       Oct. 30,
                                                                2005        2004           2005           2004
                                                           ------------  -----------   -----------   ------------
Earnings:
Income from continuing operations                              $ 234        $ 148         $ 527          $ 333
Less: preferred stock dividends, net of tax                        -            -             -             12
                                                           ------------  -----------   -----------   ------------
Income from continuing operations, basic                         234          148           527            321
Adjustment for assumed dilution:
   Interest on 5% convertible debt, net of tax                     -            5             -             16
                                                           ------------  -----------   -----------   ------------
Income from continuing operations, diluted                     $ 234        $ 153         $ 527          $ 337
                                                           ============  ===========   ===========   ============
Shares:
Average common shares outstanding (basic shares)                 246          279           260            280
Adjustments for assumed dilution:
    Stock options and restricted stock units                       3            5             2              5
    Shares from convertible preferred stock                        -            2             -              -
    Shares from convertible debt                                   -           23             -             23
                                                           ------------  -----------   -----------   ------------
Average shares assuming dilution (diluted shares)                249          309            262           308

                                                           ============  ===========   ===========   ============
EPS from continuing operations:
Basic                                                          $0.95        $0.53         $2.03          $1.15
Diluted                                                        $0.94        $0.50         $2.01          $1.10


The following potential shares of common stock were excluded from the EPS calculation since they were anti-dilutive:

(shares in millions)
                                                            13 weeks ended                   39 weeks ended
                                                    --------------------------------  ------------------------------
                                                           Oct. 29,    Oct. 30,       Oct. 29,       Oct. 30,
                                                              2005        2004           2005           2004
                                                    --------------- ----------------  -------------- ---------------
Stock options                                                4               3              4              6
Preferred stock                                              -               -              -              7



5)   Cash and Short-Term Investments
     --------------------------------

($ in millions)                                           Oct. 29,            Oct. 30,           Jan. 29,
                                                            2005                2004               2005
                                                     -------------------  -----------------   ---------------
Cash                                                        $   123             $   85            $   39

Short-term investments                                        1,921              4,456             4,610
                                                     -------------------  -----------------   ---------------
Total cash and short-term investments                       $ 2,044             $4,541            $4,649
                                                     ===================  =================   ===============

Restricted Short-Term Investment Balances
Short-term investments include restricted balances of $65 million, $64 million and $63 million as of October 29, 2005, October 30, 2004 and January 29, 2005, respectively. Restricted balances are pledged as collateral for a portion of casualty insurance program liabilities.


6)   Supplemental Cash Flow Information
     ----------------------------------

($ in millions)                                                                      39 weeks ended
                                                                         ----------------------------------------
                                                                          Oct. 29, 2005          Oct. 30, 2004
                                                                         -----------------      -----------------
Total interest paid                                                           $ 300                  $ 432
  Less:  interest paid attributable to discontinued operations                    6                    104
                                                                         -----------------      -----------------
Interest paid by continuing operations(1)                                     $ 294                  $ 328
                                                                         =================      =================

Interest received by continuing operations(2)                                 $  86                  $  35
                                                                         =================      =================

Total income taxes paid                                                       $ 200                  $ 720
  Less: income taxes (received)/paid attributable to discontinued
        operations                                                              (52)                   625
                                                                         -----------------      -----------------
Income taxes paid by continuing operations                                    $ 252                  $  95
                                                                         =================      =================

(1) Includes cash paid for bond premiums and commissions of $15 million and $47 million for the 39 weeks ended October 29, 2005 and October 30, 2004, respectively.
(2) There was no interest received attributable to discontinued operations in the first nine months of 2005 or 2004.

7)   Credit Agreement
     ----------------

On April 7, 2005, the Company, JCP and J. C. Penney Purchasing Corporation entered into a five-year $1.2 billion revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Facility replaced the Company's $1.5 billion credit facility that expired in May 2005. The 2005 Credit Facility is unsecured, and all collateral securing the previously existing $1.5 billion credit facility has been released. The 2005 Credit Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the 2005 Credit Facility is tiered based on JCP's senior unsecured long-term debt ratings by Moody's and Standard & Poor's. Obligations under the 2005 Credit Facility are guaranteed by the Company.

The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a maximum ratio of total Funded Indebtedness to Consolidated EBITDA (Leverage Ratio, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than
3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a minimum ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense (Fixed Charge Coverage Ratio, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0. As of October 29, 2005, the Company's Leverage Ratio was 1.9 to 1.0 and the Fixed Charge Coverage Ratio was
5.0 to 1.0, both in compliance with the requirements.

No borrowings, other than the issuance of trade and standby letters of credit, which totaled $145 million as of the end of the third quarter of 2005, have been made under this facility.


8)   Comprehensive Income and Accumulated Other Comprehensive (Loss)
     ---------------------------------------------------------------

Comprehensive Income/(Loss)
($ in millions)                                             13 weeks ended                    39 weeks ended
                                                     ------------------------------   -------------------------------
                                                          Oct. 29,      Oct. 30,          Oct. 29,        Oct. 30,
                                                             2005          2004              2005            2004
                                                     ---------------  -------------   --------------   --------------
Net income                                                 $  234         $ 149             $ 537           $ 191
                                                     ---------------  -------------   --------------   --------------
Other comprehensive (loss)/income:
    Net unrealized (losses)/gains in real estate
      investment trusts                                       (25)           16                17              12
    Non-qualified retirement plan minimum
      liability adjustment                                      -             -                 -              (1)
    Reclassification adjustment for currency
      translation loss included in discontinued
      operations                                                -             -                83               -
    Other comprehensive income from
      discontinued operations                                   -             9                21               -
                                                     ---------------  -------------   --------------   --------------
                                                              (25)           25               121              11
                                                     ---------------  -------------   --------------   --------------
Total comprehensive income                                 $  209         $ 174             $ 658           $ 202
                                                     ===============  =============   ==============   ==============



Accumulated Other Comprehensive Income/(Loss)

($ in millions)                                                       Oct. 29,            Oct. 30,          Jan. 29,
                                                                        2005                2004              2005
                                                                  -----------------   -----------------  ---------------
Net unrealized gains in real estate investment trusts (1)                  $  91            $  72            $  74
Non-qualified retirement plan minimum liability
   adjustment (2)                                                           (102)             (83)            (102)
Other comprehensive (loss) from discontinued operations                        -             (116) (3)        (104) (3)
                                                                  -----------------   -----------------  ---------------
Accumulated other comprehensive (loss)                                     $ (11)           $ (127)          $ (132)
                                                                  =================   =================  ===============

(1) Shown net of a deferred tax liability of $49 million, $39 million and $41 million as of October 29, 2005, October 30, 2004 and January 29, 2005, respectively.
(2) Shown net of a deferred tax asset of $66 million, $53 million and $66 million as of October 29, 2005, October 30, 2004 and January 29, 2005, respectively.
(3) Represents foreign currency translation adjustments related to Renner. A deferred tax asset was not established due to the historical reinvestment of earnings in the Company's Brazilian subsidiary.


9)   Stock-Based Compensation
     ------------------------

At the May 20, 2005 Annual Meeting of Stockholders, the Company's stockholders approved the 2005 Equity Compensation Plan (2005 Plan), which reserved an aggregate of 17.2 million shares of common stock for issuance to associates and non-employee directors. The 2005 Plan replaces the Company's 2001 Equity Compensation Plan (2001 Plan). Effective June 1, 2005, all future grants will be made under the 2005 Plan. The 2005 Plan provides for grants to associates of options to purchase the Company's common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to non-employee members of the Board of Directors. At October 29, 2005, 17.0 million shares of stock were available for future grants.

Stock options and awards typically vest over performance periods ranging from one to five years. The number of option shares is fixed at the grant date, and the exercise price of stock options equals or exceeds the market value of the Company's common stock on the date of grant. The 2005 Plan does not permit awarding stock options below grant-date market value. Options have a maximum term of 10 years. Over the past three years, the Company's annual stock option grants have averaged about 1.5% of total outstanding stock. The Company issues new shares upon the exercise of stock options.

The cost charged against income for all stock-based compensation was $5 million and $2 million for the quarters ended October 29, 2005 and October 30, 2004, respectively. For the first nine months of 2005 and 2004, this amounted to $32 million and $9 million, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $2 million and $1 million for the third quarters of 2005 and 2004, respectively, and $13 million and $4 million on a year-to-date basis for 2005 and 2004. Compensation cost for the third quarter and first nine months of 2005 includes $4 million and $28 million ($2 million and $17 million after tax), respectively, of costs related to early-adopting SFAS No. 123R.

Stock Options
On October 29, 2005, options to purchase 11.8 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 5.1%. As of the end of the third quarter of 2005, 6.8 million, or 58% of the 11.8 million outstanding options, were exercisable. Of those, 5.9 million, or 86%, were "in-the-money," or had an exercise price below the closing stock price of $49.01 on October 29, 2005.

The following table summarizes stock options outstanding as of October 29, 2005 as well as activity during the nine months then ended:

                                                                  Weighted-             Weighted-           Aggregate
                                                                   Average               Average            Intrinsic
                                             Shares (in            Exercise             Remaining           Value ($ in
                                             thousands)             Price              Contractual           millions)
                                                                                      Term(in years)
                                         ----------------    ----------------       ------------------    --------------
Outstanding at January 30, 2005                  13,831               $  33
Granted                                           3,201                  45
Exercised                                        (4,555)                 28
Forfeited or expired                               (674)                 48
                                         ----------------
Outstanding at October 29, 2005                  11,803               $  37                       6.4            $  160
                                         ================    ================       ==================    ==============
Exercisable at October 29, 2005                   6,831               $  35                       4.6            $  114
                                         ================    ================       ==================    ==============


The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant date fair value of stock options granted during the third quarter and first nine months of 2005 was $14.29 and $12.87, respectively. While there were substantially no stock options granted during the third quarter of 2004, the weighted-average grant date fair value of stock options granted during the first nine months of 2004 was $8.44.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised during the third quarter and first nine months of 2005 and 2004 are provided in the following table:

($ in millions)                                             13 weeks ended                  39 weeks ended
                                                      ---------------------------      --------------------------
                                                        Oct. 29,       Oct. 30,         Oct. 29,       Oct. 30,
                                                           2005           2004             2005           2004
                                                      ------------    -----------      -----------   ------------
Proceeds from stock options exercised                      $  7          $  22            $ 125          $ 191
Tax benefit related to stock options exercised                -              4               36             53
Intrinsic value of stock options exercised                    5             20               94            154


Cash payments for income taxes made during the first nine months of 2005 were reduced by $46 million for excess tax benefits realized on stock options exercised. In accordance with the new treatment required by SFAS No. 123R, these excess tax benefits are reported as financing cash inflows. For the first nine months of 2004, excess tax benefits were included in operating cash flows and totaled $29 million.

Stock Awards
Both the 2005 Plan and the 2001 Plan provide for grants of restricted and non-restricted stock awards (shares and units) to associates and non-employee members of the Board of Directors.

The following is a summary of the status of the Company's associate restricted stock awards as of October 29, 2005 and activity during the nine months then ended:


(shares in thousands)                                               Weighted-
                                                                  Average Grant
                                             Shares             Date Fair Value
                                        ---------------    ---------------------
Nonvested at January 30, 2005                     303                     $  32
Granted                                           140                        48
Vested                                            (11)                       18
Forfeited                                          (2)                       31
                                        ---------------
Nonvested at October 29, 2005                     430                     $  37
                                        ===============

As of October 29, 2005, there was $12 million of compensation cost not yet recognized related to associate restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.2 years. The aggregate fair value of shares vested during the first nine months of 2005 was $0.6 million at the date of vesting, compared to an aggregate fair value of $0.2 million on the grant date.

Non-restricted stock awards of 14,000 and 16,000 shares were granted to associates and expensed during the first nine months of 2005 and 2004, respectively.

Restricted stock awards for non-employee members of the Board of Directors are expensed when granted. Shares or units arising from these awards are not transferable until a director terminates service. During the second quarters of 2005 and 2004, 13,000 units and 24,000 shares of such awards were granted, respectively. No such awards were granted in the first or third quarters of 2005 or 2004.


10)  Retirement Benefit Plans
     ------------------------

Net Periodic Benefit Cost/(Credit)
The components of net periodic benefit cost/(credit) for the qualified and non-qualified pension plans and the postretirement plans for the 13 weeks ended October 29, 2005 and October 30, 2004 are as follows:

                                                         Pension Plans
                                     -------------------------------------------------------
                                                                          Supplemental             Postretirement
                                            Qualified                    (Non-Qualified)               Plans
($ in millions)                      ------------------------------- -------------------------- -----------------------
                                             13 weeks ended             13 weeks ended            13 weeks ended
                                     ----------------------------------------------------------------------------------
                                           Oct. 29,      Oct. 30,     Oct. 29,    Oct. 30,       Oct. 29,    Oct. 30,
                                              2005          2004         2005        2004           2005        2004
                                     ----------------------------------------------------------------------------------
Service cost                                  $  22        $  29         $  -        $  -          $   1        $  1


Interest cost                                    51           67            7           5              2           3


Expected return on plan assets                  (83)        (101)           -           -              -           -
Net amortization                                 26           32            5           2             (8)         (6)
                                     ----------------------------------------------------------------------------------
Net periodic benefit cost/(credit)            $  16        $  27         $ 12        $  7          $  (5)      $  (2)
                                     ==================================================================================



The components of net periodic benefit cost/(credit) for the qualified and non-qualified pension plans and the postretirement plans for the 39 weeks ended October 29, 2005 and October 30, 2004 are as follows:

                                                         Pension Plans
                                     -------------------------------------------------------
                                                                          Supplemental             Postretirement
                                            Qualified                    (Non-Qualified)               Plans
($ in millions)                      ------------------------------- -------------------------- -----------------------
                                             39 weeks ended             39 weeks ended            39 weeks ended
                                     ----------------------------------------------------------------------------------
                                           Oct. 29,      Oct. 30,     Oct. 29,    Oct. 30,       Oct. 29,    Oct. 30,
                                              2005          2004         2005        2004           2005        2004
                                     ----------------------------------------------------------------------------------
Service cost                                  $  55        $  52         $  1        $  1         $    2        $  3


Interest cost                                   124          122           14          11              4           8


Expected return on plan assets                 (202)        (183)           -           -              -           -
Net amortization                                 63           58           10           6            (17)        (17)
                                     ----------------------------------------------------------------------------------
Net periodic benefit cost/(credit)            $  40        $  49         $ 25        $ 18         $  (11)       $ (6)
                                     ==================================================================================


Employer Contributions
As previously disclosed in the 2004 10-K, the Company does not expect to be required to make a contribution to its qualified pension plan in 2005 under the Employee Retirement Income Security Act of 1974. No discretionary contributions have been made to the qualified pension plan during the first nine months of 2005. However, the Company may make a discretionary contribution during the fourth quarter of 2005, depending on market conditions, the resulting funded status of the plan and legislative developments. During the third quarter of 2004, the Company made a $300 million discretionary contribution to its qualified pension plan ($190 million after income taxes).

Postretirement Medical Benefits
Effective June 7, 2005, the Company amended its medical plan to reduce the Company-provided subsidy to post-age 65 retirees by 45% beginning January 1, 2006, and then fully eliminate the subsidy after December 31, 2006. This change is expected to result in an incremental credit of approximately $6.5 million in fiscal 2005 and $8 million in fiscal 2006 to postretirement medical plan expense, which is a component of selling, general and administrative expenses.


11)  Real Estate and Other (Income)/Expense
     --------------------------------------

($ in millions)                                          13 weeks ended                      39 weeks ended
                                                 --------------------------------    -------------------------------
                                                      Oct. 29,         Oct. 30,         Oct. 29,          Oct. 30,
                                                        2005              2004             2005             2004
                                                 ---------------   --------------    --------------   --------------
Real estate activities                                   $ (8)            $ (6)            $ (25)           $ (20)

Net gains from sale of real estate                         (1)               -               (23)              (3)
Asset impairments, PVOL and other unit
   closing costs                                            4                6                 7               10
                                                 ---------------   --------------    --------------   --------------
     Total                                               $ (5)            $  -             $ (41)           $ (13)
                                                 ===============   ==============    ==============   ==============


Real estate activities consist primarily of income from the Company's real estate subsidiaries. Net real estate gains were recorded from the sale of facilities that are no longer used in Company operations. For the first nine months of 2005, the gain from the sale of real estate was primarily from the sale of a vacant merchandise processing facility that was made obsolete by the centralized network of store distribution centers put in place by mid-2003.

Asset  impairments,  the present value of remaining  operating lease obligations
(PVOL) and other unit closing costs totaled $4 million and $7 million for the third quarter and first nine months of 2005. Approximately half of the charges for the third quarter of 2005 consisted of asset impairments, with the remaining charges related to PVOL for closed stores. On a year-to-date basis, the total reflected $4 million of PVOL for closed stores, with the balance reflecting asset impairments and other unit closing costs.

Asset impairments, PVOL and other unit closing costs totaled $6 million for the third quarter of 2004 and $10 million for the first nine months of 2004. Approximately half of the charges for each respective period consisted of asset impairments, with the remaining charges related to PVOL for closed stores.


12)  Guarantees
     ----------

As of October 29, 2005, JCP had guarantees totaling $59 million, which are described in detail in the 2004 10-K. These guarantees consist of: $18 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company's Direct Marketing Services business; and $21 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases.


13)  Subsequent Events
     ------------------

Common Stock Repurchases
In November 2005, the Company completed its outstanding common stock repurchase program with the repurchase of an additional 0.2 million shares of common stock at a cost of $12 million, bringing the total repurchases for the capital structure repositioning programs to 94.3 million shares at a principal cost of $4.15 billion.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion, which presents the results of J. C. Penney Company, Inc. and its subsidiaries (the Company or JCPenney), should be read in conjunction with the Company's consolidated financial statements as of January 29, 2005, and for the year then ended, and Management's Discussion and Analysis of Financial Condition and Results of Operations, both contained in the Company's Annual Report on Form 10-K for the year ended January 29, 2005 (the 2004 10-K).

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

Certain  debt  securities  have been  issued by J. C. Penney  Corporation,  Inc.
(JCP), the wholly owned operating subsidiary of the Company. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Company of certain of JCP's outstanding debt securities is full and unconditional.


Key Items
---------

o Income from continuing operations increased 88% to $0.94 per share in the third quarter of 2005 from $0.50 per share in last year's third quarter. On a dollar basis, income from continuing operations increased 58% to $234 million in the third quarter of 2005, compared to $148 million last year. For the first nine months of 2005, income from continuing operations increased to $527 million, or $2.01 per share, compared to $333 million, or $1.10 per share, for the first nine months of 2004. All references to earnings per share (EPS) are on a diluted basis.

o Net income per share increased to $0.94 in the third quarter of 2005, compared to $0.50 in the comparable 2004 period. For the first nine months of 2005, net income per share increased to $2.05, compared to $0.64 in the first nine months of 2004. There was no impact from discontinued operations in the third quarter of 2005. Discontinued operations added $10 million to net income for the first nine months of 2005, or $0.04 on a per share basis. Net income in the third quarter of 2004 reflected after-tax income from discontinued operations of $1 million, with no per share impact. For the first nine months of 2004, discontinued operations resulted in after-tax charges of $142 million, or $0.46 on a per share basis. Net income for the third quarter and first nine months of 2005 reflects the impact of early-adopting Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which resulted in pre-tax compensation expense of $4 million and $28 million ($2 million and $17 million after tax), respectively. On a per share basis, this amounted to a reduction to net income of $0.01 for the third quarter and $0.07 for the first nine months of 2005.

o Comparable department store sales increased 2.5% for the third quarter of 2005, on top of a 2.6% increase in last year's third quarter. Direct (catalog/Internet) sales decreased 0.9%, with the Internet channel sales increasing more than 25%. For the first nine months of 2005, comparable department store sales increased 3.0% and Direct sales increased 3.5%, with the Internet channel sales increasing over 30%.

o Operating profit (gross margin less selling, general and administrative expenses) was $401 million in the third quarter of 2005, or 8.9% of sales, compared with $342 million, or 7.8% of sales, last year. This represents an increase of 17% on a dollar basis, or 110 basis points as a percent of sales. For the first nine months of 2005, operating profit was $922 million, or 7.3% of sales, compared with $715 million, or 5.9% of sales, for the comparable 2004 period. Gross margin continued to be the key driver for improved operating performance.

o By the end of the third quarter of 2005, the Company had substantially completed its capital structure repositioning programs, which were initiated in conjunction with the sale of Eckerd on July 31, 2004, and included authorizations for an aggregate $4.15 billion of common stock repurchases and an aggregate $2.14 billion of debt reductions. As of October 29, 2005, the debt reduction programs were complete. The remaining $12 million of authorized common stock repurchases was completed early in the fourth quarter of 2005. To fund the programs, the Company used the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Lojas Renner S.A. (Renner) shares, cash proceeds from the exercise of employee stock options and existing cash and short-term investment balances, including free cash flow generated in 2004 (free cash flow is defined on page 30 under Free Cash Flow).

o On October 13, 2005, Fitch Ratings raised its credit rating on the Company's senior unsecured notes and debentures and its $1.2 billion revolving credit facility from BB+ to BBB-, the lowest investment grade rating, and revised its outlook for the Company to "Stable." On August 16, 2005, Moody's raised its credit rating outlook on the Company from "Stable" to "Positive," and affirmed its corporate family debt rating of Ba1 and liquidity rating of SGL-1.


Discontinued Operations
-----------------------

Discontinued operations had no impact on net income in the third quarter of 2005. For the first nine months of 2005, discontinued operations added $0.04 per share to net income, principally related to adjustments associated with the earlier sale of the Eckerd drugstore operation and the Company's international operations, and operating income for Renner, the Company's Brazilian department store chain, to the date of sale, offset by the loss on the sale of Renner shares. These are discussed in more detail below.

Lojas Renner S.A.
As previously reported,  on July 5, 2005, the Company's wholly owned subsidiary,
J. C. Penney Brazil, Inc., closed on the sale of its shares of Renner through a public stock offering registered in Brazil. The Company generated cash proceeds of $283 million from the sale of its interest in Renner. After taxes and transaction costs, net proceeds approximated $260 million. As announced in July 2005, proceeds from the sale were used for common stock repurchases, which are more fully discussed under Capital Structure Repositioning on pages 30-31.

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

Eckerd Drugstores
As previously reported, on July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations to the Jean Coutu Group (PJC) Inc. (Coutu) and CVS Corporation and CVS Pharmacy, Inc. (together, CVS) and received gross cash proceeds of approximately $4.7 billion. Net after-tax cash proceeds from the sale of approximately $3.5 billion were used for common stock repurchases and debt reduction, as announced in August 2004, and more fully discussed under Capital Structure Repositioning on pages 30-31.

There were no adjustments to the loss on the sale of Eckerd during the third quarter of 2005. During the second quarter of 2005, an after-tax credit of $5 million was recorded to reflect reserve and income tax adjustments. Through the third quarter of 2005, the cumulative loss on the sale was $721 million pre-tax, or $1,428 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions.

Upon closing on the sale of Eckerd on July 31, 2004, the Company established reserves for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets, assumption of the Eckerd Pension Plan and various post-employment benefit obligations and environmental indemnifications. During the second quarter of 2005, the Company reached final settlement with both Coutu and CVS regarding the working capital adjustments as required in the respective sale agreements. The reserves that had been previously established were adequate to cover the respective payments under the settlement. Management continues to review and update the remaining reserves on a quarterly basis, and believes that the overall reserves, as adjusted, are adequate at the end of the third quarter of 2005 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company's Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations.

Results of Operations
---------------------

The following discussion and analysis, consistent with all other financial data throughout this report, focuses on the results of operations and financial condition from the Company's continuing operations.

($ in millions, except EPS)                               13 weeks ended                    39 weeks ended
                                                  -------------------------------    ------------------------------
                                                      Oct. 29,        Oct. 30,            Oct. 29,       Oct. 30,
                                                        2005             2004               2005           2004
                                                  --------------  ---------------    --------------- --------------

Retail sales, net                                     $ 4,479          $ 4,391            $12,578       $ 12,141
                                                  --------------  ---------------    --------------- --------------
Gross margin                                            1,874            1,789              5,084          4,782
SG&A expenses                                           1,473            1,447              4,162          4,067
                                                  --------------  ---------------    --------------- --------------
Operating profit                                          401              342                922            715
Net interest expense                                       41               68                130            170
Bond premiums and unamortized costs                         -               47                 18             47
Real estate and other (income)                             (5)               -                (41)           (13)
                                                  --------------  ---------------    --------------- --------------
Income from continuing operations
    before income taxes                                   365              227                815            511
Income tax expense                                        131               79                288            178
                                                  --------------  ---------------    --------------- --------------
Income from continuing operations                     $   234          $   148            $   527       $    333
                                                  ==============  ===============    =============== ==============

Diluted EPS from continuing operations                $  0.94          $  0.50            $  2.01       $   1.10

Ratios as a percent of sales:
    Gross margin                                         41.8%           40.7%              40.4%          39.4%
    SG&A expenses                                        32.9%           32.9%              33.1%          33.5%
    Operating profit                                      8.9%            7.8%               7.3%           5.9%

Depreciation and amortization included
in operating profit                                   $    96          $    89            $   271       $    257


The Company continued to improve its profitability during the third quarter of 2005 as reflected in income from continuing operations of $234 million, or $0.94 per share, compared to $148 million, or $0.50 per share, for the comparable 2004 period. For the first nine months of 2005, income from continuing operations increased to $527 million, or $2.01 per share, compared to $333 million, or $1.10 per share, for the comparable period in the prior year. The increase over 2004 reflects improved operating profit, resulting from continued improvement in sales productivity, growth in gross margin and leveraging of selling, general and administrative (SG&A) expenses, combined with lower interest expense and bond premiums. Earnings per share for the third quarter and first nine months of 2005 also benefited from the Company's ongoing common stock repurchase programs, which were completed early in the fourth quarter of 2005. The Company currently expects 2005 fourth quarter and full year earnings from continuing operations to be approximately $1.58 and $3.51 per share, respectively.


Operating Profit
-----------------
Operating profit for the third quarter of 2005 increased 17% to $401 million, or 8.9% of sales, due to continued strong operating performance during 2005, compared to $342 million, or 7.8% of sales, for the comparable period last year. For the first nine months of 2005, operating profit increased to $922 million, or 7.3% of sales, compared to $715 million, or 5.9% of sales, in the first nine months of 2004. For the full year, the Company currently expects operating profit to exceed 8% of sales.

Operating profit (gross margin less SG&A expenses) is the key measurement on which management evaluates the financial performance of the retail operations. Real estate activities, gains and losses on the sale of real estate properties, restructuring costs, if applicable, asset impairments and other charges associated with closing store and catalog facilities are evaluated separately from operations, and are recorded in Real Estate and Other in the Consolidated Statements of Operations.

Retail Sales, Net

($ in millions)
                                                     13 weeks ended                       39 weeks ended
                                           ------------------------------------  ----------------------------------
                                                 Oct. 29,          Oct. 30,          Oct. 29,           Oct. 30,
                                                    2005              2004              2005               2004
                                           ------------------  ----------------  ---------------  -----------------
Retail sales, net                                 $ 4,479           $ 4,391          $12,578           $ 12,141
                                           ------------------  ----------------  ---------------  -----------------
Sales percent increase/(decrease):
  Comparable stores (1)                              2.5%              2.6%             3.0%               6.0%
  Total department stores                            2.6%              2.7%             3.6%               5.9%
  Direct (catalog/Internet)                        (0.9)%              3.6%             3.5%               2.9%


(1) Comparable store sales include sales of stores after having been open for 12 full consecutive fiscal months. For the 13 weeks and 39 weeks ended October 29, 2005, the five stores that were closed for an extended period from the effects of Hurricanes Katrina and Rita are not included in the comparable store sales calculation. Those stores represented approximately 0.5% of the Company's total 2004 sales. As of November 19, 2005, all but one of these stores had reopened. New and relocated stores, and the reopened stores impacted by the hurricanes, become comparable on the first day of the 13th full fiscal month of operation.

Comparable department store sales increased 2.5% for the third quarter of 2005, and total department store sales increased 2.6%. For the first nine months of 2005, comparable store sales increased 3.0%, while total department store sales increased 3.6%. These year-to-date increases were on top of increases of 6.0% for comparable store sales and 5.9% for total department store sales for the first nine months of 2004. Third quarter sales reflect improvements in the majority of merchandise divisions, while on a year-to-date basis, all merchandise divisions reflect improvements. From a regional perspective, for both the third quarter and first nine months of 2005, the strongest performance was in the southeastern and western regions of the country. Both third quarter and year-to-date sales reflect good sell-through in both fashion and basic merchandise and strong sales gains in the Company's key private brands. Department store sales have continued to benefit from positive customer response to the style, quality, selection and value offered in the Company's merchandise assortments, compelling marketing programs and continued improvement in the store shopping experience.

Direct sales decreased 0.9% for the third quarter of 2005 compared to a 3.6% increase last year, primarily due to the decline in catalog print media sales. The Internet channel continues to experience strong sales growth, increasing over 25% in the current quarter, on top of an almost 30% increase in last year's third quarter. Internet sales represented approximately 36% of total Direct sales for the third quarter, up from approximately 28% in last year's third quarter. For the first nine months of 2005, Direct sales increased 3.5%, with the Internet component increasing over 30%. Direct sales continue to reflect a focus on targeted specialty catalogs and the expanded assortments and convenience of the Internet, which is attracting new, younger customers, in addition to existing customers migrating from printed catalogs.

The Company continues to edit its merchandise assortments to help ensure it is meeting the needs and wants of its targeted moderate customer. The Company's key private brands continue to grow and play a key role in building customer loyalty and differentiating the Company's merchandise offerings. Consistent with the Company's strategy of making an emotional connection with the JCPenney customer, management remains focused on increasing the style, quality and value of the Company's key private brand offerings, making them even more relevant and exciting for the customer. Additionally, the Chris Madden for JCPenney

Home Collection, originally launched in the second quarter of 2004, continues to perform well and has been expanded with new furniture, bedding and window covering collections. In the first quarter of 2005, the Company launched nicole by Nicole Miller, and W-work to weekend, an extension of the Company's Worthington private brand. Management is pleased with initial customer response and early sales results for the Company's new merchandise launches, especially nicole and W, both new dressy casual brands for women, as well as the performance of the expanded Chris Madden offerings.

For the fourth quarter, both comparable store sales and Direct sales are expected to increase low-single digits.

Gross Margin
Gross margin improved 110 basis points in this year's third quarter to 41.8% of sales, or $1,874 million, from 40.7% of sales, or $1,789 million, in the comparable 2004 period. Through the first nine months of 2005, gross margin was 40.4% of sales, or $5,084 million, compared to 39.4% of sales, or $4,782 million, in the first nine months of 2004, an increase of 100 basis points as a percent of sales. The continued improvement in gross margin reflects better management of inventory flow and seasonal transition, better timing of clearance markdowns, continued strength in the performance of the Company's private brand merchandise, consistency of execution and continuing benefits from the centralized merchandising model. Benefits of the centralized model, which was substantially in place by the end of 2004, have included enhanced merchandise offerings, an integrated marketing plan, leverage in the buying and merchandising process and more efficient selection and allocation of merchandise to individual department stores. Gross margin also reflects initial benefits from the Company's new planning, allocation and replenishment systems, which were rolled out in the latter part of 2004.

SG&A Expenses
SG&A expense dollars increased 1.8% in this year's third quarter to $1,473 million, from $1,447 million in last year's third quarter, in support of higher sales. On a year-to-date basis, SG&A expenses were $4,162 million in 2005, compared to $4,067 million in 2004. Expenses were flat as a percent of sales for the third quarter of 2005 compared to the same period in 2004, but improved by 40 basis points as a percent of sales on a year-to-date basis.

During the third quarter of 2005, the Company experienced increases in advertising, utilities and costs to support new store openings, as well as costs related to the new point-of-sale system rollout, although these increases were partially offset by initial leverage in salary costs and benefits from ongoing store workload management initiatives. Third quarter SG&A also reflects a previously announced one-time credit of $13 million related to the Company's share of expected proceeds from the Visa Check/MasterMoney Antitrust Litigation settlement, which was essentially offset by hurricane-related costs, net of probable insurance recoveries. In addition to these items, the year-to-date improvement also reflects savings in labor costs, centralized management of store expenses and savings from the Company's previously announced cost reduction initiatives, partially offset by the impact of expensing employee stock options starting in the first quarter of 2005. Third quarter and year-to-date SG&A expenses include approximately $4 million and $28 million, respectively, or about $0.01 and $0.07 per share, related to the expensing of employee stock options. The full-year 2005 impact of expensing stock options is expected to total approximately $33 million, or about $0.08 per share.

Goals
The Company is focused on consistent execution and sustained operating performance in a centralized environment, with enhanced merchandise offerings, improved inventory systems, a more integrated and powerful marketing message and better leveraging of expenses. With the 2005-2009 Long-Range Plan announced in April 2005, the Company has established a goal to generate annual operating profit of 9% to 9.5% of sales by 2009. To achieve this goal, specific long-range financial objectives include having low single-digit comparable department store sales increases and low-to-mid single-digit Direct sales increases each year, continuing to improve annual gross margin to more than 39% of sales by 2009 and continuing to reduce and leverage SG&A expenses to a level that is less than 30% of sales by 2009. The Company's financing strategy and risk management are detailed in its 2004 Annual Report.


Net Interest Expense
---------------------
Net interest expense was $41 million and $68 million for the third quarters of 2005 and 2004, respectively, and benefited from higher short-term rates on cash and short-term investment balances, as well as the Company's debt reduction programs. On a year-to-date basis, net interest expense was $130 million in 2005, compared to $170 million in 2004. Net interest expense of $95 million was attributed to Eckerd through the sale date of July 31, 2004, which coincided with the end of last year's second quarter. Since the initiation of the debt reduction programs in 2004, which were complete by the end of the second quarter of 2005, $2.14 billion of long-term debt has been retired.


Bond Premiums and Unamortized Costs
------------------------------------
No bond premiums or unamortized costs were incurred during the third quarter of 2005. On a year-to-date basis, the Company incurred $18 million of bond premiums, commissions and unamortized costs related to the purchase of debt in the open market under the capital structure repositioning plan, which is discussed on pages 30-31. Currently, management does not expect to incur any additional charges related to the early retirement of debt during the remainder of fiscal year 2005. For the third quarter and first nine months of 2004, such costs totaled $47 million.


Real Estate and Other
----------------------
Real Estate and Other consists of real estate activities, gains and losses on the sale of real estate properties, asset impairments and other charges associated with closing store and catalog facilities. Real Estate and Other for the third quarter of 2005 resulted in a credit of $5 million, which consisted of an $8 million credit for real estate operations, $1 million of gains on the sale of closed units, offset by $4 million of costs related to asset impairments, the present value of operating lease obligations (PVOL) and other costs of closed stores. On a year-to-date basis, Real Estate and Other was a credit of $41 million, which consisted of a $25 million credit for real estate operations, $23 million of gains on the sale of closed units, primarily a vacant merchandise processing facility, and $7 million of costs related to asset impairments, PVOL and other costs of closed stores.

For the third quarter of 2004, Real Estate and Other resulted in a near-zero balance, which consisted of a $6 million credit for real estate operations and $6 million of costs related to asset impairments, PVOL and other costs of closed stores. For the first nine months of 2004, Real Estate and Other was a net credit of $13 million, which consisted of a $20 million credit for real estate operations, $3 million of net gains on the sale of closed units and $10 million of charges related to asset impairments, PVOL and other costs of closed stores.

Income Taxes
---------------
The Company's effective income tax rate for continuing operations was 36.0% for the third quarter of 2005, compared with 34.9% for the third quarter of 2004. For the first nine months of 2005, the Company's effective tax rate for continuing operations was 35.4%, compared to 34.9% in the comparable period of 2004. The increase in the effective tax rate was primarily due to improved earnings, which decreased the favorable impact of permanent adjustments, principally the deduction for dividends paid to the Company's savings plan. Additionally, this deduction for dividends paid decreased compared to the prior year due to the redemption, through conversion to common stock, of all shares of the Series B ESOP Convertible Preferred Stock that had been held by the savings plan, which occurred in the third quarter of 2004. The effective tax rate for the first nine months of 2005 was positively impacted by a one-time credit of $5 million in the second quarter related to changes in state income tax laws. The Company expects the effective income tax rate for the fourth quarter and full year of 2005 to be approximately 36.0% and 35.6%, respectively.


Merchandise Inventory
---------------------
Merchandise inventory was $4,229 million at October 29, 2005, compared to $4,207 million at October 30, 2004 and $3,142 million at January 29, 2005. With an increase of 0.5% compared to last year, inventory at the end of the third quarter of 2005 was at planned levels entering the holiday season, was well managed and reflected a good balance between seasonal and basic merchandise. Using new systems and the network of store distribution centers, the Company has continued to enhance its ability to allocate and flow merchandise to stores in-season by recognizing sales trends earlier and accelerating receipts, replenishing individual stores based on rates of sale and consistently providing high in-stock levels in basics and advertised items. This continued improvement of inventory management has helped to drive more profitable sales.


Liquidity and Capital Resources
--------------------------------
The Company ended the third quarter with approximately $2.0 billion in cash and short-term investments and approximately $3.5 billion of long-term debt, including current maturities. Cash and short-term investments included restricted short-term investment balances of $65 million as of October 29, 2005, which are pledged as collateral for a portion of casualty insurance program liabilities. During the course of 2005, cash balances have been reduced as the Company progressed on its capital structure repositioning programs, which were completed early in the fourth quarter of 2005 (see pages 30-31 for additional information on the capital structure repositioning programs).

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Facility is unsecured, and all collateral securing the previously existing $1.5 billion credit facility has been released. The 2005 Credit Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the 2005 Credit Facility is tiered based on JCP's senior unsecured long-term debt ratings by Moody's and Standard & Poor's. Obligations under the 2005 Credit Facility are guaranteed by the Company. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $145 million as of the end of the third quarter of 2005, have been made under this facility.

The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a maximum ratio of total Funded Indebtedness to Consolidated EBITDA (Leverage Ratio, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than

3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a minimum ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense (Fixed Charge Coverage Ratio, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0. As of October 29, 2005, the Company's Leverage Ratio was 1.9 to 1.0 and the Fixed Charge Coverage Ratio was
5.0 to 1.0, both in compliance with the requirements.

Cash Flows
The following is a summary of the Company's cash flows from operating, investing and financing activities:

($ in millions)
                                                            39 weeks ended
                                               ---------------------------------
                                                  Oct. 29,            Oct. 30,
                                                    2005                2004
                                               ---------------    --------------
Net cash provided by/(used in):
  Operating activities                             $    176         $   (147)
  Investing activities                                  (84)           4,386
  Financing activities                               (2,561)          (1,815)
  Cash (paid for) discontinued operations              (136)            (847)(1)
                                               ---------------    --------------
Net (decrease)/increase in cash and short-term     $ (2,605)        $  1,577
  investments
                                               ===============    ==============

(1) Includes an income tax payment of $624 million related to the taxable gain on the sale of Eckerd.

Cash Flow from Operating Activities
The improvement in cash provided by/(used in) operating activities in the first nine months of 2005 compared with the same period in 2004 was primarily due to the Company making no contribution to its qualified pension plan during the first nine months of 2005, combined with improved operating performance, partially offset by higher income tax payments. In the third quarter of 2004, a $300 million discretionary contribution was made to the Company's qualified pension plan and reflected in cash used in operating activities. The Company may make a discretionary pension contribution in the fourth quarter of 2005, depending on market conditions, the funded status of the plan and legislative developments. Additionally, due to the adoption of SFAS No. 123R, $46 million of excess tax benefits from stock options exercised is reflected in cash flows from financing activities for the first nine months of 2005, whereas for the comparable 2004 period, $29 million of excess tax benefits from stock options exercised is reflected in cash flows from operating activities.

Cash Flow from Investing Activities
Capital expenditures were $395 million for the first nine months of 2005, compared with $308 million for the comparable 2004 period. Capital spending was principally for new stores, store renewals and modernizations and costs related to new point-of-sale technology. During the first nine months of 2005, the Company opened five new stores and ten relocated stores. Management continues to expect total capital expenditures for the full year to be in the area of $650 million.

Cash proceeds of $283 million were received from the sale of the Company's interest in Renner, which closed on July 5, 2005. After deducting taxes, fees and other transaction costs, the net cash proceeds approximated $260 million. Investing activities for the first nine months of 2004 included approximately $4.7 billion of gross cash proceeds related to the sale of Eckerd.

Proceeds from the sale of closed units were $28 million for both the first nine months of 2005 and 2004.

Cash Flow from Financing Activities
For the first nine months of 2005, cash payments for long-term debt, including capital leases and bond premiums and commissions, totaled $470 million. For the first nine months of 2004, cash payments of $850 million were made related to long-term debt reductions, including capital leases and bond premiums and commissions. Debt reductions are discussed further under Capital Structure Repositioning on page 31.

The Company repurchased 44.0 million shares of common stock for $2,188 million during the first nine months of 2005, including commissions of $0.03 per share purchased. Of the total cost, $78 million was settled after the end of the third quarter. In addition, approximately $51 million of cash was paid during the first quarter of 2005 for settlement of 2004 share repurchases. Common stock is retired on the same day it is repurchased and the related cash settlements are completed on the third business day following the repurchase. During the first nine months of 2004, cash payments of $1,040 million were made related to share repurchases.

Net proceeds from the exercise of stock options were $125 million and $191 million through the third quarters of 2005 and 2004, respectively.

Quarterly dividends of $0.125 per share, or approximately $35 million each quarter, were paid on the Company's outstanding common stock on August 1, 2005, May 2, 2005 and February 1, 2005 to stockholders of record on July 8, 2005, April 8, 2005 and January 10, 2005, respectively. The payment of common stock dividends is subject to approval by the Company's Board of Directors. Dividends paid on common and preferred stock during the first nine months of 2004 totaled $116 million.

Due to the adoption of SFAS No. 123R in 2005, excess tax benefits on stock option exercises of $46 million for the first nine months of the year are reflected as cash inflows from financing activities. Previously, such amounts were included in cash flows from operating activities.

For the remainder of 2005, management believes that cash flow generated from operations, combined with existing cash and short-term investments, will be adequate to fund capital expenditures, working capital and dividend payments and, therefore, no external funding will be required. At the present time, management does not expect to access the capital markets for any external financing for the remainder of 2005. However, the Company may access the capital markets on an opportunistic basis. Management believes that the Company's financial position will continue to provide the financial flexibility to support its strategic plan. The Company's cash flows may be impacted by many factors, including the competitive conditions in the retail industry, and the effects of the current economic environment and consumer confidence. Based on the nature of the Company's business, management considers the above factors to be normal business risks.

On October 13, 2005, Fitch Ratings raised its credit rating on the Company's senior unsecured notes and debentures and its $1.2 billion revolving credit facility from BB+ to BBB-, its lowest investment grade rating, and revised its outlook for the Company to "Stable." On August 16, 2005, Moody's raised its credit rating outlook on the Company from "Stable" to "Positive," and affirmed its corporate family debt rating of Ba1 and liquidity rating of SGL-1. On April 7, 2005, Moody's raised its senior unsecured credit rating for the Company from Ba2 to Ba1, the highest non-investment grade rating, citing the Company's new credit facility. On March 8, 2005, Standard & Poor's raised its credit rating outlook on the Company from "Stable" to "Positive."

Free Cash Flow
In addition to cash flow from operating activities, management also evaluates free cash flow from continuing operations, an important financial measure that is widely used by investors, the rating agencies and banks. Free cash flow from continuing operations is defined as cash provided by/(used in) operating activities less dividends and capital expenditures, net of proceeds from the sale of assets. The Company's calculation of free cash flow may differ from that used by other companies and therefore comparability may be limited. While free cash flow is a non-GAAP financial measure, it is derived from components of the Company's consolidated GAAP cash flow statement. Management believes free cash flow from continuing operations is important in evaluating the Company's financial performance and measuring the ability to generate cash without incurring additional external financing.

Based on the seasonality of the Company's business, cumulative free cash flow generally runs negative the first nine months of the year, and turns positive in the fourth quarter. Through the first nine months of 2005, free cash flow from continuing operations was a deficit of $292 million, a $251 million improvement compared to a deficit of $543 million for the comparable 2004 period. The improvement was primarily due the fact that no qualified pension plan contribution was made during the first nine months of 2005, discussed previously, combined with improved operating performance, partially offset by higher income tax payments and the planned increase in capital expenditures. As a result of strong operating performance in the first nine months of 2005, the Company currently expects to generate at least $300 million of positive free cash flow for the full year, assuming the Company makes a discretionary contribution to its pension plan during the fourth quarter at a level similar to that contributed in 2004.

The following table reconciles net cash provided by/(used in) operating activities (GAAP) to free cash flow (deficit) from continuing operations (a non-GAAP measure) for the 39 weeks ended October 29, 2005 and October 30, 2004:


($ in millions)                                                                  39 weeks ended
                                                                       -----------------------------------
                                                                            Oct. 29,            Oct. 30,
                                                                                2005               2004
                                                                       ----------------    ---------------
Net cash provided by/(used in) operating activities                           $  176             $ (147)
Less:
   Capital expenditures                                                         (395)              (308)
   Dividends paid                                                               (101)              (116)
Plus:
   Proceeds from sale of assets                                                   28                 28
                                                                       ----------------    ---------------
Free cash flow (deficit) from continuing operations                           $ (292)            $ (543)
                                                                       ================    ===============


     Although free cash flow is not a GAAP measure, it is derived from components of the Company's consolidated GAAP cash flow statement.


Capital Structure Repositioning
--------------------------------
By the end of the third quarter of 2005, the Company had substantially completed its major equity and debt reduction program that had been initiated in August 2004, which focused on enhancing stockholder value, strengthening the Company's capital structure and improving its credit rating profile. In addition to the 2004 authorizations, on March 18, 2005, the Board of Directors authorized additional common stock repurchases and debt retirements, and on July 15, 2005, the Board authorized additional repurchases of common stock. The Company used the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Renner shares, cash proceeds from the exercise of employee stock options and existing cash and short-term investment balances, including free cash flow generated in 2004, to fund the programs, which consisted of the following:

Common Stock Repurchases
------------------------
The Company's common stock repurchase programs totaled $4.15 billion, consisting of a 2004 authorization of $3.0 billion and 2005 authorizations of $750 million and $400 million. As of October 29, 2005, only $12 million remained authorized for repurchase under the $400 million program, and the other programs were complete. Share repurchases have been made in open-market transactions, subject to market conditions, legal requirements and other factors. During the third quarter of 2005, 23.8 million shares of common stock were repurchased for a total cost of approximately $1.2 billion. During the first nine months of 2005, the Company repurchased 44.0 million shares of common stock at a cost of approximately $2.2 billion, bringing the total purchases as of October 29, 2005 under all programs to 94.1 million shares of common stock at a cost of $4.138 billion. This represents over 99% of the planned repurchases and nearly 30% of the common share equivalents the Company had outstanding at the time the 2004 program was initiated, including shares issuable under convertible debt securities.

In November 2005, the Company completed its outstanding common stock repurchase program with the repurchase of an additional 0.2 million shares of common stock at a cost of $12 million, bringing the total repurchases for the common stock repurchase programs to 94.3 million shares at a principal cost of $4.15 billion.

Debt Reduction
---------------
The Company's debt reduction programs, which were completed by the end of the second quarter of 2005, consisted of approximately $2.14 billion of debt retirements, including approximately $1.89 billion authorized in 2004 and $250 million authorized in 2005.

The Company's debt retirements included $250 million of open-market debt repurchases in the first half of 2005, the payment of $193 million of long-term debt at the scheduled maturity date in May 2005, and 2004 transactions that consisted of $650 million of debt converted to common stock, $822 million of cash payments and the termination of the $221 million Eckerd securitized receivables program. The Company incurred pre-tax charges of $18 million in the first half of 2005 related to these early debt retirements. During the third quarter of 2004, the Company incurred total pre-tax charges of $47 million related to early debt retirements.

Series B Convertible Preferred Stock Redemption
-----------------------------------------------
On August 26, 2004, the Company redeemed, through conversion to common stock, all of its outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock), all of which were held by the Company's Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) savings plan. Each holder of Preferred Stock received 20 equivalent shares of JCPenney common stock for each share of Preferred Stock in their Savings Plan account in accordance with the original terms of the Preferred Stock. Preferred Stock shares, which were included in the diluted earnings per share calculation as appropriate, were converted into approximately nine million common stock shares. Annual dividend savings approximate $11 million after tax.

Common Stock Outstanding
------------------------
During the first nine months of 2005, common stock outstanding decreased 39 million shares to 232 million shares from 271 million shares at the beginning of the year. The decline in outstanding shares is attributable to approximately 44 million shares repurchased and retired, partially offset by approximately five million shares issued due to the exercise of employee stock options.

Stock Option Accounting
-----------------------

As discussed in the 2004 10-K, prior to fiscal year 2005, the Company followed Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," which did not require expense recognition for stock options when the exercise price of an option equaled, or exceeded, the fair market value of the common stock on the date of grant. Effective January 30, 2005, the Company early-adopted SFAS No. 123R, which requires the use of the fair value method for accounting for stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Accordingly, in the third quarter and first nine months of 2005, the Company recorded compensation expense of $4 million and $28 million ($2 million and $17 million after tax), respectively. This reflects the requirements of the final accounting rules to recognize compensation expense over the employee service period, which is to the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the normal vesting period. This resulted in a reduction in diluted earnings per share of about $0.01 for the third quarter and $0.07 for the first nine months of 2005. The Company currently expects total compensation expense related to stock options for full-year 2005 of approximately $33 million ($21 million after tax), or approximately $0.08 per share.

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

The expected volatility used in the binomial lattice model is based on an analysis of historical prices of JCPenney's stock and open market exchanged options, and was developed in consultation with an outside valuation specialist and the Company's financial advisors. The expected volatility reflects the volatility implied from a price quoted for a hypothetical call option with a duration consistent with the expected life of the options, and the volatility implied by the trading of options to purchase the Company's stock on open-market exchanges. As a result of the Company's turnaround that has been ongoing since 2001 and the disposition of the Eckerd drugstore operations, a significant portion of the historical volatility is not considered to be a good indicator of future volatility. The expected term of options granted is derived from the output of the binomial lattice model, and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The dividend yield is assumed to increase ratably to the Company's expected dividend yield level based on targeted payout ratios over the expected life of the options.

The Company has not adjusted prior year financial statements under the optional modified retrospective method of application, but has disclosed the pro-forma impact of expensing stock options on the third quarter and first nine months of 2004 in Note 1 to the Unaudited Interim Consolidated Financial Statements.

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


Seasonality
-------------
The results of operations and cash flows for the 13 and 39 weeks ended October 29, 2005 are not necessarily indicative of the results for the entire year. The Company's business depends to a great extent on the last quarter of the year when a significant portion of the sales and profits are recorded.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks in the normal course of business due to changes in interest rates. The Company's market risks related to interest rates at October 29, 2005 are similar to those disclosed in the Company's 2004 10-K. Previously, the Company had limited exposure to market risk associated with currency exchange rates due to the foreign operations of Renner. However, with the sale of the Company's controlling interest in Renner in the second quarter of 2005, the Company recognized the cumulative loss on foreign currency translation that previously had been reflected as a component of accumulated other comprehensive (loss).


Item 4 - Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of
1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There were no changes in the Company's internal control over financial reporting during the Company's third quarter ended October 29, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company's current view of future events and financial performance. The words expect, plan, anticipate, believe, intent, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, including the price and availability of oil and natural gas, changes in management, retail industry consolidations, acts of terrorism or war and government activity. Please refer to the Company's 2004 Annual Report on Form 10-K and subsequent filings for a further discussion of risks and uncertainties. The Company intends the forward-looking statements in this Report on Form 10-Q to speak only at the time of its release and does not undertake to update or revise these forward-looking statements as more information becomes available.

PART II - OTHER INFORMATION



Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     (c)  Issuer Purchases of Securities

     The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company's common stock during the quarter ended October 29, 2005:

                                                                             Total Number
                                                                              of Shares               Maximum
                                                                             Purchased as           Approximate
                                          Total                                Part of            Dollar Value of
                                        Number of                             Publicly            Shares that May
                                         Shares             Average           Announced           Yet Be Purchased
                                        Purchased            Price            Plans or             Under the Plans
                                         During             Paid Per          Programs             or Programs (in
                Period                   Period             Share(1)          (2)(3)(4)              millions)(1)
     -----------------------------     --------------    -------------    -----------------     ---------------------

     July 31, 2005 through
     September 3, 2005                     4,646,600          $ 50.00            4,646,600             $ 941(3)(4)

     September 4, 2005 through
     October 1, 2005                      10,242,400          $ 48.16           10,242,400             $ 448(3)(4)

     October 2, 2005 through
     October 29, 2005                      8,883,200          $ 49.03            8,883,200             $  12(4)
                                       --------------                     -----------------

       Total                              23,772,200                            23,772,200
                                       ==============                     =================


     (1) Reflects principal only (excludes commissions of $0.03 per share purchased).
     (2) In 2004, the Company's Board of Directors approved a program for up to $3.0 billion of common stock repurchases (not to exceed 133 million shares), including up to $650 million that had been contingent upon the conversion of the Company's 5.0% Convertible Subordinated Notes Due 2008, which occurred from October 26, 2004 through November 16, 2004. This repurchase program, which the Company announced on August 2, 2004, had no expiration date, but was completed during the third quarter of 2005.
     (3) In March 2005, the Board of Directors approved an additional common stock repurchase program of up to $750 million. This program, which the Company announced on March 18, 2005, had no expiration date, but was completed during the third quarter of 2005.
     (4) In July 2005, the Board of Directors approved an additional common stock repurchase program of up to $400 million. This program, which the Company announced on July 15, 2005, had no expiration date, but was completed early in the fourth quarter of 2005.

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









Date: December 7, 2005

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

Date:  December 7, 2005.
                                            /s/ Myron E. Ullman, III
                                            ---------------------------
                                            Myron E. Ullman, III
                                            Chairman and Chief Executive Officer
                                            J. C. Penney Company, Inc.

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

Date:  December 7, 2005.
                                            /s/ Robert B. Cavanaugh
                                            ---------------------------
                                            Robert B. Cavanaugh
                                            Executive Vice President and
                                            Chief Financial Officer
                                            J. C. Penney Company, Inc.

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending October 29, 2005 (the "Report"), I, Myron E. Ullman, III, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 7th day of December 2005.

                                            /s/ Myron E. Ullman, III
                                            -----------------------------
                                            Myron E. Ullman, III
                                            Chairman and Chief Executive Officer

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of J. C. Penney Company, Inc. (the "Company") on Form 10-Q for the period ending October 29, 2005 (the "Report"), I, Robert B. Cavanaugh, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATED this 7th day of December 2005.

                                            /s/ Robert B. Cavanaugh
                                            -----------------------------
                                            Robert B. Cavanaugh
                                            Executive Vice President and
                                            Chief Financial Officer