Form 10-K
period 2006-01-28
J C PENNEY CO INC
filed 2006-04-06
CIK 1166126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

(Mark One)

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from                      to

Commission file number 1-15274

J. C. PENNEY COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-0037077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6501 Legacy Drive, Plano, Texas 75024 – 3698

(Address of principal executive offices)

(Zip Code)

(972) 431-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of 50 cents par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    ☒    No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes    ☐    No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (July 30, 2005). $14,347,333,767

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

233,981,403 shares of Common Stock of 50 cents par value, as of March 20, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated

J. C. Penney Company, Inc. 2006 Proxy Statement	Part III

i

PART I

Item 1.  Business.

Business Overview

J. C. Penney Company, Inc. is a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and J. C. Penney Company, Inc. was incorporated in Delaware in 2002, when the holding company structure was implemented. The new holding company assumed the name J. C. Penney Company, Inc. (Company). The holding company has no direct subsidiaries other than JCP. Common stock of the Company is publicly traded under the symbol “JCP” on the New York Stock Exchange. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee by the Company of certain of JCP’s outstanding debt securities is full and unconditional. The holding company and its consolidated subsidiaries, including JCP, are collectively referred to in this Annual Report on Form 10-K as “Company” or “JCPenney,” unless otherwise indicated.

Since JCP’s founding by James Cash Penney in 1902, the Company has grown to be a major retailer, operating 1,019 JCPenney department stores in 49 states and Puerto Rico as of January 28, 2006. The Company’s business consists of providing merchandise and services to consumers through its department stores and Direct (catalog/Internet). The department stores and Direct generally serve the same type of customers and provide virtually the same mix of merchandise. The department stores accept returns from sales made in the department stores, through catalogs and via the Internet. The Company markets family apparel, jewelry, shoes, accessories and home furnishings. In addition, the department stores provide customers with services, such as salon, optical, portrait photography and custom decorating.

A five-year summary of certain financial and operational information regarding the Company’s continuing operations can be found in Item 6, Selected Financial Data, of this Annual Report on Form 10-K.

Discontinued Operations

Lojas Renner S.A.

As previously reported, on July 5, 2005, the Company’s indirect wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Lojas Renner S.A. (Renner), a Brazilian department store chain, through a public stock offering registered in Brazil. The Company generated cash proceeds of $283 million from the sale of its interest in Renner. After taxes and transaction costs, net proceeds approximated $260 million. Proceeds from the sale were used for common stock repurchases, which are more fully discussed in Note 3 to the Consolidated Financial Statements (page F-21).

Including a favorable fourth-quarter adjustment of $1 million related to taxes, the sale resulted in a pre-tax gain of $26 million and a loss of $7 million on an after-tax basis. The relatively high tax cost is largely due to the tax basis of the Company’s investment in Renner being lower than its book basis as a result of accounting for the investment under the cost method for tax purposes. Included in the pre-tax gain on the sale was $83 million of foreign currency translation losses that had accumulated since the Company acquired its controlling interest in Renner.

Eckerd Drugstores

On July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations to the Jean Coutu Group (PJC) Inc. (Coutu) and CVS Corporation and CVS Pharmacy, Inc. (together, CVS) and received gross cash proceeds of approximately $4.7 billion. Net after-tax cash proceeds from the sale of approximately $3.5 billion were used for common stock repurchases and debt reduction, which are more fully discussed in Notes 3 and 11 (pages F-21 and F-25, respectively).

During 2005, the Company recorded an after-tax credit of $103 million related to the Eckerd discontinued operations, which was primarily related to the favorable resolution of certain tax matters, as well as a reduction of the taxes payable on the sale of Eckerd due to adjustments in Eckerd’s tax basis. Through 2005, the cumulative loss on the sale was $714 million pre-tax, or $1,330 million on an after-tax basis. Of the total after-tax loss on the sale, $108 million was recorded in 2004 to reflect revised estimates of certain post-closing adjustments and resulting sales proceeds, and $1,325 million was recorded in 2003 to reflect Eckerd at its estimated fair value less costs to sell. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company’s previous drugstore acquisitions were largely tax-free transactions.

For all periods presented, the results of operations and financial position for Renner and Eckerd have been reclassified and reflected as discontinued operations. Income/(Loss) from Discontinued Operations in the Company’s Consolidated Statements of Operations also reflects results of operations up to the date of sale and gain/(loss) on the sale of the Company’s Mexico department stores, which were sold in 2003, as well as subsequent tax adjustments related to the 2001 sale of the assets of J. C. Penney Direct Marketing Services, Inc. For additional information on these discontinued operations, please refer to Note 2 (pages F-17 to F-21).

Competition and Seasonality

The business of marketing merchandise and services is highly competitive. The Company is one of the largest department store, catalog and e-commerce retailers in the United States, and it has numerous competitors, which include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses and other forms of retail commerce. Many factors enter into the competition for the consumer’s patronage, including price, quality, style, service, product mix, convenience and credit availability. The Company’s annual earnings depend to a great extent on the results of operations for the last quarter of its fiscal year when a significant portion of the Company’s sales and profits are recorded.

Web Site Availability

The Company maintains an Internet Web site address at www.jcpenney.net and makes available free of charge through this Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments to those reports, as soon as reasonably practicable after the materials are electronically filed with or furnished to the Securities and Exchange Commission.

Suppliers

The Company purchases its merchandise from approximately 3,045 domestic and foreign suppliers, many of which have done business with the Company for many years. In addition to its Plano, Texas Home Office, the Company, through its international purchasing subsidiary, maintained buying offices in 11 foreign countries and quality assurance inspection offices in an additional eight foreign countries as of January 28, 2006.

Employment

The Company and its consolidated subsidiaries employed approximately 151,000 full-time and part-time persons as of January 28, 2006.

Environmental Matters

Environmental protection requirements did not have a material effect upon the Company’s operations during fiscal 2005. While management believes it would be unlikely, it is possible that compliance with such requirements would lengthen lead time in expansion plans and increase construction costs and therefore, operating costs due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As part of the sale agreements for the 2004 disposition of the Eckerd drugstore operations, the Company retained responsibility to remediate environmental conditions that existed at the time of the sale. Certain properties, principally distribution centers, were identified as having such conditions at the time of sale. Reserves were established by management, after consultation with an environmental engineering firm, for specifically identified properties, as well as a certain percentage of the remaining properties, considering such factors as age, location and prior use of the properties.

Executive Officers of the Registrant

The following is a list, as of March 20, 2006, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP. References to JCPenney positions held during fiscal years 2001 and earlier (prior to the creation of the holding company) are for JCP. There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age

Myron E. Ullman, III	Chairman of the Board and Chief Executive Officer	59

Joanne L. Bober	Executive Vice President, General Counsel and Secretary	53

Robert B. Cavanaugh	Executive Vice President and Chief Financial Officer	54

Kenneth C. Hicks	President and Chief Merchandising Officer	53

Stephen F. Raish*	Executive Vice President and Chief Information Officer	55

Michael T. Theilmann	Executive Vice President, Chief Human Resources and Administration Officer	41

*Mr. Raish has announced that he is retiring from the Company effective April 30, 2006.

Mr. Ullman was elected Chairman of the Board of Directors and Chief Executive Officer of the Company effective December 1, 2004. He was Directeur General, Group Managing Director, LVMH Moet Hennessy Louis Vuitton (luxury goods manufacturer/retailer) from 1999 to 2002. He was President of LVMH Selective Retail Group from 1998 to 1999. From 1995 to 1998, he was Chairman of the Board and Chief Executive Officer, DFS Group Ltd. From 1992 to 1995, he was Chairman of the Board and Chief Executive Officer of R. H. Macy & Company. He has served as a director of the Company, and a director of JCP, since December 2004.

Ms. Bober was elected Executive Vice President, General Counsel and Secretary effective September 2005. From February 2005 to September 2005, she served as Senior Vice President, General Counsel and Secretary of the Company. She served as Senior Vice President and General Counsel of The Chubb Corporation from 1999 to 2005.

Mr. Cavanaugh has served as Executive Vice President and Chief Financial Officer of the Company since 2001. He served as Senior Vice President and Chief Financial Officer of Eckerd Corporation, a former subsidiary of the Company, from 1999 to 2001. From 1996 to 1999, he served as Vice President and Treasurer of the Company. He has served as a director of JCP since 2002.

Mr. Hicks was elected President and Chief Merchandising Officer of the Company effective January 1, 2005. He served as President and Chief Operating Officer of Stores and Merchandise Operations from July through December 2004. He has served as a director, and President and Chief Merchandising Officer of JCP since January 2005. He served as President and Chief Operating Officer of Stores and Merchandise Operations of JCP from July 2002 to December 2004. From 1999 to 2002, he served as President of Payless ShoeSource, Inc.

Mr. Raish has served as Executive Vice President and Chief Information Officer of the Company since 2001. In 1999, he was named President of the Accelerating Change Together (ACT) initiative, the Company’s centralized merchandising process in department stores and catalog, and in 1998, he served as President, Home and Leisure Division. He served as Divisional Vice President in 1997, and as Director of Coordination, JCPenney Stores, in 1996.

Mr. Theilmann was elected Executive Vice President, Chief Human Resources and Administration Officer effective June 1, 2005. From 2002 to 2005, he served as Senior Vice President, Human Resources and Chief People Officer of the International business of Yum! Brands Inc. From 2000 to 2002, he served as Vice President of Human Resources for European operations at Yum! Brands Inc.

Item 1A.  Risk Factors.

The following risk factors should be read carefully in connection with evaluating the Company’s business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks, as well as those discussed under Risk Management beginning on page 36, could materially adversely affect the Company’s business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. While the Company believes it has identified and discussed below the key risk factors affecting its business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect the Company’s business, performance or financial condition in the future.

The retail industry is highly competitive, which could adversely impact the Company’s sales and profitability.

The retail industry is highly competitive, with few barriers to entry. The Company competes with many other local, regional and national retailers for customers, associates, locations, merchandise, services and other important aspects of its business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses and other forms of retail commerce. Some competitors are larger than the Company, have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation and credit availability. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, brand launches and other merchandise and operational strategies may have an adverse impact on the Company’s profitability as the result of lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses.

The Company’s sales and operating results depend on consumer preferences and fashion trends.

The Company’s sales and operating results depend in part on its ability to predict or respond to changes in fashion trends and consumer preferences in a timely manner by consistently offering stylish quality merchandise assortments at competitive prices. To the extent the Company’s predictions differ from its customers’ preferences, the Company may be faced with excess inventories for some products and/or missed opportunities for others. Excess inventories can result in lower gross margins due to greater than anticipated discounts and markdowns that might be necessary to reduce inventory levels. Inventory shortages can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Consequently, any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences and buying trends could have an adverse impact on the Company’s business, and any significant misjudgments regarding inventory levels could adversely impact the Company’s results of operations.

The Company’s growth and profitability depend on the level of consumer confidence and spending.

The Company’s results of operations are sensitive to changes in overall economic and political conditions that impact consumer spending, including discretionary spending. Many economic factors outside of the Company’s control, including interest rates; recession, inflation and deflation; energy costs and availability; consumer credit availability and terms; consumer debt levels; tax rates and policy and unemployment trends influence consumer confidence and spending. The domestic and international political situation also affects consumer confidence and spending. Political conditions that could impact the Company’s performance include terrorist threats and activities; worldwide military and domestic disturbances and conflicts; and political instability. A general reduction in the level of consumer spending could adversely affect the Company’s growth and profitability.

The Company’s business depends on the ability to source merchandise in a timely and cost-effective manner.

The merchandise sold by the Company is sourced from a wide variety of vendors. The Company’s business depends on being able to find qualified vendors and access products in a timely and efficient manner. Substantial portions of the Company’s products are sourced outside of the United States. All of the Company’s vendors must comply with applicable laws and the Company’s required standards of conduct. Political or financial instability, changes in U.S. and foreign laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations, as well as currency exchange rates, transport capacity and costs and other factors relating to foreign trade and the inability to access suitable merchandise on acceptable terms could adversely impact the Company’s results of operations.

The Company’s business is seasonal.

The Company’s annual earnings and cash flows depend to a great extent on the results of operations for the last quarter of its fiscal year, which includes the holiday season. The Company’s fiscal fourth-

quarter results may fluctuate significantly, based on many factors, including holiday spending patterns and weather conditions. This seasonality causes the Company’s operating results to vary considerably from quarter to quarter.

The failure to attract, retain and motivate the Company’s associates, including associates in key positions, could have an adverse impact on the Company’s results of operations.

The Company’s results depend on the contributions of its associates, including its senior management team and other key associates. Since 2000, the Company has hired seasoned individuals, including executive level associates and others with a breadth of experience in merchandising, marketing, buying and allocation under a centralized model, as well as to manage the Company’s Direct operations. The Company’s performance depends to a great extent on its ability to attract, retain and motivate quality associates throughout the organization, many of whom, particularly in the department stores, are in entry level or part-time positions with historically high rates of turnover. The Company’s ability to meet its labor needs while controlling the Company’s costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. If the Company is unable to attract, retain and motivate quality associates at all levels, its results of operations could be adversely impacted.

The Company’s operations are dependent on information technology systems; disruptions in those systems could have an adverse impact on its results of operations.

The Company’s operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale systems in the stores, data centers that process transactions, communication systems and various software applications used throughout the Company to track inventory flow, process transactions and generate performance and financial reports. The Company could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in business operations. In addition, despite the Company’s considerable efforts and technology to secure its computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. This could lead to loss of sales or profits or cause the Company to incur significant costs to reimburse third parties for damages. In addition, the continued realization of the benefits of the Company’s centralized buying and allocation processes and systems is a key element of the Company’s ability to meet its long-term customer and financial goals. The effectiveness of these processes and systems is an important component of the Company’s ability to have the right inventory at the right place, time and price.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At January 28, 2006, the Company operated 1,019 JCPenney department stores throughout the continental United States, including Alaska, and Puerto Rico, of which 236 were owned. The Company also owned and operated four Direct (catalog/Internet) fulfillment centers. The Company owned seven of its 13 store support centers and its three regional warehouses. The Company owned its Home Office facility in Plano, Texas, as well as approximately 240 acres of property adjacent to the facility. Information relating to certain of the Company’s facilities is included in Item 6, Selected Financial Data, of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings.

Gayle G. Pitts, et al v. J. C. Penney Direct Marketing Services, Inc. (“DMS”), AEGON Direct Marketing Services, Inc., and J. C. Penney Life Insurance Company n/k/a Stonebridge Insurance Company, No. 01-03395-F, in the 214th Judicial District Court of Nueces County, Texas; and Appellant(s): Stonebridge Life Insurance Company f/k/a J. C. Penney Life Insurance Company (“JCPenney Life”), J. C. Penney Direct Marketing Services, Inc., and AEGON Direct Marketing Services, Inc. v. Gayle G. Pitts, et al, No. 13-05-131-CV, in the Court of Appeals for the Thirteenth District of Texas.

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

In September 2002, the trial court certified the Lawsuit as a national class action. On July 15, 2004, the Court of Appeals for the Thirteenth District of Texas reversed the certification order and remanded the case to the trial court. Plaintiffs filed a second supplemental motion for Class Certification, this time seeking a Texas class only. On January 31, 2005, the trial court granted the motion, certifying a Texas class. Defendants have appealed that order to the Court of Appeals for the Thirteenth District of Texas.

On February 3, 2005, Vicente Balderaz filed a complaint in the First Judicial District, State of New Mexico, County of Santa Fe (No. D-0101-CV2005-00249) (“the New Mexico Lawsuit”) against the same defendants as the Lawsuit, including DMS, and asserting essentially the same claims. DMS has since been dismissed. The New Mexico Lawsuit seeks certification of a nation-wide class. On November 9 and 10, 2005, the trial court held a hearing on the plaintiff’s motion for class certification.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2005.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

The Company’s common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at January 28, 2006 was 40,362. In addition, the Company has authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at January 28, 2006.

The table below sets forth the high, low and closing sales prices of the Company’s common stock on the NYSE, as well as the quarterly cash dividends declared per share of common stock, for the periods indicated:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
Dividend per common share	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125	$0.125
Common stock price range:
High	$53.44	$36.77	$57.99	$40.20	$57.26	$41.50	$57.70	$43.70
Low	$42.01	$26.25	$46.72	$31.10	$44.16	$34.03	$49.51	$34.11
Close	$47.41	$33.86	$56.14	$40.00	$49.01	$34.59	$56.21	$41.69

The Company’s Board of Directors (Board) reviews the dividend policy and rate on a quarterly basis, taking into consideration the overall financial and strategic outlook for the Company, earnings, liquidity and cash flow projections, as well as competitive factors. In February 2006, the Board authorized a plan to increase the quarterly dividend on its common stock to $0.18 per share beginning with the May 1, 2006 dividend. On March 21, 2006, the Board declared a quarterly dividend of $0.18 per share to be paid on May 1, 2006.

Additional information relating to the common stock and preferred stock, including the Series B ESOP Convertible Preferred Stock (which was redeemed in 2004), of the Company is included under the captions “Consolidated Statements of Stockholders’ Equity” (page F-5), “Capital Stock” (page F-27), “Common Stock Repurchases” (page F-21) and “Series B Convertible Preferred Stock Redemption” (pages F-21 to F-22), which appear in this Annual Report on Form 10-K on the pages indicated.

Issuer Purchases of Securities

During 2005 and 2004, the Company repurchased shares of its common stock under its common stock repurchase programs totaling $4.15 billion in the aggregate as authorized by the Board. Share repurchases were made in open-market transactions, subject to market conditions, legal requirements and other factors. The Company repurchased and retired 44.2 million and 50.1 million shares of common stock during 2005 and 2004, respectively, at a cost of approximately $2.2 billion and $1.95 billion, respectively. No amounts remained authorized for share repurchase under the 2005 and 2004 programs as of January 28, 2006. In February 2006, the Board authorized a new program of common stock repurchases of up to $750 million, which is expected to be completed by the end of fiscal 2006.

The table below sets forth information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarter ended January 28, 2006:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

October 30, 2005 through December 3, 2005	230,166	$53.77	230,166	$–

December 4, 2005 through December 31, 2005	–	$–	–	$–

January 1, 2006 through January 28, 2006	–	$–	–	$–

Total	230,166		230,166

(1) Reflects principal only (excludes commissions).

(2) In July 2005, the Board approved a common stock repurchase program of up to $400 million. This program, which the Company announced on July 15, 2005, had no expiration date, but was completed early in the fourth quarter of 2005.

Item 6. Selected Financial Data.

FIVE-YEAR FINANCIAL SUMMARY (UNAUDITED)

(in millions, except per share data)	2005	2004	2003	2002	2001
FINANCIAL SUMMARY
Results for the year
Retail sales, net	$18,781	$18,096	$17,513	$17,384	$17,840
Sales percent increase/(decrease):
Total department store sales	3.8%	4.7%(1)	(0.7)%(1)	1.9%	1.8%
Comparable department store sales(2)	2.9%	4.9%	0.8%	2.8%	3.8%
Direct (catalog/Internet) sales	3.6%	3.3%(3)	1.5%(3)	(22.0)%	(19.7)%
Income from continuing operations	$977	$657	$360	$283	$183
Ratios as a percent of sales:
Gross margin	39.3%	38.6%	37.1%	35.8%	33.5%
Selling, general and administrative expenses	30.9%	31.5%	32.7%	31.9%	30.5%
Operating profit	8.4%	7.1%	4.4%	3.9%	3.0%
Return on beginning stockholders’ equity – continuing operations	20.1%	12.1%	5.7%	4.6%	2.9%
Return on beginning invested capital – continuing operations(4)	13.3%	8.4%	5.6%	4.6%	3.9%
Per common share
Income from continuing operations, diluted(5)	$3.83	$2.20	$1.20	$0.95	$0.58
Dividends	0.50	0.50	0.50	0.50	0.50
Stockholders’ equity	17.21	17.89	19.08	22.78	22.20
Financial position
Capital expenditures	$535	$398	$359	$307	$305
Total assets	12,461	14,127	18,300	17,787	17,993
Long-term debt, including current maturities(6)	3,465	3,923	5,356	5,173	6,060
Stockholders’ equity	4,007	4,856	5,425	6,370	6,129
Other
Common shares outstanding at end of year	233	271	274	269	264
Weighted-average common shares:
Basic	253	279	272	267	263
Diluted	255	307	297	293	267

(1) Excludes the effect of the 53rd week in 2003. Including sales of $152 million for the 53rd week in 2003, total department store sales increased 3.7% and 0.3% for 2004 and 2003, respectively.

(2) Comparable department store sales are presented on a 52-week basis. Comparable department store sales include the sales of stores after having been open for 12 full consecutive fiscal months. New and relocated stores become comparable on the first day of the 13th full fiscal month.

(3) Excludes the effect of the 53rd week in 2003. Including sales of $46 million for the 53rd week in 2003, total Direct sales increased 1.5% and 3.3% for 2004 and 2003, respectively.

(4) Represents income from continuing operations plus after-tax interest expense on long-term debt divided by the sum of beginning of year stockholders’ equity and long-term debt, including current maturities.

(5) Calculation excludes the effect of anti-dilutive common stock equivalents.

(6) Includes capital lease obligations and other.

FIVE-YEAR OPERATIONS SUMMARY (UNAUDITED)

	2005	2004	2003	2002	2001

OPERATIONS SUMMARY
Number of JCPenney Department Stores:
Beginning of year	1,017	1,020	1,043	1,069	1,108
Openings	18	14	6	3	10
Closings	(16)	(17)	(29)	(29)	(49)

End of year	1,019	1,017	1,020	1,043	1,069

Gross selling space (square feet in millions)	101.4	101.3	101.1	103.3	106.0
Total Department Store sales ($ in millions)	$15,943	$15,357	$14,815	$14,771	$14,491
Sales per gross square foot(1)	$157	$151	$144	$141	$135
Sales per net selling square foot(1)	$221	$214	$204	$201	$195

Number of Catalog units:
Department stores	1,014	1,012	1,015	1,036	1,068
Third-party merchants, outlet stores, freestanding sales centers and other	448	470	524	523	546

Total Catalog units	1,462	1,482	1,539	1,559	1,614

Total Direct (catalog/Internet) sales ($ in millions)	$2,838	$2,739	$2,698	$2,613	$3,349

(1) Calculation includes the sales of stores that were open for a full year as of each year end. The 2003 calculation excludes sales of the 53rd week.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion, which presents the results of J. C. Penney Company, Inc. and its subsidiaries (the Company or JCPenney), should be read in conjunction with the accompanying consolidated financial statements and notes thereto beginning on page F-3, along with the unaudited Five-Year Financial and Operations Summaries on pages 10 and 11. Unless otherwise indicated, all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Corporate Governance and Financial Reporting

The Company remains committed to both maintaining the highest standard of corporate governance and continuously improving the transparency of its financial reporting, by providing stockholders with informative financial disclosures and presenting an accurate view of the Company’s financial position and operating results.

While the Company has always focused on excellence in corporate governance, management has continued to strengthen its well-established programs and policies. Management also continues to employ a reporting matrix that requires written certifications on a quarterly basis from a cross-discipline team of approximately 20 key members of management who have responsibility for verifying and reporting corporate results.

For this Annual Report on Form 10-K, the Company made further enhancements to its financial reporting with expanded disclosures in several areas, such as including a comparative breakdown of capital expenditures, obligations related to future interest payments on long-term debt and accounting policies for gift card revenue recognition, cost of goods sold and selling, general and administrative (SG&A) expenses. Based on the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Company was required again in 2005 to report on the effectiveness of its internal controls over financial reporting. In relation to these requirements, the Company’s external auditors again expressed an unqualified opinion on management’s assessment of, and the effective operation of, the Company’s internal controls over financial reporting.

Executive Overview

2005 marks the completion of the first year of the Company’s 2005-2009 Long Range Plan and confirms solid progress toward achieving the Company’s stated performance goals. The plan builds on the Company’s accomplishments over the past five years and includes strategies, initiatives and execution points focused on the vision of making JCPenney the preferred shopping choice for Middle America and transitioning to a leadership position in financial performance within the retail sector. The four key strategies consist of:

1)	making an emotional connection with the JCPenney customer;
2)	making JCPenney an easy and exciting place to shop;
3)	making JCPenney a great place to work; and
4)	making JCPenney a leader in performance and execution.

2005 Accomplishments

Fifth Consecutive Year of Comparable Department Store Sales Growth

Comparable department store sales increased 2.9% in 2005, on top of a 4.9% increase in 2004, representing the fifth consecutive year of improvement. The Company experienced productivity improvements in its store portfolio with sales per gross square foot increasing 4.0% to $157 from $151 in 2004.

Direct (catalog/Internet) sales increased 3.6% in 2005, the third year in a row of sales gains. Direct represented approximately 15% of total net retail sales in each of 2005, 2004 and 2003. Internet, the Company’s fastest growing sales channel, increased nearly 28% in 2005. Internet sales now represent approximately 37% of total Direct sales and, in 2005, surpassed $1 billion in annual sales.

Strong Operating Performance

For 2005, operating profit increased 130 basis points to 8.4% of sales. Strong sales growth, continued improvements in gross margin and expense leverage contributed to this significant accomplishment.

Operating Profit

($ in millions)	2005	2004	2003
Gross margin	$7,376	$6,989	$6,498
SG&A expenses	5,799	5,702	5,729

Operating profit(1)	$1,577	$1,287	$769

As a percent of sales	8.4%	7.1%	4.4%

(1) Operating profit (gross margin less SG&A expenses), which is a non-GAAP (generally accepted accounting principles) measure, is the key measurement on which management evaluates the financial performance of the retail operations. Operating profit excludes Net Interest Expense, Bond Premiums and Unamortized Costs and Real Estate and Other. Real estate activities, gains and losses on the sale of real estate properties, asset impairments, other charges associated with closing store and catalog facilities and other corporate charges, such as senior management transition costs in 2004, are evaluated separately from operations and are recorded in Real Estate and Other in the Consolidated Statements of Operations.

Income from continuing operations for 2005 increased approximately 49% to $977 million compared to $657 million in 2004. Diluted EPS from continuing operations of $3.83 for 2005 improved 74% compared to $2.20 in 2004. The 2005 results included a one-time credit to income of $49 million, or $0.20 per share, which was principally attributable to eliminating the remaining state tax net operating loss valuation allowances as a result of the increased likelihood of the Company’s ability to utilize the related net operating loss tax assets.

Operating performance has improved year over year for each of the past five years, with operating profit increasing 710 basis points since 2000 and diluted EPS from continuing operations increasing to $3.83 for 2005 from $(0.78) in 2000.

Operating Results from Continuing Operations

($ in millions, except EPS)	2005	2004		2003
Retail sales, net	$18,781	$18,096		$17,513

Gross margin	7,376	6,989		6,498
SG&A expenses	5,799	5,702		5,729
Net interest expense	169	223		247
Bond premiums and unamortized costs	18	47		–
Real estate and other (income)/expense	(54)	12		(17)

Income from continuing operations before income taxes	1,444	1,005		539
Income tax expense	467	348		179

Income from continuing operations	$977	$657		$360

Diluted EPS from continuing operations	$3.83	$2.20		$1.20

Comparable department store sales(1) increase	2.9%	4.9%		0.8%
Direct (catalog/Internet) sales increase	3.6%	3.3%	(2)	1.5%	(2)

(1) Comparable department store sales are presented on a 52-week basis. Comparable department store sales include sales of stores after having been open for 12 full consecutive fiscal months. For 2005, the five stores that were closed for an extended period from the effects of Hurricanes Katrina and Rita are not included in the comparable department store sales calculation. Those stores represented approximately 0.5% of the Company’s total 2004 sales. As of January 28, 2006, all but one of these stores had reopened. New and relocated stores, and the reopened stores impacted by the hurricanes, become comparable on the first day of the 13th full fiscal month of operation.

(2) Excludes the effect of the 53rd week in 2003. Including sales of $46 million for the 53rd week in 2003, total Direct sales increased 1.5% and 3.3% for 2004 and 2003, respectively.

Sixth Consecutive Year of Positive Free Cash Flow

The Company generated $702 million of positive free cash flow from continuing operations in 2005, representing the sixth consecutive year of positive free cash flow. This improvement was principally the result of strong operating performance and the fact that no qualified pension plan contribution was made during 2005 due to the plan’s well-funded status and Internal Revenue Service limitations on tax deductible contributions.

The Company’s calculation of free cash flow, which is defined on page 30, may differ from that used by other companies and therefore, comparability may be limited. The following table reconciles cash provided by operating activities, a generally accepted accounting principles (GAAP) measure, to free cash flow from continuing operations (a non-GAAP measure):

Free Cash Flow from Continuing Operations

($ in millions)	2005	2004	2003
Net cash provided by operating activities (GAAP)(1)	$1,337	$1,111	$795
Less:
Capital expenditures	(535)	(398)	(359)
Dividends paid	(131)	(150)	(160)
Plus:
Proceeds from sale of assets	31	34	100

Free cash flow from continuing operations (non-GAAP measure)	$702	$597	$376

(1) Includes $300 million ($190 million after tax) discretionary cash contributions to the Company’s qualified pension plan in both 2004 and 2003.

Improved Capital Structure and Credit Profile

During 2005, the Company completed its 2005 and 2004 capital structure repositioning programs, which were initiated on July 31, 2004 in conjunction with the sale of Eckerd. The programs included an aggregate $4.15 billion of common stock repurchases and an aggregate $2.14 billion of debt reductions. To fund these programs, the Company used the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Lojas Renner S.A. (Renner) shares, cash proceeds from the exercise of employee stock options and existing cash and short-term investment balances, including free cash flow generated in 2004.

Based on these improvements in the capital structure and in the Company’s related liquidity and coverage metrics, as well as the Company’s improved operating performance and generation of free cash flow, several positive credit rating actions occurred in 2005. Fitch Ratings raised its credit rating on the Company’s senior unsecured notes and debentures and its $1.2 billion revolving credit facility from BB+ to BBB-, an investment grade credit rating. Moody’s Investors Service, Inc. raised its senior unsecured credit rating for the Company from Ba2 to Ba1. Standard & Poor’s raised its outlook on the Company from “Stable” to “Positive.” Additional upgrades to the Company’s credit ratings occurred in early 2006, which are addressed below under Current Developments.

Closed on the Sale of Renner Shares

On July 5, 2005, the Company’s indirect wholly owned subsidiary, J. C. Penney Brazil, Inc., completed the sale of its shares in Renner, a Brazilian department store chain, through a public stock offering registered in Brazil, for net cash proceeds of approximately $260 million. Including a favorable fourth-quarter adjustment of $1 million related to taxes, the sale resulted in a gain of $26 million pre-tax, and a loss of $7 million on an after-tax basis.

Delivered Value to Stockholders

In 2005, the Company provided a total return to its stockholders of 36%, on top of a 61% total stockholder return in 2004. Total stockholder return includes stock price appreciation and reinvestment of dividends paid to stockholders. The stock price closed at $56.21 at the end of 2005, compared to $41.69 at the end of 2004. Between 2000, when the stock price closed at $12.81, and 2005, the Company has provided a total return to its stockholders of 383%.

Current Developments

New Common Stock Repurchase Program and Plan to Increase Dividend

In February 2006, the JCPenney Board of Directors (Board) authorized a new program of common stock repurchases of up to $750 million, which will be funded with 2005 free cash flow and cash proceeds from stock option exercises. The program is expected to be completed by the end of 2006. In addition, the Board authorized a plan to increase the annual dividend from $0.50 per share to $0.72 per share, a 44% increase, beginning with the May 1 quarterly dividend. On March 21, 2006, the Board declared a quarterly dividend of $0.18 per share to be paid on May 1, 2006.

Credit Rating Action

On February 16, 2006, Moody’s Investors Service, Inc. raised its credit rating on the Company’s senior unsecured notes and debentures and its $1.2 billion revolving credit facility from Ba1 to Baa3, an investment grade rating, citing the Company’s continued strong liquidity, healthy free cash flow generation and solid leverage and coverage metrics. In addition, Moody’s raised its corporate family debt rating from Ba1 to Baa3, revised its outlook for the Company to “Stable” and withdrew its speculative grade liquidity rating of SGL-1. On February 17, 2006, Standard & Poor’s placed the Company on a “credit watch” with positive rating implications.

Virtual Store and Exclusive Retail Sponsorship of the Academy Awards

In March 2006, the Company launched the largest branding event in its history by sponsoring the “JCPenney Experience” store, a showcase for its private and exclusive brands, at One Times Square in New York City. During its three-week run, visitors from around the world found an exclusive assortment from the spring collections of the Company’s private and exclusive brands such as: The Original Arizona Jean Company®; Worthington®; Stafford®; nicole by Nicole Miller®; Bisou Bisou® by Michele Bohbot; Solitude® by Shaun Tomson; Chris Madden for JCPenney Home Collection® and others. Shoppers were able to make purchases in the store through interactive kiosks, which featured the full range of merchandise, more than 250,000 skus, available on www.jcp.com. The opening of this virtual store coincided with the Company’s fifth annual exclusive retail sponsorship of the Academy Awards.

Discontinued Operations

Discontinued operations added $0.43 per share to net income in 2005, principally related to favorable resolution of certain tax matters associated with the Company’s former Eckerd Drugstore operations. For 2004 and 2003, discontinued operations resulted in charges of $0.44 per share and $4.33 per share, respectively. The 2004 charge resulted primarily from the loss on the sale of Eckerd combined with Eckerd operating losses to the date of sale, while the 2003 charge was primarily to reflect Eckerd at its estimated fair value less costs to sell.

Lojas Renner S.A.

As previously reported, on July 5, 2005, the Company’s indirect wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Renner through a public stock offering registered in Brazil. The Company generated cash proceeds of $283 million from the sale of its interest in Renner. After taxes and transaction costs, net proceeds approximated $260 million. Proceeds from the sale were used for common stock repurchases, which are more fully discussed under Capital Structure Repositioning on pages 35-36.

Including a favorable fourth-quarter adjustment of $1 million related to taxes, the sale resulted in a pre-tax gain of $26 million and a loss of $7 million on an after-tax basis. The relatively high tax cost is largely due to the tax basis of the Company’s investment in Renner being lower than its book basis as a result of accounting for the investment under the cost method for tax purposes. Included in the pre-tax gain on the sale was $83 million of foreign currency translation losses that had accumulated since the Company acquired its controlling interest in Renner.

Eckerd Drugstores

On July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations to the Jean Coutu Group (PJC) Inc. (Coutu) and CVS Corporation and CVS Pharmacy, Inc. (together, CVS) and received net cash proceeds of approximately $3.5 billion. Proceeds from the sale were used for common stock repurchases and debt reduction, which are more fully discussed under Capital Structure Repositioning on pages 35-36.

During 2005, the Company recorded an after-tax credit of $103 million related to the Eckerd discontinued operations, which was primarily related to the favorable resolution of certain tax matters, as well as a reduction of the taxes payable on the sale of Eckerd due to adjustments in Eckerd’s tax basis. Through 2005, the cumulative loss on the sale was $714 million pre-tax, or $1,330 million on an after-tax basis. Of the total after-tax loss on the sale, $108 million was recorded in 2004 to reflect revised estimates of certain post-closing adjustments and resulting sales proceeds, and $1,325 million was recorded in 2003 to reflect Eckerd at its estimated fair value less costs to sell. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company’s previous drugstore acquisitions were largely tax-free transactions.

Upon closing on the sale of Eckerd on July 31, 2004, the Company established reserves for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets, assumption of the Eckerd Pension Plan and various post-employment benefit obligations and environmental indemnifications. During the second quarter of 2005, the Company reached final settlement with both Coutu and CVS regarding the working capital adjustments as required in the respective sale agreements. The reserves that had been previously established were adequate to cover the respective payments under the settlements. Management continues to review and update the remaining reserves on a quarterly basis and believes that the overall reserves, as adjusted, are adequate at the end of 2005 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company’s Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations, with tax payments included in operating cash flows and all other payments included in investing cash flows.

Mexico Department Stores

In November 2003, the Company closed on the sale of its six Mexico department stores and recorded a loss of $14 million, net of a $27 million tax benefit. In 2005 and 2004, the Company recognized after-tax gains of $5 million and $4 million, respectively, related to reserve adjustments and additional tax benefits realized.

The Company’s financial statements, accompanying notes and other information provided in this Annual Report on Form 10-K reflect these businesses as discontinued operations for all periods presented.

Results of Operations

The following discussion and analysis, consistent with all other financial data throughout this Annual Report on Form 10-K, focuses on the results of operations and financial condition from the Company’s continuing operations.

Income from Continuing Operations

2005 represented the Company’s fifth consecutive year of earnings improvement. Income from continuing operations was $977 million, $657 million and $360 million in 2005, 2004 and 2003, respectively. Earnings increased as a result of continued strong sales growth, further gross margin improvement and leveraging of SG&A expenses, combined with lower interest expense and bond premiums and higher income reflected in Real Estate and Other. EPS from continuing operations increased 74% in 2005 to $3.83, compared to $2.20 in 2004 and $1.20 in 2003. EPS also benefited from the Company’s 2005 and 2004 common stock repurchase programs, which were completed early in the fourth quarter of 2005.

Retail Sales, Net

($ in millions)	2005	2004	2003
Retail sales, net	$18,781	$18,096	$17,513

Sales percent increase/(decrease):
Total department stores	3.8%	4.7%(1)	(0.7)%(1)
Comparable department stores(2)	2.9%	4.9%	0.8%
Direct (catalog/Internet)	3.6%	3.3%(3)	1.5%(3)

(1) Excludes the effect of the 53rd week in 2003. Including sales of $152 million for the 53rd week in 2003, total department store sales increased 3.7% and 0.3% for 2004 and 2003, respectively.

(2) Comparable department store sales are presented on a 52-week basis. Comparable department store sales include sales of stores after having been open for 12 full consecutive fiscal months. For 2005, the five stores that were closed for an extended period from the effects of Hurricanes Katrina and Rita are not included in the comparable department store sales calculation. Those stores represented approximately 0.5% of the Company’s total 2004 sales. As of January 28, 2006, all but one of these stores had reopened. New and relocated stores, and the reopened stores impacted by the hurricanes, become comparable on the first day of the 13th full fiscal month of operation.

(3) Excludes the effect of the 53rd week in 2003. Including sales of $46 million for the 53rd week in 2003, total Direct sales increased 1.5% and 3.3% for 2004 and 2003, respectively.

Comparable department store sales increased for the fifth consecutive year on a portfolio of largely mature department stores. Department store sales reflect increases in all merchandise divisions in 2005, led by family footwear, women’s accessories, fine jewelry and children’s apparel. While the women’s apparel division experienced the smallest sales increase, results were strong in both junior and women’s sportswear. From a regional perspective, all areas of the country experienced increases in 2005, with the strongest performance in the southeastern and western regions of the country, while the northeast experienced the smallest increase. Sales reflect good customer response to both fashion and basic merchandise and strong sales gains in the Company’s key private brands. Department store sales have continued to benefit from positive customer response to the style, quality, selection and value offered in the Company’s merchandise assortments, compelling marketing programs and continued improvement in the store shopping experience.

Direct (catalog/Internet) sales, which offer customers multi-channel convenience and a broader merchandise selection complementing that carried in the Company’s department stores, increased 3.6% for 2005, compared to a 3.3% increase in 2004 and a 1.5% increase in 2003, all on a 52-week basis. Direct sales continue to reflect a focus on targeted specialty media and the expanded assortments and convenience of the Internet. The Direct channel represented approximately 15% of total net retail sales in each of 2005, 2004 and 2003. Consistent with customer shopping patterns, the Company continually reviews its catalog page counts and circulation to ensure that print catalogs remain productive, while planning for a gradual shift toward a higher level of shopping via the Internet. The Internet channel continues to experience strong sales growth, increasing nearly 28% in 2005 to $1,038 million, compared to $812 million in 2004 and $617 million in 2003. Internet sales represented approximately 37% of total Direct sales for 2005, compared to 30% in 2004 and 23% in 2003.

As part of its 2005-2009 Long Range Plan, the Company has implemented lifestyle merchandising initiatives offering styles that inspire and reflect the lifestyles of its target customers. The Company has identified distinct categories that reflect its customers’ style preferences – conservative, traditional, modern and trendy – making JCPenney more relevant to an expanded customer base. The Company will continue to enhance its strong private, exclusive and national brands that develop customer loyalty by focusing its merchandise more closely on each of the customer lifestyles. Additional resources are being focused on each of the major brands to ensure consistency from design and lifestyle marketing to point-of-sale support. The brands launched in 2005 and planned for 2006 are the result of these merchandising initiatives. Private brand sales, including exclusive brands found only at JCPenney, totaled approximately 46%, 42% and 39% of total merchandise sales for 2005, 2004 and 2003, respectively.

In late 2005, the Company introduced a new private brand, a.n.a™, a casual weekend apparel line designed for the modern female customer. The Chris Madden for JCPenney Home Collection®, originally launched in the second quarter of 2004, continues to perform well for the Company and has been expanded with new furniture, bedding and window coverings collections. In the first quarter of 2005, the Company launched two new casual dressy brands for women, nicole by Nicole Miller® and W-work to weekend™, an extension of the Company’s Worthington® private brand. Management is pleased with customer response and sales results for the Company’s new merchandise launches as well as the performance of the expanded Chris Madden offerings.

In early 2006, the Company launched Solitude® by Shaun Tomson, a California lifestyle-inspired men’s apparel brand, and Rule by Steve Madden™ in family footwear. The Company introduced the Miss Bisou® clothing collection for juniors, an extension of the Bisou Bisou® women’s sportswear line, and Studio by the JCPenney Home Collection™, a modern furniture collection. Also in 2006, the Company added the Chris Madden® Hotel Collection, which features silk-blend comforters and 600 thread-count sheets.

Gross Margin

($ in millions)	2005	2004	2003
First-in first-out (FIFO) gross margin	$7,375	$6,971	$6,492
Last-in first-out (LIFO) credit	1	18	6

LIFO gross margin	$7,376	$6,989	$6,498

As a percent of sales	39.3%	38.6%	37.1%

Gross margin improved for the fifth consecutive year and was $7,376 million in 2005, compared to $6,989 million in 2004 and $6,498 million in 2003. As a percent of sales, gross margin improved 70 basis points over last year and represents a 770 basis-point increase since 2000, which restores the Company’s gross margin to competitive levels. The continued improvement in gross margin reflects better management of inventory flow and seasonal transition, better timing of clearance markdowns, continued strength in the performance of the Company’s private brand merchandise, consistency of execution and continuing benefits from the centralized model. Benefits of the centralized model, which was substantially in place by the end of 2004, have included enhanced merchandise offerings, an integrated marketing plan, leverage in the buying and merchandising process and more efficient selection and allocation of merchandise to individual department stores. Gross margin also reflects initial benefits from the Company’s new planning, allocation and replenishment systems, which were rolled out in the latter part of 2004.

Selling, General and Administrative (SG&A) Expenses

($ in millions)	2005	2004	2003
SG&A expenses	$5,799	$5,702	$5,729

As a percent of sales	30.9%	31.5%	32.7%

SG&A expenses improved by 60 basis points in 2005 to 30.9% of sales, on top of a 120 basis-point improvement in 2004. The Company experienced savings from continued improvements in productivity in the centralized store distribution centers, efficiencies from changes in the previously disclosed department store staffing model and efficiencies in the Direct channel. While expenditures for advertising were virtually flat with 2004, the Company shifted a portion of the marketing dollars spent in 2005 from promotional advertising to elevating the branding message of both JCPenney and the Company’s private brands. Total SG&A expense dollars increased 1.7% in 2005 to $5,799 million, compared to $5,702 million in 2004 and $5,729 million in 2003. SG&A expenses for 2005 included $32 million, or about $0.08 per share, related to expensing employee stock options, which started in the first quarter of 2005 upon the early adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). SG&A expense increases in 2005 also included costs related to the new point-of-sale system rollout, costs to support new store openings and higher utility costs. In 2005, the Company recorded total contributions to its employee 401(k) savings plan of $71 million. This compares to Company contributions of $47 million and $45 million in 2004 and 2003, respectively. 2005 SG&A expenses also reflected a previously announced one-time credit of $13 million recorded in the third quarter related to the Company’s share of expected proceeds from the Visa Check/MasterMoney Antitrust Litigation settlement, which was essentially offset by hurricane-related costs, net of probable insurance recoveries.

SG&A expenses improved by 120 basis points in 2004. During 2004, the Company experienced savings in labor costs, centralized store expense management and a decline in non-cash pension expense. SG&A reflected initial savings from the Company’s cost savings initiatives that focused on supply chain efficiencies, store workload and expense management, more productive marketing events and other operating efficiencies. These initiatives delivered over $100 million of savings for 2004, or 60 basis points of improvement. 2004 SG&A expenses also included a fourth-quarter pre-tax charge of $8 million, or about $0.02 per share, related to lease accounting adjustments made primarily to synchronize depreciation and amortization periods with the related lease terms. SG&A expenses for 2003 included $65 million of expenses attributable to the 53rd week in 2003 and a $21 million charge for costs related to the implementation of the cost savings initiatives discussed above.

Operating Profit

($ in millions)	2005	2004	2003
Operating profit(1)	$1,577	$1,287	$769

As a percent of sales	8.4%	7.1%	4.4%

(1) See calculation of Operating Profit on page 13.

Operating profit improved for the fifth straight year in 2005, increasing 23%, or 130 basis points as a percent of sales, driven by sales gains, continued improvement in gross margin and expense leverage. Operating profit (gross margin less SG&A expenses) is the key measurement on which management evaluates the financial performance of retail operations.

Net Interest Expense

Net interest expense totaled $169 million, $223 million and $247 million in 2005, 2004 and 2003, respectively. Net interest expense consists primarily of interest expense on long-term debt, net of interest income earned on cash and short-term investments. Net interest expense in 2005 benefited from higher short-term interest rates on cash and short-term investment balances, as well as the reduction in total debt. The weighted-average interest rate on long-term debt has remained relatively constant at 7.8%, 7.7% and 7.7% in 2005, 2004 and 2003, respectively. Interest income earned on short-term investments increased significantly to an average annual interest rate of 3.2% in 2005, compared to 1.5% in 2004 and 1.1% in 2003. Total debt was reduced by $2.14 billion as part of the Company’s debt reduction programs initiated in 2004 and completed by the end of the second quarter of 2005. For 2004 and 2003, net interest expense of $95 million and $159 million, respectively, was allocated to the operating results of Eckerd and recorded as discontinued operations.

Bond Premiums and Unamortized Costs

During 2005 and 2004, the Company incurred $18 million and $47 million, respectively, of premiums, commissions and unamortized costs related to the purchase of debt in the open market and redemption of securities under the capital structure repositioning program, which is discussed on pages 35-36. These costs are reflected in Bond Premiums and Unamortized Costs in the Consolidated Statements of Operations. No such costs were incurred by the Company in 2003.

Real Estate and Other (Income)/Expense

($ in millions)	2005	2004	2003
Real estate activities	$(39)	$(30)	$(28)
Net gains from sale of real estate	(27)	(8)	(51)
Asset impairments, PVOL(1) and other unit closing costs	12	19	57
Management transition costs	–	29	–
Other	–	2	5

Total	$(54)	$12	$(17)

(1) Represents the present value of operating lease obligations.

Real Estate Activities and Net Gains from Sale of Real Estate

Real estate activities consist primarily of ongoing operating income from the Company’s real estate subsidiaries. In addition, net gains were recorded from the sale of facilities and real estate that are no longer used in Company operations and investments in real estate partnerships. For 2005, approximately half of the gain from the sale of real estate was from the sale of a vacant merchandise processing facility that was made obsolete by the centralized network of store distribution centers put in place by mid-2003.

Asset Impairments, PVOL and Other Unit Closing Costs

In 2005, the Company recorded charges of $12 million, which consisted of $7 million of asset impairments and $5 million of expenses related to PVOL and other costs for closed units. Impairments relate primarily to department stores and are the result of the Company’s ongoing process of evaluating the productivity of its asset base, as described under Valuation of Long-Lived Assets on page 43. The Company recorded charges in 2004 of $19 million, which consisted of $12 million of asset impairments and $7 million of expenses related to PVOL and other costs for closed units. In 2003, the Company recorded charges of $57 million, which consisted of $26 million of asset impairments, $22 million of accelerated depreciation for closed catalog facilities and $9 million for PVOL and other unit closing costs.

Management Transition Costs

In 2004, the Company recorded a $29 million charge associated with the senior management transition.

Income Taxes

The overall effective tax rates for continuing operations were 32.3%, 34.6% and 33.2% for 2005, 2004 and 2003, respectively. The 2005 rate decrease was primarily due to a fourth-quarter one-time credit of $49 million, or $0.20 per share on a full-year basis, which was principally attributable to reversing the remaining state tax net operating loss valuation allowance. Management now believes it is more likely than not that the Company will generate sufficient income over the next several years in order to utilize the remaining state net operating loss tax assets. Also benefiting 2005 was a one-time credit of $5 million related to changes in state income tax laws, which was reflected in the second quarter. The Company’s improved earnings in 2005 and 2004 decreased the favorable tax rate impact of permanent adjustments, principally the deduction of dividends paid to the Company’s savings plan. Additionally, the 2005 deduction for dividends paid decreased compared to 2004 due to the redemption, through conversion to common stock, of all shares of the Series B ESOP Convertible Preferred Stock that had been held by the savings plan, which occurred in the third quarter of 2004. With the elimination of the Company’s remaining state tax net operating loss valuation reserve in 2005, the 2006 effective income tax rate is expected to increase to approximately 37%.

Financial Condition

The strength of the Company’s financial condition is primarily dependent on the competitiveness of its customer value proposition and the level of operating performance relative to the capital resources invested in the business. Therefore, management’s execution of the Long Range Plan will continue to be the key driver of the Company’s consistent operating performance improvement, earnings per share growth, stock market valuation and overall financial condition.

Financial Goals

The Company’s financial strategy will continue to focus on opportunities to deliver value to stockholders, strengthen the financial position and improve the credit profile. In order for the Company to achieve its objective of becoming a leader in performance and execution, long-range planning targets have been established related to operating financial goals, key financial metrics, cash flow, credit ratings, dividends and earnings per share growth, which are discussed below.

Specific long-range operating financial objectives include having low single-digit comparable department store sales increases and low-to-mid single-digit Direct sales increases each year, continuing to improve annual gross margin to more than 39% of sales and continuing to leverage SG&A expenses to a level that is less than 30% of sales. This results in an operating profit planning target of 9.0% to 9.5% of sales. With 2005 gross margin at 39.3% and SG&A expenses at 30.9% percent of sales, the Company’s 2005 operating performance represented an acceleration of the planned performance levels in the 2005-2009 Long Range Plan. Going forward, the growth drivers for operating profit will continue to be sales productivity improvements, SG&A leverage and modest improvements in the gross margin rate. The Company’s progress toward achieving its operating financial goals could be impacted by various risks, which are discussed in Item 1A, Risk Factors, beginning on page 4 and under Risk Management beginning on page 36.

Key financial metrics are utilized by investors, the rating agencies and banks to measure the competitiveness of a company’s productivity of its capital resources. These measures include returns on stockholders’ equity and invested capital, and financial leverage metrics, including: long-term debt to EBITDA, the fixed charge coverage ratio (EBITDA plus rent expense divided by rent expense plus net interest expense) and debt percent to total capital. With the Company’s significant performance improvement in 2005, its key financial metrics are now in substantial alignment with retail industry leaders.

The Company is targeting free cash flow to be positive each year, which should provide financial flexibility and ongoing support for the Long Range Plan.

Continued strong operating performance, positive free cash flow and a strengthening capital structure should enable the Company to achieve competitive investment grade credit ratings on par with retail industry leaders. This should allow the Company to access the commercial paper market, thereby enhancing its financial flexibility.

The goal of the Company’s dividend policy is to deliver competitive value to stockholders consistent with retail industry leaders.

The achievement of the financial goals should lead to consistent earnings per share growth at a level commensurate with retail industry leaders, reflecting the Company’s customer value proposition within the overall retail sector.

2005 Key Financial Metrics

The Company’s 2005 performance represented significant strides in its progress toward industry leadership, resulting from continued improvement in operating results and the completion of the capital structure repositioning programs that commenced with the sale of Eckerd. Over the past three years, the Company’s returns on capital have significantly improved, and its financial leverage has been dramatically reduced. The Company’s operating performance in 2005 was one year ahead of the original 2005-2009 Long Range Plan. As a result, the Company’s key financial metrics – earnings growth, returns on capital and financial leverage – are now in substantial alignment with retail industry leaders.

Management utilizes these financial metrics to assess the Company’s financial health and benchmark against planned targets as well as peers in the retail industry. The Company’s calculations of these metrics are based on components of the GAAP financial statements and may vary from those of other companies, potentially limiting comparability. These measures are not considered GAAP measures, but management believes they provide the most comprehensive perspective of the Company’s capital productivity and financial leverage.

Return on Capital Metrics

In 2005, the Company’s return on stockholders’ equity (ROE) and return on invested capital (ROIC) improved significantly and are now in substantial alignment with retail industry leaders. In 2005, the Company achieved a 20.1% ROE, representing a threefold improvement since 2003. The Company uses an 11% ROIC as its target or “hurdle rate” for new capital investments, which represents the Company’s estimated blended (debt and equity) long-term cost of capital. In 2005, the Company exceeded this level with a ROIC of 13.3%. Further improvement in both ROE and ROIC is expected in future years with continued earnings growth and common stock repurchases.

ROE and ROIC

($ in millions)	2005	2004	2003
Long-term debt, including current maturities, beginning of year	$3,923	$5,356	$5,173
Stockholders’ equity, beginning of year	4,856	5,425	6,370

Total invested capital, beginning of year	$8,779	$10,781	$11,543

Income from continuing operations	$977	$657	$360
Interest expense on long-term debt, net of income tax expense of $90, $129 and $142(1)	190	244	287

After-tax return to investors	$1,167	$901	$647

Return on stockholders’ equity (ROE)(2)	20.1%	12.1%	5.7%
Return on invested capital (ROIC)(3)	13.3%	8.4%	5.6%

(1)	See Note 12 for interest expense on long-term debt.
(2)	Represents income from continuing operations divided by stockholders’ equity, beginning of year.
(3)	Represents after-tax return to investors (stockholders and long-term debt holders) divided by total invested capital, beginning of year.

Financial Leverage Metrics

Stock and bond investors, the rating agencies and banks utilize financial leverage metrics as key capital productivity measures to assess a company’s financial strength and its effective utilization of debt capital. The long-term debt to EBITDA ratio and the fixed charge coverage ratio are included as covenants in the Company’s five-year $1.2 billion revolving credit facility that was put in place in April 2005 (2005 Credit Facility), which is discussed on page 33. Going forward, the Company expects that the rating agencies will continue to focus on consistent operating performance improvement, earnings growth and appropriate financial leverage ratios in making any further credit rating upgrade decisions.

Ratio of Long-Term Debt to Adjusted EBITDA of Continuing Operations

This financial metric measures the amount of long-term debt relative to the annual EBITDA generated by the Company. EBITDA is an operating cash flow measure and represents income from continuing operations before interest, income taxes, depreciation and amortization. The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a maximum ratio of Funded Indebtedness to Consolidated EBITDA (Leverage Ratio, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than 3.0 to 1.0.

As presented in the table below, the Company’s ratio of long-term debt to adjusted EBITDA of continuing operations improved significantly during 2005, well within the covenant requirement of no more than 3.0 to 1.0. In 2003, the Company had approximately $4.80 of debt for each $1.00 of EBITDA generated by the business. In 2005, this leverage ratio improved to approximately $1.80 of debt per $1.00 of EBITDA and is expected to improve slightly in 2006 with continued earnings growth and no anticipated increase in long-term debt.

Long-Term Debt to Adjusted EBITDA of Continuing Operations

($ in millions)	2005	2004	2003
Income from continuing operations before income taxes	$1,444	$1,005	$539
Add back/(deduct):
Net interest expense	169	223	247
Bond premiums and unamortized costs	18	47	–
Real estate and other (income)/expense	(54)	12	(17)
Depreciation and amortization	372	359	364

EBITDA of continuing operations	1,949	1,646	1,133
Debt covenant adjustments (1)	8	(28)	(14)

Adjusted EBITDA of continuing operations	$1,957	$1,618	$1,119

Long-term debt, including current maturities	$3,465	$3,923	$5,356

Ratio of long-term debt to adjusted EBITDA of continuing operations	1.8 to 1	2.4 to 1	4.8 to 1

(1) Adjustments required to conform EBITDA to the debt covenant requirements for the Company’s 2005 Credit Facility.

Fixed Charge Coverage Ratio

The fixed charge coverage ratio is defined as the ratio of EBITDAR to fixed charges. EBITDAR is another operating cash flow measure and represents income from continuing operations before interest, income taxes, depreciation, amortization and real property rent expense, while fixed charges consist of real property rent expense plus net interest expense. The 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a minimum ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense (Fixed Charge Coverage Ratio, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0.

As presented in the table below, the Company’s fixed charge coverage ratio improved significantly during 2005 and is comfortably in compliance with the requirement of at least 3.2 to 1.0. In 2003, the Company had $2.90 of EBITDAR generated by the business for every $1.00 of interest plus rent. In 2005, the coverage ratio improved to $5.50 of EBITDAR per $1.00 of interest plus rent and is expected to improve slightly in 2006 with improved earnings growth.

Fixed Charge Coverage Ratio

($ in millions)	2005	2004	2003
Adjusted EBITDA of continuing operations	$1,957	$1,618	$1,119
Real property rent expense	228	225	219

EBITDAR of continuing operations	$2,185	$1,843	$1,338

Fixed charges:
Real property rent expense	$228	$225	$219
Net interest expense	169	223	247

Total fixed charges	$397	$448	$466

Fixed charge coverage ratio	5.5 to 1	4.1 to 1	2.9 to 1

Debt Percent to Total Capital

The Company manages its capital structure to ensure financial flexibility and access to capital, at a competitive cost, necessary to support the Long Range Plan. Management considers all on- and off-balance sheet debt in evaluating the Company’s overall liquidity position and capital structure. Off-balance sheet debt consists of the present value of operating leases (PVOL), which are a fundamental part of the Company’s operations.

The Company’s capital structure in 2005 and 2004 was positively impacted by improved earnings and positive free cash flow of $702 million and $597 million, respectively, generated from continuing operations, as well as the Renner stock sale in 2005 and the sale of Eckerd in 2004. Additionally, the recently completed 2005 and 2004 capital structure repositioning programs served to strengthen the Company’s financial position. The Company’s debt percent to total capital improved over the 2003 to 2005 period. However, the common stock repurchases made under the capital structure repositioning programs reduced consolidated equity, which led to the 2005 increase in debt percent to total capital. Over the Long Range Plan period, the Company is planning for additional debt reductions, which will continue to improve its debt to capital ratio.

Debt Percent to Total Capital

($ in millions)	2005	2004		2003
Total debt(1)	$3,465	$3,923		$5,356
PVOL(2)	857	761		704

Total debt, including PVOL	4,322	4,684		6,060
Consolidated equity	4,007	4,856		5,425

Total capital	$8,329	$9,540		$11,485

Debt percent to total capital	46.4%	44.7%	(3)	49.7%	(3)
Debt percent to total capital, including PVOL	51.9%	49.1%	(3)	52.8%	(3)

(1) Includes all long-term debt, including current maturities, capital leases and other. Due to the sale of Renner shares in 2005, short-term debt of $22 million and $18 million at the end of 2004 and 2003, respectively, has been excluded since it is included in Liabilities of Discontinued Operations in the Company’s Consolidated Balance Sheets. There was no other short-term debt at the end of 2005, 2004 or 2003.

(2) PVOL is based on future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured.

(3) Assuming the completion of the initial $3 billion of common stock repurchases, the debt percent to total capital would have been 50.7% and 68.8% for 2004 and 2003, respectively, and the debt percent to total capital, including PVOL, would have been 55.2% and 71.4% for 2004 and 2003, respectively.

Liquidity and Capital Resources

Over the 2000 to 2005 period, the Company’s liquidity and capital resources have strengthened significantly and created an increased level of financial flexibility to support the Company’s Long Range Plan.

Cash and Short-Term Investments

($ in millions)	2005	2004	2003
Cash and short-term investments	$3,016	$4,649	$2,964

At year-end 2005, the Company had approximately $3.0 billion of cash and short-term investments, which represented 87% of the $3.5 billion of outstanding long-term debt, including current maturities. Cash and short-term investments included restricted short-term investment balances of $65 million as of January 28, 2006, which are pledged as collateral for a portion of casualty insurance program liabilities. In 2005, while cash and short-term investments benefited from improved operating performance, positive free cash flow and the Renner stock sale, balances have been reduced as the Company continued the funding of its 2005 and 2004 capital structure repositioning programs, which were completed early in the fourth quarter of 2005. The increase in cash and short-term investments in 2004 was primarily from the sale of Eckerd and free cash flow, offset by cash used to fund the 2004 capital structure repositioning program. The 2005 and 2004 capital structure repositioning programs are discussed in more detail on pages 35-36. In addition to cash and short-term investments, the Company’s liquidity position includes the 2005 Credit Facility. The 2005 Credit Facility is unsecured, and all collateral securing the previously existing $1.5 billion credit facility has been released. The dollar amount of the credit facility was reduced due to the sale of Eckerd. For further discussion on the credit facility, see page 33. The Company’s liquidity is enhanced by the fact that the current debt portfolio and material lease agreements contain no provisions that could trigger acceleration of payments or collateral support in the event of adverse changes in the Company’s financial condition.

Cash Flows

The following is a summary of the Company’s cash flows from operating, investing and financing activities:

($ in millions)	2005	2004		2003
Net cash provided by/(used in):
Operating activities(1)	$1,337	$1,111		$795
Investing activities	(221)	4,302		(239)
Financing activities	(2,652)	(2,660)		20
Cash (paid) for discontinued operations(2)	(97)	(1,068	)(3)	(66)

Net (decrease)/increase in cash and short-term investments	$(1,633)	$1,685		$510

(1) Includes $300 million ($190 million after tax) discretionary cash contributions to the Company’s qualified pension plan in both 2004 and 2003. No contribution to the Company’s qualified pension plan was made in 2005 due to the plan’s well-funded status and Internal Revenue Service limitations on tax deductible contributions.

(2) See the Company’s Consolidated Statements of Cash Flows on page F-6 for a breakdown of cash (paid) for discontinued operations among operating, investing and financing activities.

(3) Includes $822 million of income taxes paid related to the sale of Eckerd.

Cash Flow from Operating Activities

The Company’s operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of the sales, profits and positive operating cash flows are realized. Cash requirements are highest in the third quarter as the Company builds inventory levels in preparation for the holiday season.

The increase in cash provided by operating activities was primarily due to improved operating performance and the fact that no tax-deductible contribution was made to the Company’s qualified pension plan during 2005, partially offset by higher income tax payments. In both 2004 and 2003, a $300 million discretionary contribution was made to the Company’s qualified pension plan and reflected in cash provided by operating activities. Based on market conditions, the resulting well-funded status of the plan and Internal Revenue Service rules limiting tax deductible contributions, the Company did not make a discretionary pension contribution to its qualified pension plan in 2005. Additionally, due to the adoption of SFAS No. 123R, $43 million of excess tax benefits from stock options exercised is reflected in cash flows from financing activities for 2005, whereas for 2004 and 2003, $76 million and $4 million, respectively, of excess tax benefits from stock options exercised were reflected in cash flows from operating activities.

Cash Flow from Investing Activities

Capital expenditures, including capitalized software costs, were $535 million, $398 million and $359 million in 2005, 2004 and 2003, respectively. Capital spending for 2005 was principally for new off-mall stores, store renewals and modernizations and costs related to new point-of-sale technology. During 2005, the Company opened 18 new stores, 11 of which were store relocations, and closed five stores. The following provides a breakdown of capital expenditures:

($ in millions)	2005	2004	2003
New and relocated stores	$173	$119	$80
Store renewals and updates	204	185	152
Technology	110	69	49
Other	48	25	78

Total	$535	$398	$359

Consistent with the Long Range Plan, new store growth is planned to accelerate beginning in 2006. Management expects 2006 capital expenditures to be approximately $800 million. Approximately 45% of the capital spending will relate to new or relocated stores, 30% for store renewals and updates, 20% for technology, including the remaining costs related to the new point-of-sale system rollout, and 5% on other routine projects. The Company currently plans to open 27 new and relocated stores in 2006, of which about 20 will be off-mall. Incorporating relocations and store closures, net square footage growth is expected to increase approximately 1%.

Cash proceeds of $283 million were received from the Renner stock sale, which closed on July 5, 2005. After deducting taxes, fees and other transaction costs, net cash proceeds approximated $260 million. For 2004, investing activities included approximately $4.7 billion in gross cash proceeds related to the sale of Eckerd and, for 2003, included $20 million in gross cash proceeds from the sale of the Company’s six Mexico department stores.

Proceeds from the sale of closed units were $31 million for 2005, compared to $34 million and $100 million in 2004 and 2003, respectively.

Cash Flow from Financing Activities

For 2005, cash payments for long-term debt, including capital leases and bond premiums and commissions, totaled $474 million. During 2004, such payments totaled $856 million. These debt reductions are discussed further under Capital Structure Repositioning on pages 35-36. During 2003, the Company issued $600 million principal amount of unsecured 8.0% Notes Due 2010 at an effective interest rate of 8.125% and retired $450 million of long-term debt, principally debt issues that matured during 2003.

During 2005, the Company returned approximately $2.4 billion to stockholders through common stock repurchases and dividend payments. The Company repurchased 44.2 million shares of common stock for $2,201 million during 2005, including commissions. In addition, $51 million of cash was paid during the first quarter of 2005 for settlement of 2004 share repurchases. Common stock was retired on the same day it was repurchased, and the related cash settlements were completed on the third business day following the repurchase. During 2004, cash payments of $1,901 million were made related to share repurchases. No common stock repurchases were made during 2003.

The Company paid quarterly dividends on its common stock of $0.125 per share in 2005, 2004 and 2003. The Board reviews the dividend policy and rate on a quarterly basis, and takes into consideration the overall financial and strategic outlook for the Company, earnings, liquidity and cash flow projections, as well as competitive factors. Based on the current outlook, in February 2006, the Board authorized a plan to increase the annual dividend from $0.50 per share to $0.72 per share, a 44% increase. On March 21, 2006, the Board declared a quarterly dividend of $0.18 per share to be paid on May 1, 2006. Prior to August 26, 2004, the Company also paid semi-annual dividends on its Series B ESOP Convertible Preferred Stock at an annual rate of $2.37 per common share equivalent. All outstanding shares of Series B ESOP Convertible Preferred Stock were converted to shares of common stock on August 26, 2004. Dividends are paid when, as, and if declared by the Board.

Net proceeds from the exercise of stock options were $162 million in 2005, compared to $248 million in 2004 and $31 million in 2003.

Due to the adoption of SFAS No. 123R in 2005, excess tax benefits on stock option exercises of $43 million were reflected as cash inflows from financing activities. Previously, such amounts were included in cash flows from operating activities.

Free Cash Flow from Continuing Operations

($ in millions)	2005	2004	2003
Net cash provided by operating activities (GAAP)(1)	$1,337	$1,111	$795
Less:
Capital expenditures	(535)	(398)	(359)
Dividends paid	(131)	(150)	(160)
Plus:
Proceeds from sale of assets	31	34	100

Free cash flow from continuing operations	$702	$597	$376

(1) Includes $300 million ($190 million after tax) discretionary cash contributions to the Company’s qualified pension plan in both 2004 and 2003. No contribution to the Company’s qualified pension plan was made in 2005 due to the plan’s well-funded status and Internal Revenue Service limitations on tax deductible contributions.

In addition to cash flow from operating activities, management also evaluates free cash flow from continuing operations, an important financial measure that is widely used by investors, the rating agencies and banks. Free cash flow from continuing operations is defined as cash provided by operating activities less dividends and capital expenditures, net of proceeds from the sale of assets. The Company’s calculation of free cash flow may differ from that used by other companies and therefore, comparability may be limited. While free cash flow is a non-GAAP financial measure, it is derived from components of the Company’s consolidated GAAP cash flow statement.

Management believes free cash flow from continuing operations is important in evaluating the Company’s financial performance and measuring the ability to generate cash without incurring additional external financing. Positive free cash flow generated by a company indicates the amount of cash available for reinvestment in the business, or cash that can be returned to investors through increased dividends, stock repurchase programs, debt retirements or a combination of these. Conversely, negative free cash flow indicates the amount of cash that must be raised from investors through new debt or equity issues, reduction in available cash balances or a combination of these. Based on the seasonality of the Company’s business, cumulative free cash flow is generally negative the first three quarters of the year and becomes positive in the fourth quarter. The Company generated $702 million of free cash flow in 2005, which represented the sixth consecutive year of positive free cash flow. This improvement was principally the result of strong operating performance and the fact that no pension plan contribution was made during 2005 as discussed previously, partially offset by higher Company income tax payments and an increase in capital expenditures.

Cash Flow and Financing Outlook

In 2006, the Company’s financing strategy will continue to focus on opportunities to deliver value to stockholders, strengthen the Company’s financial position and improve its credit profile. The Company’s strengthened financial position provides an increased level of financial flexibility to support the strategic growth objectives of the Long Range Plan. Consistent with the Company’s goal of delivering value to stockholders, in February 2006, the Board approved a plan to increase the annual dividend from $0.50 to $0.72 per share, a 44% increase. On March 21, 2006, the Board declared a quarterly dividend of $0.18 per share to be paid on May 1, 2006. Also, in February 2006, the Board authorized a new $750 million common stock repurchase program, which is expected to be completed by the end of 2006, that will be funded by 2005 free cash flow, as well as a portion of the cash proceeds and tax benefits from associate stock option exercises.

Free cash flow in 2006 is expected to be approximately $200 million, which reflects working capital needs, the planned increase in capital expenditures in order to accelerate the pace of new, principally off-mall store openings, a $300 million discretionary pension contribution and the planned increase in dividends. The reduction in free cash flow from 2005 to 2006 will result primarily from increased capital expenditure levels and a planned pension contribution.

In accordance with its financing strategy, the Company expects to maintain its strong liquidity position in 2006. Until all of the Company’s credit ratings improve to competitive investment-grade levels, access to the capital markets for cash needs will retain an element of uncertainty. As such, management intends to maintain sufficient cash investment levels to ensure support for operational business needs, strategic initiatives, including opportunistic purchase of selected real estate properties attributable to consolidation within the retail industry, long-term debt maturities, dividends and contingency items, such as the cash contributions made to the Company’s qualified pension plan. Under the Company’s 2006 financing plan, no issuances or retirements of long-term debt are planned. The Company does not expect to borrow under its credit facility except to support ongoing letters of credit. The Company’s next long-term debt maturities are in 2007, when approximately $425 million of long-term debt is scheduled to mature.

The Company’s cash flows may be impacted by many factors, including the competitive conditions in the retail industry, the effects of the economic environment and consumer confidence levels. Based on the nature of the Company’s business, management considers the above factors to be normal business risks.

Inventory

Total LIFO inventory was $3,210 million at the end of 2005 compared with $3,142 million at the end of 2004. FIFO inventory was $3,234 million at the end of 2005, an increase of 2.1% when compared to last year’s $3,167 million. After an effective transition from fall and holiday assortments, the Company was well positioned at the end of 2005 with fresh merchandise for the spring season. Inventory also reflected a good balance between fashion and basic merchandise. With new systems and its network of store distribution centers, the Company has continued to enhance its ability to allocate and flow merchandise to stores in-season by recognizing sales trends earlier and accelerating receipts, replenishing individual stores based on rates of sale and consistently providing high in-stock levels in basics and advertised items. This continued improvement of inventory management has helped to drive more profitable sales. With the elimination of global trade quotas, the Company may concentrate production in fewer countries and factories over time. The Company has implemented contingency plans that include the identification of alternate sources for product in order to provide uninterrupted access to merchandise. Cost reductions will allow the Company to invest in higher quality merchandise and thereby improve the value proposition to the Company’s target customer.

Contractual Obligations and Commitments

Aggregated information about the Company’s obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of January 28, 2006 is presented in the following table.

Contractual Obligations and Commitments

($ in millions)	Total	2006	2007	2008	2009	2010	After 5 Years

Recorded contractual obligations:
Long-term debt, including current maturities and capital leases	$3,465	$21	$434	$203	$–	$506	$2,301
Trade payables	1,171	1,171	–	–	–	–	–
Contributions to non-qualified supplemental retirement and postretirement medical plans(1)	378	75	71	72	21	20	119

	$5,014	$1,267	$505	$275	$21	$526	$2,420

Unrecorded contractual obligations:
Interest payments on long-term debt and capital leases(2)	$6,097	$276	$253	$222	$218	$198	$4,930
Operating leases(3)	1,664	201	162	146	134	119	902
Standby and import letters of credit(4)	139	139	–	–	–	–	–
Surety bonds(5)	59	59	–	–	–	–	–
Contractual obligations(6)	195	149	39	5	1	–	1
Guarantees(7)	56	8	7	–	3	–	38

	$8,210	$832	$461	$373	$356	$317	$5,871

Total	$13,224	$2,099	$966	$648	$377	$843	$8,291

(1) Includes expected payments through 2015. Based on the accounting rules for retirement and postretirement benefit plans, the liabilities reflected in the Company’s Consolidated Balance Sheets differ from these estimated future payments. See Note 17.

(2) The 2006 interest payments include $95 million that is reflected in Accrued Expenses and Other in the Company’s Consolidated Balance Sheet at January 28, 2006. See Note 7.

(3) Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured.

(4) Standby letters of credit ($132 million at January 28, 2006) are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims. The remaining $7 million are outstanding import letters of credit.

(5) Surety bonds are primarily for previously incurred and expensed obligations related to workers’ compensation and general liability claims.

(6) Consists primarily of (a) minimum purchase requirements for exclusive merchandise and fixtures; (b) royalty obligations; and (c) minimum obligations for professional services, energy services, software maintenance and network services.

(7) Includes (a) $18 million for certain personal property leases assumed by the purchasers of Eckerd; (b) $18 million on loans related to a real estate investment trust; and (c) $20 million related to a third-party reinsurance guarantee.

The Company is predominantly engaged in the retailing business of buying and selling merchandise. In the normal course of business, the Company issues purchase orders to vendors/suppliers for merchandise inventory to meet customer demand for fashion, seasonal and basic merchandise. The Company’s purchase orders are not unconditional commitments but, rather, represent executory contracts requiring performance by vendors/suppliers, including delivery of the merchandise prior to a specified cancellation date and meeting product specifications and other requirements. Failure to meet agreed-upon terms and conditions may result in the cancellation of the order. Accordingly, the table above excludes outstanding purchase orders for merchandise inventory that has not been shipped. Under the terms of the purchase orders, merchandise is purchased on a F.O.B. (Free on Board) shipping point basis. As a result, the cost of merchandise shipped but not received by the Company as of year end (in-transit merchandise) is recorded on the Consolidated Balance Sheets in Merchandise Inventory with a corresponding offset in Trade Payables. As of January 28, 2006, the Company had approximately $400 million of domestic and foreign in-transit merchandise, which together with trade payables for merchandise already received, is reflected in the table above. Additionally, the Company issues letters of credit for selected merchandise inventory sourced overseas, which are also included in the table above.

Credit Agreement

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Facility is unsecured, and all collateral securing the previously existing $1.5 billion credit facility has been released. The 2005 Credit Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the 2005 Credit Facility is tiered based on JCP’s senior unsecured long-term debt ratings by Moody’s and Standard & Poor’s. JCP’s obligations under the 2005 Credit Facility are guaranteed by the Company. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $139 million as of the end of 2005, have been made under this facility. The 2005 Credit Facility includes two financial leverage metric covenants, which are discussed on pages 24-26.

Credit Ratings

Improvements in the Company’s operating performance and financial metrics led to its long-term debt credit rating being raised to investment grade level by Fitch Ratings in 2005 and by Moody’s Investors Service, Inc. in early 2006. Restoring competitive investment grade credit ratings, consistent with retail industry leaders, continues to be a financial goal for the Company.

As of March 20, 2006, the Company’s credit ratings and outlook were as follows:

	Corporate Family Rating	Long-Term Debt	Outlook
Moody’s Investors Service, Inc.	Baa3	Baa3	Stable
Standard & Poor’s Ratings Services	BB+	BB+	Positive
Fitch Ratings	N/A	BBB-	Stable

During February 2006, Moody’s raised its senior unsecured credit rating for the Company from Ba1 to a Baa3 investment grade rating, citing the Company’s continued strong liquidity, healthy free cash flow generation, solid leverage and coverage metrics and management’s balanced approach to financial policy. In addition, Moody’s raised its corporate family debt rating (previously named the senior implied rating) from Ba1 to Baa3, revised its outlook for the Company to “Stable” and withdrew its speculative grade liquidity rating of SGL-1. During 2005, Standard & Poor’s raised its credit rating outlook from “Stable” to “Positive.” Also during 2005, Fitch raised its credit rating on the Company’s senior unsecured notes and debentures and its $1.2 billion revolving credit facility from BB+ to a BBB- investment grade rating and revised its outlook for the Company to “Stable.” On February 17, 2006, Standard & Poor’s placed the Company on a “credit watch” with positive rating implications. Going forward, the Company expects that the rating agencies will continue to focus on operating performance consistency, earnings growth and financial leverage as key factors in any ratings decisions.

Indenture Covenant

The Company has an indenture covering approximately $254 million of long-term debt that contains a financial covenant requiring the Company to have a minimum of 200% net tangible assets to senior funded indebtedness (as defined in the indenture). This indenture permits the Company to issue additional long-term debt if it is in compliance with the covenant. As of year-end 2005, the Company’s percent of net tangible assets to senior funded indebtedness was 273%.

Off-Balance Sheet Arrangements

Other than operating leases, which are included in the Contractual Obligations and Commitments table on page 32, the Company does not have any off-balance sheet financing. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating its business.

As of January 28, 2006, the Company had guarantees of approximately $18 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases. Currently, management does not believe that any potential financial exposure related to these guarantees would have a material impact on the Company’s financial position or results of operations.

JCP, through JCP Realty, Inc., a wholly owned subsidiary, has investments in 14 partnerships that own regional mall properties, six as general partner and eight as limited partner. JCP’s potential exposure to risk is greater in partnerships in which it is a general partner. Mortgages on the six general partnerships total approximately $325 million; however, the estimated market value of the underlying properties is approximately $782 million. These mortgages are non-recourse to JCP, so any financial exposure is minimal. In addition, JCP Realty, Inc. has guaranteed loans totaling approximately $18 million related to an investment in a real estate investment trust. The estimated market value of the underlying properties significantly exceeds the outstanding mortgage loans, and the loan guarantee to market value ratio is less than 4% as of January 28, 2006. In the event of possible default, the creditors would recover first from the proceeds of the sale of the properties, next from the general partner, then from other guarantors before JCP’s guarantee would be invoked. As a result, management does not believe that any potential financial exposure related to this guarantee would have a material impact on the Company’s financial position or results of operations.

As part of the 2001 sale of the assets of the Company’s Direct Marketing Services subsidiary, JCP signed a guarantee agreement with a maximum exposure of $20 million. Any potential claims or losses are first recovered from established reserves, then from the purchaser and finally from any state insurance guarantee fund before JCP’s guarantee would be invoked. As a result, management does not believe that any potential exposure would have a material effect on the Company’s consolidated financial statements.

The Company does not have any additional arrangements or relationships with entities that are not consolidated into the financial statements.

Capital Structure Repositioning

By the end of 2005, the Company had completed its 2005 and 2004 equity and debt reduction programs, which focused on enhancing stockholder value, strengthening the Company’s capital structure and improving its credit rating profile. The Company used the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Renner stock, cash proceeds and tax benefits from the exercise of employee stock options and existing cash and short-term investment balances, including free cash flow generated in 2004, to fund the programs, which consisted of common stock repurchases, debt reduction and redemption of all outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock).

Common Stock Repurchases

The Company’s common stock repurchase programs totaled $4.15 billion, and consisted of 2005 authorizations of $750 million and $400 million, combined with a 2004 authorization of $3.0 billion. In total, the 94.3 million shares repurchased represented nearly 30% of the common share equivalents the Company had outstanding at the time of the Eckerd sale in 2004 when the program was initiated, including shares issuable under convertible debt securities. Share repurchases were made in open-market transactions. Of the total share repurchases, 44.2 million shares of common stock were repurchased in 2005 for a total principal cost of $2.2 billion, and 50.1 million shares of common stock were repurchased in 2004 for a total principal cost of $1.95 billion.

Debt Reduction

The Company’s debt reduction programs, which were completed by the end of the second quarter of 2005, consisted of approximately $2.14 billion of debt reductions.

The Company’s debt retirements included $250 million of open-market debt repurchases in the first half of 2005, the payment of $193 million of long-term debt at the scheduled maturity date in May 2005 and 2004 transactions that consisted of $650 million of debt converted to common stock, $822 million of cash payments and the termination of the $221 million Eckerd securitized receivables program. The Company incurred pre-tax charges of $18 million in 2005 related to these early debt retirements. During 2004, the Company incurred total pre-tax charges of $47 million related to early debt retirements.

Series B Convertible Preferred Stock Redemption

On August 26, 2004, the Company redeemed, through conversion to common stock, all of its outstanding shares of Preferred Stock. All of these shares were held by the Company’s Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) savings plan. Each holder of Preferred Stock received 20 equivalent shares of JCPenney common stock for each share of Preferred Stock in their Savings Plan account in accordance with the original terms of the Preferred Stock. Preferred Stock shares, which were included in the diluted earnings per share calculation as appropriate, were converted into approximately nine million common stock shares. Annual dividend savings approximated $11 million after tax.

Common Stock Outstanding

During 2005, the number of outstanding shares of common stock changed as follows, primarily as a result of the capital structure repositioning programs:

(in millions)	Outstanding Common Shares
Balance as of January 29, 2005	271
Repurchase and retirement of common stock	(44)
Exercise of stock options	6

Balance as of January 28, 2006	233

Risk Management

Management recognizes its ongoing responsibility to proactively manage risks effectively in order to maximize enterprise value (defined as the combined capital markets’ value of the Company’s debt and equity) to investors. The Company is subject to risks inherent in operating a multi-channel retailing organization. Management defines risk as the potential deviation from planned operating results that may have a negative impact on investor enterprise value in the short or long term. The deviation can arise from inadequate or ineffective internal processes or systems, external events or Company personnel.

The key driver in managing strategic and operating risks in order to maximize enterprise value is consistent execution of the Long Range Plan initiatives, which are described below. During the 2001-2005 turnaround period, the Company’s enterprise value increased significantly and its portfolio of risks was managed effectively. Managing strategic and operating risks provides both opportunities to capitalize on positive events and mitigate negative circumstances.

Strategies of the Long Range Plan

To transition the Company from a turnaround to a position of leadership within the retail industry, and realize the Company’s vision of becoming the preferred choice for the American moderate shopper, the Company is focused on four key strategies: 1) making an emotional connection with the customer, 2) making JCPenney an easy and exciting place to shop, 3) making JCPenney a great place to work and 4) making JCPenney a leader in performance and execution.

The first strategy – making an emotional connection with the customer – involves offering styles that inspire and reflect the lifestyles of the Company’s target customer, building JCPenney private brands to develop customer loyalty, providing quality merchandise at smart prices and developing powerful marketing that attracts new and existing customers to visit JCPenney on a regular basis. Based on extensive customer research, the Company introduced lifestyle merchandising, which led to the 2005 launch of several new private and exclusive brands, including nicole by Nicole Miller®, W-Work to Weekend™, a.n.a™ (a casual weekend line) and an expansion of the Chris Madden for JCPenney Home Collection®.

In addition, the Company shifted a portion of the marketing dollars spent in 2005 from promotional advertising to elevating the branding message of both JCPenney and the Company’s private brands. This shift continued in 2006, with the most visible of these efforts being the JCPenney Experience, a 15,000 square-foot virtual store that was opened in Times Square in New York City for three weeks in

March 2006, which coincided with the Company’s exclusive retail sponsorship of the Academy Awards for the fifth year in a row. Key to the Company’s success will be the customers’ response to these initiatives, including the effectiveness of marketing programs. The Company measures customer satisfaction on an ongoing basis through a customer scorecard, which benchmarks customer perceptions against key competitors. In addition, management continues to focus on measuring marketing productivity by utilizing post-event analyses and other measurement tools.

The Company’s merchandise assortments consist of national brands, exclusive designer brands, such as nicole by Nicole Miller®, and private brands, which represented over 40% of sales in 2005. Product development and sourcing is critical to the success of the private brand business. Management has established processes to optimize order flow by country and to reduce the cycle time, from the design stage to getting the merchandise to the department stores. The Company diversifies its sourcing and production by country, and even with the elimination of global trade quotas that could concentrate production in fewer countries, the Company believes it has sufficient diversification to minimize any potential negative impact on cycle time improvements. The Company has implemented contingency plans that include the identification of alternate sources for product and the uninterrupted access to product. Cost reductions will allow the Company to invest in higher quality merchandise, which will increase the value proposition to the Company’s target customer.

The Company could also be impacted by logistical or other issues faced by suppliers or have an interruption in one of the Company’s store distribution centers. However, the Company has a diversified supplier base, both domestic and foreign, and is not dependent to any significant degree on any single supplier. Additionally, the Company has business continuity plans in place for all merchandise distribution centers that would provide rerouting of merchandise allocations to have uninterrupted flow of merchandise to both stores and direct to customers.

The second strategy – making JCPenney an easy and exciting place to shop – relates to the Company’s initiatives to interact with customers in a pleasant and efficient manner, communicate clearly, and add interest, newness and excitement to the shopping experience. The Company describes its target customer as having “too little time, too little money, and two little kids.” As a result, the Company’s goal is to make the shopping experience as seamless as possible, whether the customer is in the store, shopping from one of the Company’s many catalogs, or on jcp.com.

Management has taken several actions to improve the customer shopping experience, including improving the connectivity of the shopping channels, by investing in renovating existing stores and enhancing and standardizing store layout and in-store visual displays, investing in new stores, particularly the off-mall format, as well as reconfiguring the store staffing model to better serve customers while providing cost efficiencies. The Company launched the rollout of a new point-of-sale (POS) system that reduces transaction time and will provide Internet connectivity to all in-store POS devices to enhance the customer shopping experience. During 2005, more than 430 stores were converted to the new technology, with the remaining stores scheduled for conversion in 2006. In addition, the Company has strengthened its market presence by opening new stores and renovating existing stores. Performance of new stores (both mall and off-mall) continues to exceed the Company’s expectations. The Company opened 18 new stores in 2005, 11 of which were off-mall, bringing the total off-mall stores to more than 20.

The Company has resources dedicated to conducting strategic market data research, including demographic and regional economic trends, prior to making a decision to enter or relocate into a particular geographic area. The Company conducts ongoing benchmarking of key metrics for all geographic markets, including market share, sales growth, sales per square foot, and competitor and population trends.

The success of store renovations and changes to visual presentations are dependent on whether customers find them appealing and exciting. As mentioned above, the Company regularly measures customer satisfaction through a customer scorecard, which benchmarks customer perceptions against key competitors. Also, as part of the new POS system, beginning in 2006, customers will be asked to rate their overall shopping experience with JCPenney at the point of sale. Benchmarking provides an opportunity to learn from best practices both outside and inside the Company, and thereby enhance the Company’s ability to achieve its customer-centered strategies to make an emotional connection with the JCPenney customer and make JCPenney an easy and exciting place to shop, with the ultimate goal of obtaining a higher market share within the retail sector.

The third strategy – making JCPenney a great place to work – recognizes the importance of attracting, developing and retaining the best people in retail, and creating and sustaining a customer-focused culture. Building on the Company’s founding values, the current initiatives to make JCPenney a great place to work are embodied in principles that management has labeled Winning Together Principles. These principles relate to fostering an environment of teamwork, striving for excellence in the quality of products and services, acting with the highest level of integrity, coaching associates to perform at the highest level, encouraging creative thinking and innovation, recognizing individual contributions and fostering a sense of community. The ultimate goal of following the Winning Together Principles is to build lasting relationships with customers by offering a superior shopping experience and value, and delivering strong financial performance and value to the Company’s stockholders.

In connection with this initiative, during the fall of 2005, the Company conducted an associate engagement survey, which was designed to measure associate views of the Company and assist management in determining how best to achieve the Long Range Plan initiatives. In addition, in January 2006, the Company hosted all store managers for a two-day meeting near the Company’s Home Office. In response to associate survey results, the Company is launching a number of current initiatives that, combined with the positive operating performance in 2005, are expected to enhance a winning atmosphere. Management believes that being part of a winning team is something that all associates can be proud of and should contribute to the Company’s ability, over time, to accomplish its strategy of making JCPenney a great place to work.

The fourth strategy – making JCPenney a leader in performance and execution – focuses on earnings per share growth through maintaining consistent, competitive sales growth, increasing the productivity of assets, including inventory and selling space, optimizing operating speed and cycle time, improving gross margin, and leveraging the expense structure leading to top quartile performance in the retail industry. The Company’s performance in 2005 represented significant strides in its progress toward industry leadership, and was the result of continued improvement in operating results and the completion of capital structure repositioning programs. As a result, the Company’s operating performance and financial profile are effectively one year ahead of the original plan, and the Company’s key financial metrics – returns on capital and financial leverage – are now in substantial alignment with retail industry leaders.

Planning targets are established in all areas of the business, including those related to operating goals, key financial metrics, cash flow, credit ratings, dividends and earnings growth. Management regularly evaluates actual results against planned targets to gauge the Company’s progress in executing its Long Range Plan. Improvements in the Company’s operating performance and financial metrics led to its long-term debt credit rating being raised to investment grade by Fitch Ratings in 2005 and by Moody’s Investors Service, Inc. in early 2006. On February 17, 2006, Standard & Poor’s placed the Company on a “credit watch” with positive rating implications. Until such time as the Company has steady and reliable access to commercial paper, it plans to maintain sufficient cash investment levels to cover peak seasonal inventory needs and contingencies.

As part of its ongoing planning process, management measures key risks in terms of the potential impact on enterprise market value, operating performance, key financial metrics, and the Company’s overall financial condition. This process utilizes scenario analysis and “stress testing” of risks that can cause variation from planned operating results and impact the Company’s enterprise value.

In connection with the move to a centralized business process during its turnaround period, the Company put in place state-of-the-art merchandise planning and allocation systems. These new systems have allowed the Company to improve the planning of merchandise assortments, allocate inventory and stock stores, better track sales trends enabling prompt replenishment and make more timely pricing decisions. Key to meeting the Company’s long-term customer and financial goals is continued realization of the benefits from centralized buying and allocation. The effectiveness of these processes and systems is an important component of the Company’s ability to have the right inventory at the right place, time and price.

Another key Company initiative is reducing private brand “cycle time” – the time it takes from concept until the merchandise hits the selling floor. With the Company’s most recent private brand launch, a.n.a™, management was able to substantially reduce the cycle time. As discussed under the first strategy above, the Company’s substantial sourcing abilities should enable the Company to continue to reduce the product lead times and offer customers more relevant and timely merchandise.

The Company’s operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the new point-of-sale systems in the stores, data centers that process transactions, communication systems and various software applications used throughout the Company to track inventory flow, process transactions and generate performance and financial reports. The Company seeks to minimize operational risk associated with communication and information systems through the development of back-up systems and emergency plans. The Company has disaster prevention and recovery plans in place should events occur that could interrupt operations. Ongoing assessment and testing is being conducted to minimize current and future risk. There is a process in place to provide regular associate training, operating instructions and site visits to help limit operational defects or mistakes.

The Company’s success depends on its effective execution of the four key strategies discussed above in progressing toward its overall vision to become the preferred shopping choice for Middle America. The Company also recognizes that to achieve these strategies it must maintain its reputation among many constituents – customers, suppliers, investors and regulators, as well as the general public – for business practices of the highest ethical quality. Attention to integrity and reputation has always been a key aspect of the Company’s practices and maintenance of reputation is the responsibility of everyone in the organization. The Company supports this individual responsibility in many ways, including a code of ethics, training, policies, reporting mechanisms and oversight through the Company’s Legal Compliance and Business Ethics Committee, which is discussed below.

The Institutional Investor (II) magazine rankings for “America’s Most Shareholder-Friendly Companies” were announced in February 2006. JCPenney was one of four award winners in the Retailing/Broadlines and Department Stores category. Rankings were determined by survey results from over a thousand portfolio managers, buy-side and sell-side analysts asked to name the companies in their areas of expertise that are the most attentive to shareholders. The survey instructed respondents to consider the quality of the companies’ governance and investor relations practices. Additionally, JCPenney was one of three companies recognized by buy-side analysts and portfolio managers in II’s ranking of investor relations practices in the Retailing/Department Stores and Broadline Discounters category, which were announced in March 2006.

Risk Management Framework

The Company has an enterprise-wide risk management framework in place to identify, measure and manage risks. The Company’s organizational structure, both at the Board and management levels, plays a critical role in maintaining an effective overall risk management process, as highlighted by the risk management and monitoring processes described below.

Independent Oversight – Several Board committees oversee the risk governance activities of the senior management committees. The Audit Committee is responsible for discussion of guidelines and policies governing the process by which risk assessment and management is undertaken. In addition, the Audit Committee reviews with management the systems of internal control over financial reporting that are relied upon to provide reasonable assurance of compliance with the Company’s operational risk management processes. The Finance Committee reviews the Company’s overall financial policies, strategies and capital structure. The Human Resources and Compensation Committee oversees senior management committees responsible for retirement and welfare plans, equity and other compensation plans. The Corporate Governance Committee monitors developments in the governance area and recommends policies and practices to the Board of Directors.

Executive Board – The Executive Board, comprised of the top members of senior management, meets monthly and is involved in the development of corporate strategy, monthly review of operational and financial results, progress on planned initiatives and other matters that relate to the leadership and management of the Company. The Executive Board also provides direction for managing the portfolio of risks throughout the enterprise.

Legal Compliance and Business Ethics Committee (Ethics Committee) – This Committee provides assistance to the Chief Ethics Officer in ensuring that the Company’s legal compliance and ethics program is effective under applicable laws and regulations. The Ethics Committee’s responsibilities include assessing the risks of non-compliance with applicable law or regulation and of unethical conduct by associates or agents of the Company; determining how best to mitigate such risks through the promulgation and/or revision of written compliance and ethics standards, including the Company’s Statement of Business Ethics; and the communication of such standards through training, auditing, monitoring and other forms of checking; encouraging associates to report possible violations of Company compliance- and ethics-related standards. The Ethics Committee also oversees internal investigations into possible violations of law or Company policy and the discipline imposed for any violations of Company policy. The Ethics Committee also assists the Chief Ethics Officer in reporting, no less than annually, to the Board and the Audit Committee of the Board on the operation, content and effectiveness of the Company’s legal compliance and ethics program.

Human Resources Committee (HRC) – The HRC, which is made up of senior executives of the Company, ensures appropriate management and fiduciary responsibilities are carried out with respect to retirement and welfare plans, and manages and provides direction for equity and compensation plan strategies.

Capital Appropriations Committee (CAC) – The CAC reviews and approves individual capital and systems projects, and ensures proper capital allocation consistent with the overall capital expenditure plan approved by the Board of Directors.

Disclosure and Controls Review Committee (DCRC) and Sarbanes-Oxley Compliance and Monitoring Group – The DCRC is made up of senior executives of the Company, including the CEO and the Chief Financial Officer (CFO). The DCRC ensures that the Company’s established disclosure controls and procedures and certification process are adhered to. The Company has a Sarbanes-Oxley Compliance and Monitoring Group, which consists of associates dedicated full-time to managing the ongoing process of monitoring and self-testing key controls throughout the organization, documenting and testing significant changes to internal controls over financial reporting and meeting the related reporting requirements.

Independent Support Functions – Internal Audit, Legal and Finance support the Company’s risk management function. They operate independently of the operating divisions of the Company. As an important component of the Company’s control structure, the Internal Audit department reports functionally to the Audit Committee of the Board of Directors. Internal Audit performs reviews and completes test work to ensure that: (a) risks are appropriately identified and managed; (b) interaction with various internal governance groups, such as the legal compliance coordinators, occurs as needed; (c) significant financial, managerial and operating information is reliable and timely; (d) associates’ actions are in compliance with policies, standards, procedures and applicable laws and regulations; (e) resources are acquired economically, used efficiently and adequately protected; (f) quality and continuous improvement are fostered in the organization’s control process; and (g) significant legislative or regulatory issues impacting the organization are recognized and addressed appropriately. Legal compliance coordinators, working with Internal Audit, are responsible for ensuring that all areas of the Company maintain effective compliance procedures.

Internal Control

During 2005, the Company focused on further tightening its overall internal control structure by having Internal Audit conduct a comprehensive fraud risk assessment. Further enhancement of the Company’s fraud controls include providing additional anti-fraud training in both store and non-store areas, embedding fraud considerations and audit procedures in Internal Audit’s ongoing processes and ongoing discussions between management and the Company’s Audit Committee in their oversight role and discussing management’s actions and programs to control and monitor the Company’s major fraud risks.

The Company is responsible for maintaining effective internal control over financial reporting in order to provide reasonable assurance regarding the reliability of financial reporting and the timely and accurate preparation of financial statements for external purposes. Under Section 404 of the Sarbanes-Oxley Act, starting at year-end 2004, management is required to report publicly on the effectiveness of the Company’s internal control over financial reporting and has included Management’s Report on Internal Control over Financial Reporting for 2005 on page 51. Additionally, the Company’s external auditors are required to express an opinion on management’s assessment as well as on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report as of year-end 2005 is included beginning on page 51. Ineffective internal control over financial reporting would not allow the Company to adequately prevent or detect misstatement of its financial statements or adequately safeguard the use of its assets.

In preparation for the initial reporting under Section 404, the Company established a Sarbanes-Oxley Steering Committee to oversee the Company’s progress and status. The Company dedicated significant internal resources in order to ensure that both its internal controls and the related documentation were sufficient and to test the effectiveness of identified key controls. The Company continues to dedicate full-time resources in order to ensure that its internal control over financial reporting remains effective and adequately documented.

Other Risk Factors

The Company’s business is subject to other risk factors, both internal and external, that may impact future operating and financial performance, such as regulatory and legal risks, changes in tax laws, inflation and the possibility of catastrophic events, including the occurrence of significant weather-related or other natural disasters or human-made disasters, such as those arising from acts of terrorism. The Company has a number of integrated programs in place to mitigate the financial impact from property losses or third-party liability claims. Each year, management reviews the level of risk that will be retained by the Company and the portion of risk that will be supported by conventional insurance contracts. The Company’s strong financial profile, business continuity plans, and third-party insurance where appropriate, mitigate the risk that any single risk event would have a material impact on the Company’s financial position or operations.

Critical Accounting Policies

The application of accounting policies necessarily involves judgment and, in certain instances, the use of estimates and assumptions. Different amounts could be reported under different conditions or using different assumptions. Management believes that the accounting policies used to develop estimates that are the most critical to understanding and evaluating the Company’s reported results relate to: inventory valuation under the retail method of accounting; valuation of long-lived assets; estimation of reserves and valuation allowances, specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies; and pension accounting. Although the Company also has other policies considered key accounting policies, such as revenue recognition, these policies do not require management to make estimates or judgments that are difficult or subjective.

The Company’s management has discussed the development and selection of the critical accounting policies with the Audit Committee of the Board and its independent auditors. The Audit Committee has reviewed the Company’s disclosures relating to these policies in this Management’s Discussion and Analysis. For a complete list of the Company’s significant accounting policies, see Note 1, which begins on page F-7.

Inventory Valuation under the Retail Method

Inventories are valued primarily at the lower of cost (using the last-in, first-out or “LIFO” method) or market, determined by the retail method for department stores and store distribution centers, and standard cost, representing average vendor cost, for Direct and regional warehouses. Under the retail method, inventory is segregated into groupings of merchandise having similar characteristics and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors to each grouping of merchandise. Cost factors represent the average cost-to-retail ratio for each merchandise group based on the beginning of period inventory plus the current period’s purchase activity, as calculated on a monthly basis, for each store location. Accordingly, a significant assumption under retail method accounting is that the inventory in each group of merchandise is similar in terms of its cost-to-retail relationship and has similar gross margin and turnover rates. Management monitors the content of merchandise in these groupings to ensure distortions that would have a material effect on inventory valuation do not occur. The retail method inherently requires management judgment and certain estimates that may significantly impact the ending inventory valuation at cost, as well as gross margin. Among others, two of the most significant estimates are permanent reductions to retail prices (markdowns) used to clear unproductive or slow-moving inventory and inventory shortages (shrinkage).

Permanent markdowns designated for clearance activity are recorded at the point of decision, when the utility of inventory has diminished, versus the point of sale. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and style trends. The corresponding reduction to gross margin is also recorded in the period the decision is made.

Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal year. Physical inventories are taken at least annually for all department stores, store distribution centers, warehouses and Direct fulfillment centers on a staggered basis throughout the year, and inventory records are adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle.

To estimate the effects of inflation/deflation on ending inventory, an internal index measuring price changes from the beginning to the end of the year is calculated using merchandise cost data at the item level.

Valuation of Long-Lived Assets

Management evaluates recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable, for example, when a store’s performance falls below minimum Company standards. In the fourth quarter of each fiscal year, management reviews the performance of individual stores. Underperforming stores are selected for further evaluation of the recoverability of the carrying amounts. If the evaluation, done on an undiscounted cash flow basis, indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured as the excess of carrying value over the fair value of the impaired asset. Management estimates fair value based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model.

Additional factors are taken into consideration, such as local market conditions, operating environment, mall performance and other trends.

Impairment losses totaling $7 million, $12 million and $26 million in 2005, 2004 and 2003, respectively, were recorded for underperforming department stores and underutilized Direct and other facilities. If different assumptions were made or different market conditions were present, any estimated potential impairment amounts could vary from recorded amounts.

Reserves and Valuation Allowances

Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Reserves are established at the point of closure for the present value of any remaining operating lease obligations (PVOL), net of estimated sublease income, and at the point of decision for severance and other exit costs, as prescribed by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” See further discussion in Note 1 on page F-16. Two key assumptions in calculating the reserve include the timeframe expected to terminate lease agreements and estimation of other related exit costs. If different assumptions were used regarding the timing and potential termination costs, the resulting reserves could vary from recorded amounts. Reserves are reviewed periodically and adjusted, when necessary.

The Company records a provision for workers’ compensation and general liability risk based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims. The Company targets this provision above the midpoint of the actuarial range, and total estimated claim liability amounts are discounted using a risk-free rate.

Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences, which result from differing treatment of items for tax and book purposes. Deferred tax assets and liabilities are provided for based on these assessments. Deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed unlikely, a valuation allowance is recorded. During 2005, management determined that the Company will more likely than not generate sufficient income over the next several years to utilize state tax net operating losses for which a valuation allowance had been recorded. This valuation allowance was appropriately reversed. Tax reserves are provided for when the Company considers that it is probable that taxes will be due. Such reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions. Management does not expect the outcome of tax audits to have a material adverse effect on the Company’s financial condition, results of operations or cash flow. Many years of data have been incorporated into the determination of tax reserves, and the Company’s estimates have historically been reasonable.

The Company is involved in legal proceedings and governmental inquiries associated with employment and other matters. Reserves have been established based on management’s best estimates of the Company’s potential liability in these matters. These estimates have been developed in consultation with in-house and outside counsel. Management does not believe that these proceedings and inquiries, either individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow. See further discussion in Note 20.

Reserves for potential environmental liabilities related to facilities, most of which the Company no longer operates, are adjusted based on the Company’s experience, as well as consultation with independent engineering firms and in-house legal counsel, as appropriate. Management continues to believe established reserves are adequate to cover estimated potential liabilities.

Pension

Pension Accounting

JCP sponsors a non-contributory qualified defined benefit pension plan (the primary pension plan), supplemental retirement plans for certain management associates and other postretirement benefit plans. Refer to Note 17 for further discussion of these plans. Major assumptions used in accounting for these plans include the expected long-term rate of return on plan assets and the discount rate. Assumptions are determined based on Company information and market indicators and are evaluated at each annual measurement date (October 31). A change in any of these assumptions could have a significant effect on the Company’s pension and other postretirement benefit plan costs. These assumptions require significant judgment, and the calculation of pension costs is relatively complex. The Company utilizes third parties, including actuarial and investment advisory firms, to help evaluate the appropriateness of the expected rate of return, the discount rate and other pension plan assumptions annually. The following discussion relates to the primary pension plan only, since it represents the majority of the Company’s recorded pension expense and related asset/liability amounts in its consolidated financial statements.

Demographic Assumptions

For purposes of estimating demographic mortality in the measurement of the Company’s pension obligation, as of October 31, 2004, the Company began using the Retirement Plans 2000 Table of Combined Healthy Lives, projected to 2005, using Scale AA to forecast mortality improvements five years into the future to 2005. Previously, the Company had utilized the 1983 Group Annuity Mortality Table, which it continues to use for calculating funding requirements based on Internal Revenue Service regulations. This change did not have a material impact on the projected benefit obligation.

Market-Related Value of Plan Assets

In accounting for pension costs, the Company uses fair value, which is the market value of plan assets as of the annual measurement date, to calculate the expected return on assets and gain/loss amortization components of net periodic pension expense.

Return on Plan Assets

To develop its expected return on plan assets, the Company considers its long-term asset allocation policy, historical returns on plan assets and overall capital market returns, taking into account current and expected market conditions. The Company’s primary pension plan is well diversified with an asset allocation policy that provides for a targeted 70%, 20% and 10% mix of equities (U.S., non-U.S. and private), fixed income (investment-grade and high-yield) and real estate (private and public), respectively. This allocation provides the pension plan with the appropriate balance of investment return and volatility risk, given the funded nature of the plan, its present and future liability characteristics and its long-term investment horizon. See Note 17 for a further discussion of the asset allocation strategy for plan assets.

Since the inception of the Company’s primary pension plan in 1966 through the October 31, 2005 measurement date, the average annual return has been 9.5%. After three years of decline in the fair value of pension assets during the 2000-2002 bear market, pension assets experienced significant increases due to three years of annual gains in global equity markets in 2003, 2004 and 2005. The one-year return on plan assets was 13.2% through October 31, 2005, following one-year returns on plan assets through October 31, 2004 and October 31, 2003 of 11.7% and 19.5%, respectively. Because the fair value of plan assets is measured as of a point in time, the change in fair value between measurement dates affects the subsequent year’s net pension expense. The increase in fair value in 2004 and 2003 positively impacted net pension expense in 2005 and 2004 and reversed the trend of net pension expense increases from 2001 to 2003. Net periodic pension expense was $69 million, $82 million and $130 million in 2005, 2004 and 2003, respectively. Since inception, the Company’s primary pension plan has incurred cumulative pre-tax expense of approximately $183 million. This is the result of cumulative pension expense during the 1966-1984 period of $366 million, cumulative pension income during the 1985-2001 period of $488 million and pension expense in the 2002-2005 period totaling $305 million. In 2002, the Company lowered the expected rate of return from 9.5% to 8.9% to reflect lower historical and expected future rates of return among all asset classes. See discussion of the impact on earnings below.

Discount Rate

The Company lowered the discount rate used to measure the pension obligation from 5.85% to 5.80% in 2005, from 6.35% to 5.85% in 2004 and from 7.10% to 6.35% in 2003, based on the yield to maturity of a representative portfolio of AA-rated corporate bonds as of the October 31 measurement dates in 2005, 2004 and 2003, with average cash flow durations similar to the pension liability. This methodology is consistent with guidance in SFAS No. 87, “Employers’ Accounting for Pensions,” to use the rate currently available on high-quality bonds and the subsequent guidance issued by the Securities and Exchange Commission that high-quality bonds should be those with at least AA rating by a recognized rating agency.

Impact on Earnings and Sensitivity

As a result of strong asset performance in 2004 and 2003, the Company incurred a significant decrease in 2005 and 2004 net pension costs, which incrementally improved EPS by approximately $0.03 and $0.10, respectively, compared to a reduction in EPS of $0.24 in 2003. While the 2005 positive return on plan assets is expected to lower the 2006 expense, this is somewhat offset by a lower discount rate in each of the last three years and that the Company did not make a voluntary pension contribution to its primary pension plan in 2005 due to the plan’s well-funded position and Internal Revenue Service rules limiting tax deductible contributions. The sensitivity of the pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in expense of approximately $0.05 per share. The sensitivity of the pension expense to a plus or minus one-half of one percent of the discount rate is a decrease or increase in expense of approximately $0.07 per share.

Pension Funding

Funding Policy

The Company’s funding policy is to maintain a well-funded pension plan throughout all business and economic cycles. Maintaining a well-funded plan over time provides additional financial flexibility to the Company, including lower pension expense and reduced cash contributions, especially in the event of a decline in the capital markets. In addition, a well-funded plan assures associates of the plan’s and the Company’s financial ability to continue to provide competitive retirement benefits, while at the same time being cost effective. The Company targets to maintain a funded ratio in the range of 110% to 130%, which is the plan’s assets as a percent of the actuarial funding liability under the Employee Retirement Income Security Act of 1974 (ERISA).

Funding History

Since the plan’s inception, the Company has contributed $1.7 billion, or approximately $1.0 billion on an after-tax basis, to its primary pension plan. Over this timeframe, actual investment return on plan assets has generated a significant portion of the $7.1 billion in pension plan total value, defined as $2.8 billion in cumulative benefit payments to retired associates plus $4.3 billion in plan assets at the measurement date in 2005. In effect, the Company’s cumulative after-tax cash contributions over this timeframe represent approximately 14% of the plan’s total value (i.e., $1.0 billion as a percent of $7.1 billion). The remainder of the plan’s total value has been generated by the actual investment returns since inception. The Company targets to maintain its portion of the primary pension plan’s total value to a level of 20% or less, primarily through its funding policy and asset mix strategy. Targeting the

Company’s portion of the pension plan’s total value at this level is important since cash contributions to the plan utilize capital resources from investors and have an associated cost of capital.

The Company made cash contributions to its primary pension plan annually during the 1966-1983 period in order to provide an asset base to support the accelerating liability growth in the early years of the plan. Over the 1984-2005 period, the Company made cash contributions to the plan in seven years (1993-1996, 2002-2004) and no contributions in the other 15 years due to maintaining a well-funded plan and the actual investment return on plan assets.

Funded Status

The Company’s primary pension plan remains in a well-funded position. Although no additional funding was required under ERISA, the Company made discretionary contributions of $300 million, or $190 million after tax, to its primary pension plan in October of 2004, 2003 and 2002. The Company did not make a discretionary contribution to the pension plan in 2005 due to the plan’s well-funded position and Internal Revenue Service rules limiting tax deductible contributions. At October 31, 2005, plan assets of $4.3 billion were approximately 146% of the $2.9 billion ERISA funding liability. At October 31, 2004 and 2003, the funded ratios were 137% and 129%, respectively. The increase in the 2005 funded ratio resulted primarily from the improvements in the global equity markets.

Expected Contributions

Contributions subsequent to 2005 for the pension plan are dependent on asset returns and future discount rates and legislative changes. The Company does not anticipate mandatory funding requirements in 2006 under ERISA. It plans to make a discretionary contribution, however, if market conditions, the funded position of the pension plan, and any legislative developments allow such a contribution to be tax deductible. See Note 17 for further discussion.

Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan for approximately 1,625 executives and senior management that provides for grants to associates of stock awards (stock or units, restricted or unrestricted), stock appreciation rights or options to purchase the Company’s common stock.

Stock Options

Over the past three years, the Company’s annual stock option grants under this program have averaged about 1.5% of outstanding shares, including the common stock equivalent of preferred shares. As of January 28, 2006, options to purchase 10.6 million shares of common stock, representing 4.6% of total shares, were outstanding, of which 6.0 million were exercisable. Of the exercisable options, about 85% were “in-the-money,” or had an exercise price below the closing end-of-year stock price of $56.21.

Prior to 2005, the Company followed Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which did not require expense recognition for stock options when the exercise price of an option equaled, or exceeded, the fair market value of the common stock on the date of grant. Effective January 30, 2005, the Company early-adopted SFAS No. 123R, which requires the use of the fair value method for accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Accordingly, during 2005, the Company recorded compensation expense for stock options of $32 million ($20 million after tax), which resulted in a reduction in diluted earnings per share of approximately $0.08. This reflects the requirements of the final accounting rules to recognize compensation expense over the associate service period, which is to the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the normal vesting period. As of January 28, 2006, unrecognized or unearned compensation expense for stock options, net of estimated forfeitures, was $24 million, which will be recognized as expense over a weighted-average period of approximately one year.

Prior to 2005, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of its stock option awards. For grants subsequent to the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards on the date of grant using a binomial lattice model developed by outside consultants who worked with the Company in the implementation of SFAS No. 123R. The Company believes that the binomial lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior.

The expected volatility used in the binomial lattice model is based on an analysis of historical prices of JCPenney’s stock and open market exchanged options, and was developed in consultation with an outside valuation specialist and the Company’s financial advisors. The expected volatility reflects the volatility implied from a price quoted for a hypothetical call option with a duration consistent with the expected life of the options and the volatility implied by the trading of options to purchase the Company’s stock on open-market exchanges. As a result of the Company’s recently completed turnaround that began in 2001 and the disposition of the Eckerd drugstore operations, a significant portion of historical volatility is not considered to be a good indicator of future volatility. The expected term of options granted is derived from the output of the binomial lattice model, and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The dividend yield is assumed to increase ratably to the Company’s expected dividend yield level based on targeted payout ratios over the expected life of the options.

The Company has not adjusted prior year financial statements under the optional modified retrospective method of application, but has disclosed the pro-forma impact of expensing stock options on 2004 and 2003 in Note 1.

Stock Awards

The Company’s stock-based compensation plan also provides for grants of restricted and non-restricted stock awards (shares and units) to associates and non-employee members of the Board. As of January 28, 2006, there was $14 million of compensation cost not yet recognized or earned related to associate restricted stock awards, which is expected to be recognized as earned over a weighted-average period of 2.8 years.

See Notes 1 and 15 for more details about the Company’s stock-based compensation.

New Accounting Pronouncements

On October 6, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be treated as rental expense, as opposed to capitalizing them as a part of the building or leasehold improvement. The provisions of this FSP must be applied to the first reporting period beginning after December 15, 2005 and therefore, beginning in the first quarter of 2006, the

Company will no longer capitalize rental costs incurred during the construction period. The Company does not expect FSP FAS 13-1 to have a material impact on the Company’s consolidated financial statements, and will not adjust prior year financial statements under the optional retrospective method of application.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 during the fourth quarter of 2005 and recorded an asset retirement obligation in the amount of $13 million related to asbestos. There was no cumulative-effect adjustment reflected in the Company’s Consolidated Statement of Operations, and the Company will not adjust prior interim 2005 financial statements under the optional retrospective method of application.

Fiscal Year 2006

On February 16, 2006, management communicated the following initial guidance for 2006, which is a 53-week fiscal year, in the Company’s fourth quarter and full-year 2005 earnings release:

•	Comparable department store sales are expected to increase low-single digits for 2006, and Direct sales are expected to increase low-to-mid single digits for the year.
•	Full year operating profit is expected to reflect moderate year over year improvement, with contributions from both gross margin and SG&A expenses.
•	The effective income tax rate for the year is expected to increase to approximately 37%, due to the elimination of the state tax valuation allowances in 2005.
•	Earnings from continuing operations are expected to be in the range of $4.14 to $4.24 per share for 2006.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K may contain forward-looking statements made within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company’s current view of future events and financial performance. The words expect, plan, anticipate, believe, intent, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to competition, consumer demand, seasonality, economic conditions, including the price and availability of oil and natural gas, impact of changes in consumer credit payment terms, changes in management, retail industry consolidations, acts of terrorism or war and government activity. For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, beginning on page 4 and Risk Management beginning on page 36. The Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. The Company intends the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and does not undertake to update or revise these projections as more information becomes available.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

The Company’s outstanding long-term debt as of January 28, 2006 is at fixed interest rates and would not be affected by interest rate changes. Future borrowings under the Company’s multi-year revolving credit facility, to the extent that fluctuating rate loans were used, would be affected by interest rate changes. As of January 28, 2006, no cash borrowings were outstanding under the facility, and approximately $139 million in letters of credit were supported by this facility. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. At January 28, 2006, long-term debt, excluding equipment financing, capital leases and other, had a carrying value of $3.4 billion and a fair value of $3.7 billion. At January 29, 2005, long-term debt, excluding equipment financing, capital leases and other, had a carrying value of $3.9 billion and a fair value of $4.3 billion.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of assets in the Company’s qualified pension plan, which is well funded. At the October 31, 2005 measurement date, plan assets of $4.3 billion were approximately 146% of the $2.9 billion actuarial funding liability under the Employee Retirement Income Security Act of 1974 (ERISA). The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

Previously, the Company had limited exposure to market risk associated with currency exchange rates due to the foreign operations of Renner. However, with the sale of the Company’s controlling interest in Renner in the second quarter of 2005, the Company recognized the cumulative loss on foreign currency translation that previously had been reflected as a component of accumulated other comprehensive income/(loss).

Item 8.  Financial Statements and Supplementary Data.

See the Index to Consolidated Financial Statements on Page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

The management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on its assessment, the management of the Company believes that, as of January 28, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, the registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This attestation report appears below.

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended January 28, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

J. C. Penney Company, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that J. C. Penney Company, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J. C. Penney Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that J. C. Penney Company, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, J. C. Penney Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control–Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 28, 2006, and our report dated March 21, 2006 expressed an unqualified opinion on those consolidated financial statements, with an explanatory paragraph as the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in fiscal year 2005.

Dallas, Texas

March 21, 2006

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

To the extent not set forth herein, the information required by Item 10 is incorporated by reference to the Company’s 2006 Proxy Statement, filed with the Securities and Exchange Commission, pursuant to Regulation 14A and to Item 1 of this Annual Report on Form 10-K.

Codes of Ethics, Corporate Governance Guidelines and Committee Charters

The Company has adopted a code of ethics for directors, which is known as the “Code of Business Conduct and Ethics for the Board of Directors,” and a code of ethics for officers and employees, which applies to, among others, the Company’s principal executive officer, principal financial officer, and controller, and which is known as the “Statement of Business Ethics.” Both codes of ethics are available on the Company’s Web site at www.jcpenney.net. Additionally, the Company will provide copies of these codes without charge upon request made to:

J. C. Penney Company, Inc.
Office of Investor Relations
P.O. Box 10001
Dallas, TX 75301-4301
(Telephone 972-431-3436)

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver of any provision of the Statement of Business Ethics that applies to any officer of the Company by posting such information on the Company’s Web site at www.jcpenney.net.

A copy of the Company’s Corporate Governance Guidelines, and copies of the Company’s Audit, Human Resources and Compensation, and Corporate Governance Committee Charters are also available on the Company’s Web site at www.jcpenney.net. Copies of these documents will likewise be provided without charge upon request made to the address or telephone number provided above.

Item 11.  Executive Compensation.

The information called for by Item 11 is incorporated by reference to the Company’s 2006 Proxy Statement, filed with the Securities and Exchange Commission, pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To the extent not set forth herein, the information required by Item 12 is incorporated by reference to the Company’s 2006 Proxy Statement, filed with the Securities and Exchange Commission, pursuant to Regulation 14A.

Equity Compensation Plan(s) Information

The following table shows the number of options and other awards outstanding as of January 28, 2006 under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (2005 Plan) and prior plans, as well as the number of shares remaining available for grant under the 2005 Plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,882,000	$38	16,942,000	(1)(2)

(1) At the May 20, 2005 Annual Meeting of Stockholders, the Company’s stockholders approved the 2005 Plan, which reserved an aggregate of 17.2 million shares of common stock for issuance to associates and non-employee directors. The 2005 Plan replaces the Company’s 2001 Equity Compensation Plan. Effective June 1, 2005, all future grants will be made under the 2005 Plan. No shares remain available for future issuance from prior plans.

(2) As of March 22, 2006, the Company granted stock options and performance unit awards covering 1,917,886 shares of common stock under the 2005 Plan. It is expected that the number of shares remaining available for future issuance under the 2005 Plan will be decreased further by the number of shares to be awarded to the Company’s non-employee directors as part of their annual fees following the Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

The information called for by Item 13 is incorporated by reference to the Company’s 2006 Proxy Statement, filed with the Securities and Exchange Commission, pursuant to Regulation 14A.

Item 14.  Principal Accounting Fees and Services.

The information called for by Item 14 is incorporated by reference to the Company’s 2006 Proxy Statement, filed with the Securities and Exchange Commission, pursuant to Regulation 14A.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

The consolidated financial statements of J. C. Penney Company, Inc. and subsidiaries are listed in the accompanying “Index to Consolidated Financial Statements” on page F-1.

2. Financial Statement Schedules:

Schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related financial information contained otherwise in this Annual Report on Form 10-K.

3. Exhibits:

See separate Exhibit Index beginning on page E-1.

(b) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K is specifically identified in the separate Exhibit Index beginning on page E-1 and filed with or incorporated by reference in this report.

(c) Other Financial Statement Schedules.  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
(Registrant)

By:	/s/ R. B. Cavanaugh
R. B. Cavanaugh
Executive Vice President and Chief Financial Officer

Dated: April 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

M. E. Ullman, III* M. E. Ullman, III	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	April 6, 2006

/s/ R. B. Cavanaugh R. B. Cavanaugh	Executive Vice President and Chief Financial Officer (principal financial officer)	April 6, 2006

W. J. Alcorn* W. J. Alcorn	Senior Vice President and Controller (principal accounting officer)	April 6, 2006

C. C. Barrett* C. C. Barrett	Director	April 6, 2006

M. A. Burns* M. A. Burns	Director	April 6, 2006

M. K. Clark* M. K. Clark	Director	April 6, 2006

T. J. Engibous* T. J. Engibous	Director	April 6, 2006

K. B. Foster* K. B. Foster	Director	April 6, 2006

V. E. Jordan, Jr.* V. E. Jordan, Jr.	Director	April 6, 2006

B. Osborne* B. Osborne	Director	April 6, 2006

L. H. Roberts* L. H. Roberts	Director	April 6, 2006

M. E. Stone West* M. E. Stone West	Director	April 6, 2006

R. G. Turner* R. G. Turner	Director	April 6, 2006

*By: /s/ R. B. Cavanaugh
R. B. Cavanaugh
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J. C. Penney Company, Inc.:

We have audited the accompanying consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney Company, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of J. C. Penney Company, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 21, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in fiscal year 2005.

Dallas, Texas

March 21, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	2005	2004	2003
Retail sales, net	$18,781	$18,096	$17,513
Cost of goods sold	11,405	11,107	11,015

Gross margin	7,376	6,989	6,498
Selling, general and administrative expenses	5,799	5,702	5,729
Net interest expense	169	223	247
Bond premiums and unamortized costs	18	47	–
Real estate and other (income)/expense	(54)	12	(17)

Income from continuing operations before income taxes	1,444	1,005	539
Income tax expense	467	348	179

Income from continuing operations	$977	$657	$360
Income/(loss) from discontinued operations, net of income tax (benefit)/expense of $(67), $(178) and $879	111	(133)	(1,288)

Net income/(loss)	$1,088	$524	$(928)
Less: preferred stock dividends, net of tax	–	12	25

Net income/(loss) applicable to common stockholders	$1,088	$512	$(953)

Basic earnings/(loss) per share:
Continuing operations	$3.86	$2.31	$1.24
Discontinued operations	0.44	(0.48)	(4.74)

Net income/(loss)	$4.30	$1.83	$(3.50)

Diluted earnings/(loss) per share:
Continuing operations	$3.83	$2.20	$1.20
Discontinued operations	0.43	(0.44)	(4.33)

Net income/(loss)	$4.26	$1.76	$(3.13)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

($ in millions, except per share data)	2005	2004
Assets
Current assets
Cash and short-term investments	$3,016	$4,649
Receivables	270	274
Merchandise inventory (net of LIFO reserves of $24 and $25)	3,210	3,142
Prepaid expenses	206	167

Total current assets	6,702	8,232
Property and equipment, net	3,748	3,575
Prepaid pension	1,469	1,538
Other assets	542	473
Assets of discontinued operations	–	309

Total Assets	$12,461	$14,127

Liabilities and Stockholders’ Equity
Current liabilities
Trade payables	$1,171	$1,143
Accrued expenses and other	1,562	1,627
Current maturities of long-term debt	21	459
Income taxes payable	8	68

Total current liabilities	2,762	3,297
Long-term debt	3,444	3,464
Deferred taxes	1,287	1,319
Other liabilities	961	1,042
Liabilities of discontinued operations	–	149

Total Liabilities	8,454	9,271
Stockholders’ Equity
Common stock and additional paid-in capital(1)	3,479	4,176
Reinvested earnings	512	812
Accumulated other comprehensive income/(loss)	16	(132)

Total Stockholders’ Equity	4,007	4,856

Total Liabilities and Stockholders’ Equity	$12,461	$14,127

(1) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. At January 28, 2006, 233 million shares were issued and outstanding. At January 29, 2005, 271 million shares were issued and outstanding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in millions, except per share amounts)	Preferred Stock	Common Stock and Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity	Comprehensive (Loss)/Income
January 25, 2003	$333	$3,423	$2,817	$(203)	$6,370
Net (loss)	-	-	(928)	-	(928)	$(928)
Unrealized gain on investments, net of tax of $(22)	-	-	-	41	41	41
Non-qualified plan minimum liability adjustment, net of tax of $13	-	-	-	(24)	(24)	(24)
Reclassification adjustment for currency translation loss included in discontinued operations(1)	-	-	-	25	25	25
Other comprehensive income from discontinued operations, net of tax of $1(1)	-	-	-	23	23	23

Total comprehensive (loss)	-	-	-	-	-	$(863)

Dividends declared, common ($0.50 per share) and preferred ($2.37 per common share equivalent)	-	-	(161)	-	(161)
Common stock issued	-	99	-	-	99
Preferred stock redeemed	(29)	-	-	-	(29)
Vesting of stock awards	-	9	-	-	9

January 31, 2004	304	3,531	1,728	(138)	5,425
Net income	-	-	524	-	524	$524
Unrealized gain on investments, net of tax of $(9)	-	-	-	14	14	14
Non-qualified plan minimum liability adjustment, net of tax of $14	-	-	-	(20)	(20)	(20)
Other comprehensive income from discontinued operations, net of tax of $(1)(1)	-	-	-	12	12	12

Total comprehensive income	-	-	-	-	-	$530

Dividends declared, common ($0.50 per share) and preferred ($1.185(2) per common share equivalent)	-	-	(150)	-	(150)
Common stock issued	-	1,284	-	-	1,284
Common stock repurchased and retired	-	(662)	(1,290)	-	(1,952)
Preferred stock redeemed	(304)	-	-	-	(304)
Vesting of stock awards	-	23	-	-	23

January 29, 2005	-	4,176	812	(132)	4,856
Net income	-	-	1,088	-	1,088	$1,088
Unrealized gain on investments, net of tax of $(23)	-	-	-	44	44	44
Non-qualified plan minimum liability adjustment, net of tax of $(1)	-	-	-	-	-	-
Reclassification adjustment for currency translation loss included in discontinued operations(1)	-	-	-	83	83	83
Other comprehensive income from discontinued operations(1)	-	-	-	21	21	21

Total comprehensive income	-	-	-	-	-	$1,236

Dividends declared, common ($0.50 per share)	-	-	(125)	-	(125)
Common stock issued	-	160	-	-	160
Common stock repurchased and retired	-	(938)	(1,263)	-	(2,201)
Vesting of share-based payments	-	81	-	-	81

January 28, 2006	$-	$3,479	$512	$16	$4,007

(1) A deferred tax asset was not established for the currency translation adjustments of Mexico or Renner discontinued operations due to the historical reinvestment of earnings in these subsidiaries.

(2) Of the $2.37 annual dividend per common stock equivalent, one semi-annual dividend was declared and paid prior to the preferred stock being redeemed on August 26, 2004.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2005	2004	2003
		(Revised)	(Revised)
Cash flows from operating activities:
Net income/(loss)	$1,088	$524	$(928)
Less: Income/(loss) from discontinued operations	(111)	133	1,288
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Asset impairments, PVOL and other unit closing costs	12	19	35
Depreciation and amortization	372	359	386
Net gains on sale of assets	(27)	(8)	(51)
Benefit plans expense	49	45	135
Pension contribution	–	(300)	(300)
Stock-based compensation	38	23	9
Deferred taxes	15	1	136
Change in cash from:
Receivables	(44)	3	27
Inventory	(67)	(7)	(94)
Prepaid expenses and other assets	(16)	4	(42)
Trade payables	28	22	79
Current income taxes payable	(124)	176	(18)
Accrued expenses and other liabilities	124	117	133

Net cash provided by operating activities	1,337	1,111	795

Cash flows from investing activities:
Capital expenditures	(535)	(398)	(359)
Proceeds from sale of discontinued operations	283	4,666	20
Proceeds from sale of assets	31	34	100

Net cash (used in)/provided by investing activities	(221)	4,302	(239)

Cash flows from financing activities:
Net proceeds from the issuance of long-term debt	–	–	607
Payments of long-term debt, including capital leases and bond premiums	(474)	(856)	(450)
Common stock repurchased	(2,252)	(1,901)	–
Dividends paid, common and preferred	(131)	(150)	(160)
Proceeds from stock options exercised	162	248	31
Excess tax benefits on stock options exercised	43	–	–
Other	–	(1)	(8)

Net cash (used in)/provided by financing activities	(2,652)	(2,660)	20

Cash flows from discontinued operations:
Operating cash flows	82	(792)	403
Investing cash flows	(187)	(263)	(436)
Financing cash flows	8	(13)	(33)

Total cash (paid for) discontinued operations	(97)	(1,068)	(66)

Net (decrease)/increase in cash and short-term investments	(1,633)	1,685	510
Cash and short-term investments at beginning of year	4,649	2,964	2,454

Cash and short-term investments at end of year	$3,016	$4,649	$2,964

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  Summary of Significant Accounting Policies

Nature of Operations

JCPenney was founded by James Cash Penney in 1902 and has grown to be a major retailer, operating 1,019 JCPenney Department Stores throughout the continental United States, including Alaska, and Puerto Rico. The Company sells family apparel, jewelry, shoes, accessories and home furnishings to customers through Department Stores and Direct (catalog/Internet). In addition, the Department Stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

Basis of Presentation

The consolidated financial statements present the results of J. C. Penney Company, Inc. and its subsidiaries (the Company or JCPenney). All significant intercompany transactions and balances have been eliminated in consolidation.

Certain debt securities have been issued by J. C. Penney Corporation, Inc. (JCP), the wholly owned operating subsidiary of the Company. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee by the Company of certain of JCP’s outstanding debt securities is full and unconditional.

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles (GAAP), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from these estimates, management does not expect the differences, if any, to have a material effect on the financial statements.

The most significant estimates relate to inventory valuation under the retail method, specifically permanent reductions to retail prices (markdowns) and adjustments for shortages (shrinkage); valuation of long-lived assets; valuation allowances and reserves for workers’ compensation and general liability, environmental contingencies, income taxes and litigation; reserves related to the Eckerd discontinued operations; and pension accounting. Workers’ compensation and general liability reserves are based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims. Environmental remediation reserves are estimated using a range of potential liability, based on the Company’s experience and consultation with independent engineering firms and in-house legal counsel, as appropriate. Income taxes are estimated for each jurisdiction in which the Company operates. Deferred tax assets are evaluated for recoverability, and a valuation allowance is recorded if it is deemed more likely than not that the asset will not be realized. During 2005, the valuation allowance previously established for state net operating losses was reversed based on management’s assessment that the Company will more likely than not generate sufficient income over the next several years to utilize the losses. Litigation reserves are based on management’s best estimate of potential liability, with consultation of in-house and outside counsel. Related to pension accounting, the selection of assumptions, including the estimated rate of return on plan assets and the discount rate, impact the actuarially determined amounts reflected in the Company’s consolidated financial statements.

Fiscal Year

Effective January 29, 2005, the Company changed its fiscal year end to the Saturday closest to January 31, to be in alignment with the fiscal calendar prevalently used in the retail industry. Historically, the Company’s fiscal year has ended on the last Saturday in January. This change had no impact on fiscal 2004 or 2005 reported results. Fiscal 2006 will contain 53 weeks. Under the Company’s historical reporting calendar, this would not have occurred until fiscal 2008. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal Year	Ended	Weeks
2005	January 28, 2006	52
2004	January 29, 2005	52
2003	January 31, 2004	53

The accounts of Lojas Renner S.A. (Renner), which are now included in Income/(Loss) from Discontinued Operations for all periods presented, were on a calendar-year basis.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. None of the reclassifications impacted the Company’s net income/(loss) in any period.

Merchandise and Services Revenue Recognition

Revenue, net of estimated returns, and excluding sales taxes, is recorded at the point of sale when payment is made and customers take possession of the merchandise in department stores, at the point of shipment of merchandise ordered through Direct (catalog/Internet) or, in the case of services, the customer has received the benefit of the service, such as salon, portrait, optical or custom decorating. Commissions earned on sales generated by licensed departments are included as a component of retail sales. Shipping and handling fees charged to customers are also recorded as retail sales with related costs recorded as cost of goods sold. The Company provides for estimated future returns based on historical return rates and sales levels.

Gift Card Revenue Recognition

At the time gift cards are sold, no revenue is recognized; rather, a liability is established for the face amount of the card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. The liability remains recorded until the earlier of redemption, escheatment or 60 months. After 60 months, any remaining liability is relieved and recognized as a reduction of Selling, General and Administrative (SG&A) Expenses. It is the Company’s historical experience that the likelihood of redemption after 60 months is remote. The liability for gift cards is recorded in Accrued Expenses and Other on the Consolidated Balance Sheets and was $219 million at January 28, 2006 and $207 million at January 29, 2005.

Cost of Goods Sold

Cost of Goods Sold includes all costs directly related to bringing merchandise to its final selling destination. These costs include the cost of the merchandise (net of discounts or allowances earned), freight costs, warehouse operating expenses, sourcing and procurement costs, buying and brand development costs, including buyers’ salaries and related expenses, merchandise examination, inspection and testing and shipping and handling costs incurred related to Direct sales to customers.

Selling, General and Administrative Expenses

SG&A expenses include salaries and related expenses other than those pertaining to buying, sourcing or warehousing merchandise, as well as advertising costs, pre-opening expenses, occupancy and rent expense, depreciation, utilities and maintenance, personal property taxes, administration costs related to the Company’s Home Office and district operations and Store Support Center (SSC) expenses, costs related to information technology, credit card fees and taxes other than income taxes.

Advertising

Advertising costs, which include newspaper, television, radio and other media advertising, are expensed either as incurred or the first time the advertising occurs. Total advertising costs, net of cooperative advertising agreements, were $1,202 million, $1,223 million and $1,169 million for 2005, 2004 and 2003, respectively. These totals include catalog book costs of $255 million, $268 million and $264 million for 2005, 2004 and 2003, respectively. Catalog book preparation and printing costs, which are considered direct response advertising, are charged to expense over the productive life of the catalog, not to exceed eight months. Deferred catalog book costs of $51 million as of January 28, 2006 and $58 million as of January 29, 2005 were included in Prepaid Expenses on the Consolidated Balance Sheets.

Vendor Allowances

The Company receives vendor support in the form of cash payments or allowances through a variety of programs, including cooperative advertising, markdown reimbursements, vendor compliance and defective merchandise. The Company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. Depending on the arrangement, the Company either recognizes the allowance as a reduction of current costs or defers the payment over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.

For cooperative advertising programs, the Company generally offsets the allowances against the related advertising expense. Many of these programs require proof-of-advertising to be provided to the vendor to support the reimbursement of the incurred cost. Programs that do not require proof-of-advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor. If the allowance exceeds the advertising costs incurred on a vendor-specific basis, then the excess allowance for the vendor is recorded as a reduction of merchandise cost.

Markdown reimbursements related to merchandise that has been sold are negotiated by the Company’s buying teams and are credited directly to Cost of Goods Sold in the period received. If vendor allowances are received prior to merchandise being sold, they are recorded as a reduction of merchandise cost.

Vendor compliance charges reimburse the Company for incremental merchandise handling expenses incurred due to a vendor’s failure to comply with the Company’s established shipping or merchandise preparation requirements. Vendor compliance arrangements entered into after December 31, 2002 are recorded as a reduction of the cost of the merchandise. Allowances or cash from vendor compliance arrangements entered into prior to December 31, 2002 are recorded as a reduction of merchandise handling costs.

The accounting policies described above are in compliance with Emerging Issues Task Force 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” and were adopted by the Company in the first quarter of 2003. This adoption resulted in a reduction to net income of $9 million in 2003.

Pre-Opening Expenses

Subsequent to the construction/buildout period of store facilities, costs associated with the pre-opening phase, including advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rental costs, if applicable, are expensed in the period incurred.

Operating Leases

Rent expense under operating leases is recognized on a straight-line basis from the date the Company takes possession of the property to the end of the lease term, including renewal options determined to be reasonably assured. Some leases require additional payments based on sales and are recorded in rent expense when the contingent rent is probable.

Some of the Company’s lease agreements contain developer/tenant allowances. Upon receipt of such allowances, the Company records a deferred rent liability in Other Liabilities on the Consolidated Balance Sheets. The allowances are then amortized on a straight-line basis over the terms of the leases as a reduction of rent expense.

Retirement-Related Benefits

The Company accounts for its defined benefit pension plans and its non-pension postretirement benefit plans using actuarial models required by Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These models effectively spread changes in asset values, the pension obligation and assumption changes systematically and gradually over the remaining service periods of the active employees. One of the principal components of the net periodic pension calculation is the expected long-term rate of return on plan assets. The required use of the expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore result in a pattern of income and expense that more closely matches the pattern of services provided by employees. Differences between actual and expected returns are recognized gradually in net periodic pension expense or are offset by future gains or losses.

The Company uses long-term historical actual return data, the mix of investments that comprise plan assets and future estimates of long-term investment returns by reference to external sources to develop its expected return on plan assets.

The discount rate assumptions used for pension and non-pension postretirement benefit plan accounting reflect the rates available on AA-rated corporate bonds on the October 31 measurement date of each year. The rate of compensation increase is another significant assumption used in the actuarial model for pension accounting and is determined based upon the Company’s historical experience and future expectations. For retiree medical plan accounting, the health care cost trend rates do not have a material impact since defined dollar limits have been placed on Company contributions.

For purposes of estimating demographic mortality in the measurement of the Company’s pension obligation, as of October 31, 2004, the Company began using the Retirement Plans 2000 Table of Combined Healthy Lives, projected to 2005, using Scale AA to forecast mortality improvements five years into the future to 2005. Previously, the Company had utilized the 1983 Group Annuity Mortality Table, which it continues to use for calculating funding requirements based on Internal Revenue Service regulations.

The Company follows the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which retained the disclosure requirements contained in the same-titled original SFAS No. 132, but also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information, which is included in Note 17, is provided separately for pension plans and for other postretirement benefit plans.

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized. During 2005, the valuation allowance previously established for state net operating losses was reversed based on management’s assessment that the Company will more likely than not generate sufficient income over the next several years in order to utilize the remaining state net operating loss tax assets.

Earnings/(Loss) per Share

Basic earnings/(loss) per share (EPS) is computed by dividing net income/(loss) less dividend requirements on the Series B ESOP Convertible Preferred Stock, net of tax as applicable, by the weighted-average number of common shares outstanding for the period. Except when the effect would be anti-dilutive at the continuing operations level, the diluted EPS calculation includes the impact of restricted stock units and shares that, during the period, could have been issued under outstanding stock options, as well as common shares that would have resulted from the conversion of convertible debentures and convertible preferred stock. If the applicable shares are included in the calculation, the related interest on convertible debentures (net of tax) and preferred stock dividends (net of tax) are added back to income, since these would not be paid if the debentures or preferred stock were converted to common stock. Both the convertible debentures and preferred stock were converted to common stock in the second half of 2004. See Notes 3 and 11 for further discussion.

Stock-Based Compensation

The Company has a stock-based compensation plan that provides for grants to associates of restricted and non-restricted stock awards (shares and units), stock appreciation rights or options to purchase the Company’s common stock. Prior to 2005, the Company accounted for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related Interpretations. No compensation cost was reflected in the Consolidated Statements of Operations for stock options prior to 2005, since all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 30, 2005, the Company early-adopted SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company has not adjusted prior year financial statements under the optional modified retrospective method of adoption.

Compensation expense attributable to stock options in 2005 was $32 million ($20 million after tax), a reduction of $0.08 for both basic and diluted earnings per share.

SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For 2005, this new treatment resulted in cash flows from financing activities of $43 million, which reduced cash flows from operating activities by the same amount. For 2004 and 2003, the tax benefit included in cash flows from operating activities was $76 million and $4 million, respectively.

Under APB No. 25, pro-forma expense for stock options was calculated on a straight-line basis over the stated vesting period, which typically ranges from one to three years. Upon the adoption of SFAS No. 123R, the Company records compensation expense on a straight-line basis over the associate service period, which is to the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the stated vesting period (the non-substantive vesting period approach).

The cost charged against income for all stock-based compensation, including the 2005 impact of expensing stock options discussed above, was $38 million, $23 million and $9 million for 2005, 2004 and 2003, respectively, or $23 million, $14 million and $5 million after tax.

The following table illustrates the effect on net income/(loss) and earnings/(loss) per share as if the fair value method had been applied to all outstanding awards in 2004 and 2003. The 2005 information is provided in the table for purposes of comparability.

($ in millions, except EPS)	2005	2004(1)	2003(1)
Net income/(loss), as reported	$1,088	$524	$(928)
Add: Stock-based employee compensation expense included in reported net income/(loss), net of related tax effects	23	14	5
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(23)	(25)	(26)

Pro forma net income/(loss)	$1,088	$513	$(949)

Earnings/(loss) per share:
Basic—as reported	$4.30	$1.83	$(3.50)
Basic—pro forma	$4.30	$1.80	$(3.58)
Diluted—as reported	$4.26	$1.76	$(3.13)
Diluted—pro forma	$4.26	$1.73	$(3.20)

(1) If the pro-forma expense had been attributed using the non-substantive vesting period approach, total stock-based employee compensation expense for 2004 would have been $29 million, net of tax, pro-forma net income would have been $509 million and, basic and diluted pro-forma earnings per share would have been $1.78 and $1.72, respectively. The impact to the 2003 pro-forma expense was immaterial due to the fact that stock options were granted in February 2003 with a one-year vesting period.

Prior to 2005, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of stock option awards. For grants subsequent to the adoption of SFAS No. 123R, the Company estimates the fair value of stock option awards on the date of grant using a binomial lattice model developed by outside consultants who worked with the Company in the implementation of SFAS No. 123R. The Company believes that the binomial lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior.

The expected volatility used in the binomial lattice model is based on an analysis of historical prices of JCPenney’s stock and open market exchanged options, and was developed in consultation with an outside valuation specialist and the Company’s financial advisors. The expected volatility reflects the volatility implied from a price quoted for a hypothetical call option with a duration consistent with the expected life of the options and the volatility implied by the trading of options to purchase the Company’s stock on open-market exchanges. As a result of the Company’s recently completed turnaround that began in 2001 and the disposition of the Eckerd drugstore operations, a significant portion of historical volatility is not considered to be a good indicator of future volatility. The expected term of options granted is derived from the output of the binomial lattice model, and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The dividend yield is assumed to increase ratably to the Company’s expected dividend yield level based on targeted payout ratios over the expected life of the options.

The following table presents the assumptions utilized to estimate the grant date fair value of stock options:

	2005	2004	2003
Valuation model	Binomial Lattice	Black-Scholes	Black-Scholes
Dividend yield	0.92%-1.20%	1.4%	3.9%
Expected volatility	30.0%	30.0%(1)	42.4%
Risk-free interest rate	4.0%	3.0%	3.4%
Expected option term	5 years	5 years(1)	7 years
Weighted-average fair value of options at grant date	$12.87	$8.58	$6.07

(1) Assumptions were updated in order to better reflect expected stock option exercise behavior and expected future stock price volatility. These changes were based on a detailed review of historical exercise patterns, as well as a normalization of volatility, both due to upward movement of the Company’s stock price with improved operating performance during the turnaround, and were made in consultation with an outside valuation specialist.

See Note 15 for additional discussion of the Company’s stock-based compensation.

Comprehensive Income/(Loss)

Comprehensive Income/(Loss) consists of two components: net income/(loss) and other comprehensive income/(loss). Other comprehensive income/(loss) is the sum of currency translation adjustments, unrealized gains/(losses) on investments, non-qualified plan minimum liability adjustments and any other comprehensive income/(loss) related to discontinued operations. Comprehensive Income/(Loss) and its components are presented in the Consolidated Statements of Stockholders’ Equity.

Cash Flow Presentation

The Company’s Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles net income/(loss) to cash flow from operating activities. These adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in net income/(loss). The adjustments also remove from operating activities cash flows arising from investing and financing activities, which are presented separately from operating activities. Supplemental cash flow information, including interest and income taxes paid and received, as well as any non-cash investing and financing activities, is presented in Note 5.

In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations. In prior periods, these were reported on a combined basis as a single amount.

Cash and Short-Term Investments

All highly-liquid investments with original maturities of three months or less are considered to be short-term investments. The short-term investments consist primarily of eurodollar time deposits and money market funds and are stated at cost, which approximates fair market value.

Total Cash and Short-Term Investments were $3,016 million and $4,649 million for 2005 and 2004, respectively, and included restricted short-term investment balances of $65 million and $63 million for the same periods. Restricted balances are pledged as collateral for a portion of casualty insurance program liabilities. Cash and Short-Term Investments on the Consolidated Balance Sheets included $109 million and $39 million of cash for 2005 and 2004, respectively.

Receivables

Receivables include notes and miscellaneous receivables, including current deferred tax assets of $116 million and $163 million, respectively, at year-end 2005 and 2004.

Merchandise Inventories

Inventories are valued primarily at the lower of cost (using the last-in, first-out or “LIFO” method) or market, determined by the retail method for department stores and store distribution centers, and standard cost, representing average vendor cost, for Direct and regional warehouses. The lower of cost or market is determined on an aggregate basis for similar types of merchandise. To estimate the effects of inflation/deflation on ending inventory, an internal index measuring price changes from the beginning to the end of the year is calculated using merchandise cost data at the item level.

Total Company LIFO (credits) included in Cost of Goods Sold were $(1) million, $(18) million and $(6) million in 2005, 2004 and 2003, respectively. If the first-in, first-out or “FIFO” method of inventory valuation had been used instead of the LIFO method, inventories would have been $24 million and $25 million higher at January 28, 2006 and January 29, 2005, respectively.

Property and Equipment, Net

($ in millions)	Estimated Useful Lives (Years)	2005	2004
Land	N/A	$208	$203
Buildings	50	2,837	2,693
Furniture and equipment	3-20	2,078	2,041
Leasehold improvements		722	670
Accumulated depreciation		(2,097)	(2,032)

Property and equipment, net		$3,748	$3,575

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed primarily by using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the term of the lease, including renewals determined to be reasonably assured.

Routine maintenance and repairs are expensed when incurred. Major replacements and improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income/(loss).

Capitalized Software Costs

Costs associated with the acquisition or development of software for internal use are capitalized in Other Assets in the Company’s Consolidated Balance Sheets and are amortized over the expected useful life of the software, generally between three and seven years. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period incurred.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the assets or the Company’s overall business strategies. For long-lived assets held for use, SFAS No. 144 requires that if the sum of the future cash flows expected to result from the use and eventual disposition of a company’s long-lived assets, undiscounted and without interest charges, is less than the reported value of those assets, an evaluation must be performed to determine if an impairment loss has been incurred. The amount of any impairment loss is calculated by subtracting the fair value of the assets from the reported value of the assets. Management estimates fair value based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Additional factors are taken into consideration, such as local market conditions, operating environment, mall performance and other trends. SFAS No. 144 requires that a long-lived asset to be abandoned be considered held and used until its disposal. For a long-lived asset to be disposed of by sale or otherwise, the unit of accounting is the group (disposal group) that represents assets to be disposed of together as a group in a single transaction and liabilities directly associated with these assets that will be transferred in the transaction. SFAS No. 144 establishes six criteria that must be met before a long-lived asset may be classified as “held for sale.” Assets that meet those criteria are no longer depreciated and are measured at the lower of carrying amount at the date the asset initially is classified as held for sale or its fair value less costs to sell. See Note 2 for discussion of the adjustment recorded as of year-end 2003 to reduce the Company’s investment in Eckerd to its estimated fair value less costs to sell.

Based on management’s ongoing review of the performance of its portfolio of stores and other facilities, impairment losses totaling $7 million, $12 million and $26 million in 2005, 2004 and 2003, respectively, were recorded for underperforming department stores and underutilized Catalog and other facilities. These charges are reflected in Real Estate and Other (Income)/Expense, which is a component of Income from Continuing Operations in the accompanying Consolidated Statements of Operations. See further discussion in Note 18.

Exit or Disposal Activity Costs

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with exit or disposal activities are recorded at their fair values when a liability has been incurred. Reserves are established at the time of closure for the present value of any remaining operating lease obligations (PVOL), net of estimated sublease income, and at the point of decision for severance and other exit costs. Since the Company has an established program for termination benefits upon a reduction in force or the closing of a facility, termination benefits paid under the existing program are considered part of an ongoing benefit arrangement, accounted for under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” and recorded when payment of the benefits is considered probable and reasonably estimable.

Foreign Currency Translation

As part of the 2005 sale of Lojas Renner S.A. (Renner) shares and the 2003 sale of Mexico department stores, the Company recognized $83 million and $25 million, respectively of foreign currency translation losses in Income/(Loss) from Discontinued Operations on the Consolidated Statements of Operations. See Note 2 for more details.

Effect of New Accounting Standards

On October 6, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be treated as rental expense, as opposed to capitalizing them as a part of the building or leasehold improvement. The provisions of this FSP must be applied to the first reporting period beginning after December 15, 2005 and therefore, beginning in the first quarter of 2006, the Company will no longer capitalize rental costs incurred during the construction period. The Company does not expect FSP FAS 13-1 to have a material impact on the Company’s consolidated financial statements, and will not adjust prior year financial statements under the optional retrospective method of application.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective no later than the end of fiscal years ending after

December 15, 2005. The Company adopted FIN 47 during the fourth quarter of 2005 and recorded an asset retirement obligation in the amount of $13 million related to asbestos. There was no cumulative-effect adjustment reflected in the Company’s Consolidated Statement of Operations, and the Company will not adjust prior interim 2005 financial statements under the optional retrospective method of application.

2)  Discontinued Operations

Lojas Renner S.A.

On July 5, 2005, the Company’s indirect wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Renner, a Brazilian department store chain, through a public stock offering registered in Brazil. The Company generated cash proceeds of $283 million from the sale of its interest in Renner. After taxes and transaction costs, net proceeds approximated $260 million. Proceeds from the sale were used for common stock repurchases, which are more fully discussed in Note 3.

Including a favorable fourth-quarter adjustment of $1 million related to taxes, the sale resulted in a pre-tax gain of $26 million and a loss of $7 million on an after-tax basis. The relatively high tax cost is largely due to the tax basis of the Company’s investment in Renner being lower than its book basis as a result of accounting for the investment under the cost method for tax purposes. Included in the pre-tax gain on the sale was $83 million of foreign currency translation losses that had accumulated since the Company acquired its controlling interest in Renner. For all periods presented, Renner’s results of operations and financial position have been reclassified and reflected as a discontinued operation.

Eckerd Drugstores

On July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations to the Jean Coutu Group (PJC) Inc. (Coutu) and CVS Corporation and CVS Pharmacy, Inc. (together, CVS) for a total of approximately $4.7 billion in cash proceeds. After taxes, fees and other transaction costs and estimated post-closing adjustments, the ultimate net cash proceeds from the sale totaled approximately $3.5 billion. Proceeds from the sale were used for common stock repurchases and debt reduction, which are more fully discussed in Notes 3 and 11.

During 2005, the Company recorded an after-tax credit of $103 million related to the Eckerd discontinued operations, which was primarily related to the favorable resolution of certain tax matters, as well as a reduction of the taxes payable on the sale of Eckerd due to adjustments in Eckerd’s tax basis. Through 2005, the cumulative loss on the sale was $714 million pre-tax, or $1,330 million on an after-tax basis. Of the total after-tax loss on the sale, $108 million was recorded in 2004 to reflect revised estimates of certain post-closing adjustments and resulting sales proceeds, and $1,325 million was recorded in 2003 to reflect Eckerd at its estimated fair value less costs to sell. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company’s previous drugstore acquisitions were largely tax-free transactions.

Upon closing on the sale of Eckerd on July 31, 2004, the Company established reserves for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets, assumption of the Eckerd Pension Plan and various post-employment benefit obligations and environmental indemnifications. During the second quarter of 2005, the Company reached final settlement with both Coutu and CVS regarding the working capital adjustments as required in the respective sale agreements. The reserves that had been previously established were adequate to cover the respective payments under the settlements. Management continues to review and update the remaining reserves on a quarterly basis and believes that the overall reserves, as adjusted, are adequate at the end of 2005 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company’s Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations, with tax payments included in operating cash flows and all other payments included in investing cash flows.

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

At or immediately prior to the closing of the sale of Eckerd on July 31, 2004, JCP assumed sponsorship of the Pension Plan for Former Drugstore Associates (formerly known as the Eckerd Corporation Pension Plan), the Eckerd Contingent Separation Pay Programs and various other terminated non-qualified retirement plans and programs. JCP further assumed all severance and post-employment health and welfare benefit obligations under various Eckerd plans, employment and other specific agreements. JCP has evaluated its options with respect to these assumed liabilities and has either settled the obligations in accordance with the provisions of the applicable plan or program or determined in most other cases to terminate the agreements, plans or programs and settle the underlying benefit obligations. On June 20, 2005, the Board of Directors of JCP approved the termination of JCP’s Pension Plan for Former Drugstore Associates; required notices have been sent to affected parties. JCP is in the process of seeking regulatory approval for the termination and selecting an annuity provider to settle the underlying benefit obligations.

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

Both CVS and Coutu entered into agreements with the Company and the Company’s insurance provider in order to assume the obligations for general liability and workers’ compensation claims that had been transferred to the purchasers at closing. The agreement with CVS was entered into concurrent with the closing, while the agreement with Coutu was finalized in the third quarter of 2004. At closing, the Company had approximately $64 million in letters of credit pledged as collateral to its insurance provider in support of general liability and workers’ compensation claims that were transferred to Coutu as part of the Eckerd sale. Upon the finalization of the insurance assumption agreements, this amount was reduced to approximately $8.5 million. In September 2005, the insurance provider released the Company’s remaining collateral, and the $8.5 million letter of credit was cancelled.

For a period of 12 months from the closing date, the Company provided to the purchasers certain information systems, accounting, banking, vendor contracting, tax and other transition services as set forth in the Company’s Transition Services Agreements (Transition Agreements) with Coutu and CVS. These transition services ended as planned on July 31, 2005. One Transition Agreement with Pharmacare Management Services, Inc., a subsidiary of CVS, involved the provision of information and data management services for a period of up to 15 months from the closing date. That agreement also ended as planned on October 31, 2005. Under the Transition Agreements, the Company received monthly service fees that were designed to recover the estimated costs of providing the specified services.

Income/(Loss) from Discontinued Operations in the Consolidated Statements of Operations reflects Eckerd’s operating results prior to the closing of the sale on July 31, 2004, including allocated interest expense. Interest expense was allocated to the discontinued operation based on Eckerd’s outstanding balance on its intercompany loan payable to JCPenney, which accrued interest at JCPenney’s weighted-average interest rate on its net debt (long-term debt net of short-term investments) calculated on a monthly basis.

Mexico Department Stores

In November 2003, the Company closed on the sale of its six Mexico department stores and recorded a loss of $14 million, net of a $27 million tax benefit. In 2005 and 2004, the Company recognized after-tax gains of $5 million and $4 million, respectively, related to reserve adjustments and additional tax benefits realized.

Direct Marketing Services

In 2005, 2004 and 2003, after-tax gains of $3 million, $1 million and $4 million, respectively, were recorded related to the sale of J. C. Penney Direct Marketing Services, Inc.’s (DMS) assets due to favorable resolution of certain past tax issues, tax regulation changes and a tax audit.

The Company’s financial statements have been presented to reflect Eckerd, Renner, Mexico and DMS as discontinued operations for all periods presented. Results of the discontinued operations are summarized below:

Discontinued Operations

($ in millions)	2005	2004	2003
Eckerd
Net sales	$–	$7,254	$15,137

Gross margin	–	1,676	3,487
Selling, general and administrative expenses	–	1,635	3,196
Interest expense(1)	–	97	163
Acquisition amortization	–	5	40
Other	–	2	7
Fair value adjustment	–	–	450

(Loss) before income taxes	–	(63)	(369)
Income tax (benefit)/expense	–	(23)	906 (2)

Eckerd (loss) from operations	–	(40)	(1,275)
Gain/(loss) on sale of Eckerd, net of income tax (benefit) of $(104), $(155) and $-	103	(108)	–

Total income/(loss) from Eckerd discontinued operations	103	(148)	(1,275)
Renner income from operations, net of income tax expense of $4, $5 and $3	7	10	4
(Loss) on sale of Renner, net of income tax expense of $33, $- and $-	(7)	–	–
Total Mexico and DMS discontinued operations, net of income tax (benefit) of $-, $(5) and $(30)	8	5	(17)

Total income/(loss) from discontinued operations	$111	$(133)	$(1,288)

(1) Eckerd interest expense consisted primarily of interest on the intercompany loan between Eckerd and JCPenney. The loan balance was initially based on the allocation of JCPenney debt to the Eckerd business to reflect a competitive capital structure within the drugstore industry. While outstanding, the loan balance fluctuated based on Eckerd cash flow requirements. The loan bore interest at JCPenney’s weighted-average interest rate on its net debt (long-term debt net of short-term investments) calculated on a monthly basis. The weighted-average interest rate was 15.76% for 2004, through the date of sale, and 13.76% for 2003.

(2) Includes $875 million of deferred income tax expense for the book/tax basis difference.

Included in the Renner income from operations amounts provided above were net sales of $187 million, $329 million and $273 million, respectively, for 2005, 2004 and 2003.

Assets and liabilities of the Renner discontinued operation were reflected on the Consolidated Balance Sheet as of January 29, 2005 as follows:

($ in millions)	2004
Current assets	$195
Goodwill	43
Other assets	71

Total assets	$309

Current liabilities	$149
Other liabilities	–

Total liabilities	$149

JCPenney’s net investment in Renner	$160

3)  Capital Structure Repositioning

By the end of 2005, the Company had completed its 2005 and 2004 equity and debt reduction programs, which focused on enhancing stockholder value, strengthening the Company’s capital structure and improving its credit rating profile. The Company used the approximate $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Renner, cash proceeds from the exercise of employee stock options and existing cash and short-term investment balances, including free cash flow generated in 2004, to fund the programs, which consisted of the following:

Common Stock Repurchases

The Company’s common stock repurchase programs totaled $4.15 billion, and consisted of 2005 authorizations of $750 million and $400 million, combined with a 2004 authorization of $3.0 billion. In total, the 94.3 million shares repurchased represented nearly 30% of the common share equivalents the Company had outstanding at the time of the Eckerd sale in 2004 when the program was initiated, including shares issuable under convertible debt securities. Share repurchases were made in open-market transactions. Of the total share repurchases, 44.2 million shares of common stock were repurchased in 2005 for a total principal cost of $2.2 billion, and 50.1 million shares of common stock were repurchased in 2004 for a total principal cost of $1.95 billion.

Common stock was retired on the same day it was repurchased, with the excess of the purchase price over the par value being allocated between Reinvested Earnings and Additional Paid-In Capital.

Debt Reduction

The Company’s debt reduction programs, which were completed by the end of the second quarter of 2005, consisted of approximately $2.14 billion of debt retirements, including $250 million authorized in 2005 and approximately $1.89 billion authorized in 2004. See Note 11 for a detailed discussion.

Series B Convertible Preferred Stock Redemption

On August 26, 2004, the Company redeemed, through conversion to common stock, all of its outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock). All of these shares were held by the Company’s Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) savings plan. Each holder of Preferred Stock received 20 equivalent shares of JCPenney common stock for each share of Preferred Stock in their Savings Plan account in accordance with the original terms of the Preferred Stock. Preferred Stock shares, which were included in the diluted earnings per share calculation as appropriate, were converted into approximately nine million common stock shares. Prior to redemption, cumulative dividends were paid semi-annually in January and July, at an annual rate of $2.37 per common share equivalent, a yield of 7.9%. Subsequent to the redemption, the Company no longer has any outstanding preferred stock, although 25 million shares remain authorized.

Common Stock Outstanding

During 2005, the number of outstanding shares of common stock changed as follows, primarily as a result of the capital structure repositioning programs:

(in millions)	Outstanding Common Shares
Balance as of January 29, 2005	271
Repurchase and retirement of common stock	(44)
Exercise of stock options	6

Balance as of January 28, 2006	233

4)  Earnings Per Share

Income from continuing operations and shares used to compute earnings per share (EPS) from continuing operations, basic and diluted, are reconciled below:

(in millions, except EPS)	2005	2004	2003
Earnings:
Income from continuing operations	$977	$657	$360
Less: preferred stock dividends, net of tax	–	12	25

Income from continuing operations, basic	$977	$645	$335
Adjustments for assumed dilution:
Interest on 5% convertible debt, net of tax	–	17	22
Preferred stock dividends, net of tax	–	12	–

Income from continuing operations, diluted	$977	$674	$357

Shares:
Average common shares outstanding
(basic shares)	253	279	272
Adjustments for assumed dilution:
Stock options and restricted stock units	2	5	2
Shares from convertible debt	–	17	23
Shares from preferred stock	–	6	–

Average shares assuming dilution
(diluted shares)	255	307	297

EPS from continuing operations:
Basic	$3.86	$2.31	$1.24
Diluted	$3.83	$2.20	$1.20

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would be anti-dilutive:

(shares in millions)	2005		2004		2003
Stock options	4		3		8
Preferred stock	–		–		11

Total anti-dilutive potential shares	4		3		19

5) Supplemental Cash Flow Information

($ in millions)	2005		2004		2003
Total interest paid	$312		$452		$420
Less: interest paid attributable to discontinued operations	6		104		167

Interest paid by continuing operations	$306	(1)	$348	(1)	$253

Interest received by continuing operations	$109		$57		$29

Total income taxes paid	$441		$1,000		$91
Less: income taxes (received)/paid attributable to discontinued operations	(96)		823		42

Income taxes paid by continuing operations	$537		$177		$49

(1) Includes cash paid for bond premiums and commissions of $15 million and $47 million for 2005 and 2004, respectively.

Non-Cash Investing and Financing Activities

There were no significant non-cash investing or financing activities in 2005. The following summarizes the non-cash investing and financing activities for 2004 and 2003.

2004

•	The Company redeemed all outstanding shares of its Preferred Stock, all of which were held by the Company’s Savings, Profit Sharing and Stock Ownership Plan, a 401(k) savings plan. Each holder of Preferred Stock received 20 equivalent shares of JCPenney common stock for each share of Preferred Stock. The Preferred Stock shares were converted into approximately nine million common stock shares.
•	The Company converted substantially all of JCP’s $650 million 5% Convertible Subordinated Notes Due 2008 into approximately 22.8 million shares of common stock.
•	The Company acquired $18 million of equipment accounted for as capital leases.

2003

•	The Company issued 2.4 million shares of common stock to fund the 2002 contribution of $47 million to the savings plan.

6)  Other Assets

($ in millions)	2005	2004
Real estate investments	$270	$197
Leveraged lease investments	135	134
Capitalized software, net	89	99
Debt issuance costs, net	24	31
Other	24	12

Total	$542	$473

7)  Accrued Expenses and Other

($ in millions)	2005	2004
Accrued salaries, vacation and bonus	$453	$443
Customer gift cards/certificates	219	207
Interest payable	95	107
Reserves for discontinued operations	79	221
Taxes other than income taxes	74	82
Current portion of workers’ compensation and general liability insurance	72	68
Advertising payables	99	78
Occupancy and rent-related payables	51	30
Capital expenditures payable	47	35
Funds due for common stock repurchases	–	51
Common dividends payable	29	35
Other(1)	344	270

Total	$1,562	$1,627

(1) Other includes various general accrued expenses related to operations that are individually insignificant.

8)  Other Liabilities

($ in millions)	2005	2004
Retirement benefit plan liabilities	$590	$634
Long-term portion of workers’ compensation and general liability insurance	164	157
Developer/tenant allowances	122	111
Reserves for discontinued operations	54	114
Other	31	26

Total	$961	$1,042

9)  Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and Short-Term Investments

The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt

The fair value of long-term debt, excluding equipment financing, capital leases and other is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. As of January 28, 2006, long-term debt, excluding equipment financing, capital leases and other, had a carrying value of $3.4 billion and a fair value of $3.7 billion. As of January 29, 2005, long-term debt excluding equipment financing, capital leases and other, had a carrying value of $3.9 billion and a fair value of $4.3 billion.

Concentrations of Credit Risk

The Company has no significant concentrations of credit risk.

10)  Credit Agreement

On April 7, 2005, the Company, JCP and J. C. Penney Purchasing Corporation entered into a five-year $1.2 billion revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Facility replaced the Company’s $1.5 billion credit facility that expired in May 2005. The 2005 Credit Facility is unsecured, and all collateral securing the previously existing $1.5 billion credit facility has been released. The 2005 Credit Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the 2005 Credit Facility is tiered based on JCP’s senior unsecured long-term debt ratings by Moody’s and Standard & Poor’s. JCP’s obligations under the 2005 Credit Facility are guaranteed by the Company.

The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a maximum ratio of Funded Indebtedness to Consolidated EBITDA (Leverage Ratio, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than 3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a minimum ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense (Fixed Charge Coverage Ratio, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0. As of January 28, 2006, the Company’s Leverage Ratio was 1.8 to 1.0 and its Fixed Charge Coverage Ratio was 5.5 to 1.0, both in compliance with the requirements.

No borrowings, other than the issuance of standby and import letters of credit, which totaled $139 million as of the end of 2005, have been made under this credit facility.

11)  Long-Term Debt

($ in millions)	2005	2004
Issue:
6.9% to 9.0% Notes, Due 2007 to 2097	$1,763	$1,857
7.125% to 8.125% Debentures, Due 2016 to 2037	1,369	1,525
6.5% to 7.05% Medium-Term Notes, Due 2005 to 2015	300	493
6.35% to 7.33% Equipment Financing Notes, Due 2007	10	15

Total notes and debentures	3,442	3,890
Capital lease obligations and other	23	33

Total long-term debt, including current maturities	3,465	3,923
Less: current maturities	21	459

Total long-term debt	$3,444	$3,464

As a part of the Company’s $2.14 billion debt reduction program discussed in Note 3, approximately $0.4 billion and $1.7 billion, respectively, of on- and off-balance sheet obligations were eliminated during 2005 and 2004 as follows:

2005 Debt Reductions

•	JCP’s 7.05% Medium-Term Notes in the amount of $193 million matured and were paid.
•	JCP’s $400 million 7.4% Debentures Due 2037 contained put options whereby the investors could elect to have the debentures redeemed at par on April 1, 2005. On March 1, 2005, the put option expired, and virtually all of the debentures were extended, with only $0.3 million put to the Company.
•	The Company purchased $250 million of JCP’s debt in the open market, including $94 million of JCP’s 8.0% Notes Due 2010, $74 million of JCP’s 7.4% Debentures Due 2037, $47 million of JCP’s 8.125% Debentures Due 2027, $20 million of JCP’s 7.125% Debentures Due 2023 and $15 million of JCP’s 7.95% Debentures Due 2017.

2004 Debt Reductions

•	JCP’s 7.375% Notes in the amount of $208 million matured and were paid.
•	JCP retired its 9.75% Debentures Due 2021. Of the total balance of $117.2 million, $25 million was retired at par, and the remaining $92.2 million was redeemed at a price of 103.2% plus accrued interest.
•	JCP retired the entire $195.7 million balance of its 8.25% Debentures Due 2022. $37.5 million of the balance was retired at par, with the remaining $158.2 million being redeemed at a price of 103.096% plus accrued interest.
•	JCP redeemed its $200 million face amount 6.0% Original Issue Discount Debentures Due 2006. At the date of redemption, these debentures had a recorded balance of $175 million, due to the unamortized discount of $25 million.
•	The Company purchased approximately $100 million of JCP’s 7.6% Notes Due 2007 in the open market.
•	The Company called all of JCP’s outstanding $650 million 5.0% Convertible Subordinated Notes Due 2008. Holders of the Notes had the option to convert the Notes into shares of the Company’s common stock at a conversion price of $28.50. All but $0.7 million of the Notes were converted into approximately 22.8 million shares, and the remaining Notes were redeemed at 102.5% plus accrued interest.
•	As reflected in Cash (Paid for) Discontinued Operations on the Consolidated Statements of Cash Flows, Eckerd’s managed care receivables securitization program was paid off for a total of $221 million, and the program was terminated.

Debt Covenants

The Company has an indenture covering approximately $254 million of long-term debt that contains a financial covenant requiring the Company to have a minimum of 200% net tangible assets to senior funded indebtedness (as defined in the indenture). This indenture permits the Company to issue additional long-term debt if it is in compliance with the covenant. At year-end 2005, the Company’s percentage of net tangible assets to senior funded indebtedness was 273%.

Scheduled Annual Principal Payments on Long-Term Debt

($ in millions)
2006	2007	2008	2009	2010	2011-2097
$ 21	$ 434	$ 203	$ –	$ 506	$ 2,301

12)  Net Interest Expense

($ in millions)	2005	2004		2003
Long-term debt	$ 280	$ 373		$ 429
Short-term investments	(111)	(63)		(30)
Other, net	4	14		13
Less: interest expense allocated to discontinued operations	(4)	(101	)(1)	(165	)(1)

Total	$ 169	$ 223		$ 247

(1) See Note 2 for an explanation of interest expense allocated to Eckerd.

13)  Capital Stock

The Company had 40,362 stockholders of record as of January 28, 2006. On a combined basis, the Company’s 401(k) savings plan, including the Company’s employee stock ownership plan (ESOP), held 23 million shares of common stock, or approximately 10% of the Company’s outstanding common stock, at January 28, 2006. See Note 3 for a discussion of the Company’s common stock repurchase program.

Preferred Stock

The Company has authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of January 28, 2006 or January 29, 2005. See Note 3 for a discussion of the 2004 redemption of all outstanding shares of Series B ESOP Convertible Preferred Stock.

Preferred Stock Purchase Rights

Each outstanding and future share of common stock includes one preferred stock purchase right. These rights, which are redeemable by the Company under certain circumstances, entitle the holder to purchase, for each right held, 1/1000 of a share of Series A Junior Participating Preferred Stock at a price of $140 upon the occurrence of certain events, as described in the rights agreement. The rights agreement also provides that a committee of the Company’s independent directors will review the rights agreement at least every three years and, if they deem it appropriate, may recommend to the Company’s Board of Directors (Board) a modification or termination of the rights agreement.

14)  Accumulated Other Comprehensive Income/(Loss)

	2005			2004
($ in millions)	Pre-Tax Amount	Deferred Tax Asset/ (Liability)	Net of Tax Amount	Pre-Tax Amount	Deferred Tax Asset/ (Liability)	Net of Tax Amount
Non-qualified plan minimum liability adjustment	$(167)	$65	$(102)	$(168)	$66	$(102)
Net unrealized gains on investments	182	(64)	118	115	(41)	74
Other comprehensive (loss) from discontinued operations(1)	–	–	–	(104)	–	(104)

Accumulated other comprehensive income/ (loss)	$15	$1	$16	$(157)	$25	$(132)

(1) A deferred tax asset was not established related to foreign currency translation adjustments due to the historical reinvestment of earnings in the Company’s Brazilian subsidiary.

15)  Stock-Based Compensation

In May 2005, the Company’s stockholders approved the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (2005 Plan), which reserved an aggregate of 17.2 million shares of common stock for issuance to associates and non-employee directors. The 2005 Plan replaces the Company’s 2001 Equity Compensation Plan (2001 Plan). Effective June 1, 2005, all future grants will be made under the 2005 Plan. The 2005 Plan provides for grants to associates of options to purchase the Company’s common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to non-employee members of the Board of Directors. At January 28, 2006, 16.9 million shares of stock were available for future grants.

Stock options and awards typically vest over periods ranging from one to three years. The number of option shares is fixed at the grant date, and the exercise price of stock options is set at the market value of the Company’s common stock on the date of grant. The 2005 Plan does not permit awarding stock options below grant-date market value. Options have a maximum term of 10 years. Over the past three years, the Company’s annual stock option grants have averaged about 1.5% of total outstanding stock. The Company issues new shares upon the exercise of stock options.

The cost charged against income for all stock-based compensation was $38 million, $23 million and $9 million, respectively, for 2005, 2004 and 2003. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $15 million, $9 million and $4 million for 2005, 2004 and 2003, respectively. Compensation cost for 2005 includes $32 million ($20 million after tax) of costs related to the changes required by the adoption of SFAS No. 123R.

Stock Options

As of January 28, 2006, options to purchase 10.6 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 4.6%. Additional information regarding options outstanding as of January 28, 2006 follows.

(Shares in thousands; price is weighted-average exercise price)
	Exercisable			Unexercisable			Total Outstanding
Shares	Shares	%	Price	Shares	%	Price	Shares	%	Price
In-the-money	5,074	85%	$ 29	4,666	100%	$ 40	9,740	92%	$ 34
Out-of-the-money(1)	888	15%	71	–	0%	–	888	8%	71

Total options outstanding	5,962	100%	$ 35	4,666	100%	$ 40	10,628	100%	$ 37

(1) Out of the money options are those with an exercise price equal to or above the closing price of $56.21 at the end of 2005.

The following table summarizes stock options outstanding as of January 28, 2006, as well as activity during the fiscal year then ended:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)(1)
Outstanding at January 30, 2005	13,831	$33
Granted	3,201	45
Exercised	(5,635)	29
Forfeited or expired	(769)	49

Outstanding at January 28, 2006	10,628	$37	6.4	$213

Exercisable at January 28, 2006	5,962	$35	4.7	$137

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant date fair value of stock options granted during 2005, 2004 and 2003 was $12.87, $8.58 and $6.07, respectively.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2005	2004	2003
Proceeds from stock options exercised	$162	$248	$31
Tax benefit related to stock options exercised	45	82	4
Intrinsic value of stock options exercised	116	210	14

Cash payments for income taxes made during 2005 were reduced by $43 million for excess tax benefits realized on stock options exercised. In accordance with the new treatment required by SFAS No. 123R, these excess tax benefits are reported as financing cash inflows. For 2004 and 2003, excess tax benefits were included in operating cash flows and totaled $76 million and $4 million, respectively.

As of January 28, 2006, unrecognized or unearned compensation expense for stock options, net of estimated forfeitures, was $24 million, which will be recognized as expense over the remaining vesting period, which has a weighted-average term of approximately one year.

Stock Awards

The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) to associates and non-employee members of the Board of Directors.

Associates

The following is a summary of the status of the Company’s associate restricted stock awards as of January 28, 2006 and activity during the fiscal year then ended:

(shares in thousands)	Shares/Units	Weighted- Average Grant Date Fair Value
Nonvested at January 30, 2005	303	$ 32
Granted	196	49
Vested	(45)	32
Forfeited	(2)	30

Nonvested at January 28, 2006	452	$ 39

As of January 28, 2006, there was $14 million of compensation cost not yet recognized or earned related to associate restricted stock awards. That cost is expected to be recognized over the remaining vesting period, which has a weighted-average term of approximately 2.8 years. The aggregate fair value of shares vested during 2005, 2004 and 2003 was $2 million, $73 million and $5 million, respectively, at the date of vesting, compared to an aggregate fair value of $1 million, $31 million and $3 million, respectively, on the grant date.

Non-restricted stock awards of 14,120, 16,345 and 12,975 shares were granted to associates and expensed during 2005, 2004 and 2003, respectively.

Non-Employee Members of the Board of Directors

Restricted stock awards (shares and units) for non-employee members of the Board are expensed when granted since they fully vest upon qualifying termination of service in accordance with the grant. Shares or units arising from these awards are not transferable until a director terminates service. During 2005, 2004 and 2003, 13,985 units, 24,024 shares and 36,682 shares of such awards were granted, respectively. Total expense for these directors’ awards was $0.7 million, $0.8 million and $0.7 million in 2005, 2004 and 2003, respectively.

16)  Leases

The Company conducts the major part of its operations from leased premises that include retail stores, store distribution centers, warehouses, offices and other facilities. Almost all leases will expire during the next 20 years; however, most leases will be renewed or replaced by leases on other premises. JCPenney also leases data processing equipment and other personal property under operating leases of primarily three to five years. Rent expense, which is net of sublease income, was as follows for 2005, 2004 and 2003:

Rent Expense

($ in millions)	2005	2004	2003
Real property base rent and straight- lined step rent expense	$201	$200	$196
Real property contingent rent expense (based on sales)	27	25	23
Personal property rent expense	65	72	80
Other rent expense	4	3	–

Total rent expense	$297	$300	$299

In December 2003, JCP notified the third-party service providers of the six outsourced store distribution centers of its intent to terminate contracted services. On January 30, 2004, JCP purchased the equipment of four of the outsourced store distribution centers for $34 million. In accordance with the related service contracts, JCP assumed approximately $115 million of the building and remaining equipment leases during 2004. Accordingly, the table below includes these lease obligations.

As of January 28, 2006, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and net of future non-cancelable operating sublease payments, and capital leases were:

($ in millions)	Operating	Capital
2006	$201	$16
2007	162	5
2008	146	3
2009	134	–
2010	119	–
Thereafter	902	1

Total minimum lease payments	$1,664	$25

Present value	$857	$23
Weighted-average interest rate	8.1%	5.4%

17)  Retirement Benefit Plans

The Company provides retirement and other postretirement benefits to substantially all employees (associates). Retirement benefits are an important part of the Company’s total compensation and benefits program designed to attract and retain qualified and talented associates. The Company’s retirement benefit plans consist of a non-contributory qualified pension plan (primary pension plan), non-contributory supplemental retirement and deferred compensation plans for certain management associates, a 1997 voluntary early retirement program, a contributory medical and dental plan and a 401(k) and employee stock ownership plan. These plans are discussed in more detail below. Associates hired or rehired on or after January 1, 2002 are not eligible for retiree medical or dental coverage.

Company expense/(income) for all retirement-related benefit plans was as follows for 2005, 2004 and 2003:

($ in millions)	2005	2004	2003
Primary pension plan	$69	$82	$130
Supplemental plans	43	41	34
Postretirement plans	(17)	(8)	(4)
Defined contribution plans	78	52	47

Total retirement benefit plans expense	$173	$167	$207

See Management’s Discussion and Analysis under Critical Accounting Policies on pages 44-47 of this Annual Report on Form 10-K for additional discussion of the Company’s defined benefit pension plan and Note 1 beginning on page F-10 for the Company’s accounting policies regarding retirement-related benefits.

Defined Benefit Retirement Plans

Primary Pension Plan — Funded

JCP and certain of its subsidiaries provide a non-contributory pension plan to associates who have completed at least 1,000 hours of service, generally in a 12-consecutive-month period and have attained age 21. The plan is funded by Company contributions to a trust fund, which is held for the sole benefit of participants and beneficiaries. Participants generally become 100% vested in the plan after five years of employment or at age 65. Pension benefits are calculated based on an associate’s average final pay, an average of the social security wage base, and the associate’s credited service (up to 35 years), as defined in the plan document.

Supplemental Retirement Plans — Unfunded

The Company has unfunded supplemental retirement plans, which provide retirement benefits to certain management associates. The Company pays ongoing benefits from operating cash flow and cash investments. The primary plans are a Supplemental Retirement Program and a Benefit Restoration Plan. Benefits for the Supplemental Retirement Program and Benefits Restoration Plan are based on length of service and final average compensation. The Benefit Restoration Plan is intended to make up benefits that could not be paid by the qualified pension plan due to governmental limits on the amount of benefits and the level of pay considered in the calculation of benefits. The Supplemental Retirement Program also offers participants who leave the Company between ages 60 and 62 benefits equal to the estimated social security benefits payable at age 62. The Supplemental Retirement Program continues Company-paid term life insurance through age 70, and associate-paid term life insurance through age 65. Participation in the Supplemental Retirement Program is limited to associates who were profit-sharing management associates at the end of 1995.

Expense for Defined Benefit Retirement Plans

Expense is based upon the annual service cost of benefits (the actuarial cost of benefits attributed to a period) and the interest cost on plan liabilities, less the expected return on plan assets for the primary pension plan. Differences in actual experience in relation to assumptions are not recognized immediately but are deferred and amortized over the average remaining service period, subject to a corridor as permitted under SFAS 87. The components of net periodic pension expense were as follows:

Primary Pension Plan Expense

($ in millions)	2005	2004	2003
Service costs	$96	$87	$75
Interest costs	212	203	195
Projected return on assets	(347)	(305)	(249)
Net amortization	108	97	109

Net periodic pension plan expense	$69	$82	$130

Supplemental Plans Expense

($ in millions)	2005	2004	2003
Service costs	$2	$–	$3
Interest costs	24	25	23
Net amortization	17	13	8
Curtailment loss	–	3	–

Net supplemental plans expense	$43	$41	$34

Assumptions The weighted-average actuarial assumptions used to determine expense for 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Discount rate	5.85%	6.35%	7.10%
Expected return on plan assets	8.9%	8.9%	8.9%
Salary increase	4.0%	4.0%	4.0%

The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). The discount rate is based on a portfolio of high-quality corporate bonds with similar average cash flow durations to the pension liability. The rate as of the end of 2005, which will be used to measure 2006 pension expense, was reduced to 5.80%. The expected return on plan assets is based on the plan’s long-term asset allocation policy, historical returns for plan assets and overall capital market returns, taking into account current and expected market conditions. Improvements in investment returns combined with the Company’s pre-tax contributions of $300 million in 2004 and 2003 led to a decrease in pension expense of $13 million in 2005 and $48 million in 2004. 2003 pension expense was higher by $106 million due to poor investment returns the previous two years, lowering the expected return on plan assets to 8.9% from 9.5% and other assumption changes.

Funded Status

The table below provides a reconciliation of benefit obligations, plan assets and the funded status of the defined benefit pension and supplemental retirement plans. The projected benefit obligation (PBO) is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Assets used in calculating the funded status are measured at fair value at October 31 (the plan’s measurement date).

Assets and Obligations

	Pension Plans		Supplemental Plans
($ in millions)	2005	2004	2005	2004
Change in PBO
Beginning balance	$3,731	$3,302	$455	$405
Service and interest costs	308	290	26	25
Actuarial (gain)/loss	(67)	344	13	53
Benefits (paid)	(210)	(205)	(65)	(28)

Balance at measurement date	$3,762	$3,731	$429	$455

Change in fair value of plan assets
Beginning balance	$4,001	$3,523	$–	$–
Company contributions	–	300	65	28
Actual return on assets (1)	489	383	–	–
Benefits (paid)	(210)	(205)	(65)	(28)

Balance at measurement date	$4,280	$4,001	$–	$–

Funded status of plan
Excess/(deficiency) of fair value over projected benefits	$518	$270	$(429)	$(455)
Unrecognized losses and prior service cost	951	1,268	200	205
Fourth-quarter contributions	–	–	55	56

Prepaid pension cost/(accrued liability) at end of fiscal year	$1,469	$1,538	$(174)	$(194)
Additional minimum liability	–	–	(167)	(169)

Total prepaid pension cost/(accrued liability)	$1,469	$1,538	$(341)	$(363)

(1) Includes plan administrative expenses.

In the reconciliation of the fair value of plan assets, the actual return on net assets of $489 million in 2005, which is net of plan administrative expenses, was due to the improvement in capital market returns in 2005 following the market rebound in 2004 and 2003. The actual one-year return on pension plan assets at the October 31 measurement date in 2005 and 2004 was 13.2% and 11.7%, respectively.

The unrecognized losses, including prior service cost, of $951 million for the primary pension plan will be amortized, subject to a corridor as permitted under SFAS No. 87, as pension expense over the average remaining service period of the covered workforce. Such amortization, included in total pension expense, will reduce the prepaid pension cost.

Assumptions to Determine Obligations

The weighted-average actuarial assumptions used to determine benefit obligations at the October 31 measurement dates were as follows:

	2005	2004	2003
Discount rate	5.80%	5.85%	6.35%
Salary progression rate	4.0%	4.0%	4.0%

For purposes of estimating demographic mortality in the measurement of the Company’s pension obligation, as of October 31, 2004, the Company began using the Retirement Plans 2000 Table of Combined Healthy Lives, projected to 2005, using Scale AA to forecast mortality improvements five years into the future to 2005. Previously, the Company had utilized the 1983 Group Annuity Mortality Table, which it continues to use for calculating funding requirements based on Internal Revenue Service regulations.

Accumulated Benefit Obligation (ABO)

The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for the Company’s primary pension plan was $3.5 billion and $3.4 billion as of October 31, 2005 and 2004, respectively. At October 31, 2005, plan assets of $4.3 billion for the primary pension plan exceeded the ABO by approximately $0.8 billion, due to total cash contributions of $900 million made to the plan during 2004, 2003 and 2002 ($300 million each year), combined with strong asset returns in 2005, 2004 and 2003. The ABO for the Company’s unfunded supplemental pension plans was $395 million and $419 million as of October 31, 2005 and 2004, respectively. The unfunded ABO for the supplemental plans exceeded the recorded liability at year-end 2005 by $167 million, which required an additional minimum liability adjustment. See further discussion below.

Additional Minimum Liability

At the October 31, 2005 measurement date, the fair value of pension plan assets in the primary pension plan exceeded both the PBO and the ABO. Prepaid Pension on the Company’s Consolidated Balance Sheet as of year-end 2005 represents pension funding in excess of pension expense recognized through the Consolidated Statements of Operations. The prepaid pension cost has accumulated from the inception of the pension plan in 1966, principally as a result of the Company’s policy to target a funded ratio in the range of 110% to 130%.

A minimum liability adjustment for the supplemental retirement plans was required again in 2005 due to the ABO exceeding the recorded liability. In addition to the accrued liability for the supplemental retirement plans, the additional minimum liability balance was $167 million and $169 million in 2005 and 2004, respectively. After reflecting the decrease in tax benefits, the net change in the additional minimum liability had no impact on comprehensive income/(loss) for the year, which is a component of stockholders’ equity. This adjustment also did not impact current year earnings or the funding requirements of the plan. See the Consolidated Statements of Stockholders’ Equity for the changes included in Other Comprehensive Income/(Loss) for each year related to additional minimum liability.

Plan Assets

The target allocation ranges for each asset category, as well as the fair value of each asset category as a percent of the total fair value of pension plan assets as of October 31, 2005 and 2004, are as follows:

		Plan Assets
Asset Category	Target Allocation Ranges	October 31, 2005	October 31, 2004
Equity securities	65% - 75%	71%	65%
Debt securities	15% - 25%	18%	20%
Real estate	5% - 15%	10%	9%
Cash and other(1)	0% - 5%	1%	6%

Total		100%	100%

(1) Cash investments exceeded the targeted range at October 31, 2004 due to the timing of contributions relative to investments made in equity and fixed income securities.

Asset Allocation Strategy

The pension plan’s investment strategy is designed to provide a rate of return that, over the long term, increases the ratio of plan assets to liabilities by maximizing investment return on assets, at an appropriate level of volatility risk. The plan’s asset portfolio is actively managed and invested primarily in equity securities, which have historically provided higher returns than debt portfolios, balanced with fixed income (i.e., debt securities) and other asset classes to maintain an efficient risk/return diversification profile. This strategy allows the pension plan to serve as a funding vehicle to secure benefits for Company associates, while at the same time being cost effective to the Company. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth-oriented and value-oriented investments and U.S. and non-U.S. securities. Investment types, including high-yield versus investment-grade debt securities, illiquid assets such as real estate, the use of derivatives and Company securities are set forth in written guidelines established for each investment manager and monitored by the Company. Direct investments in JCPenney securities are not permitted, even though the Employee Retirement Income Security Act of 1974 (ERISA) rules allow such investments up to 10% of a plan’s assets. The plan’s asset allocation policy is designed to meet the plan’s future pension benefit obligations. The policy is periodically reviewed and rebalanced as necessary, to ensure that the mix continues to be appropriate relative to established targets and ranges.

The Company has an internal Benefit Plans Investment Committee (BPIC), which consists of senior executives who have established and oversee risk management practices associated with the management of the plan’s assets. Key risk management practices include having an established and broad decision-making framework in place, focused on long-term plan objectives. This framework consists of the BPIC and various third parties, including investment managers, an investment consultant, an actuary and a trustee/custodian. The funded status of the plan is monitored with updated market and liability information at least annually. Actual asset allocations are monitored monthly and rebalancing actions are executed at least quarterly, if needed. To manage the risk associated with an actively managed portfolio, the Company reviews each manager’s portfolio on a quarterly basis and has written manager guidelines in place, which are adjusted as necessary to ensure appropriate diversification levels. Also, annual audits of the investment managers are conducted by independent auditors. Finally, to minimize operational risk, the Company utilizes a master custodian for all plan assets, and each investment manager reconciles its account with the custodian at least quarterly.

Other Postretirement Benefits

The Company provides medical and dental benefits to retirees based on age and years of service. Benefits under these plans are paid through a voluntary employees’ beneficiary association trust; however, this is not considered to be a prefunding arrangement under SFAS No. 106. The Company provides a defined dollar commitment toward retiree medical premiums.

Effective June 7, 2005, the Company amended its medical plan to reduce the Company provided subsidy to post-age 65 retirees and spouses by 45% beginning January 1, 2006, and then fully eliminate the subsidy after December 31, 2006. This change resulted in an incremental credit of approximately $6.5 million in 2005, and is expected to result in an additional $8 million incremental credit in 2006 to postretirement expense, which is a component of Selling, General and Administrative Expenses.

In 2001, the Company amended these plans to freeze eligibility for retiree coverage and to further reduce and limit the Company’s contributions toward premiums. These changes were accounted for as a negative plan amendment in accordance with SFAS No. 106. Accordingly, the effects of reducing eligibility and Company contributions toward retiree premiums are being amortized over the remaining years of service to eligibility of the active plan participants. The increase in the other postretirement income presented in the table below is due in part to declining participant enrollments in the plan.

Based on the 2005 amendment to the medical plan, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which provides for a federal subsidy for plans that provide prescription drug benefits to age 65 and over retirees and spouses, will not have any effect on the Company’s consolidated financial statements.

Postretirement (Income)

($ in millions)	2005	2004	2003
Service costs	$2	$3	$3
Interest costs	6	11	13
Net amortization	(25)	(22)	(20)

Net periodic postretirement benefit (income)	$(17)	$(8)	$(4)

The discount rates used for the postretirement plan are the same as those used for the defined benefit plans, as disclosed on pages F-33 to F-35, for all periods presented. Changes in the postretirement benefit obligation are as follows:

Postretirement Benefit Obligation

($ in millions)	2005	2004
Beginning balance	$149	$171
Service and interest cost	8	14
Participant contributions	34	33
Transfer of liability from Eckerd plan	–	1
Plan amendment	(104)	–
Actuarial loss/(gain)	5	(28)
Gross benefits paid	(42)	(42)

Net postretirement obligation at measurement date	$50	$149

As disclosed previously, the Company’s postretirement benefit plans were amended in 2001 to reduce and cap the per capita dollar amount of the benefit costs that would be paid by the Company. Thus, changes in the assumed or actual health care cost trend rates do not materially affect the accumulated post-retirement benefit obligation or the Company’s annual expense.

Cash Contributions

Although no additional funding was required under ERISA, the Company made voluntary contributions of $300 million, or $190 million after tax, to its qualified pension plan in October of 2004 and 2003. The Company did not make a voluntary pension contribution to its primary pension plan in 2005 due to the plan’s well-funded position and Internal Revenue Service rules limiting tax deductible contributions.

For the qualified pension plan, the Company does not expect to be required to make a contribution in 2006 under ERISA. It plans to make a discretionary contribution, however, if market conditions, the funded position of the pension plan, and any legislative developments allow such a contribution to be tax deductible. The Company’s policy with respect to funding the qualified plan is to fund at least the minimum required by ERISA, as amended, and not more than the maximum amount deductible for tax purposes. The Company does not currently have minimum funding requirements, as set forth in employee benefit and tax laws. All contributions made to the funded pension plan for 2004 and 2003 were voluntary.

Company payments to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2006 are anticipated to be approximately $64 million. Similar to the increase seen in 2005, the expected contributions for 2006 to 2008 have increased compared to those in recent years due to a December 2003 amendment to these plans that allowed participants a one-time irrevocable election to receive remaining unpaid benefits over a five-year period in equal annual installments.

All other postretirement benefit plans are not funded and are not subject to any minimum regulatory funding requirements. The Company estimates the 2006 postretirement plan payments will approximate $11 million, representing the Company’s defined dollar contributions toward medical coverage.

Estimated Future Benefit Payments

($ in millions)	Primary Pension Plan Benefits(1)	Supplemental Plan Benefits(1)	Other Postretirement Benefits(1)	Total(1)
2006	$217	$64	$11	$292
2007	225	66	5	296
2008	234	67	5	306
2009	244	16	5	265
2010	254	16	4	274
2011-2015	1,410	95	24	1,529

(1) Does not include plan administrative expenses.

Defined Contribution Plans

The Company’s Savings, Profit-Sharing and Stock Ownership Plan (Savings Plan) is a qualified defined contribution plan available to all eligible associates of the Company and certain subsidiaries. Associates who have completed at least 1,000 hours of service within an eligibility period (generally 12 consecutive months) and have attained age 21 are eligible to participate in the plan. Vesting of Company contributions occurs over a five-year period at 20% per year of service. The Company contributes to the plan an amount equal to 4.5% of the Company’s available profits, as defined in the Savings Plan, as well as discretionary contributions designed to generate a competitive level of benefits. Total Company contributions for 2005, 2004 and 2003 were $71 million, $47 million and $45 million, respectively, of which $19 million was a discretionary contribution in 2003. Associates have the option of reinvesting matching contributions made in Company stock into a variety of investment options, primarily mutual funds. In addition, the Company has Mirror Savings Plans, nonqualified unfunded defined contribution plans, which are offered to certain management associates. Similar to the supplemental retirement plans, the Mirror Plan benefits are paid by the Company from operating cash flow and cash investments.

Total Company expense for defined contribution plans, including the Mirror Plans, for 2005, 2004 and 2003 was $78 million, $52 million and $47 million, respectively.

18)  Real Estate and Other (Income)/Expense

($ in millions)	2005	2004	2003
Real estate activities	$(39)	$(30)	$(28)
Net gains from sale of real estate	(27)	(8)	(51)
Asset impairments, PVOL and other unit closing costs	12	19	57
Management transition costs	–	29	–
Other	–	2	5

Total	$(54)	$12	$(17)

Real Estate Activities and Net Gains from Sale of Real Estate

Real estate activities consist primarily of ongoing operating income from the Company’s real estate subsidiaries. In addition, net gains were recorded from the sale of facilities and real estate that are no longer used in Company operations and investments in real estate partnerships. For 2005, approximately half of the gain from the sale of real estate was from the sale of a vacant merchandise processing facility that was made obsolete by the centralized network of store distribution centers put in place by mid-2003.

Asset Impairments, PVOL and Other Unit Closing Costs

In 2005, the Company recorded charges of $12 million, which consisted of $7 million of asset impairments and $5 million of expenses related to PVOL and other costs for closed units. Impairments relate primarily to department stores and are the result of the Company’s ongoing process of evaluating the productivity of its asset base, as described under Impairment of Long-Lived Assets in Note 1 beginning on page F-15. The Company recorded charges in 2004 of $19 million, consisting of $12 million of asset impairments and $7 million of expenses related to PVOL and other costs for closed units. In 2003, the Company recorded charges of $57 million, consisting of $26 million of asset impairments, $22 million of accelerated depreciation for closed catalog facilities and $9 million for PVOL and other unit closing costs.

Management Transition Costs

In 2004, the Company recorded a $29 million charge associated with the Company’s senior management transition.

19) Income Taxes

Deferred tax assets and liabilities reflected in the accompanying Consolidated Balance Sheets were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities as of January 28, 2006 and January 29, 2005 were comprised of the following:

	2005			2004
($ in millions)	Deferred Tax Assets		Deferred Tax (Liabilities)	Deferred Tax Assets		Deferred Tax (Liabilities)
Current
Discontinued operations – Eckerd	$31		$–	$86		$–
Accrued vacation pay	46		–	47		–
Inventories	28		–	17		–
Other(1)	59		(48)	68		(55)

Total current	$164		$(48)	$218		$(55)

Net current assets	$116	(2)		$163	(2)

Non-current
Depreciation and amortization	$–		$(866)	$–		$(921)
Prepaid pension	–		(605)	–		(629)
Pension and other retiree obligations	243		–	261		–
Leveraged leases	–		(265)	–		(273)
State taxes and net operating losses	44		–	149		–
Workers’ compensation/general liability	97		–	92		–
Discontinued operations – Eckerd	20		–	44		–
Closed unit reserves	4		–	8		–
Other(3)	118		(77)	106		(54)

Total noncurrent	$526		$(1,813)	$660		$(1,877)
Valuation allowance	–		–	(102)		–

Net noncurrent (liabilities)	$–		$(1,287)	$–		$(1,319)

Total net deferred tax (liabilities)	$–		$(1,171)	$–		$(1,156)

(1) Other current deferred tax assets include tax items related to gift cards and accruals for sales returns and allowances. Other current deferred tax liabilities include tax items related to property taxes and prepaid expenses.

(2) Current deferred tax assets of $116 million and $163 million, respectively, are included in Receivables in the Company’s 2005 and 2004 Consolidated Balance Sheets.

(3) Other noncurrent deferred tax assets include tax items related to stock option expense, deferred compensation and environmental cleanup costs. Other noncurrent deferred tax liabilities include tax items related to unrealized gain/loss.

At the end of 2003, the Company established an estimated current deferred tax liability of $875 million based on the pending sale of Eckerd. Upon completion of the sale of the Eckerd operations in July 2004, this current deferred tax liability was reclassified to income taxes payable. Subsequent to the close of the sale, the Company made payments in 2004 totaling $822 million in relation to these tax liabilities. See Note 2 for a discussion of 2005 adjustments related to income taxes for the Eckerd discontinued operations.

Deferred tax assets are evaluated for recoverability based on estimated future taxable income. Previously, a valuation allowance had been established for the amount of deferred tax assets generated by state net operating losses that might not be realized. However, in 2005, based on current projections of estimated future taxable income, the remaining valuation allowance was reversed since management now believes it is more likely than not that the Company will be able to realize the benefits of the state net operating losses within the prescribed carryforward periods. The elimination of allowances resulted in a credit to income of $49 million or $0.20 per share.

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions. Management does not expect the outcome of tax audits to have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

U.S. income and foreign withholding taxes were not provided on certain unremitted earnings of international affiliates that the Company considers to be permanent investments.

Income tax expense for continuing operations is as follows:

Income Tax Expense for Continuing Operations

($ in millions)	2005	2004	2003
Current
Federal and foreign	$541	$335	$36
State and local	(11)	14	5

	530	349	41

Deferred
Federal and foreign	(44)	(8)	127
State and local	(19)	7	11

	(63)	(1)	138

Total	$467	$348	$179

A reconciliation of the statutory federal income tax rate to the effective rate for continuing operations is as follows:

Reconciliation of Tax Rates for Continuing Operations

(percent of pre-tax income)	2005	2004	2003
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State net operating losses, less federal income tax benefit	(2.8)	–	–
State and local income tax, less federal income tax benefit	1.5	1.4	2.1
Tax effect of dividends on ESOP shares	(0.3)	(1.1)	(2.7)
Other permanent differences and credits	(1.1)	(0.7)	(1.2)

Effective tax rate for continuing operations	32.3%	34.6%	33.2%

The income tax rate for 2005 was lower than it otherwise would have been due to the reversal of the valuation allowance related to state tax net operating loss deferred tax assets, discussed above.

20)  Litigation, Other Contingencies and Guarantees

The Company is subject to various legal and governmental proceedings involving routine litigation incidental to its business, including being a co-defendant in a class action lawsuit involving the sale of insurance products by a former Company subsidiary. Reserves have been established based on management’s best estimates of the Company’s potential liability in certain of these matters. These estimates have been developed in consultation with in-house and outside counsel. While no assurance can be given as to the ultimate outcome of these matters, management currently believes that the final resolution of these actions, individually or in the aggregate, will not have a material adverse effect on the results of operations, financial position, liquidity or capital resources of the Company.

In 2002, management engaged an independent engineering firm to evaluate the Company’s established reserves for potential environmental liability associated with facilities, most of which the Company no longer owns or operates. Funds spent to remedy these sites are charged against such reserves. A range of possible loss exposure was developed, and the reserve was increased in 2002 to an amount that the Company continues to believe is adequate to cover estimated potential liabilities.

As part of the Eckerd sale agreements, the Company retained responsibility to remediate environmental conditions that existed at the time of the sale of Eckerd properties. At closing, the Company recorded a reserve based on management’s preliminary analysis of the costs to remediate environmental conditions that are considered probable and review of management’s analysis by an outside consultant. This reserve is included in the reserves for discontinued operations presented in Note 8.

In relation to the sale of the Eckerd operations, as of January 28, 2006, the Company had guarantees of approximately $18 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases. Currently, management does not believe that any potential financial exposure related to these guarantees would have a material impact on the Company’s financial position or results of operations.

JCP, through JCP Realty, Inc., a wholly owned subsidiary, has investments in 14 partnerships that own regional mall properties, six as general partner and eight as limited partner. JCP’s potential exposure to risk is greater in partnerships in which it is a general partner. Mortgages on the six general partnerships total approximately $325 million; however, the estimated market value of the underlying properties is approximately $782 million. These mortgages are non-recourse to JCP, so any financial exposure is minimal. In addition, JCP Realty, Inc. has guaranteed loans totaling approximately $18 million related to an investment in a real estate investment trust. The estimated market value of the underlying properties significantly exceeds the outstanding mortgage loans, and the loan guarantee to market value ratio is less than 4% as of January 28, 2006. In the event of possible default, the creditors would recover first from the proceeds of the sale of the properties, next from the general partner, then from other guarantors before JCP’s guarantee would be invoked. As a result, management does not believe that any potential financial exposure related to this guarantee would have a material impact on the Company’s financial position or results of operations.

As part of the 2001 DMS asset sale, JCP signed a guarantee agreement with a maximum exposure of $20 million. Any potential claims or losses are first recovered from established reserves, then from the purchaser and finally from any state insurance guarantee fund before JCP’s guarantee would be invoked. As a result, management does not believe that any potential exposure would have a material effect on the Company’s consolidated financial statements.

21)  Subsequent Events

2006 Common Stock Repurchase Program

In February 2006, the Board authorized a new program of common stock repurchases of up to $750 million, which will be funded with 2005 free cash flow and cash proceeds from stock option exercises.

2006 Dividend Plan

In February 2006, the Board authorized a plan to increase in the quarterly common stock dividend to $0.18 per share for an annual rate of $0.72 per share, beginning with the May 1, 2006 dividend. On March 21, 2006, the Board declared a quarterly dividend of $0.18 per share to be paid on May 1, 2006.

22)  Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly unaudited consolidated results of operations for the fiscal years ended January 28, 2006 and January 29, 2005:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

($ in millions, except per share data)	2005	2004	2005	2004	2005	2004	2005	2004

Comparable department store sales(1) increase	2.8%	9.1%	4.2%	6.9%	2.5%	2.6%	2.6%	2.8%
Direct sales increase/ (decrease)	5.4%	6.5%	7.1%	(1.6)%	(0.9)%	3.6%	3.7%	3.9%(2)

Retail sales, net	$4,118	$3,972	$3,981	$3,778	$4,479	$4,391	$6,203	$5,955
Gross margin	1,694	1,586	1,516	1,407	1,874	1,789	2,292	2,207
SG&A expenses	1,386	1,362	1,303	1,258	1,473	1,447	1,637	1,635

Operating profit	308	224	213	149	401	342	655	572

Income from continuing operations	171	117	122	68	234	148	450(3)	324
Discontinued operations	1	(76)	9	(67)	-	1	101(4)	9

Net income	$172	$41	$131	$1	$234	$149	$551	$333

Earnings/(loss) per common share, diluted(5):
Continuing operations	$0.62	$0.38	$0.46	$0.22	$0.94	$0.50	$1.92	$1.14
Discontinued operations	0.01	(0.25)	0.04	(0.24)	-	-	0.42	0.03

Net income/(loss)	$0.63	$0.13	$0.50	$(0.02)	$0.94	$0.50	$2.34	$1.17

(1) Comparable department store sales include the sales of stores after having been open for 12 full consecutive fiscal months. New and relocated stores become comparable on the first day of the 13th full fiscal month. Comparable department store sales are presented on a 52-week basis.

(2) Excludes the effect of the 53rd week in 2003. Including sales of $46 million for the 53rd week in 2003, total Direct sales decreased (1.5%) for the 2004 fourth quarter.

(3) Includes credits of $49 million, or $0.21 per share, of tax benefits, which were principally attributable to certain state tax valuation allowance adjustments. See Note 19.

(4) Credit is related primarily to the resolution of tax issues involving the Eckerd drugstore operation. See Note 2.

(5) Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of January 23, 2002, between JCP and Company	8-K	001-15274	2	01/28/2002

3.1	Restated Certificate of Incorporation of the Company	8-K	001-15274	3(i)	01/28/2002

3.2	Bylaws of Company, as amended to February 16, 2005	10-K	1-15274	3(ii)	04/08/2005

4.1	Indenture, dated as of October 1, 1982, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	1-777	4(a)	04/19/1994

4.2

First Supplemental Indenture, dated as of

March 15, 1983, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)

		10-K	1-777	4(b)	04/19/1994

4.3	Second Supplemental Indenture, dated as of May 1, 1984, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	1-777	4(c)	04/19/1994

4.4	Third Supplemental Indenture, dated as of March 7, 1986, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	33-3882	4(d)	03/11/1986

4.5

Fourth Supplemental Indenture, dated as of

June 7, 1991, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)

		S-3	33-41186	4(e)	06/13/1991

4.6	Fifth Supplemental Indenture, dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of October 1, 1982	10-K	1-15274	4(o)	04/25/2002

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

4.7	Indenture, dated as of April 1, 1994, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	33-53275	4(a)	04/26/1994

4.8	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994	10-K	1-15274	4(p)	04/25/2002

4.9	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Institution) to Indenture dated as of April 1, 1994	10-Q	1-15274	4	09/06/2002

4.10	Rights Agreement, dated as of January 23, 2002, by and between Company and Mellon Investor Services LLC as Rights Agent	8-K	001-15274	4	01/28/2002

4.11*	Credit Agreement dated as of April 7, 2005, among the Company, JCP, J.C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Letter of Credit Agent	10-K	1-15274	4(o)	04/08/2005

10.1	Asset Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., Eckerd Fleet, Inc., CVS Pharmacy, Inc. and CVS Corporation	10-K	1-15274	10(i)(ah)	04/08/2004

10.2	Stock Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., TDI Consolidated Corporation, and The Jean Coutu Group (PJC) Inc.	10-K	1-15274	10(i)(f)	04/08/2004

* Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10 percent of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.3	Amendment and Waiver No. 1 to Asset Purchase Agreement dated as of July 30, 2004, among CVS Pharmacy, Inc., CVS Corporation, J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., and Eckerd Fleet, Inc.	10-Q	1-15274	10.1	09/08/2004

10.4	First Amendment to Stock Purchase Agreement dated as of July 30, 2004, among The Jean Coutu Group (PJC) Inc., J. C. Penney Company, Inc., and TDI Consolidated Corporation	10-Q	1-15274	10.2	09/08/2004

10.5	CN Rescission Agreement dated as of August 25, 2004, among CVS Corporation, CVS Pharmacy, Inc., certain CVS affiliates, and J.C. Penney Company, Inc.	10-Q	1-15274	10.3	09/08/2004

10.6**	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan	10-K	1-777	10(k)	04/24/1989

10.7**	J. C. Penney Company, Inc. 1989 Equity Compensation Plan	Def. Proxy Stmt.	1-777	A	04/18/1989

10.8**	February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan	10-K	1-777	10(ii)(k)	04/16/1996

10.9**	February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended	10-K	1-777	10(ii)(k)	04/18/1995

10.10**	J. C. Penney Company, Inc. 1993 Equity Compensation Plan	Def. Proxy Stmt.	1-777	A	04/20/1993

10.11**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan	10-K	1-777	10(ii)(l)	04/18/1995

10.12**	November 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan, as amended	10-K	1-777	10(ii)(n)	04/16/1996

10.13**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	1-777	B	04/20/1993

10.14**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	1-777	10(ii)(m)	04/18/1995

** Indicates a management contract or compensatory plan or arrangement.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.15**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended effective April 9, 1997	10-Q	1-777	10(a)	06/10/1997

10.16**	Directors’ Charitable Award Program	10-K	1-777	10(r)	04/25/1990

10.17**	Form of Indemnification Trust Agreement between Company and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended	Def. Proxy Stmt.	1-777	Exhibit 1 to Exhibit B	04/24/1987

10.18**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	1-777	A	04/11/1997

10.19**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	1-777	B	04/11/2001

10.20**	J. C. Penney Corporation, Inc. Mirror Savings Plans I, II and III, as amended through January 27, 2002	10-K	1-15274	10(ii)(aa)	04/25/2002

10.21**	Form of Indemnification Agreement between Company, J. C. Penney Corporation, Inc. and individual Indemnities, as amended through January 27, 2002	10-K	1-15274	10(ii)(ab)	04/25/2002

10.22**	June 1, 2002 amendment to JCP Mirror Savings Plans I, II and III	10-Q	1-15274	10(f)	09/06/2002

10.23**	J. C. Penney Company, Inc. Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as restated effective January 1, 2003	10-K	1-15274	10(ii)(an)	04/10/2003

10.24**	JCP Benefit Restoration Plan as amended through February 16, 2004	10-K	1-15274	10(ii)(ah)	04/08/2004

10.25**	JCP Supplemental Retirement Program for Management Profit-Sharing Associates as amended through February 16, 2004	10-K	1-15274	10(ii)(ai)	04/08/2004

10.26**	J. C. Penney Corporation, Inc. 1989 Management Incentive Compensation Program, as amended and restated through March 19, 2004	10-K	1-15274	10(ii)(aj)	04/08/2004

10.27**	Employment Agreement dated as of May 1, 2005, between JCP and R. B. Cavanaugh	10-Q	1-15274	10.5	09/08/2004

10.28**	Employment Agreement dated as of May 1, 2005, between JCP and S. F. Raish	10-Q	1-15274	10.6	09/08/2004

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.29**	Term Sheet dated as of October 27, 2004, between the Company and M. E. Ullman, III	10-Q	1-15274	10.1	12/07/2004

10.30**	Letter Agreement dated as of March 18, 2005, between the Company and M. E. Ullman, III	8-K	1-15274	10.1	03/22/2005

10.31**	Notice of Restricted Stock Award to M. E. Ullman, III, dated as of December 1, 2004	10-Q	1-15274	10.2	12/07/2004

10.32**	Notice of Restricted Stock Unit Award to M. E. Ullman, III, dated as of December 2004	10-Q	1-15274	10.3	12/07/2004

10.33**	Form of Notice of Restricted Stock Unit Award	8-K	1-15274	10.1	02/15/2005

10.34**	Form of Notice of Restricted Stock Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	1-15274	10.2	02/15/2005

10.35**	Form of Grant of Stock Option(s) under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	1-15274	10.3	02/15/2005

10.36**	Form of Director’s election to receive all/portion of annual cash retainer in J. C. Penney Company, Inc. common stock	8-K	1-15274	10.4	02/15/2005

10.37**	Form of Notice of Restricted Stock Award – Non-Associate Director Annual Grant	8-K	1-15274	10.5	02/15/2005

10.38**	Form of Notice of Election to Defer	8-K	1-15274	10.6	02/15/2005

10.39**	Form of Notice of Change in the Amount of Fees Deferred	8-K	1-15274	10.7	02/15/2005

10.40**	Form of Notice of Change of Factor for Deferral Account	8-K	1-15274	10.8	02/15/2005

10.41**	Form of Notice of Termination of Election to Defer	8-K	1-15274	10.9	02/15/2005

10.42**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan	Def. Proxy Stmt.	1-15274	Annex A	04/08/2005

10.43**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	1-15274	10.1	05/24/2005

10.44**	Form of Grant of Stock Option(s), Special Stock Option Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	1-15274	10.1	05/31/2005

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.45**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	1-15274	10.2	05/31/2005

10.46**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	1-15274	10.1	11/17/2005

10.47**	December 6, 2005 amendment to JCP Supplemental Retirement Program for Management Profit-Sharing Associates	8-K	1-15274	10.1	12/12/2005

10.48**	December 6, 2005 amendment to JCP Benefit Restoration Plan	8-K	1-15274	10.2	12/12/2005

10.49**	December 6, 2005 amendment to JCP Mirror Savings Plans I, II and III	8-K	1-15274	10.3	12/12/2005

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends					X

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney					X

31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

** Indicates a management contract or compensatory plan or arrangement.