Form 10-Q
period 2006-04-29
J C PENNEY CO INC
filed 2006-06-07
CIK 1166126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 29, 2006

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transitional period from ______________ to ________________

                         Commission File Number: 1-15274



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

Yes               X                 No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   X      Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                           No             X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 234,839,421 shares of Common Stock of 50 cents par value, as of June 2, 2006.


                       INDEX

                                                                                                              Page
                                                                                                           ----------

Part I               Financial Information
   Item 1.           Unaudited Financial Statements
                     Consolidated Statements of Operations                                                      1
                     Consolidated Balance Sheets                                                                2
                     Consolidated Statements of Cash Flows                                                      4
                     Notes to the Unaudited Interim Consolidated Financial Statements                           5
   Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                                16

   Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                28
   Item 4.           Controls and Procedures                                                                   28
Part II              Other Information
   Item 1.           Legal Proceedings                                                                         30
   Item 1A.          Risk Factors                                                                              30
   Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                               31
   Item 6.           Exhibits                                                                                  31
Signature Page                                                                                                 32




                         PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements.

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

($ in millions, except per share data)                                         13 weeks ended
                                                                  --------------------------------------
                                                                         Apr. 29,             Apr. 30,
                                                                            2006                 2005
                                                                  -----------------    -----------------

Retail sales, net                                                        $ 4,220              $ 4,118
Cost of goods sold                                                         2,451                2,424
                                                                  -----------------    -----------------
Gross margin                                                               1,769                1,694
Selling, general and administrative expenses                               1,400                1,386
Net interest expense                                                          34                   49
Bond premiums and unamortized costs                                            -                   13
Real estate and other (income)                                               (13)                 (22)
                                                                  -----------------    -----------------
Income from continuing operations before income taxes                        348                  268
Income tax expense                                                           135                   97
                                                                  -----------------    -----------------
Income from continuing operations                                        $   213              $   171
Discontinued operations, net of income tax (benefit)
   of $(2) and $-                                                             (3)                   1
                                                                  -----------------    -----------------
Net income                                                               $   210              $   172
                                                                  =================    =================


Basic earnings/(loss) per share:
    Continuing operations                                                $  0.91              $  0.63
    Discontinued operations                                                (0.01)                   -
                                                                  -----------------    -----------------
    Net income                                                           $  0.90              $  0.63
                                                                  =================    =================

Diluted earnings/(loss) per share:
    Continuing operations                                                $  0.90              $  0.62
    Discontinued operations                                                (0.01)                0.01
                                                                  -----------------    -----------------
   Net income                                                            $  0.89              $  0.63
                                                                  =================    =================


     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

($ in millions)                                                    Apr. 29,        Apr. 30,       Jan. 28,
                                                                     2006            2005           2006
                                                                ---------------   ------------  --------------
Assets
Current assets
   Cash and short-term investments
         (including restricted balances of $56,
         $64 and $65)                                               $ 2,791         $ 4,115       $  3,016

  Receivables                                                           269             274            270

  Merchandise inventory (net of LIFO
         reserves of $24, $25 and $24)                                3,355           3,258          3,210

  Prepaid expenses                                                      181             172            206
                                                                ---------------   ------------  --------------

        Total current assets                                          6,596           7,819          6,702

Property and equipment (net of accumulated
         depreciation of $2,163, $2,103 and $2,097)                   3,787           3,574          3,748

Prepaid pension                                                       1,465           1,524          1,469

Other assets                                                            530             493            542

Assets of discontinued operations                                         -             289              -
                                                                ---------------   ------------  --------------

Total Assets                                                        $12,378         $13,699       $ 12,461
                                                                ===============   ============  ==============


     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

($ in millions, except per share data)                                Apr. 29,        Apr. 30,       Jan. 28,
                                                                        2006            2005           2006
                                                                 --------------   -------------  -------------
Liabilities and Stockholders' Equity
Current liabilities
  Trade payables                                                     $ 1,219         $ 1,155        $ 1,171
  Accrued expenses and other                                           1,205           1,404          1,562
  Short-term debt                                                          -              72              -
  Current maturities of long-term debt                                   345             264             21
  Income taxes payable                                                     -             102              8
                                                                 --------------   -------------  -------------
       Total current liabilities                                       2,769           2,997          2,762

Long-term debt                                                         3,116           3,461          3,444

Deferred taxes                                                         1,277           1,320          1,287

Other liabilities                                                        967           1,031            961

Liabilities of discontinued operations                                     -             128              -
                                                                 --------------   -------------  -------------

       Total Liabilities                                               8,129           8,937          8,454

Stockholders' Equity
Common stock and additional paid-in capital(1)                         3,559           4,192          3,479
                                                                 --------------   -------------  -------------

Reinvested earnings at beginning of year                                 512             812            812

  Net income                                                             210             172          1,088
  Retirement of common stock                                               -            (259)        (1,263)
  Dividends declared                                                     (42)            (34)          (125)
                                                                 --------------   -------------  -------------
Reinvested earnings at end of period                                     680             691            512

Accumulated other comprehensive income/(loss)                             10            (121)            16
                                                                 --------------   -------------  -------------
      Total Stockholders' Equity                                       4,249           4,762          4,007
                                                                 --------------   -------------  -------------
Total Liabilities and Stockholders' Equity                           $12,378         $13,699        $12,461
                                                                 ==============   =============  =============


(1) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. As of April 29, 2006, April 30, 2005 and January 28, 2006, 235 million shares, 267 million shares and 233 million shares were issued and outstanding, respectively.

     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       ---------------------------------------
                                                                                                     13 weeks ended
                                                                                       ---------------------------------------
                                                                                            Apr. 29,               Apr. 30,
($ in millions)                                                                               2006                   2005
                                                                                       ------------------    -----------------
                                                                                                                  (Revised)
Cash flows from operating activities:
Net income                                                                                   $   210              $   172
Loss/(income) from discontinued operations                                                         3                   (1)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
  Asset impairments, PVOL and other unit closing costs                                             -                    1
  Depreciation and amortization                                                                   88                   87
  Net gains on sale of assets                                                                     (3)                 (14)
  Benefit plans expense                                                                           12                   20
  Stock-based compensation                                                                         7                   22
  Deferred taxes                                                                                  28                   33
Change in cash from:
  Receivables                                                                                    (24)                 (31)
  Inventory                                                                                     (145)                (116)
  Prepaid expenses and other assets                                                               28                  (18)
  Trade payables                                                                                  47                   11
  Current income taxes payable                                                                     3                   56
  Accrued expenses and other liabilities                                                        (373)                (188)
                                                                                    ------------------    -----------------
Net cash (used in)/provided by operating activities                                             (119)                  34
                                                                                    ------------------    -----------------

Cash flows from investing activities:
Capital expenditures                                                                            (126)                 (97)
Proceeds from sale of assets                                                                       5                   16
                                                                                    ------------------    -----------------
Net cash (used in) investing activities                                                         (121)                 (81)
                                                                                    ------------------    -----------------

Cash flows from financing activities:
Payments of long-term debt, including capital leases and bond premiums                            (3)                (138)
Common stock repurchased                                                                           -                 (318)
Dividends paid, common and preferred                                                             (29)                 (35)
Proceeds from stock options exercised                                                             54                   75
                                                                                    ------------------    -----------------
Net cash provided by/(used in) financing activities                                               22                 (416)
                                                                                    ------------------    -----------------
Cash flows from discontinued operations:
  Operating cash flows                                                                            (7)                 (92)
  Investing cash flows                                                                             -                    4
  Financing cash flows                                                                             -                   17
                                                                                    ------------------    -----------------
Total cash (paid for) discontinued operations                                                     (7)                 (71)
                                                                                    ------------------    -----------------
Net (decrease) in cash and short-term investments                                               (225)                (534)
Cash and short-term investments at beginning of year                                           3,016                4,649
                                                                                    ------------------    -----------------
Cash and short-term investments at end of period                                             $ 2,791              $ 4,115
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

Notes to the Unaudited Interim Consolidated Financial Statements


1)   Summary of Significant Accounting Policies
     -------------------------------------------

A description of significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (the 2005 10-K). The accompanying unaudited Interim Consolidated Financial Statements present the results of J. C. Penney Company, Inc. and its subsidiaries (the Company or JCPenney) and should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2005 10-K. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying Interim Consolidated Financial Statements are unaudited but, in the opinion of management, include all material adjustments necessary for a fair presentation. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The January 28, 2006 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2005 10-K.

Certain reclassifications were made to prior year amounts to conform to the current period presentation, including the reclassification of the results of operations and financial position of Lojas Renner S.A. (Renner) to discontinued operations for all periods presented (see Note 2).

Certain debt securities were issued by J. C. Penney Corporation, Inc. (JCP), the wholly owned operating subsidiary of the Company. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Company of certain of JCP's outstanding debt securities is full and unconditional.

Stock-Based Compensation
The Company has a stock-based compensation plan that provides for grants to associates of restricted and non-restricted stock awards (shares and units), stock appreciation rights or options to purchase the Company's common stock.
Effective January 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" (SFAS No. 123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company did not adjust prior year financial statements under the optional modified retrospective method of application.

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

See Note 9 for additional discussion of the Company's stock-based compensation.

Cash Flow Presentation
Beginning with the 2005 10-K, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations. In prior periods, these were reported on a combined basis as a single amount.

Effect of New Accounting Standards
On October 6, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." FSP FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be treated as rental expense, as opposed to capitalizing them as a part of the building or leasehold improvement. The provisions of this FSP must be applied to the first reporting period beginning after December 15, 2005, and therefore, beginning in the first quarter of fiscal 2006, the Company no longer capitalizes rental costs incurred during the construction period. FSP FAS 13-1 did not have a material impact on the Company's consolidated financial statements for the thirteen weeks ended April 29, 2006, and the Company did not adjust prior year financial statements under the optional retrospective method of application.


2)   Discontinued Operations
     -----------------------

Lojas Renner S.A.
On July 5, 2005, the Company's indirect wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Renner, a Brazilian department store chain, through a public stock offering registered in Brazil. The Company generated cash proceeds of $283 million from the sale of its interest in Renner. After taxes and transaction costs, net proceeds approximated $260 million.
Proceeds from the sale were used for common stock repurchases, which are more fully discussed in Note 3.

The sale resulted in a cumulative pre-tax gain of $26 million and a loss of $7 million on an after-tax basis. The relatively high tax cost is largely due to the tax basis of the Company's investment in Renner being lower than its book basis as a result of accounting for the investment under the cost method for tax purposes. Included in the pre-tax gain on the sale was $83 million of foreign currency translation losses that had accumulated since the Company acquired its controlling interest in Renner.

Eckerd  Drugstores
On July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations to the Jean Coutu Group (PJC) Inc. and CVS Corporation and CVS Pharmacy, Inc. (together, CVS). During the first quarter of 2006, the Company recorded a $3 million after-tax charge relating to the Eckerd sale, primarily related to taxes payable resulting from a state sales tax audit. Through the first quarter of 2006, the cumulative loss on the Eckerd sale was $719 million pre-tax, or $1,333 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions.

The net cash proceeds of approximately $3.5 billion from the Eckerd sale, which closed in the second quarter of 2004, were used for common stock repurchases and debt reduction, which are more fully discussed in Note 3.

Upon closing on the sale of Eckerd, the Company established reserves for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets, assumption of the Eckerd Pension Plan and various post-employment benefit obligations and environmental indemnifications. Management continues to review and update the remaining reserves on a quarterly basis and believes that the overall reserves, as adjusted, are adequate at the end of the first quarter of 2006 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company's Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations, with tax payments included in operating cash flows and all other payments, if applicable, included in investing cash flows.

Based on the terms of an agreement with CVS entered into subsequent to the Eckerd sale, in August 2004, CVS transferred to the Company all Colorado and New Mexico real estate interests that had not been disposed of by CVS and made a one-time payment to the Company of $21.4 million. The Company engaged a third-party real estate firm to assist it in disposing of the properties. As of April 29, 2006, most of the properties had been disposed of, and the Company is working through disposition plans for the remaining properties.

At or immediately prior to the closing of the sale of Eckerd, JCP assumed sponsorship of the Pension Plan for Former Drugstore Associates and various other terminated nonqualified retirement plans and programs. JCP further assumed all severance obligations and post-employment health and welfare benefit obligations under various Eckerd plans and employment and other specific agreements. JCP has evaluated its options with respect to these assumed liabilities and has either settled the obligations in accordance with the provisions of the applicable plan or program or determined in most other cases to terminate the agreements, plans or programs and settle the underlying benefit obligations. On June 20, 2005, the Board of Directors of JCP approved the termination of JCP's Pension Plan for Former Drugstore Associates; required notices have been sent to the affected parties. JCP is in the process of seeking regulatory approval for the termination and selecting an annuity provider to settle the underlying benefit obligations.

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

The Company's financial statements reflect Renner and Eckerd as discontinued operations for all periods presented. Results of the discontinued operations are summarized below:

Discontinued Operations
($ in millions)                                         13 weeks ended
                                                 -------------------------------
                                                 Apr. 29, 2006    Apr. 30, 2005
                                                 --------------   --------------
(Loss) on sale of Eckerd, net of income tax
  (benefit) of $(2) and $-                             $ (3)             $ -
Renner income from operations, net of
  income tax expense of $- and $-                         -                1
                                                 --------------   --------------
Total (loss)/income from
   discontinued operations                             $ (3)             $ 1
                                                 ==============   ==============

Included in the Renner income from operations amount provided above were net sales of $74 million for the first quarter of 2005.

Assets and liabilities of the Renner discontinued operation were reflected on the Consolidated Balance Sheet as of April 30, 2005 as follows:

($ in millions)                                              Apr. 30,
                                                               2005
                                                        ---------------
Current assets                                                $ 176
Goodwill                                                         42
Other assets                                                     71
                                                        ---------------
    Total assets                                              $ 289
                                                        ---------------
Current liabilities                                           $ 120
Other liabilities                                                 8
                                                        ---------------
    Total liabilities                                         $ 128
                                                        ---------------
JCPenney's net investment in Renner                           $ 161
                                                        ===============

3)   Common Stock Repurchase and Debt Reduction Programs
     ---------------------------------------------------

In February 2006, the Company's Board of Directors (Board) authorized a new program of common stock repurchases of up to $750 million, which will be funded with 2005 free cash flow and cash proceeds from stock option exercises. By the end of 2005, the Company had completed its 2005 and 2004 equity and debt reduction programs, which focused on enhancing stockholder value, strengthening the Company's capital structure and improving its credit rating profile. The Company used the approximate $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of its shares of Renner, cash proceeds from the exercise of employee stock options and existing cash and short-term investment balances, including free cash flow generated in 2004, to fund the programs, which consisted of common stock repurchases, debt reduction and redemption, through conversion to common stock, of all outstanding shares of the Company's Series B ESOP Convertible Preferred Stock.

Common Stock Repurchases
No common stock was repurchased during the first quarter of 2006 due to the planned announcements of important strategic initiatives, primarily the Sephora initiative, accelerated store growth and increased earnings per share growth targets, which were announced in mid-April. Management continues to expect to complete the current $750 million program by the end of 2006.

The Company's 2005 and 2004 common stock repurchase programs totaled $4.15 billion and were completed in the fourth quarter of 2005. In total, 94.3 million shares were repurchased under these programs, which represented nearly 30% of the common share equivalents outstanding at the time of the Eckerd sale in 2004 when the capital structure repositioning program was initiated, including shares issuable under convertible debt securities.

Common stock was retired on the same day it was repurchased, with the excess of the purchase price over the par value being allocated between Reinvested Earnings and Additional Paid-In Capital.

Debt Reduction
The Company's debt reduction programs, which were completed by the end of the second quarter of 2005, consisted of approximately $2.14 billion of debt retirements.

The Company's debt retirements included $250 million of open-market debt repurchases in the first half of 2005, the payment of $193 million of long-term debt at the scheduled maturity date in May 2005 and 2004 transactions that consisted of $650 million of debt converted to common stock, $822 million of cash payments and the termination of the $221 million Eckerd securitized receivables program. The Company incurred pre-tax charges of $18 million in 2005 related to these early debt retirements ($13 million and $5 million respectively, in the first and second quarters). During 2004, the Company incurred total pre-tax charges of $47 million related to early debt retirements.

Common Stock Outstanding
During the first quarter of 2006, the number of outstanding shares of common stock changed as follows:

                                                              Outstanding
(in millions)                                                Common Shares
                                                        ------------------------
Balance as of January 28, 2006                                             233
Exercise of stock options                                                    2
                                                        ------------------------
Balance as of April 29, 2006                                               235
                                                        ========================


4)   Earnings per Share
     ------------------

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive at the continuing operations level, the diluted EPS calculation includes the impact of restricted stock units and shares that, during the period, could have been issued under outstanding stock options.

Income from continuing operations and shares used to compute EPS from continuing operations, basic and diluted, are reconciled below:

(in millions, except EPS)                                13 weeks ended
                                                   --------------------------
                                                     Apr. 29,      Apr. 30,
                                                      2006           2005
                                                   ------------   -----------
Earnings:
Income from continuing operations, basic and
  diluted                                             $  213         $ 171
                                                   ============   ===========
Shares:
Average common shares outstanding (basic shares)         234           271
Adjustment for assumed dilution:
    Stock options and restricted stock units               2             3
                                                   ------------   -----------
Average shares assuming dilution (diluted shares)        236           274
                                                   ============   ===========

EPS from continuing operations:
Basic                                                 $ 0.91         $0.63
Diluted                                               $ 0.90         $0.62

The following potential shares of common stock were excluded from the EPS calculation because their effect would be anti-dilutive:

(shares in millions)                     13 weeks ended
                                   ---------------------------
                                      Apr. 29,      Apr. 30,
                                        2006          2005
                                   -------------  ------------
Stock options                             1             2
                                   =============  ============

5)   Cash and Short-Term Investments
     -------------------------------

($ in millions)                                           Apr. 29,            Apr. 30,           Jan. 28,
                                                            2006                2005               2006
                                                     -------------------  -----------------   ---------------
Cash                                                        $   123             $  139            $  109
Short-term investments                                        2,668              3,976             2,907
                                                     -------------------  -----------------   ---------------
Total cash and short-term investments                       $ 2,791             $4,115            $3,016
                                                     ===================  =================   ===============

Restricted Short-Term Investment Balances
Short-term investments include restricted balances of $56 million, $64 million and $65 million as of April 29, 2006, April 30, 2005 and January 28, 2006, respectively. Restricted balances are pledged as collateral for a portion of casualty insurance program liabilities.


6)   Supplemental Cash Flow Information
     -----------------------------------

($ in millions)                                                                      13 weeks ended
                                                                         ----------------------------------------
                                                                          Apr. 29, 2006          Apr. 30, 2005
                                                                         -----------------      -----------------
Total interest paid                                                                $  70               $ 112
  Less:  interest paid attributable to discontinued operations                         -                   4
                                                                         -----------------      -----------------
Interest paid by continuing operations                                             $  70               $ 108(1)
                                                                         =================      =================
Interest received by continuing operations                                         $  33               $  21
                                                                         =================      =================
Total income taxes paid                                                            $ 105               $  17
  Less:  income taxes paid attributable to discontinued
         operations                                                                    6                   3
                                                                         -----------------      -----------------
Income taxes paid by continuing operations                                         $  99               $  14
                                                                         =================      =================

(1)  Includes cash paid for bond premiums and commissions of $8 million.


7)   Credit Agreement
     -----------------

On April 7, 2005, the Company, JCP and J. C. Penney Purchasing Corporation entered into a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent.

The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a maximum ratio of Funded Indebtedness to Consolidated EBITDA (Leverage Ratio, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than 3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a minimum ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense (Fixed Charge Coverage Ratio, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0. As of April 29, 2006, the Company's Leverage Ratio was 1.7 to 1.0, and its Fixed Charge Coverage Ratio was 5.9 to 1.0, both in compliance with the requirements.

No borrowings, other than the issuance of standby and import letters of credit, which totaled $132 million as of the end of the first quarter of 2006, have been made under the 2005 Credit Facility.

8)   Comprehensive Income and Accumulated Other Comprehensive Income/(Loss)
     ----------------------------------------------------------------------

Comprehensive Income

($ in millions)                                           13 weeks ended
                                                -------------------------------
                                                  Apr. 29,          Apr. 30,
                                                    2006             2005
                                                --------------   --------------
Net income                                            $  210         $  172
Other comprehensive (loss)/income:
    Net unrealized (losses)/gains in
    real estate investment trusts                         (6)            12
    Other comprehensive (loss)
    from discontinued operations                           -             (1)
                                                --------------   --------------
                                                          (6)            11
                                                --------------   --------------
Total comprehensive income                            $  204         $  183
                                                ==============   ==============


Accumulated Other Comprehensive Income/(Loss)

($ in millions)                                                       Apr. 29,            Apr. 30,          Jan. 28,
                                                                        2006                2005              2006
                                                                  -----------------   -----------------  ---------------
Net unrealized gains in real estate investment trusts(1)                  $  112           $   86           $  118
Nonqualified retirement plan minimum liability
   adjustment(2)                                                            (102)            (102)            (102)
Other comprehensive (loss) from discontinued operations                        -             (105)(3)            -
                                                                  -----------------   -----------------  ---------------
Accumulated other comprehensive income/(loss)                             $   10           $ (121)          $   16
                                                                  =================   =================  ===============

(1) Shown net of a deferred tax liability of $60 million, $47 million and $64 million as of April 29, 2006, April 30, 2005 and January 28, 2006, respectively.
(2) Shown net of a deferred tax asset of $65 million, $66 million and $65 million as of April 29, 2006, April 30, 2005 and January 28, 2006, respectively.
(3) Represents foreign currency translation adjustments related to Renner. A deferred tax asset was not established due to the historical reinvestment of earnings in the Company's Brazilian subsidiary.


9)   Stock-Based Compensation
     -------------------------

In May 2005, the Company's stockholders approved the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (2005 Plan), which reserved an aggregate of 17.2 million shares of common stock for issuance to associates and non-employee directors. The 2005 Plan replaced the Company's 2001 Equity Compensation Plan (2001 Plan), and since June 1, 2005, all grants are made under the 2005 Plan.
The 2005 Plan provides for grants to associates of options to purchase the Company's common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to non-employee members of the Board. As of April 29, 2006, 15.1 million shares of stock were available for future grants.

Options are granted and priced according to a pre-defined calendar for incentive compensation purposes. Stock options and awards to associates typically vest over periods ranging from one to three years. The number of option shares is fixed at the grant date, and the exercise price of stock options is set at the market value of the Company's common stock on the date of grant. The 2005 Plan does not permit awarding stock options below grant-date market value. Options have a maximum term of 10 years. Over the past three years, the Company's annual stock option grants have averaged about 1.1% of total outstanding stock. The Company issues new shares upon the exercise of stock options.

The cost charged against income for all stock-based compensation was $7 million and $22 million for the quarters ended April 29, 2006 and April 30, 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was $3 million and $8 million for the first quarters of 2006 and 2005, respectively. Compensation cost related to stock options for the first quarter of 2006 and 2005 was $5 million and $19 million ($3 million and $12 million after tax), respectively. Stock option expense for the first quarter 2005 reflected the early adoption of SFAS No. 123R.

Stock Options
On March 22, 2006, the Company granted approximately 1.5 million stock options to associates at an option price of $60.50. As of April 29, 2006, options to purchase 10.3 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 4.4%. Additional information regarding options outstanding as of April 29, 2006 follows:

(Shares in thousands; price is weighted-average exercise price)

                                      Exercisable                   Unexercisable                Total Outstanding
                              Shares      %       Price         Shares      %     Price        Shares     %     Price
                             ------------------------------  -----------------------------   ---------------------------
In-the-money                     5,078      86%       $ 31          4,369    100%    $ 48         9,447    92%     $ 39

Out-of-the-money(1)                858      14%         71              -      0%       -           858     8%       71
                             -------------------             ---------------------           ------------------
Total options outstanding        5,936     100%       $ 37          4,369    100%    $ 48        10,305   100%     $ 42
                             ==============================  =============================   ===========================

(1) Out of the money options are those with an exercise price equal to or above the closing price of $65.46 at the end of the first quarter of 2006.

As of April 29, 2006, unrecognized or unearned compensation expense for stock options, net of estimated forfeitures, was $41 million, which will be recognized as expense over the remaining vesting period, which has a weighted-average term of approximately 1.3 years.

Stock Awards
The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) to associates and non-employee members of the Board.

Associates
On March 22, 2006, the Company granted approximately 400,000 performance-based restricted stock unit awards to associates. The performance unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2006 earnings per share (defined as per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee of the Board). For an associate to receive 100% of the target award, the Company must generate 2006 earnings per share of $4.26. In addition to the performance requirement, the award includes a time-based vesting requirement, under which one-third of the award vests on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time. Upon vesting, the performance units are paid out in shares of JCPenney common stock.

As of April 29, 2006, there were 800,000 nonvested shares and units outstanding. Related to these associate stock awards, there was $36 million of compensation cost not yet recognized or earned. That cost is expected to be recognized over the remaining vesting period, which has a weighted-average term of approximately
2.8 years.

Non-Employee Members of the Board
Restricted stock awards (shares and units) for non-employee members of the Board are expensed when granted since they vest upon qualifying termination of service in accordance with the grant. Shares or units arising from these awards are not transferable until a director terminates service. No such awards were granted during the first quarters of 2006 or 2005.


10)  Retirement Benefit Plans
     -------------------------

Net Periodic Benefit Cost/(Credit)
The components of net periodic benefit cost/(credit) for the qualified and nonqualified pension plans and the postretirement plans for the 13 weeks ended April 29, 2006 and April 30, 2005 are as follows:

                                                         Pension Plans
                                     -------------------------------------------------------
                                                                        Supplemental              Postretirement
                                            Qualified                  (Nonqualified)                 Plans
                                     ------------------------    ------------------------    ------------------------
($ in millions)                           13 weeks ended             13 weeks ended               13 weeks ended
                                     ------------------------    ------------------------    ------------------------
                                         Apr. 29,     Apr. 30,      Apr. 29,    Apr. 30,      Apr. 29,      Apr. 30,
                                           2006         2005         2006        2005           2006           2005
                                     ------------------------    ------------------------    ------------------------
Service cost                              $ 24        $  20         $  -        $  1          $   -           $  1
Interest cost                               53           45            6           5              1              2
Expected return on plan assets             (92)         (73)           -           -              -              -
Net amortization                            19           23            5           3             (7)            (5)
                                     ------------------------    ------------------------    ------------------------
Net periodic benefit cost/(credit)        $  4        $  15         $ 11        $  9          $  (6)          $ (2)
                                     ========================    ========================    ========================

Employer Contributions
The Company did not make a discretionary contribution to its qualified pension plan in 2005 due to the plan's well-funded status and Internal Revenue Service rules limiting tax deductible contributions. In 2006, the Company does not expect to be required to make a contribution to its qualified pension plan under the Employee Retirement Income Security Act of 1974. Although no discretionary contributions have been made to the qualified pension plan during the first three months of 2006, the Company has factored into its plan a discretionary contribution later in 2006, which will depend on market conditions, the funded position of the pension plan and whether any legislative developments allow such a contribution to be tax deductible.

Postretirement Medical Benefits
Effective June 7, 2005, the Company amended its medical plan to reduce the Company-provided subsidy to post-age 65 retirees by 45% beginning January 1, 2006, and then fully eliminate the subsidy after December 31, 2006. This change resulted in an incremental credit of approximately $6.5 million in fiscal 2005 and is expected to result in an additional $8 million incremental credit in fiscal 2006 to postretirement medical plan expense, which is a component of selling, general and administrative expenses.

Retirement Benefit Plan Changes
The Company provides retirement and other postretirement benefits to substantially all employees (associates). Retirement benefits are an important part of the Company's total compensation and benefits program designed to attract and retain qualified and talented associates. The Company's retirement benefit plans consist of a non-contributory qualified defined benefit pension plan (pension plan), non-contributory supplemental retirement and deferred compensation plans for certain management associates, a 1997 voluntary early retirement program, a contributory medical and dental plan and a 401(k) and employee stock ownership plan. These plans are discussed in more detail in the Company's 2005 10-K. Associates hired or rehired on or after January 1, 2002 are not eligible for retiree medical or dental coverage.

Effective January 1, 2007, the Company is implementing certain changes to its retirement benefits. With respect to the 401(k) plan, all associates will be immediately eligible to participate in the plan and all eligible associates who have completed one year, and at least 1,000 hours, of service will be offered a fixed Company matching contribution of 50 cents on each dollar contributed up to 6% of pay. The Company may make an additional discretionary matching contribution each fiscal year end. This fixed plus discretionary match will replace the current Company contribution of an amount equal to 4.5% of available profits, plus discretionary contributions. The vesting period for Company matching contributions under the 401(k) plan will be changed to full vesting after three years from the current five-year pro rata vesting.

New associates hired on or after January 1, 2007 will not participate in the Company's pension plan but will be eligible for a new retirement account. This account will be a component of the defined contribution 401(k) plan that will receive a Company contribution equal to 2% of participants' annual pay after one year of service and will be fully vested after five years. Associates hired on or prior to December 31, 2006 will remain in the Company's pension plan.


11)  Real Estate and Other (Income)/Expense
     ---------------------------------------

($ in millions)                                         13 weeks ended
                                                 -----------------------------
                                                      Apr. 29,        Apr. 30,
                                                         2006           2005
                                                 --------------  -------------
Real estate activities                                 $  (8)         $  (9)
Net gains from sale of real estate                        (3)           (14)
Asset impairments, PVOL and other unit
  closing costs                                            -              1
Other                                                     (2)             -
                                                 --------------  -------------
     Total                                             $ (13)         $ (22)
                                                 ==============  =============

Real estate activities consist primarily of ongoing income from the Company's real estate subsidiaries. In addition, net gains were recorded from the sale of facilities and real estate that are no longer used in Company operations. For the first quarter of 2005, the gain from the sale of real estate was primarily from the sale of a vacant merchandise processing facility that was made obsolete by the centralized network of store distribution centers put in place by mid-2003.

12)  Guarantees
     -----------

As of April 29, 2006, JCP had guarantees totaling $46 million, which are described in detail in the 2005 10-K. These guarantees consist of: $11 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company's Direct Marketing Services business; and $15 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion, which presents the results of J. C. Penney Company, Inc. and its subsidiaries (the Company or JCPenney), should be read in conjunction with the Company's consolidated financial statements as of January 28, 2006, and for the year then ended, and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company's Annual Report on Form 10-K for the year ended January 28, 2006 (the 2005 10-K).

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

Key Items
----------

o Earnings per share from continuing operations increased 45% to $0.90 in the first quarter of 2006 from $0.62 in last year's first quarter. On a dollar basis, income from continuing operations increased nearly 25% to $213 million in the first quarter of 2006, compared to $171 million last year.

o Net income per share increased to $0.89 in the first quarter of 2006, compared to $0.63 in the comparable 2005 period. Net income in the first quarter of 2006 reflected an after-tax charge of $3 million, or $0.01 on a per share basis, related to discontinued operations. Discontinued operations added $1 million, or $0.01 per share, to net income in the first quarter of 2005.

o Operating profit was $369 million, or 8.7% of sales, compared with $308 million, or 7.5% of sales, last year. This represents an increase of approximately 20% on a dollar basis, or 120 basis points as a percent of sales.

                                                     13 weeks ended
                                           ------------------------------------
      ($ in millions)                      Apr. 29, 2006        Apr. 30, 2005
                                           ----------------     ---------------
      Gross margin                                $ 1,769              $ 1,694
      Selling, general and administrative
        (SG&A) expenses                             1,400                1,386
                                           ----------------     ---------------
      Operating profit(1)                         $   369              $   308
                                           ================     ===============
         As a percent of sales                        8.7%                 7.5%

     (1) Operating profit (gross margin less SG&A expenses), which is a non-GAAP (generally accepted accounting principles) measure, is the key measurement on which management evaluates the financial performance of the retail operations. Operating profit excludes Net Interest Expense, Bond Premiums and Unamortized Costs and Real Estate and Other. Real estate activities, gains and losses on the sale of real estate properties, asset impairments, other charges associated with closing store and catalog facilities and other corporate charges are evaluated separately from operations and are recorded in Real Estate and Other in the Consolidated Statements of Operations.

o Comparable department store sales increased 1.3% for the first quarter of 2006, on top of a 2.8% increase in last year's first quarter. This represented the twelfth consecutive quarter of comparable department store sales gains. Direct (Internet/catalog) sales increased 3.9% for the first quarter of 2006, with the Internet channel increasing approximately 22%. In last year's first quarter, Direct sales increased 5.4%, with the Internet channel increasing approximately 35%.

o In February 2006, the JCPenney Board of Directors (Board) authorized a new $750 million common stock repurchase program, which will be funded with 2005 free cash flow and cash proceeds from stock option exercises. The program is expected to be completed by the end of fiscal 2006. In addition, the Board authorized a plan to increase the annual dividend from $0.50 per share to $0.72 per share, a 44% increase, beginning with the May 1 quarterly dividend. On March 21, 2006, the Board declared a dividend of $0.18 per share, which was paid on May 1, 2006.

o During the first quarter of 2006, the Company attained investment grade credit rating status from both Standard & Poor's Ratings Services and Moody's Investors Service, Inc., resulting in investment grade ratings from all three credit rating agencies. On April 6, 2006, Standard & Poor's raised the Company's credit rating to an investment grade rating of BBB-, citing the Company's turnaround in the competitive department store sector. On February 16, 2006, Moody's raised its corporate family debt rating, as well as its credit rating on the Company's senior unsecured notes and debentures and its $1.2 billion revolving credit facility, to an investment grade rating of Baa3, citing the Company's continued strong liquidity, healthy free cash flow generation and solid leverage and coverage metrics.

o In April 2006, the Company announced a joint initiative with Sephora U.S.A., Inc. (Sephora), under which JCPenney will sell Sephora products in its stores and through the Internet. Sephora products will be the exclusive beauty offering at JCPenney, beginning in a limited number of stores in fall 2006. The Sephora departments in JCPenney stores will feature top brands from makeup, skincare, fragrance and accessory products carried in Sephora's stores across the United States. In addition, Sephora will exclusively service JCPenney customers' online beauty needs through a link to www.sephora.com from www.jcp.com.
        ---------------      ------------

o Also in April 2006, the Company announced plans to accelerate its new store growth. Beginning in 2007, the Company plans to open 50 new stores annually, representing annual square footage growth of approximately 3%. New stores will be primarily in the off-mall format. Combined with planned new store openings for 2006, this would result in over 175 new stores by 2009.

Discontinued Operations
-------------------------

Discontinued operations reflected a charge of $0.01 per share in the first quarter of 2006 related to management's ongoing review and true-up of Eckerd reserves. For the first three months of 2005, discontinued operations added $0.01 per share to net income related to operating income for Lojas Renner S.A. (Renner), the Company's former Brazilian department store chain. The 2005 sale of its shares of Renner is discussed below.

Lojas Renner S.A.
In July 2005, the Company's indirect wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Renner, a Brazilian department store chain, through a public stock offering registered in Brazil. The Company received net cash proceeds of approximately $260 million from the sale of its interest in Renner. Proceeds from the sale were used for common stock repurchases, which are more fully discussed under Common Stock Repurchase and Debt Reduction Programs on page 26. The sale resulted in a cumulative pre-tax gain of $26 million and a loss of $7 million on an after-tax basis. For all periods presented, Renner's results of operations and financial position have been reclassified and reflected as a discontinued operation.

Eckerd Drugstores
During the first quarter of 2006, the Company recorded a $3 million after-tax charge relating to the sale of its Eckerd drugstore operations, primarily related to taxes payable resulting from a state sales tax audit. Through the first quarter of 2006, the cumulative loss on the Eckerd sale was $719 million pre-tax, or $1,333 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions.

The net cash proceeds of approximately $3.5 billion from the Eckerd sale, which closed in the second quarter of 2004, were used for common stock repurchases and debt reduction, which are more fully discussed under Common Stock Repurchase and Debt Reduction Programs on page 26.

Upon closing on the sale of Eckerd on July 31, 2004, the Company established reserves for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets, assumption of the Eckerd Pension Plan and various post-employment benefit obligations and environmental indemnifications. Management continues to review and update the remaining reserves on a quarterly basis and believes that the overall reserves, as adjusted, are adequate at the end of the first quarter of 2006 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company's Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations, with tax payments included in operating cash flows and all other payments, if applicable, included in investing cash flows.

Results of Operations
---------------------

The following discussion and analysis, consistent with all other financial data throughout this report, focuses on the results of operations and financial condition from the Company's continuing operations.

($ in millions, except EPS)                         13 weeks ended
                                            -------------------------------
                                                Apr. 29,         Apr. 30,
                                                  2006            2005
                                            --------------  ---------------
Retail sales, net                               $ 4,220          $ 4,118
                                            --------------  ---------------
Gross margin                                      1,769            1,694
SG&A expenses                                     1,400            1,386
                                            --------------  ---------------
Operating profit(1)                                 369              308
Net interest expense                                 34               49
Bond premiums and unamortized costs                   -               13
Real estate and other (income)                      (13)             (22)
                                            --------------  ---------------
Income from continuing operations
    before income taxes                             348              268
Income tax expense                                  135               97
                                            --------------  ---------------
Income from continuing operations               $   213          $   171
                                            ==============  ===============
Diluted EPS from continuing operations          $  0.90          $  0.62

Ratios as a percent of sales:
    Gross margin                                   41.9%            41.1%
    SG&A expenses                                  33.2%            33.6%
    Operating profit(1)                             8.7%             7.5%

Depreciation and amortization included
  in operating profit                           $    88          $    87

(1)  See definition of operating profit on page 16.

The Company continued to improve its profitability during the first quarter of 2006 as reflected in income from continuing operations of $213 million, or $0.90 per share, compared to $171 million, or $0.62 per share, for the comparable 2005 period. The increase over 2005 reflects improved operating profit, resulting from continued improvement in sales productivity, growth in gross margin and leveraging of selling, general and administrative (SG&A) expenses, combined with lower interest expense and bond premiums. Earnings per share for the first quarter of 2006 also benefited from the reduction in average shares outstanding compared to the prior year first quarter due to the Company's 2005 and 2004 common stock repurchase programs, which were completed in the fourth quarter of 2005. The Company currently expects 2006 second quarter and full year earnings per share from continuing operations to be approximately $0.62 and $4.24 to $4.34, respectively.

Retail Sales, Net

($ in millions)
                                                      13 weeks ended
                                           ------------------------------------
                                                 Apr. 29,          Apr. 30,
                                                   2006              2005
                                           -------------------   --------------
Retail sales, net                               $ 4,220          $ 4,118
                                           -------------------   --------------
Sales percent increase:
  Comparable department stores(1)                   1.3%             2.8%
  Total department stores                           2.2%             3.4%
  Direct (Internet/catalog)                         3.9%             5.4%

(1) Comparable department store sales include sales of stores after having been open for 12 full consecutive fiscal months. For the first quarter of 2006, the five stores that were closed for an extended period from the effects of Hurricanes Katrina and Rita are not included in the comparable store sales calculation. As of April 29, 2006, all but one of these stores had reopened. New and relocated stores, and the reopened stores impacted by the hurricanes, become comparable on the first day of the 13th full fiscal month of operation.

Comparable department store sales increased 1.3% for the first quarter of 2006, and total department store sales increased 2.2%. These first quarter increases were on top of increases of 2.8% for comparable department store sales and 3.4% for total department store sales for the first quarter of 2005. First quarter 2006 sales reflect good customer response to both fashion and basic merchandise and the Company's key private brands continue to perform well. First quarter sales reflect improvements in nearly all merchandise divisions, led by children's apparel, family footwear and fine jewelry, but the Company experienced some softness in women's apparel sales. Management has taken action to keep women's apparel inventory fresh and remains focused on building key brands and adding new brands, such as a.n.a(TM), a modern casual women's apparel line, to provide customers with a meaningful assortment. In Fall 2006, the Company plans to introduce East 5th, a line of traditional women's career wear. From a regional perspective, for the first quarter of 2006, the strongest performance was in the southeastern and western regions of the country. Department store sales have continued to benefit from positive customer response to the style, quality, selection and value offered in the Company's merchandise assortments, compelling marketing programs and continued improvement in the store shopping experience.

Direct sales, which offer customers multi-channel convenience and a broader merchandise selection complementing that carried in the Company's department stores, increased 3.9% in the first quarter of 2006, on top of a 5.4% increase in last year's first quarter. Direct sales continue to reflect a focus on targeted specialty media and the expanded assortments and convenience of the Internet. The Direct channel represented approximately 16% of total net retail sales in both the first quarters of 2006 and 2005. Consistent with customer shopping patterns, the Company continually reviews its catalog page counts and circulation to ensure that print catalogs remain productive, while planning for a gradual shift toward a higher level of shopping via the Internet. The Internet channel continues to experience strong sales growth, increasing approximately 22% in the current quarter, on top of an approximately 35% increase in last year's first quarter. Internet sales represented approximately 40% of total Direct sales for the first quarter of 2006, up from approximately 34% in last year's first quarter.

As part of its 2005-2009 Long Range Plan, the Company has implemented lifestyle merchandising that reflects its customers' style preferences - conservative, traditional, modern and trendy - making JCPenney more relevant to an expanded customer base. The Company will continue to enhance its strong private, exclusive and national brands that develop customer loyalty by focusing its merchandise more closely on each of the customer lifestyles. Additional resources are being focused on the Company's branding efforts to ensure consistency in product design, packaging, in-store presentation, lifestyle marketing and point-of-sale support. The brands launched in early 2006 and in 2005 are the result of these merchandising initiatives.

In early 2006, the Company launched a number of new merchandise lines, including Solitude(R) by Shaun Tomson, a California lifestyle-inspired men's apparel brand, and Rule by Steve Madden(TM) in family footwear. The Company has also introduced the Miss Bisou(R) clothing collection for juniors, an extension of the Bisou Bisou(R) women's sportswear line, and Studio by the JCPenney Home Collection(TM), a modern furniture collection. Also in 2006, the Company added the Chris Madden(R) Hotel Collection, which features silk-blend comforters and 600 thread count sheets.

Management is pleased with customer response and sales results for the Company's new merchandise launches as well as the performance of the expanded Chris Madden offerings.

For the second quarter, both comparable store sales and Direct sales are expected to increase low single digits.

Gross Margin
Gross margin improved 80 basis points as a percent of sales in this year's first quarter to $1,769 million, compared to $1,694 million in the comparable 2005 period, reflecting continued strength in the performance of the Company's private brands, better management of inventory flow and seasonal transition and leverage in the centralized buying and merchandising process. The continued development of the Company's planning and allocation systems has also supported the margin improvements.

SG&A Expenses
SG&A expenses in this year's first quarter were $1,400 million, compared to $1,386 million in last year's first quarter. Expenses continued to be well leveraged, improving by 40 basis points as a percent of sales. First quarter 2006 SG&A reflected leveraging of salary costs and efficiencies in the Direct channel, which were partially offset by higher marketing costs, including costs related to the launch of the Company's new branding campaign in March.

Operating Profit
Operating profit for the first quarter of 2006 increased approximately 20% to $369 million, or 8.7% of sales, compared to $308 million, or 7.5% of sales, for the comparable period last year. Operating profit (gross margin less SG&A expenses) is the key measurement on which management evaluates the financial performance of the retail operations.

Net Interest Expense
Net interest expense was $34 million and $49 million for the first quarters of 2006 and 2005, respectively. Net interest expense consists primarily of interest expense on long-term debt, net of interest income earned on cash and short-term investments. Net interest expense in the first quarter of 2006 benefited from higher short-term interest rates on cash and short-term investment balances, as well as the reduction in long-term debt. This year's average long-term borrowings for the first quarter were $447 million lower than last year's due to progress made under the Company's debt reduction program. Total debt was reduced by $2.14 billion under this program, which was initiated in 2004 and completed by the end of the second quarter of 2005.

Bond Premiums and Unamortized Costs
No bond premiums, commissions or unamortized costs were incurred during the first quarter of 2006. During the first quarter of 2005, the Company incurred $13 million of bond premiums, commissions and unamortized costs related to the purchase of debt in the open market under its debt reduction program, which is discussed on page 26.

Real Estate and Other (Income)
Real Estate and Other (Income) consists of ongoing real estate activities, gains and losses on the sale of real estate properties, asset impairments, other charges associated with closing store and catalog facilities and other non-operating items. Real Estate and Other for the first quarter of 2006 resulted in a credit of $13 million, which consisted of an $8 million credit for ongoing real estate operations, $3 million of gains on the sale of closed units and a $2 million credit related to other corporate items. Real Estate and Other for the first quarter of 2005 resulted in a credit of $22 million, which consisted of a $9 million credit for real estate operations, $14 million of gains on the sale of closed units, primarily a vacant merchandise processing facility, and $1 million of costs related to asset impairments, the present value of operating lease obligations (PVOL) and other costs of closed stores.

Income Taxes
The Company's effective income tax rate for continuing operations was 38.8% for the first quarter of 2006, compared with 36.2% for the first quarter of 2005. The rate increase is primarily due to a higher state income tax rate from the reversal of the state tax net operating loss valuation allowance in the fourth quarter of 2005, which accelerated recognition of state tax benefits into 2005. In addition, the rate increase reflects the December 31, 2005 expiration of the Work Opportunity Tax Credit, a federal tax credit that may be extended by Congress later in 2006. Management expects a lower tax rate in the second quarter, including the impact of expected tax credits, resulting in a planned effective tax rate for the full year 2006 of approximately 37%.


Merchandise Inventory
----------------------

Merchandise inventory was $3,355 million at April 29, 2006, compared to $3,258 million at April 30, 2005 and $3,210 million at January 28, 2006. With an increase of 3.0% compared to last year, inventory at the end of the first quarter of 2006 was in line with plan, reflecting increases associated with new stores and the growth of private brands, was well managed and reflected current seasonal merchandise with a good balance between fashion and basics. With new systems and its network of store distribution centers, the Company has continued to enhance its ability to allocate and flow merchandise to stores in-season by recognizing sales trends earlier and adjusting receipts, replenishing individual stores based on rates of sale and consistently providing high in-stock levels in basics and advertised items. This continued improvement of inventory management has helped to drive more profitable sales. With the elimination of global trade quotas on apparel and textiles, the Company expects to concentrate production of private brand merchandise in fewer countries and with fewer manufacturers. On an ongoing basis, the Company develops contingency plans to provide for alternate sources for product in order to ensure uninterrupted access to merchandise. Cost reductions will allow the Company to invest in higher quality merchandise and thereby improve the value proposition to the Company's target customer.


Financial Goals
----------------

The Company's financial strategy will continue to focus on opportunities to deliver value to stockholders, strengthen the Company's financial position and improve its credit profile. In order for the Company to achieve its objective of becoming a leader in performance and execution, long-range planning targets have been established related to operating financial goals, key financial metrics, cash flow, credit ratings, dividends and earnings per share growth. As announced at the Company's April 2006 Analyst Meeting, the Company's long range plan includes certain financial targets, strategic store growth and private brand initiatives, and programs such as the $750 million common stock repurchase program for 2006 and a competitive dividend, including the recently announced 44% increase in annual dividends from $0.50 per share to $0.72 per share. Financial targets include comparable department store sales increases in the low single digits, Direct sales increases in the low to mid single digits, gross margin approximating 40% of sales, SG&A expenses under 30% of sales, an operating profit margin of 10% to 10.5% of sales by 2009 and annual earnings per share growth of approximately 16% over the 2006 to 2009 period. The Company's progress toward achieving its operating financial goals could be impacted by various risks, which are discussed in the Company's 2005 10-K and in Part II,
Item 1A, Risk Factors, on page 30.


Liquidity and Capital Resources
--------------------------------

The Company ended the first quarter with approximately $2.8 billion in cash and short-term investments, which represented approximately 80% of the $3.5 billion of outstanding long-term debt, including current maturities. Cash and short-term investments included restricted short-term investment balances of $56 million as of April 29, 2006, which are pledged as collateral for a portion of casualty insurance program liabilities. During the remainder of 2006, the Company plans to use $750 million of the balance of cash and short-term investments to complete the new common stock repurchase program that was approved by the Board in February 2006. The Company's next scheduled long-term debt maturities are in 2007 and approximate $425 million.

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a maximum ratio of Funded Indebtedness to Consolidated EBITDA (Leverage Ratio, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than 3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a minimum ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense (Fixed Charge Coverage Ratio, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0. As of April 29, 2006, the Company's Leverage Ratio was 1.7 to 1.0, and its Fixed Charge Coverage Ratio was 5.9 to 1.0, both in compliance with the requirements.

Cash Flows
The following is a summary of the Company's cash flows from operating, investing and financing activities:

($ in millions)
                                                           13 weeks ended
                                                   -----------------------------
                                                      Apr. 29,         Apr. 30,
                                                        2006             2005
                                                   ------------     ------------
Net cash (used in)/provided by:
  Operating activities                                 $ (119)         $  34
  Investing activities                                   (121)           (81)
  Financing activities                                     22           (416)
  Cash (paid) for discontinued operations(1)               (7)           (71)
                                                   ------------     ------------
Net (decrease) in cash and short-term investments      $ (225)         $(534)
                                                   ============     ============

(1) See the Company's Consolidated Statements of Cash Flows on page 4 for a breakdown of cash (paid) for discontinued operations among operating, investing and financing activities.

Cash Flow from Operating Activities
While improved operating performance in the first quarter of 2006 positively impacted cash flows from operating activities, operating cash flows were also impacted by higher payments related to income taxes, as well as higher cash contributions to the Company's 401(k) savings plan.

Cash Flow from Investing Activities
Capital expenditures were $126 million for the first quarter of 2006, compared with $97 million for the first quarter of 2005. Capital spending was principally for new stores, store renewals and modernizations and new point-of-sale technology. During the first quarter of 2006, the Company opened two new stores and relocated one store. The majority of new store openings for 2006 are planned for the third quarter. To date, the Company has implemented the new point-of-sale technology in approximately 70% of its stores and expects this technology to be in all stores by the end of the second quarter of 2006. Management continues to expect total capital expenditures for the full year to be in the area of $800 million.

Proceeds from the sale of closed units were $5 million for the first three months of 2006, compared with $16 million for the first three months of 2005.

Cash Flow from Financing Activities
For the first quarter of 2006, cash payments for long-term debt, including capital leases, totaled $3 million. During the first quarter of 2005, such payments totaled $138 million and also included premiums and commissions paid by the Company related to its debt reduction program, which is discussed on page 26.

No common stock repurchases were made during the first quarter of 2006. During the first quarter of 2005, the Company repurchased 7.7 million shares of common stock for $360 million, $93 million of which was settled after the end of the quarter. In addition, $51 million of cash was paid during the first quarter of 2005 for settlement of 2004 share repurchases. Common stock is retired on the same day it is repurchased, and the related cash settlements are completed on the third business day following the repurchase.

Net proceeds from the exercise of stock options were $54 million and $75 million for the first quarters of 2006 and 2005, respectively.

A quarterly dividend of $0.125 per share, or $29 million in total, was paid on the Company's outstanding common stock on February 1, 2006 to stockholders of record on January 10, 2006. In February 2006, the Board authorized a plan to increase the quarterly common stock dividend to $0.18 per share ($0.72 per share on an annual basis), beginning with the May 1, 2006 dividend. On March 21, 2006, the Board declared a quarterly dividend of $0.18 per share, which was paid on May 1, 2006 to stockholders of record on April 10, 2006. Dividends are paid when, as and if declared by the Board.

For the remainder of 2006, management believes that cash flow generated from operations, combined with existing cash and short-term investments, will be adequate to execute the $750 million common stock repurchase program and fund capital expenditures, working capital and dividend payments and, therefore, no external funding will be required. At the present time, management does not expect to access the capital markets for any external financing for the remainder of 2006. However, the Company may access the capital markets on an opportunistic basis. Management believes that the Company's financial position will continue to provide the financial flexibility to support its strategic plan. The Company's cash flows may be impacted by many factors, including the competitive conditions in the retail industry and the effects of the current economic environment and consumer confidence. Based on the nature of the Company's business, management considers the above factors to be normal business risks.

Based on improvements in the capital structure and in the Company's related liquidity and coverage metrics, as well as the Company's improved operating performance and generation of free cash flow, both Standard & Poor's Ratings Services and Moody's Investors Service, Inc. raised the Company's credit ratings to investment grade during the first quarter of 2006. In April 2006, Standard & Poor's raised its credit rating on the Company's long-term corporate credit and senior unsecured debt from BB+ to an investment grade rating of BBB-, and in February 2006, Moody's raised its corporate family debt rating, as well as its senior unsecured credit rating for the Company, from Ba1 to an investment grade rating of Baa3. In October 2005, Fitch Ratings raised its credit rating on the Company's senior unsecured notes and debentures and its $1.2 billion 2005 Credit Facility from BB+ to BBB-, an investment grade credit rating. As of the end of the first quarter of 2006, all three credit rating agencies have an outlook of "Stable" on the Company's credit ratings.

Additional liquidity strengths include the 2005 Credit Facility discussed previously. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $132 million as of the end of the first quarter of 2006, have been, or are expected to be, made under this facility.

Free Cash Flow from Continuing Operations

($ in millions)                                                                    13 weeks ended
                                                                         ------------------------------------
                                                                              Apr. 29,           Apr. 30,
                                                                                2006                2005
                                                                         ----------------    ----------------
Net cash (used in)/provided by operating activities (GAAP)                      $ (119)             $   34
Less:
   Capital expenditures                                                           (126)                (97)
   Dividends paid                                                                  (29)                (35)
Plus:
   Proceeds from sale of assets                                                      5                  16
                                                                         ----------------    ----------------
Free cash flow from continuing operations (non-GAAP measure)                    $ (269)             $  (82)
                                                                         ================    ================

In addition to cash flow from operating activities, management evaluates free cash flow from continuing operations, an important financial measure that is widely used by investors, the rating agencies and banks. Free cash flow from continuing operations is defined as cash (used in)/provided by operating activities less dividends and capital expenditures, net of proceeds from the sale of assets. The Company's calculation of free cash flow may differ from that used by other companies and therefore, comparability may be limited. While free cash flow is a non-GAAP financial measure, it is derived from components of the Company's consolidated GAAP cash flow statement.

Management believes free cash flow from continuing operations is important in evaluating the Company's financial performance and measuring the ability to generate cash without incurring additional external financing. Positive free cash flow generated by a company indicates the amount of cash available for reinvestment in the business, or cash that can be returned to investors through increased dividends, stock repurchase programs, debt retirements or a combination of these. Conversely, negative free cash flow indicates the amount of cash that must be raised from investors through new debt or equity issues, reduction in available cash balances or a combination of these. Based on the seasonality of the Company's business, cumulative free cash flow is generally negative the first three quarters of the year and becomes positive in the fourth quarter.

For the first quarter of 2006, free cash flow from continuing operations was in line with management's expectations, reflecting a deficit of $269 million, compared to a deficit of $82 million for the comparable 2005 period. The decrease in free cash flow was due to higher payments related to income taxes, as well as higher cash contributions to the Company's 401(k) savings plan, combined with the planned increase in capital expenditures. The Company continues to expect to generate approximately $200 million of positive free cash flow for the full year of 2006.

Common Stock Repurchase and Debt Reduction Programs
----------------------------------------------------

In February 2006, the Board authorized a new program of common stock repurchases of $750 million, which will be funded with 2005 free cash flow and cash proceeds from stock option exercises. By the end of 2005, the Company had completed its 2005 and 2004 equity and debt reduction programs, which focused on enhancing stockholder value, strengthening the Company's capital structure and improving its credit rating profile. The Company used the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of its shares of Renner, cash proceeds and tax benefits from the exercise of employee stock options and existing cash and short-term investment balances to fund the programs, which consisted of common stock repurchases, debt reduction and redemption, through conversion to common stock, of all outstanding shares of the Company's Series B ESOP Convertible Preferred Stock.

Common Stock Repurchases
No common stock was repurchased during the first quarter of 2006 due to the planned announcements of important strategic initiatives, primarily the Sephora initiative, accelerated store growth and increased EPS growth targets, which were announced in mid-April. Management continues to expect to complete the current $750 million program by the end of 2006.

Under the Company's 2005 and 2004 common stock repurchase programs, which were completed in the fourth quarter of 2005, a total of 94.3 million shares were repurchased at a cost of $4.15 billion.

Debt Reduction
The Company's debt reduction programs, which were completed by the end of the second quarter of 2005, consisted of approximately $2.14 billion of debt reductions. The Company incurred pre-tax charges of $13 million in the first quarter of 2005 related to these early debt retirements.

Common Stock Outstanding
During the first quarter of 2006, the number of outstanding shares of common stock changed as follows:

                                                              Outstanding
(in millions)                                                Common Shares
                                                        ------------------------
Balance as of January 28, 2006                                    233
Exercise of stock options                                           2
                                                        ------------------------
Balance as of April 29, 2006                                      235
                                                        ========================


Accounting for Stock-Based Compensation
----------------------------------------

The Company has a stock-based compensation plan that provides for grants to associates of stock awards (restricted or unrestricted stock or units), stock appreciation rights or options to purchase the Company's common stock. Options are granted and priced according to a pre-defined calendar for incentive compensation purposes. Effective January 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" (SFAS No. 123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company did not adjust prior year financial statements under the optional modified retrospective method of application.

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

The cost charged against income for all stock-based compensation was $7 million and $22 million for the first quarters of 2006 and 2005, respectively, or $4 million and $14 million after tax. Of these amounts, compensation expense attributable to stock options was $5 million and $19 million, respectively ($3 million and $12 million after tax) for the first quarters of 2006 and 2005.

As of April 29, 2006, there was $41 million and $36 million of compensation cost not yet recognized or earned related to stock options and associate restricted stock (share and unit) awards, respectively. These expenses are expected to be recognized as earned over weighted-average periods of 1.3 years and 2.8 years, respectively.


Retirement Benefit Plans
------------------------

As part of the Company's long range plan, a project was initiated to review the Company's employee benefit programs, including the pension and savings plans. The overarching goal was to provide competitive benefits that are cost effective for both the Company and its associates, while achieving one of the key strategies of making JCPenney a great place to work. As a result of this review, in April 2006, the Company's Board of Directors approved several benefit plan changes. These changes include a fixed Company matching contribution to the Company's 401(k) defined contribution plan replacing the current profit-sharing based matching contribution. In addition, the Company will establish a new retirement account, within the savings plan, for new associates in lieu of participation in the Company's existing defined benefit pension plan (pension plan), which will remain in place for associates hired on or prior to December 31, 2006. As reported in the Company's 2005 10-K, the Company's existing pension plan remains well funded with the fair value of assets exceeding the projected benefit obligation by $518 million as of year-end 2005. While well funded, the Company's pension plan is subject to the impact of market and interest rate volatility. These benefit plan changes were communicated to associates in May 2006, and will be effective beginning in 2007. See further discussion in Note 10.

These benefit plan changes are not expected to have an impact on fiscal year 2006 retirement benefit plan expense. Going forward, they are also not expected to have a material impact on the Company's financial condition, liquidity, cash flow or results of operations.


Critical Accounting Policies
----------------------------

Management's discussion and analysis of its financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.

Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates estimates used, including those related to inventory valuation under the retail method; valuation of long-lived assets; estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies; and pension accounting. Actual results may differ from these estimates under different assumptions or conditions. For a further discussion of the judgments management makes in applying its accounting policies, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the 2005 10-K.

Recently Issued Accounting Pronouncements
------------------------------------------

Recently issued accounting pronouncements are discussed in Note 1 to the Unaudited Interim Consolidated Financial Statements.

Pre-Approval of Auditor Services
---------------------------------

During the first quarter of 2006, the Audit Committee of the Board approved estimated fees for the remainder of 2006 related to the performance of both audit, including Sarbanes-Oxley Section 404 attestation work, as well as allowable non-audit services by the Company's external auditors, KPMG LLP.

Seasonality
------------

The results of operations and cash flows for the 13 weeks ended April 29, 2006 are not necessarily indicative of the results for the entire year. The Company's annual earnings depend to a great extent on the results of operations for the last quarter of its fiscal year when a significant portion of the Company's sales and profits are recorded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
---------------------------------------------------------------------

The Company is exposed to market risks in the normal course of business due to changes in interest rates. The Company's market risks related to interest rates at April 29, 2006 are similar to those disclosed in the 2005 10-K.


Item 4. Controls and Procedures.
---------------------------------

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of
1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There were no changes in the Company's internal control over financial reporting during the Company's first quarter ended April 29, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company's current view of future events and financial performance.

The words expect, plan, anticipate, believe, intent, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, including the price and availability of oil and natural gas, impact of changes in consumer credit payment terms, changes in management, retail industry consolidations, acts of terrorism or war and government activity. Please refer to the Company's 2005 Annual Report on Form 10-K and subsequent filings for a further discussion of risks and uncertainties. The Company intends the forward-looking statements in this Quarterly Report on Form 10-Q to speak only at the time of its release and does not undertake to update or revise these forward-looking statements as more information becomes available.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

Gayle G. Pitts, et al v. J. C. Penney Direct  Marketing  Services,  Inc.,  AEGON
--------------------------------------------------------------------------------
Direct Marketing  Services,  Inc., and J. C. Penney Life Insurance Company n/k/a
--------------------------------------------------------------------------------
Stonebridge  Insurance Company,  No. 01-03395-F,  in the 214th Judicial District
--------------------------------------------------------------------------------
Court of Nueces County,  Texas;  and  Appellant(s):  Stonebridge  Life Insurance
--------------------------------------------------------------------------------
Company f/k/a J. C. Penney Life Insurance Company, J. C. Penney Direct Marketing
--------------------------------------------------------------------------------
Services,  Inc., and AEGON Direct Marketing Services, Inc. v. Gayle G. Pitts, et
--------------------------------------------------------------------------------
al, No.  13-05-131-CV,  in the Court of Appeals for the  Thirteenth  District of
--------------------------------------------------------------------------------
Texas.
-------

This matter, which was previously reported in the 2005 Form 10-K for the fiscal year ended January 28, 2006, is a class action lawsuit involving the sale of J.
C. Penney Life Insurance accidental death and dismemberment insurance over the telephone.

In September 2002, the trial court certified the lawsuit as a national class action. On July 15, 2004, the Court of Appeals for the Thirteenth District of Texas reversed the certification order and remanded the case to the trial court. Plaintiffs filed a second supplemental motion for Class Certification, this time seeking a Texas class only. On January 31, 2005, the trial court granted the motion, certifying a Texas class. Following appeal of the trial court order by the defendants, on May 18, 2006, the Court of Appeals for the Thirteenth
District of Texas upheld the trial court's certification of a class of Texas consumers who purchased the accidental death and dismemberment insurance products between 1996 and the certification date. The defendants plan to appeal the decision of the Court of Appeals to the Supreme Court of Texas.

Although it is too early to predict the outcome of this lawsuit, management is of the opinion that it should not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 1A. Risk Factors.

In addition to the risk factors previously disclosed in Part I, Item 1A of the Form 10-K for the fiscal year ended January 28, 2006, the Company has identified the following new risk factor:

The failure to successfully execute the Company's new store growth strategy could adversely impact the Company's future growth and profitability.

The Company's plans to accelerate the growth of new stores, primarily in the off-mall format, depend in part on the availability of existing retail stores or store sites on acceptable terms. The Company competes with other retailers and businesses for suitable locations for its stores. Local land use and other regulations may impact the Company's ability to find suitable locations. In addition, increases in real estate, construction and development costs could limit the Company's growth opportunities and adversely impact its return on investment. The inability to execute the Company's new store growth strategy in a manner that generates appropriate returns on investment could have an adverse impact on the Company's future growth and profitability.

Except as otherwise specified herein, there have been no material changes to the risk factors set forth under Part I, Item 1A of the 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (c)  Issuer Purchases of Securities

     The Company did not repurchase any shares of its common stock during the quarter ended April 29, 2006. In February 2006, the Board of Directors approved a new common stock repurchase program of up to $750 million. This program, which the Company announced on February 16, 2006, has no expiration date but is expected to be completed by the end of fiscal year 2006.

Item 6. Exhibits.

          Exhibit Nos.
          ------------

          3.1 Restated Certificate of Incorporation of the Company as amended May 19, 2006

          3.2  Bylaws of the Company, as amended to May 19, 2006

          10.1 J.  C.  Penney   Corporation,   Inc.   Change  in  Control   Plan
               (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated March 27, 2006)

          10.2 Form of Termination Pay Agreement  (incorporated  by reference to
               Exhibit 10.2 of the Company's Current Report on Form 8-K dated March 27, 2006)

          10.3 2006 Base Salary, 2006 Target Incentive Opportunity, and 2005 Incentive Compensation Table (incorporated by reference to
               Exhibit 10.3 of the Company's Current Report on Form 8-K dated March 27, 2006)

          10.4 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated March 27, 2006)

          10.5 Form of Notice of Performance Unit Grant (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated March 27, 2006)

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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







                                        J. C. PENNEY COMPANY, INC.

                                        By   /s/ W. J. Alcorn
                                           --------------------
                                            W. J. Alcorn
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)





Date: June 7, 2006