Form 10-Q
period 2006-07-29
J C PENNEY CO INC
filed 2006-09-06
CIK 1166126

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 29, 2006

                                       or

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ________________

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

Yes               X                 No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    X       Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                           No             X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 224,207,781 shares of Common Stock of 50 cents par value, as of September 5, 2006.

                                      INDEX

                                                                                                              Page
                                                                                                           ----------

Part I               Financial Information
   Item 1.           Unaudited Financial Statements
                     Consolidated Statements of Operations                                                      1
                     Consolidated Balance Sheets                                                                2
                     Consolidated Statements of Cash Flows                                                      4
                     Notes to the Unaudited Interim Consolidated Financial Statements                           5
   Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                                17

   Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                31
   Item 4.           Controls and Procedures                                                                   31
Part II              Other Information
   Item 1A.          Risk Factors                                                                              32
   Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                               32
   Item 4.           Submission of Matters to a Vote of Security Holders                                       33
   Item 6.           Exhibits                                                                                  34
Signature Page                                                                                                 35


                         PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Financial Statements.

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

($ in millions, except per share data)                      13 weeks ended                   26 weeks ended
                                                    -------------------------------   ------------------------------
                                                       July 29,         July 30,        July 29,        July 30,
                                                         2006             2005            2006            2005
                                                    ---------------   -------------   -------------  ---------------

Retail sales, net                                        $ 4,238         $ 3,981         $ 8,458          $ 8,099
Cost of goods sold                                         2,610           2,465           5,061            4,889
                                                    ---------------   -------------   -------------  ---------------
Gross margin                                               1,628           1,516           3,397            3,210
Selling, general and administrative expenses               1,357           1,303           2,757            2,689
Net interest expense                                          32              40              66               89
Bond premiums and unamortized costs                            -               5               -               18
Real estate and other (income)                               (9)            (14)             (22)             (36)
                                                    ---------------   -------------   -------------  ---------------
Income from continuing operations
    before income taxes                                      248             182             596              450
Income tax expense                                            70              60             205              157
                                                    ---------------   -------------   -------------  ---------------
Income from continuing operations                        $   178         $   122         $   391          $   293
Income/(loss) from discontinued operations,
net of income tax expense/(benefit) of $1,
$28, ($1) and $28                                              1               9              (2)              10
                                                    ---------------   -------------   -------------  ---------------
Net income                                               $   179         $   131         $   389          $   303
                                                    ===============   =============   =============  ===============
Basic earnings/(loss) per share:
--------------------------------
    Continuing operations                                $  0.76         $  0.46         $  1.68          $  1.10
    Discontinued operations                                 0.01            0.04           (0.01)            0.04
                                                    ---------------   -------------   -------------  ---------------
    Net income                                           $  0.77         $  0.50         $  1.67          $  1.14
                                                    ===============   =============   =============  ===============
Diluted earnings/(loss) per share:
----------------------------------
    Continuing operations                                 $ 0.75         $  0.46         $  1.66          $  1.09
    Discontinued operations                                 0.01            0.04           (0.01)            0.04
                                                    ---------------   -------------   -------------  ---------------
    Net income                                            $ 0.76         $  0.50         $  1.65          $  1.13
                                                    ===============   =============   =============  ===============


The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

($ in millions)                                                     July 29,        July 30,       Jan. 28,
                                                                      2006            2005            2006
                                                                ---------------   ------------  --------------
Assets
Current assets
   Cash and short-term investments
        (including restricted balances of $56,
        $64 and $65)                                                $ 2,374        $  3,385       $  3,016

   Receivables                                                          330             212            270

   Merchandise inventory (net of LIFO
         reserves of $24, $25 and $24)                                3,461           3,445          3,210

   Prepaid expenses                                                     191             194            206
                                                                ---------------   ------------  --------------
        Total current assets                                          6,356           7,236          6,702

Property and equipment (net of accumulated
        depreciation of $2,217, $2,169 and $2,097)                    3,897           3,625          3,748

Prepaid pension                                                       1,464           1,515          1,469

Other assets                                                            546             536            542
                                                                ---------------   ------------  --------------

Total Assets                                                        $12,263        $ 12,912       $ 12,461
                                                                ===============   ============  ==============


The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                           Consolidated Balance Sheets
                                   (Unaudited)

($ in millions, except per share data)                             July 29,         July 30,       Jan. 28,
                                                                     2006             2005           2006
                                                                 --------------   -------------  -------------
Liabilities and Stockholders' Equity
Current liabilities
  Trade payables                                                     $ 1,410         $ 1,362        $ 1,171
  Accrued expenses and other                                           1,262           1,297          1,562
  Current maturities of long-term debt                                   343              15             21
  Income taxes payable                                                     -              36              8
                                                                 --------------   -------------  -------------
       Total current liabilities                                       3,015           2,710          2,762

Long-term debt                                                         3,114           3,457          3,444

Deferred taxes                                                         1,260           1,320          1,287

Other liabilities                                                        969           1,031            961
                                                                 --------------   -------------  -------------

       Total Liabilities                                               8,358           8,518          8,454

Stockholders' Equity
Common stock and additional paid-in capital(1)                         3,481           4,090          3,479

Reinvested earnings at beginning of year                                 512             812            812
  Net income                                                             389             303          1,088
  Retirement of common stock                                            (408)           (759)        (1,263)
  Dividends declared                                                     (84)            (66)          (125)
                                                                 --------------   -------------  -------------
Reinvested earnings at end of period                                     409             290            512

Accumulated other comprehensive income                                    15              14             16
                                                                 --------------   -------------  -------------
       Total Stockholders' Equity                                      3,905           4,394          4,007
                                                                 --------------   -------------  -------------
Total Liabilities and Stockholders' Equity                           $12,263         $12,912        $12,461
                                                                 ==============   =============  =============


(1) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. As of July 29, 2006, July 30, 2005 and January 28, 2006, 227 million shares, 256 million shares and 233 million shares were issued and outstanding, respectively.

     The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

                           J. C. Penney Company, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    ---------------------------------------
                                                                                                   26 weeks ended
                                                                                    ---------------------------------------
                                                                                         July 29,              July 30,
($ in millions)                                                                             2006                  2005
                                                                                    ------------------    -----------------
                                                                                                               (Revised)
Cash flows from operating activities:
Net income                                                                               $   389               $   303
Loss/(income) from discontinued operations                                                     2                   (10)
Adjustments to reconcile net income to net cash provided by operating activities:
  Asset impairments, PVOL and other unit closing costs                                         2                     3
  Depreciation and amortization                                                              176                   175
  Net gains on sale of assets                                                                 (5)                  (22)
  Benefit plans expense                                                                       15                    31
  Stock-based compensation                                                                    22                    27
  Deferred taxes                                                                              15                    78
Change in cash from:
  Receivables                                                                                 17                   (15)
  Inventory                                                                                 (252)                 (303)
  Prepaid expenses and other assets                                                          (17)                   12
  Trade payables                                                                             239                   219
  Current income taxes payable                                                              (110)                  (32)
  Accrued expenses and other liabilities                                                    (314)                 (253)
                                                                                    ------------------    -----------------
Net cash provided by operating activities                                                    179                   213
                                                                                    ------------------    -----------------
Cash flows from investing activities:
Capital expenditures                                                                        (323)                 (233)
Proceeds from the sale of discontinued operations                                              -                   283
Proceeds from sale of assets                                                                  11                    27
                                                                                    ------------------    -----------------
Net cash (used in)/provided by investing activities                                         (312)                   77
                                                                                    ------------------    -----------------
Cash flows from financing activities:
Payments of long-term debt, including capital leases and bond premiums                        (7)                 (466)
Common stock repurchased                                                                    (516)               (1,018)
Common stock dividends paid                                                                  (71)                  (69)
Proceeds from stock options exercised                                                         78                   118
Excess tax benefits on stock options exercised                                                33                    40
                                                                                    ------------------    -----------------
Net cash (used in) financing activities                                                     (483)               (1,395)
                                                                                    ------------------    -----------------
Cash flows from discontinued operations:
  Operating cash flows                                                                         8                    14
  Investing cash flows                                                                       (34)                 (181)
  Financing cash flows                                                                         -                     8
                                                                                    ------------------    -----------------
Total cash (paid for) discontinued operations                                                (26)                 (159)
                                                                                    ------------------    -----------------
Net (decrease) in cash and short-term investments                                           (642)               (1,264)
Cash and short-term investments at beginning of year                                       3,016                 4,649
                                                                                    ------------------    -----------------
Cash and short-term investments at end of period                                         $ 2,374               $ 3,385
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

Certain reclassifications were made to prior year amounts to conform to the current period presentation, including the reclassification of the results of operations of Lojas Renner S.A. (Renner) to discontinued operations for all periods presented (see Note 2).

Certain debt securities were issued by J. C. Penney Corporation, Inc. (JCP), the wholly owned operating subsidiary of the Company. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Company of certain of JCP's outstanding debt securities is full and unconditional.

Stock-Based Compensation
The Company has a stock-based compensation plan that provides for grants of restricted and non-restricted stock awards (shares and units), stock appreciation rights or options to purchase the Company's common stock to its associates and non-employee directors . Effective January 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" (SFAS No. 123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company did not adjust prior year financial statements under the optional modified retrospective method of application.

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

See Note 10 for additional discussion of the Company's stock-based compensation.

Cash Flow Presentation
Beginning with the 2005 10-K, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations. In prior periods, these were reported on a combined basis as a single amount.

Effect of New Accounting Standards
In July 2006, the Financial Accounting Standards Board (FASB) issued two related standards that address accounting for income taxes: FASB Interpretation No.
(FIN) 48,  "Accounting for Uncertainty in Income Taxes," and FASB Staff Position
(FSP) FAS 13-2, "Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." Among other things, FIN 48 requires applying a "more likely than not" threshold to the recognition and derecognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance will be effective for the Company as of the beginning of 2007. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its financial position, results of operations and cash flows. FSP FAS 13-2 is not expected to have a material impact on the Company's consolidated financial statements.

In October 2005, the FASB issued Staff Position (FSP) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." FSP FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be treated as rental expense, as opposed to capitalizing them as a part of the building or leasehold improvement. The provisions of this FSP must be applied to the first reporting period beginning after December 15, 2005, and therefore, beginning in the first quarter of 2006, the Company no longer capitalizes rental costs incurred during the construction period. Retrospective application is permitted but not required. The Company adopted FSP No. FAS 13-1 on a prospective basis in the first quarter of fiscal 2006. The adoption of FSP No. FAS 13-1 did not have a significant effect on the Company's consolidated financial statements.

2)   Discontinued Operations
     -----------------------

Lojas Renner S.A.
On July 5, 2005, the Company's indirect wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Renner, a Brazilian department store chain, through a public stock offering registered in Brazil. The Company generated cash proceeds of $283 million from the sale of its interest in Renner. After taxes and transaction costs, net proceeds approximated $260 million.
Proceeds from the sale were used for common stock repurchases, which are more fully discussed in Note 4.

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

Eckerd Drugstores
On July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations to the Jean Coutu Group (PJC) Inc. and CVS Corporation and CVS Pharmacy, Inc. (together, CVS). During the first half of 2006, the Company recorded a $2 million after-tax charge relating to the Eckerd sale, primarily related to taxes payable resulting from a state sales tax audit. Through the second quarter of 2006, the cumulative loss on the Eckerd sale was $717 million pre-tax, or $1,332 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions.

The net cash proceeds of approximately $3.5 billion from the Eckerd sale, which closed in the second quarter of 2004, were used for common stock repurchases and debt reduction, which are more fully discussed in Note 4.

Upon closing on the sale of Eckerd, the Company established reserves for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment, and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets and environmental indemnifications. Management continues to review and update the remaining reserves on a quarterly basis and believes that the overall reserves, as adjusted, are adequate at the end of the second quarter of 2006 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company's Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations, with tax payments included in operating cash flows and all other payments, if applicable, included in investing cash flows.

The Company engaged a third-party real estate firm to assist it in disposing of the Colorado and New Mexico properties. As of July 29, 2006, most of the properties had been disposed of, and the Company is working through disposition plans for the remaining properties.

JCP assumed sponsorship of the Pension Plan for Former Drugstore Associates and various other nonqualified retirement plans and programs. JCP further assumed all severance obligations and post-employment health and welfare benefit obligations under various Eckerd plans and employment and other specific agreements. JCP has either settled the obligations in accordance with the provisions of the applicable plan or program or determined in most other cases to terminate the agreements, plans or programs and settle the underlying benefit obligations. On June 20, 2005, the Board of Directors of JCP approved the termination of JCP's Pension Plan for Former Drugstore Associates. Plan assets were distributed by the purchase of an annuity contract with a third party insurance company effective as of June 13, 2006.

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

The Company's financial statements reflect Renner and Eckerd as discontinued operations for all periods presented. Results of the discontinued operations are summarized below:

Discontinued Operations

($ in millions)                                                 13 weeks ended                26 weeks ended
                                                        ----------------------------- ------------------------------
                                                            July 29,     July 30,         July 29,        July 30,
                                                              2006          2005             2006            2005
                                                        ----------------------------- ------------------------------
Gain/(loss) on sale of Eckerd, net of income tax
    expense/(benefit) of $1, $(13), $(1) and $(13)           $  1             $ 5           $  (2)           $  5
Renner income from operations, net of
   income tax expense of $-, $4, $- and $4                      -               6               -               7
(Loss) on sale of Renner, net of income tax
   expense of $-, $34, $- and $34                               -              (8)              -              (8)
Other discontinued operations, net of income
   tax expense of $-, $3, $- and $3                             -               6               -               6
                                                        ----------------------------- ------------------------------
Total income/(loss) from discontinued
   operations                                                $  1             $ 9           $  (2)           $ 10
                                                        ============================= ==============================

Included in the Renner income from operations amounts provided above were net sales of $113 million and $187 million for the second quarter and first half of 2005, respectively.


3)   2006 Common Stock Repurchase Program
     ------------------------------------

In February 2006, the Company's Board of Directors (Board) authorized a $750 million common stock repurchase program, which is being funded with 2005 free cash flow and cash proceeds from employee stock option exercises. During the second quarter of 2006, the Company repurchased 8.0 million shares of common stock for $530 million. The current repurchase program was completed on September 5, 2006.

Common stock is retired on the same day it is repurchased, with the excess of the purchase price over the par value being allocated between Reinvested Earnings and Additional Paid-In Capital.

Common Stock Outstanding
During the first half of 2006, the number of outstanding shares of common stock changed as follows:

                                                              Outstanding
(in millions)                                                Common Shares
                                                        ------------------------
Balance as of January 28, 2006                                    233
Exercise of stock options                                           2
Common stock repurchased and retired                               (8)
                                                        ------------------------
Balance as of July 29, 2006                                       227
                                                        ========================


4)   2005 and 2004 Equity and Debt Reduction Programs
     ------------------------------------------------

By the end of 2005, the Company had completed its 2005 and 2004 equity and debt reduction programs. The Company used the approximate $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of its shares of Renner, cash proceeds from the exercise of employee stock options and existing cash and short-term investment balances, including free cash flow generated in 2004, to fund the programs, which consisted of common stock repurchases, debt reduction and redemption, through conversion to common stock, of all outstanding shares of the Company's Series B ESOP Convertible Preferred Stock.

Common Stock Repurchases
The Company repurchased 12.5 million shares of common stock at a cost of $666 million during the second quarter of 2005 and 20.2 million shares of common at a cost of $1,026 million during the first half of 2005.

The Company's 2005 and 2004 common stock repurchase programs totaled $4.15 billion and were completed in the fourth quarter of 2005. In total, 94.3 million shares were repurchased under these programs.

Debt Reduction
The Company's 2005 and 2004 debt reduction programs, which were completed by the end of the second quarter of 2005, consisted of approximately $2.14 billion of debt retirements. The 2005 debt retirements included $194 million and $56 million of open-market debt repurchases in the first and second quarters of 2005, respectively, and the payment of $193 million of long-term debt at the scheduled maturity date in May 2005.

The Company incurred pre-tax charges of $18 million in 2005 related to these early debt retirements ($13 million and $5 million, respectively, in the first and second quarters).

5)  Earnings per Share
    ------------------

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

Income from continuing operations and shares used to compute EPS from continuing operations, basic and diluted, are reconciled below:

(in millions, except EPS)                                       13 weeks ended              26 weeks ended
                                                           --------------------------  --------------------------
                                                             July 29,      July 30,     July 29,       July 30,
                                                               2006           2005         2006          2005
                                                           ------------   -----------  -----------   ------------
Earnings:
---------
Income from continuing operations, basic and
  diluted                                                     $  178         $ 122        $ 391         $  293
                                                           ============   ===========  ===========   ============
Shares:
-------
Average common shares outstanding (basic shares)                 233           262          233            267
Adjustment for assumed dilution:
    Stock options and restricted stock units                       2             3            3              2
                                                            ------------   -----------  -----------   ------------
Average shares assuming dilution (diluted shares)                235           265          236            269
                                                           ============   ===========  ===========   ============
EPS from continuing operations:
-------------------------------
Basic                                                         $ 0.76         $0.46        $1.68         $ 1.10
Diluted                                                       $ 0.75         $0.46        $1.66         $ 1.09


The following potential shares of common stock were excluded from the EPS calculation because their effect would be anti-dilutive:

(shares in millions)                                            13 weeks ended              26 weeks ended
                                                          --------------------------- ---------------------------
                                                             July 29,      July 30,     July 29,       July 30,
                                                               2006          2005         2006           2005
                                                          -------------  ------------ ------------  -------------
Stock options                                                      1             4            1              4
                                                          =============  ============ ============  =============


6)   Cash and Short-Term Investments
     -------------------------------

($ in millions)                                             July 29,            July 30,           Jan. 28,
                                                              2006                 2005               2006
                                                     -------------------  -----------------   ---------------
Cash                                                        $   133              $  136             $  109
Short-term investments                                        2,241               3,249              2,907
                                                     -------------------  -----------------   ---------------
Total cash and short-term investments                       $ 2,374              $3,385             $3,016
                                                     ===================  =================   ===============

Restricted Short-Term Investment Balances
Short-term investments include restricted balances of $56 million, $64 million and $65 million as of July 29, 2006, July 30, 2005 and January 28, 2006, respectively. Restricted balances are pledged as collateral for a portion of casualty insurance program liabilities.


7)   Supplemental Cash Flow Information
     ----------------------------------

($ in millions)                                                                      26 weeks ended
                                                                         ----------------------------------------
                                                                            July 29, 2006          July 30, 2005
                                                                         -----------------      -----------------
Total interest paid                                                           $  136                  $ 177
  Less:  interest paid attributable to discontinued operations                     -                      6
                                                                         -----------------      -----------------
Interest paid by continuing operations                                        $  136                  $ 171(1)
                                                                         =================      =================
Interest received by continuing operations                                    $   73                  $  58
                                                                         =================      =================
Total income taxes paid                                                       $  291                  $ 126
  Less:  income taxes (received) attributable to discontinued
       operations                                                                 (9)                   (26)
                                                                         -----------------      -----------------
Income taxes paid by continuing operations                                    $  300                  $ 152
                                                                         =================      =================

(1)  Includes cash paid for bond premiums and commissions of $15 million.

8)   Credit Agreement
     ----------------

On April 7, 2005, the Company, JCP and J. C. Penney Purchasing Corporation entered into a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent.

The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a maximum ratio of Funded Indebtedness to Consolidated EBITDA (Leverage Ratio, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than 3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a minimum ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense (Fixed Charge Coverage Ratio, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0. As of July 29, 2006, the Company was in compliance with the requirements of both the Leverage Ratio at 1.7 to 1.0 and the Fixed Charge Coverage Ratio at 6.1 to 1.0.

No borrowings, other than the issuance of standby and import letters of credit, which totaled $138 million as of the end of the second quarter of 2006, have been made under the 2005 Credit Facility.


9)   Comprehensive Income and Accumulated Other Comprehensive Income
     ---------------------------------------------------------------

Comprehensive Income

($ in millions)                                           13 weeks ended                      26 weeks ended
                                                  -------------------------------     -------------------------------
                                                     July 29,         July 30,            July 29,        July 30,
                                                       2006             2005                2006            2005
                                                  --------------   --------------     ---------------  --------------
Net income                                            $  179          $  131               $ 389          $  303
Other comprehensive income/(loss):
    Net unrealized gains/(losses) in
    real estate investment trusts                          5              30                  (1)             42
    Reclassification adjustment for currency
      translation loss included in discontinued
      operations                                           -              83                   -              83
    Other comprehensive income from
      discontinued operations                              -              22                   -              21
                                                  --------------   --------------     ---------------  --------------
                                                           5             135                  (1)            146
                                                  --------------   --------------     ---------------  --------------
Total comprehensive income                            $  184          $  266               $ 388          $  449
                                                  ==============   ==============     ===============  ==============

Accumulated Other Comprehensive Income

($ in millions)                                                       July 29,            July 30,          Jan. 28,
                                                                        2006                2005              2006
                                                                  -----------------   -----------------  ---------------
Net unrealized gains in real estate investment trusts(1)               $  117             $  116            $  118
Nonqualified retirement plan minimum liability
  adjustment(2)                                                          (102)              (102)             (102)
                                                                  -----------------   -----------------  ---------------
Accumulated other comprehensive income                                 $   15             $   14            $   16
                                                                  =================   =================  ===============

(1) Shown net of a deferred tax liability of $63 million, $63 million and $64 million as of July 29, 2006, July 30, 2005 and January 28, 2006, respectively.

(2) Shown net of a deferred tax asset of $65 million, $66 million and $65 million as of July 29, 2006, July 30, 2005 and January 28, 2006, respectively.

10)  Stock-Based Compensation
     ------------------------

In May 2005, the Company's stockholders approved the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (2005 Plan), which reserved an aggregate of 17.2 million shares of common stock for issuance to associates and non-employee directors. The 2005 Plan replaced the Company's 2001 Equity Compensation Plan (2001 Plan), and since June 1, 2005, all grants have been made under the 2005 Plan. The 2005 Plan provides for grants to associates of options to purchase the Company's common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to non-employee members of the Board. As of July 29, 2006, 15.1 million shares of stock were available for future grants.

Annual awards of stock options and restricted stock awards are granted according to a pre-established calendar and typically vest over periods ranging from one to three years. The number of option shares and awards is fixed at the grant date, and the exercise price of stock options is set at the opening market price of the Company's common stock on the date of grant. The 2005 Plan does not permit awarding stock options below grant-date market value nor does it allow any re-pricing subsequent to the date of grant. Options have a maximum term of 10 years. Over the past three years, the Company's annual stock option and restricted stock award grants have averaged about 1.3% of total outstanding stock. The Company issues new shares upon the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-Based Compensation Cost

($ in millions)                                          13 weeks ended                  26 weeks ended
                                                   ---------------------------     ----------------------------
                                                     July 29,       July 30,         July 29,        July 30,
                                                      2006           2005              2006             2005
                                                   ------------  -------------     --------------  ------------
Stock awards (units and stock) (1)                     $ 10          $   -            $ 12             $  3

Stock options (2)                                         5              5              10               24
                                                   ------------  -------------     --------------  ------------
   Total stock-based compensation cost                 $ 15          $   5            $ 22             $ 27
                                                   ============  =============     ==============  ============
Total income tax benefit recognized in the
     Consolidated Statement of Operations for
     stock-based compensation arrangements             $  6          $   3            $  8             $ 11
                                                   ------------  -------------     --------------  ------------


(1)  Stock  award  cost  for  2006  reflects   recognition  of  the  March  2006
     performance-based restricted stock awards over the service periods during which each tranche of shares is earned.

(2) Stock option cost for the first half of 2005 reflected the early adoption of SFAS No. 123R.

Stock Options
During the first half of 2006, the Company granted approximately 1.5 million stock options to associates at an average option price of $60.51. As of July 29, 2006, options to purchase 9.5 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 4.2%. Additional information regarding options outstanding as of July 29, 2006 follows:

(Shares in thousands; price is weighted-average exercise price)

                                      Exercisable                   Unexercisable                Total Outstanding
                              Shares      %       Price         Shares      %     Price        Shares     %     Price
                             ------------------------------  -----------------------------   ---------------------------
In-the-money                     4,522      84%       $ 32          4,174    100%    $ 48         8,696    91%     $ 39

Out-of-the-money(1)                843      16%         71              6      0%      63           849     9%       71
                             -------------------             ---------------------           ------------------
Total options outstanding        5,365     100%       $ 38          4,180    100%    $ 48         9,545   100%     $ 42
                             ==============================  =============================   ===========================

(1) Out- of- the-money options are those with an exercise price equal to or above the closing price of $62.75 as of July 29, 2006.

As of July 29, 2006, unrecognized or unearned compensation expense for stock options, net of estimated forfeitures, was $36 million, which will be recognized as expense over the remaining vesting period, which has a weighted-average period of approximately 1.2 years.

Stock Awards
The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) to associates and non-employee directors.

Associate Stock Awards
The following is a summary of the status of the Company's associate restricted stock awards as of July 29, 2006 and activity during the six months then ended:

(shares in thousands)                                         Weighted-Average
                                 Stock Awards             Grant Date Fair Value
                                --------------------     ----------------------
Nonvested at January 29, 2006                  452                     $  39
Granted                                        415                        61
Vested                                         (51)                       25
Forfeited                                       (3)                       34
                                --------------------
Nonvested at July 29, 2006                     813                     $  51
                                ====================

On March 22, 2006, the Company granted approximately 400,000 performance-based restricted stock unit awards to associates. The performance unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2006 earnings per share (defined as per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee of the Board). A payment of 100% of the target award is achieved at planned earnings per share of $4.26. In addition to the performance requirement, the award includes a time-based vesting requirement, under which one-third of the earned performance unit award vests on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time. Upon vesting, the performance units are paid out in shares of JCPenney common stock.

As of July 29, 2006, there was $42 million of compensation cost not yet recognized or earned. That cost is expected to be recognized over the remaining vesting period, which has a weighted-average term of approximately 1.2 years.

Non-Employee Director Stock Awards
Restricted stock units granted to non-employee directors are expensed when granted since the recipients have the right to receive the shares upon a qualifying termination of service in accordance with the grant. During the second quarters of 2006 and 2005, the Company granted 17,710 and 13,000 of such restricted stock units, respectively. No such awards were granted in the first quarters of 2006 or 2005.


11)  Retirement Benefit Plans
     ------------------------

Net Periodic Benefit Cost/(Credit)
The components of net periodic benefit cost/(credit) for the qualified and nonqualified pension plans and the postretirement plans for the 13 weeks ended July 29, 2006 and July 30, 2005 are as follows:

                                                    Pension Plans
                                   -------------------------------------------------------
                                             Qualified                 Supplemental             Postretirement
                                                                      (Nonqualified)                Plans
($ in millions)                    ------------------------------ --------------------------- -----------------------
                                           13 weeks ended             13 weeks ended            13 weeks ended
                                   ------------------------------ --------------------------- -----------------------
                                       July 29,       July 30,     July 29,    July 30,       July 29,     July 30,
                                         2006           2005         2006        2005           2006         2005
                                   ------------------------------ --------------------------- -----------------------
Service cost                           $  23          $   13         $  1        $  -          $   1        $   -
Interest cost                             53              28            5           2              -            -
Expected return on plan assets           (94)            (46)           -           -              -            -
Net amortization                          19              14            4           2             (8)          (4)
                                   ------------------------------ --------------------------- -----------------------
Net periodic benefit cost/(credit)     $   1          $    9         $ 10        $  4          $  (7)       $  (4)
                                   ============================== =========================== =======================


The components of net periodic benefit cost/(credit) for the qualified and nonqualified pension plans and the postretirement plans for the 26 weeks ended July 29, 2006 and July 30, 2005 are as follows:

                                                    Pension Plans
                                   -------------------------------------------------------
                                             Qualified                 Supplemental             Postretirement
                                                                      (Nonqualified)                Plans
($ in millions)                    ------------------------------ --------------------------- -----------------------
                                           26 weeks ended             26 weeks ended            26 weeks ended
                                   ------------------------------ --------------------------- -----------------------
                                       July 29,       July 30,     July 29,    July 30,       July 29,     July 30,
                                         2006           2005         2006        2005           2006         2005
                                   ------------------------------ --------------------------- -----------------------
Service cost                            $  47          $  33         $   1        $  1          $   1        $  1
Interest cost                             106             73            11           7              1           2
Expected return on plan assets           (186)          (119)            -           -              -           -
Net amortization                           38             37             9           5            (15)         (9)
                                   ------------------------------ --------------------------- -----------------------
Net periodic benefit cost/(credit)      $   5          $  24         $  21        $ 13          $ (13)       $ (6)
                                   ============================== =========================== =======================

Employer Pension Contributions
The Company did not make a discretionary contribution to its qualified pension plan in 2005 due to the plan's well-funded status and Internal Revenue Service rules limiting tax deductible contributions. In 2006, the Company does not expect to be required to make a contribution to its qualified pension plan. New pension legislation was enacted in August 2006 that would allow the Company to make additional discretionary contributions to the plan if so desired. Although no discretionary contributions have been made to the qualified pension plan during the first six months of 2006, the Company has factored into its plan a discretionary contribution later in 2006. The actual decision to make a contribution and the amount of any contribution in 2006 will consider factors such as market conditions, the funded status of the plan, the level of free cash flow and general economic trends.

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

Effective January 1, 2007, the Company is implementing certain changes to its retirement benefits. With respect to the 401(k) plan, all associates who have attained age 21 will be immediately eligible to participate in the plan. All eligible associates who have completed one year, and at least 1,000 hours, of service will be offered a fixed Company matching contribution of 50 cents on each dollar contributed up to 6% of pay. The Company may make an additional discretionary matching contribution each fiscal year end. This fixed plus discretionary match will replace the current Company contribution of an amount equal to 4.5% of available profits plus discretionary contributions. The vesting period for Company matching contributions under the 401(k) plan will be changed to full vesting after three years from the current five-year pro rata vesting.

New associates hired on or after January 1, 2007 will not participate in the Company's pension plan but will be eligible for a new retirement account. This account will be a component of the defined contribution 401(k) plan that will receive a Company contribution equal to 2% of participants' annual pay after one year of service and will be fully vested after three years. Associates hired on or prior to December 31, 2006 will remain in the Company's pension plan.

12)  Real Estate and Other (Income)/Expense
     --------------------------------------

($ in millions)                                         13 weeks ended                    26 weeks ended
                                                 -----------------------------     -----------------------------
                                                    July 29,         July 30,           July 29,       July 30,
                                                       2006            2005              2006            2005
                                                 --------------  -------------     --------------  ------------
Real estate operations                                 $ (9)           $  (8)            $ (17)        $  (17)
Net gains from sale of real estate                       (2)              (8)               (5)           (22)
Asset impairments, PVOL and other unit
closing costs                                             2                2                 2              3
Other                                                     -                -                (2)             -
                                                 --------------  -------------     --------------  ------------
     Total                                             $ (9)           $ (14)            $ (22)        $  (36)
                                                 ==============  =============     ==============  ============

Real estate operations consist primarily of ongoing income from the Company's real estate subsidiaries. In addition, net gains were recorded from the sale of facilities and real estate that are no longer used in Company operations. Net gains from the sale of real estate for 2006 were $2 million and $5 million for the second quarter and first half, respectively and were primarily from the sale of closed store locations. For the second quarter of 2005, net gains consisted of $8 million related primarily to closed store locations, while gains for the first half of 2005 also included the sale of a vacant merchandise processing facility that became obsolete when the centralized network of store distribution centers was put into place by mid-2003.


13)  Guarantees
     ----------

As of July 29, 2006, JCP had guarantees totaling $43 million, which are described in detail in the 2005 10-K. These guarantees consist of: $11 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company's Direct Marketing Services business and $12 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases.


14)  Subsequent Event
     ----------------

Common Stock Repurchases
From July 30, 2006 through September 5, 2006, the Company repurchased an additional 3.3 million shares of common stock at a cost of $220 million to complete the $750 million common stock repurchase program. A total of 11.3 million shares were repurchased under the program.

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

This discussion is intended to provide the reader with information that will assist in understanding the Company's financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of the Company as a whole, as well as how certain accounting principles affect the Company's financial statements. Unless otherwise indicated, all references to earnings per share
(EPS) are on a diluted basis, and all references to years relate to fiscal years rather than to calendar years.

Certain debt securities were issued by J. C. Penney Corporation, Inc. (JCP), the wholly owned operating subsidiary of the Company. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP's outstanding debt securities. The guarantee by the Company of certain of JCP's outstanding debt securities is full and unconditional.

Key Items
---------

o EPS from continuing operations increased 63% to $0.75 in the second quarter of 2006 from $0.46 in last year's second quarter. Income from continuing operations on a dollar basis increased 46% to $178 million in the second quarter of 2006, compared to $122 million last year. For the first half of 2006, income from continuing operations increased to $391 million, or $1.66 per share, compared to $293 million, or $1.09 per share, for the first half of 2005. The results for the second quarter and first half included credits related to income taxes of $26 million, or $0.11 per share, in 2006 and $5 million, or $0.02 per share, in 2005. In addition, EPS benefited from the reduction in average shares outstanding as a result of the Company's current common stock repurchase program.

o Net income per share increased to $0.76 in the second quarter of 2006, compared to $0.50 in the comparable 2005 period. For the first half of 2006, net income per share increased to $1.65, compared to $1.13 in the first half of 2005. Net income in the second quarter of 2006 reflected an after-tax credit of $1 million, and the first half of 2006 reflected an after-tax charge of $2 million, or $0.01 on a per share basis, related to discontinued operations. Discontinued operations added $9 million and $10 million to net income for the second quarter and first half of 2005, respectively, or $0.04 on a per share basis for each period.

o Operating profit increased 27.2% to $271 million, or 6.4% of sales, for the second quarter of 2006, compared with $213 million, or 5.4% of sales, in the same quarter last year, an improvement of 100 basis points as a percent of sales. For the first half of 2006, operating profit was $640 million, or 7.6% of sales, compared with $521 million, or 6.4% of sales, in the first half of 2005.

                                                       13 weeks ended                     26 weeks ended
                                                 ----------------------------      -----------------------------
      ($ in millions)                               July 29,        July 30,          July 29,        July 30,
                                                      2006            2005               2006           2005
                                                 --------------  ------------      --------------  ------------
      Gross margin                                   $ 1,628        $1,516            $ 3,397         $3,210
      Selling, general and administrative
         (SG&A) expenses                               1,357         1,303              2,757          2,689
                                                 --------------  ------------      --------------  ------------
      Operating profit(1)                              $ 271         $ 213             $  640          $ 521
                                                 ==============  ============      ==============  ============
         As a percent of sales                           6.4%          5.4%               7.6%           6.4%


      (1) See definition of operating profit on page 20.

o Comparable department store sales increased 6.6% for the second quarter of 2006, on top of a 4.2% increase in last year's second quarter. This represented the thirteenth consecutive quarter of comparable department store sales gains. Direct (Internet/catalog) sales increased 2.7% for the second quarter of 2006, with the Internet channel increasing approximately 25%. In last year's second quarter, Direct sales increased 7.1%, with the Internet channel increasing approximately 35%. For the first half of 2006, comparable department store sales increased by 3.9% and Direct sales increased 3.4%, with the Internet channel sales increasing approximately 23%.

o During the second quarter of 2006, the Company repurchased 8.0 million shares of common stock for $530 million under the current $750 million repurchase program authorized by the Board of Directors in February 2006. The current program was completed on September 5, 2006.

o During the second quarter of 2006, the Company completed the rollout of its new point-of-sale system. This new system reduces transaction time and provides connectivity to jcp.com for each of the approximately 35,000 point-of-sale registers located in its department stores.

o During the second quarter of 2006, the Company announced the appointment of Catherine G. West as Chief Operating Officer. On joining the Company on July 31, Ms. West became a member of the Executive Board, reporting to Myron E.Ullman, III, Chairman and Chief Executive Officer. Ms. West's responsibilities include Stores, Supply Chain and Property Development.


Discontinued Operations
-----------------------

Discontinued operations reflected a credit of $0.01 per share in the second quarter of 2006 and a charge of $0.01 per share in the first half of 2006 related to management's ongoing review and true-up of Eckerd reserves. During the second quarter and first half of 2005, discontinued operations added $0.04 per share to net income, principally related to adjustments associated with the 2004 sale of Eckerd and international operations, including operating income for Lojas Renner S.A., the Company's Brazilian department store chain, to the date of sale offset by the transaction loss. These are discussed in more detail on the following page.

Lojas Renner S.A.
In July 2005, the Company's indirect wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Renner, a Brazilian department store chain, through a public stock offering registered in Brazil. The Company received net cash proceeds of approximately $260 million from the sale of its interest in Renner. Proceeds from the sale were used for common stock repurchases, which are more fully discussed under 2005 and 2004 Equity and Debt Reduction Programs on page 28. The sale resulted in a cumulative pre-tax gain of $26 million and a loss of $7 million on an after-tax basis. For all periods presented, Renner's results of operations and financial position have been reclassified and reflected as a discontinued operation.

Eckerd Drugstores
Related to the sale of its Eckerd drugstore operations, the Company recorded a $1 million after-tax credit during the second quarter of 2006 and a $2 million after-tax charge during the first half of 2006. The activity was primarily related to taxes payable resulting from a state sales tax audit. Through the first half of 2006, the cumulative loss on the Eckerd sale was $717 million pre-tax, or $1,332 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company's previous drugstore acquisitions were largely tax-free transactions.

The net cash proceeds of approximately $3.5 billion from the Eckerd sale, which closed in the second quarter of 2004, were used for common stock repurchases and debt reduction, which are more fully discussed under 2005 and 2004 Equity and Debt Reduction Programs on page 28.

Upon closing of the Eckerd sale, the Company established reserves for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment, and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets and environmental indemnifications. Management continues to review and update the remaining reserves on a quarterly basis and believes that the overall reserves, as adjusted, are adequate as of July 29, 2006 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company's Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations, with tax payments included in operating cash flows and all other payments, if applicable, included in investing cash flows.

Results of Operations
---------------------

The following discussion and analysis, consistent with all other financial data throughout this report, focuses on the results of operations and financial condition from the Company's continuing operations.

($ in millions, except EPS)                               13 weeks ended                    26 weeks ended
                                                  -------------------------------    ------------------------------
                                                    July 29,         July 30,           July 29,       July 30,
                                                      2006             2005               2006           2005
                                                  --------------  ---------------    --------------- --------------
Retail sales, net                                     $ 4,238          $ 3,981         $  8,458        $ 8,099
                                                  --------------  ---------------    --------------- --------------
Gross margin                                            1,628            1,516            3,397          3,210
SG&A expenses                                           1,357            1,303            2,757          2,689
                                                  --------------  ---------------    --------------- --------------
Operating profit(1)                                       271              213              640            521
Net interest expense                                       32               40               66             89
Bond premiums and unamortized costs                         -                5                -             18
Real estate and other (income)                             (9)             (14)             (22)           (36)
                                                  --------------  ---------------    --------------- --------------
Income from continuing operations
    before income taxes                                   248              182              596            450
Income tax expense                                         70               60              205            157
                                                  --------------  ---------------    --------------- --------------
Income from continuing operations                     $   178          $   122         $    391        $   293
                                                  ==============  ===============    =============== ==============
Diluted EPS from continuing operations                $  0.75          $  0.46         $   1.66        $  1.09

Ratios as a percent of sales:
    Gross margin                                         38.4%            38.1%            40.2%          39.6%
    SG&A expenses                                        32.0%            32.7%            32.6%          33.2%
    Operating profit(1)                                   6.4%             5.4%             7.6%           6.4%

Depreciation and amortization included
in operating profit                                   $    88          $    88         $    176        $   175


(1) ) Operating profit (gross margin less SG&A expenses), is a non-GAAP (Generally Accepted Accounting Principles) measure, which is the key measurement used by management to evaluate the financial performance of retail operations. Operating profit excludes Net Interest Expense, Bond Premiums and Unamortized Costs and Real Estate and Other. Real estate operations, gains and losses on the sale of real estate properties, asset impairments and other unit closing costs and other corporate charges are evaluated separately from operations and are recorded in Real Estate and Other in the Consolidated Statements of Operations.

The Company delivered a record performance during the second quarter of 2006 with income from continuing operations of $178 million, or $0.75 per share, compared to $122 million, or $0.46 per share, for the comparable 2005 period. Income from continuing operations for the first half of 2006 increased to $391 million, or $1.66 per share, compared to $293 million, or $1.09 per share, for the first half of 2005. The increase over 2005 reflects improved operating profit, driven by strong sales performance, improved gross margin and leverage of selling, general and administrative expenses, combined with lower net interest expense. The results for the second quarter and first half included a credit related to income taxes of $26 million in 2006 and $5 million in 2005. Earnings per share for the second quarter and first half of 2006 also benefited from the reduction in average shares outstanding compared to the prior year as the result of the Company's current common stock repurchase program. The Company currently expects 2006 third quarter, fourth quarter and full year EPS from continuing operations to be approximately $1.07, $1.84 and $4.55, respectively.

Retail Sales, Net

($ in millions)
                                                     13 weeks ended                       26 weeks ended
                                           ------------------------------------  ---------------------------------
                                                July 29,           July 30,         July 29,         July 30,
                                                  2006               2005              2006             2005
                                           -------------------   --------------  ---------------  ----------------
Retail sales, net                               $ 4,238            $ 3,981          $ 8,458          $ 8,099
                                           -------------------   --------------  ---------------  ----------------
Sales percent increase:
  Comparable department stores(1)                   6.6%               4.2%             3.9%             3.5%
  Total department stores                           7.1%               5.1%             4.6%             4.2%
  Direct (Internet/catalog)                         2.7%               7.1%             3.4%             6.2%

(1) Comparable department store sales include sales of stores after having been open for 12 full consecutive fiscal months. New and relocated stores, and the reopened stores impacted by the 2005 hurricanes, become comparable on the first day of the 13th full fiscal month of operation.

Comparable department store sales increased 6.6% for the second quarter of 2006, and total department store sales increased 7.1%. These increases were on top of second quarter 2005 increases of 4.2% for comparable department store sales and 5.1% for total department store sales. For the first half of 2006, comparable store sales increased 3.9%, while total department store sales increased 4.6%. For the second quarter and year-to-date 2006, both fashion and basic merchandise have experienced sales gains, and the Company's key private brands continue to perform well. Department store sales have continued to benefit from positive customer response to the style, quality, selection and value offered in the Company's merchandise assortments, compelling marketing programs and continued improvement in the store shopping experience. Second quarter and year-to-date sales reflect improvements in all merchandise divisions, led by fine jewelry, children's apparel, family footwear and women's accessories. In addition, all apparel lines, particularly women's, improved throughout the quarter with positive response to new product offerings, such as a.n.a(TM), a modern casual women's apparel line. From a regional perspective, for the second quarter of 2006, sales increased in all regions of the country, with the strongest performance in the west and southeast.

Direct sales, which offer customers multi-channel convenience and a broader merchandise selection complementing that carried in the Company's department stores, increased 2.7% in the second quarter of 2006, on top of a 7.1% increase in last year's second quarter. Direct sales continue to reflect a focus on targeted specialty media and the expanded assortments and convenience of the Internet. The Direct channel represented approximately 14% and 15% of total net retail sales in the second quarters of 2006 and 2005, respectively. Consistent with customer shopping patterns, the Company continually reviews its catalog page counts and circulation to ensure that print catalogs remain productive, while planning for a gradual shift toward a higher level of shopping via the Internet. The Internet channel continues to experience strong sales growth, increasing approximately 25% in the current quarter, on top of an approximately 35% increase in last year's second quarter. Internet sales represented approximately 41% of total Direct sales for the second quarter of 2006, up from approximately 34% in last year's second quarter. For the first half of 2006, Direct sales increased 3.4%, with the Internet component increasing approximately 23%.

The Company has implemented lifestyle merchandising that reflects its customers' style preferences - conservative, traditional, modern and trendy - making JCPenney more relevant to an expanded customer base. The Company will continue to enhance its strong private, exclusive and national brands that develop customer loyalty by focusing its merchandise more closely on each of the customer lifestyles. Additional resources are being focused on the Company's branding efforts to ensure consistency in product design, packaging, in-store presentation, lifestyle marketing and point-of-sale support. The brands launched in early 2006 and in 2005 support these merchandising initiatives.

The Company continues to emphasize the introduction of new brands that fit within the lifestyle matrix. During the 2006 Back-To-School season, the Company is launching X-Games boys' apparel as an exclusive line in over 600 JCPenney department stores and Stevies by Steve Madden(TM) in girls' apparel. This follows other recent launches such as Vans for the young surf and skate customer, Solitude(R) by Shaun Tomson, a California lifestyle-inspired men's apparel brand, Rule by Steve Madden(TM) in family footwear, and an expanded assortment of bedding and accessories for student dorm rooms. The Company has seen continued strength in the Miss Bisou(R) clothing collection for juniors, an extension of the Bisou Bisou(R) women's sportswear line, and Studio by the JCPenney Home Collection(TM), a modern furniture collection. Also in 2006, the Company added the Chris Madden(R) Hotel Collection, which features silk-blend comforters and 600 thread count sheets. Management is pleased with customer response and sales results for the Company's new and expanded merchandise launches.

Complementing the new product offerings, the Company launched an integrated marketing campaign during the 2006 Back-To-School season to strengthen the branding and messaging efforts with its target customers. In August 2006, JCPenney was the exclusive retail sponsor of both the Teen Choice Awards and the MTV Video Music Awards. Also in August, "JCPenney JAM - The Concert for
America's Kids," which benefited the JCPenney Afterschool Fund, aired in primetime on CBS.

The Company continues to make progress on its joint initiative with Sephora U.S.A., Inc. (Sephora), under which JCPenney will sell Sephora products in its stores and through the Internet. Sephora products will be the exclusive beauty offering at JCPenney, beginning in a limited number of stores in fall 2006. The Sephora departments in JCPenney stores will feature top brands from makeup, skincare, fragrance and accessory products carried in Sephora's stores across the United States. Beginning August 3, 2006, Sephora began exclusively servicing JCPenney customers' online beauty needs through a link to www.sephora.com from
www.jcp.com.                                               ---------------
------------

For the third and fourth quarters of 2006 (excluding the 53rd week), comparable store sales are expected to increase low single digits. Direct sales are expected to increase low single digits in the third quarter and mid single digits in the fourth quarter due to the 53rd week in 2006.

Gross Margin
Gross margin improved 30 basis points as a percent of sales in this year's second quarter to $1,628 million, compared to $1,516 million in the comparable 2005 period. Through the first half of 2006, gross margin was $3,397 million, compared to $3,210 million in the prior year first half, an increase of 60 basis points as a percent of sales. The continued improvement in gross margin reflects strength in the performance of the Company's private brands, the increased effectiveness of planning and allocation technology resulting in better product flow and a larger contribution to sales from higher margin merchandise divisions.

SG&A Expenses
SG&A expenses were $1,357 million in the second quarter of 2006 compared to $1,303 million in the second quarter of 2005, and continue to be well leveraged, improving by 70 basis points in the second quarter of 2006 to 32.0% of sales. Improvements in the expense ratios reflected leverage of salary and marketing costs against higher sales. On a year-to-date basis, SG&A expenses were $2,757 million in 2006 compared to $2,689 million in 2005, an improvement of 60 basis points as a percent of sales. These year-to-date improvements reflect leverage of salary and logistics costs, which were partially offset by higher marketing costs, including costs related to the launch of the Company's new branding campaign in March.

Operating Profit
Operating profit improved 27.2% or 100 basis points as a percent of sales, for the second quarter of 2006 to $271 million, or 6.4% of sales, compared to $213 million, or 5.4% of sales, for the comparable period last year. On a year-to-date basis, operating profit increased approximately 23% to $640 million, or 7.6% of sales, compared to $521 million, or 6.4% of sales, for the comparable period last year. Operating profit improvements were driven by sales gains, as well as continued improvements in gross margin and expense leverage. Operating profit (gross margin less SG&A expenses), a non-GAAP measure, is the key measurement on which management evaluates the financial performance of the retail operations. For the third and fourth quarter of 2006, the Company expects moderate improvements in operating profit over last year, primarily as a result of SG&A expense leverage.

Net Interest Expense
Net interest expense was $32 million and $40 million for the second quarters of 2006 and 2005, respectively. On a year-to-date basis, net interest expense was $66 million in 2006, compared to $89 million in 2005. Net interest expense consists primarily of interest expense on long-term debt, net of interest income earned on cash and short-term investments. Net interest expense in the second quarter and first half of 2006 benefited from higher short-term interest rates on cash and short-term investment balances, as well as the reduction in average long-term debt. The Company expects net interest expense to be approximately $40 million in both the third and fourth quarters of 2006 reflecting both seasonal needs and completion of the current share repurchase program.

Bond Premiums and Unamortized Costs
No bond premiums, commissions or unamortized costs were incurred during the first half of 2006. During the second quarter of 2005, the Company incurred $5 million of bond premiums, commissions and unamortized costs related to the purchase of debt in the open market under its debt reduction program, which is discussed on page 28. For the first half of 2005, such costs totaled $18 million.

Real Estate and Other (Income)
Real Estate and Other (Income) consists of ongoing real estate operations, gains and losses on the sale of real estate properties, asset impairments, charges associated with unit closings and catalog facilities and other non-operating items. Real Estate and Other for the second quarter of 2006 consisted primarily of $9 million of income from ongoing real estate operations with $2 million of gains on the sale of closed units, which were offset by $2 million of costs related to asset impairments, the present value of operating lease obligations
(PVOL) and other unit closing costs. On a year-to-date basis, Real Estate and Other was a credit of $22 million, which consisted of $17 million of income for ongoing real estate operations, a $2 million credit related to other corporate items and $5 million of gains on the sale of closed units, which were partially offset by $2 million of costs related to asset impairments, PVOL and other unit closing costs.

Real Estate and Other for the second quarter of 2005 was a credit of $14 million, which consisted of $8 million of income from ongoing real estate operations and $8 million of gains on the sale of closed units, which were partially offset by $2 million of costs related to asset impairments, PVOL and other unit closing costs. For the first half of 2005, Real Estate and Other was a credit of $36 million, which consisted of $17 million of income from ongoing real estate operations, $22 million of gains on the sale of closed units, primarily a vacant merchandise processing facility and $3 million of costs related to asset impairments, PVOL and other unit closing costs.

Income Taxes
The Company's effective income tax rate for continuing operations was 28.2% for the second quarter of 2006, compared with 33% for the second quarter of 2005. For the first half of 2006, the Company's effective income tax rate for continuing operations was 34.4%, compared with 34.9% for the first half of 2005. The effective tax rate decreased due to the release of $26 million of federal income tax reserves due primarily to the expiration of the statute of limitations on prior years. Management expects a more normalized tax rate of approximately 38.5% in the third and fourth quarters, resulting in an effective tax rate for the full year 2006 of approximately 37%.

Merchandise Inventory
---------------------

Merchandise inventory was relatively flat at $3,461 million as of July 29, 2006, compared to $3,445 million at July 30, 2005. Merchandise inventory was $3,210 million at January 28, 2006. Inventory at the end of the second quarter of 2006 was in line with plan, reflecting a good balance between fashion and basic merchandise, with less seasonal clearance than last year. A modest increase in inventory is planned in the third quarter 2006 to correlate with the planned openings of 25 new stores. With new systems and its network of store distribution centers, the Company has continued to enhance its ability to allocate and flow merchandise to stores in-season by recognizing sales trends earlier and adjusting receipts, replenishing individual stores based on rates of sale and consistently providing high in-stock levels in basics and advertised items. This continued improvement of inventory management has helped to drive more profitable sales. With the elimination of global trade quotas on apparel and textiles, the Company expects to concentrate production of private brand merchandise in fewer countries and with fewer manufacturers. On an ongoing basis, the Company develops contingency plans to provide for alternate sources for product in order to ensure uninterrupted access to merchandise. Cost reductions will allow the Company to invest in higher quality merchandise and thereby improve the value proposition to the Company's target customer.


Financial Goals
---------------

The Company's financial strategy will continue to focus on opportunities to deliver value to stockholders, strengthen the Company's financial position and improve its credit profile. In order for the Company to achieve its objective of becoming a leader in performance and execution, long-range planning targets have been established related to operating financial goals, key financial metrics, cash flow, credit ratings, dividends and earnings per share growth. As announced at the April 2006 Analyst Meeting, the Company's long range plan includes certain financial targets, strategic store growth and private brand initiatives and programs such as the $750 million common stock repurchase program for 2006 and a competitive dividend, including the recent increase in quarterly dividends from $0.125 per share to $0.18 per share, beginning with the May 1, 2006 quarterly dividend. Financial targets include comparable department store sales increases in the low single digits, Direct sales increases in the low to mid single digits, gross margin approximating 40% of sales, SG&A expenses under 30% of sales, an operating profit margin of 10% to 10.5% of sales by 2009 and annual EPS growth of approximately 16% over the 2006 to 2009 period. The Company's progress toward achieving its operating financial goals could be impacted by various risks, which are discussed in the Company's 2005 10-K.


Liquidity and Capital Resources
-------------------------------

The Company ended the second quarter with approximately $2.4 billion in cash and short-term investments, which represented approximately 69% of the $3.5 billion of outstanding long-term debt, including current maturities. Cash and short-term investments included restricted short-term investment balances of $56 million as of July 29, 2006, which are pledged as collateral for a portion of the casualty insurance program liabilities. From July 30, 2006 to September 5, 2006, the Company used $220 million of cash and short-term investments to complete the current $750 million common stock repurchase program. The Company's next scheduled  long-term  debt  maturity  is in  April  2007 and  approximates  $325 million.

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a maximum ratio of Funded Indebtedness to

Consolidated EBITDA (Leverage Ratio, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than 3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a minimum ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense (Fixed Charge Coverage Ratio, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0. As of July 29, 2006, the Company's Leverage Ratio was 1.7 to 1.0, and its Fixed Charge Coverage Ratio was 6.1 to 1.0, both in compliance with the requirements.

Cash Flows
The following is a summary of the Company's cash flows from operating, investing and financing activities:

($ in millions)
                                                         26 weeks ended
                                                  ------------------------------
                                                     July 29,          July 30,
                                                        2006              2005
                                                  ------------     -------------
Net cash provided by/ (used in):
  Operating activities                                $  179          $    213
  Investing activities                                  (312)               77
  Financing activities                                  (483)           (1,395)
  Cash (paid) for discontinued operations(1)             (26)             (159)
                                                  ------------     -------------
Net (decrease) in cash and short-term investments     $ (642)         $ (1,264)
                                                  ============     =============

(1) See the Company's Consolidated Statements of Cash Flows on page 4 for a breakdown of cash (paid) for discontinued operations among operating, investing and financing activities.

Cash Flow from Operating Activities
While cash flows from operating activities were positively impacted in the first half of 2006 by improved operating performance and timing differences related to inventory purchases, operating cash flows were reduced by higher income tax payments and higher cash contributions to the Company's 401(k) savings plan.

Cash Flow from Investing Activities
Capital expenditures were $323 million for the first half of 2006, compared with $233 million for the first half of 2005. Capital spending was principally for new stores, store renewals and modernizations and new point-of-sale technology. The Company completed the implementation of the new point-of-sale technology in all of its stores during the second quarter of 2006. Management continues to expect total capital expenditures for the full year to be in the area of $800 million.

In the first half of 2006, the Company opened three new stores, including one relocation. Twenty-five new store openings, including 9 relocations, are planned for the third quarter of 2006. As announced in April, the Company expects to accelerate its store growth with plans to open 50 stores annually during 2007 to 2009, representing annual square footage growth of approximately 3%. New stores will be primarily in the off-mall format. Combined with planned new store openings for 2006, this would result in over 175 new stores by 2009.

Proceeds from the sale of closed units were $11 million for the first half of 2006, compared with $27 million for the first half of 2005.

In the second quarter of 2005, cash proceeds of $283 million were received from the sale of the Company's interest in Renner, a Brazilian department store chain.

Cash Flow from Financing Activities
For the first half of 2006, cash payments for long-term debt, including capital leases, totaled $7 million. During the first half of 2005, such payments totaled $466 million and also included premiums and commissions paid by the Company related to its debt reduction program, which is discussed on page 28.

During the first half of 2006, the Company repurchased 8.0 million shares of common stock for $530 million, $14 million of which was settled subsequent to the end of the second quarter. During the first half of 2005, the Company repurchased 20.2 million shares of common stock for $1,026 million, $59 million of which was settled subsequent to the end of the second quarter. In addition, $51 million of cash was paid during the first quarter of 2005 for settlement of 2004 share repurchases. Common stock is retired on the same day it is repurchased, and the related cash settlements are completed on the third business day following the repurchase.

Proceeds from the exercise of stock options were $78 million and $118 million for the first half of 2006 and 2005, respectively.

Excess tax benefits from stock options exercised were $33 million and $40 million for the first half of 2006 and 2005, respectively.

As authorized by the Board of Directors (Board), the Company paid quarterly dividends of $0.18 per share of common stock, or $42 million in total, on May 1, 2006 and $0.125 per share of common stock, or $29 million in total, on February 1, 2006. For the first half of 2005, the Company paid quarterly dividends of $0.125 per share of common stock on May 2, 2005 and February 1, 2005, or $34 million and $35 million in total, respectively. Dividends are paid to stockholders of record as of the 10th day of the month preceding the dividend payment date, or the immediately preceding business day if the 10th falls on a Saturday or Sunday. Dividends are paid when, as and if declared by the Board.

For the remainder of 2006, management believes that cash flow generated from operations, combined with existing cash and short-term investments will be adequate to execute the remainder of the $750 million common stock repurchase program and fund capital expenditures, working capital and dividend payments, and, therefore, no external funding will be required. While at the present time, management does not expect to access the capital markets for any external financing for the remainder of 2006, it may on an opportunistic basis.
Management believes that the Company's financial position will continue to provide the financial flexibility to support its strategic plan. The Company's cash flows may be impacted by many factors, including the competitive conditions in the retail industry and the effects of the current economic environment and consumer confidence. Based on the nature of the Company's business, management considers the above factors to be normal business risks.

Based on improvements in the capital structure, the Company's related liquidity and coverage metrics, the Company's improved operating performance and generation of free cash flow, both Standard & Poor's Ratings Services and Moody's Investors Service, Inc. raised the Company's credit ratings to investment grade during the first quarter of 2006. In April 2006, Standard & Poor's raised its credit rating on the Company's long-term corporate credit and senior unsecured debt from BB+ to an investment grade rating of BBB-, and in February 2006, Moody's raised its corporate family debt rating, as well as its senior unsecured credit rating for the Company, from Ba1 to an investment grade rating of Baa3. In October 2005, Fitch Ratings raised its credit rating on the Company's senior unsecured notes and debentures and its $1.2 billion 2005 Credit Facility from BB+ to BBB-, an investment grade credit rating. As of the end of the second quarter of 2006, all three credit rating agencies have an outlook of "Stable" on the Company's credit ratings.

Additional liquidity strengths include the 2005 Credit Facility discussed previously. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $138 million as of the end of the second quarter of 2006, have been, or are expected to be, made under this facility.

Free Cash Flow from Continuing Operations

($ in millions)                                                                     26 weeks ended
                                                                         -------------------------------------
                                                                              July 29,           July 30,
                                                                                2006               2005
                                                                         ----------------    -----------------
Net cash provided by operating activities (GAAP)                               $  179             $  213
Less:
   Capital expenditures                                                          (323)              (233)
   Dividends paid                                                                 (71)               (69)
Plus:
   Proceeds from sale of assets                                                    11                 27
                                                                         ----------------    -----------------
Free cash flow from continuing operations (non-GAAP measure)                   $ (204)            $  (62)
                                                                         ================    =================


In addition to cash flow from operating activities, management evaluates free cash flow from continuing operations, an important financial measure that is widely used by investors, the rating agencies and banks. Free cash flow from continuing operations is defined as cash provided by operating activities less dividends and capital expenditures, net of proceeds from the sale of assets. The Company's calculation of free cash flow may differ from that used by other companies, and therefore, comparability may be limited. While free cash flow is a non-GAAP financial measure, it is derived from components of the Company's consolidated GAAP cash flow statement.

Management believes free cash flow from continuing operations is important in evaluating the Company's financial performance and measuring the ability to generate cash without incurring additional external financing. Positive free cash flow generated by a company indicates the amount of cash available for reinvestment in the business or cash that can be returned to investors through increased dividends, stock repurchase programs, debt retirements or a combination of these. Conversely, negative free cash flow indicates the amount of cash that must be raised from investors through new debt or equity issues, reduction in available cash balances or a combination of these. Based on the seasonality of the Company's business, cumulative free cash flow is generally negative the first three quarters of the year and becomes positive in the fourth quarter.

For the first half of 2006, free cash flow from continuing operations was in line with management's expectations, reflecting a deficit of $204 million, compared to a deficit of $62 million for the comparable 2005 period. The decrease in free cash flow was due to higher payments related to income taxes, higher cash contributions to the Company's 401(k) savings plan and the planned increase in capital expenditures. The Company continues to track toward its plan to generate approximately $200 million of positive free cash flow for the full year of 2006. Such plan takes into account a potential $300 million pre-tax voluntary qualified pension plan contribution. The actual decision to make a contribution and amount of any such contribution in 2006 is subject to market conditions, the funded status of the plan, the level of free cash flow and general economic trends. New pension legislation was enacted in August 2006 that provides the Company enhanced flexibility to consider additional discretionary pension contributions in 2006 and beyond.

2006 Common Stock Repurchase Program
------------------------------------

In February 2006, the Board authorized a common stock repurchase program of $750 million, which is being funded with 2005 free cash flow and cash proceeds from the exercise of employee stock options. During the second quarter of 2006, the Company repurchased 8.0 million shares of common stock for $530 million. The current repurchase program was completed on September 5, 2006.

Common Stock Outstanding
During the first half of 2006, the number of outstanding shares of common stock changed as follows:

                                                              Outstanding
(in millions)                                                Common Shares
                                                        ------------------------
Balance as of January 28, 2006                                             233
Exercise of stock options                                                    2
Common stock repurchased and retired                                        (8)
                                                        ------------------------
Balance as of July 29, 2006                                                227
                                                        ========================

2005 and 2004 Equity and Debt Reduction Programs
------------------------------------------------

Common Stock Repurchases
The Company repurchased 12.5 million shares of common stock at a cost of $666 million during the second quarter of 2005 and 20.2 million shares of common stock at a cost of $1,026 million during the first half of 2005.

Under the Company's 2005 and 2004 common stock repurchase programs, which were completed in the fourth quarter of 2005, a total of 94.3 million shares were repurchased at a cost of $4.15 billion. Common stock was retired on the same day it was repurchased, with the excess of the purchase price over the par value being allocated between Reinvested Earnings and Additional Paid-In Capital.

Debt Reduction
The Company's 2005 and 2004 debt reduction programs, which were completed by the end of the second quarter of 2005, consisted of approximately $2.14 billion of debt retirements. The 2005 debt retirements included $194 million and $56 million of open-market debt repurchases in the first and second quarters of 2005, respectively and the payment of $193 million of long-term debt at the scheduled maturity date in May 2005. The Company incurred pre-tax charges of $18 million in 2005 related to early debt retirements ($13 million and $5 million respectively, in the first and second quarters).


Accounting for Stock-Based Compensation
---------------------------------------

The Company has a stock-based compensation plan that provides for grants to associates and non-employee directors of the Company of stock awards (restricted or unrestricted stock or units), stock appreciation rights or options to purchase the Company's common stock. Annual stock options and restricted stock awards are granted according to a pre-established calendar. The number of options and awards is fixed at the grant date, and the exercise price of stock options is set at the opening market price of the Company's common stock on the date of grant. Effective January 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), "Share-Based Payment" (SFAS No. 123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company did not adjust prior year financial statements under the optional modified retrospective method of application.

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

Stock-Based Compensation Cost

($ in millions)                                          13 weeks ended                  26 weeks ended
                                                   ---------------------------     ----------------------------
                                                     July 29,       July 30,         July 29,         July 30,
                                                       2006           2005              2006            2005
                                                   ------------  -------------     --------------  ------------
Stock awards (units and stock) (1)                      $ 10          $  -             $ 12             $  3
Stock options (2)                                          5             5               10               24
                                                   ------------  -------------     --------------  ------------
   Total stock-based compensation cost                  $ 15          $  5             $ 22             $ 27
                                                   ============  =============     ==============  ============
Total income tax benefit recognized in the
     Consolidated Statement of Operations for
     stock-based compensation arrangements              $  6          $  3              $ 8             $ 11
                                                    ------------  -------------     --------------  ------------

(1)  Stock  award  cost  for  2006  reflects   recognition  of  the  March  2006
performance-based restricted stock awards over the service periods during which each tranche of shares is earned.

(2) Stock option cost for the first half of 2005 reflected the early adoption of SFAS No. 123R.

As of July 29, 2006, there was $36 million and $42 million of compensation cost not yet recognized or earned related to stock options and associate restricted stock (share and unit) awards, respectively. These expenses related to stock options and associate restricted stock (share and unit) awards are expected to be recognized as earned over a weighted-average period of 1.2 years.


Retirement and Medical Benefit Plans
------------------------------------

As part of the Company's long range plan, a project was initiated to review the Company's employee benefit programs, including the pension, savings and medical plans. The overarching goal was to provide competitive benefits that are cost effective for both the Company and its associates, while achieving one of the key strategies of making JCPenney a great place to work. As a result of this review, in April 2006, the Company's Board of Directors approved several benefit plan changes. These changes include replacing the current Company matching contribution of 4.5% of available profits with a fixed Company matching contribution of 50 cents on each dollar contributed up to 6% of pay to the Company's 401(k) defined contribution plan. The Company will retain the flexibility to make an additional discretionary matching contribution each fiscal year end. In addition, the Company will establish a new retirement account, within the savings plan, for new associates in lieu of participation in the Company's existing defined benefit pension plan (pension plan), which will remain in place for associates hired on or prior to December 31, 2006. Finally, medical benefits for active associates will be modified to increase the percentage of costs borne by the Company. These benefit plan changes were communicated to associates in May 2006 and will be effective beginning in 2007. See further discussion in Note 11.

These benefit plan changes will not have an impact on fiscal year 2006 retirement benefit and medical plan expenses. Going forward, the aggregate impact is not expected to have a material impact on the Company's financial condition, liquidity, or results of operations.

As reported in the Company's 2005 10-K, the Company's existing pension plan remains well funded with the fair value of assets exceeding the projected benefit obligation by $518 million as of year-end 2005. While well funded, the Company's pension plan is subject to the impact of market and interest rate volatility.


Critical Accounting Policies
-----------------------------

Management's discussion and analysis of its financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates estimates used, including those related to inventory valuation under the retail method; valuation of long-lived assets; estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies and pension accounting. Actual results may differ from these estimates under different assumptions or conditions. For a further discussion of the judgments management makes in applying its accounting policies, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in the 2005 10-K.


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


Seasonality
-------------

The results of operations and cash flows for the 13 and 26 weeks ended July 29, 2006 are not necessarily indicative of the results for the entire year. The Company's annual earnings depend to a great extent on the results of operations for the last quarter of its fiscal year when a significant portion of the Company's sales and profits are recorded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the normal course of business due to changes in interest rates. The Company's market risks related to interest rates at July 29, 2006 are similar to those disclosed in the 2005 10-K.


Item 4. Controls and Procedures.

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of
1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Quarterly Report is made known to them by others on a timely basis. There were no changes in the Company's internal control over financial reporting during the Company's second quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company's current view of future events and financial performance. The words expect, plan, anticipate, believe, intent, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, including the price and availability of oil and natural gas, changes in interest rates, changes in management, retail industry consolidations, government activity and acts of terrorism or war. Please refer to the Company's 2005 Annual Report on Form 10-K and subsequent filings for a further discussion of risks and uncertainties. The Company intends the forward-looking statements in this Quarterly Report on Form 10-Q to speak only at the time of its filing and does not undertake to update or revise these forward-looking statements as more information becomes available.

                           PART II - OTHER INFORMATION


Item 1A. Risk Factors.

There have been no material  changes to the risk factors set forth under Part I,
Item 1A of the 2005 Form 10-K and Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the period ended April 29, 2006.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     (c) Issuer Purchases of Securities

     The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company's common stock during the quarter ended July 29, 2006:

                                                                     Total Number of       Maximum Approximate
                                                                          Shares             Dollar Value of
                                                                       Purchased as        Shares that May Yet
                                  Total Number                           Part of            Be Purchased Under
                                    of Shares         Average            Publicly              the Plans or
                                    Purchased        Price Paid      Announced Plans           Programs (in
           Period                 During Period      Per Share         or Programs              millions)
-----------------------------     --------------    -------------    -----------------     ---------------------

April 30, 2006 through
June 3, 2006                                  -          $     -                    -                   $ 750

June 4, 2006 through
July 1, 2006                          3,134,400          $ 66.85            3,134,400                   $ 540

July 2, 2006 through
July 29, 2006                         4,884,600          $ 65.54            4,884,600                   $ 220
                                  --------------                     -----------------

  Total                               8,019,000                             8,019,000
                                  ==============                     =================


In February 2006, the Board of Directors approved a new common stock repurchase program of up to $750 million. This program, which the Company announced on February 16, 2006, was completed on September 5, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of the Company was held on May 19, 2006, at which the four matters described below were submitted to a vote of stockholders, with the voting results as indicated.

1. Election of directors for a three-year term expiring at the Company's 2009 Annual Meeting of Stockholders:

        Nominee                           For                    Authority
                                                                 Withheld
     -----------------------         -------------           -----------------

     V. E. Jordan, Jr.                 167,878,968                34,261,347
     Burl Osborne                      190,584,740                11,555,575
     R. G. Turner                      187,521,945                14,618,370
     M. B. West                        190,370,322                11,769,993

     The following persons continue to serve as directors until the terms indicated.

         Term expiring at the 2007 Annual Meeting of Stockholders:
             Colleen C. Barrett
             M. Anthony Burns
             Maxine K. Clark
             Ann Marie Tallman

         Term expiring at the 2008 Annual Meeting of Stockholders:
             Thomas J. Engibous
             Kent B. Foster
             Leonard H. Roberts
             Myron E. Ullman, III

2. The Board of Directors' proposal regarding employment of KPMG LLP as auditors for the fiscal year ending February 3, 2007:

                                                                        Broker
            For                 Against             Abstain            Non-Votes
     ----------------       ------------        ------------      --------------
         194,575,833          5,590,628            1,973,854                  1

3.   The  Board  of  Directors'   proposal  to  amend  the  Company's   Restated
     Certificate  of  Incorporation  and  Bylaws  to  declassify  the  Board  of
     Directors:

                                                                        Broker
            For                 Against             Abstain            Non-Votes
     ----------------       ------------        ------------      --------------
          195,255,283          4,604,307           2,280,724                   2

4.   A stockholder proposal regarding executive compensation:


                                                                        Broker
            For                 Against             Abstain            Non-Votes
     ----------------       ------------        ------------      --------------
           26,779,005        155,542,573           3,469,235          16,349,503

Item 6.  Exhibits.

     Exhibit Nos.
     ------------

      3.1 Bylaws of the Company, as amended to July 21, 2006

     10.1 Form of Election to Receive Stock in Lieu of Cash Retainer(s) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 19, 2006)

     10.2 Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated May 19, 2006)

     10.3 Form of Notice of Change in the Amount of Fees  deferred  under the J.
          C. Penney Company, Inc. Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated May 19, 2006)

     10.4 Form of Notice of  Termination  of  Election  to Defer under the J. C.
          Penney Company, Inc. Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated May 19, 2006)

     10.5 Letter Agreement between J. C. Penney Company, Inc. and Catherine West (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 7, 2006)

     10.6 Summary  of   Non-Employee   Director   Compensation   for   2006-2007
          (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated July 25, 2006)

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












                                           J. C. PENNEY COMPANY, INC.

                                           By  /s/ W. J. Alcorn
                                              -----------------
                                            W. J. Alcorn
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)








Date: September 6, 2006