Form 10-Q
period 2006-10-28
J C PENNEY CO INC
filed 2006-12-06
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

or

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
224,981,300 shares of Common Stock of 50 cents par value, as of December 1, 2006.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

J. C. Penney Company, Inc.
Consolidated Statements of Operations
(Unaudited)

($ in millions, except per share data)	13 weeks ended		39 weeks ended

	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005

Retail sales, net	$4,781	$4,479	$13,239	$12,578
Cost of goods sold	2,742	2,605	7,803	7,494
Gross margin	2,039	1,874	5,436	5,084
Selling, general and administrative expenses	1,543	1,473	4,300	4,162
Net interest expense	36	41	102	130
Bond premiums and unamortized costs	-	-	-	18
Real estate and other (income)	(8)	(5)	(30)	(41)
Income from continuing operations
before income taxes	468	365	1,064	815
Income tax expense	182	131	387	288
Income from continuing operations	$286	$234	$677	$527
Income/(loss) from discontinued operations, net of income tax (benefit)/expense of $-, $-, $(1) and $28	1	-	(1)	10
Net income	$287	$234	$676	$537

Basic earnings per share:
Continuing operations	$1.27	$0.95	$2.93	$2.03
Discontinued operations	-	-	-	0.04
Net income	$1.27	$0.95	$2.93	$2.07

Diluted earnings per share:
Continuing operations	$1.26	$0.94	$2.90	$2.01
Discontinued operations	-	-	-	0.04
Net income	$1.26	$0.94	$2.90	$2.05

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. Penney Company, Inc.
Consolidated Balance Sheets
(Unaudited)

($ in millions)	Oct. 28,	Oct. 29,	Jan. 28,
	2006	2005	2006

Assets
Current assets
Cash and short-term investments
(including restricted balances of $57,
$65 and $65)	$1,976	$2,044	$3,016

Receivables	300	279	270

Merchandise inventory (net of LIFO
reserves of $24, $25 and $24)	4,275	4,229	3,210

Prepaid expenses	202	190	206

Total current assets	6,753	6,742	6,702

Property and equipment (net of accumulated
depreciation of $2,297, $2,250 and $2,097)	4,023	3,655	3,748

Prepaid pension	1,462	1,498	1,469

Other assets	580	498	542

Total Assets	$12,818	$12,393	$12,461

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. Penney Company, Inc.
Consolidated Balance Sheets
(Unaudited)

($ in millions, except per share data)	Oct. 28,	Oct. 29,	Jan. 28,
	2006	2005	2006
Liabilities and Stockholders’ Equity
Current liabilities
Trade payables	$1,806	$1,693	$1,171
Accrued expenses and other current liabilities	1,339	1,386	1,562
Current maturities of long-term debt	341	15	21
Income taxes payable	-	119	8
Total current liabilities	3,486	3,213	2,762

Long-term debt	3,112	3,454	3,444

Deferred taxes	1,252	1,293	1,287

Other liabilities	968	1,010	961

Total Liabilities	8,818	8,970	8,454

Stockholders' Equity
Common stock(1)	112	116	116

Additional paid-in capital	3,368	3,318	3,363

Reinvested earnings at beginning of year	512	812	812

Net income	676	537	1,088
Retirement of common stock	(578)	(1,253)	(1,263)
Dividends declared	(124)	(96)	(125)
Reinvested earnings at end of period	486	-	512

Accumulated other comprehensive income/(loss)	34	(11)	16

Total Stockholders’ Equity	4,000	3,423	4,007

Total Liabilities and Stockholders’ Equity	$12,818	$12,393	$12,461

(1) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. As of October 28, 2006, October 29, 2005 and January 28, 2006, 225 million shares, 232 million shares and 233 million shares were issued and outstanding, respectively.

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. Penney Company, Inc. Consolidated Statements of Cash Flows (Unaudited)
	39 weeks ended
	Oct. 28,	Oct. 29,
($ in millions)	2006	2005
		(Revised)
Cash flows from operating activities:
Net income	$676	$537
Loss/(income) from discontinued operations	1	(10)
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments, PVOL and other unit closing costs	3	7
Depreciation and amortization	274	271
Net gains on sale of assets	(5)	(24)
Benefit plans expense	26	57
Stock-based compensation	37	32
Tax benefits on stock options exercised	4	-
Deferred taxes	2	38
Change in cash from:
Receivables	(27)	(69)
Inventory	(1,066)	(1,087)
Prepaid expenses and other assets	(23)	30
Trade payables	634	550
Current income taxes payable	(82)	26
Accrued expenses and other liabilities	(201)	(182)
Net cash provided by operating activities of continuing operations	253	176

Cash flows from investing activities:
Capital expenditures	(560)	(395)
Proceeds from the sale of discontinued operations	-	283
Proceeds from sale of assets	11	28
Net cash (used in) investing activities of continuing operations	(549)	(84)

Cash flows from financing activities:
Payments of long-term debt, including capital leases and bond premiums	(12)	(470)
Common stock repurchased	(750)	(2,161)
Common stock dividends paid	(113)	(101)
Proceeds from stock options exercised	104	125
Excess tax benefits on stock options exercised	35	46
Net cash (used in) financing activities of continuing operations	(736)	(2,561)

Cash flows from discontinued operations:
Operating cash flows	26	39
Investing cash flows	(34)	(183)
Financing cash flows	-	8
Total cash (paid for) discontinued operations	(8)	(136)
Net (decrease) in cash and short-term investments	(1,040)	(2,605)
Cash and short-term investments at beginning of year	3,016	4,649
Cash and short-term investments at end of period	$1,976	$2,044
The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

Notes to the Unaudited Interim Consolidated Financial Statements

1)	Summary of Significant Accounting Policies

A description of significant accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (the 2005 10-K). The accompanying unaudited Interim Consolidated Financial Statements present the results of J. C. Penney Company, Inc. and its subsidiaries (the Company or JCPenney) and should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2005 10-K.

The Company is a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and the Company was incorporated in Delaware in 2002, when the holding company structure was implemented. The holding company has no direct subsidiaries other than JCP, and has no independent assets or operations. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Stock-Based Compensation
The Company has a stock-based compensation plan that provides for grants of restricted and non-restricted stock awards (shares and units), stock appreciation rights or options to purchase the Company’s common stock to its associates and non-employee directors. Effective January 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS No. 123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company did not adjust prior year financial statements under the optional modified retrospective method of application.

The Company has elected to adopt the shortcut method provided in the Financial Accounting Standards Board’s (FASB’s) Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS No. 123R. The shortcut method includes simplified procedures for establishing the beginning balance of the pool of excess tax benefits (the APIC Tax Pool) and for determining the subsequent effect on the APIC Tax Pool and the Company’s Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards.

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

See Note 10 for additional discussion of the Company’s stock-based compensation.

Cash Flow Presentation
Beginning with the 2005 10-K, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations. In prior periods, these were reported on a combined basis as a single amount.

Effect of New Accounting Standards
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” For fiscal years ending after December 15, 2006, SFAS No. 158 requires companies to recognize the funded status of their defined benefit pension and postretirement plans directly on the consolidated balance sheet. For JCPenney, this requirement will be effective starting with the February 3, 2007 Consolidated Balance Sheet. The Company estimates that the adoption of SFAS No. 158 will result in a decrease of approximately $250 million, net of tax, to total stockholders’ equity. The Company does not expect these adjustments to impact compliance with its debt covenant requirements, and there will be no impact to the Company’s Consolidated Statements of Operations or Cash Flows. SFAS No. 158 will also require the Company to change its measurement date for its pension and other postretirement plans from October 31 to the fiscal year-end date in fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 will be effective as of the beginning of the Company’s fiscal 2008. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effect of prior year uncorrected misstatements should be evaluated when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantified error that is material in light of the relevant quantitative and qualitative factors. The provisions of SAB 108 are effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 by the Company is not expected to have a material impact on the financial position or operating results of the Company.

In July 2006, the FASB issued two related standards that address accounting for income taxes: FASB Interpretation No.48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” and FASB Staff Position (FSP) FAS 13-2, “Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” Among other things, FIN 48 requires applying a “more likely than not” threshold to the recognition and derecognition of tax positions, while FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The new guidance will be effective for the Company as of the beginning of 2007. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its financial position, results of operations and cash flows. FSP FAS 13-2 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” FSP FAS 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period to be treated as rental expense, as opposed to capitalizing them as a part of the building or leasehold improvement. As required by this FSP, beginning in the first quarter of 2006, the Company no longer capitalizes rental costs incurred during the construction period. The adoption of FSP No. FAS 13-1, which was on a prospective basis, did not have a significant effect on the Company’s consolidated financial statements.

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

Eckerd Drugstores
On July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations to the Jean Coutu Group (PJC) Inc. and CVS Corporation and CVS Pharmacy, Inc. (together, CVS). During the first nine months of 2006, the Company recorded a $1 million after-tax charge relating to the Eckerd sale, primarily related to taxes payable resulting from a state sales tax audit. Through the third quarter of 2006, the cumulative loss on the Eckerd sale was $716 million pre-tax, or $1,331 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company’s previous drugstore acquisitions were largely tax-free transactions.

The net cash proceeds of approximately $3.5 billion from the Eckerd sale, which closed in the second quarter of 2004, were used for common stock repurchases and debt reduction, which are more fully discussed in Note 4.

Upon closing on the sale of Eckerd, the Company established reserves for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment, and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets and environmental indemnifications. Management continues to review and update the remaining reserves on a quarterly basis and believes that the overall reserves, as adjusted, are adequate as of October 28, 2006 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company’s Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations, with tax payments included in operating cash flows and any other payments included in investing cash flows.

The Company engaged a third-party real estate firm to assist it in disposing of the Colorado and New Mexico properties. As of October 28, 2006, most of the properties had been disposed of or subleased, and the Company is working through disposition plans for the remaining properties.

JCP assumed sponsorship of the Pension Plan for Former Drugstore Associates and various other nonqualified retirement plans and programs.  JCP further assumed all severance obligations and post-employment health and welfare benefit obligations under various Eckerd plans and employment and other specific agreements.  JCP has either settled the obligations in accordance with the provisions of the applicable plan or program or determined in most other cases to terminate the agreements, plans or programs and settle the underlying benefit obligations.  On June 20, 2005, the Board of Directors of JCP approved the termination of JCP’s Pension Plan for Former Drugstore Associates. Plan assets were distributed by the purchase of an annuity contract with a third party insurance company effective as of June 13, 2006.

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

The Company’s financial statements reflect Renner and Eckerd as discontinued operations for all periods presented. Results of the discontinued operations are summarized below:

Discontinued Operations

($ in millions)	13 weeks ended		39 weeks ended
	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005
Gain/(loss) on sale of Eckerd, net of income tax (benefit) of $-, $-, $(1) and $(13)	$1	$-	$(1)	$5
Renner income from operations, net of income tax expense of $-, $-, $- and $4	-	-	-	7
(Loss) on sale of Renner, net of income tax expense of $-, $-, $- and $34	-	-	-	(8)
Other discontinued operations, net of income tax expense of $-, $-, $- and $3	-	-	-	6
Total income/(loss) from discontinued operations	$1	$-	$(1)	$10

Included in the Renner income from operations amount provided above were net sales of $187 million for the first nine months of 2005.

3)	2006 Common Stock Repurchase Program

In September, the Company completed the $750 million common stock repurchase program that had been authorized by the Company’s Board of Directors (Board) in February 2006. The program was funded with cash proceeds from employee stock option exercises and existing cash and short-term investment balances. During the third quarter of 2006, the Company repurchased 3.3 million shares of common stock for $220 million. In total, 11.3 million shares were repurchased under this program.

Common stock was retired on the same day it was repurchased, with the excess of the purchase price over the par value allocated between Reinvested Earnings and Additional Paid-In Capital.

Common Stock Outstanding
During the first nine months of 2006 and 2005, the number of outstanding shares of common stock changed as follows:

	39 weeks ended
(in millions)	Oct. 28, 2006	Oct. 29, 2005
Shares outstanding at beginning of year	233	271
Exercise of stock options	3	5
Common stock repurchased and retired	(11)	(44)
Shares outstanding at end of period	225	232

4) 2005 and 2004 Equity and Debt Reduction Programs

By the end of 2005, the Company had completed its 2005 and 2004 equity and debt reduction programs. The Company used the approximate $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of the shares of Renner, cash proceeds from the exercise of employee stock options and existing cash and short-term investment balances to fund the programs, which consisted of common stock repurchases, debt reduction and redemption, through conversion to common stock, of all outstanding shares of the Company’s Series B ESOP Convertible Preferred Stock.

Common Stock Repurchases
The Company repurchased 23.8 million shares of common stock at a cost of approximately $1.2 billion during the third quarter of 2005 and 44.0 million shares of common stock at a cost of approximately $2.2 billion during the first nine months of 2005.

The Company’s 2005 and 2004 common stock repurchase programs totaled $4.15 billion and were completed in the fourth quarter of 2005. In total, 94.3 million shares were repurchased under these programs.

Debt Reduction
The Company’s 2005 and 2004 debt reduction programs, which were completed by the end of the second quarter of 2005, consisted of approximately $2.14 billion of debt retirements. The 2005 debt retirements included $194 million and $56 million of open-market debt repurchases in the first and second quarters of 2005, respectively, and the payment of $193 million of long-term debt at the scheduled maturity date in May 2005. The Company incurred pre-tax charges of $18 million in the first half of 2005 related to these early debt retirements.

5) Earnings per Share

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

Income from continuing operations and shares used to compute EPS from continuing operations, basic and diluted, are reconciled below:

(in millions, except EPS)	13 weeks ended		39 weeks ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005
Earnings:
Income from continuing operations, basic and
diluted	$286	$234	$677	$527

Shares:
Average common shares outstanding (basic shares)	225	246	231	260
Adjustment for assumed dilution:
Stock options and restricted stock units	3	3	2	2
Average shares assuming dilution (diluted shares)	228	249	233	262

EPS from continuing operations:
Basic	$1.27	$0.95	$2.93	$2.03
Diluted	$1.26	$0.94	$2.90	$2.01

The following potential shares of common stock were excluded from the EPS calculation because their effect would be anti-dilutive:

(shares in millions)	13 weeks ended		39 weeks ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005
Stock options	1	4	1	4

6) Cash and Short-Term Investments

($ in millions)	Oct. 28,	Oct. 29,	Jan. 28,
	2006	2005	2006
Cash	$135	$123	$109
Short-term investments	1,841	1,921	2,907
Total cash and short-term investments	$1,976	$2,044	$3,016

Restricted Short-Term Investment Balances
Short-term investments include restricted balances of $57 million, $65 million and $65 million as of October 28, 2006, October 29, 2005 and January 28, 2006, respectively. Restricted balances are pledged as collateral for a portion of casualty insurance program liabilities.

7) Supplemental Cash Flow Information

($ in millions)	39 weeks ended
	Oct. 28, 2006	Oct. 29, 2005
Total interest paid	$256	$300
Less: interest paid attributable to discontinued operations	-	6
Interest paid by continuing operations	$256	$294	(1)

Interest received by continuing operations	$102	$86

Total income taxes paid	$412	$200
Less: income taxes (received) attributable to discontinued operations	(27)	(52)
Income taxes paid by continuing operations	$439	$252

(1) Includes cash paid for bond premiums and commissions of $15 million.

8) Credit Agreement

On April 7, 2005, the Company, JCP and J. C. Penney Purchasing Corporation entered into a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent.

The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a Leverage Ratio (a ratio of Funded Indebtedness to Consolidated EBITDA, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than 3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a Fixed Charge Coverage Ratio (a ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0. As of October 28, 2006, the Company’s Leverage Ratio was 1.6 to 1.0, and its Fixed Charge Coverage Ratio was 6.4 to 1.0, both in compliance with the requirements.

No borrowings, other than the issuance of standby and import letters of credit, which totaled $129 million as of the end of the third quarter of 2006, have been made under the 2005 Credit Facility.

9) Comprehensive Income and Accumulated Other Comprehensive Income/(Loss)

Comprehensive Income
($ in millions)	13	weeks	ended	39	weeks	ended
	Oct. 28,		Oct. 29,	Oct. 28,		Oct. 29,
	2006		2005	2006		2005
Net income	$287		$234	$676		$537
Other comprehensive income/(loss):
Net unrealized gains/(losses) in real estate investment trusts	19		(25)	18		17
Reclassification adjustment for currency translation loss included in discontinued operations	-		-	-		83
Other comprehensive income from discontinued operations	-		-	-		21
	19		(25)	18		121
Total comprehensive income	$306		$209	$694		$658

Accumulated Other Comprehensive Income/(Loss)

($ in millions)	Oct. 28,	Oct. 29,	Jan. 28,
	2006	2005	2006
Net unrealized gains in real estate investment trusts(1)	$136	$91	$118
Nonqualified retirement plan minimum liability adjustment(2)	(102)	(102)	(102)
Accumulated other comprehensive income/(loss)	$34	$(11)	$16

(1) Shown net of a deferred tax liability of $74 million, $49 million and $64 million as of October 28, 2006, October 29, 2005 and January 28, 2006, respectively.
(2) Shown net of a deferred tax asset of $65 million, $66 million and $65 million as of October 28, 2006, October 29, 2005 and January 28, 2006, respectively.

10) Stock-Based Compensation

In May 2005, the Company’s stockholders approved the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (2005 Plan), which reserved an aggregate of 17.2 million shares of common stock for issuance to associates and non-employee directors. The 2005 Plan replaced the Company’s 2001 Equity Compensation Plan (2001 Plan), and since June 1, 2005, all grants have been made under the 2005 Plan. The 2005 Plan provides for grants to associates of options to purchase the Company’s common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to non-employee members of the Board of Directors. As of October 28, 2006, 15.0 million shares of stock were available for future grants.

Annual awards of stock options and restricted stock awards are granted according to a pre-established calendar and typically vest over periods ranging from one to three years. The number of option shares and awards is fixed at the grant date, and the exercise price of stock options is set at the opening market price of the Company’s common stock on the date of grant. The 2005 Plan does not permit awarding stock options below grant-date market value nor does it allow any repricing subsequent to the date of grant. Options have a maximum term of 10 years. Over the past three years, the Company’s annual stock option and restricted stock award grants have averaged about 1.3% of total outstanding stock. The

Company issues new shares upon the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-Based Compensation Cost

($ in millions)	13 weeks ended		39 weeks ended
	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005
Stock awards (shares and units)	$9	$1	$21	$4
Stock options	6	4	16	28
Total stock-based compensation cost	$15	$5	$37	$32

Total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements	$6	$2	$14	$13

Stock Options
As of October 28, 2006, options to purchase 9.0 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 4.0%. The closing stock price of $76.25 as of October 28, 2006 exceeded the price of all stock options outstanding.

The following table summarizes stock options outstanding as of October 28, 2006, as well as activity during the nine months then ended:

(shares in thousands)	Options	Weighted-Average Exercise Price
Outstanding at January 28, 2006	10,628	$37
Granted	1,822	61
Exercised	(3,166)	33
Forfeited or expired	(241)	49
Outstanding at October 28, 2006	9,043	$43

Exercisable at October 28, 2006	4,630	$38

As of October 28, 2006, unrecognized and unearned compensation expense for stock options, net of estimated forfeitures, was $35 million, which will be recognized as expense over the remaining vesting period, which has a weighted-average period of approximately 1.2 years.

Stock Awards
The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) to associates and non-employee directors.

Associate Stock Awards
The following is a summary of the status of the Company’s associate restricted stock awards as of October 28, 2006 and activity during the nine months then ended:

(shares in thousands)	Stock Awards	Weighted- Average Grant Date Fair Value
Nonvested at January 28, 2006	452	$39
Granted	508	61
Vested	(51)	25
Forfeited	(3)	34
Nonvested at October 28, 2006	906	$52

On March 22, 2006, the Company granted approximately 400,000 performance-based restricted stock unit awards to associates, representing the annual grant under the 2005 Plan. The performance unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2006 earnings per share (defined as per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee of the Board). A payment of 100% of the target award would be achieved at earnings per share of $4.26. In addition to the performance requirement, the award also includes a time-based vesting requirement, under which one-third of the earned performance unit award vests on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time. Upon vesting, the performance units will be paid out in shares of JCPenney common stock.

As of October 28, 2006, there was $46 million of compensation cost not yet recognized or earned related to associate stock awards. That cost is expected to be recognized over the remaining vesting period, which has a weighted-average term of approximately 1.2 years.

Non-Employee Director Stock Awards
Restricted stock units granted to non-employee directors are expensed when granted since the recipients have the right to receive the shares upon a qualifying termination of service in accordance with the grant. During the second quarters of 2006 and 2005, the Company granted 17,710 and 13,000 of such restricted stock units, respectively. No such awards were granted in the third or first quarters of 2006 or 2005.

11) Retirement Benefit Plans

Net Periodic Benefit Cost/(Credit)
The components of net periodic benefit cost/(credit) for the qualified and nonqualified pension plans and the postretirement plans for the 13 weeks ended October 28, 2006 and October 29, 2005 are as follows:

	Pension Plans
($ in millions)	Qualified		Supplemental (Nonqualified)		Postretirement Plans
	13 weeks ended		13 weeks ended		13 weeks ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005	2006	2005
Service cost	$23	$22	$-	$-	$-	$1
Interest cost	53	51	6	7	1	2
Expected return on plan assets	(92)	(83)	-	-	-	-
Net amortization	18	26	5	5	(7)	(8)
Net periodic benefit cost/(credit)	$2	$16	$11	$12	$(6)	$(5)

The components of net periodic benefit cost/(credit) for the qualified and nonqualified pension plans and the postretirement plans for the 39 weeks ended October 28, 2006 and October 29, 2005 are as follows:

	Pension Plans
($ in millions)	Qualified		Supplemental (Nonqualified)		Postretirement Plans
	39 weeks ended		39 weeks ended		39 weeks ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005	2006	2005
Service cost	$70	$55	$1	$1	$1	$2
Interest cost	159	124	17	14	2	4
Expected return on plan assets	(278)	(202)	-	-	-	-
Net amortization	56	63	14	10	(22)	(17)
Net periodic benefit cost/(credit)	$7	$40	$32	$25	$(19)	$(11)

Employer Pension Contributions
The Company did not make a discretionary contribution to its qualified pension plan in 2005 due to the plan’s well-funded status and Internal Revenue Service rules limiting tax deductible contributions. In 2006, the Company does not expect to be required to make a contribution to its qualified pension plan. New pension legislation was enacted in August 2006 that would allow the Company to make additional discretionary contributions to the plan if so desired. Although no discretionary contributions have been made to the qualified pension plan during the first nine months of 2006, the Company has factored into its plan a discretionary contribution later in fiscal 2006. The actual decision to make a contribution and the amount of any contribution in 2006 will consider factors such as market conditions, the funded status of the plan, the level of cash and short-term investment balances and general economic trends.

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

Retirement Benefit Plan Changes
The Company provides retirement and other postretirement benefits to substantially all employees (associates). Retirement benefits are an important part of the Company’s total compensation and benefits program designed to attract and retain qualified and talented associates. The Company’s retirement benefit plans consist of a non-contributory qualified defined benefit pension plan (pension plan), non-contributory supplemental retirement and deferred compensation plans for certain management associates, a 1997 voluntary early retirement program, a contributory medical and dental plan and a 401(k) and employee stock ownership plan. These plans are discussed in more detail in the Company’s 2005 10-K. Associates hired or rehired on or after January 1, 2002 are not eligible for retiree medical or dental coverage.

Effective January 1, 2007, the Company is implementing certain changes to its retirement benefits. With respect to the 401(k) plan, all associates who have attained age 21 will be immediately eligible to participate in the plan. All eligible associates who have completed one year, and at least 1,000 hours, of service will be offered a fixed Company matching contribution of 50 cents on each dollar contributed up to 6% of pay. The Company may make an additional discretionary matching contribution each fiscal year end. This fixed plus discretionary match will replace the current Company contribution of an amount equal to 4.5% of available profits plus discretionary contributions. The vesting period for Company matching contributions under the 401(k) plan related to plan years ending after January 1, 2007 will be changed to full vesting after three years from the current five-year pro rata vesting.

The pension plan will be closed to associates hired or rehired on or after January 1, 2007. A replacement benefit will be provided to those associates in the form of a retirement account, a component of the defined contribution 401(k) plan, whereby the Company will contribute an amount equal to 2% of participants’ annual pay after one year of service. Participating associates will be fully vested after three years. Associates hired or rehired on or prior to December 31, 2006 will remain in the Company’s pension plan and continue to earn credited service.

12) Real Estate and Other (Income)/Expense

($ in millions)	13 weeks ended		39 weeks ended
	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005
Real estate operations	$(9)	$(8)	$(26)	$(25)
Net gains from sale of real estate	-	(1)	(5)	(23)
Asset impairments, PVOL and other unit closing costs	1	4	3	7
Other	-	-	(2)	-
Total	$(8)	$(5)	$(30)	$(41)

Real estate operations consist primarily of ongoing income from the Company’s real estate subsidiaries. In addition, net gains have been recorded from the sale of facilities and real estate that are no longer used in Company operations. Although there were no net gains from the sale of real estate for the third quarter of 2006, net gains from the sale of real estate for the first nine months of 2006 of $5 million were primarily from the sale of closed store locations. For the third quarter of 2005, net gains consisted of $1 million and related primarily to closed store locations, while gains for the first nine months of 2005 also included the sale of a vacant merchandise processing facility that became obsolete when the centralized network of store distribution centers was put into place by mid-2003.

13) Guarantees

As of October 28, 2006, JCP had guarantees totaling $44 million, which are described in detail in the 2005 10-K. These guarantees consist of: $11 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company’s Direct Marketing Services business and $13 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion, which presents the results of J. C. Penney Company, Inc. and its subsidiaries (the Company or JCPenney), should be read in conjunction with the Company’s consolidated financial statements as of January 28, 2006, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, all contained in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006 (the 2005 10-K).

This discussion is intended to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of the Company as a whole, as well as how certain accounting principles affect the Company’s financial statements. Unless otherwise indicated, all references to earnings per share (EPS) are on a diluted basis, and all references to years relate to fiscal years rather than to calendar years.

The Company is a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and the Company was incorporated in Delaware in 2002, when the holding company structure was implemented. The holding company has no direct subsidiaries other than JCP, and has no independent assets or operations. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee by the Company of certain of JCP’s outstanding debt securities is full and unconditional.

Key Items

•
EPS from continuing operations increased approximately 34% to $1.26 in the third quarter of 2006 from $0.94 in last year’s third quarter. There was no per share impact from discontinued operations on the third quarter of 2006 or 2005. Income from continuing operations on a dollar basis increased approximately 22% to $286 million in the third quarter of 2006, compared to $234 million last year.

For the first nine months of 2006, income from continuing operations increased to $677 million, or $2.90 per share, compared to $527 million, or $2.01 per share, for the first nine months of 2005. There was no per share impact from discontinued operations on the first nine months of 2006, but for the comparable 2005 period, discontinued operations added $10 million to net income, or $0.04 on a per share basis. EPS continued to benefit from the reduction in average shares outstanding as a result of the Company’s common stock repurchase program.

•	Operating profit increased approximately 24% to $504 million, or 10.5% of sales, for the third quarter of 2006, compared with $406 million, or 9.1% of sales, in the same quarter last year, an improvement of 140 basis points as a percent of sales. For the first nine months of 2006, operating profit increased approximately 21% to $1,166 million, or 8.8% of sales, compared with $963 million, or 7.7% of sales, in the first nine months of 2005.

	13 weeks ended		39 weeks ended
($ in millions)	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005
Gross margin	$ 2,039	$ 1,874	$ 5,436	$ 5,084
Selling, general and administrative (SG&A) expenses	1,543	1,473	4,300	4,162
Real estate and other (income)	(8)	(5)	(30)	(41)
Operating profit(1)	$ 504	$ 406	$ 1,166	$ 963
As a percent of sales	10.5%	9.1%	8.8%	7.7%

(1) Operating profit (gross margin less SG&A expenses, combined with Real Estate and Other) is the key measurement used by management to evaluate the financial performance of retail operations. Operating profit excludes Net Interest Expense and Bond Premiums and Unamortized Costs. Beginning with the third quarter of 2006, Real Estate and Other is included as a component of operating profit to better align with industry practice. All prior periods shown have been reclassified to reflect this presentation.

•
Total department store sales increased 7.0% and comparable department store sales increased 5.2% for the third quarter of 2006. This represented the fourteenth consecutive quarter of comparable department store sales gains. Direct (Internet/catalog) sales increased 5.3% for the third quarter of 2006, with the Internet channel increasing approximately 27%. In last year’s third quarter, Direct sales decreased 0.9%, with the Internet channel increasing over 25%. For the first nine months of 2006, total department store sales increased 5.5% and comparable department store sales increased 4.4%. Direct sales increased 4.0%, with the Internet channel sales increasing nearly 25% for the first nine months of 2006.

•
The Company accelerated its new store growth by opening 25 new stores in the third quarter with 22 in the off-mall format. The new store openings support a key element of the Company’s long range plan - to make JCPenney an “easy and exciting place to shop” - by providing customers with an enhanced shopping experience in additional convenient locations. This brings the total new stores opened during the year to 28. On a net basis, the Company has opened 18 new stores in 2006.

•
During the third quarter of 2006, the Company repurchased 3.3 million shares of common stock for $220 million, completing the $750 million repurchase program authorized by the Company’s Board of Directors (Board) in February 2006.

•
On October 20, 2006, Fitch Ratings raised its credit ratings on the Company’s senior unsecured notes and debentures and its $1.2 billion 2005 Credit Facility from BBB- to BBB, the second level of investment grade, citing the Company’s solid operating momentum and ongoing debt reduction.

•
The Company announced new brand launches planned for Spring 2007, including Ambrielle in lingerie, the largest private brand launch in the Company’s history, and two new exclusive brands from Liz Claiborne Inc., Liz & Co.® for women and CONCEPTS by Claiborne™ for men.

Discontinued Operations

Discontinued operations had no per-share impact on the third quarters of 2006 or 2005 or the first nine months of 2006, but added $0.04 per share to net income for the first nine months of 2005, principally related to adjustments associated with the 2004 sale of Eckerd and international operations, including operating income for Lojas Renner S.A., the Company’s Brazilian department store chain, to the date of sale offset by the transaction loss. These are discussed in more detail below.

Lojas Renner S.A.
In July 2005, the Company’s indirect wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Renner, a Brazilian department store chain, through a public stock offering registered in Brazil. The Company received net cash proceeds of approximately $260 million from the sale of its interest in Renner. Proceeds from the sale were used for common stock repurchases, which are more fully discussed under 2005 and 2004 Equity and Debt Reduction Programs on pages 28-29. The sale resulted in a cumulative pre-tax gain of $26 million and a loss of $7 million on an after-tax basis. For all periods presented, Renner’s results of operations and financial position have been reclassified and reflected as a discontinued operation.

Eckerd Drugstores
Related to the sale of its Eckerd drugstore operations, the Company recorded a $1 million after-tax credit during the third quarter of 2006 and a $1 million after-tax charge during the first nine months of 2006. The activity was primarily related to taxes payable resulting from a state sales tax audit. Through the first nine months of 2006, the cumulative loss on the Eckerd sale was $716 million pre-tax, or $1,331 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company’s previous drugstore acquisitions were largely tax-free transactions.

The net cash proceeds of approximately $3.5 billion from the Eckerd sale, which closed in the second quarter of 2004, were used for common stock repurchases and debt reduction, which are more fully discussed under 2005 and 2004 Equity and Debt Reduction Programs on pages 28-29.

Upon closing of the Eckerd sale, the Company established reserves for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment, and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets and environmental indemnifications. Management continues to review and update the remaining reserves on a quarterly basis and believes that the overall reserves, as adjusted, are adequate as of October 28, 2006 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company’s Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations, with tax payments included in operating cash flows and any other payments included in investing cash flows.

 Results of Operations

The following discussion and analysis, consistent with all other financial data throughout this report, focuses on the results of operations and financial condition from the Company’s continuing operations.

(in millions, except EPS)	13 weeks ended		39 weeks ended
	Oct. 28,	Oct. 29,	Oct. 28,	Oct. 29,
	2006	2005	2006	2005

Retail sales, net	$4,781	$4,479	$13,239	$12,578
Gross margin	2,039	1,874	5,436	5,084
SG&A expenses	1,543	1,473	4,300	4,162
Real estate and other (income)	(8)	(5)	(30)	(41)
Operating profit(1)	504	406	1,166	963
Net interest expense	36	41	102	130
Bond premiums and unamortized costs	-	-	-	18
Income from continuing operations
before income taxes	468	365	1,064	815
Income tax expense	182	131	387	288
Income from continuing operations	$286	$234	$677	$527

Diluted EPS from continuing operations	$1.26	$0.94	$2.90	$2.01

Average shares assuming dilution	228	249	233	262

Ratios as a percent of sales:
Gross margin	42.6%	41.8%	41.1%	40.4%
SG&A expenses	32.3%	32.9%	32.5%	33.1%
Real estate and other (income)	(0.2)%	(0.2)%	(0.2)%	(0.4)%
Operating profit(1)	10.5%	9.1%	8.8%	7.7%

Depreciation and amortization included in operating profit	$98	$96	$274	$271

(1) Operating profit (gross margin less SG&A expenses, combined with Real Estate and Other) is the key measurement used by management to evaluate the financial performance of retail operations. Operating profit excludes Net Interest Expense and Bond Premiums and Unamortized Costs. Beginning with the third quarter of 2006, Real Estate and Other is included as a component of operating profit to better align with industry practice. All prior periods shown have been reclassified to reflect this presentation.

The Company delivered record results during the third quarter of 2006 with income from continuing operations of $286 million, or $1.26 per share, compared to $234 million, or $0.94 per share, for the comparable 2005 period. Income from continuing operations for the first nine months of 2006 increased to $677 million, or $2.90 per share, compared to $527 million, or $2.01 per share, for the first nine months of 2005. The increase over 2005 reflects improved operating profit, driven by strong sales performance, improved gross margin and leverage of selling, general and administrative expenses, combined with lower net interest expense. The results for the first nine months included a credit related to income taxes of $26 million in 2006, compared to a credit of $5 million in 2005. Earnings per share for the third quarter and first nine months of 2006 also benefited from the reduction in average shares outstanding compared to the prior year as the result of the Company’s recently completed common stock repurchase program. As initially communicated in the Company’s third quarter earnings release and reaffirmed by management in the November sales release, the Company expects 2006 fourth quarter and full-year EPS from continuing operations to be approximately $1.94 and $4.82, respectively.

Retail Sales, Net

($ in millions)
	13 weeks ended		39 weeks ended
	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005
Retail sales, net	$4,781	$4,479	$13,239	$12,578
Sales percent increase/(decrease):
Comparable department stores(1)	5.2%	2.5%	4.4%	3.0%
Total department stores	7.0%	2.6%	5.5%	3.6%
Direct (Internet/catalog)	5.3%	(0.9)%	4.0%	3.5%

(1) Comparable department store sales include sales of stores after having been open for 12 full consecutive fiscal months. New and relocated stores, and the reopened stores impacted by the 2005 hurricanes, become comparable on the first day of the 13th full fiscal month of operation. Stores remodeled and minor expansions not requiring store closure remain in the comparable department store sales calculation.

Comparable department store sales increased 5.2% for the third quarter of 2006, and total department store sales increased 7.0%. These increases were on top of third quarter 2005 increases of 2.5% for comparable department store sales and 2.6% for total department store sales. For the first nine months of 2006, comparable department store sales increased 4.4%, while total department store sales increased 5.5%. Sales gains for both the quarter and nine months were driven primarily by an increase in customer traffic coupled with positive trends in both units per transaction and average unit retail. For the third quarter and year-to-date 2006, all merchandise divisions experienced sales gains, reflecting positive customer response to the style, quality, selection and smart pricing offered in the Company’s merchandise assortments, compelling marketing programs and continued improvement in the store shopping experience. Private brand sales, including exclusive brands found only at JCPenney, approached 50% of total department store merchandise sales for both the third quarter and first nine months of 2006 and contributed significantly to the overall sales gains.

Direct sales, which offer customers multi-channel convenience and a broader merchandise selection complementing that carried in the Company’s individual department stores, increased 5.3% in the third quarter of 2006. In the third quarter of 2005, Direct sales decreased 0.9%. Direct sales continue to reflect a focus on targeted specialty media and the expanded assortments and convenience of the Internet. The Direct channel represented approximately 15% of total net retail sales in both the third quarters of 2006 and 2005. Consistent with customer shopping patterns, the Company continually reviews its catalog page counts and circulation to ensure that print catalogs remain productive, while planning for a gradual shift toward a higher level of shopping via the Internet. The Internet channel continues to experience strong sales growth, increasing approximately 27% in the current quarter, on top of an over 25% increase in last year’s third quarter. Internet sales represented approximately 44% of total Direct sales for the third quarter of 2006, up from approximately 36% in last year’s third quarter. For the first nine months of 2006, Direct sales increased 4.0%, with the Internet component increasing nearly 25%.

The Company has implemented lifestyle merchandising that reflects its customers’ style preferences - conservative, traditional, modern and trendy - making JCPenney more relevant to an expanded customer base. The Company will continue to enhance its strong private, exclusive and national brands that develop customer loyalty by focusing its merchandise more closely on each of the customer lifestyles. Additional resources are being focused on the Company’s branding efforts to ensure consistency in product design, packaging, in-store presentation, lifestyle marketing and point-of-sale support. Recent brand launches support these merchandising initiatives.

In September, the Company launched East5th™, a new private brand in women’s traditional career wear. During the 2006 Back-To-School season, the Company launched X-Games® boys’ apparel as an exclusive line in over 600 JCPenney department stores and Stevies by Steve Madden™ in girls’ apparel. This follows other recent launches such as Vans® for the young surf and skate customer, Solitude® by Shaun Tomson, a California lifestyle-inspired men’s apparel brand, Rule by Steve Madden™ in family footwear, and an expanded assortment of bedding and accessories for student dorm rooms. The Company has seen continued strength in the Miss Bisou® clothing collection for juniors, an extension of the Bisou Bisou® women’s sportswear line, and Studio by the JCPenney Home Collection™, a modern furniture collection. Also in 2006, the Company added the Chris Madden® Hotel Collection, which features silk-blend comforters and 600 thread count sheets. Management is pleased with customer response and sales results for the Company’s new and expanded merchandise launches.

Complementing the new product offerings, the Company launched an integrated marketing campaign during the 2006 Back-To-School season to strengthen the branding and messaging efforts with its target customers. In August 2006, JCPenney was the exclusive retail sponsor of both the Teen Choice Awards and the MTV Video Music Awards.  Also in August, “JCPenney JAM - The Concert for America’s Kids,” which benefited the JCPenney Afterschool Fund, aired on primetime television.

The Company continues to make progress on its joint initiative with Sephora U.S.A., Inc. (Sephora), under which JCPenney will sell beauty and fragrance products in its stores through “Sephora Inside JCPenney” locations and through the Internet. “Sephora Inside JCPenney” products will be the exclusive beauty offering at JCPenney, featuring top brands from makeup, skincare, fragrance and accessory products carried in Sephora’s stores across the United States. In August 2006, Sephora began exclusively servicing JCPenney customers’ online beauty needs through a link to www.sephora.com from www.jcp.com, and in early October 2006, the first five “Sephora Inside JCPenney” locations opened. Management is pleased with initial results and favorable customer reaction to the broad assortment of beauty brands available in these locations. “Sephora Inside JCPenney” products are expected to be added to additional JCPenney stores in 2007.

For the 2006 Holiday season, JCPenney has introduced Red Box Gifts™, which are available in the stores, online at www.jcp.com and in catalog. This assortment of gifts provides options for all members of the family, and includes fashion, jewelry, home décor, innovative electronics and toys. The stores have dedicated associates in red aprons to assist customers in selecting their gift purchases.

For the fourth quarter of 2006, comparable department store sales are expected to increase low single digits, excluding the impact of the 53rd week. Including the effect of the 53rd week, Direct sales are expected to increase mid single digits in the fourth quarter.

During the third quarter of 2006, the Company announced plans to roll out redesigned lingerie departments to all JCPenney stores in spring 2007. As the centerpiece brand for the lingerie department, JCPenney will introduce a new private lingerie brand, Ambrielle, in the largest private brand launch in the Company’s history. In addition, the Company also announced the planned spring 2007 launch of two new exclusive brands from Liz Claiborne Inc., Liz & Co.® for women and CONCEPTS by Claiborne™ for men.

Gross Margin
Gross margin improved 80 basis points as a percent of sales in this year’s third quarter to $2,039 million, or 42.6% of sales, from $1,874 million, or 41.8% of sales, in last year’s comparable period. Through the first nine months of 2006, gross margin was $5,436 million, compared to $5,084 million in the first nine months of the prior year, an increase of 70 basis points as a percent of sales. Improvements in price management, achieved through increased effectiveness of planning and allocation capabilities, are driving better product flow, resulting in having the right inventory in the stores during the peak seasonal periods. This led to more full-price selling and less clearance, while improving the quality of the merchandise and maintaining smart pricing for the customer. The continued strength in the performance of the Company’s private brands, which have higher margins, also contributed to the overall improvement in gross margin.

SG&A Expenses
SG&A expenses were $1,543 million in the third quarter of 2006, compared to $1,473 million in the third quarter of 2005, and continue to be well leveraged, improving by 60 basis points in the third quarter of 2006 to 32.3% of sales. Improvements in the expense ratios reflected leverage of salary costs against higher sales and efficiencies in the Direct channel. SG&A included approximately $14 million in pre-opening expenses for new stores in the third quarter of 2006, compared to $6 million in the prior year third quarter. On a year-to-date basis, SG&A expenses were $4,300 million in 2006, compared to $4,162 million in 2005, an improvement of 60 basis points as a percent of sales. These year-to-date improvements reflect leverage of salary costs, which were partially offset by higher marketing costs, including costs related to the launch of the Company’s new branding campaign in March. Third quarter 2005 SG&A reflected a one-time credit of $13 million related to the Company’s share of expected proceeds from the Visa Check/MasterMoney Antitrust Litigation settlement, which was essentially offset by hurricane-related costs, net of probable insurance recoveries.

Real Estate and Other (Income)
Real Estate and Other (Income) consists of ongoing real estate operations, gains and losses on the sale of real estate properties, asset impairments and charges associated with unit closings. Real Estate and Other for the third quarter of 2006 was a credit of $8 million, which consisted of $9 million of income from ongoing real estate operations, partially offset by $1 million of costs related to asset impairments, the present value of operating lease obligations (PVOL) and other unit closing costs. On a year-to-date basis, Real Estate and Other was a credit of $30 million, which consisted principally of $26 million of income for ongoing real estate operations and $5 million of gains on the sale of closed units.

Real Estate and Other for the third quarter of 2005 was a credit of $5 million, which consisted of $8 million of income from ongoing real estate operations and $1 million of gains on the sale of closed units, which were partially offset by $4 million of costs related to asset impairments, PVOL and other unit closing costs. For the first nine months of 2005, Real Estate and Other was a credit of $41 million, which consisted of $25 million of income from ongoing real estate operations, $23 million of gains on the sale of closed units, primarily a vacant merchandise processing facility, and $7 million of costs related to asset impairments, PVOL and other unit closing costs.

Operating Profit
Operating profit improved approximately 24%, or 140 basis points as a percent of sales, for the third quarter of 2006 to $504 million, or 10.5% of sales, compared to $406 million, or 9.1% of sales, for the comparable period last year. On a year-to-date basis, operating profit increased approximately 21% to $1,166 million, or 8.8% of sales, compared to $963 million, or 7.7% of sales, for the comparable period last year. Operating profit improvements were driven by sales gains, as well as continued improvements in gross margin and expense leverage. Real Estate and Other, primarily from ongoing real estate operations, discussed above, contributed 20 basis points to operating profit as a percent of sales for both the current and prior year’s third quarter. On a year-to-date basis, Real Estate and Other contributed 20 basis points and 40 basis points to operating profit as a percent of sales for 2006 and 2005, respectively.

Operating profit (gross margin less SG&A expenses, combined with Real Estate and Other) is the key measurement used by management to evaluate the financial performance of retail operations. Operating profit excludes Net Interest Expense and Bond Premiums and Unamortized Costs. Beginning with the third quarter of 2006, Real Estate and Other is included as a component of operating profit to better align with industry practice. All prior periods shown have been reclassified to reflect this presentation.

Net Interest Expense
Net interest expense was $36 million and $41 million for the third quarters of 2006 and 2005, respectively. On a year-to-date basis, net interest expense was $102 million in 2006, compared to $130 million in 2005. Net interest expense consists primarily of interest expense on long-term debt, net of interest income earned on cash and short-term investments. Net interest expense in the third quarter and first nine months of 2006 benefited from higher short-term interest rates on cash and short-term investment balances, as well as the reduction in average long-term debt. The Company expects net interest expense to be approximately $32 million in the fourth quarter of 2006.

Bond Premiums and Unamortized Costs
No bond premiums, commissions or unamortized costs were incurred during the first nine months of 2006. During the first nine months of 2005, the Company incurred $18 million of bond premiums, commissions and unamortized costs related to the purchase of debt in the open market under its debt reduction program, which is discussed on page 29.

Income Taxes
The Company’s effective income tax rate for continuing operations was 38.9% for the third quarter of 2006, compared with 36.0% for the third quarter of 2005. For the first nine months of 2006, the Company’s effective income tax rate for continuing operations was 36.4%, compared with 35.4% for the first nine months of 2005. The effective income tax rate for the third quarter of 2006 represented a more normalized rate, while the year-to-date effective income tax rate was impacted by the release of $26 million of federal income tax reserves, primarily due to the expiration of the statute of limitations on prior years. Management expects an effective income tax rate of approximately 38.5% in the fourth quarter of 2006, resulting in an effective income tax rate for the full year of approximately 37.2%.

Merchandise Inventory

Merchandise inventory was up 1.1% at $4,275 million as of October 28, 2006, compared to $4,229 million at October 29, 2005, primarily as a result of new store openings. Merchandise inventory was $3,210 million at January 28, 2006. Inventory at the end of the third quarter of 2006 was well-balanced between basics and fashion merchandise, and in good position for the holiday season. With new systems and its network of store distribution centers, the Company has continued to enhance its ability to allocate and flow merchandise to stores in-season by recognizing sales trends earlier and adjusting receipts, replenishing individual stores based on rates of sale and consistently providing high in-stock levels in basics and advertised items. This continued improvement of inventory management has helped drive more profitable sales. The Company has concentrated production of private brand merchandise with top tier manufacturers and continues to make progress on the optimization of apparel production by country and vendor.  On an ongoing basis, the Company develops contingency plans to provide for alternate sources for product in order to ensure uninterrupted access to merchandise. Cost reductions will allow the Company to invest in higher quality merchandise and thereby improve the value proposition to the Company’s target customer.

Financial Goals

The Company’s financial strategy will continue to focus on opportunities to deliver value to stockholders, strengthen the Company’s financial position and improve its credit profile. In order for the Company to achieve its objective of becoming a leader in performance and execution, long-range planning targets have been established related to operating financial goals, key financial metrics, cash flow, credit ratings, dividends and earnings per share growth. As announced at the April 2006 Analyst Meeting, the Company’s long range plan includes certain financial targets, strategic store growth and private brand initiatives, as well as programs such as the $750 million common stock repurchase program for 2006 and a competitive dividend, including the increase in quarterly dividends from $0.125 per share to $0.18 per share, beginning with the May 1, 2006 quarterly dividend. Financial targets include comparable department store sales increases in the low single digits, Direct sales increases in the low to mid single digits, an operating profit margin of 10% to 10.5% of sales by 2009 and annual EPS growth of approximately 16% over the 2006 to 2009 period. The Company’s progress toward achieving its operating financial goals could be impacted by various risks, which are discussed in the Company’s 2005 10-K.

Liquidity and Capital Resources

The Company ended the third quarter with approximately $2.0 billion in cash and short-term investments, which represented approximately 57% of the $3.5 billion of outstanding long-term debt, including current maturities. Cash and short-term investments included restricted short-term investment balances of $57 million as of October 28, 2006, which are pledged as collateral for a portion of the casualty insurance program liabilities. During the third quarter of 2006, the Company used $220 million of cash and short-term investments to complete its $750 million common stock repurchase program. The Company’s next scheduled long-term debt maturities are in 2007 and approximate $425 million, $100 million of which matures in the fourth quarter.

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Facility includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a Leverage Ratio (a ratio of Funded Indebtedness to Consolidated EBITDA, as defined in the 2005 Credit Facility), as measured on a trailing four-quarters basis, of no more than 3.0 to 1.0. Additionally, the 2005 Credit Facility requires that the Company maintain, for each period of four consecutive fiscal quarters, a Fixed Charge Coverage Ratio (a ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense, as defined in the 2005 Credit Facility) of at least 3.2 to 1.0. As of October 28, 2006, the Company’s Leverage Ratio was 1.6 to 1.0, and its Fixed Charge Coverage Ratio was 6.4 to 1.0, both in compliance with the requirements.

Cash Flows
The following is a summary of the Company’s cash flows from operating, investing and financing activities for both continuing and discontinued operations:

($ in millions)	39 weeks ended
	Oct. 28,	Oct. 29,
	2006	2005
Net cash provided by/(used in):
Continuing operations:
Operating activities	$253	$176
Investing activities	(549)	(84)
Financing activities	(736)	(2,561)
Discontinued operations:
Operating activities	26	39
Investing activities	(34)	(183)
Financing activities	-	8
Net (decrease) in cash and short-term investments	$(1,040)	$(2,605)

Cash Flow from Operating Activities - Continuing Operations
The increase in cash flows from operating activities during the first nine months of 2006 was primarily due to higher net income. Operating cash flows were reduced by higher income tax payments and higher cash contributions to the Company’s 401(k) savings plan.

Cash Flow from Investing Activities - Continuing Operations
Capital expenditures were $560 million for the first nine months of 2006, compared with $395 million for the first nine months of 2005. Capital spending was principally for new stores, store renewals and modernizations, and new point-of-sale technology. The Company completed the implementation of the new point-of-sale technology in all of its stores during the second quarter of 2006. Management continues to expect total capital expenditures for the full year to be in the area of $800 million.

In the first nine months of 2006, the Company opened 28 new stores, including nine relocations, and closed one store. As announced in April, the Company expects to accelerate its store growth with plans to open 50 stores annually during 2007, 2008 and 2009, representing annual square footage growth of approximately 3%. New stores will be primarily in the off-mall format. Combined with the new store openings for 2006, this would result in over 175 new stores by 2009.

Proceeds from the sale of closed units were $11 million for the first nine months of 2006, compared with $28 million for the first nine months of 2005.

In the second quarter of 2005, cash proceeds of $283 million were received from the sale of the Company’s interest in Renner, a Brazilian department store chain.

Cash Flow from Financing Activities - Continuing Operations
For the first nine months of 2006, cash payments for long-term debt, including capital leases, totaled $12 million. During the first nine months of 2005, such payments totaled $470 million and also included premiums and commissions paid by the Company related to its debt reduction program, which is discussed on page 29.

During the first nine months of 2006, the Company repurchased 11.3 million shares of common stock for $750 million. During the first nine months of 2005, the Company repurchased 44.0 million shares of common stock for $2,188 million, $78 million of which was settled subsequent to the end of the third quarter. In addition, $51 million of cash was paid during the first quarter of 2005 for settlement of 2004 share repurchases. Common stock is retired on the same day it is repurchased, and the related cash settlements are completed on the third business day following the repurchase.

Proceeds from the exercise of stock options were $104 million and $125 million for the first nine months of 2006 and 2005, respectively. Excess tax benefits from stock options exercised were $35 million and $46 million for the first nine months of 2006 and 2005, respectively.

As authorized by the Board, the Company paid quarterly dividends as follows during the first nine months of 2006 and 2005:

	2006		2005
	Per Share	Total (in millions)	Per Share	Total (in millions)
February 1, 2006 and February 1, 2005	$0.125	$29	$0.125	$35
May 1, 2006 and May 2, 2005	0.180	42	0.125	34
August 1, 2006 and August 1, 2005	0.180	42	0.125	32
		$113		$101

Dividends are typically paid to stockholders of record as of the 10th day of the month preceding the dividend payment date, or the immediately preceding business day if the 10th falls on a Saturday or Sunday. Dividends are paid when, as and if declared by the Board.

For the remainder of 2006, management believes that cash flow generated from operations, combined with existing cash and short-term investments, will be adequate to fund capital expenditures, working capital and dividend payments, and, therefore, no external funding will be required. Management believes that the Company’s financial position will continue to provide the financial flexibility to support its strategic plan. The Company’s cash flows may be impacted by many factors, including the competitive conditions in the retail industry and the effects of the current economic environment and consumer confidence. Based on the nature of the Company's business, management considers the above factors to be normal business risks.

Based on the Company’s improved operating performance and capital structure, in October 2006, Fitch Ratings raised its credit rating on the Company’s senior unsecured notes and debentures and its $1.2 billion 2005 Credit Facility from BBB- to BBB, the second level of investment grade. Earlier in 2006, both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. raised the Company’s credit ratings to investment grade. In April 2006, Standard & Poor’s raised its credit rating on the Company’s long-term corporate credit and senior unsecured debt from BB+ to an investment grade rating of BBB-, and in February 2006, Moody’s raised its corporate family debt rating, as well as its senior unsecured credit rating for the Company, from Ba1 to an investment grade rating of Baa3. As of the end of the third quarter of 2006, all three credit rating agencies have an outlook of “Stable” on the Company’s credit ratings.

Additional liquidity strengths include the 2005 Credit Facility discussed previously. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $129 million as of the end of the third quarter of 2006, have been, or are expected to be, made under this facility.

2006 Common Stock Repurchase Program

In September, the Company completed the $750 million common stock repurchase program that had been authorized by the Board in February 2006. The program was funded with cash proceeds from employee stock option exercises and existing cash and short-term investment balances. During the third quarter of 2006, the Company repurchased 3.3 million shares of common stock for $220 million. In total, 11.3 million shares were repurchased under this program.

Common Stock Outstanding
During the first nine months of 2006 and 2005, the number of outstanding shares of common stock changed as follows:

	39 weeks ended
(in millions)	Oct. 28, 2006	Oct. 29, 2005
Shares outstanding at beginning of year	233	271
Exercise of stock options	3	5
Common stock repurchased and retired	(11)	(44)
Shares outstanding at end of period	225	232

2005 and 2004 Equity and Debt Reduction Programs

Common Stock Repurchases
The Company repurchased 23.8 million shares of common stock at a cost of approximately $1.2 billion during the third quarter of 2005 and 44.0 million shares of common stock at a cost of approximately $2.2 billion during the first nine months of 2005.

Under the Company’s 2005 and 2004 common stock repurchase programs, which were completed in the fourth quarter of 2005, a total of 94.3 million shares were repurchased at a cost of $4.15 billion. Common stock was retired on the same day it was repurchased, with the excess of the purchase price over the par value being allocated between Reinvested Earnings and Additional Paid-In Capital.

Debt Reduction
The Company’s 2005 and 2004 debt reduction programs, which were completed by the end of the second quarter of 2005, consisted of approximately $2.14 billion of debt retirements. The 2005 debt retirements included $194 million and $56 million of open-market debt repurchases in the first and second quarters of 2005, respectively, and the payment of $193 million of long-term debt at the scheduled maturity date in May 2005. The Company incurred pre-tax charges of $18 million in the first half of 2005 related to these early debt retirements.

Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan that provides for grants to associates and non-employee directors of the Company of stock awards (restricted or unrestricted stock or units), stock appreciation rights or options to purchase the Company’s common stock. Annual stock options and restricted stock awards are granted according to a pre-established calendar. The number of options and awards is fixed at the grant date, and the exercise price of stock options is set at the opening market price of the Company’s common stock on the date of grant. Effective January 30, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS No. 123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company did not adjust prior year financial statements under the optional modified retrospective method of application.

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

Stock-Based Compensation Cost

($ in millions)	13 weeks ended		39 weeks ended
	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005
Stock awards (shares and units)	$9	$1	$21	$4
Stock options	6	4	16	28
Total stock-based compensation cost	$15	$5	$37	$32

Total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements	$6	$2	$14	$13

As of October 28, 2006, there was $35 million and $46 million of compensation cost not yet recognized or earned related to stock options and associate restricted stock (share and unit) awards, respectively, each of which is expected to be recognized as earned over a weighted-average period of 1.2 years.

Retirement and Medical Benefit Plans

As part of the Company’s long range plan, a project was initiated to review the Company’s employee benefit programs, including the pension, savings and medical plans. The overarching goal was to provide competitive benefits that are cost effective for both the Company and its associates, while achieving one of the key strategies of making JCPenney a great place to work. As a result of this review, in April 2006, the Board approved several benefit plan changes. These changes include replacing the current Company matching contribution of 4.5% of available profits with a fixed Company matching contribution of 50 cents on each dollar contributed up to 6% of pay to the Company’s 401(k) defined contribution plan. The Company will retain the flexibility to make an additional discretionary matching contribution each fiscal year end. The pension plan will be closed to associates hired or rehired on or after January 1, 2007. A replacement benefit will be provided to those associates in the form of a retirement account, a component of the defined contribution 401(k) plan, whereby the Company will contribute an amount equal to 2% of participants’ annual pay after one year of service. Participating associates will be fully vested after three years. Associates hired or rehired on or prior to December 31, 2006 will remain in the Company’s pension plan and continue to earn credited service.

Finally, medical benefits for active associates will be modified to increase the percentage of costs borne by the Company. These benefit plan changes were communicated to associates in May 2006 and will be effective beginning in 2007. See further discussion in Note 11.

These benefit plan changes will not have an impact on fiscal year 2006 retirement benefit and medical plan expenses. Going forward, the aggregate impact is not expected to have a material impact on the Company’s financial condition, liquidity, or results of operations.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates estimates used, including those related to inventory valuation under the retail method; valuation of long-lived assets; estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies and pension accounting. Actual results may differ from these estimates under different assumptions or conditions. For a further discussion of the judgments management makes in applying its accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the 2005 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 to the Unaudited Interim Consolidated Financial Statements.

Pre-Approval of Auditor Services

During the first quarter of 2006, the Audit Committee of the Board approved estimated fees for the remainder of 2006 related to the performance of both audit, including Sarbanes-Oxley Section 404 attestation work, and allowable non-audit services by the Company’s external auditors, KPMG LLP.

Seasonality

The results of operations and cash flows for the 13 and 39 weeks ended October 28, 2006 are not necessarily indicative of the results for the entire year. The Company’s annual earnings depend to a great extent on the results of operations for the last quarter of its fiscal year when a significant portion of the Company’s sales and profits are recorded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the normal course of business due to changes in interest rates. The Company’s market risks related to interest rates at October 28, 2006 are similar to those disclosed in the 2005 10-K.

Item 4. Controls and Procedures.

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company’s current view of future events and financial performance. The words expect, plan, anticipate, believe, intent, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, including the price and availability of oil and natural gas, changes in interest rates, changes in management, retail industry consolidations, government activity and acts of terrorism or war. Please refer to the Company’s 2005 Annual Report on Form 10-K and subsequent filings for a further discussion of risks and uncertainties. The Company intends the forward-looking statements in this Quarterly Report on Form 10-Q to speak only at the time of its filing and does not undertake to update or revise these forward-looking statements as more information becomes available.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2005 Form 10-K and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarter ended October 28, 2006:

Period	Total Number of Shares Purchased During Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)

July 30, 2006 through
September 2, 2006	3,094,300	$66.72	3,094,300	$14

September 3, 2006 through
September 30, 2006	214,402	$64.76	214,402	$-

October 1, 2006 through
October 28, 2006	-	$-	-	$-

Total	3,308,702		3,308,702

(1) In February 2006, the Board of Directors approved a common stock repurchase program of up to $750 million. This program was completed on September 5, 2006.

Item 6. Exhibits.

Exhibit Nos.

10.1
Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 1, 2006)

10.2	Letter Agreement between J. C. Penney Company, Inc. and Thomas M. Nealon (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 13, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.

By /s/ W. J. Alcorn
W. J. Alcorn
Senior Vice President and Controller
(Principal Accounting Officer)

Date: December 6, 2006