Form 10-K
period 2007-02-03
J C PENNEY CO INC
filed 2007-04-04
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007
or

☐                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 001-15274

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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (July 29, 2006).  $14,241,614,688

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
225,793,408 shares of Common Stock of 50 cents par value, as of March 19, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions	Parts of the Form 10-K
are incorporated by reference	into which incorporated

J. C. Penney Company, Inc. 2007 Proxy Statement	Part III

i

PART I

Item 1.	Business.

Business Overview

J. C. Penney Company, Inc. is a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and J. C. Penney Company, Inc. was incorporated in Delaware in 2002, when the holding company structure was implemented. The new holding company assumed the name J. C. Penney Company, Inc. (Company). The holding company has no independent assets or operations, and no direct subsidiaries other than JCP. Common stock of the Company is publicly traded under the symbol “JCP” on the New York Stock Exchange. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee by the Company of certain of JCP’s outstanding debt securities is full and unconditional. The holding company and its consolidated subsidiaries, including JCP, are collectively referred to in this Annual Report on Form 10-K as “Company” or “JCPenney,” unless otherwise indicated.

Since JCP’s founding by James Cash Penney in 1902, the Company has grown to be a major retailer, operating 1,033 JCPenney department stores in 49 states and Puerto Rico as of February 3, 2007. The Company’s business consists of selling merchandise and services to consumers through its department stores and Direct (Internet/catalog) channels. Department stores and Direct generally serve the same type of customers and provide virtually the same mix of merchandise, and department stores accept returns from sales made in stores, via the Internet and through catalogs. The Company markets family apparel, jewelry, shoes, accessories and home furnishings. In addition, the department stores provide customers with services such as salon, optical, portrait photography and custom decorating. See Retail Sales Mix on page 17 for sales by category.

A five-year summary of certain financial and operational information regarding the Company’s continuing operations can be found in Part II, Item 6, Selected Financial Data, of this Annual Report on Form 10-K. For a discussion of the Company’s ongoing merchandise initiatives, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of this Annual Report on Form 10-K, all references to Notes are to the Notes to the Consolidated Financial Statements beginning on page F-7.

Discontinued Operations

Lojas Renner S.A.
On July 5, 2005, the Company’s indirect wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Lojas Renner S.A. (Renner), a Brazilian department store chain, through a public stock offering registered in Brazil. The net after-tax cash proceeds from the sale of approximately $260 million were used for common stock repurchases, which are more fully discussed in Note 3. Including a favorable tax adjustment in 2006, the sale resulted in a cumulative pre-tax gain of $26 million and a gain of $1 million on an after-tax basis.

Eckerd Drugstores
On July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations (Eckerd) to the Jean Coutu Group (PJC) Inc. (Coutu) and CVS Corporation and CVS Pharmacy, Inc. The net after-tax cash proceeds from the sale of approximately $3.5 billion were used for common stock repurchases and debt reduction, which are more fully discussed in Notes 3 and 11. Through 2006, the cumulative loss on the sale was $715 million pre-tax, or $1,326 million on an after-tax basis.

For all periods presented, the results of operations and financial position for Renner and Eckerd are reflected as discontinued operations.

Competition and Seasonality

The business of marketing merchandise and services is highly competitive. The Company is one of the largest department store, catalog and e-commerce retailers in the United States, and it has numerous competitors, as further described on page 4 in Item 1A, Risk Factors. Many factors enter into the competition for the consumer’s patronage, including price, quality, style, service, product mix, convenience and credit availability. The Company’s annual earnings depend to a great extent on the results of operations for the last quarter of its fiscal year, which includes the holiday season, when a significant portion of the Company’s sales and profits are recorded.

Trademarks

The JCPenney, Every Day Matters, Okie Dokie, Worthington, east5th, a.n.a, St.John’s Bay, The Original Arizona Jean Company, Ambrielle, Stafford, J. Ferrar, JCPenney Home Collection and Studio by JCPenney Home Collection trademarks, as well as certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. The Company considers its marks and the accompanying name recognition to be valuable to its business. For further discussion of the Company’s private brands, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 12 herein.

Web Site Availability

The Company maintains an Internet Web site at www.jcpenney.net and makes available free of charge through this Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments to those reports, as soon as reasonably practicable after the materials are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Web site also provides press releases, an investor update package, access to Web casts of management presentations and other materials useful in evaluating the Company.

Suppliers

The Company purchases its merchandise from approximately 2,900 domestic and foreign suppliers, many of which have done business with the Company for many years. In addition to its Plano, Texas home office, the Company, through its international purchasing subsidiary, maintained buying and quality assurance inspection offices in 18 foreign countries as of February 3, 2007.

Employment

The Company and its consolidated subsidiaries employed approximately 155,000 full-time and part-time associates as of February 3, 2007.

Environmental Matters

Environmental protection requirements did not have a material effect upon the Company’s operations during fiscal 2006. While management believes it would be unlikely, it is possible that compliance with such requirements would lengthen lead time in expansion plans and increase construction costs and therefore, operating costs due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

In 2006, management engaged an independent engineering firm to update a previous evaluation of the Company’s established reserves for potential environmental liability associated with facilities, some of which the Company no longer owns or operates. Based on this analysis, the Company increased its reserves to an amount that it believes is adequate to cover the estimated potential liabilities, which primarily relate to underground storage tanks. Funds spent to remedy these sites are charged against the established reserves. In addition, the Company also has recorded reserves for the estimated cost of asbestos removal where renovations or a sale of the facility are planned.

As part of the sale agreements for the 2004 disposition of Eckerd, the Company retained responsibility to remediate environmental conditions that existed at the time of the sale. Certain properties, principally distribution centers, were identified as having such conditions at the time of sale. Reserves were established by management, after consultation with an environmental engineering firm, for specifically identified properties, as well as a certain percentage of the remaining properties, considering such factors as age, location and prior use of the properties.

Executive Officers of the Registrant

The following is a list, as of March 19, 2007, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP, other than Mr. Alcorn, whose title with JCP is Senior Vice President, Controller and Chief Purchasing Officer. References to JCPenney positions held during fiscal years 2001 and earlier (prior to the creation of the holding company) are for JCP. There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age

Myron E. Ullman, III	Chairman of the Board and Chief Executive Officer	60
William J. Alcorn	Senior Vice President and Controller	58
Joanne L. Bober	Executive Vice President, General Counsel and Secretary	54
Robert B. Cavanaugh	Executive Vice President and Chief Financial Officer	55
Ken C. Hicks	President and Chief Merchandising Officer	54
Thomas M. Nealon	Executive Vice President and Chief Information Officer	46
Michael T. Theilmann	Executive Vice President, Chief Human Resources and Administration Officer	42

Mr. Ullman has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since December 2004. He was Directeur General, Group Managing Director, LVMH Moët Hennessy Louis Vuitton (luxury goods manufacturer/retailer) from 1999 to 2002. He was President of LVMH Selective Retail Group from 1998 to 1999. From 1995 to 1998, he was Chairman of the Board and Chief Executive Officer of DFS Group Ltd. From 1992 to 1995, he was Chairman of the Board and Chief Executive Officer of R. H. Macy & Company, Inc. He has served as a director of the Company, and a director of JCP, since December 2004.

Mr. Alcorn has served as Controller of the Company since 1996 and was elected as a Senior Vice President of the Company in 2001. He has served in various positions of increasing importance with the Company since 1971.

Ms. Bober has served as Executive Vice President, General Counsel and Secretary of the Company since September 2005. From February 2005 to September 2005, she served as Senior Vice President, General Counsel and Secretary of the Company. She served as Senior Vice President and General Counsel of The Chubb Corporation from 1999 to 2005.

Mr. Cavanaugh has served as Executive Vice President and Chief Financial Officer of the Company since 2001. He served as Senior Vice President and Chief Financial Officer of Eckerd Corporation, a former subsidiary of the Company, from 1999 to 2001. From 1996 to 1999, he served as Vice President and Treasurer of the Company. He has served as a director of JCP since 2002.

Mr. Hicks has served as President and Chief Merchandising Officer of the Company since January 2005. He served as President and Chief Operating Officer of Stores and Merchandise Operations from July through December 2004. He has served as a director, and President and Chief Merchandising Officer of JCP since January 2005. He served as President and Chief Operating Officer of Stores and Merchandise Operations of JCP from July 2002 to December 2004. From 1999 to 2002, he served as President of Payless ShoeSource, Inc.

Mr. Nealon was elected Executive Vice President and Chief Information Officer effective October 2, 2006. From 2002 to 2006, he was employed by Electronic Data Systems Corporation (global technology services), where he served on assignment as the Senior Vice President and Chief Information Officer of Southwest Airlines Co. From 2000 to 2002, he was a partner with the Feld Group (information technology consulting).

Mr. Theilmann has served as Executive Vice President, Chief Human Resources and Administration Officer of the Company since June 2005. From 2002 to 2005, he served as Senior Vice President, Human Resources and Chief People Officer of the International business of Yum! Brands Inc. (restaurants). From 2000 to 2002, he served as Vice President of Human Resources for European operations at Yum! Brands Inc.

Item 1A.	Risk Factors.

The following risk factors should be read carefully, along with the cautionary statement regarding forward-looking information on page 39, in connection with evaluating the Company’s business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect the Company’s business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. While the Company believes it has identified and discussed below the key risk factors affecting its business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect the Company’s business, performance or financial condition in the future.

The retail industry is highly competitive, which could adversely impact the Company’s sales and profitability.

The retail industry is highly competitive, with few barriers to entry. The Company competes with many other local, regional and national retailers for customers, associates, locations, merchandise, services and other important aspects of the Company’s business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses and other forms of retail commerce. Some competitors are larger than JCPenney, have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation and credit availability. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, brand launches and other merchandise and operational strategies could cause the Company to have lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on the Company’s profitability.

The Company’s sales and operating results depend on customer preferences and fashion trends.

The Company’s sales and operating results depend in part on its ability to predict or respond to changes in fashion trends and customer preferences in a timely manner by consistently offering stylish quality merchandise assortments at competitive prices. The Company continuously assesses emerging styles and trends and focuses on developing a merchandise assortment to meet customer preferences. Even with these efforts, the Company cannot be certain that it will be able to successfully meet constantly changing customer demands. To the extent the Company’s predictions differ from its customers’ preferences, the Company may be faced with excess inventories for some products and/or missed opportunities for others. Excess inventories can result in lower gross margins due to greater than anticipated discounts and markdowns that might be necessary to reduce inventory levels. Low inventory levels can adversely affect the timing of shipments to customers and diminish sales and brand loyalty. Consequently, any sustained failure to identify and respond to emerging trends in lifestyle and customer preferences and buying trends could have an adverse impact on the Company’s business and any significant misjudgments regarding inventory levels could adversely impact the Company’s results of operations.

The Company’s growth and profitability depend on the level of consumer confidence and spending.

The Company’s results of operations are sensitive to changes in overall economic and political conditions that impact consumer spending, including discretionary spending. Many economic factors outside of the Company’s control, including the housing market, interest rates, recession, inflation and deflation, energy costs and availability, consumer credit availability and terms, consumer debt levels, tax rates and policy, and unemployment trends influence consumer confidence and spending. The domestic and international political situation also affects consumer confidence and spending. Additional events that could impact the Company’s performance include pandemics, terrorist threats and activities, worldwide military and domestic disturbances and conflicts, and political instability. A general reduction in the level of consumer spending could adversely affect the Company’s growth and profitability.

The Company’s profitability depends on its ability to source merchandise and deliver it to the Company’s customers in a timely and cost-effective manner.

The Company’s merchandise is sourced from a wide variety of suppliers, and its business depends on being able to find qualified suppliers and access products in a timely and efficient manner. A substantial portion of the Company’s merchandise is sourced outside of the United States. All of the Company’s suppliers must comply with the Company’s supplier legal compliance program and applicable laws. Although the Company diversifies its sourcing and production by country, the failure of a supplier to produce and deliver the Company’s goods on time, to meet the Company’s quality standards or to meet the requirements of the Company’s supplier compliance program or applicable laws, or the Company’s inability to flow merchandise to its stores or through Direct in the right quantities at the right time could adversely affect the Company’s profitability. Similarly, political or financial instability, changes in U.S. and foreign laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations, as well as currency exchange rates, transport capacity and costs and other factors relating to foreign trade and the inability to access suitable merchandise on acceptable terms could adversely impact the Company’s results of operations.

The Company’s business is seasonal.

The Company’s annual earnings and cash flows depend to a great extent on the results of operations for the last quarter of its fiscal year, which includes the holiday season. The Company’s fiscal fourth-quarter results may fluctuate significantly, based on many factors, including holiday spending patterns and weather conditions. This seasonality causes the Company’s operating results to vary considerably from quarter to quarter.

The failure to successfully execute the Company’s new store growth strategy could adversely impact its future growth and profitability.

The Company’s plans to accelerate the growth of new stores, primarily in the off-mall format, depend in part on the availability of store sites or existing retail stores on acceptable terms. The Company competes with other retailers and businesses for suitable locations for its stores. Local land use and other regulations may impact the Company’s ability to find suitable locations. In addition, increases in real estate, construction and development costs could limit the Company’s growth opportunities and adversely impact its return on investment. Furthermore, although the Company has conducted strategic market research, including reviewing demographic and regional economic trends, prior to making a decision to enter into a particular market, the Company cannot be certain that its entry into a particular market will prove successful. The inability to execute the Company’s new store growth strategy in a manner that generates appropriate returns on investment could have an adverse impact on its future growth and profitability.

The failure to attract, retain and motivate the Company’s associates, including associates in key positions, could have an adverse impact on the Company’s results of operations.

The Company’s results depend on the contributions of its associates, including its senior management team and other key associates. Since 2000, the Company has hired seasoned individuals, including executive level associates and others with a breadth of experience in merchandising, marketing, and buying and allocation under a centralized model. The Company’s performance depends to a great extent on its ability to attract, retain and motivate quality associates throughout the organization, many of whom, particularly in the department stores, are in entry level or part-time positions with historically high rates of turnover. The Company’s ability to meet its labor needs while controlling its costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. If the Company is unable to attract, retain and motivate quality associates at all levels, its results of operations could be adversely impacted.

The Company’s operations are dependent on information technology systems; disruptions in those systems could have an adverse impact on the Company’s results of operations.

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

At February 3, 2007, the Company operated 1,033 JCPenney department stores throughout the continental United States, including Alaska, and Puerto Rico, of which 314 were owned. The Company also owned and operated four Direct (Internet/catalog) fulfillment centers and three regional warehouses. The Company owned seven of its 13 store merchandise distribution centers, each of which was located in either the Company’s owned fulfillment centers or regional warehouses. The Company owned its home office facility in Plano, Texas, as well as approximately 240 acres of property adjacent to the facility. Information relating to certain of the Company’s facilities is included in Part II, Item 6, Selected Financial Data, of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

Gayle G. Pitts, et al v. J. C. Penney Direct Marketing Services, Inc. (DMS), AEGON Direct Marketing Services, Inc., and J. C. Penney Life Insurance Company n/k/a Stonebridge Insurance Company, No. 01-03395-F, in the 214th Judicial District Court of Nueces County, Texas; and Appellant(s): Stonebridge Life Insurance Company f/k/a J. C. Penney Life Insurance Company (JCPenney Life), J. C. Penney Direct Marketing Services, Inc., and AEGON Direct Marketing Services, Inc. v. Gayle G. Pitts, et al, No. 13-05-131-CV, in the Court of Appeals for the Thirteenth District of Texas.

This is a class action lawsuit (the Texas DMS Lawsuit) filed against the above named defendants. It involves the sale of J. C. Penney Life Insurance accidental death and dismemberment insurance over the telephone. The named plaintiffs allege that they did not give permission to defendants to charge their credit cards for such insurance premiums. They allege that the scripted questions asked during the telephone sales presentation are inadequate to obtain permission to charge the customer’s credit card, primarily because the customer is not told that the insurance company already has his or her credit card number.

The Texas DMS Lawsuit originally also included as defendants J. C. Penney Company, Inc., and J. C. Penney International Insurance Group, Inc. The plaintiffs have since dismissed these parties.

The Texas DMS Lawsuit originally also included named plaintiffs who did not deny giving permission to charge their credit cards for premiums, but who alleged that they had submitted claims that were wrongfully denied. Those former named plaintiffs and their claims were severed into a separate lawsuit captioned York, et al v. J. C. Penney Company, Inc., J. C. Penney Direct Marketing Services, Inc., J. C. Penney Life Insurance Company, J. C. Penney International Group, Inc., AEGON Direct Marketing Services, Inc., AEGON USA, Inc., and Commonwealth General Corporation, No. 02-2651-F, in the 214th District Court of Nueces County, Texas (the Severed Lawsuit). The Severed Lawsuit was originally pled as a class action, but the plaintiffs amended their petition and now assert only individual claims.

The assets of DMS, including the stock of JCPenney Life, were sold to Commonwealth General Corporation (Commonwealth), a domestic subsidiary of AEGON, N. V., pursuant to a Stock Purchase Agreement (the

Agreement) dated as of March 7, 2001, among Commonwealth as Purchaser, DMS as Seller, and JCP as Parent corporation of DMS. Thus, as a matter of law, all of the liabilities of JCPenney Life stayed with that company after the sale. Commonwealth is currently providing defense to DMS.

Under the Agreement, JCP and DMS agreed to indemnify Commonwealth for any liability of JCPenney Life, but only to the extent that such liability arises out of or relates to a breach of a representation and warranty in the Agreement. Commonwealth may claim entitlement to indemnification from JCP and DMS if a final determination in the Texas DMS Lawsuit is adverse to JCPenney Life, and Commonwealth successfully contends that the liability arose out of a breach of a representation or warranty in the Agreement. JCP’s and DMS’s liability for breaches of representations and warranties is subject to both a deductible and a cap.

In September 2002, the trial court certified the Texas DMS Lawsuit as a national class action. On July 15, 2004, the Court of Appeals for the Thirteenth District of Texas reversed the certification order and remanded the case to the trial court. Plaintiffs filed a second supplemental motion for class certification, this time seeking a Texas class only. On January 31, 2005, the trial court granted the motion, certifying a Texas class. Following appeal of the trial court order by the defendants, on May 18, 2006, the Court of Appeals for the Thirteenth District of Texas upheld the trial court’s certification of a class of Texas consumers who purchased the accidental death and dismemberment insurance products between 1996 and the certification date. The defendants have appealed the decision of the Court of Appeals to the Supreme Court of Texas.

On February 3, 2005, Vicente Balderaz filed a complaint in the First Judicial District, State of New Mexico, County of Santa Fe (No. D-0101-CV2005-00249) (the New Mexico Lawsuit) against the same defendants as the Texas DMS Lawsuit, including DMS, and asserting essentially the same claims. DMS has since been dismissed. The New Mexico Lawsuit seeks certification of a nation-wide class. On November 9 and 10, 2005, the trial court held a hearing on the plaintiff’s motion for class certification.

The Company denies the allegations against its current and former subsidiaries in the Texas DMS Lawsuit, the Severed Lawsuit, and the New Mexico Lawsuit and, along with the other defendants, is vigorously defending the cases and opposing class certification. Although it is too early to predict the outcome of the Texas DMS Lawsuit, the Severed Lawsuit, and the New Mexico Lawsuit, management is of the opinion that they should not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

The Company’s common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 19, 2007 was 37,388. In addition to common stock, the Company has authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at February 3, 2007.

The table below sets forth the quoted high and low market prices of the Company’s common stock on the NYSE for each quarterly period indicated, the quarter-end closing market price of the Company’s common stock, as well as the quarterly cash dividends declared per share of common stock:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Per share:	2006	2005	2006	2005	2006	2005	2006	2005

Dividend	$0.180	$0.125	$0.180	$0.125	$0.180	$0.125	$0.180	$0.125

Market price:
High	$65.64	$53.44	$69.34	$57.99	$77.76	$57.26	$85.48	$57.70
Low	$54.18	$42.01	$59.51	$46.72	$61.42	$44.16	$73.92	$49.51
Close	$65.46	$47.41	$62.75	$56.14	$76.25	$49.01	$83.70	$56.21

The Company’s Board of Directors (Board) reviews the dividend policy and rate on a quarterly basis, taking into consideration the overall financial and strategic outlook for the Company, earnings, liquidity and cash flow projections, as well as competitive factors. In February 2007, the Board authorized a plan to increase the quarterly dividend on its common stock to $0.20 per share beginning with the May 1, 2007 dividend. On March 29, 2007, the Board declared a quarterly dividend of $0.20 per share to be paid on May 1, 2007.

Additional information relating to the common stock and preferred stock, including the Series B ESOP Convertible Preferred Stock (which was redeemed in 2004), of the Company is included under the captions “Consolidated Statements of Stockholders’ Equity” (page F-5), “Capital Stock” (page F-24) and “Equity and Debt Restructuring” (pages F-18 to F-19), which appear in this Annual Report on Form 10-K on the pages indicated.

Issuer Purchases of Securities

During the 2004 to 2006 period, the Company repurchased shares of its common stock under its common stock repurchase programs totaling $4.9 billion in the aggregate as authorized by the Board. Share repurchases were made in open-market transactions, subject to market conditions, legal requirements and other factors. The Company repurchased and retired 11.3 million, 44.2 million and 50.1 million shares of common stock during 2006, 2005 and 2004, respectively, at a cost of approximately $750 million, $2.2 billion and $1.95 billion, respectively. No repurchases of common stock were made during the fourth quarter of 2006, and no amounts remained authorized for share repurchase as of February 3, 2007. On March 29, 2007, the Board authorized a new program of common stock repurchases of up to $400 million, which is expected to be completed by the end of fiscal 2007.

Five-Year Total Stockholder Return Comparison

The following presentation compares JCPenney’s cumulative five-year stockholder returns on an indexed basis with the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores. A list of these companies follows the graph below. The following graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

	2001	2002	2003	2004	2005	2006
JCPenney	$100	$84	$116	$187	$255	$384
S&P 500	100	77	103	109	122	140
S&P Dept. Stores	100	69	92	109	127	182

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6.	Selected Financial Data.

FIVE-YEAR FINANCIAL SUMMARY (UNAUDITED)

(in millions, except per share data)	2006		2005	2004		2003		2002

Results for the year
Retail sales, net	$19,903		$18,781	$18,096		$17,513		$17,384
Sales percent increase/(decrease):
Total department store sales	6.3%	(1)	3.8%	3.7%	(1)	0.3%	(1)	1.9%
Comparable department store sales(2)	3.7%		2.9%	4.9%		0.8%		2.8%
Direct (Internet/catalog) sales	4.1%	(3)	3.6%	1.5%	(3)	3.3%	(3)	(22.0)%
Income from continuing operations	$1,134		$977	$657		$360		$283
Ratios as a percent of sales:
Gross margin(4)	39.3%		38.3%	37.5%		35.8%		35.1%
Selling, general and administrative (SG&A) expenses(4)	27.7%		27.8%	28.4%		29.3%		29.0%
Total operating expenses(4)	29.6%		29.6%	30.5%		31.3%		31.5%
Operating income(4)	9.7%		8.7%	7.0%		4.5%		3.6%
Return on beginning stockholders’ equity – continuing operations	28.3%		20.1%	12.1%		5.7%		4.6%
Return on beginning invested capital – continuing operations(5)	17.4%		13.3%	8.4%		5.6%		4.6%
Per common share
Income from continuing operations, diluted	$4.88		$3.83	$2.20		$1.20		$0.95
Dividends declared	0.72		0.50	0.50		0.50		0.50
Stockholders’ equity	19.02		17.21	17.89		19.08		22.78
Financial position and cash flow
Total assets	$12,673		$12,461	$14,127		$18,300		$17,787
Merchandise inventory	3,400		3,210	3,142		3,135		2,955
Property and equipment, net	4,162		3,748	3,575		3,461		3,566
Long-term debt, including current maturities	3,444		3,465	3,923		5,356		5,173
Stockholders’ equity	4,288		4,007	4,856		5,425		6,370
Cash flow from operating activities – continuing operations	1,255		1,337	1,111		795		516
Capital expenditures	772		535	398		359		307
Dividends paid, common and preferred	153		131	150		160		161
Other
Common shares outstanding at end of year	226		233	271		274		269
Weighted-average common shares:
Basic	229		253	279		272		267
Diluted	232		255	307		297		293

(1) Includes the effect of the 53rd week in 2006 and 2003. Excluding sales of $204 million for the 53rd week in 2006, total department store sales increased 5.0%. Excluding sales of $152 million for the 53rd week in 2003, total department store sales increased 4.7% and decreased 0.7% for 2004 and 2003, respectively.
(2) Comparable department store sales are presented on a 52-week basis. Comparable department store sales include sales of new and relocated stores, and stores reopened after being closed for an extended period (e.g., stores closed due to 2005 hurricanes), after such stores have been open for 12 full consecutive fiscal months. Stores remodeled and minor expansions not requiring store closure remain in the comparable department store sales calculation.
(3) Includes the effect of the 53rd week in 2006 and 2003. Excluding sales of $50 million for the 53rd week in 2006, total Direct sales increased 2.4%. Excluding sales of $46 million for the 53rd week in 2003, total Direct sales increased 3.3% and 1.5% for 2004 and 2003, respectively.
(4) In 2006, costs associated with the Company’s store merchandise distribution centers were reclassified from SG&A Expenses into Cost of Goods Sold, Depreciation and Amortization and Pre-Opening Expenses were reclassified from SG&A Expenses to be presented as separate line items and Real Estate and Other was included as a component of Operating Income. All prior periods presented have been reclassified to reflect these new classifications.
(5) Represents income from continuing operations plus after-tax interest expense on long-term debt divided by the sum of beginning of year stockholders’ equity and long-term debt, including current maturities.

FIVE-YEAR OPERATIONS SUMMARY (UNAUDITED)

	2006	2005	2004	2003	2002

Number of JCPenney department stores:
Beginning of year	1,019	1,017	1,020	1,043	1,069
Openings	28	18	14	6	3
Closings	(14)	(16)	(17)	(29)	(29)

End of year	1,033	1,019	1,017	1,020	1,043

Gross selling space (square feet in millions)	103.1	101.4	101.3	101.1	103.3
Total department store sales ($ in millions)	$16,948	$15,943	$15,357	$14,815	$14,771
Sales per gross square foot(1)	$164	$157	$151	$144	$141
Sales per net selling square foot(1)	$231	$221	$214	$204	$201
Number of catalog units:
Department stores	1,028	1,014	1,012	1,015	1,036
Third-party merchants, outlet stores, freestanding sales centers and other	417	448	470	524	523

Total catalog units	1,445	1,462	1,482	1,539	1,559

Internet sales ($ in millions)	$1,292	$1,038	$812	$617	$409
Total Direct (Internet/catalog) sales ($ in millions)	$2,955	$2,838	$2,739	$2,698	$2,613

(1) Calculation includes the sales of stores that were open for a full year as of each year end. The 2006 and 2003 calculations exclude sales of the 53rd week.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion, which presents the results of JCPenney, should be read in conjunction with the accompanying consolidated financial statements and notes thereto beginning on page F-3, along with the unaudited Five-Year Financial and Operations Summaries on pages 10 and 11, the risk factors beginning on page 4 and the cautionary statement regarding forward-looking information on page 39. Unless otherwise indicated, this Management’s Discussion and Analysis (MD&A) relates only to results from continuing operations, all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years. Fiscal 2006 contained 53 weeks, while both 2005 and 2004 contained 52 weeks.

Corporate Governance and Financial Reporting

The Company remains committed to both maintaining the highest standard of corporate governance and continuously improving the transparency of its financial reporting, by providing stockholders with informative financial disclosures and presenting an accurate view of the Company’s financial position and operating results. Management continues to employ a reporting matrix that requires written certifications on a quarterly basis from a cross-discipline team of approximately 20 members of management who have responsibility for verifying and reporting corporate results.

For this Annual Report on Form 10-K, the Company made further enhancements to its financial reporting with expanded disclosures in several areas, such as:

•	providing a breakdown of net sales by merchandise category and service sales, as a percent of total sales;
•	clarifying the definition of comparable department store sales to explain that remodels and minor expansions not requiring store closure remain in the calculation; and
•	reporting statistics related to inventory turnover.

Consistent with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Company is required again to report on the effectiveness of its internal control over financial reporting. In relation to these requirements, the Company’s external auditors expressed an unqualified opinion on management’s assessment of, and the effective operation of, the Company’s internal control over financial reporting.

Executive Overview

2006 marked the completion of the second year of the Company’s 2005-2009 Long Range Plan and reflected an acceleration of progress towards attaining the Company’s stated financial objectives set in 2005. This progress has resulted in the evolution of the Long Range Plan’s fundamental strategies into updated initiatives and new financial performance goals for the five-year period ending in 2011 that will be publicly announced at the Company’s Analyst Meeting on April 17-18, 2007.

2006 Accomplishments

Achieved Sixth Consecutive Year of Comparable Department Store Sales Growth
Comparable department store sales increased 3.7% in 2006, on top of a 2.9% increase in 2005, representing the sixth consecutive year of comparable department store sales increases, averaging more than a 3% increase per year. The Company also experienced productivity improvements in its store portfolio with sales per gross square foot increasing 4.5% to $164 in 2006 from $157 in 2005. The Company’s off-mall stores opened in the 2003 to 2005 timeframe experienced a higher level of productivity than the Company average with 2006 sales per gross square foot of approximately $200.

In Direct (Internet/catalog), the Company continues to experience a transformation into an Internet portal that functions as the customers’ gateway to the Company and a shopping channel supported by print media. Internet sales in 2006 were $1.3 billion, an increase of approximately 24% (22% on a 52-week basis), on top of a nearly 28% increase in 2005. Print sales and Internet sales each represented approximately 45% of total Direct sales, with the remainder from catalog outlet stores. Total Direct sales increased 4.1% (2.4% on a 52-week basis) in 2006, the fourth consecutive year of sales gains. Direct sales were approximately 15% of total net retail sales in each of the last three years.

Further Strengthened Operating Performance
For 2006, operating income increased 100 basis points to 9.7% of sales, driven by substantially higher gross margin.

Operating Income

($ in millions)	2006	2005	2004

Retail sales, net	$19,903	$18,781	$18,096

Gross margin	$7,825	$7,191	$6,792
Operating expenses:
SG&A expenses	5,521	5,227	5,135
Depreciation and amortization expenses	389	372	359
Pre-opening expenses	27	15	11
Real estate and other (income)/expense	(34)	(54)	12

Total operating expenses	5,903	5,560	5,517

Operating income(1)	$1,922	$1,631	$1,275

As a percent of sales	9.7%	8.7%	7.0%
(1) Operating Income excludes Net Interest Expense as well as Bond Premiums and Unamortized Costs. Beginning in 2006, Real Estate and Other was included as a component of Operating Income; all prior periods shown have been reclassified to reflect this presentation. Operating Income is the key measurement on which management evaluates the financial performance of the retail operations.

Income from continuing operations for 2006 increased approximately 16% to $1,134 million compared to $977 million in 2005. Diluted EPS from continuing operations of $4.88 for 2006 improved 27% compared to $3.83 in 2005. The 2006 results reflected a credit of $32 million, or $0.14 per share, due primarily to the release of federal income tax reserves resulting from the favorable resolution of prior year tax matters, while the 2005 results included a one-time credit to income of $49 million, or $0.20 per share, which was principally attributable to eliminating the remaining state tax net operating loss valuation allowances as a result of the significantly improved operating performance. Excluding these tax credits, 2006 income from continuing operations and EPS increased 19% and 31%, respectively.

Operating performance has improved year over year for each of the past six years, with operating income margin increasing 860 basis points since 2000 and diluted EPS from continuing operations increasing to $4.88 for 2006 from $(0.78) in 2000.

Operating Results from Continuing Operations

($ in millions, except EPS)	2006		2005	2004

Operating income	$1,922		$1,631	$1,275
Net interest expense	130		169	223
Bond premiums and unamortized costs	—		18	47

Income from continuing operations before income taxes	1,792		1,444	1,005
Income tax expense	658		467	348

Income from continuing operations	$1,134		$977	$657

Diluted EPS from continuing operations	$4.88		$3.83	$2.20
Comparable department store sales(1) increase	3.7%		2.9%	4.9%
Direct (Internet/catalog) sales increase	4.1%	(2)	3.6%	1.5%	(2)

(1) Comparable department store sales are presented on a 52-week basis. Comparable department store sales include sales of new and relocated stores, and stores reopened after being closed for an extended period (e.g., stores closed due to 2005 hurricanes), after such stores have been open for 12 full consecutive fiscal months. Stores remodeled and minor expansions not requiring store closure remain in the comparable department store sales calculation.
(2) Includes the effect of the 53rd week in 2006 and 2003. Excluding sales of $50 million for the 53rd week in 2006, total Direct sales increased 2.4% for 2006. Excluding sales of $46 million for the 53rd week in 2003, total Direct sales increased 3.3% for 2004.

Accelerated Store Growth Program
During 2006, JCPenney announced that it expects to open approximately 50 new stores per year from 2007 through 2009, representing annual square footage growth of approximately 3%. Signaling the launch of the Company’s accelerated growth strategy, during 2006, the Company opened 28 new stores, 23 of which are in what management believes is the successful off-mall format. For the year, square footage grew 1.7%.

2006 Private and Exclusive Brand Launches
The Company introduced a.n.atm, a new private brand in women’s casual sportswear, in early 2006. It continues to exceed management’s expectations, with first year sales of more than $300 million.

In late 2006, the Company launched a joint initiative with Sephora U.S.A., Inc. (Sephora). Sephora began exclusively servicing JCPenney customers’ online beauty needs through a link to www.sephora.com from www.jcp.com, and in early October 2006, the first five Sephora inside JCPenney locations opened. Sephora inside JCPenney locations are expected to be added to approximately 19 more JCPenney stores in the first half of 2007, with additional locations planned for the second half of the year and an accelerated rollout starting in 2008.

Improved Capital Structure and Credit Profile
The Company’s capital structure and credit profile continued to improve during 2006, principally as a result of improved operating performance and the completion of a $750 million common stock repurchase program. Combined with the 2005 and 2004 capital structure repositioning programs, which were initiated on July 31, 2004 in conjunction with the sale of Eckerd, the programs represent an aggregate $4.9 billion of common stock repurchases and an aggregate $2.14 billion of debt reductions. To fund the programs, the Company used the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Lojas Renner S.A. (Renner) shares, cash proceeds from the exercise of employee stock options and existing cash and short-term investment balances.

Based on improvements in the Company’s capital structure and related liquidity and coverage metrics, as well as the Company’s improved operating performance and operating cash flow generation, several positive credit rating actions occurred in 2006. Moody’s Investors Service, Inc. (Moody’s) raised its senior unsecured credit rating for the Company from Ba1 to Baa3 in February 2006. Standard & Poor’s Ratings Services (Standard & Poor’s) raised its senior unsecured credit rating for the Company from BB+ to BBB-in March 2006. Fitch Ratings (Fitch) raised its credit rating on the Company’s senior unsecured notes and debentures and its $1.2 billion revolving credit facility from BBB- to BBB in October 2006. The Company now has investment grade credit ratings from all three major credit rating agencies.

Delivered Value to Stockholders
From 2000 to 2006, the Company has transitioned from a turnaround to a growth mode. During this timeframe, the Company’s stock price has increased from $12.81 to $83.70 and total stockholder return, which includes both stock price appreciation and the reinvestment of dividends, grew at a compound annual growth rate of 39%. Over this same period, the Company had a 53% compound earnings per share growth rate. With the stock price closing at $83.70 at the end of 2006, compared to $56.21 at the end of 2005, the Company’s market capitalization rose $5.8 billion during 2006 to reach $18.9 billion at the end of 2006.

Current Developments

New Common Stock Repurchase Program and Dividend Increase
In March 2007, the Company’s Board of Directors (Board) authorized a new program of common stock repurchases of up to $400 million, which will be funded with cash and short-term investment balances. The new program, which is in addition to the $750 million program completed in 2006, is expected to be completed by the end of 2007. In addition, in February 2007, the Board approved a plan to increase the quarterly dividend rate from $0.18 to $0.20 per share beginning with the May 1 quarterly dividend, bringing the expected annual dividend rate from $0.72 per share to $0.80 per share, an 11% increase. This comes on top of the 44% dividend increase in 2006. On March 29, 2007, the Board declared a quarterly dividend of $0.20 per share to be paid on May 1, 2007. The Company pays dividends if, when and as declared by the Board.

New Private and Exclusive Brand Launches
In February 2007, the Company launched Ambrielletm, a new private label lingerie brand. In response to feedback from customers and research of direct competitors, Ambrielletm was created to fill a void in the marketplace for a sensual lingerie brand targeted to the modern customer at a smart price. Also in February 2007, the Company launched two new exclusive brands by Liz Claiborne, Inc., Liz & Co.®, a traditional casual women’s apparel and accessories line, and CONCEPTS by Claibornetm, featuring casual sportswear as well as suits and accessories for the modern male customer.

On February 1, 2007, the Company announced its plans to launch American Livingtm, a new lifestyle brand created exclusively for the JCPenney customer by Polo Ralph Lauren’s Global Brand Concepts. The launch is expected to be the largest in the Company’s history and will include a full range of merchandise for women, men and children, as well as intimate apparel, accessories and home goods. Polo Ralph Lauren’s Global Brand Concepts will be responsible for the design, production, marketing and advertising of American Livingtm, which is expected to be available in JCPenney’s stores, catalog and on jcp.com beginning in spring 2008.

New JCPenney Brand Positioning
In February 2007, JCPenney launched its new brand positioning: Every Day Matterstm. This new branding is expected to position JCPenney as a lifestyle solution for its target customers and will be evident in every aspect of the Company’s business, from its approach to merchandising to its marketing and advertising, to most importantly, its enhanced customer service, with associates focused on moving from a “transactional” relationship to an “emotional” relationship with customers. This new positioning of the JCPenney brand was unveiled to the public with a new television advertising campaign, launched during JCPenney’s sixth annual exclusive retail sponsorship of the Academy Awards on February 25, 2007.

Recent Awards
In March 2007, JCPenney scored highest in the Broadlines and Department Store sector in Institutional Investor magazine’s second annual ranking of “America’s Most Shareholder-Friendly Companies.” Rankings were determined by survey results from more than 750 portfolio managers, buy-side and sell-side analysts asked to name the companies in their areas of expertise that are the most responsive to shareholders. This was in addition to JCPenney being one of four award winners named in the same survey last year.

Additional awards include JCPenney being listed in Fortune Magazine’s 2007 list of America’s Most Admired Companies, and ranking third in the General Merchandisers category. Also in March 2007, the U.S. Environmental Protection Agency named J. C. Penney Company, Inc. as the 2007 ENERGY STAR Retail Partner of the Year for outstanding energy management and reductions in greenhouse gas emissions. The award winners are selected from thousands of organizations that participate in the ENERGY STAR program. JCPenney’s accomplishments were recognized at an awards ceremony in Washington, D.C., on March 21.

Results of Operations

The following discussion and analysis, consistent with all other financial data throughout this Annual Report on Form 10-K, focuses on the results of operations and financial condition from the Company’s continuing operations.

Income from Continuing Operations
In 2006, the Company achieved its sixth consecutive year of earnings improvement. Income from continuing operations was $1,134 million, $977 million and $657 million in 2006, 2005 and 2004, respectively. Earnings increased as a result of continued strong sales growth and further gross margin improvement, combined with lower interest expense and bond premiums. EPS from continuing operations increased 27% in 2006 to $4.88, compared to $3.83 in 2005 and $2.20 in 2004. EPS also benefited from the Company’s common stock repurchase programs.

Retail Sales, Net

($ in millions)	2006		2005	2004

Retail sales, net	$19,903		$18,781	$18,096

Sales percent increase:
Total department stores	6.3%	(1)	3.8%	3.7%	(1)
Comparable department stores(2)	3.7%		2.9%	4.9%
Direct (Internet/catalog)	4.1%	(3)	3.6%	1.5%	(3)

(1) Includes the effect of the 53rd week in 2006 and 2003. Excluding sales of $204 million for the 53rd week in 2006, total department store sales increased 5.0%. Excluding sales of $152 million for the 53rd week in 2003, total department store sales increased 4.7% for 2004.
(2) Comparable department store sales are presented on a 52-week basis. Comparable department store sales include sales of new and relocated stores, and stores reopened after being closed for an extended period (e.g., stores closed due to 2005 hurricanes), after such stores have been open for 12 full consecutive fiscal months. Stores remodeled and minor expansions not requiring store closure remain in the comparable department store sales calculation.
(3) Includes the effect of the 53rd week in 2006 and 2003. Excluding sales of $50 million for the 53rd week in 2006, total Direct sales increased 2.4%. Excluding sales of $46 million for the 53rd week in 2003, total Direct sales increased 3.3% for 2004.

Comparable department store sales increased for the sixth consecutive year, driven primarily by an increase in sales transactions, coupled with positive trends in both units per transaction and average unit retail. Department store sales increased in all merchandise divisions and across all geographic regions in 2006, reflecting positive customer response to the style, quality, selection and smart pricing offered in the Company’s merchandise assortments, compelling marketing programs and continued improvement in the store shopping experience. Management was pleased with the performance of all apparel areas, especially women’s. Private brand sales, including exclusive brands found only at JCPenney, totaled approximately 48%, 46% and 42% of total department store merchandise sales for 2006, 2005 and 2004, respectively, and contributed significantly to the overall 2006 sales gains. Sales for the 28 stores opened in 2006 were approximately $216 million, including $72 million for the 10 stores that were relocated.

The Direct channel represented approximately 15% of total net retail sales in each of the last three years. Direct sales continue to reflect a transformation into an Internet dominated shopping channel supported by targeted specialty print media, with sales increasing 4.1%, 3.6% and 1.5% for 2006, 2005 and 2004, respectively. Internet sales increased approximately 24% in 2006 to $1,292 million, compared to $1,038 million in 2005 and $812 million in 2004. On a 52-week basis, Internet sales increased approximately 22%. Internet sales represented approximately 44% of total Direct sales for 2006, compared to 37% in 2005 and 30% in 2004. Consistent with customer shopping patterns, the Company continually reviews its catalog page counts and circulation to ensure that print catalogs remain productive.

Retail Sales Mix

The following percentages represent the mix of consolidated net retail sales:

	2006	2005	2004

Women’s apparel	22%	22%	23%
Home	21%	22%	21%
Men’s apparel and accessories	20%	20%	20%
Children’s apparel	11%	11%	11%
Women’s accessories	10%	10%	9%
Family footwear	6%	6%	6%
Fine jewelry	5%	5%	5%
Services and other	5%	4%	5%

	100%	100%	100%

Merchandise Initiatives
Central to the Company’s merchandising initiatives is the objective to become the leading retailer in offering style and quality at smart prices with merchandise that inspires and reflects the lifestyles of the Company’s target customer, to continue building key JCPenney private and exclusive brands and to be a leader in offering the most desired national destination brands. Recent brand launches, which are discussed below, support these merchandising initiatives.

The Company introduced a.n.atm, a private brand in women’s casual sportswear and accessories, in early 2006. In September 2006, the Company launched east5thtm, a new private brand in women’s traditional career wear. During the 2006 Back-To-School season, the Company launched X-Games boys’ apparel as an exclusive line in over 600 JCPenney department stores and Stevies by Steve Maddentm in girls’ apparel. This followed other recent launches such as Vans® for the young surf and skate customer, Solitude® by Shaun Tomson, a California lifestyle-inspired men’s apparel brand, and an expanded assortment of bedding and accessories for student dorm rooms. The Company continues to experience strength in the Miss Bisou® clothing collection for juniors, an extension of the Bisou Bisou® women’s sportswear line, and Studio by the JCPenney Home Collectiontm, a modern furniture collection, which were launched in early 2006. Also in early 2006, the Company added the Chris Madden® Hotel Collection, which features silk-blend comforters and 600 thread count sheets. Management is pleased with customer response and sales results for all of the Company’s new and expanded merchandise launches.

In April 2006, the Company announced a joint initiative with Sephora U.S.A., Inc. (Sephora), under which JCPenney has begun to sell beauty and fragrance products in its stores through Sephora inside JCPenney locations and through the Internet. In early October 2006, the first five Sephora inside JCPenney locations opened. Management is pleased with initial results and favorable customer reaction to the broad assortment of beauty brands available in these locations. Sephora inside JCPenney locations are expected to be added to approximately 19 more JCPenney stores in the first half of 2007, with additional locations planned for the second half of the year and an accelerated rollout starting in 2008.

Store Shopping Experience
Based on ongoing customer feedback, the Company has taken several actions to improve the customer shopping experience across all channels, including more closely aligning stores and Direct promotions to improve effectiveness while maintaining the capability to address unique customer needs in each channel. To enhance customers’ in-store experience, the Company has invested in renovating existing stores, and enhancing and standardizing store layout and in-store visual displays, accelerated the investment in new stores, particularly the off-mall format, as well as reconfigured the store staffing model to better serve customers while providing cost efficiencies. The Company opened 28 new stores in 2006, 23 of which were off-mall, bringing the total new off-mall stores concept to more than 40 locations. Performance of new stores (both mall and off-mall) continues to exceed the Company’s expectations. During 2006, the Company completed its rollout of a new point-of-sale (POS) system to all stores. The

POS system reduces transaction time and will provide Internet connectivity to all 35,000 in-store POS devices to enhance the customer shopping experience.

In support of making the stores an easy and exciting place to shop, during 2006, the Company began utilizing an online survey to accumulate customer feedback on the store shopping experience. Information has been obtained in such areas as associate interactions with customers, availability of associates, attractiveness of displays and fixtures, overall store cleanliness and pricing and signing accuracy. The results are used by stores to focus efforts on improvements that will better meet their customers’ needs.

Gross Margin

($ in millions)	2006	2005	2004

First-in first-out (FIFO) gross margin	$7,809	$7,190	$6,774
Last-in first-out (LIFO) credit	16	1	18

Gross margin	$7,825	$7,191	$6,792

As a percent of sales	39.3%	38.3%	37.5%

Costs associated with the Company’s 13 store merchandise distribution centers were reclassified from SG&A expenses into cost of goods sold in the fourth quarter of 2006 and are reflected as such for all periods presented to better reflect logistics costs associated with the Company’s high percentage of private brand merchandise.

As a percent of sales, gross margin improved 100 basis points in 2006, on top of an 80 basis-point improvement in 2005. The continued improvement in gross margin reflects continued strength in the performance of the Company’s private brands, ongoing improvement in inventory management, including better flow of seasonal goods resulting in lower markdowns, and a larger contribution to sales from higher margin merchandise divisions. The higher LIFO credit in 2006 was the result of favorable costing, coupled with higher inventory levels.

Selling, General and Administrative (SG&A) Expenses

($ in millions)	2006	2005	2004

SG&A expenses	$5,521	$5,227	$5,135

As a percent of sales	27.7%	27.8%	28.4%

In order to provide more clarity on the impact of growth initiatives, depreciation and amortization, as well as pre-opening expenses, have been presented as separate components of operating expenses. Accordingly, these expenses are not included in the table above, but are discussed under separate headings below.

SG&A expenses improved by 10 basis points in 2006 to 27.7% of sales, on top of a 60 basis-point improvement in 2005. As a percentage of sales, advertising costs increased 30 basis points, while total retirement-related benefit plan expenses decreased 30 basis points. Increased advertising expenses included costs related to the March 2006 virtual store at One Times Square in New York City, which showcased an exclusive assortment of the Company’s private and exclusive brands, as well as marketing costs related to the Company’s fifth annual exclusive retail sponsorship of the Academy Awards and retail sponsorships of the Teen Choice Awards and the MTV Video Music Awards. The decrease in retirement-related benefit plan expenses was driven by the $60 million decrease in qualified pension plan expense, which resulted from strong investment returns on the plan’s assets. See a further discussion of the pension expense beginning on page 34. SG&A expenses for 2006 included $26 million related to expensing stock options in accordance with Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS No. 123R). Total SG&A expense dollars increased 5.6% in 2006, driven by marketing and store staffing expenditures made to support a successful holiday season, operating costs for the 28 new stores added during the year, as well as incremental operating expenses related to the 53rd week of 2006, which were approximately $65 million.

SG&A expenses improved by 60 basis points in 2005, with savings driven by efficiencies from changes in the department store staffing model and efficiencies in the Direct channel. While expenditures for advertising were virtually flat with 2004, the Company shifted a portion of the marketing dollars spent in 2005 from promotional advertising to elevating the branding message of both JCPenney and the Company’s private brands. SG&A expenses for 2005 included $32 million, or about $0.08 per share, related to expensing employee stock options, which started in the first quarter of 2005 upon the early adoption of SFAS No. 123R. 2005 SG&A expenses also reflected a previously disclosed one-time credit of $13 million recorded in the third quarter related to the Company’s share of expected proceeds from the Visa Check/MasterMoney Antitrust Litigation settlement, which was essentially offset by hurricane-related costs, net of probable insurance recoveries.

Depreciation and Amortization Expenses
As expected with the accelerated store growth and investments in improving existing stores, depreciation and amortization expenses increased to $389 million in 2006, compared to $372 million in 2005 and $359 million in 2004. As a percentage of sales, depreciation and amortization expenses were consistent from year to year at approximately 2%.

Pre-Opening Expense
Pre-opening expense includes costs such as advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rental costs. With the launch of the Company’s accelerated store growth strategy in 2006, pre-opening expense increased to $27 million in 2006, compared to $15 million and $11 million in 2005 and 2004, respectively. The Company opened 28, 18 and 14 new stores, in 2006, 2005 and 2004, respectively.

Real Estate and Other (Income)/Expense

($ in millions)	2006	2005	2004

Real estate activities	$(37)	$(39)	$(30)
Net gains from sale of real estate	(8)	(27)	(8)
Asset impairments	2	7	12
PVOL and other unit closing costs	2	5	7
Management transition costs	7	–	29
Other	–	–	2

Total	$(34)	$(54)	$12

Real estate and other consists primarily of ongoing operating income from the Company’s real estate subsidiaries. In addition, net gains were recorded from the sale of facilities and real estate that are no longer used in Company operations and investments in real estate partnerships. For 2005, approximately half of the gain from the sale of real estate was from the sale of a vacant merchandise processing facility that was made obsolete by the centralized network of store distribution centers put in place by mid-2003. Impairments relate primarily to department stores and are the result of the Company’s ongoing process of evaluating the productivity of its asset base, as described under Valuation of Long-Lived Assets on page 33. PVOL represents the present value of operating lease obligations on closed units. In addition, in 2006 and 2004, the Company recorded charges of $7 million and $29 million, respectively, associated with senior management transition.

Operating Income

($ in millions)	2006	2005	2004

Operating income(1)	$1,922	$1,631	$1,275

As a percent of sales	9.7%	8.7%	7.0%

(1) See definition of Operating Income on page 13.

Operating income improved for the sixth straight year in 2006, increasing 17.8%, or 100 basis points as a percent of sales, driven by sales gains and continued improvement in gross margin. This reflects the ongoing significant improvements the Company has made in merchandise assortments, as well as further refinements to the Company’s planning and allocation systems to ensure that the merchandise is in the right place at the right time. Operating income is the key measurement on which management evaluates the financial performance of the Company’s retail operations.

Net Interest Expense
Net interest expense totaled $130 million, $169 million and $223 million in 2006, 2005 and 2004, respectively. Net interest expense consists primarily of interest expense on long-term debt, net of interest income earned on cash and short-term investments. Net interest expense in 2006 primarily benefited from higher short-term interest rates on cash and short-term investment balances. The weighted-average interest rate on long-term debt has remained relatively constant at 7.8%, 7.8% and 7.7% in 2006, 2005 and 2004, respectively. Interest income earned on short-term investments increased in 2006 to an average annual interest rate of 5.0%, compared to 3.2% in 2005 and 1.5% in 2004. Total debt was reduced by $2.14 billion as part of the Company’s debt reduction programs initiated in 2004 and completed by the end of the second quarter of 2005. For 2004, net interest expense of $95 million was allocated to the operating results of Eckerd and recorded as discontinued operations.

Bond Premiums and Unamortized Costs
During 2005 and 2004, the Company incurred $18 million and $47 million, respectively, of premiums, commissions and unamortized costs related to the purchase of debt in the open market and redemption of securities under the 2005 and 2004 debt reduction programs, which are discussed on pages 28-29. These costs are reflected in Bond Premiums and Unamortized Costs in the Consolidated Statements of Operations. No such costs were incurred by the Company in 2006.

Income Taxes
The overall effective tax rates for continuing operations were 36.7%, 32.3% and 34.6% for 2006, 2005 and 2004, respectively. The 2006 rate was favorably impacted by the release of $32 million, or $0.14 per share, of federal income tax reserves resulting from the favorable resolution of prior year tax matters. The 2005 rate reflected a credit of $49 million, or $0.20 per share, which was principally attributable to reversing the remaining state tax net operating loss valuation allowance. Also benefiting 2005 was a one-time credit of $5 million related to changes in state income tax laws. The 2007 effective income tax rate is expected to increase to approximately 38.6%.

Discontinued Operations

Discontinued operations added $0.08 per share to net income in 2006, principally related to positive variances on tax reserves that had been provided for in connection with the sale of previously owned businesses. For 2005, discontinued operations added $0.43 per share to net income, while in 2004, discontinued operations resulted in a charge of $0.44 per share. The 2005 credit was principally related to favorable resolution of certain tax matters associated with the Company’s former Eckerd drugstore operations, and the 2004 charge resulted primarily from the loss on the sale of Eckerd combined with Eckerd operating losses to the date of sale.

Lojas Renner S.A.
On July 5, 2005, the Company’s indirect wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Lojas Renner S. A. (Renner), a Brazilian department store chain, through a public stock offering registered in Brazil. The Company generated cash proceeds of $283 million from the sale of its interest in Renner. After taxes and transaction costs, net proceeds approximated $260 million. Proceeds from the sale were used for common stock repurchases, which are more fully discussed under Equity and Debt Restructuring on pages 28-29.

Including an $8 million credit related to taxes that was recorded in 2006, the sale resulted in a cumulative pre-tax gain of $26 million and an after-tax gain of $1 million. The relatively high tax cost is largely due to the tax basis of the Company’s investment in Renner being lower than its book basis as a result of accounting for the investment under the cost method for tax purposes. Included in the pre-tax gain on the sale was $83 million of foreign currency translation losses that had accumulated since the Company acquired its controlling interest in Renner.

Eckerd Drugstores
On July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations to the Jean Coutu Group (PJC) Inc. (Coutu) and CVS Corporation and CVS Pharmacy, Inc. and received net cash proceeds of approximately $3.5 billion. Proceeds from the sale were used for common stock repurchases and debt reduction, which are more fully discussed under Equity and Debt Restructuring on pages 28-29.

During 2006, the Company recorded an after-tax credit of $4 million related to the Eckerd discontinued operations, which was primarily related to taxes. Through 2006, the cumulative loss on the sale was $715 million pre-tax, or $1,326 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company’s previous drugstore acquisitions were largely tax-free transactions. Of the total after-tax loss on the sale, $108 million was recorded in 2004 to reflect revised estimates of certain post-closing adjustments and resulting sales proceeds, and $1,325 million was recorded in 2003 to reflect Eckerd at its estimated fair value less costs to sell. These charges were partially offset by an after-tax credit of $103 million recorded in 2005, which was primarily related to the favorable resolution of certain tax matters, as well as a reduction of the taxes payable on the sale of Eckerd due to adjustments in Eckerd’s tax basis.

Upon closing on the sale of Eckerd on July 31, 2004, the Company established reserves for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets and environmental indemnifications. Management continues to review and update the remaining reserves on a quarterly basis and believes that the overall reserves, as adjusted, are adequate as of February 3, 2007 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company’s Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations, with tax payments included in operating cash flows and all other payments included in investing cash flows.

Mexico Department Stores
In November 2003, the Company closed on the sale of its six Mexico department stores and recorded a loss of $14 million, net of a $27 million tax benefit. In 2005 and 2004, the Company recognized after-tax gains of $5 million and $4 million, respectively, related to reserve adjustments and additional tax benefits realized.

Direct Marketing Services
In 2006, 2005 and 2004, after-tax gains of $7 million, $3 million and $1 million, respectively, were recorded related to the sale of J. C. Penney Direct Marketing Services, Inc.’s assets due to favorable resolution of certain past tax issues, tax regulation changes and tax audits.

The Company’s financial statements, accompanying notes and other information provided in this Annual Report on Form 10-K reflect these businesses as discontinued operations for all periods presented.

Financial Condition

The strength of the Company’s financial condition is primarily dependent on the competitiveness of its customer value proposition and the level of operating performance relative to the capital resources invested in the business. Therefore, management’s successful execution of the Long Range Plan will continue to be the key driver of the Company’s consistent operating performance improvement, earnings per share growth, market valuation and overall financial condition.

Financial Goals
The Company’s financial strategy will continue to focus on opportunities to deliver value to stockholders, strengthen the financial position and improve the credit rating profile. Long range planning targets have been established related to operating financial goals, key financial metrics, cash flow, credit ratings, dividends and earnings per share growth, which are discussed below.

At the April 2006 Analyst Meeting, management provided updated profitability targets to the original 2005 to 2009 Long Range Plan. Specific long-range operating financial objectives include generating annual low single-digit comparable department store sales increases and mid single-digit Direct sales increases, with total sales increasing mid-single digits, continued improvement in annual gross margin and leveraging of SG&A expenses, with the objective of reaching an operating income target of 10.0% to 10.5% of sales in 2009, and achieving 16% annual

EPS growth through 2009. With the 2006 operating income margin at 9.7%, the Company’s 2006 operating performance came close to achieving in just two years the planned performance levels in its original 2005-2009 Long Range Plan. Management will communicate operating performance targets for a new 2007 to 2011 Long Range Plan at its April 2007 Analyst Meeting. Going forward, the growth drivers for operating income will continue to be new store growth, sales productivity improvements, continued improvements in the gross margin rate and SG&A leverage. The Company’s progress toward achieving its operating financial goals could be impacted by various risks, which are discussed in Item 1A, Risk Factors, beginning on page 4, and the cautionary statement regarding forward-looking information on page 39.

The Company expects cash flow from operating activities (operating cash flow) to increase each year, resulting principally from higher net income. Operating cash flow is targeted to exceed planned capital spending levels, in order to provide financial flexibility and ongoing support for the Long Range Plan.

Continued strong operating performance, increasing operating cash flows and a strengthening capital structure should enable the Company to achieve competitive investment grade credit ratings, allowing access to the commercial paper market, thereby enhancing the Company’s financial flexibility.

The goal of the Company’s dividend policy is to deliver competitive value to stockholders. The Company’s Board of Directors (Board) increased the cash dividends to stockholders by 44% in 2006 and a plan to increase the cash dividend by 11% was approved by the Board for 2007.

2006 Key Financial Metrics
The Company’s 2006 performance represented further progress toward industry leadership, resulting from continued improvement in operating results and the completion of a $750 million stock repurchase program. Over the past several years, the Company’s returns on capital have significantly improved, and its financial leverage has been dramatically reduced. The Company’s operating performance in 2006 was well ahead of schedule in achieving the objectives established in the original 2005-2009 Long Range Plan.

Management and the investment community utilize these financial metrics to assess the Company’s financial health and benchmark against planned targets as well as peers in the retail industry. The Company’s calculations of these metrics are based on components of the GAAP financial statements and may vary from those of other companies, potentially limiting comparability. These measures are not considered GAAP measures, but management believes they provide the most comprehensive perspective of the Company’s capital productivity and financial leverage.

Return on Capital Metrics
In 2006, the Company’s return on stockholders’ equity (ROE) and return on invested capital (ROIC) improved significantly. In 2006, the Company achieved a 28.3% ROE, representing a 31% improvement since 2000. The Company calculates ROE as income from continuing operations divided by beginning of year stockholders’ equity. The Company uses an 11% ROIC as its target, or “hurdle”, rate for new capital investments, which represents the Company’s blended (debt and equity) long-term cost of capital estimate. In 2006, the Company exceeded this level with a ROIC of 17.4%. The Company calculates ROIC as income from continuing operations plus after-tax interest expense on long-term debt divided by the sum of beginning of year stockholders’ equity and long-term debt, including current maturities. Beginning in 2007, return metrics will reflect the 2006 reduction to equity resulting from a change in pension accounting rules (discussed in Note 1 on pages F-12 and F-13). Notwithstanding the equity adjustment, further improvements in both ROE and ROIC are expected in future years with continued earnings growth.

Debt Percent to Total Capital
After significant improvement during the 2001 to 2005 turnaround period, the Company’s capital structure as of year-end 2006 remains competitive. As of year-end 2006, the Company’s debt percent to total capital improved to a level of 44.5%, compared to 46.4% and 44.7% in 2005 and 2004, respectively. The improvement in 2006 was primarily a result of higher net income. No material changes in long-term debt occurred during 2006.

Credit Agreement Covenants
Under the Company’s 2005 Credit Agreement, discussed on page 27, the Company is required to satisfy a leverage ratio covenant and a fixed charge coverage ratio covenant, which are discussed in Note 10. The leverage ratio continued to improve during 2006 to a level of 1.5 to 1.0, and remained in compliance with the 2005 Credit Agreement covenant requirement of no more than 3.0 to 1.0. The fixed charge coverage ratio also improved during 2006 to a level of 6.9 to 1.0, and remained in compliance with the 2005 Credit Agreement covenant requirement of at least 3.2 to 1.0.

Liquidity and Capital Resources
Over the 2000 to 2006 period, the Company’s liquidity and capital resources have strengthened significantly and created an increased level of financial flexibility to support the Company’s Long Range Plan. The Company manages its capital structure to ensure financial flexibility and access to capital, at a competitive cost, necessary to support the Long Range Plan. Management considers all on- and off-balance sheet debt in evaluating the Company’s overall liquidity position and capital structure. See the discussion of off-balance sheet arrangements on pages 27-28 and the detailed disclosure regarding operating leases and their off-balance sheet present value in Note 16.

Cash and Short-Term Investments
At year-end 2006, the Company had approximately $2.7 billion of cash and short-term investments, which represented nearly 80% of its $3.4 billion of outstanding long-term debt, including current maturities. Cash and short-term investments included restricted short-term investment balances of $58 million as of February 3, 2007, pledged as collateral for a portion of casualty insurance program liabilities. In 2006, the cash and short-term investment balance was reduced by the completion of a $750 million common stock repurchase program. In addition to cash and short-term investments, the Company’s liquidity position includes a five-year $1.2 billion revolving credit facility that was put in place in April 2005 (2005 Credit Agreement). The 2005 Credit Agreement is unsecured, and all collateral securing the previously existing $1.5 billion credit facility has been released. The dollar amount of the credit facility was reduced due to the sale of Eckerd. For further discussion of the credit facility, see page 27. The Company’s liquidity is enhanced by the fact that the current debt portfolio and material lease agreements contain no provisions that could trigger acceleration of payments or collateral support in the event of adverse changes in the Company’s financial condition.

Cash Flows
The following is a summary of the Company’s cash flows from operating, investing and financing activities for both continuing and discontinued operations:

($ in millions)	2006	2005	2004

Net cash provided by/(used in):
Continuing operations:
Operating activities(1)	$1,255	$1,337	$1,111
Investing activities	(752)	(221)	4,302
Financing activities	(751)	(2,652)	(2,660)
Discontinued operations:
Operating activities	11	82	(792	)(2)
Investing activities	(32)	(187)	(263)
Financing activities	–	8	(13)

Net (decrease)/increase in cash and short-term investments	$(269)	$(1,633)	$1,685

(1) Includes $300 million discretionary cash contributions to the Company’s qualified pension plan in both 2006 and 2004. The approximately $110 million tax benefit related to the 2006 contribution will not be realized until fiscal 2007; the 2004 contribution was $190 million after tax. No contribution to the Company’s qualified pension plan was made in 2005 due to the plan’s well-funded status and Internal Revenue Service limitations on tax deductible contributions.
(2) Includes $822 million of income taxes paid related to the sale of Eckerd.

Significantly improved operating performance over the past few years has provided the financial flexibility to increase capital expenditures for new store growth, store renewals and updates, with additional liquidity allowing the Company to increase funding to its qualified pension plan.

Cash Flow from Operating Activities – Continuing Operations
The Company’s operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of the sales, profits and positive operating cash flows are realized. Cash requirements are highest in the third quarter as the Company builds inventory levels in preparation for the holiday season.

In both 2006 and 2004, the Company made $300 million discretionary contributions to its qualified pension plan. Based on market conditions, the resulting well-funded status of the pension plan and Internal Revenue Service rules limiting tax deductible contributions, the Company did not make a discretionary pension contribution to its qualified pension plan in 2005. Additionally, due to the adoption of SFAS No. 123R in 2005, $39 million and $43 million, respectively, of excess tax benefits from stock options exercised are reflected in cash flows from financing activities for 2006 and 2005, whereas for 2004, $76 million of excess tax benefits from stock options exercised were reflected in cash flows from operating activities.

Cash Flow from Investing Activities – Continuing Operations
Capital expenditures, including capitalized software costs, were $772 million, $535 million and $398 million in 2006, 2005 and 2004, respectively. The increase was principally for new off-mall stores, store renewals and modernizations and costs related to new point-of-sale technology at each of the Company’s 35,000 registers. During 2006, the Company opened 28 new stores, 10 of which were store relocations, and closed four stores. The following provides a breakdown of capital expenditures:

($ in millions)	2006	2005	2004

New and relocated stores	$365	$173	$119
Store renewals and updates	266	204	185
Technology	110	110	69
Other	31	48	25

Total	$772	$535	$398

Consistent with the Long Range Plan, new store growth is planned to further accelerate in 2007. Management expects 2007 capital expenditures to be approximately $1.2 billion. Approximately 55% of the capital spending will relate to new or relocated stores, 30% to store renewals and updates, 10% to technology, and 5% to other routine projects. The Company currently plans to open 50 new and relocated stores in 2007, of which over 80% are expected to be off-mall. Incorporating relocations and store closures, net square footage growth is expected to increase approximately 3%.

Proceeds from the sale of real estate assets were $20 million for 2006, compared to $31 million and $34 million in 2005 and 2004, respectively.

Cash Flow from Financing Activities – Continuing Operations
For 2006, cash payments for long-term debt, including capital leases, totaled $21 million. During 2005, such payments totaled $474 million and are discussed further under Equity and Debt Restructuring on pages 28-29.

During 2006, the Company returned approximately $900 million to stockholders through common stock repurchases and dividend payments. The Company repurchased 11.3 million shares of common stock for $750 million during 2006. Common stock was retired on the same day it was repurchased, and the related cash settlements were completed on the third business day following the repurchase.

JCPenney raised the quarterly dividend on its common stock to $0.18 per share beginning with the May 1, 2006 dividend. The Company paid quarterly dividends of $0.125 per share in 2005 and 2004. The Board reviews the dividend policy and rate on a quarterly basis, taking into consideration the overall financial and strategic outlook for the Company, earnings, liquidity and cash flow projections, as well as competitive factors. Based on the current outlook for earnings, cash flow and liquidity, in February 2007, the Board approved a plan to increase the quarterly dividend by 11%, from $0.18 per share to $0.20 per share, to be effective with the dividend to be paid on May 1, 2007. Prior to August 26, 2004, the Company also paid semi-annual dividends on its Series B ESOP Convertible

Preferred Stock at an annual rate of $2.37 per common share equivalent. All outstanding shares of Series B ESOP Convertible Preferred Stock were converted to common shares on August 26, 2004.

Net proceeds from the exercise of stock options were $135 million in 2006, compared to $162 million in 2005 and $248 million in 2004.

Due to the adoption of SFAS No. 123R in 2005, $39 million and $43 million, respectively, of excess tax benefits from stock options exercised are reflected in cash flows from financing activities for 2006 and 2005, whereas for 2004, $76 million of excess tax benefits from stock options exercised were reflected in cash flows from operating activities.

Cash Flow and Financing Outlook
In 2007, the Company’s financing strategy will continue to focus on opportunities to deliver value to stockholders, strengthen the financial position and improve the credit profile. The Company’s strengthened financial position provides an increased level of financial flexibility to support the strategic growth objectives of the Long Range Plan. Consistent with the Company’s goal of delivering value to stockholders, in February 2007, the Board approved a plan to increase the quarterly dividend by 11%, from $0.18 per share to $0.20 per share, to be effective with the dividend to be paid on May 1, 2007. On March 29, 2007, the Board declared a quarterly dividend of $0.20 per share to be paid on May 1, 2007. In addition, the Board authorized a new $400 million common stock repurchase program, which is expected to be completed by the end of 2007 and will be funded by a portion of the cash proceeds and tax benefits from associate stock option exercises and cash and short-term investment balances.

In accordance with its financing strategy, the Company expects to maintain its strong liquidity position in 2007. The Company expects operating cash flow to increase each year, resulting principally from higher net income. Operating cash flow is targeted to exceed planned capital spending levels, which should provide financial flexibility and ongoing support for the Long Range Plan. Until all of the Company’s credit ratings improve to competitive investment-grade levels, access to the capital markets for cash needs will retain an element of uncertainty. As such, management intends to maintain sufficient cash investment levels to ensure support for operational business needs, strategic initiatives, long-term debt maturities, dividends and contingency items, such as the opportunistic purchase of selected real estate properties attributable to consolidation within the retail industry. The Company does not expect to borrow under its credit facility except to support ongoing letters of credit. The Company has $425 million of notes scheduled to mature in 2007, and an additional $200 million scheduled to mature in fiscal 2008. In accordance with its long-term financing strategy, the Company manages its financial position on a multi-year basis and may access the capital markets opportunistically.

The Company’s cash flows may be impacted by many factors, including the competitive conditions in the retail industry, the effects of the economic environment and consumer confidence levels. Based on the nature of the Company’s business, management considers the above factors to be normal business risks.

Inventory
Total LIFO inventory was $3,400 million at the end of 2006 compared with $3,210 million at the end of 2005. FIFO inventory was $3,408 million at the end of 2006, which increased 5.4% when compared to last year’s $3,234 million, primarily as a result of new store openings in 2006 and new stores planned for the first quarter of 2007. After an effective transition from fall and holiday assortments, the Company was well positioned at the end of 2006 with fresh merchandise for the spring season and less clearance merchandise than the prior year. Inventory also reflected a good balance between fashion and basic merchandise.

With new systems and its network of store distribution centers, the Company has continued to enhance its ability to allocate and flow merchandise to stores in-season by recognizing sales trends earlier and accelerating receipts, replenishing individual stores based on rates of sale and consistently providing high in-stock levels in basics and advertised items. This continued improvement of inventory management has helped to drive more profitable sales and improvements in inventory turnover, which for 2006, 2005 and 2004 was 3.33, 3.28 and 3.21, respectively. With the elimination of global trade quotas on apparel and textiles, the Company expects to concentrate production of private brand merchandise in fewer countries and with fewer manufacturers. On an ongoing basis, the Company develops contingency plans to provide for alternate sources for product in order to ensure uninterrupted access to merchandise. Cost reductions will allow the Company to invest in higher quality merchandise and thereby improve the value proposition to the Company’s target customer.

Contractual Obligations and Commitments
Aggregated information about the Company’s obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of February 3, 2007 is presented in the following table.

							After
($ in millions)	Total	2007	2008	2009	2010	2011	5 years

Recorded contractual obligations:
Long-term debt, including current maturities and capital leases	$3,444	$434	$203	$–	$506	$–	$2,301
Trade payables	1,366	1,366	–	–	–	–	–
Contributions to non-qualified supplemental retirement and postretirement medical plans(1)	425	74	76	79	27	26	143

	$5,235	$1,874	$279	$79	$533	$26	$2,444

Unrecorded contractual obligations:
Interest payments on long-term debt and capital leases(2)	$5,822	$253	$222	$218	$198	$178	$4,753
Operating leases(3)	1,948	213	197	170	137	112	1,119
Standby and import letters of credit(4)	122	122	–	–	–	–	–
Surety bonds(5)	56	56	–	–	–	–	–
Contractual obligations(6)	317	208	97	11	–	–	1
Guarantees(7)	42	8	–	3	–	–	31

	$8,307	$860	$516	$402	$335	$290	$5,904

Total	$13,542	$2,734	$795	$481	$868	$316	$8,348

(1) Represents expected payments through 2016. Based on the accounting rules for retirement and postretirement benefit plans, the liabilities reflected in the Company’s Consolidated Balance Sheets differ from these estimated future payments. See Note 17.
(2) The 2007 interest payments include $84 million that is reflected in Accrued Expenses and Other Current Liabilities in the Company’s Consolidated Balance Sheet at February 3, 2007. See Note 7.
(3) Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured.
(4) Standby letters of credit ($116 million) are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims. The remaining $6 million are outstanding import letters of credit.
(5) Surety bonds are primarily for previously incurred and expensed obligations related to workers’ compensation and general liability claims.
(6) Consists primarily of (a) minimum purchase requirements for exclusive merchandise and fixtures; (b) royalty obligations and (c) minimum obligations for professional services, energy services, software maintenance and network services.
(7) Includes (a) $11 million for certain personal property leases assumed by the purchasers of Eckerd; (b) $11 million on loans related to a real estate investment trust and (c) $20 million related to a third-party reinsurance guarantee.

The Company is predominantly engaged in the retailing business of buying and selling apparel, accessories and home merchandise. In the normal course of business, the Company issues purchase orders to vendors/suppliers for merchandise inventory to meet customer demand for fashion, seasonal and basic merchandise. The Company’s purchase orders are not unconditional commitments, but rather represent executory contracts requiring performance by vendors/suppliers, including delivery of the merchandise prior to a specified cancellation date and meeting product specifications and other requirements. Failure to meet agreed-upon terms and conditions may result in the cancellation of the order. Accordingly, the table above excludes outstanding purchase orders for merchandise inventory that has not been shipped. Under the terms of the purchase orders, merchandise is purchased on a Free on Board (F.O.B.) shipping point basis, which means ownership of the merchandise passes to the Company upon shipment. As a result, the cost of merchandise shipped but not received by the Company as of year end (in-transit merchandise) is recorded on the Consolidated Balance Sheets in Merchandise Inventory with a corresponding offset in Trade Payables. As of February 3, 2007, the Company had approximately $392 million of domestic and foreign in-transit merchandise, which together with trade payables for merchandise already received, is reflected in the table above. Additionally, the Company issues letters of credit for selected merchandise inventory sourced overseas, which are also included in the previous table.

Credit Agreement
The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Agreement is available for general corporate purposes, including the issuance of letters of credit. Pricing is tiered based on JCP’s senior unsecured long-term debt ratings by Moody’s and Standard & Poor’s. JCP’s obligations under the 2005 Credit Agreement are guaranteed by the Company. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $122 million as of the end of 2006, have been made under this facility. The 2005 Credit Agreement includes two financial leverage metric covenants, which are discussed in Note 10.

Credit Ratings
Improvements in the Company’s operating performance and financial metrics led to its long-term debt credit rating being raised to investment grade level by Fitch in 2005 and by Moody’s and Standard & Poor’s in early 2006. Restoring competitive investment grade credit ratings, consistent with retail industry leaders, continues to be a financial goal for the Company.

As of March 19, 2007, the Company’s credit ratings and outlook were as follows:

Long-Term
	Debt	Outlook

Moody’s Investors Service, Inc.	Baa3	Positive
Standard & Poor’s Ratings Services	BBB-	Stable
Fitch Ratings	BBB	Stable

During the first quarter of 2006, both Moody’s and Standard & Poor’s raised the Company’s credit ratings to investment grade. In February 2006, Moody’s raised its senior unsecured credit rating for the Company from Ba1 to an investment grade rating of Baa3. In April 2006, Standard & Poor’s raised its credit rating on the Company’s long-term corporate credit and senior unsecured debt from BB+ to an investment grade rating of BBB-. In October 2006, Fitch raised its credit rating on the Company’s senior unsecured notes and debentures and its $1.2 billion 2005 Credit Agreement from BBB- to BBB, both investment grade credit ratings. In December 2006, Moody’s raised its outlook on the Company’s long-term debt rating from “Stable” to “Positive.” Going forward, the Company expects that the rating agencies will continue to focus on operating performance consistency, earnings growth and financial leverage as key factors in any ratings decisions.

Indenture Covenant
The Company has an indenture covering approximately $255 million of long-term debt that contains a financial covenant requiring the Company to have a minimum of 200% net tangible assets to senior funded indebtedness (as defined in the indenture). This indenture permits the Company to issue additional long-term debt if it is in compliance with the covenant. As of year-end 2006, the Company’s percent of net tangible assets to senior funded indebtedness was 292%.

Off-Balance Sheet Arrangements
Other than operating leases, which are included in the Contractual Obligations and Commitments table on page 26, the Company does not have any off-balance sheet financing. The Company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating its business.

As of February 3, 2007, the Company had guarantees of approximately $11 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases. Currently, management does not believe that any potential financial exposure related to these guarantees would have a material impact on the Company’s financial position or results of operations.

JCP, through JCP Realty, Inc., a wholly owned subsidiary, has investments in 14 partnerships that own regional mall properties, six as general partner and eight as limited partner. JCP’s potential exposure to risk is greater in partnerships in which it is a general partner. Mortgages on the six general partnerships total approximately $353 million; however, the estimated market value of the underlying properties is approximately $842 million. These mortgages are non-recourse to JCP, so any financial exposure is minimal. In addition, JCP Realty, Inc. has guaranteed loans totaling approximately $11 million related to an investment in a real estate investment trust. The estimated market value of the underlying properties significantly exceeds the outstanding mortgage loans, and the loan guarantee to market value ratio is less than 3% as of February 3, 2007. In the event of possible default, the creditors would recover first from the proceeds of the sale of the properties, next from the general partner, then from other guarantors before JCP’s guarantee would be invoked. As a result, management does not believe that any potential financial exposure related to this guarantee would have a material impact on the Company’s financial position or results of operations.

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

Equity and Debt Restructuring
In order to enhance stockholder value, strengthen the Company’s capital structure and improve its credit rating profile, since 2004, the Company has implemented programs to repurchase common stock, reduce debt and redeem all outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock). In order to fund these programs, the Company used the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Renner stock, cash proceeds and tax benefits from the exercise of employee stock options and existing cash and short-term investment balances.

Stock Repurchases
During the 2004 to 2006 period, the Company purchased a combined $4.9 billion of its common stock through open-market transactions as follows:

(in millions)	Shares	Cost(1)

2004	50.1	$1,951
2005	44.2	2,199
2006	11.3	750

Total	105.6	$4,900

(1) Excludes commissions.

Of the total repurchases, the Company’s Board authorized $3.0 billion in 2004, $1.15 billion in 2005 and $750 million in 2006.

Debt Reduction
The Company’s debt reduction programs, which were completed by the end of the second quarter of 2005, consisted of approximately $2.14 billion of debt reductions.

The Company’s debt retirements included $250 million of open-market debt repurchases in the first half of 2005, the payment of $193 million of long-term debt at the scheduled maturity date in May 2005 and 2004 transactions that consisted of $650 million of debt converted to common stock, $822 million of cash payments and the termination of the $221 million Eckerd securitized receivables program. The Company incurred pre-tax charges of $18 million and $47 million in 2005 and 2004, respectively, related to these early debt retirements.

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

Risk Management

Management is committed to proactively managing enterprise risks as the strategies and initiatives of the Long Range Plan are executed in order to maximize enterprise value (defined as the combined capital markets’ value of the Company’s debt and equity) to investors. The success to date in implementing the 2005-2009 Long Range Plan has resulted in strategic and operational initiatives that have associated and ever-changing performance opportunities, both upside and downside. Over the past six years, the Company’s enterprise value increased significantly as its portfolio of risks was managed effectively.

Management defines risk as the potential deviation from planned operating results that may have a negative impact on investor enterprise value in the short or long term. The deviation can arise from inadequate or ineffective internal processes or systems, external events or Company personnel. The Company is subject to risks inherent in operating a multi-channel retailing organization. For a detailed discussion on risks and uncertainties, see Item 1A, Risk Factors, beginning on page 4 and the cautionary statement regarding forward-looking information on page 39.

The key driver in managing strategic and operating risks in order to maximize enterprise value is consistent execution of the Long Range Plan strategies and initiatives. Managing strategic and operating risks provides opportunities, both to capitalize on positive events and mitigate negative circumstances.

Risk Mitigating Factors
The Company conducts extensive customer research. During 2006, the Company began utilizing an online survey to accumulate customer feedback on the store shopping experience. Information has been obtained in such areas as associate interactions with customers, availability of associates, attractiveness of displays and fixtures, overall store cleanliness and pricing and signing accuracy. The results are used by stores to focus efforts on improvements that will better meet their customers’ needs. The Company also regularly measures customer satisfaction through a customer scorecard, which benchmarks customer perceptions against key competitors. Exit surveys are regularly conducted to better understand customer shopping habits and whether they are finding what they want at JCPenney. In addition, management continues to focus on measuring marketing productivity by utilizing post-event analyses and other measurement tools.

The Company has resources dedicated to monitoring the external environment, which includes retail competitors, retail industry and consumer trends, as well as the current economic outlook. The deeper the Company’s understanding is of competitors’ strategies, performance, and strengths and weaknesses, the better it can develop appropriate responses to compete more effectively, enhance the Company’s competitive position, and achieve and sustain top quartile performance.

Management conducts ongoing strategic geographic market research, including demographic and regional economic trends, prior to making a decision to enter or relocate into a particular geographic area. The Company conducts ongoing benchmarking of key metrics for all geographic markets, including market share, sales growth, sales per square foot, and competitor and population trends.

Product development and sourcing are critical to the success of the private brand business. Another key Company initiative is reducing private brand “cycle time” – the time it takes from concept until the merchandise hits the selling floor. With the Company’s most recent private brand launches, management has been able to demonstrate that it can significantly reduce the cycle time. The Company’s substantial sourcing abilities should enable it to continue to reduce the product lead times and offer customers more relevant and timely merchandise. Management has established processes to optimize order flow by country and to reduce the cycle time from the design stage to having the merchandise available for sale to customers.

The Company has a diversified supplier base, both domestic and foreign, and is not dependent to any significant degree on any single supplier. Additionally, the Company has business continuity plans in place for all merchandise distribution centers that would provide rerouting of merchandise allocations to have uninterrupted flow of merchandise to both stores and direct to customers.

In order to ensure that associates have the tools and skills needed to support the Company’s strategies and initiatives, senior management has been developing new training programs and has been involved in delivering these programs to associates. This includes “Retail Academy,” a week-long program for high-potential associates focused on retail strategy and team building, and “WINNING TOGETHER Leading Together,” a course led by the Company’s Chief Executive Officer focused on improving leadership skills for the Company’s most senior 500 managers.

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

The Company also recognizes that to achieve its strategies, it must maintain its reputation among many constituents – customers, suppliers, investors and regulators, as well as the general public – for business practices of the highest ethical quality. Attention to integrity and reputation has always been a key aspect of the Company’s practices and maintenance of reputation is the responsibility of everyone in the organization. The Company supports this individual responsibility in many ways, including a code of ethics, training, policies, reporting mechanisms and oversight through the Company’s Legal Compliance and Business Ethics Committee, which is discussed below.

Risk Management Framework
The Company has an enterprise-wide risk management framework in place to identify, measure and manage risks. The Company’s organizational structure, both at the Board and management levels, plays a critical role in maintaining an effective overall risk management process, as highlighted by the risk management and monitoring processes described below.

Independent Oversight – Several Board committees oversee the risk governance activities of the senior management committees. The Audit Committee is responsible for discussion of guidelines and policies governing the process by which risk assessment and management is undertaken. In addition, the Audit Committee reviews with management the systems of internal control over financial reporting that are relied upon to provide reasonable assurance of compliance with the Company’s operational risk management processes. The Finance Committee reviews the Company’s overall financial plans, policies, strategies and capital structure. The Human Resources and Compensation Committee oversees senior management committees responsible for retirement and welfare plans, equity and other compensation plans. The Corporate Governance Committee monitors developments in the governance area and recommends policies and practices to the Board of Directors.

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

Legal Compliance and Business Ethics Committee (Ethics Committee) – This Committee provides assistance to the Chief Ethics Officer in ensuring that the Company’s legal compliance and ethics program is effective under applicable laws and regulations. The Ethics Committee’s responsibilities include assessing the risks of non-compliance with applicable laws or regulations and of unethical conduct by associates or agents of the Company; determining how best to mitigate such risks through the promulgation and/or revision of written compliance and ethics standards, including the Company’s Statement of Business Ethics; and the communication of such standards through training, auditing, monitoring and other forms of checking; encouraging associates to report possible violations of Company compliance- and ethics-related standards. The Ethics Committee also oversees internal investigations into possible violations of law or Company policy and the discipline imposed for any violations of Company policy. The Ethics Committee also assists the Chief Ethics Officer in reporting, no less than annually, to the Board and the Audit Committee of the Board on the operation, content and effectiveness of the Company’s legal compliance and ethics programs.

Human Resources Committee (HRC) – The HRC, which is made up of senior executives of the Company, ensures appropriate management and fiduciary responsibilities are carried out with respect to retirement and welfare plans, and manages and provides direction for equity and compensation plan strategies.

Capital Appropriations Committee (CAC) – The CAC, which is made up of senior executives of the Company, reviews and approves individual capital and systems projects, and ensures proper capital allocation consistent with the overall capital expenditure plan approved by the Board of Directors.

Disclosure and Controls Review Committee (DCRC) and Sarbanes-Oxley Compliance and Monitoring Group – The DCRC is made up of senior executives of the Company, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO). The DCRC ensures that the Company’s established disclosure controls and procedures and certification process are adhered to. The Company has a Sarbanes-Oxley Compliance and Monitoring Group, which consists of associates dedicated full-time to managing the ongoing process of monitoring and self-testing key controls throughout the organization, documenting and testing significant changes to internal control over financial reporting and meeting the related reporting requirements.

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

Internal Control Structure
During 2006, the Company continued to focus on further tightening its overall internal control structure by having ongoing discussions between management and the Company’s Audit Committee in their oversight role and discussing management’s actions and programs to control and monitor the Company’s major fraud risks. In addition, Internal Audit completed a review of the Company’s different whistleblower hotlines to identify ways to improve the effectiveness for associates and external stakeholders to report suspected wrongdoings and other concerns related to ethics, legal compliance, accounting complaints, loss prevention and human resources issues.

The Company is responsible for maintaining effective internal control over financial reporting in order to provide reasonable assurance regarding the reliability of financial reporting and the timely and accurate preparation of financial statements for external purposes. Since 2004, under Section 404 of the Sarbanes-Oxley Act, management has reported publicly on the effectiveness of the Company’s internal control over financial reporting and has included Management’s Report on Internal Control over Financial Reporting for 2006 on page 40. Additionally, the Company’s external auditors are required to express an opinion on management’s assessment as well as on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report as of year-end 2006 is included on page 41.

Critical Accounting Policies

The application of accounting policies necessarily involves judgment and, in certain instances, the use of estimates and assumptions. Different amounts could be reported under different conditions or using different assumptions. Management believes that the accounting policies used to develop estimates that are the most critical to understanding and evaluating the Company’s reported results relate to: inventory valuation under the retail method of accounting; valuation of long-lived assets; estimation of reserves and valuation allowances, specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies; and pension accounting. Historically, actual results have not been materially different than the estimates that are discussed below. Although the Company also has other policies considered key accounting policies, such as revenue recognition, these policies do not require management to make estimates or judgments that are difficult or subjective.

The Company’s management has discussed the development and selection of the critical accounting policies with the Audit Committee of the Board and its independent auditors. The Audit Committee has reviewed the Company’s disclosures relating to these policies in this MD&A. For a complete list of the Company’s significant accounting policies, see Note 1, which begins on page F-7.

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

Impairment losses totaling $2 million, $7 million and $12 million in 2006, 2005 and 2004, respectively, were recorded for underperforming department stores and underutilized Direct and other facilities. If different assumptions were made or different market conditions were present, any estimated potential impairment amounts could vary from recorded amounts.

Reserves and Valuation Allowances
Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Reserves are established at the point of closure for the present value of any remaining operating lease obligations (PVOL), net of estimated sublease income, and at the point of decision for severance and other exit costs, as prescribed by SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” See further discussion in Note 1 on page F-13. Two key assumptions in calculating the reserve include the timeframe expected to terminate lease agreements and estimation of other related exit costs. If different assumptions were used regarding the timing and potential termination costs, the resulting reserves could vary from recorded amounts. Reserves are reviewed periodically and adjusted, when necessary.

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

Reserves for potential environmental liabilities related to facilities, some of which the Company no longer operates, are adjusted based on the Company’s experience, as well as consultations with independent engineering firms and in-house legal counsel, as appropriate. Management believes the established reserves, as adjusted, are adequate to cover estimated potential liabilities.

Pension

Pension Accounting
JCP sponsors a non-contributory qualified defined benefit pension plan (the primary pension plan), supplemental retirement plans for certain management associates and other postretirement benefit plans. Refer to Note 17 for further discussion of these plans. Effective January 1, 2007, the Company implemented certain changes to its retirement benefits, which are discussed on pages 37-38. As of February 3, 2007, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Refer to Note 1 for a discussion of the impact of adopting SFAS No. 158.

Major assumptions used in accounting for retirement plans include the expected long-term rate of return on plan assets and the discount rate. Assumptions are determined based on Company information and market indicators and are evaluated at each annual measurement date (October 31). A change in any of these assumptions could have a significant effect on the Company’s pension and other postretirement benefit plan costs. These assumptions require significant judgment, and the calculation of pension costs is relatively complex. The Company utilizes third parties, including actuarial and investment advisory firms, to help evaluate the appropriateness of the expected rate of return, the discount rate and other pension plan assumptions annually. The following discussion relates to the primary pension plan only, since it represents the majority of the Company’s recorded pension expense and related asset/liability amounts in its consolidated financial statements.

Demographic Assumptions
For purposes of estimating demographic mortality in the measurement of the Company’s pension obligation, as of October 31, 2004, the Company began using the Retirement Plans 2000 Table of Combined Healthy Lives (RP 2000 Table), projected to 2005, using Scale AA to forecast mortality improvements five years into the future to 2005. Previously, the Company had utilized the 1983 Group Annuity Mortality Table, which it continued to use for calculating funding requirements through 2006 based on Internal Revenue Service regulations. This change did not have a material impact on the projected benefit obligation. Beginning in 2007, for funding purposes, the Company will begin using a projected version of the RP 2000 Table.

Market-Related Value of Plan Assets
In accounting for pension costs, the Company uses fair value, which is the market value of plan assets as of the annual measurement date, to calculate the expected return on assets and gain/loss amortization components of net periodic pension expense.

Return on Plan Assets and Impact on Earnings

($ in millions)	2006	2005	2004

One-year actual return on plan assets	17.6%	13.2%	11.7%
Expected return on plan assets assumption	8.9%	8.9%	8.9%
Pension expense	$9	$69	$82

As a result of strong asset performance over the past few years, combined with voluntary Company contributions of $300 million in 2006, 2004, 2003 and 2002 totaling $1.2 billion, pension expense has decreased each year since 2003.

Since the inception of the Company’s primary pension plan in 1966 through the October 31, 2006 measurement date, the average annual return has been 9.7%. After three years of decline in the fair value of pension assets during the 2000-2002 bear market, pension assets experienced significant increases due to consecutive annual gains in global equity markets during the last four years. Because the fair value of plan assets is measured as of a point in time, the change in fair value between measurement dates affects the subsequent year’s net pension expense. Since inception, the Company’s primary pension plan has incurred cumulative pre-tax expense of approximately $192 million. This is the result of cumulative pension expense during the 1966-1984 period of $366 million, cumulative pension income during the 1985-2001 period of $488 million and pension expense in the 2002-2006 period totaling $314 million. The Company has maintained an expected rate of return of 8.9% over the last three years, consistent with historical returns and management’s long-term view of expected returns. Pension expense, which is a non-cash item, will decline in 2007 by approximately $100 million primarily as a result of 2006 positive return on plan assets.

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

Discount Rate

	2006	2005	2004

Discount rate for pension expense	5.80%	5.85%	6.35%
Discount rate for pension obligation	5.85%	5.80%	5.85%

The Company increased the discount rate used to measure the pension obligation from 5.80% to 5.85% in 2006. In the previous two years, the Company lowered the discount rate. The discount rate is based on the yield to maturity of a representative portfolio of AA-rated corporate bonds as of the October 31 measurement date each year, with an average cash flow duration similar to the pension liability. This methodology is consistent with guidance in SFAS No. 87, “Employers’ Accounting for Pensions,” to use the rate currently available on high-quality bonds and the subsequent guidance issued by the Securities and Exchange Commission that high-quality bonds should be those with at least a AA rating by a recognized rating agency.

Sensitivity
The sensitivity of the pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in expense of approximately $0.06 per share. Increasing the discount rate by one-half of one percent would decrease expense by approximately $0.03 per share, while decreasing the discount rate by one-half of one percent would increase the expense by approximately $0.11 per share. The variability of the impact on pension expense of a change in the discount rate is due to the resulting level of net gains or losses that are amortized only to the extent they exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets (the 10 percent corridor under SFAS No. 87).

Pension Funding

Funding Policy
The Company’s funding policy is to maintain a well-funded pension plan throughout all business and economic cycles. Maintaining a well-funded plan over time provides additional financial flexibility to the Company, including lower pension expense and reduced cash contributions, especially in the event of a decline in the capital markets. In addition, a well-funded plan assures associates of the plan’s and the Company’s financial ability to continue to provide competitive retirement benefits, while at the same time being cost effective. The Company targets to maintain a funded ratio, which is the plan’s assets as a percent of the actuarial funding liability under the Employee Retirement Income Security Act of 1974 (ERISA), in the range of 120% to 150%. The Pension Protection Act (PPA), a 2006 amendment to ERISA, increases the limit on maximum deductible contributions from 100% of the actuarial funding liability to 150%. Increasing the funding limit provides the Company enhanced flexibility to make discretionary pension contributions and to maintain the plan’s funded ratio within the funding policy target range. The PPA enabled the Company to make a discretionary $300 million pre-tax contribution to the plan in the fourth quarter of 2006. In 2005, the Company did not make a discretionary contribution to the pension plan due to the plan’s well-funded position and Internal Revenue Service rules limiting tax deductible contributions.

Funding History
The Company made cash contributions to its primary pension plan annually during the 1966-1983 period in order to provide an asset base to support the accelerating liability growth in the early years of the plan. Over the 1984-2006 period, the Company made cash contributions to the plan in eight years (1993-1996, 2002-2004, 2006) and no contributions in the other 15 years due to maintaining a well-funded plan and the actual investment return on plan assets.

Since the plan’s inception, the Company has contributed $2.0 billion, or approximately $1.2 billion on an after-tax basis, to its primary pension plan, including the contribution made in the fourth quarter of 2006. Over this timeframe, the actual investment return on plan assets has generated a significant portion of the $8.3 billion in pension plan total value, defined as $3.0 billion in cumulative benefit payments to retired associates plus $5.3 billion in plan assets as of fiscal year-end 2006. In effect, the Company’s cumulative after-tax cash contributions over this timeframe represent approximately 14% of the plan’s total value (i.e., $1.2 billion as a percent of $8.3 billion). The remainder of the plan’s total value has been generated by the actual investment returns since inception.

ERISA Funded Status
The Company’s primary pension plan remains in a well-funded position. Although no additional funding was required under ERISA, the Company made discretionary pre-tax contributions of $300 million to its primary pension plan in the fourth quarter of 2006 and in the third quarter of 2004. The Company did not make a discretionary contribution to the pension plan in 2005 due to the plan’s well-funded position and Internal Revenue Service rules limiting tax deductible contributions. At October 31, 2006, plan assets of $4.8 billion were 124% of the $3.9 billion ERISA funding liability. Reflecting the fourth quarter 2006 contribution to the plan, the funded status as of year-end 2006 was 137%.

Expected Contributions
Future contributions to the pension plan will be dependent on asset returns and future discount rates impacting the plan’s actuarial funding liability. The Company does not anticipate mandatory funding requirements in 2007 under ERISA. It plans to make a discretionary contribution, however, if market conditions and the funded position of the pension plan allow such a contribution to be tax deductible. See Note 17 for further discussion.

Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan for approximately 1,700 executives and senior management that provides for grants to associates of stock awards (stock or units, restricted or unrestricted), stock appreciation rights or options to purchase the Company’s common stock.

Over the past three years, the Company’s annual stock option grants have averaged about 1.4% of outstanding shares, including the common stock equivalent of preferred shares. As of February 3, 2007, options to purchase 8.3 million shares of common stock, representing 3.7% of total shares, were outstanding, of which 4.3 million were exercisable. Of the exercisable options, 100% were “in-the-money,” or had an exercise price below the closing end-of-year stock price of $83.70.

Prior to 2005, the Company followed Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which did not require expense recognition for stock options when the exercise price of an option equaled, or exceeded, the quoted market value of the common stock on the date of grant. Effective January 30, 2005, the Company early-adopted SFAS No. 123R, which requires the use of the fair value method for accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company did not adjust prior year financial statements under the optional modified retrospective method of application, but has disclosed the pro-forma impact of expensing stock options on 2004 in Note 1.

Stock-Based Compensation Cost in the Consolidated Statements of Operations

($ in millions)	2006		2005		2004(1)

Stock awards (shares and units)	$34		$6		$23
Stock options	26		32		–

Total stock-based compensation cost in the Consolidated Statements of Operations	$60		$38		$23

Total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements	$23	(2)	$15	(2)	$9

(1) See Note 1 for the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards in 2004.
(2) Of the total, $10 million and $12 million in 2006 and 2005, respectively, related to stock options.

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

As of February 3, 2007, there was $25 million and $33 million of compensation cost not yet recognized or earned related to stock options and associate restricted stock (share and unit) awards, respectively, which is expected to be recognized as earned over weighted-average periods of 1.0 and 1.2 years, respectively.

See Notes 1 and 15 for more details about the Company’s stock-based compensation.

Retirement and Medical Benefit Plan Changes

In April 2006, the Company’s Board of Directors approved several benefit plan changes in recognition of the declining prevalence of defined benefit pension plans in the retail industry and the increasing value that associates place on portability of retirement benefits. The overarching goal was to provide competitive benefits that are cost effective for both the Company and its associates.

These changes include replacing the current Company matching contribution of 4.5% of available profits with a fixed Company matching contribution of 50 cents on each dollar contributed up to 6% of pay to the Company’s 401(k) defined contribution plan. The Company will retain the flexibility to make additional discretionary matching contributions. The pension plan was closed to associates hired or rehired on or after January 1, 2007. A replacement benefit is being provided to those associates in the form of a retirement account, a component of the defined contribution 401(k) plan, whereby the Company will contribute an amount equal to 2% of participants’ annual pay after one year of service. Participating associates will be fully vested after three years. Associates hired or rehired on or prior to December 31, 2006 will remain in the Company’s pension plan and continue to earn credited service.

Finally, medical benefits for active associates were modified to increase the percentage of costs borne by the Company.

These benefit plan changes were communicated to associates in May 2006 and became effective January 1, 2007. The changes did not have a significant impact on fiscal year 2006 retirement benefit and medical plan expenses, and going forward, the aggregate impact is not expected to have a material effect on the Company’s financial condition, liquidity or results of operations. For a further discussion of these changes, see Note 17.

New Accounting Pronouncements

In July 2006, the FASB issued two standards that address accounting for income taxes: FASB Staff Position (FSP) FAS 13-2, “Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” and FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The adoption of FSP FAS 13-2 effective at the beginning of 2007 is not expected to have a material impact on the Company’s consolidated financial statements.

FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take in its tax returns. It applies to all tax positions accounted for in accordance with SFAS No. 109 and is effective for fiscal years beginning after December 15, 2006. The Company will apply the provisions of this interpretation beginning in the first quarter of 2007, and currently expects that its adoption will not have a material impact on the Company’s consolidated results of operations or financial position. The Company does, however, expect to make certain balance sheet reclassifications upon the adoption of this interpretation.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS No. 157 will be effective as of the beginning of the Company’s fiscal 2008. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effect of prior year uncorrected misstatements should be evaluated when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantified error that is material in light of the relevant quantitative and qualitative factors. The provisions of SAB 108 became effective during the fourth quarter of 2006 but had no impact on the financial position or operating results of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

Fiscal Year 2007 Guidance

On February 22, 2007, management communicated the following initial guidance for 2007 in the Company’s fourth quarter and full-year 2006 earnings release:

•	Total department store sales are expected to increase mid-single digits for 2007, while comparable department store sales are expected to increase low-single digits. Direct sales are expected to increase low-single digits for the year.
•	Full year operating income margin is expected to reflect moderate year over year improvement, with contributions from both gross margin and expense leverage.
•	The effective income tax rate for the year is expected to increase to approximately 38.6%.
•	Earnings from continuing operations are expected to be in the area of $5.44 per share for 2007.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements made within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company’s current view of future events and financial performance. The words expect, plan, anticipate, believe, intent, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, including the price and availability of oil and natural gas, impact of changes in consumer credit payment terms, changes in management, retail industry consolidations, a pandemic, acts of terrorism or war and government activity. Furthermore, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, beginning on page 4. The Company intends the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and does not undertake to update or revise these projections as more information becomes available.

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

All of the Company’s outstanding long-term debt as of February 3, 2007 is at fixed interest rates and would not be affected by interest rate changes. Future borrowings under the Company’s multi-year revolving credit facility, to the extent that fluctuating rate loans were used, would be affected by interest rate changes. As of February 3, 2007, no cash borrowings were outstanding under the facility, and approximately $122 million in letters of credit were supported by this facility. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. At February 3, 2007, long-term debt, excluding equipment financing, capital leases and other, had a carrying value of $3.4 billion and a fair value of $3.6 billion. At January 28, 2006, long-term debt, excluding equipment financing, capital leases and other, had a carrying value of $3.4 billion and a fair value of $3.7 billion.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of assets in the Company’s qualified pension plan, which is well funded. At the October 31, 2006 measurement date, plan assets of $4.8 billion were approximately 124% of the $3.9 billion actuarial funding liability under the Employee Retirement Income Security Act of 1974 (ERISA). The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

Item 8.	Financial Statements and Supplementary Data.

See the Index to Consolidated Financial Statements on Page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed, by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on its assessment, the management of the Company believes that, as of February 3, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, the registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This attestation report appears on page 41 herein.

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended February 3, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
J. C. Penney Company, Inc.:

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that J. C. Penney Company, Inc. maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J. C. Penney Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that J. C. Penney Company, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, J. C. Penney Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended February 3, 2007, and our report dated April 2, 2007 expressed an unqualified opinion on those consolidated financial statements.

Dallas, Texas
April 2, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for 2007, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

The Company has adopted a code of ethics for officers and employees, which applies to, among others, the Company’s principal executive officer, principal financial officer, and controller, and which is known as the “Statement of Business Ethics.” The Company has also adopted certain ethical principles and policies for its directors, which are set forth in Article V of the Company’s Corporate Governance Guidelines. The Statement of Business Ethics and Corporate Governance Guidelines are available on the Company’s Web site at www.jcpenney.net. Additionally, the Company will provide copies of these documents without charge upon request made to:

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

Copies of the Company’s Audit Committee, Human Resources and Compensation Committee, the Committee of the Whole and Corporate Governance Committee Charters are also available on the Company’s Web site at www.jcpenney.net. Copies of these documents will likewise be provided without charge upon request made to the address or telephone number provided above.

Item 11.	Executive Compensation.

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2006,” “Outstanding Equity Awards At Fiscal Year-End 2006,” “Option Exercises and Stock Vested for Fiscal 2006,” “Pension Benefits,” “Nonqualified Deferred Compensation for Fiscal 2006,” “Potential Payments and Benefits on Termination of Employment” and “Director Compensation for Fiscal 2006” in the Company’s definitive proxy statement for 2007, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to beneficial ownership of the Company’s common stock is included under the caption “Beneficial Ownership of Common Stock” in the Company’s definitive proxy statement for 2007, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Equity Compensation Plan(s) Information

The following table shows the number of options and other awards outstanding as of February 3, 2007 under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (2005 Plan) and prior plans, as well as the number of shares remaining available for grant under the 2005 Plan.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price	equity compensation
	exercise of	of outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
Plan Category	warrants and rights	and rights	column (a))

Equity compensation plans approved by security holders	9,387,462	$45	14,682,374(1	)(2)

(1) On May 20, 2005, the Company’s stockholders approved the 2005 Plan, which reserved an aggregate of 17.2 million shares of common stock for issuance to associates and non-employee directors. No shares remain available for future issuance from prior plans.
(2) As of March 14, 2007, the Company granted stock options, performance unit awards and restricted stock unit awards covering 1,847,318 shares of common stock under the 2005 Plan. It is expected that the number of shares remaining available for future issuance under the 2005 Plan will be decreased further by the number of restricted stock units to be awarded to the Company’s non-associate directors as part of their annual fees following the Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included under the captions “Board Independence” and “Policies and Procedures with Respect to Related Person Transactions” in the Company’s definitive proxy statement for 2007, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s definitive proxy statement for 2007, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, and is incorporated herein by reference.

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

Dated: April 4, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

M. E. Ullman, III* M. E. Ullman, III	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	April 4, 2007

/s/ R. B. Cavanaugh R. B. Cavanaugh	Executive Vice President and Chief Financial Officer (principal financial officer)	April 4, 2007

W. J. Alcorn* W. J. Alcorn	Senior Vice President and Controller (principal accounting officer)	April 4, 2007

C. C. Barrett* C. C. Barrett	Director	April 4, 2007

M. A. Burns* M. A. Burns	Director	April 4, 2007

M. K. Clark* M. K. Clark	Director	April 4, 2007

T. J. Engibous* T. J. Engibous	Director	April 4, 2007

Signatures	Title	Date

K. B. Foster* K. B. Foster	Director	April 4, 2007

V. E. Jordan, Jr.* V. E. Jordan, Jr.	Director	April 4, 2007

B. Osborne* B. Osborne	Director	April 4, 2007

L. H. Roberts* L. H. Roberts	Director	April 4, 2007

A. M. Tallman* A. M. Tallman	Director	April 4, 2007

R. G. Turner* R. G. Turner	Director	April 4, 2007

M. E. West* M. E. West	Director	April 4, 2007

*By: /s/ R. B. Cavanaugh
R. B. Cavanaugh Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
J. C. Penney Company, Inc.:

We have audited the accompanying consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended February 3, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney Company, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in fiscal year 2005 and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on February 3, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of J. C. Penney Company, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Dallas, Texas
April 2, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	2006	2005	2004

Retail sales, net	$19,903	$18,781	$18,096
Cost of goods sold	12,078	11,590	11,304

Gross margin	7,825	7,191	6,792
Operating expenses:
Selling, general and administrative expenses	5,521	5,227	5,135
Depreciation and amortization expenses	389	372	359
Pre-opening expense	27	15	11
Real estate and other (income)/expense	(34)	(54)	12

Total operating expenses	5,903	5,560	5,517

Operating income	1,922	1,631	1,275
Net interest expense	130	169	223
Bond premiums and unamortized costs	–	18	47

Income from continuing operations before income taxes	1,792	1,444	1,005
Income tax expense	658	467	348

Income from continuing operations	$1,134	$977	$657
Income/(loss) from discontinued operations, net of income tax (benefit) of $(17), $(67) and $(178)	19	111	(133)

Net income	$1,153	$1,088	$524
Less: preferred stock dividends, net of tax	–	–	12

Net income applicable to common stockholders	$1,153	$1,088	$512

Basic earnings/(loss) per share:
Continuing operations	$4.95	$3.86	$2.31
Discontinued operations	0.08	0.44	(0.48)

Net income	$5.03	$4.30	$1.83

Diluted earnings/(loss) per share:
Continuing operations	$4.88	$3.83	$2.20
Discontinued operations	0.08	0.43	(0.44)

Net income	$4.96	$4.26	$1.76

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

($ in millions, except per share data)	2006	2005

Assets
Current assets
Cash and short-term investments	$2,747	$3,016
Receivables	263	270
Merchandise inventory (net of LIFO reserves of $8 and $24)	3,400	3,210
Prepaid expenses	238	206

Total current assets	6,648	6,702
Property and equipment, net	4,162	3,748
Prepaid pension	1,235	1,469
Other assets	628	542

Total Assets	$12,673	$12,461

Liabilities and Stockholders’ Equity
Current liabilities
Trade payables	$1,366	$1,171
Accrued expenses and other current liabilities	1,692	1,562
Current maturities of long-term debt	434	21
Income taxes payable	–	8

Total current liabilities	3,492	2,762
Long-term debt	3,010	3,444
Deferred taxes	1,206	1,287
Other liabilities	677	961

Total Liabilities	8,385	8,454
Stockholders’ Equity
Common stock(1)	112	116
Additional paid-in capital	3,430	3,363
Reinvested earnings	922	512
Accumulated other comprehensive (loss)/ income	(176)	16

Total Stockholders’ Equity	4,288	4,007

Total Liabilities and Stockholders’ Equity	$12,673	$12,461

(1) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. At February 3, 2007, 226 million shares were issued and outstanding. At January 28, 2006, 233 million shares were issued and outstanding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Number				Accumulated
		of		Additional		Other	Total
	Preferred	Common	Common	Paid-in	Reinvested	Comprehensive	Stockholders’
(in millions, except per share amounts)	Stock	Shares	Stock	Capital	Earnings	(Loss)/Income	Equity

January 31, 2004	$304	274	$137	$3,394	$1,728	$(138)	$5,425
Net income	–	–	–	–	524	–	524
Unrealized gain on investments, net of tax of $(9)	–	–	–	–	–	14	14
Non-qualified plan minimum liability adjustment, net of tax of $14	–	–	–	–	–	(20)	(20)
Other comprehensive income from discontinued operations, net of tax of $(1)(1)	–	–	–	–	–	12	12

Total comprehensive income							$530

Dividends declared, common ($0.50 per share) and preferred ($1.185(2) per common share equivalent)	–	–	–	–	(150)	–	(150)
Common stock issued	–	47	23	1,261	–	–	1,284
Common stock repurchased and retired	–	(50)	(25)	(637)	(1,290)	–	(1,952)
Preferred stock redeemed	(304)	–	–	–	–	–	(304)
Vesting of stock awards	–	–	–	23	–	–	23

January 29, 2005	–	271	135	4,041	812	(132)	4,856
Net income	–	–	–	–	1,088	–	1,088
Unrealized gain on investments, net of tax of $(23)	–	–	–	–	–	44	44
Non-qualified plan minimum liability adjustment, net of tax of $(1)	–	–	–	–	–	–	–
Reclassification adjustment for currency translation loss included in discontinued operations(1)	–	–	–	–	–	83	83
Other comprehensive income from discontinued operations(1)	–	–	–	–	–	21	21

Total comprehensive income							$1,236

Dividends declared, common ($0.50 per share)	–	–	–	–	(125)	–	(125)
Common stock issued	–	6	3	157	–	–	160
Common stock repurchased and retired	–	(44)	(22)	(916)	(1,263)	–	(2,201)
Vesting of share-based payments	–	–	–	81	–	–	81

January 28, 2006	–	233	116	3,363	512	16	4,007
Net income	–	–	–	–	1,153	–	1,153
Unrealized gain on investments, net of tax of $(29)	–	–	–	–	–	48	48
Non-qualified plan minimum liability adjustment, net of tax of $3	–	–	–	–	–	(6)	(6)

Total comprehensive income							$1,195

Adjustment to initially apply SFAS No. 158, net of tax of $150(3)	–	–	–	–	–	(234)	(234)
Dividends declared, common ($0.72 per share)	–	–	–	–	(165)	–	(165)
Common stock issued	–	4	2	130	–	–	132
Common stock repurchased and retired	–	(11)	(6)	(166)	(578)	–	(750)
Vesting of share-based payments	–	–	–	103	–	–	103

February 3, 2007	$–	226	$112	$3,430	$922	$(176)	$4,288

(1) A deferred tax asset was not established for the currency translation adjustments of Mexico or Renner discontinued operations due to the historical reinvestment of earnings in these subsidiaries.
(2) Of the $2.37 annual dividend per common stock equivalent, one semi-annual dividend was declared and paid prior to the preferred stock being redeemed on August 26, 2004.
(3) Reflects the adoption of the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2006	2005	2004

Cash flows from operating activities:
Net income	$1,153	$1,088	$524
(Income)/loss from discontinued operations	(19)	(111)	133
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments, PVOL and other unit closing costs	4	12	19
Depreciation and amortization	389	372	359
Net gains on sale of assets	(8)	(27)	(8)
Benefit plans (income)/expense	(51)	24	28
Pension contribution	(300)	–	(300)
Stock-based compensation	60	38	23
Tax benefits on stock options exercised	6	–	–
Deferred taxes	(6)	(10)	8
Change in cash from:
Receivables	29	(44)	3
Inventory	(190)	(67)	(7)
Prepaid expenses and other assets	(37)	(46)	44
Trade payables	195	28	22
Current income taxes payable	(1)	(103)	163
Accrued expenses and other	31	183	100

Net cash provided by operating activities of continuing operations	1,255	1,337	1,111

Cash flows from investing activities:
Capital expenditures	(772)	(535)	(398)
Proceeds from sale of discontinued operations	–	283	4,666
Proceeds from sale of assets	20	31	34

Net cash (used in)/provided by investing activities of continuing operations	(752)	(221)	4,302

Cash flows from financing activities:
Payments of long-term debt, including capital leases and bond premiums	(21)	(474)	(856)
Common stock repurchased	(750)	(2,252)	(1,901)
Dividends paid, common and preferred	(153)	(131)	(150)
Proceeds from stock options exercised	135	162	248
Excess tax benefits on stock options exercised	39	43	–
Other	(1)	–	(1)

Net cash (used in) financing activities of continuing operations	(751)	(2,652)	(2,660)

Cash flows from discontinued operations:
Operating cash flows	11	82	(792)
Investing cash flows	(32)	(187)	(263)
Financing cash flows	–	8	(13)

Total cash (paid for) discontinued operations	(21)	(97)	(1,068)

Net (decrease)/increase in cash and short-term investments	(269)	(1,633)	1,685
Cash and short-term investments at beginning of year	3,016	4,649	2,964

Cash and short-term investments at end of year	$2,747	$3,016	$4,649

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations
JCPenney was founded by James Cash Penney in 1902 and has grown to be a major retailer, operating 1,033 JCPenney department stores throughout the continental United States, including Alaska, and Puerto Rico. The Company sells family apparel, jewelry, shoes, accessories and home furnishings to customers through department stores and Direct (Internet/catalog). In addition, the department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

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

Fiscal Year
Effective January 29, 2005, the Company changed its fiscal year end to the Saturday closest to January 31, to be in alignment with the fiscal calendar prevalently used in the retail industry. Historically, the Company’s fiscal year has ended on the last Saturday in January. This change had no impact on fiscal 2004 or 2005 reported results. Fiscal 2006 contained 53 weeks. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal Year	Ended	Weeks

2006	February 3, 2007	53
2005	January 28, 2006	52
2004	January 29, 2005	52

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

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The most significant reclassifications relate to store merchandise distribution center expenses and depreciation and amortization and pre-opening expenses. Store merchandise distribution center expenses are now included in Cost of Goods Sold for all periods presented, and depreciation and amortization and pre-opening expenses are now presented as separate line items on the Consolidated Statements of Operations. Previously, store merchandise distribution center expenses, depreciation and amortization and pre-opening expenses were included in Selling, General and Administrative Expenses. None of the reclassifications impacted the Company’s net income in any period.

Merchandise and Services Revenue Recognition
Retail sales, net of estimated returns, and excluding sales taxes, are recorded at the point of sale when payment is made and customers take possession of the merchandise in department stores, at the point of shipment of merchandise ordered through Direct (Internet/catalog) or, in the case of services, the customer has received the benefit of the service, such as salon, portrait, optical or custom decorating. Commissions earned on sales generated by licensed departments are included as a component of retail sales. Shipping and handling fees charged to customers are also recorded as retail sales with related costs recorded as cost of goods sold. The Company provides for estimated future returns based on historical return rates and sales levels. Sales taxes are not included in retail sales as the Company acts as a conduit for collecting and remitting sales taxes to the appropriate governmental authorities.

Gift Card Revenue Recognition
At the time gift cards are sold, no revenue is recognized; rather, a liability is established for the face amount of the card. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. The liability remains recorded until the earlier of redemption, escheatment or 60 months. After 60 months, any remaining liability is relieved and recognized as a reduction of Selling, General and Administrative (SG&A) Expenses. It is the Company’s historical experience that the likelihood of redemption after 60 months is remote. The liability for gift cards is recorded in Accrued Expenses and Other Current Liabilities on the Consolidated Balance Sheets and was $231 million at February 3, 2007 and $219 million at January 28, 2006.

Cost of Goods Sold
Cost of Goods Sold includes all costs directly related to bringing merchandise to its final selling destination. These costs include the cost of the merchandise (net of discounts or allowances earned), freight costs, warehouse operating expenses, sourcing and procurement costs, buying and brand development costs, including buyers’ salaries and related expenses, merchandise examination, inspection and testing, store merchandise distribution center expenses and shipping and handling costs incurred related to Direct sales to customers.

Selling, General and Administrative Expenses
SG&A expenses include salaries and related expenses other than those pertaining to buying, sourcing, warehousing merchandise and store merchandise distribution centers. SG&A expenses also include advertising costs, occupancy and rent expense, utilities and maintenance, personal property taxes, administration costs related to the Company’s home office and district operations, costs related to information technology, credit card fees and taxes other than income taxes.

Advertising
Advertising costs, which include newspaper, television, radio and other media advertising, are expensed either as incurred or the first time the advertising occurs. Total advertising costs, net of cooperative advertising agreements, were $1,324 million, $1,202 million and $1,223 million for 2006, 2005 and 2004, respectively. These totals include direct-to-consumer advertising, consisting of catalog book costs and Internet advertising, of $357 million, $351 million and $351 million for 2006, 2005 and 2004, respectively. Catalog book preparation and printing costs, which are considered direct response advertising, are charged to expense over the productive life of the catalog, not to exceed eight months. Deferred catalog book costs of $56 million as of February 3, 2007 and $51 million as of January 28, 2006 were included in Prepaid Expenses on the Consolidated Balance Sheets.

Vendor Allowances
The Company receives vendor support in the form of cash payments or allowances through a variety of programs, including cooperative advertising, markdown reimbursements, vendor compliance and defective merchandise. The Company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. In accordance with Emerging Issues Task Force 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” depending on the arrangement, the Company either recognizes the allowance as a reduction of current costs or defers the payment over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.

For cooperative advertising programs offered by national brands, the Company generally offsets the allowances against the related advertising expense. Many of these programs require proof-of-advertising to be provided to the vendor to support the reimbursement of the incurred cost. Programs that do not require proof-of-advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor’s label. If the allowance exceeds the advertising costs incurred on a vendor-specific basis, then the excess allowance for the vendor is recorded as a reduction of merchandise cost.

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

Pre-Opening Expense
Subsequent to the construction/buildout period of store facilities, costs associated with the pre-opening phase, including advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rental costs, if applicable, are expensed in the period incurred. Due to the adoption of Financial Accounting Standards Board (FASB) Staff Position 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” beginning in fiscal 2006, rental costs incurred during the construction/buildout period are also included in pre-opening expense. Previously, such costs were capitalized as part of the building or leasehold improvement. In total, pre-opening expense was $27 million, $15 million and $11 million, respectively, for 2006, 2005 and 2004.

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized. During 2005, the valuation allowance previously established for state net operating losses was reversed based on management’s assessment that the Company will more likely than not generate sufficient income over the next several years in order to utilize the remaining state net operating loss tax assets.

Earnings per Share
Basic earnings per share (EPS) is computed by dividing net income and prior to 2005, less dividend requirements on the Series B ESOP Convertible Preferred Stock, net of tax, by the weighted-average number of common shares outstanding for the period. Except when the effect would be anti-dilutive at the continuing operations level, the diluted EPS calculation includes the impact of restricted stock units and shares that, during the period, could have been issued under outstanding stock options, as well as common shares that would have resulted from the conversion of convertible debentures and convertible preferred stock. If the applicable shares are included in the calculation, the related interest on convertible debentures (net of tax) and preferred stock dividends (net of tax) are added back to income, since these would not be paid if the debentures or preferred stock were converted to common stock. Both the convertible debentures and preferred stock were converted to common stock in the second half of 2004. See Notes 3 and 11 for further discussion.

Comprehensive Income
Comprehensive income consists of two components: net income and other comprehensive income/(loss). Other comprehensive income/(loss) is the sum of unrealized gains/(losses) on investments and non-qualified plan minimum liability adjustments, net of tax. However, the February 3, 2007 balance of accumulated other comprehensive (loss)/income was adjusted to reflect the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which resulted in the reversal of the additional minimum liability and the recognition of net actuarial losses and prior service costs not yet included in periodic pension/postretirement cost, net of tax. Beginning in 2007, other comprehensive income/(loss) will reflect gain or loss and prior service cost arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost during the period, all net of tax. See the Retirement-Related Benefits accounting policy below and Notes 14 and 17 for further discussion.

Cash and Short-Term Investments
All highly-liquid investments with original maturities of three months or less are considered to be short-term investments. The short-term investments consist primarily of eurodollar time deposits and money market funds and are stated at cost, which approximates fair market value.

($ in millions)	2006	2005

Cash	$119	$109
Short-term investments	2,628	2,907

Total cash and short-term investments	$2,747	$3,016

Total Cash and Short-Term Investments for 2006 and 2005 included restricted short-term investment balances of $58 million and $65 million, respectively. Restricted balances are pledged as collateral for a portion of casualty insurance program liabilities.

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

Total Company LIFO (credits) included in Cost of Goods Sold were $(16) million, $(1) million and $(18) million in 2006, 2005 and 2004, respectively. If the first-in, first-out or “FIFO” method of inventory valuation had been used instead of the LIFO method, inventories would have been $8 million and $24 million higher at February 3, 2007 and January 28, 2006, respectively.

Property and Equipment, Net

	Estimated
	Useful Lives
($ in millions)	(Years)	2006	2005

Land	N/A	$237	$208
Buildings	50	3,141	2,837
Furniture and equipment	3-20	2,104	2,078
Leasehold improvements		795	722
Accumulated depreciation		(2,115)	(2,097)

Property and equipment, net		$4,162	$3,748

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed primarily by using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the term of the lease, including renewals determined to be reasonably assured.

Routine maintenance and repairs are expensed when incurred. Major replacements and improvements are capitalized. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income.

The Company accounts for its conditional asset retirement obligations, which are primarily related to asbestos removal, based on the guidance of FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” FIN No. 47 requires the Company to recognize a liability for the fair value of the conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.

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

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the assets or the Company’s overall business strategies. Potential impairment exists if the estimated undiscounted cash flows expected to result from the use of the asset plus any net proceeds expected from disposition of the asset are less than the carrying value of the asset. The amount of the impairment loss represents the excess of the carrying value of the asset over its fair value. Management estimates fair value based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Additional factors are taken into consideration, such as local market conditions, operating environment, mall performance and other trends.

Based on management’s ongoing review of the performance of its portfolio of stores and other facilities, impairment losses totaling $2 million, $7 million and $12 million in 2006, 2005 and 2004, respectively, were recorded for underperforming department stores and underutilized catalog and other facilities. These charges are reflected in Real Estate and Other (Income)/Expense, which is a component of Income from Continuing Operations in the accompanying Consolidated Statements of Operations. See further discussion in Note 18.

Leases
The Company uses a consistent lease term when calculating depreciation of leasehold improvements, determining straight-line rent expense and determining classification of leases as either operating or capital. For purposes of recognizing incentives, premiums, rent holidays and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the property and begins to make improvements in preparation of its intended use. Renewal options determined to be reasonably assured are also included in the lease term. Some leases require additional payments based on sales and are recorded in rent expense when the contingent rent is probable.

Some of the Company’s lease agreements contain developer/tenant allowances. Upon receipt of such allowances, the Company records a deferred rent liability in Other Liabilities on the Consolidated Balance Sheets. The allowances are then amortized on a straight-line basis over the terms of the leases as a reduction of rent expense.

Retirement-Related Benefits
The Company accounts for its defined benefit pension plans and its non-pension postretirement benefit plans using actuarial models required by SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” These models effectively spread changes in asset values, the pension obligation and assumption changes systematically and gradually over the remaining service periods of the active employees. One of the principal components of the net periodic pension calculation is the expected long-term rate of return on plan assets. The required use of the expected long-term rate of return on plan assets may result in recognized pension income that is greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns and, therefore result in a pattern of income and expense that more closely matches the pattern of services provided by employees. Differences between actual and expected returns are recognized gradually in net periodic pension expense or are offset by future gains or losses.

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

For purposes of estimating demographic mortality in the measurement of the Company’s pension obligation, as of October 31, 2004, the Company began using the Retirement Plans 2000 Table of Combined Healthy Lives (RP 2000 Table), projected to 2005, using Scale AA to forecast mortality improvements into the future to 2005. Previously, the Company had utilized the 1983 Group Annuity Mortality Table, which it continued to use for calculating funding requirements through 2006 based on Internal Revenue Service regulations. Beginning in 2007, for funding purposes, the Company will begin using a projected version of the RP 2000 Table.

The Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” as of February 3, 2007. SFAS No. 158 requires the Company to recognize the funded status – the difference between the fair value of plan assets and the plan’s benefit obligation – of its defined benefit pension and postretirement plans directly on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial adoption was reflected as a decrease to the February 3, 2007 balance of accumulated other comprehensive (loss)/income, a component of stockholders’ equity, and included the elimination of the additional minimum liability, which is no longer required. In periods subsequent to adoption, adjustments to other comprehensive income will reflect prior service cost or credits and actuarial gain or loss amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost, net of tax, in accordance with current pension accounting rules.

SFAS No. 158 will also require the Company to measure the funded status of its pension and postretirement plans as of the year-end balance sheet date by fiscal year-end 2008. Currently, the Company’s measurement date for its plans is October 31.

The following table summarizes the effect of required changes in the additional minimum liability as of February 3, 2007 prior to the adoption of SFAS No. 158 as well as the impact of the initial adoption of SFAS No. 158 on the Company’s Consolidated Balance Sheet:

	February 3, 2007
	Before
	Additional
	Minimum	Additional
	Liability and	Minimum		After
	SFAS No. 158	Liability	SFAS No. 158	Application of
($ in millions)	Adjustments	Adjustments	Adjustments	SFAS No. 158

Prepaid pension	$1,760	$–	$(525)	$1,235
Total assets	13,198	–	(525)	12,673
Accrued expenses and other current liabilities	1,618	–	74	1,692
Deferred income taxes	1,359	(3)	(150)	1,206
Other liabilities	883	9	(215)	677
Total liabilities	8,670	6	(291)	8,385
Accumulated other comprehensive income/(loss)	64	(6)	(234)	(176)
Total stockholders’ equity	4,528	(6)	(234)	4,288

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

Stock-Based Compensation
The Company has a stock-based compensation plan that provides for grants to associates of restricted and non-restricted stock awards (shares and units), stock appreciation rights or options to purchase the Company’s common stock. Prior to 2005, the Company accounted for the plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related Interpretations. No compensation cost was reflected in the Consolidated Statements of Operations for stock options prior to 2005, since all options granted under the plan had an exercise price equal to the quoted market value of the underlying common stock on the date of grant.

Effective January 30, 2005, the Company early-adopted SFAS No. 123 (revised), “Share-Based Payment” (SFAS No. 123R), which requires the use of the fair value method of accounting for all stock-based compensation, including stock options. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company did not adjust prior year financial statements under the optional modified retrospective method of adoption.

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

The cost charged against income for all stock-based compensation, including stock options for 2006 and 2005, was $60 million, $38 million and $23 million for 2006, 2005 and 2004, respectively, or $37 million, $23 million and $14 million after tax.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards in 2004. The 2006 and 2005 information is provided in the table for purposes of comparability.

($ in millions, except EPS)	2006	2005	2004(1)

Net income, as reported	$1,153	$1,088	$524
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	37	23	14
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(37)	(23)	(25)

Pro forma net income	$1,153	$1,088	$513

Earnings per share:
Basic—as reported	$5.03	$4.30	$1.83
Basic—pro forma	$5.03	$4.30	$1.80
Diluted—as reported	$4.96	$4.26	$1.76
Diluted—pro forma	$4.96	$4.26	$1.73

(1) If the pro-forma expense had been attributed such that all expense was recognized by retirement eligibility, total stock-based employee compensation expense for 2004 would have been $29 million, net of tax, pro-forma net income would have been $509 million and basic and diluted pro-forma earnings per share would have been $1.78 and $1.72, respectively.

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

The following table presents the assumptions utilized to estimate the grant date fair value of stock options:

	2006	2005	2004

Valuation model	Binomial Lattice	Binomial Lattice	Black-Scholes
Dividend yield	1.15%-1.20%	0.92%-1.20%	1.4%
Expected volatility	25.0%	30.0%	30.0%
Risk-free interest rate	4.7%	4.0%	3.0%
Expected option term	5 years	5 years	5 years
Weighted-average fair value of options at grant date	$16.17	$12.87	$8.58

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

See Note 15 for additional discussion of the Company’s stock-based compensation.

Cash Flow Presentation
The Company’s Consolidated Statements of Cash Flows are prepared using the indirect method, which reconciles net income to cash flow from operating activities. These adjustments include the removal of timing differences between the occurrence of operating receipts and payments and their recognition in net income. The adjustments also remove from operating activities cash flows arising from investing and financing activities, which are presented separately from operating activities. Supplemental cash flow information, including interest and income taxes paid and received, as well as any non-cash investing and financing activities, is presented in Note 5.

Effect of New Accounting Standards
In July 2006, the FASB issued two standards that address accounting for income taxes: FASB Staff Position (FSP) FAS 13-2, “Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” and FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.” FSP FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The adoption of FSP FAS 13-2 effective at the beginning of 2007 is not expected to have a material impact on the Company’s consolidated financial statements.

FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take in its tax returns. It applies to all tax positions accounted for in accordance with SFAS No. 109 and is effective for fiscal years beginning after December 15, 2006. The Company will apply the provisions of this interpretation beginning in the first quarter of 2007, and currently expects that its adoption will not have a material impact on the Company’s consolidated results of operations or financial position. The Company does, however, expect to make certain balance sheet reclassifications upon the adoption of this interpretation.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 addresses how the effect of prior year uncorrected misstatements should be evaluated when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantified error that is material in light of the relevant quantitative and qualitative factors. The provisions of SAB 108 became effective during the fourth quarter of 2006 but had no impact on the financial position or operating results of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

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

Including an $8 million credit related to taxes that was recorded in 2006, the sale resulted in a cumulative pre-tax gain of $26 million and an after-tax gain of $1 million. The relatively high tax cost is largely due to the tax basis of the Company’s investment in Renner being lower than its book basis as a result of accounting for the investment under the cost method for tax purposes. Included in the pre-tax gain on the sale was $83 million of foreign currency translation losses that had accumulated since the Company acquired its controlling interest in Renner. For all periods presented, Renner’s results of operations and financial position have been reclassified and reflected as a discontinued operation.

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

During 2006, the Company recorded an after-tax credit of $4 million related to the Eckerd discontinued operations, which was primarily related to taxes. Through 2006, the cumulative loss on the sale was $715 million pre-tax, or $1,326 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company’s previous drugstore acquisitions were largely tax-free transactions. Of the total after-tax loss on the sale, $108 million was recorded in 2004 to reflect revised estimates of certain post-closing adjustments and resulting sales proceeds, and $1,325 million was recorded in 2003 to reflect Eckerd at its estimated fair value less costs to sell. These charges were partially offset by an after-tax credit of $103 million recorded in 2005, which was primarily related to the favorable resolution of certain tax matters, as well as a reduction of the taxes payable on the sale of Eckerd due to adjustments in Eckerd’s tax basis.

Upon closing on the sale of Eckerd on July 31, 2004, the Company established reserves for estimated transaction costs and post-closing adjustments. Certain of these reserves involved significant judgment and actual costs incurred over time could vary from these estimates. The more significant remaining estimates relate to the costs to exit the Colorado and New Mexico markets and environmental indemnifications. Management continues to review and update the remaining reserves on a quarterly basis and believes that the overall reserves, as adjusted, are adequate at February 3, 2007 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company’s Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations, with tax payments included in operating cash flows and all other payments included in investing cash flows.

The Company engaged a third-party real estate firm to assist it in disposing of the Colorado and New Mexico properties. As of February 3, 2007, all but two of the properties had been disposed of or subleased. The Company is working through disposition plans for these remaining two properties.

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

Direct Marketing Services
In 2006, 2005 and 2004, after-tax gains of $7 million, $3 million and $1 million, respectively, were recorded related to the sale of J. C. Penney Direct Marketing Services, Inc.’s (DMS) assets due to favorable resolution of certain past tax issues, tax regulation changes and tax audits.

The Company’s financial statements have been presented to reflect Eckerd, Renner, Mexico and DMS as discontinued operations for all periods presented. Results of the discontinued operations are summarized below:

Discontinued Operations

($ in millions)	2006	2005	2004

Eckerd
Net sales	$–	$–	$7,254

Gross margin	–	–	1,676
Selling, general and administrative expenses	–	–	1,635
Interest expense(1)	–	–	97
Acquisition amortization	–	–	5
Other	–	–	2

(Loss) before income taxes	–	–	(63)
Income tax (benefit)	–	–	(23)

Eckerd (loss) from operations	–	–	(40)
Gain/(loss) on sale of Eckerd, net of income tax (benefit) of $(5), $(104) and $(155)	4	103	(108)

Total income/(loss) from Eckerd discontinued operations	4	103	(148)
Renner income from operations, net of income tax expense of $–, $4 and $5	–	7	10
Gain/(loss) on sale of Renner, net of income tax (benefit)/expense of $(8), $33 and $–	8	(7)	–
Total Mexico and DMS discontinued operations, net of income tax (benefit) of $(4), $– and $(5)	7	8	5

Total income/(loss) from discontinued operations	$19	$111	$(133)

(1) Eckerd interest expense consisted primarily of interest on the intercompany loan between Eckerd and JCPenney. The loan balance was initially based on the allocation of JCPenney debt to the Eckerd business to reflect a competitive capital structure within the drugstore industry. While outstanding, the loan balance fluctuated based on Eckerd cash flow requirements. The loan bore interest at JCPenney’s weighted-average interest rate on its net debt (long-term debt net of short-term investments) calculated on a monthly basis. The weighted-average interest rate was 15.76% for 2004, through the date of sale.

Included in the Renner income from operations amounts provided above were net sales of $187 million and $329 million, respectively, for 2005 and 2004.

3) Equity and Debt Restructuring

In order to enhance stockholder value, strengthen the Company’s capital structure and improve its credit rating profile, since 2004, the Company has implemented programs to repurchase common stock, reduce debt and redeem all outstanding shares of Series B ESOP Convertible Preferred Stock (Preferred Stock). In order to fund these programs, the Company used the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Renner stock, cash proceeds and tax benefits from the exercise of employee stock options and existing cash and short-term investment balances.

Stock Repurchases
During the 2004 to 2006 period, the Company purchased a combined $4.9 billion of its common stock through open-market transactions as follows:

(in millions)	Shares	Cost(1)

2004	50.1	$1,951
2005	44.2	2,199
2006	11.3	750

Total	105.6	$4,900

(1) Excludes commissions.

Of the total repurchases, the Company’s Board authorized $3.0 billion in 2004, $1.15 billion in 2005 and $750 million in 2006.

Debt Reduction
The Company’s debt reduction programs, which were completed by the end of the second quarter of 2005, consisted of approximately $2.14 billion of debt retirements, including $250 million authorized in 2005 and approximately $1.89 billion authorized in 2004. See Note 11 for a detailed discussion of the retirements, which resulted in pre-tax charges of $18 million in 2005 and $47 million in 2004.

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

4) Earnings Per Share

Income from continuing operations and shares used to compute earnings per share (EPS) from continuing operations, basic and diluted, are reconciled below:

(in millions, except EPS)	2006	2005	2004

Earnings:
Income from continuing operations	$1,134	$977	$657
Less: preferred stock dividends, net of tax	–	–	12

Income from continuing operations, basic	$1,134	$977	$645
Adjustments for assumed dilution:
Interest on 5% convertible debt, net of tax	–	–	17
Preferred stock dividends, net of tax	–	–	12

Income from continuing operations, diluted	$1,134	$977	$674

Shares:
Average common shares outstanding (basic shares)	229	253	279
Adjustments for assumed dilution:
Stock options and restricted stock units	3	2	5
Shares from convertible debt	–	–	17
Shares from preferred stock	–	–	6

Average shares assuming dilution (diluted shares)	232	255	307

EPS from continuing operations:
Basic	$4.95	$3.86	$2.31
Diluted	$4.88	$3.83	$2.20

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would be anti-dilutive:

(shares in millions)	2006	2005	2004

Stock options	1	4	3

5) Supplemental Cash Flow Information

($ in millions)	2006	2005		2004

Total interest paid	$281	$312		$452
Less: interest paid attributable to discontinued operations	–	6		104

Interest paid by continuing operations	$281	$306	(1)	$348	(1)

Interest received by continuing operations	$140	$109		$57

Total income taxes paid	$593	$441		$1,000
Less: income taxes (received)/paid attributable to discontinued operations	(27)	(96)		823

Income taxes paid by continuing operations	$620	$537		$177

(1) Includes cash paid for bond premiums and commissions of $15 million and $47 million for 2005 and 2004, respectively.

Non-Cash Investing and Financing Activities
There were no significant non-cash investing or financing activities in 2006 or 2005. The following summarizes the non-cash investing and financing activities for 2004.

2004

•	The Company redeemed all outstanding shares of its Preferred Stock, all of which were held by the Company’s Savings, Profit Sharing and Stock Ownership Plan, a 401(k) savings plan. Each holder of Preferred Stock received 20 equivalent shares of JCPenney common stock for each share of Preferred Stock. The Preferred Stock shares were converted into approximately nine million common stock shares.
•	The Company converted substantially all of JCP’s $650 million 5% Convertible Subordinated Notes Due 2008 into approximately 22.8 million shares of common stock.
•	The Company acquired $18 million of equipment accounted for as capital leases.

6) Other Assets

($ in millions)	2006		2005

Real estate investments	$350	(1)	$270	(1)
Leveraged lease investments	140		135
Capitalized software, net	95		89
Debt issuance costs, net	21		24
Other	22		24

Total	$628		$542

(1) Of the total, $334 million and $257 million, respectively, represents investments in real estate investment trusts accounted for as available for sale securities. As of both February 3, 2007 and January 28, 2006, the cost basis of these investments was $75 million. The $77 million increase in the carrying value in 2006 represents unrealized gains on these investments, which are reflected in other comprehensive income. See Note 14 for the cumulative balance of unrealized gains included in accumulated other comprehensive loss related to these investments. There were no sales of these investments in 2006, 2005 or 2004. The remaining balance of real estate investments represents investments in partnerships, which are accounted for under the equity method and are discussed further in Note 20.

7) Accrued Expenses and Other Current Liabilities

($ in millions)	2006		2005

Accrued salaries, vacation and bonus	$455		$450
Customer gift cards/certificates	231		219
Taxes other than income taxes	116		74
Capital expenditures payable	88		47
Interest payable	84		95
Current portion of retirement plan liabilities	74	(1)	–
Advertising payables	93		99
Current portion of workers’ compensation and general liability insurance	67		72
Occupancy and rent-related payables	46		51
Common dividends payable	41		29
Reserves for discontinued operations	34		79
Other(2)	363		347

Total	$1,692		$1,562

(1) Reflects the adoption of the recognition requirements of SFAS No. 158 – see discussions in Note 1 and Note 17.
(2) Other includes various general accrued expenses related to operations that are individually insignificant.

8) Other Liabilities

($ in millions)	2006		2005

Retirement benefit plan liabilities	$324	(1)	$590
Long-term portion of workers’ compensation and general liability insurance	152		164
Developer/tenant allowances	120		122
Reserves for discontinued operations	51		54
Other	30		31

Total	$677		$961

(1) Reflects the adoption of the recognition requirements of SFAS No. 158 – see discussions in Note 1 and Note 17.

9) Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and Short-Term Investments
The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt
The fair value of long-term debt, excluding equipment financing, capital leases and other is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. At February 3, 2007, long-term debt excluding equipment financing, capital leases and other, had a carrying value of $3.4 billion and a fair value of $3.6 billion. At January 28, 2006, long-term debt, excluding equipment financing, capital leases and other, had a carrying value of $3.4 billion and a fair value of $3.7 billion.

Concentrations of Credit Risk
The Company has no significant concentrations of credit risk.

10) Credit Agreement

On April 7, 2005, the Company, JCP and J. C. Penney Purchasing Corporation entered into a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Agreement is available for general corporate purposes, including the issuance of letters of credit. Pricing is tiered based on JCP’s senior unsecured long-term debt ratings by Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services. JCP’s obligations under the 2005 Credit Agreement are guaranteed by the Company.

The 2005 Credit Agreement includes a requirement that the Company maintain, as of the last day of each fiscal quarter, a Leverage Ratio (a ratio of Funded Indebtedness to Consolidated EBITDA, as defined in the 2005 Credit Agreement), as measured on a trailing four-quarters basis, of no more than 3.0 to 1.0. Additionally, the 2005 Credit Agreement requires that the Company maintain, for each period of four consecutive fiscal quarters, a Fixed Charge Coverage Ratio (a ratio of Consolidated EBITDA plus Consolidated Rent Expense to Consolidated Interest Expense plus Consolidated Rent Expense, as defined in the 2005 Credit Agreement) of at least 3.2 to 1.0. As of February 3, 2007, the Company’s Leverage Ratio was 1.5 to 1.0, and its Fixed Charge Coverage Ratio was 6.9 to 1.0, both in compliance with the requirements.

No borrowings, other than the issuance of standby and import letters of credit, which totaled $122 million as of the end of 2006, have been made under this credit facility.

11) Long-Term Debt

($ in millions)	2006	2005

Issue:
6.5% Medium-Term Notes, Due 2007	$100	$100
6.875% Medium-Term Notes, Due 2015	200	200
6.9% Notes, Due 2026	2	2
7.125% Debentures, Due 2023	255	255
7.375% Notes, Due 2008	200	200
7.4% Debentures, Due 2037	326	326
7.6% Notes, Due 2007	325	325
7.625% Notes, Due 2097	500	500
7.65% Debentures, Due 2016	200	200
7.95% Debentures, Due 2017	285	285
8.0% Notes, Due 2010	506	506
8.125% Debentures, Due 2027	303	303
9.0% Notes, Due 2012	230	230
6.35% to 7.33% Equipment Financing Notes, Due 2007	4	10

Total notes and debentures	3,436	3,442
Capital lease obligations and other	8	23

Total long-term debt, including current maturities	3,444	3,465
Less: current maturities	434	21

Total long-term debt	$3,010	$3,444

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

Debt Covenants
The Company has an indenture covering approximately $255 million of long-term debt that contains a financial covenant requiring the Company to have a minimum of 200% net tangible assets to senior funded indebtedness (as defined in the indenture). This indenture permits the Company to issue additional long-term debt if it is in compliance with the covenant. At year-end 2006, the Company’s percentage of net tangible assets to senior funded indebtedness was 292%.

Scheduled Annual Principal Payments on Long-Term Debt

($ in millions)
2007	2008	2009	2010	2011	2012-2097

$434	$203	$–	$506	$–	$2,301

12) Net Interest Expense

($ in millions)	2006	2005	2004

Long-term debt	$270	$280	$373
Short-term investments	(135)	(111)	(63)
Other, net	(5)	4	14
Less: interest expense allocated to discontinued operations	–	(4)	(101	)(1)

Total	$130	$169	$223

(1) See Note 2 for an explanation of interest expense allocated to Eckerd.

13) Capital Stock

The Company had 37,398 stockholders of record as of February 3, 2007. On a combined basis, the Company’s 401(k) savings plan, including the Company’s employee stock ownership plan (ESOP), held 20 million shares of common stock, or approximately 9% of the Company’s outstanding common stock, at February 3, 2007. See Note 3 for a discussion of the Company’s common stock repurchase programs.

Preferred Stock
The Company has authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of February 3, 2007 or January 28, 2006. See Note 3 for a discussion of the 2004 redemption of all outstanding shares of Series B ESOP Convertible Preferred Stock.

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

14) Accumulated Other Comprehensive (Loss)/Income

	2006				2005
		Deferred				Deferred
		Tax				Tax
	Pre-Tax	(Liability)/		Net of Tax	Pre-Tax	(Liability)/	Net of Tax
($ in millions)	Amount	Asset		Amount	Amount	Asset	Amount

Net unrealized gains on investments	$259	$(93)		$166	$182	$(64)	$118
Net actuarial gain/(loss) and prior service (cost)/ credit – pension and postretirement plans(1)	(560)	218		(342)	–	–	–
Non-qualified plan minimum liability adjustment	– (2)	–	(2)	– (2)	(167)	65	(102)

Accumulated other comprehensive (loss)/income	$(301)	$125		$(176)	$15	$1	$16

(1) See Note 17 for breakdowns of the pre-tax actuarial gain/(loss) and prior service (cost)/credit balances.
(2) No longer applicable due to the adoption of the recognition provisions of SFAS No. 158 – see discussion in Note 1.

15) Stock-Based Compensation

In May 2005, the Company’s stockholders approved the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (2005 Plan), which reserved an aggregate of 17.2 million shares of common stock for issuance to associates and non-employee directors. The 2005 Plan replaces the Company’s 2001 Equity Compensation Plan (2001 Plan), and since June 1, 2005, all future grants have been made under the 2005 Plan. The 2005 Plan provides for grants to associates of options to purchase the Company’s common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to non-employee members of the Board. As of February 3, 2007, 14.7 million shares of stock were available for future grants.

Stock options and restricted stock awards typically vest over periods ranging from one to three years. The number of option shares and awards is fixed at the grant date, and the exercise price of stock options is set at the quoted market value of the Company’s common stock on the date of grant. The 2005 Plan does not permit awarding stock options below grant-date market value nor does it allow any repricing subsequent to the date of grant. Associate options have a maximum term of 10 years. Over the past three years, the Company’s annual stock option and restricted stock award grants have averaged about 1.4% of total outstanding stock. The Company issues new shares upon the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-Based Compensation Cost in the Consolidated Statements of Operations

($ in millions)	2006		2005		2004(1)

Stock awards (shares and units)	$34		$6		$23
Stock options	26		32		–

Total stock-based compensation cost in the Consolidated Statements of Operations	$60		$38		$23

Total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements	$23	(2)	$15	(2)	$9

(1) See Note 1 for the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards in 2004.
(2) Of the total, $10 million and $12 million in 2006 and 2005, respectively, related to stock options.

Stock Options
As of February 3, 2007, options to purchase 8.3 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 3.7%. The closing stock price of $83.70 as of February 3, 2007 exceeded the exercise price of all stock options outstanding.

The following table summarizes stock options outstanding as of February 3, 2007, as well as activity during the fiscal year then ended:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Shares (in	Average	Term	Value ($ in
	thousands)	Exercise Price	(in years)	millions)(1)

Outstanding at January 28, 2006	10,628	$37
Granted	1,821	61
Exercised	(3,869)	35
Forfeited or expired	(289)	50

Outstanding at February 3, 2007	8,291	$43	6.7	$336

Exercisable at February 3, 2007	4,329	$39	5.3	$195

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant date fair value of stock options granted during 2006, 2005 and 2004 was $16.17, $12.87 and $8.58, respectively.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2006	2005	2004

Proceeds from stock options exercised	$135	$162	$248
Tax benefit related to stock options exercised	48	45	82
Intrinsic value of stock options exercised	124	116	210

Cash payments for income taxes made during 2006 and 2005 were reduced by $39 million and $43 million, respectively, for excess tax benefits realized on stock options exercised. In accordance with the treatment required by SFAS No. 123R, these excess tax benefits are reported as financing cash inflows. For 2004, excess tax benefits were included in operating cash flows and totaled $76 million.

As of February 3, 2007, unrecognized and unearned compensation expense for stock options, net of estimated forfeitures, was $25 million, which will be recognized as expense over the remaining vesting period, which has a weighted-average period of approximately 1 year.

Stock Awards
The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) to associates and non-employee members of the Board.

Associate Stock Awards
The following is a summary of the status of the Company’s associate restricted stock awards as of February 3, 2007 and activity during the fiscal year then ended:

		Weighted-
		Average Grant
(shares in thousands)	Stock Awards	Date Fair Value

Nonvested at January 28, 2006	452	$39
Granted	919	61
Vested	(184)	38
Forfeited	(40)	58

Nonvested at February 3, 2007	1,147	$56

On March 22, 2006, the Company granted approximately 400,000 performance-based restricted stock unit awards to associates, representing the annual grant under the 2005 Plan. The performance unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2006 earnings per share (defined as diluted per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee of the Board). A payment of 100% of the target award would have been achieved at earnings per share of $4.26, and based on the actual 2006 earnings per share of $4.88, the award will pay out at 200%. In addition to the performance requirement, the award also includes a time-based vesting requirement, under which one-third of the earned performance unit award vests on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time. Upon vesting, the performance units will be paid out in shares of JCPenney common stock.

As of February 3, 2007, there was $33 million of compensation cost not yet recognized or earned related to associate stock awards. That cost is expected to be recognized over the remaining vesting period, which has a weighted-average term of approximately 1.2 years. The aggregate fair value of shares vested during 2006, 2005 and 2004 was $13 million, $2 million and $73 million, respectively, at the date of vesting, compared to an aggregate fair value of $7 million, $1 million and $31 million, respectively, on the grant date.

Non-restricted stock awards of 2,326, 14,120 and 16,345 shares were granted to associates and expensed during 2006, 2005 and 2004, respectively.

Non-Employee Director Stock Awards
Restricted stock awards (shares and units) for non-employee directors are expensed when granted since the recipients have the right to receive the shares upon a qualifying termination of service in accordance with the grant. During 2006, 2005 and 2004, the Company granted 17,710 units, 13,985 units and 24,024 shares of such restricted stock awards, respectively. Total expense for these directors’ awards was $1.1 million, $0.7 million and $0.8 million in 2006, 2005 and 2004, respectively.

16) Leases

The Company conducts the major part of its operations from leased premises that include retail stores, store distribution centers, warehouses, offices and other facilities. Almost all leases will expire during the next 20 years; however, most leases will be renewed or replaced by leases on other premises. JCPenney also leases data processing equipment and other personal property under operating leases of primarily three to five years. Rent expense, which is net of sublease income, was as follows for 2006, 2005 and 2004:

Rent Expense

($ in millions)	2006	2005	2004

Real property base rent and straight-lined step rent expense	$205	$195	$200
Real property contingent rent expense (based on sales)	27	27	25
Personal property rent expense	63	65	72

Total rent expense	$295	$287	$297

As of February 3, 2007, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and net of future non-cancelable operating sublease payments, and capital leases were:

($ in millions)	Operating	Capital

2007	$213	$5
2008	197	3
2009	170	–
2010	137	–
2011	112	–
Thereafter	1,119	1

Total minimum lease payments	$1,948	$9

Present value	$944	$8
Weighted-average interest rate	7.9%	6.0%

17) Retirement Benefit Plans

The Company provides retirement and other postretirement benefits to substantially all employees (associates). Retirement benefits are an important part of the Company’s total compensation and benefits program designed to attract and retain qualified, talented associates. The Company’s retirement benefit plans consist of a non-contributory qualified pension plan (primary pension plan), non-contributory supplemental retirement and deferred compensation plans for certain management associates, a 1997 voluntary early retirement program, a contributory medical and dental plan and a 401(k) and employee stock ownership plan. These plans are discussed in more detail below. Associates hired or rehired on or after January 1, 2002 are not eligible for retiree medical or dental coverage.

Effective January 1, 2007, the Company implemented certain changes to its retirement benefits. With respect to the 401(k) plan, all associates who have attained age 21 are immediately eligible to participate in the plan. Starting January 1, 2007, all eligible associates who have completed one year, and at least 1,000 hours, of service are provided a fixed Company matching contribution, applied each pay period, of 50 cents on each dollar contributed up to 6% of pay. The Company may make additional discretionary matching contributions. This fixed plus discretionary match will replace the current Company contribution of an amount equal to 4.5% of available profits plus discretionary contributions. The vesting period for Company matching contributions under the 401(k) plan will be changed to full vesting after three years from the current five-year pro rata vesting.

The pension plan is closed to associates hired or rehired on or after January 1, 2007. A replacement benefit will be provided to those associates in the form of a retirement account, a component of the defined contribution 401(k) plan, whereby the Company will contribute an amount equal to 2% of participants’ annual pay after one year of service. Participating associates will be fully vested after three years. Associates hired or rehired on or prior to December 31, 2006 will remain in the Company’s pension plan and continue to earn credited service.

These benefit plan changes did not have a significant impact on fiscal year 2006 retirement benefit plan expenses. Going forward, the aggregate impact is not expected to have a material impact on the Company’s financial condition, liquidity or results of operations.

As discussed in Note 1, effective February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158, which required the Company to recognize the funded status of its defined benefit pension and postretirement plans directly in its Consolidated Balance Sheet. This resulted in the reversal of the minimum pension liability that had been recorded related to the Company’s supplemental retirement plans, and the recognition in accumulated other comprehensive (loss)/income of actuarial gain or loss and prior service cost or credit amounts not yet reflected in periodic benefit cost, net of tax, for all of the Company’s pension and postretirement benefit plans. Beginning in 2007, other comprehensive income/(loss) will reflect gain or loss and prior service cost or credit amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic benefit cost during the period, all net of tax.

Company expense/(income) for all retirement-related benefit plans was as follows for 2006, 2005 and 2004:

($ in millions)	2006	2005	2004

Primary pension plan	$9	$69	$82
Supplemental plans	42	43	41
Postretirement plans	(25)	(17)	(8)
Defined contribution plans	97	78	52

Total retirement benefit plans expense	$123	$173	$167

See Management’s Discussion and Analysis under Critical Accounting Policies on pages 34-36 of this Annual Report on Form 10-K for additional discussion of the Company’s defined benefit pension plan and Note 1 on pages F-12 to F-13 for the Company’s accounting policies regarding retirement-related benefits.

Defined Benefit Retirement Plans

Primary Pension Plan – Funded
The Company’s primary pension plan is provided to associates who have completed at least 1,000 hours of service, generally in a 12-consecutive-month period and have attained age 21. The plan is funded by Company contributions to a trust fund, which is held for the sole benefit of participants and beneficiaries. Participants generally become 100% vested in the plan after five years of employment or at age 65. Pension benefits are calculated based on an associate’s average final pay, the average social security wage base and the associate’s credited service (up to 35 years), as defined in the plan document. New associates hired on or after January 1, 2007 will not participate in the Company’s pension plan, as discussed above.

Supplemental Retirement Plans – Unfunded
The Company has unfunded supplemental retirement plans, which provide retirement benefits to certain management associates. The Company pays ongoing benefits from operating cash flow and cash investments. The primary plans are a Supplemental Retirement Program and a Benefit Restoration Plan. Benefits for the Supplemental Retirement Program and Benefit Restoration Plan are based on length of service and final average compensation. The Benefit Restoration Plan is intended to make up benefits that could not be paid by the primary pension plan due to governmental limits on the amount of benefits and the level of pay considered in the calculation of benefits. The Supplemental Retirement Program was designed to allow eligible management associates to retire at age 60 with retirement income comparable to the age 65 benefit provided under the primary pension plan and Benefit Restoration Plan. The Supplemental Retirement Program offers participants who leave the Company between ages 60 and 62 benefits equal to the estimated social security benefits payable at age 62. The Supplemental

Retirement Program continues Company-paid term life insurance through age 70, and associate-paid term life insurance through age 65. Participation in the Supplemental Retirement Program is limited to associates who were profit-sharing management associates at the end of 1995.

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

Primary Pension Plan Expense

($ in millions)	2006	2005	2004

Service costs	$94	$96	$87
Interest costs	212	212	203
Projected return on assets	(371)	(347)	(305)
Amortization of actuarial loss	74	108	93
Amortization of prior service cost	–	–	4

Net periodic pension plan expense	$9	$69	$82

Supplemental Plans Expense

($ in millions)	2006	2005	2004

Service costs	$1	$2	$–
Interest costs	22	24	25
Amortization of actuarial loss	19	17	13
Curtailment loss	–	–	3

Net supplemental plans expense	$42	$43	$41

Assumptions
The weighted-average actuarial assumptions used to determine expense for 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Discount rate	5.80%	5.85%	6.35%
Expected return on plan assets	8.9%	8.9%	8.9%
Salary increase	4.0%	4.0%	4.0%

The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). The discount rate is based on a portfolio of high-quality corporate bonds with similar average cash flow durations to the pension liability. The rate as of the end of 2006, which will be used to measure 2007 pension expense, was increased to 5.85%. The expected return on plan assets is based on the plan’s long-term asset allocation policy, historical returns for plan assets and overall capital market returns, taking into account current and expected market conditions. Improvements in investment returns combined with the Company’s pre-tax contributions of $300 million in 2004 and 2003 led to a decrease in pension expense for the primary pension plan of $60 million, $13 million and $48 million in 2006, 2005 and 2004, respectively.

Funded Status
The table below provides a reconciliation of benefit obligations, plan assets and the funded status of the defined benefit pension and supplemental retirement plans. The projected benefit obligation (PBO) is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Assets used in calculating the funded status are measured at fair value at October 31 (the plans’ measurement date).

Obligations and Funded Status

	Pension Plan			Supplemental Plans
($ in millions)	2006		2005	2006		2005

Change in PBO
Beginning balance	$3,762		$3,731	$429		$455
Service costs	94		96	1		2
Interest costs	212		212	22		24
Actuarial (gain)/loss	(16)		(67)	52		13
Benefits (paid)	(206)		(210)	(68)		(65)

Balance at measurement date	$3,846		$3,762	$436		$429

Change in fair value of plan assets
Beginning balance	$4,280		$4,001	$–		$–
Company contributions	–		–	68		65
Actual return on assets(1)	707		489	–		–
Benefits (paid)	(206)		(210)	(68)		(65)

Balance at measurement date	$4,781		$4,280	$–		$–

Funded status of plan
Excess/(deficiency) of fair value over projected benefits	$935		$518	$(436)		$(429)
Unrecognized losses and prior service cost	–	(2)	951	–	(2)	200
Fourth-quarter contributions	300		–	59		55

Prepaid pension cost/(accrued liability) at end of fiscal year	$1,235		$1,469	$(377)		$(174)
Additional minimum liability	–	(2)	–	–	(2)	(167)

Total prepaid pension cost/(accrued liability)	$1,235	(3)	$1,469 (3)	$(377	)(4)	$(341)

(1) Includes plan administrative expenses.
(2) Effective February 3, 2007, unrecognized losses and prior service cost are recognized, net of tax, in accumulated other comprehensive income, a component of net equity, due to the adoption of the recognition provisions of SFAS No. 158 – see discussion in Note 1.
(3) The total prepaid pension asset is presented as a separate line item under non-current assets in the Consolidated Balance Sheets for both 2006 and 2005.
(4) Of the total accrued liability, $70 million is included in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheet, and the remaining $307 million is included in Other Liabilities. Prior to 2006, the entire liability was reflected in Other Liabilities.

In the reconciliation of the fair value of plan assets, the actual return on net assets of $707 million in 2006, which is net of plan administrative expenses, was due to the improvement in capital market returns in 2006 following the strong market returns in the 2003 to 2005 period. The actual one-year return on pension plan assets at the October 31 measurement date in 2006 and 2005 was 17.6% and 13.2%, respectively.

The following pre-tax amounts were recognized in accumulated other comprehensive (loss)/income as of February 3, 2007 and January 28, 2006:

	Pension Plan			Supplemental Plans
($ in millions)	2006		2005	2006		2005

Net loss	$524	(1)	$–	$233	(1)	$–
Prior service cost	1		–	–		–
Additional minimum liability	–	(2)	–	–	(2)	167

	$525		$–	$233		$167

(1) Approximately $7 million for the pension plan and $25 million for the supplemental plans is expected to be amortized from accumulated other comprehensive loss into net periodic benefit expense in 2007.
(2) No longer applicable due to the adoption of the recognition provisions of SFAS No. 158 – see discussion in Note 1.

Assumptions to Determine Obligations
The weighted-average actuarial assumptions used to determine benefit obligations at the October 31 measurement dates were as follows:

	2006	2005	2004

Discount rate	5.85%	5.80%	5.85%
Salary progression rate	4.7%	4.0%	4.0%

For purposes of estimating demographic mortality in the measurement of the Company’s pension obligation, as of October 31, 2004, the Company began using the Retirement Plans 2000 Table of Combined Healthy Lives (RP 2000 Table), projected to 2005, using Scale AA to forecast mortality improvements into the future to 2005. Previously, the Company had utilized the 1983 Group Annuity Mortality Table, which it continued to use for calculating funding requirements through 2006 based on Internal Revenue Service regulations. Beginning in 2007, for funding purposes, the Company will begin using a projected version of the RP 2000 Table.

Accumulated Benefit Obligation (ABO) and Additional Minimum Liability
The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for the Company’s primary pension plan was $3.5 billion as of both October 31, 2006 and 2005. At October 31, 2006, plan assets of $4.8 billion for the primary pension plan exceeded the ABO by approximately $1.3 billion, due to total cash contributions of $900 million made to the plan during 2004, 2003 and 2002 ($300 million each year), combined with strong asset returns in four consecutive years. The ABO for the Company’s unfunded supplemental pension plans was $378 million and $395 million as of October 31, 2006 and 2005, respectively. Prior to adopting SFAS No. 158, additional minimum pension liabilities were increased by $9 million in 2006 through a direct reduction, net of tax, to accumulated other comprehensive loss. The minimum pension liability was eliminated upon the adoption of SFAS No. 158.

Plan Assets
The target allocation ranges for each asset category, as well as the fair value of each asset category as a percent of the total fair value of pension plan assets as of October 31, 2006 and 2005, are as follows:

		Plan Assets
	Target	October 31,	October 31,
Asset Category	Allocation Ranges	2006	2005

Equity securities	65% – 75%	70%	71%
Debt securities	15% – 25%	19%	18%
Real estate	5% – 15%	11%	10%
Cash and other	0% – 5%	–%	1%

Total		100%	100%

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

Effective June 7, 2005, the Company amended its medical plan to reduce the Company provided subsidy to post-age 65 retirees and spouses by 45% beginning January 1, 2006, and then fully eliminate the subsidy after December 31, 2006. This change resulted in incremental credits to postretirement expense, a component of Selling, General and Administrative Expenses, of approximately $8 million and $6.5 million in 2006 and 2005, respectively.

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

Based on the 2005 amendment to the medical plan, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which provides for a federal subsidy for certain plans that provide prescription drug benefits to age 65 and over retirees and spouses, will not have any effect on the Company’s consolidated financial statements.

Postretirement Plan (Income)

($ in millions)	2006	2005	2004

Service costs	$1	$2	$3
Interest costs	3	6	11
Amortization of actuarial loss	–	–	2
Amortization of prior service (credit)	(29)	(25)	(24)

Net periodic postretirement benefit (income)	$(25)	$(17)	$(8)

The discount rates used for the postretirement plan are the same as those used for the defined benefit plans, as disclosed on pages F-30 to F-32, for all periods presented.

Funded Status
The table below provides a reconciliation of benefit obligations, plan assets and the funded status of the defined benefit postretirement plans. The accumulated postretirement benefit obligation (APBO) is the present value of benefits earned to date by plan participants. The funded status is measured at October 31 (the plans’ measurement date).

Obligations and Funded Status

($ in millions)	2006		2005

Change in APBO
Beginning balance	$50		$149
Service cost	1		2
Interest cost	3		6
Participant contributions	16		34
Plan amendment	–		(104)
Actuarial (gain)/loss	(26)		5
Gross benefits paid	(22)		(42)

Balance at measurement date	$22		$50

Change in fair value of plan assets
Beginning balance	$–		$–
Participant contributions	16		34
Company contributions	6		8
Benefits (paid)	(22)		(42)

Balance at measurement date	$–		$–

Funded status of plan
(Deficiency) of fair value over projected benefits	$(22)		$(50)
Unrecognized losses and prior service (credit)	–	(1)	(201)
Fourth quarter contributions	1		1

Total (accrued liability)	$(21	)(2)	$(250)

(1) Effective February 3, 2007, unrecognized losses and prior service cost are recognized, net of tax, in accumulated other comprehensive income, a component of net equity, due to the adoption of the recognition provisions of SFAS No. 158 – see discussion in Note 1.
(2) Of the total accrued liability, $4 million is included in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheet, and the remaining $17 million is included in Other Liabilities. Prior to 2006, the entire liability was reflected in Other Liabilities.

The following pre-tax amounts were recognized in accumulated other comprehensive (loss)/income as of February 3, 2007 and January 28, 2006:

	Postretirement Plans
($ in millions)	2006		2005

Net (gain)	$(19	)(1)	$–
Prior service (credit)	(179	)(1)	–

	$(198)		$–

(1) In 2007, approximately $(2) million and $(29) million, respectively, of the net (gain) and prior service (credit) for the postretirement plans are expected to be amortized from accumulated other comprehensive loss into net periodic postretirement benefit (income).

As disclosed previously, the Company’s postretirement benefit plans were amended in 2001 to reduce and cap the per capita dollar amount of the benefit costs that would be paid by the Company. Thus, changes in the assumed or actual health care cost trend rates do not materially affect the accumulated post-retirement benefit obligation or the Company’s annual expense.

Cash Contributions
Although no additional funding was required under ERISA, the Company made discretionary contributions of $300 million to its primary pension plan in the fourth quarter of 2006 and in the third quarter of 2004. The Company did not make a discretionary contribution to the pension plan in 2005 due to the plan’s well-funded position and Internal Revenue Service rules limiting tax deductible contributions.

For the primary pension plan, the Company does not expect to be required to make a contribution in 2007 under ERISA. It plans to make a discretionary contribution, however, if market conditions and the funded position of the pension plan allow such a contribution to be tax deductible. The Company’s policy with respect to funding the primary pension plan is to fund at least the minimum required by ERISA, as amended, and not more than the maximum amount deductible for tax purposes. The Company does not currently have minimum funding requirements, as set forth in employee benefit and tax laws. All contributions made to the primary pension plan for 2006, 2004, 2003 and 2002 were voluntary.

Company payments to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2007 are anticipated to be approximately $70 million. Similar to the increase seen in 2006, the expected contributions for 2007 and 2008 have increased compared to those in recent years due to a December 2003 amendment to these plans that allowed participants a one-time irrevocable election to receive remaining unpaid benefits over a five-year period in equal annual installments.

All other postretirement benefit plans are not funded and are not subject to any minimum regulatory funding requirements. The Company estimates the 2007 postretirement plan payments will approximate $4 million, representing the Company’s defined dollar contributions toward medical coverage.

Estimated Future Benefit Payments

	Primary		Other
	Pension Plan	Supplemental	Postretirement
($ in millions)	Benefits(1)	Plan Benefits(1)	Benefits(1)	Total(1)

2007	$221	$70	$4	$295
2008	229	72	4	305
2009	238	75	4	317
2010	248	23	4	275
2011	259	23	3	285
2012-2016	1,476	133	10	1,619

(1) Does not include plan administrative expenses.

Defined Contribution Plans
The Company’s Savings, Profit-Sharing and Stock Ownership Plan (Savings Plan) is a qualified defined contribution plan, a 401(k) plan, available to all eligible associates of the Company and certain subsidiaries. Prior to the plan changes effective January 1, 2007 which are discussed on pages F-28 to F-29, associates who had completed at least 1,000 hours of service within an eligibility period (generally 12 consecutive months) and had attained age 21 were eligible to participate in the plan. The Company contributed to the plan an amount equal to 4.5% of the Company’s available profits, as defined in the Savings Plan, as well as discretionary contributions designed to generate a competitive level of benefits. The vesting period for Company matching contributions through plan year 2006 occurred over a five-year period at 20% per year of service. Total Company contributions for 2006, 2005 and 2004 were $82 million, $71 million and $47 million, respectively. Associates have the option of reinvesting matching contributions made in Company stock into a variety of investment options, primarily mutual funds.

In addition to the 401(k) plan, the Company also has Mirror Savings Plans, which are nonqualified unfunded defined contribution plans offered to certain management associates. Similar to the supplemental retirement plans, the Mirror Plan benefits are paid by the Company from operating cash flow and cash investments.

Total Company expense for defined contribution plans, including the Mirror Plans, for 2006, 2005 and 2004 was $97 million, $78 million and $52 million, respectively.

18) Real Estate and Other (Income)/Expense

($ in millions)	2006	2005	2004

Real estate activities	$(37)	$(39)	$(30)
Net gains from sale of real estate	(8)	(27)	(8)
Asset impairments	2	7	12
PVOL and other unit closing costs	2	5	7
Management transition costs	7	–	29
Other	–	–	2

Total	$(34)	$(54)	$12

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

Asset Impairments, PVOL and Other
Impairments relate primarily to department stores and are the result of the Company’s ongoing process of evaluating the productivity of its asset base, as described under Impairment of Long-Lived Assets in Note 1 on page F-11. PVOL represents the present value of operating lease obligations on closed units. In addition, in 2006 and 2004, the Company recorded charges of $7 million and $29 million, respectively, associated with senior management transition.

19) Income Taxes

Deferred tax assets and liabilities reflected in the accompanying Consolidated Balance Sheets were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities as of February 3, 2007 and January 28, 2006 were comprised of the following:

	2006			2005
	Deferred		Deferred	Deferred		Deferred
	Tax		Tax	Tax		Tax
($ in millions)	Assets		(Liabilities)	Assets		(Liabilities)

Current
Accrued vacation pay	$45		$–	$46		$–
Discontinued operations – Eckerd	13		–	31		–
Inventories	–		(8)	28		–
Other(1)	58		(50)	59		(48)

Total current	$116		$(58)	$164		$(48)

Net current assets	$58	(2)		$116	(2)

Non-current
Depreciation and amortization	$–		$(818)	$–		$(866)
Prepaid pension	–		(502)	–		(605)
Pension and other retiree obligations	163		–	243		–
Equity-based compensation	35		–	21		–
Leveraged leases	–		(249)	–		(265)
State taxes and net operating losses	43		–	44		–
Unrealized gain/loss	–		(92)	–		(65)
Workers’ compensation/general liability	90		–	97		–
Discontinued operations – Eckerd	20		–	20		–
Closed unit reserves	5		–	4		–
Other(3)	100		(1)	97		(12)

Total noncurrent	$456		$(1,662)	$526		$(1,813)

Net noncurrent (liabilities)			$(1,206)			$(1,287)

Total net deferred tax (liabilities)			$(1,148)			$(1,171)

(1) Other current deferred tax assets include tax items related to gift cards and accruals for sales returns and allowances. Other current deferred tax liabilities include tax items related to property taxes and prepaid expenses.
(2) Current deferred tax assets of $58 million and $116 million, respectively, are included in Receivables in the Company’s 2006 and 2005 Consolidated Balance Sheets.
(3) Other noncurrent deferred tax assets include tax items related to mirror savings plan expense, accrued rent and environmental cleanup costs.

Deferred tax assets are evaluated for recoverability based on estimated future taxable income. Previously, a valuation allowance had been established for the amount of deferred tax assets generated by state net operating losses that might not be realized. However, in 2005, based on updated projections of estimated future taxable income, the remaining valuation allowance was reversed when management determined it was more likely than not that the Company will be able to realize the benefits of the state net operating losses within the prescribed carryforward periods. The elimination of allowances resulted in a credit to income of $49 million or $0.20 per share.

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

Income tax expense for continuing operations is as follows:

Income Tax Expense for Continuing Operations

($ in millions)	2006	2005	2004

Current
Federal and foreign	$590	$541	$335
State and local	109	(11)	14

	699	530	349

Deferred
Federal and foreign	(33)	(44)	(8)
State and local	(8)	(19)	7

	(41)	(63)	(1)

Total	$658	$467	$348

A reconciliation of the statutory federal income tax rate to the effective rate for continuing operations is as follows:

Reconciliation of Tax Rates for Continuing Operations

(percent of pre-tax income)	2006	2005	2004

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State net operating losses, less federal income tax	–	(2.8)	–
State and local income tax, less federal income tax benefit	3.7	1.5	1.4
Tax effect of dividends on ESOP shares	(0.3)	(0.3)	(1.1)
Other permanent differences and credits	(1.7)	(1.1)	(0.7)

Effective tax rate for continuing operations	36.7%	32.3%	34.6%

The income tax rate for 2006 was lower than it otherwise would have been due to the release of federal income tax reserves resulting from the favorable resolution of prior year tax matters, and the income tax rate for 2005 was lower than it otherwise would have been due to the reversal of the valuation allowance related to state tax net operating loss deferred tax assets, discussed above.

As of February 3, 2007, the Company had $80 million of current income taxes receivable, which is included in Receivables on the Consolidated Balance Sheet. As of January 28, 2006, the Company had current income taxes payable of $8 million, which is reflected in Income Taxes Payable on the Consolidated Balance Sheet.

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

In 2006, management engaged an independent engineering firm to update a previous evaluation of the Company’s established reserves for potential environmental liability associated with facilities, some of which the Company no longer owns or operates. Based on this analysis, the Company increased its reserves to an amount that it believes is adequate to cover the estimated potential liabilities, which primarily relate to underground storage tanks. Funds spent to remedy these sites are charged against the established reserves. In addition, the Company also has recorded reserves for the estimated cost of asbestos removal where renovations or a sale of the facility are planned.

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

In relation to the sale of the Eckerd operations, as of February 3, 2007, the Company had guarantees of approximately $11 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases. Currently, management does not believe that any potential financial exposure related to these guarantees would have a material impact on the Company’s financial position or results of operations.

JCP, through JCP Realty, Inc., a wholly owned subsidiary, has investments in 14 partnerships that own regional mall properties, six as general partner and eight as limited partner. JCP’s potential exposure to risk is greater in partnerships in which it is a general partner. Mortgages on the six general partnerships total approximately $353 million; however, the estimated market value of the underlying properties is approximately $842 million. These mortgages are non-recourse to JCP, so any financial exposure is minimal. In addition, JCP Realty, Inc. has guaranteed loans totaling approximately $11 million related to an investment in a real estate investment trust. The estimated market value of the underlying properties significantly exceeds the outstanding mortgage loans, and the loan guarantee to market value ratio is less than 3% as of February 3, 2007. In the event of possible default, the creditors would recover first from the proceeds of the sale of the properties, next from the general partner, then from other guarantors before JCP’s guarantee would be invoked. As a result, management does not believe that any potential financial exposure related to this guarantee would have a material impact on the Company’s financial position or results of operations.

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

21) Subsequent Events

2007 Common Stock Repurchase Program
In March 2007, the Board authorized a new program of common stock repurchases of up to $400 million, which will be funded with cash proceeds from stock option exercises and existing cash and short-term investment balances.

2007 Dividend Plan
In February 2007, the Board authorized a plan to increase the quarterly common stock dividend to $0.20 per share for an annual rate of $0.80 per share, beginning with the May 1, 2007 dividend. On March 29, 2007, the Board declared a quarterly dividend of $0.20 per share to be paid on May 1, 2007.

22) Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly unaudited consolidated results of operations for the fiscal years ended February 3, 2007 and January 28, 2006:

($ in millions, except per share	First Quarter		Second Quarter			Third Quarter		Fourth Quarter
data)	2006	2005	2006		2005	2006	2005	2006		2005

Retail sales, net	$4,220	$4,118	$4,238		$3,981	$4,781	$4,479	$6,664	(1)	$6,203
Gross margin	1,722	1,648	1,583		1,473	1,985	1,824	2,535		2,246
SG&A expenses	1,263	1,251	1,219		1,169	1,377	1,321	1,662		1,486
Income from continuing operations	213	171	178	(2)	122	286	234	457	(2)	450	(3)
Discontinued operations	(3)	1	1		9	1	–	20		101	(4)

Net income	$210	$172	$179		$131	$287	$234	$477		$551

Earnings/(loss) per common share, diluted(5):
Continuing operations	$0.90	$0.62	$0.75		$0.46	$1.26	$0.94	$2.00		$1.92
Discontinued operations	(0.01)	0.01	0.01		0.04	–	–	0.09		0.42

Net income	$0.89	$0.63	$0.76		$0.50	$1.26	$0.94	$2.09		$2.34

(1) Includes sales of $254 million for the 53rd week of 2006.
(2) Includes credits of $26 million, or $0.11 per share, for the second quarter of 2006 and $6 million, or $0.03 per share, for the fourth quarter of 2006 of tax benefits, which were due primarily to the release of federal income tax reserves resulting from the favorable resolution of prior year tax matters.
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

EXHIBIT INDEX

Incorporated by Reference
			SEC File			Filed
Exhibit No. Exhibit Description		Form	No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger dated as of January 23, 2002, between JCP and Company	8-K	001-15274	2	01/28/2002
3.1	Restated Certificate of Incorporation of the Company, as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006
3.2	Bylaws of Company, as amended to February 28, 2007	8-K	001-15274	3.1	03/06/2007
4.1	Indenture, dated as of October 1, 1982, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4(a)	04/19/1994
4.2	First Supplemental Indenture, dated as of March 15, 1983, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4(b)	04/19/1994
4.3	Second Supplemental Indenture, dated as of May 1, 1984, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4(c)	04/19/1994
4.4	Third Supplemental Indenture, dated as of March 7, 1986, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-03882	4(d)	03/11/1986
4.5	Fourth Supplemental Indenture, dated as of June 7, 1991, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-41186	4(e)	06/13/1991
4.6	Fifth Supplemental Indenture, dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of October 1, 1982	10-K	001-15274	4(o)	04/25/2002

Incorporated by Reference
			SEC File			Filed
Exhibit No. Exhibit Description		Form	No.	Exhibit	Filing Date	Herewith

4.7	Indenture, dated as of April 1, 1994, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-53275	4(a)	04/26/1994
4.8	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994	10-K	001-15274	4(p)	04/25/2002
4.9	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Institution) to Indenture dated as of April 1, 1994	10-Q	001-15274	4	09/06/2002
4.10	Rights Agreement, dated as of January 23, 2002, by and between Company and Mellon Investor Services LLC as Rights Agent	8-K	001-15274	4	01/28/2002
4.11*	Credit Agreement dated as of April 7, 2005, among the Company, JCP, J.C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Letter of Credit Agent	10-K	001-15274	4(o)	04/08/2005
10.1	Asset Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., Eckerd Fleet, Inc., CVS Pharmacy, Inc. and CVS Corporation	10-K	001-15274	10(i)(e)	04/08/2004
10.2	Stock Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., TDI Consolidated Corporation, and The Jean Coutu Group (PJC) Inc.	10-K	001-15274	10(i)(f)	04/08/2004
10.3	Amendment and Waiver No. 1 to Asset Purchase Agreement dated as of July 30, 2004, among CVS Pharmacy, Inc., CVS Corporation, J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., and Eckerd Fleet, Inc.	10-Q	001-15274	10.1	09/08/2004

* Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10 percent of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

Incorporated by Reference
			SEC File			Filed
Exhibit No. Exhibit Description		Form	No.	Exhibit	Filing Date	Herewith

10.4	First Amendment to Stock Purchase Agreement dated as of July 30, 2004, among The Jean Coutu Group (PJC) Inc., J. C. Penney Company, Inc., and TDI Consolidated Corporation	10-Q	001-15274	10.2	09/08/2004
10.5	CN Rescission Agreement dated as of August 25, 2004, among CVS Corporation, CVS Pharmacy, Inc., certain CVS affiliates, and J.C. Penney Company, Inc.	10-Q	001-15274	10.3	09/08/2004
10.6**	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan	10-K	001-00777	10(k)	04/24/1989
10.7**	J. C. Penney Company, Inc. 1989 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	04/18/1989
10.8**	February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan	10-K	001-00777	10(ii)(k)	04/18/1995
10.9**	February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended	10-K	001-00777	10(ii)(k)	04/16/1996
10.10**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	001-00777	B	04/20/1993
10.11**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	04/18/1995
10.12**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended effective April 9, 1997	10-Q	001-00777	10(a)	06/10/1997
10.13**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	04/25/1990
10.14**	Form of Indemnification Trust Agreement between Company and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended	Def. Proxy Stmt.	001-00777	Exhibit 1 to Exhibit B	04/24/1987
10.15**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	04/11/1997
10.16**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	04/11/2001
10.17**	Form of Indemnification Agreement between Company, J. C. Penney Corporation, Inc. and individual Indemnities, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	04/25/2002
10.18**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as restated effective January 1, 2003	10-K	001-15274	10(ii)(am)	04/10/2003
10.19**	JCP Benefit Restoration Plan, as amended through February 16, 2004	10-K	001-15274	10(ii)(ah)	04/08/2004

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
			SEC File			Filed
Exhibit No. Exhibit Description		Form	No.	Exhibit	Filing Date	Herewith

10.20**	JCP Supplemental Retirement Program for Management Profit-Sharing Associates, as amended through February 16, 2004	10-K	001-15274	10(ii)(ai)	04/08/2004
10.21**	Term Sheet dated as of October 27, 2004, between the Company and M. E. Ullman, III	10-Q	001-15274	10.1	12/07/2004
10.22**	Letter Agreement dated as of March 18, 2005, between the Company and M. E. Ullman, III	8-K	001-15274	10.1	03/22/2005
10.23**	Notice of Restricted Stock Award to M. E. Ullman, III, dated as of December 1, 2004	10-Q	001-15274	10.2	12/07/2004
10.24**	Notice of Restricted Stock Unit Award to M. E. Ullman, III, dated as of December 1, 2004	10-Q	001-15274	10.3	12/07/2004
10.25**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	02/15/2005
10.26**	Form of Notice of Restricted Stock Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.2	02/15/2005
10.27**	Form of Notice of Grant of Stock Option(s) under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.3	02/15/2005
10.28**	Form of Director’s election to receive all/portion of annual cash retainer in J. C. Penney Company, Inc. common stock (J. C. Penney Company, Inc. 2001 Equity Compensation Plan)	8-K	001-15274	10.4	02/15/2005
10.29**	Form of Notice of Restricted Stock Award – Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	02/15/2005
10.30**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.6	02/15/2005
10.31**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.7	02/15/2005
10.32**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	02/15/2005
10.33**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.9	02/15/2005

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
			SEC File			Filed
Exhibit No. Exhibit Description		Form	No.	Exhibit	Filing Date	Herewith

10.34**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan	Def. Proxy Stmt.	001-15274	Annex A	04/08/2005
10.35**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	05/24/2005
10.36**	Form of Notice of Grant of Stock Option(s), Special Stock Option Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	05/31/2005
10.37**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	05/31/2005
10.38**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005
10.39**	December 6, 2005 amendment to JCP Supplemental Retirement Program for Management Profit-Sharing Associates	8-K	001-15274	10.1	12/12/2005
10.40**	December 6, 2005 amendment to JCP Benefit Restoration Plan	8-K	001-15274	10.2	12/12/2005
10.41**	Form of Executive Termination Pay Agreement	8-K	001-15274	10.2	03/27/2006
10.42**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.4	03/27/2006
10.43**	Form of Notice of Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.5	03/27/2006
10.44**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	05/19/2006
10.45**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	05/19/2006
10.46**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.3	05/19/2006
10.47**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	05/19/2006
10.48**	Summary of Non-Employee Director Compensation for 2006-2007	8-K	001-15274	10.1	07/25/2006

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
			SEC File			Filed
Exhibit No. Exhibit Description		Form	No.	Exhibit	Filing Date	Herewith

10.49**	Form of Notice of Grant of Stock Options for Executive Officers subject to Executive Termination Pay Agreements under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	08/07/2006
10.50**	JCP Management Incentive Compensation Program, amended and restated effective February 28, 2007	8-K	001-15274	10.1	03/06/2007
10.51**	JCP Mirror Savings Plan, amended and restated effective February 28, 2007	8-K	001-15274	10.2	03/06/2007
10.52**	JCP Change in Control Plan, amended and restated effective February 28, 2007	8-K	001-15274	10.3	03/06/2007
10.53**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/15/2007
10.54**	Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	03/15/2007
10.55**	Form of Notice of 2007 Performance Unit Grant under the J C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.3	03/15/2007
10.56**	2006 Incentive Compensation Awards, 2007 Base Salaries, 2007 Target Incentive Opportunity Percentages and 2007 Equity Awards for Named Executive Officers					X
10.57**	December 2006 Amendments to J. C. Penney Company, Inc. 2005 Equity Compensation Plan					X
12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends					X
21	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24	Power of Attorney					X

** Indicates a management contract or compensatory plan or arrangement.

Incorporated by Reference
			SEC File			Filed
Exhibit No. Exhibit Description		Form	No.	Exhibit	Filing Date	Herewith

31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X