Form 10-Q
period 2007-06-13
J C PENNEY CO INC
filed 2007-06-14
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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
221,488,010 shares of Common Stock of 50 cents par value, as of June 12, 2007.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

J. C. Penney Company, Inc.
Consolidated Statements of Operations
(Unaudited)

($ in millions, except per share data)	13 weeks ended
	May 5,	Apr. 29,
	2007	2006

Retail sales, net	$4,350	$4,220
Cost of goods sold	2,543	2,498
Gross margin	1,807	1,722
Operating expenses:
Selling, general and administrative expenses	1,291	1,263
Depreciation and amortization expenses	100	88
Pre-opening expense	6	2
Real estate and other (income)	(9)	(13)
Total operating expenses	1,388	1,340
Operating income	419	382
Net interest expense	32	34
Income from continuing operations before income taxes	387	348
Income tax expense	149	135
Income from continuing operations	$238	$213
Loss from discontinued operations, net of income tax benefit of $- and $(2)	-	(3)
Net income	$238	$210

Basic earnings/(loss) per share:
Continuing operations	$1.05	$0.91
Discontinued operations	-	(0.01)
Net income	$1.05	$0.90

Diluted earnings/(loss) per share:
Continuing operations	$1.04	$0.90
Discontinued operations	-	(0.01)
Net income	$1.04	$0.89

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. Penney Company, Inc.
Consolidated Balance Sheets
(Unaudited)
($ in millions)	May 5,	Apr. 29,	Feb. 3,
	2007	2006	2007
Assets
Current assets
Cash and short-term investments	$3,068	$2,791	$2,747
Receivables	501	269	263
Merchandise inventory (net of LIFO reserve of
of $8, $24 and $8)	3,497	3,355	3,400
Prepaid expenses	205	181	238
Total current assets	7,271	6,596	6,648
Property and equipment (net of accumulated
depreciation of $2,205, $2,163 and $2,115)	4,294	3,787	4,162
Prepaid pension	1,259	1,465	1,235
Other assets	629	530	628
Total Assets	$13,453	$12,378	$12,673

Liabilities and Stockholders’ Equity
Current liabilities
Trade payables	$1,497	$1,219	$1,366
Accrued expenses and other current liabilities	1,370	1,205	1,692
Current maturities of long-term debt	410	345	434
Total current liabilities	3,277	2,769	3,492
Long-term debt	3,706	3,116	3,010
Deferred taxes	1,139	1,277	1,206
Other liabilities	809	967	677
Total Liabilities	8,931	8,129	8,385

Stockholders' Equity
Common stock (1)	113	117	112
Additional paid-in-capital	3,472	3,442	3,430

Reinvested earnings at beginning of year	922	512	512
Adjustment to initially apply FIN 48(2)	5	-	-
Net income	238	210	1,153
Retirement of common stock	-	-	(578)
Dividends declared	(45)	(42)	(165)
Reinvested earnings at end of period	1,120	680	922
Accumulated other comprehensive (loss)/income	(183)	10	(176)
Total Stockholders’ Equity	4,522	4,249	4,288

Total Liabilities and Stockholders’ Equity	$13,453	$12,378	$12,673

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 226 million shares as of May 5, 2007, 235 million shares as of April 29, 2006 and 226 million shares as of February 3, 2007.
(2) See Note 1 for a discussion of the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes.”

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. Penney Company, Inc. Consolidated Statements of Cash Flows (Unaudited)
	13 weeks ended
	May 5,	Apr. 29,
($ in millions)	2007	2006

Cash flows from operating activities:
Net income	$238	$210
Loss from discontinued operations	-	3
Adjustments to reconcile net income to net cash (used in) operating activities:
Asset impairments, PVOL and other unit closing costs	1	-
Depreciation and amortization	100	88
Net gains on sale of assets	-	(3)
Benefit plans (income)/expense	(16)	12
Stock-based compensation	14	7
Tax benefits on stock-based compensation	7	-
Deferred taxes	28	32
Change in cash from:
Receivables	(25)	(24)
Inventory	(98)	(145)
Prepaid expenses and other assets	39	24
Trade payables	130	47
Current income taxes payable	(110)	4
Accrued expenses and other	(337)	(374)
Net cash (used in) operating activities	(29)	(119)

Cash flows from investing activities:
Capital expenditures	(244)	(126)
Proceeds from sale of assets	-	5
Net cash (used in) investing activities	(244)	(121)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	980	-
Payments of long-term debt, including capital leases	(328)	(3)
Dividends paid, common	(86)	(29)
Proceeds from stock options exercised	26	54
Excess tax benefits from stock-based compensation	10	-
Tax withholding payments reimbursed by restricted stock	(7)	-
Net cash provided by financing activities	595	22

Cash flows from discontinued operations:
Operating cash flows	1	(6)
Investing cash flows	(2)	(1)
Financing cash flows	-	-
Total cash (paid for) discontinued operations	(1)	(7)
Net increase/(decrease) in cash and short-term investments	321	(225)
Cash and short-term investments at beginning of year	2,747	3,016
Cash and short-term investments at end of period	$3,068	$2,791

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

Notes to the Unaudited Interim Consolidated Financial Statements

1)	Nature of Operations and Summary of Significant Accounting Policies

J. C. Penney Company, Inc. is a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and J. C. Penney Company, Inc. was incorporated in Delaware in 2002, when the holding company structure was implemented. The holding company has no independent assets or operations, and no direct subsidiaries other than JCP. The holding company and its consolidated subsidiaries, including JCP, are collectively referred to in this quarterly report as “JCPenney” or the “Company,” unless otherwise indicated.

The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee by the Company of certain of JCP’s outstanding debt securities is full and unconditional.

The accompanying Interim Consolidated Financial Statements are unaudited but, in the opinion of management, include all material adjustments necessary for a fair presentation and should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (2006 10-K). The Company follows the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2006 10-K. The February 3, 2007 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2006 10-K.

All significant intercompany transactions and balances have been eliminated in consolidation.

Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Certain reclassifications were made to prior year amounts to conform to the current period presentation. The most significant reclassifications relate to store merchandise distribution center expenses and depreciation and amortization and pre-opening expenses. Effective with the 2006 fourth quarter, store merchandise distribution center expenses are included in Cost of Goods Sold and depreciation and amortization and pre-opening expenses are presented as separate line items on the Consolidated Statements of Operations. Previously, store merchandise distribution center expenses, depreciation and amortization and pre-opening expenses were included in Selling, General and Administrative Expenses. None of the reclassifications impacted the Company’s net income in any period.

Income Taxes
The Company adopted the provisions of the Financial Accounting Standards Board’s (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized a $5 million decrease in the liability for unrecognized tax benefits with a corresponding increase to retained earnings.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years before 2001. The Company’s U.S. income tax returns for fiscal years 2001 through 2005 have been audited and resolution of issues pertaining to those years is expected in 2007. The Company is audited by the taxing authorities of virtually all states and certain foreign countries and subject to examination by these taxing jurisdictions for fiscal years generally after 2000.

The total amount of unrecognized tax benefits as of February 4, 2007 was $169 million. Included in the balance are $106 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The remaining $63 million of unrecognized tax benefits, that if recognized, would favorably affect the effective tax rate, will be reduced upon settlement by $17 million related to the federal tax deduction of state taxes.

Over the next twelve months, management anticipates that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $40 million ($15 million of which would affect the effective tax rate) and related accrued interest of $23 million ($15 million net of federal income tax benefit) will also be reduced either because the Company’s tax position will be sustained upon audit or the Company will agree to a disallowance.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $25 million ($16 million net of a $9 million federal deferred tax benefit) of interest and penalties accrued at February 4, 2007.

In July 2006, the FASB issued Staff Position (FSP) FAS 13-2, “Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which became effective for the Company on February 4, 2007. FAS 13-2 requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. Adopting the provisions of FAS 13-2 did not have a material impact on the Company’s consolidated financial statements.

Effect of New Accounting Standards
In February 2007, the FASB issued Statement of Financial Accounting Standards No. (SFAS) 159, "The Fair Value Option for Financial Assets and Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159, but does not expect the adoption to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The provisions of SFAS 157 will be effective as of the beginning of the Company’s 2008 fiscal year. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

2)	Common Stock Repurchase Programs

Common stock is repurchased through open market transactions and retired on the same day it is repurchased. The excess of the purchase price over the par value is allocated between reinvested earnings and additional paid-in capital.

2007 Common Stock Repurchase Program
In March 2007, the Company’s Board of Directors (Board) authorized a new $400 million common stock repurchase program to be funded with cash proceeds from employee stock option exercises and existing cash and short term investment balances. No shares were repurchased during the first quarter of 2007. The program commenced in the second quarter and was completed in June 2007. In total, 5.1 million shares were repurchased.

2006 Common Stock Repurchase Program
In September 2006, the Company completed the $750 million common stock repurchase program that had been authorized by the Board in February 2006. These common stock repurchases were funded with cash proceeds from employee stock option exercises and existing cash and short-term investment balances. No shares were repurchased during the first quarter of 2006. In total, 11.3 million shares were repurchased under this program.

3) Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the impact of restricted stock units and shares that could have been issued under outstanding stock options during the period, except when the effect would be anti-dilutive at the continuing operations level.

Income from continuing operations and shares used to compute basic and diluted EPS from continuing operations are reconciled below:

(in millions, except EPS)	13 weeks ended
	May 5,	Apr. 29,
	2007	2006
Earnings:
Income from continuing operations, basic and
diluted	$238	$213

Shares:
Average common shares outstanding (basic shares)	226	234
Adjustment for assumed dilution:
Stock options and restricted stock awards	3	2
Average shares assuming dilution (diluted shares)	229	236

EPS from continuing operations:
Basic	$1.05	$0.91
Diluted	$1.04	$0.90

For both the 13 weeks ended May 5, 2007 and April 29, 2006, 1 million average potential shares of common stock were excluded from the EPS calculation because their effect would be anti-dilutive.

4) Cash and Short-Term Investments

($ in millions)	May 5,	Apr. 29,	Feb. 3,
	2007	2006	2007
Cash	$124	$123	$119
Short-term investments	2,944	2,668	2,628
Total cash and short-term investments	$3,068	$2,791	$2,747

Restricted Short-Term Investment Balances
Short-term investments include restricted balances of $58 million as of May 5, 2007, $56 million as of April 29, 2006 and $58 million as of February 3, 2007. Restricted balances are pledged as collateral for a portion of casualty insurance program liabilities.

5) Supplemental Cash Flow Information

($ in millions)	13 weeks ended
	May 5, 2007	Apr. 29, 2006

Interest paid by continuing operations	$68	$70

Interest received by continuing operations	$30	$33

Total income taxes paid	$230	$105
Less: income taxes (received)/paid attributable to discontinued operations	(1)	6
InIncome taxes paid by continuing operations	$231	$99

6) Credit Agreement

On April 7, 2005, the Company, JCP and J. C. Penney Purchasing Corporation entered into a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent.

The 2005 Credit Agreement includes a requirement that the Company maintain: (i) a Leverage Ratio (as defined in the 2005 Credit Agreement) of no more than 3.0 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis and (ii) a Fixed Charge Coverage Ratio (as defined in the 2005 Credit Agreement) of at least 3.2 to 1.0 for each period of four consecutive fiscal quarters. As of May 5, 2007, the Company was in compliance with these requirements with a Leverage Ratio of 1.8 to 1.0, and a Fixed Charge Coverage Ratio of 7.1 to 1.0.

No borrowings, other than the issuance of standby and import letters of credit totaling $123 million as of the end of the first quarter 2007, have been made under the 2005 Credit Agreement.

7) Long-Term Debt

During the first quarter of 2007, the Company repaid at maturity $325 million outstanding principal amount of JCP’s 7.60% Notes due 2007.

On April 27, 2007, the Company closed on its offering of $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. The Company received proceeds of $980 million from the offering net of underwriting discounts.

A portion of the net proceeds of the offering was used for the early redemption of the remaining $303 million principal amount of JCP’s 8.125% Debentures Due 2027 on June 1, 2007. The Company incurred a pre-tax charge of $12 million in the second quarter of 2007 for this early redemption related to the call premium and write-off of unamortized costs of these Debentures. The balance of the net proceeds of the offering will be used for general corporate purposes, including the repayment of 2007 and 2008 long-term debt maturities.

8) Comprehensive Income and Accumulated Other Comprehensive (Loss)/Income

Comprehensive Income

($ in millions)	13 weeks ended
	May 5,	Apr. 29,
	2007	2006
Net income	$238	$210
Other comprehensive (loss):
Net unrealized (losses) in real estate investment trusts	(7)	(6)
Total comprehensive income	$231	$204

Accumulated Other Comprehensive (Loss)/Income
($ in millions)	May 5,	Apr. 29,	Feb. 3,
	2007	2006	2007
Net unrealized gains in real estate investment trusts(1)	$159	$112	$166
Net actuarial gain/(loss) and prior service (cost)/credit - pension and postretirement plans(2)	(342)	-	(342)
Nonqualified retirement plan minimum liability adjustment (3)	-	(102)	-
Accumulated other comprehensive (loss)/income	$(183)	$10	$(176)

(1) Shown net of a deferred tax liability of $88 million as of May 5, 2007, $60 million as of April 29, 2006 and $93 million as of February 3, 2007.
(2) Shown net of a deferred tax asset of $218 million as of both May 5, 2007 and February 3, 2007.
(3) Shown net of a deferred tax asset of $65 million as of April 29, 2006. Not applicable to May 5, 2007 and February 3, 2007 due to the adoption of the recognition provisions of SFAS 158. See Note 10.

9) Stock-Based Compensation

In May 2005, the Company’s stockholders approved the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (2005 Plan), which reserved an aggregate of 17.2 million shares of common stock for issuance to employees (associates) and non-employee directors. Since June 1, 2005, all grants have been made under the 2005 Plan. The 2005 Plan provides for grants to associates of options to purchase the Company’s common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to non-employee members of the Board. As of May 5, 2007, 13.0 million shares of stock were available for future grants.

Associate stock options and restricted stock awards typically vest over periods ranging from one to three years. Beginning in 2007, the exercise price of stock options and the market value of restricted stock awards is determined based on the closing market price of the Company’s common stock on the date of grant. Prior to 2007, the price under the 2005 Plan was set at the opening market price of the Company’s common stock on the date of grant. The 2005 Plan does not permit the granting of stock options below grant-date market value nor does it allow any repricing subsequent to the date of grant. Associate stock options have a maximum term of 10 years.

Restricted stock awards (shares and units) for non-employee members of the Board are expensed when granted since the recipients have the right to receive the shares upon a qualifying termination of service in accordance with the grant.

Over the past three years, the Company’s annual stock option and restricted stock award grants have averaged about 1.2% of total outstanding stock. The Company issues new shares of common stock upon the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-Based Compensation Cost in the Consolidated Statements of Operations

($ in millions)	13 weeks ended
	May 5, 2007	Apr. 29, 2006
Stock awards (shares and units)	$8	$2
Stock options	6	5
Total stock-based compensation cost in the Consolidated Statements of Operations	$14	$7

Total income tax benefit recognized in the
Consolidated Statements of Operations for
stock-based compensation arrangements	$5	$3

Stock Options
On March 14, 2007, the Company granted approximately 1.4 million stock options to associates at an option price of $78.50 representing the annual grant under the 2005 Plan. As of May 5, 2007, options to purchase 9.0 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 4.0%. The closing stock price of $80.06 on May 5, 2007 exceeded the exercise prices of all stock options outstanding.

The following table summarizes stock options outstanding as of May 5, 2007, as well as activity during the three months then ended:

(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at February 3, 2007	8,291	$43
Granted	1,432	79
Exercised	(603)	41
Forfeited or expired	(90)	47
Outstanding at May 5, 2007	9,030	49

Exercisable at May 5, 2007	5,726	$40

As of May 5, 2007, there was $49 million of unrecognized and unearned compensation expense, net of estimated forfeitures, for stock options which will be recognized over the remaining weighted average vesting period of approximately 1.2 years.

Stock Awards
On March 14, 2007, the Company granted approximately 362,000 performance-based restricted stock unit awards to associates, representing the annual grant under the 2005 Plan. The performance unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2007 earnings per share (defined as per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee of the Board). A payment of 100% of the target award would be achieved at earnings per share of $5.44. In addition to the performance requirement, the award also includes a time-based vesting requirement, under which one-third of the earned performance unit award vests on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time. Upon vesting, the performance units will be paid out in shares of JCPenney common stock.

No stock awards were granted to non-employee members of the Board during the first quarters of 2007 or 2006.

During the first quarter of 2007, the initial one-third, or approximately 254,000 of the Company’s earned 2006 performance units vested, and was based on 200% of the target award. These units were granted on March 22, 2006.

The following table summarizes the non-vested stock awards (shares and units) as of May 5, 2007 and activity during the three months then ended:

(awards in thousands)	Non-Vested Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at February 3, 2007	1,147	$56
Granted	443	79
Vested	(290)	59
Forfeited	(44)	59
Outstanding at May 5, 2007	1,256	$60

As of May 5, 2007, there was $60 million of unrecognized and unearned compensation expense related to associate stock awards which will be recognized over the remaining weighted average vesting period of approximately 1.1 years.

Common Stock Outstanding
During the first three months of 2007 and 2006, the number of outstanding shares of common stock changed as follows:

	13 weeks ended
(in millions)	May 5, 2007	Apr. 29, 2006
Shares outstanding at beginning of year	225.5	232.9
Exercise of stock options	0.6	1.7
Vesting of restricted stock units	0.2	-
Shares terminated for tax	(0.1)	-
Shares outstanding at end of period	226.2	234.6

10) Retirement Benefit Plans

The Company provides retirement and other postretirement benefits to substantially all associates. Retirement benefits are an important part of the Company’s total compensation and benefits program designed to attract and retain qualified and talented associates. The Company’s retirement benefit plans consist of a non-contributory qualified defined benefit pension plan (primary pension plan), a non-contributory supplemental retirement plan and deferred compensation plan for certain management associates, a 1997 voluntary early retirement program, a contributory medical and dental plan and a 401(k) and employee stock ownership plan. These plans are discussed in more detail in the Company’s 2006 10-K. Associates hired or rehired on or after January 1, 2002 are not eligible for retiree medical or dental coverage. Associates hired or rehired on or after January 1, 2007 are not eligible to participate in the primary pension plan, as discussed further on the following page.

Net Periodic Benefit (Credit)/ Cost
The components of net periodic benefit (credit)/cost for the qualified and nonqualified pension plans and the postretirement plans for the 13 weeks ended May 5, 2007 and April 29, 2006 are as follows:

Pension Plans
	Qualified		Supplemental (Nonqualified)		Postretirement Plan
($ in millions)	13 weeks ended		13 weeks ended		13 weeks ended
	May 5,	Apr. 29,	May 5,	Apr. 29,	May 5,	Apr. 29,
	2007	2006	2007	2006	2007	2006
Service cost	$23	$24	$1	$-	$-	$-
Interest cost	55	53	6	6	-	1
Expected return on plan assets	(104)	(92)	-	-	-	-
Net amortization	2	19	6	5	(8)	(7)
Net periodic benefit (credit)/cost	$(24)	$4	$13	$11	$(8)	$(6)

Employer Contributions
The Company’s policy with respect to funding the primary pension plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended (ERISA), and not more than the maximum amount deductible for tax purposes. In the fourth quarter of 2006, the Company made a discretionary contribution of $300 million to its qualified pension plan even though no additional funding was required under ERISA. In 2007, the Company again plans to make a discretionary contribution based on market conditions and whether the funded position of the pension plan allow such a contribution to be tax deductible. The Company does not expect to be required to make a contribution under ERISA in 2007. The Company did not make a discretionary contribution during the first quarter of 2007 or 2006.

Retirement Benefit Plan Changes
Effective January 1, 2007, the Company implemented certain changes to its retirement benefits. With respect to the 401(k) plan, all associates who are 21 or older are immediately eligible to participate in the plan. Further, eligible associates, who have completed one year and at least 1,000 hours of service, will be offered a fixed Company matching contribution of 50 cents on each dollar contributed up to 6% of pay. The Company may make additional discretionary matching contributions. This fixed plus discretionary match replaces the former Company contribution of an amount equal to 4.5% of available profits plus discretionary contributions. The vesting period for Company matching contributions under the 401(k) plan has been changed from five-year pro rata vesting to full vesting after three years.

The pension plan is closed to associates hired or rehired on or after January 1, 2007. Instead, those associates participate in a retirement account that is part of the defined contribution 401(k) plan, to which the Company will contribute an amount equal to 2% of the participants’ annual pay after one year of service. Participating associates will be fully vested after three years. Associates hired or rehired on or prior to December 31, 2006 continue to participate in the Company’s pension plan and earn credited service.

These changes have not had a significant impact on retirement benefit plan expenses and are not expected to significantly impact the Company’s future financial condition, liquidity or results of operations.

Adoption of SFAS 158
The Company adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of February 3, 2007. SFAS 158 requires the Company to recognize the funded status of its defined benefit pension and postretirement plans directly on the balance sheet. Funded status is the difference between the fair value of plan assets and the plan’s benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial adoption was reflected as a $234 million decrease to the February 3, 2007 balance of accumulated other comprehensive (loss)/income, a component of stockholders’ equity, and included the elimination of the additional minimum liability, which is no longer required. In periods subsequent to adoption, adjustments to other comprehensive income will reflect prior service cost or credits and actuarial gain or loss amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost, net of tax, in accordance with current pension accounting rules.

SFAS 158 will also require the Company to measure the funded status of its pension and postretirement plans as of the year-end balance sheet date by the 2008 fiscal year-end. Currently, the Company’s measurement date for its plans is October 31.

11) Real Estate and Other (Income)/Expense

($ in millions)	13 weeks ended
	May 5, 2007	Apr. 29, 2006
Real estate activities	$(10)	$(8)
Net gains from sale of real estate	-	(3)
PVOL and other unit closing costs	1	-
Other	-	(2)
Total	$(9)	$(13)

Real estate and other consists of ongoing operating income from the Company’s real estate subsidiaries, investments in real estate partnerships, gains and losses on the sale of real estate properties, present value of operating lease obligations (PVOL) on closed units, other charges associated with closing store and catalog facilities and other non-operating items.

12) Litigation, Other Contingencies and Guarantees

The Company is subject to various legal and governmental proceedings involving routine litigation incidental to its business. Reserves have been established based on management’s best estimates of the Company’s potential liability in certain of these matters. These estimates have been developed in consultation with in-house and outside counsel. While no assurance can be given as to the ultimate outcome of these matters, management currently believes that the final resolution of these actions, individually or in the aggregate, will not have a material adverse effect on the results of operations, financial position, liquidity or capital resources of the Company. These matters are more fully discussed in the 2006 10-K.

As of May 5, 2007, JCP had guarantees totaling $32 million, which are described in detail in the 2006 10-K. These guarantees consist of: $3 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company’s Direct Marketing Services business; and $9 million for certain personal property leases assumed by the purchasers of the Company’s Eckerd drugstore operations (Eckerd), which were previously reported as operating leases.

13) Discontinued Operations

Eckerd Drugstores
Management continues to review and update the remaining reserves related to the sale of Eckerd on a quarterly basis and believes that the overall reserves, as adjusted, are adequate at the end of the first quarter of 2007 and consistent with original estimates. Any cash payments for the Eckerd-related reserves are included separately in the Company’s Consolidated Statements of Cash Flows as discontinued operations.

The Company’s financial statements reflect Eckerd as a discontinued operation for all periods presented. Discontinued operations had no impact on the first quarter of 2007. During the first quarter of 2006, discontinued operations reflected a net charge of $3 million ($0.01 per share), primarily related to management’s on-going review and true-up of Eckerd reserves.

14) Subsequent Events

Early Redemption of Long-Term Debt
On June 1, 2007, the Company used a portion of the proceeds of the new senior unsecured notes for the early redemption of the remaining $303 million of JCP’s 8.125% Debentures Due 2027. The Company incurred a pre-tax charge of $12 million for this early redemption related to the call premium and write-off of unamortized costs of these Debentures, which will be reflected in the second quarter 2007 results.

Stock Repurchases
During June 2007, the Company completed the $400 million common stock repurchase program, which was authorized in March 2007 and commenced in the second quarter. In total, 5.1 million shares were repurchased. See Note 2 for further discussion of the 2007 common stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

J. C. Penney Company, Inc. is a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and J. C. Penney Company, Inc. was incorporated in Delaware in 2002, when the holding company structure was implemented. The holding company has no independent assets or operations and no direct subsidiaries other than JCP. The holding company and its consolidated subsidiaries, including JCP, are collectively referred to in this quarterly report as “JCPenney” or the “Company,” unless otherwise indicated.

The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee by the Company of certain of JCP’s outstanding debt securities is full and unconditional.

The following discussion, which presents the results of the Company, should be read in conjunction with the Company’s consolidated financial statements as of February 3, 2007, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007 (2006 10-K).

This discussion is intended to provide information that will assist the reader in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of the Company as a whole, as well as how certain accounting principles affect the Company’s financial statements. Unless otherwise indicated, this MD&A relates only to results from continuing operations, all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Key Items

Improved Operating Performance
First quarter 2007 earnings per share from continuing operations increased 15.6% to $1.04 from $0.90 per share for last year’s first quarter. Net income per share was also $1.04 for the first quarter of 2007, compared to $0.89 for the comparable 2006 period, which included the effects of discontinued operations. Income from continuing operations on a dollar basis reached a record level of $238 million in the first quarter of 2007, representing an 11.7% increase from $213 million for the same period last year.

Operating income was $419 million, or 9.6% of sales, compared with $382 million, or 9.0% of sales, last year. This represents an increase of 9.7% on a dollar basis, or 60 basis points as a percent of sales.

Total department store sales increased 4.4% for the first quarter and reflect sales of 32 new and relocated stores opened since the first quarter of last year. Comparable department store sales increased 2.2% for the first quarter of 2007. This represents the sixteenth consecutive quarter of comparable department store sales gains. Internet sales increased 17.8% for the first quarter, which reflects the continued transition from print media to the Internet channel. Total Direct sales, which also include print and outlet store sales, decreased 3.6% for the first quarter of 2007, due primarily to softness in the home categories and weakness in print media.

2007-2011 Long Range Plan
At the April 2007 Analyst Meeting, the Company introduced its 2007-2011 Long Range Plan. The Plan, which is discussed on page 19, is focused on developing a deep and enduring emotional connection with customers, inspiring them with merchandise and services, becoming the preferred choice for a retail career and establishing JCPenney as the growth leader in the retail industry.

In addition to establishing updated strategies and financial objectives, including a 16 percent compound annual growth rate in 2008 to 2011 earnings per share, the 2007-2011 Long Range Plan includes updated store opening plans. Management now expects to open 250 new stores over the next five years, including its first store ever in New York City’s Midtown Manhattan. Further, the Company plans to renovate approximately 300 existing stores by the end of 2011.

New Senior Unsecured Notes
On April 27, 2007, the Company closed on its offering of $1.0 billion aggregate principal amount of new senior unsecured notes. Proceeds of the offering were $980 million net of underwriting discounts.

Common Stock Repurchase Program and Dividend Increase
In March 2007, the Company’s Board of Directors (Board) authorized a new $400 million common stock repurchase program to be funded with cash proceeds from associate stock option exercises and existing cash and short term investment balances. No shares were repurchased during the first quarter of 2007. The program commenced in the second quarter and was completed in June 2007. In total, 5.1 million shares were repurchased.

In February 2007, the Board authorized a plan to increase the annual dividend rate by 11% from $0.72 per share to $0.80 per share, beginning with the May 1 quarterly dividend. On March 29, 2007, the Board declared a dividend of $0.20 per share, which was paid on May 1, 2007.

Improved Credit Rating Outlook
In late April, both Standard & Poor’s Ratings Services and Fitch Ratings revised their rating outlook for the Company from stable to positive.

New JCPenney Brand Positioning
In February 2007, JCPenney launched its new brand positioning:  Every Day Matters™.  This new branding is expected to position JCPenney as a lifestyle solution for its target customers and will be evident in every aspect of the Company’s business, from its approach to merchandising to its marketing and advertising, to its enhanced customer service, with associates focused on moving from a “transactional” relationship to an “emotional” relationship with customers.  This new positioning of the JCPenney brand was unveiled to the public with a new television advertising campaign, launched during JCPenney’s sixth annual exclusive retail sponsorship of the Academy Awards on February 25, 2007.

Results of Operations

The following discussion and analysis, consistent with all other financial data throughout this report, focuses on the results of operations and financial condition from the Company’s continuing operations.

($ in millions, except EPS)	13 weeks ended
	May 5,	Apr. 29,
	2007	2006

Retail sales, net	$4,350	$4,220
Gross margin	1,807	1,722
Operating expenses:
SG&A expenses	1,291	1,263
Depreciation and amortization expenses	100	88
Pre-opening expense	6	2
Real estate and other (income)	(9)	(13)
Total operating expenses	1,388	1,340
Operating income	419	382
Net interest expense	32	34
Income from continuing operations
before income taxes	387	348
Income tax expense	149	135
Income from continuing operations	$238	$213

Diluted EPS from continuing operations	$1.04	$0.90

Ratios as a percent of sales:
Gross margin	41.5%	40.8%
SG&A expenses	29.7%	29.9%
Total operating expenses	31.9%	31.8%
Operating income	9.6%	9.0%

The Company continued to improve its profitability during the first quarter of 2007 as reflected in income from continuing operations of $238 million, or $1.04 per share, compared to $213 million, or $0.90 per share, for the comparable 2006 period. The increase over 2006 reflects improved operating income, resulting from continued improvement in sales productivity, growth in gross margin and leveraging of selling, general and administrative (SG&A) expenses. Earnings per share for the first quarter of 2007 also benefited from the reduction in average shares outstanding compared to the prior year first quarter due to the Company’s 2006 common stock repurchase program, which was completed in the third quarter of 2006.

Retail Sales, Net
($ in millions)
	13 weeks ended
	May 5,	Apr. 29,
	2007	2006
Retail sales, net	$4,350	$4,220
Sales percent increase/(decrease):
Comparable department stores(1)	2.2%	1.3%
Total department stores	4.4%	2.2%
Total Direct (Internet/catalog)	(3.6)%	3.9%
Internet sales	17.8%	22.1%

(1) Comparable department store sales include sales from new stores, relocated stores and stores reopened after being closed for an extended period (e.g., stores closed due to the 2005 hurricanes) after they have been open for 12 full consecutive fiscal months. Stores remodeled and minor expansions not requiring store closure remain in the comparable department store sales calculation.

Department Store Sales. Comparable department store sales increased 2.2% for the first quarter of 2007, and total department store sales increased 4.4%. These first quarter increases were on top of increases of 1.3% for comparable department store sales and 2.2% for total department store sales for the first quarter of 2006. Total department store results reflect sales of 32 new or relocated stores opened subsequent to last year’s first quarter, including seven stores opened in this year’s first quarter.

For the first quarter, sales gains were driven primarily by increases in transaction counts, coupled with positive trends in both units per transaction and average unit retail. The Company experienced sales gains in both basic and fashion merchandise, with the strongest results in women’s apparel, women’s accessories and fine jewelry. These improvements are a result of continued positive customer response to the style, quality, selection and smart pricing offered in the Company’s merchandise assortments, including the success of the Company’s newer private brands, such as a.n.a® and east5th™ in women’s apparel and Studio by the JCPenney Home Collection™, and strong initial response to the latest brand launches, such as Ambrielle™, Liz & Co.® and CONCEPTS by Claiborne TM. Private brand sales, including exclusive brands found only at JCPenney, approached 50% of total department store merchandise sales for the first quarter, and contributed significantly to the overall sales gains. Sales increased across all areas of the country, with the strongest performance in the northwestern and southwestern regions of the country. Consistent with industry trends, the Company experienced continued softness in home categories such as furniture and window coverings in the first quarter.

Additionally, management is pleased with the initial results of Sephora inside JCPenney locations and through the link from jcp.com to Sephora.com. At the end of the first quarter 2007, the Company had 14 Sephora inside JCPenney locations with an additional seven opened in May 2007. The Company plans to have a total of approximately 50 by the end of the year, with an expanded rollout beginning in 2008.

Direct (Internet/catalog) Sales. Internet continued to experience strong sales trends, increasing 17.8% for the first quarter, on top of a 22.1% increase for last year’s first quarter. For the first quarter of 2007, Internet sales exceeded catalog print media sales, and were nearly half of total Direct sales, up from approximately 40% for last year’s first quarter.

Total Direct sales, which also include print media and catalog outlet stores, decreased 3.6% for the first quarter of 2007, compared to a 3.9% increase for the same period last year. Direct sales represented approximately 15% of total net retail sales for the first quarter of 2007, compared to 16% of total net retail sales for the first quarter of 2006. Overall, Direct sales were below expectations for the first quarter due primarily to weakness in the home category and in print media, offset by an increase in Internet sales.

Merchandise Initiatives
The Company continues to enhance its strong private, exclusive and national brands that develop customer loyalty by focusing its merchandise more closely on customer lifestyles. Additional resources are being focused on the Company’s branding efforts to ensure consistency in product design, packaging, in-store presentation, lifestyle marketing and point-of-sale support.

2007 Private and Exclusive Brand Launches. In February 2007, the Company launched Ambrielle, a new private label lingerie brand. In response to feedback from customers and research of direct competitors, Ambrielle was created to fill a void in the marketplace for a sensual lingerie brand targeted to the modern customer, at a smart price. The Company also launched two new exclusive brands by Liz Claiborne, Inc., Liz & Co., a traditional casual woman’s apparel and accessories line, and CONCEPTS by Claiborne, featuring casual sportswear as well as suits and accessories for the modern male customer. Management is pleased with the early performance of these brands.

In March 2007, the Company announced, in partnership with Chip and Pepper, the launch of “C7P™…A Chip & Pepper® Production,” a denim and sportswear line for juniors and young men to be sold exclusively at JCPenney. The new collection will debut in stores and online at jcp.com for the 2007 Back-to-School season.

American Living. As announced in February 2007, the Company plans to launch American Living™, a new lifestyle brand created exclusively for the JCPenney customer by Polo Ralph Lauren’s Global Brand Concepts for the spring season of 2008. The launch is expected to be the largest in the Company’s history and will include a full range of merchandise for women, men and children, as well as intimate apparel, accessories and home goods.

Gross Margin
Gross margin improved 70 basis points to 41.5% of sales for the first quarter to $1,807 million, compared to 40.8% or $1,722 million for the comparable 2006 period. This improvement reflects continued strength in the performance of the Company’s higher margin private brands, better management of inventory flow and seasonal transition and leverage in the centralized buying and merchandising process.

The continued development and use of effective planning and allocation systems also contributed to the improvement of gross margin by allowing quicker response to trends with more frequent and targeted merchandise delivery and reduced cycle times. This resulted in having the right inventory in the stores during the peak seasonal periods, which led to more full-price selling and less clearance, while improving the quality of the merchandise and maintaining smart pricing for the customer.

SG&A Expenses
SG&A expenses for the first quarter of 2007 were $1,291 million, compared to $1,263 million in last year’s first quarter. SG&A expenses were in line with expectations, improving 20 basis points as a percent of sales, to 29.7% for the first quarter of 2007. SG&A expense was leveraged even with the Company’s investment in marketing for the new Every Day Matters™ brand positioning, the launch of Ambrielle and additional selling and general expenses associated with new stores. SG&A expense for the first quarter of 2007 benefited from a favorable impact of net periodic pension expense, partially offset by increased Company contributions to associate medical costs and higher stock-based compensation expense.

Depreciation and Amortization Expenses
As expected with the accelerated store growth and investments in improving existing stores, depreciation and amortization expenses increased to $100 million or 20 basis points higher as a percentage of sales for the first quarter 2007, compared to $88 million for the comparable 2006 period.

Pre-Opening Expense
Pre-opening expense includes costs such as advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rental costs. In connection with the

Company’s accelerated growth strategy, pre-opening expense increased to $6 million for the first quarter of 2007, compared to $2 million for the comparable 2006 period. The Company opened seven stores during the first quarter of 2007 and three stores during the first quarter of 2006.

Real Estate and Other (Income)/Expense
Real Estate and Other (Income) consists of ongoing real estate activities, gains and losses on the sale of real estate properties, asset impairments, other charges associated with closing store and catalog facilities and other non-operating items. Real Estate and Other for the first quarter of 2007 resulted in a credit of $9 million due primarily to ongoing real estate activities compared to a credit of $13 million in the first quarter of 2006, which included $3 million of gains on the sale of closed units.

Net Interest Expense
Net interest expense was $32 million for the first quarter of 2007, slightly lower than the $34 million of net interest expense for the first quarter of 2006. Net interest expense consists primarily of interest expense on long-term debt, net of interest income earned on cash and short-term investments.

Bond Premiums and Unamortized Costs
No expenses for bond premiums, commissions or unamortized costs were incurred during the first quarter of 2007 or 2006.

For the second quarter of 2007, bond premiums and unamortized cost will include a pre-tax charge of $12 million related to the call premium and write-off of unamortized costs for the June 1, 2007 early redemption of the Company’s 8.125% Debentures Due 2027. See discussion on page 20.

Income Taxes
The Company’s effective income tax rate for continuing operations was 38.5% for the first quarter of 2007, compared with 38.8% for the first quarter of 2006.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” on February 4, 2007. As a result, the Company recognized a $5 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. See Note 1 for a discussion of FIN 48.

Discontinued operations
Discontinued operations had no impact on the first quarter of 2007. During the first quarter of 2006, discontinued operations reflected a charge of $3 million ($0.01 per share) related to management’s on-going review and true-up of Eckerd reserves.

Merchandise Inventory

Merchandise inventory was up 4.2% to $3,497 million as of May 5, 2007, compared to $3,355 million at April 29, 2006, primarily as a result of new store openings and stores planned to open in the second quarter. Merchandise inventory was $3,400 million at February 3, 2007. At the end of the first quarter of 2007, inventory was well-balanced between basics and fashion merchandise, and reflected current seasonal merchandise.

Financial Goals

The Company’s financial strategy is to build on the strength of the last two years and continue to focus on opportunities to deliver value to stockholders, strengthen the Company’s financial position and improve its credit profile. In order for the Company to achieve its objective of becoming the growth leader in the retail industry, long-range planning targets have been established related to operating financial goals, key financial metrics, cash flow, credit ratings, dividends and earnings per share growth.

As announced at the Company’s April 2007 Analyst Meeting, the Company’s new 2007-2011 Long Range Plan includes certain financial objectives, accelerated store growth, private brand initiatives, and programs such as the $400 million common stock repurchase program for 2007 and a competitive dividend rate, including the recently announced plan to increase the quarterly dividend rate from $0.18 per share to $0.20 per share, beginning with the May 1, 2007 quarterly dividend, bringing the expected annual dividend rate from $0.72 to $0.80 per share. Long range financial objectives established in the 2007-2011 Long Range Plan include:

•
Mid- to high-single digit annual growth of total department store sales, low- to mid-single digit annual growth of comparable store sales and mid-single digit annual growth of Direct sales for 2008-2011;

•	Continued improvement during the plan period of gross margin and operating expense ratios, which on an annualized basis, are expected to reach 40% and 28% of sales, respectively, by 2011;
•	Operating income of 12% to 12.5% of sales by 2011;
•	A 16% compound annual growth rate in earnings per share for 2008-2011;
•	Capital expenditures of approximately $1.275 billion per year for 2008-2011; and
•	Continued improvement in returns on capital and financial leverage metrics, with an expected cash position of approximately $1.5 billion by 2011.

The Company’s ability to achieve the financial goals set forth in the 2007-2011 Long Range Plan could be impacted by various risk factors beyond its control. These risk factors are discussed in the Company’s 2006 10-K.

Liquidity and Capital Resources

The Company ended the first quarter with approximately $3.1 billion in cash and short-term investments, which represented approximately 75% of the $4.1 billion of outstanding long-term debt, including current maturities. Cash and short-term investments included restricted short-term investment balances of $58 million as of May 5, 2007, which are pledged as collateral for a portion of the casualty insurance program liabilities. During June 2007, the Company used $400 million of available cash and short-term investments to complete the 2007 common stock repurchase program.

On April 27, 2007, the Company closed on its offering of $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. The Company received proceeds of $980 million, net of underwriting discounts. On June 1, 2007, a portion of the net proceeds was used for the early redemption of the remaining $303 million of 8.125% Debentures Due 2027. In the second quarter of 2007, the Company incurred a pre-tax charge of $12 million for this early redemption related to the call premium and write-off of unamortized costs. The remaining net proceeds of the offering will be used for general corporate purposes, including the repayment of 2007 and 2008 long-term debt maturities.

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. As of May 5, 2007, the Company was in compliance with the financial covenants under the 2005 Credit Facility. No borrowings, other than the issuance of standby and import letters of credit totaling $123 million as of the end of the first quarter of 2007, have been made under the 2005 Credit Agreement. See Note 6 for further discussion of the 2005 Credit Facility.

Cash Flows
The following is a summary of the Company’s cash flows from operating, investing and financing activities for both continuing and discontinued operations:

($ in millions)
	13 weeks ended
	May 5,	Apr. 29,
	2007	2006
Net cash (used in)/ provided by:
Continuing operations:
Operating activities	$(29)	$(119)
Investing activities	(244)	(121)
Financing activities	595	22
Discontinued operations:
Operating activities	1	(6)
Investing activities	(2)	(1)
Financing activities	-	-
Net increase/(decrease) in cash and short-term investments	$321	$(225)

Cash Flow from Operating Activities - Continuing Operations
While improved operating performance in the first quarter of 2007 positively impacted cash flows from operating activities, operating cash flows were partially offset by higher payments related to income taxes.

Cash Flow from Investing Activities - Continuing Operations
Capital expenditures were $244 million for the first quarter of 2007, compared with $126 million for the first quarter of 2006. Capital spending was principally for new stores and store renewals and modernizations. As announced in April 2007, the Company has accelerated its new store opening plans and now expects to open 50 stores a year for the next five years. Most new stores will be in the off-mall format. Additionally, the Company plans to renovate approximately 300 stores by the end of 2011. During the first quarter of 2007, the Company opened seven new stores, including one relocation.

Cash Flow from Financing Activities - Continuing Operations
During the first quarter of 2007, the Company received proceeds of $980 million, net of underwriting discounts, from the issuance of $1.0 billion aggregate principal amount of new senior unsecured notes. There were no issuances of new debt in the first quarter of 2006. For the first quarter of 2007, cash payments on long-term debt, including capital leases, totaled $328 million, primarily consisting of $325 million outstanding principal amount of JCP’s 7.60% Notes Due 2007, which matured during the quarter. During the first quarter of 2006, such payments totaled $3 million.

No common stock repurchases were made during the first quarters of 2007 or 2006.

Net proceeds from the exercise of stock options were $26 million for the first quarter of 2007 and $54 million for the first quarter of 2006.

In February 2007, the Board authorized a plan to increase the quarterly common stock dividend 11% to $0.20 per share ($0.80 per share on an annual basis), beginning with the May 1, 2007 dividend. This planned increase, combined with the Board’s February 2006 authorization increasing the quarterly common stock dividend from $0.125 per share ($0.50 per share on an annual basis) to $0.18 per share ($0.72 per share on an annual basis) beginning with the May 1, 2006 dividend reflects a 60% increase in quarterly common stock dividends since February 2006.

As authorized by the Board, the Company paid quarterly dividends as follows during the first three months of 2007 and 2006:

	2007		2006
	Per Share	Total (in millions)	Per Share	Total (in millions)
February 5, 2007 and February 1, 2006	$0.18	$41	$0.125	$29
May 1, 2007	0.20	45		-
		$86		$29

Two dividend payments were made during the first quarter of 2007 due to a shift in the fiscal calendar as a result of the 53rd week in 2006. Dividends are paid when, as and if declared by the Board.

Management believes that cash flow generated from operations, combined with the net proceeds from the new senior notes issued in April 2007 and existing cash and short-term investments, will be adequate to complete the $400 million common stock repurchase program, fund capital expenditures, working capital and dividend payments for 2007, and repay 2007 and 2008 long-term debt maturities. Accordingly, management does not anticipate the need for additional external financing in 2007. Management believes that the Company’s financial position will continue to provide the financial flexibility to support its strategic plan. In late April 2007, both Standard & Poor’s Ratings Services and Fitch Ratings revised their rating outlook for the Company from stable to positive.

The Company’s cash flows may be impacted by many factors, including the competitive conditions in the retail industry and the effects of the current economic environment and consumer confidence. Based on the nature of the Company's business, management considers the above factors to be normal business risks.

Aggregate information about the Company’s obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2006 10-K. In addition, in conjunction with the adoption of FIN 48 as of the beginning of 2007, the Company has classified $40 million of unrecognized tax benefits as a current liability as of the end of the first quarter of 2007 due to the reasonable possibility of resolution of the related uncertain tax positions during the next twelve months. For the remaining unrecognized tax benefits, discussed in Note 1, the future timing of cash flows cannot be reasonably estimated and could take several years to settle with the respective taxing authorities.

Accounting for Stock-Based Compensation

Stock-Based Compensation Cost

($ in millions)	13 weeks ended
	May 5, 2007	Apr. 29, 2006
Stock awards (shares and units)	$8	$2
Stock options	6	5
Total stock-based compensation cost	$14	$7

Total income tax benefit recognized in the
Consolidated Statements of Operations for
stock-based compensation arrangements	$5	$3

As of May 5, 2007, there was $60 million of unrecognized and unearned compensation expense related to associate stock awards, which will be recognized over the remaining weighted average vesting period of approximately 1.1 years. Additionally, there was $49 million of unrecognized and unearned compensation expense for stock options, which will be recognized over the remaining weighted average vesting period of approximately 1.2 years.

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

There have been no changes in the Company’s critical accounting policies during the first quarter of 2007, except for the treatment of tax contingency accruals. Effective February 4, 2007, the Company began to measure and record tax contingency accruals in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes.” The expanded disclosure requirements of FIN 48 are presented in Note 1 to the Unaudited Interim Consolidated Financial Statements.

For a further discussion of the judgments management makes in applying its accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the 2006 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 to the Unaudited Interim Consolidated Financial Statements.

Pre-Approval of Auditor Services

During the first quarter of 2007, the Audit Committee of the Board approved estimated fees for the remainder of 2007 related to the performance of both audit, including Sarbanes-Oxley Section 404 attestation work, as well as allowable non-audit services by the Company’s external auditors, KPMG LLP.

Seasonality

The results of operations and cash flows for the 13 weeks ended May 5, 2007 are not necessarily indicative of the results for the entire year. The Company’s annual earnings depend to a great extent on the results of operations for the last quarter of its fiscal year when a significant portion of the Company’s sales and profits are recorded.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements made within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company’s current view of future events and financial performance. The words expect, plan, anticipate, believe, intent, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, consumer spending patterns and debt levels, the cost of goods, trade restrictions, changes in tariff, freight, paper and postal rates, changes in the cost of fuel and other energy and transportation costs, competition and retail industry consolidations, interest rate fluctuations, risks associated with war, an act of terrorism or pandemic, and a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information. Furthermore, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, beginning on page 4 of the Company’s 2006 10-K. The Company intends the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and does not undertake to update or revise these projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the normal course of business due to changes in interest rates. The Company’s market risks related to interest rates at May 5, 2007 are similar to those disclosed in the 2006 10-K.

Item 4. Controls and Procedures.

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter ended May 5, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Securities

In March 2007, the Board of Directors approved a new common stock repurchase program of up to $400 million. The Company did not repurchase any shares of its common stock during the quarter ended May 5, 2007. The Company completed the $400 million common stock repurchase program in the second quarter and, in total, 5.1 million shares were repurchased.

Item 6. Exhibits.

Exhibit Index

  Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006
3.2	J. C. Penney Company, Inc. Bylaws, as amended to February 28, 2007	8-K	001-15274	3.1	03/06/2007
10.1**	J. C. Penney Corporation, Inc. Management Incentive Compensation Program, amended and restated effective February 28, 2007	8-K	001-15274	10.1	03/06/2007
10.2**	J. C. Penney Corporation, Inc. Mirror Savings Plan, amended and restated effective February 28, 2007	8-K	001-15274	10.2	03/06/2007
10.3**	J. C. Penney Corporation, Inc. Change in Control Plan, amended and restated effective February 28, 2007	8-K	001-15274	10.3	03/06/2007
10.4**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/15/2007
10.5**	Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	03/15/2007
10.6**	Form of Notice of 2007 Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.3	03/15/2007
10.7**	2006 Incentive Compensation Awards, 2007 Base Salaries, 2007 Target Incentive Opportunity Percentages and 2007 Equity Awards for Named Executive Officers	10-K	001-15274	10.56	04/04/2007
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

Date: June 13, 2007