Form 10-Q
period 2007-08-04
J C PENNEY CO INC
filed 2007-09-12
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

    X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended August 4, 2007

or

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
221,641,421 shares of Common Stock of 50 cents par value, as of September 7, 2007.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

J. C. Penney Company, Inc.
Consolidated Statements of Operations
(Unaudited)

($ in millions, except per share data)	13 weeks ended		26 weeks ended
	Aug. 4,	July 29,	Aug. 4,	July 29,
	2007	2006	2007	2006
Retail sales, net	$4,391	$4,238	$8,741	$8,458
Cost of goods sold	2,717	2,655	5,260	5,153
Gross margin	1,674	1,583	3,481	3,305
Operating expenses:
Selling, general and administrative expenses	1,243	1,219	2,534	2,482
Depreciation and amortization expenses	100	88	200	176
Pre-opening expense	15	5	21	7
Real estate and other (income)	(13)	(9)	(22)	(22)
Total operating expenses	1,345	1,303	2,733	2,643
Operating income	329	280	748	662
Net interest expense	37	32	69	66
Bond premiums and unamortized costs	12	-	12	-
Income from continuing operations before income taxes	280	248	667	596
Income tax expense	105	70	254	205
Income from continuing operations	$175	$178	$413	$391
Income/(loss) from discontinued operations, net of income tax expense/(benefit) of $4, $1, $4 and $(1)	7	1	7	(2)
Net income	$182	$179	$420	$389

Basic earnings/(loss) per share:
Continuing operations	$0.79	$0.76	$1.84	$1.68
Discontinued operations	0.03	0.01	0.03	(0.01)
Net income	$0.82	$0.77	$1.87	$1.67

Diluted earnings/(loss) per share:
Continuing operations	$0.78	$0.75	$1.82	$1.66
Discontinued operations	0.03	0.01	0.03	(0.01)
Net income	$0.81	$0.76	$1.85	$1.65

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. Penney Company, Inc.
Consolidated Balance Sheets
(Unaudited)

($ in millions)	Aug. 4,	July 29,	Feb. 3,
	2007	2006	2007
Assets
Current assets
Cash and short-term investments	$2,180	$2,374	$2,747
Receivables	624	330	263
Merchandise inventory (net of LIFO reserve of
of $8, $24 and $8)	3,649	3,461	3,400
Prepaid expenses	230	191	238
Total current assets	6,683	6,356	6,648
Property and equipment (net of accumulated
depreciation of $2,267, $2,217 and $2,115)	4,570	3,897	4,162
Prepaid pension	1,284	1,464	1,235
Other assets	542	546	628
Total Assets	$13,079	$12,263	$12,673

Liabilities and Stockholders’ Equity
Current liabilities
Trade payables	$1,635	$1,410	$1,366
Accrued expenses and other current liabilities	1,492	1,262	1,692
Current maturities of long-term debt	105	343	434
Total current liabilities	3,232	3,015	3,492
Long-term debt	3,705	3,114	3,010
Deferred taxes	1,100	1,260	1,206
Other liabilities	800	969	677
Total Liabilities	8,837	8,358	8,385

Stockholders’ Equity
Common stock (1)	111	114	112
Additional paid-in capital	3,431	3,367	3,430

Reinvested earnings at beginning of year	922	512	512
Adjustment to initially apply FIN 48(2)	5	-	-
Net income	420	389	1,153
Retirement of common stock	(320)	(408)	(578)
Dividends declared	(90)	(84)	(165)
Reinvested earnings at end of period	937	409	922
Accumulated other comprehensive (loss)/income	(237)	15	(176)
Total Stockholders’ Equity	4,242	3,905	4,288

Total Liabilities and Stockholders’ Equity	$13,079	$12,263	$12,673

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 222 million shares as of August 4, 2007, 227 million shares as of July 29, 2006 and 226 million shares as of February 3, 2007.
(2) See Note 1 for a discussion of the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes.”

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. Penney Company, Inc. Consolidated Statements of Cash Flows (Unaudited)
	26 weeks ended
	Aug. 4,	July 29,
($ in millions)	2007	2006

Cash flows from operating activities:
Net income	$420	$389
(Income)/loss from discontinued operations	(7)	2
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments, PVOL and other unit closing costs	3	2
Depreciation and amortization	200	176
Net (gains) on sale of assets	(6)	(5)
Benefit plans (income)/expense	(34)	15
Stock-based compensation	28	22
Tax benefits from stock-based compensation	15	3
Deferred taxes	13	15
Change in cash from:
Receivables	(61)	17
Inventory	(250)	(252)
Prepaid expenses and other assets	13	14
Trade payables	268	239
Current income taxes payable	(223)	(146)
Accrued expenses and other	(190)	(312)
Net cash provided by operating activities	189	179

Cash flows from investing activities:
Capital expenditures	(598)	(323)
Proceeds from sale of assets	8	11
Net cash (used in) investing activities	(590)	(312)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	980	-
Premium on early retirement of debt	(9)	-
Payments of long-term debt, including capital leases	(633)	(7)
Common stock repurchased	(400)	(516)
Dividends paid, common	(130)	(71)
Proceeds from stock options exercised	41	78
Excess tax benefits from stock-based compensation	20	33
Tax withholding payments reimbursed by restricted stock	(8)	-
Net cash (used in) financing activities	(139)	(483)

Cash flows from discontinued operations:
Operating cash flows	(2)	8
Investing cash flows	(25)	(34)
Financing cash flows	-	-
Total cash (paid for) discontinued operations	(27)	(26)
Net (decrease) in cash and short-term investments	(567)	(642)
Cash and short-term investments at beginning of year	2,747	3,016
Cash and short-term investments at end of period	$2,180	$2,374

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

Certain reclassifications were made to prior year amounts to conform to the current period presentation. The most significant reclassifications relate to store merchandise distribution center expenses, depreciation and amortization, and pre-opening expenses. Effective with the 2006 fourth quarter, store merchandise distribution center expenses are included in Cost of Goods Sold and depreciation and amortization and pre-opening expenses are presented as separate line items on the Consolidated Statements of Operations. Previously, store merchandise distribution center expenses, depreciation and amortization and pre-opening expenses were included in Selling, General and Administrative Expenses. None of the reclassifications impacted the Company’s net income in any period.

Income Taxes
The Company adopted the provisions of the Financial Accounting Standards Board’s (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on February 4, 2007. The Company’s adoption of this standard was consistent with FASB Staff Position (FSP) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP 48-1), that was issued in May 2007 and that provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing unrecognized tax benefits. As a result of the implementation of FIN 48, the Company recognized a $5 million decrease in the liability for unrecognized tax benefits with a corresponding increase to retained earnings.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years before 2001. The Company’s U.S. income tax returns for fiscal years 2001 through 2005 have been audited and resolution of issues pertaining to those years is expected in 2007. The Company is audited by the taxing authorities of virtually all states and certain foreign countries and is subject to examination by these taxing jurisdictions for fiscal years generally after 2000.

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

While there was no change during the first quarter of 2007, during the second quarter of 2007, the FIN 48 liability decreased by approximately $2 million and accrued interest expense (impacting the effective tax rate) decreased by $1 million (net of federal income tax benefit) due to certain issues becoming effectively settled.

FSP FAS 13-2, “Accounting for a Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which became effective for the Company on February 4, 2007, requires a recalculation of returns on leveraged leases if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. Adopting the provisions of FSP FAS 13-2 did not have a material impact on the Company’s consolidated financial statements.

Effect of New Accounting Standards
In February 2007, the FASB issued Statement of Financial Accounting Standards No. (SFAS) 159, "The Fair Value Option for Financial Assets and Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 but does not expect the adoption to have a material impact on its consolidated financial statements.

SFAS 157, “Fair Value Measurements,” the provisions of which will be effective as of the beginning of the Company’s 2008 fiscal year, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

2)	Common Stock Repurchase Programs

Common stock is repurchased through open market transactions and retired on the same day it is repurchased. The excess of the purchase price over the par value is allocated between reinvested earnings and additional paid-in capital.

2007 Common Stock Repurchase Program
In March 2007, the Company’s Board of Directors (Board) authorized a $400 million common stock repurchase program to be funded with cash proceeds from employee stock option exercises and existing cash and short-term investment balances. The program commenced and was completed in the second quarter of 2007. In total, 5.1 million shares were repurchased.

2006 Common Stock Repurchase Program
In the second quarter of 2006, the Company commenced the $750 million common stock repurchase program that had been authorized by the Board in February 2006. During this period, the Company repurchased 8.0 million shares of common stock for $530 million. In total, 11.3 million shares were repurchased under this program, which was completed in September 2006. These common stock repurchases were funded with cash proceeds from employee stock option exercises and existing cash and short-term investment balances.

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

Income from continuing operations and shares used to compute basic and diluted EPS from continuing operations are reconciled below:

(in millions, except EPS)	13 weeks ended		26 weeks ended
	Aug. 4,	July 29,	Aug. 4,	July 29,
	2007	2006	2007	2006
Earnings:
Income from continuing operations, basic and
diluted	$175	$178	$413	$391

Shares:
Average common shares outstanding (basic shares)	223	233	224	233
Adjustment for assumed dilution:
Stock options and restricted stock awards	2	2	3	3
Average shares assuming dilution (diluted shares)	225	235	227	236

EPS from continuing operations:
Basic	$0.79	$0.76	$1.84	$1.68
Diluted	$0.78	$0.75	$1.82	$1.66

For each of the periods presented above, 1 million average potential shares of common stock were excluded from the EPS calculation because their effect would be anti-dilutive.

4) Cash and Short-Term Investments

($ in millions)	Aug. 4,	July 29,	Feb. 3,
	2007	2006	2007
Cash	$146	$133	$119
Short-term investments	2,034	2,241	2,628
Total cash and short-term investments	$2,180	$2,374	$2,747

Restricted Short-Term Investment Balances
Short-term investments include restricted balances of $59 million, $56 million and $58 million as of August 4, 2007, July 29, 2006 and February 3, 2007, respectively. Restricted balances are pledged as collateral for a portion of casualty insurance program liabilities.

5)Supplemental Cash Flow Information

($ in millions)	26 weeks ended
	Aug. 4, 2007	July 29, 2006

Interest paid by continuing operations	$147	$136

Interest received by continuing operations	$67	$73

Total income taxes paid	$430	$291
Less: income taxes (received) attributable to discontinued operations	(1)	(9)
Income taxes paid by continuing operations	$431	$300

6) Credit Agreement

On April 7, 2005, the Company, JCP and J. C. Penney Purchasing Corporation entered into a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent.

The 2005 Credit Agreement includes a requirement that the Company maintain: (i) a Leverage Ratio (as defined in the 2005 Credit Agreement) of no more than 3.0 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis and (ii) a Fixed Charge Coverage Ratio (as defined in the 2005 Credit Agreement) of at least 3.2 to 1.0 for each period of four consecutive fiscal quarters. As of August 4, 2007, the Company was in compliance with these requirements with a Leverage Ratio of 1.6 to 1.0, and a Fixed Charge Coverage Ratio of 7.2 to 1.0.

No borrowings, other than the issuance of standby and import letters of credit totaling $140 million as of the end of the second quarter 2007, have been made under the 2005 Credit Agreement.

7) Long-Term Debt

In the second quarter of 2007, the Company accelerated the redemption of the remaining $303 million principal amount of JCP’s 8.125% Debentures Due 2027. The Company incurred a pre-tax charge of $12 million for this early redemption related to the call premium and write-off of unamortized costs of these Debentures.

In the first quarter of 2007, the Company repaid at maturity $325 million outstanding principal amount of JCP’s 7.60% Notes due 2007.

In April 2007, the Company closed on its offering of $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. The Company received proceeds of $980 million from the offering net of underwriting discounts. A portion of the net proceeds of the offering was used for the early redemption of JCP’s 8.125% Debentures Due 2027. The balance of the net proceeds from the offering will be used for general corporate purposes, including payment of the remaining 2007 and the 2008 long-term debt maturities.

8) Comprehensive Income and Accumulated Other Comprehensive (Loss)/Income

Comprehensive Income

($ in millions)	13 weeks ended		26 weeks ended
	Aug. 4,	July 29,	Aug. 4,	July 29,
	2007	2006	2007	2006
Net income	$182	$179	$420	$389
Other comprehensive (loss)/income:
Net unrealized (losses)/gains in real estate investment trusts	(54)	5	(61)	(1)
Total comprehensive income	$128	$184	$359	$388

Accumulated Other Comprehensive (Loss)/Income

($ in millions)	Aug. 4,	July 29,	Feb. 3,
	2007	2006	2007
Net unrealized gains in real estate investment trusts(1)	$105	$117	$166
Net actuarial gain/(loss) and prior service (cost)/credit - pension and postretirement plans(2)	(342)	-	(342)
Nonqualified retirement plan minimum liability adjustment (3)	-	(102)	-
Accumulated other comprehensive (loss)/income	$(237)	$15	$(176)

(1) Shown net of a deferred tax liability of $58 million as of August 4, 2007, $65 million as of July 29, 2006 and $92 million as of February 3, 2007.
(2) Shown net of a deferred tax asset of $218 million as of both August 4, 2007 and February 3, 2007.
(3) Shown net of a deferred tax asset of $65 million as of July 29, 2006. Not applicable to August 4, 2007 and February 3, 2007 due to the adoption of the recognition provisions of SFAS 158. See Note 10.

9) Stock-Based Compensation

In May 2005, the Company’s stockholders approved the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (2005 Plan), which reserved an aggregate of 17.2 million shares of common stock for issuance to employees (associates) and non-employee directors. Since June 1, 2005, all grants have been made under the 2005 Plan. The 2005 Plan provides for grants to associates of options to purchase the Company’s common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to non-employee members of the Board. As of August 4, 2007, 13.2 million shares of stock were available for future grants.

Associate stock options and restricted stock awards typically vest over periods ranging from one to three years. Beginning in 2007, the exercise price of stock options and the market value of restricted stock awards are determined based on the closing market price of the Company’s common stock on the date of grant. Prior to 2007, the price under the 2005 Plan was set at the opening market price of the Company’s common stock on the date of grant. The 2005 Plan does not permit the granting of stock options below grant-date market value nor does it allow any repricing subsequent to the date of grant. Associate stock options have a maximum term of 10 years.

Over the past three years, the Company’s annual stock option and restricted stock award grants have averaged about 1.2% of total outstanding stock. The Company issues new shares of common stock upon the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-Based Compensation Cost

($ in millions)	13 weeks ended		26 weeks ended
	Aug. 4, 2007	July 29, 2006	Aug. 4, 2007	July 29, 2006
Stock awards (shares and units)	$9	$10	$17	$12
Stock options	5	5	11	10
Total stock-based compensation cost	$14	$15	$28	$22

Total income tax benefit recognized for
stock-based compensation arrangements	$6	$6	$11	$8

Stock Options
On March 14, 2007, the Company granted approximately 1.4 million stock options to associates at an option price of $78.50 representing the annual grant under the 2005 Plan. As of August 4, 2007, options to purchase 8.4 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 3.8%. Additional information regarding options outstanding as of August 4, 2007 follows:

(Shares in thousands; price is weighted-average exercise price)
	Exercisable			Unexercisable			Total Outstanding
	Shares	%	Price	Shares	%	Price	Shares	%	Price
In-the-money	4,816	92%	$38	1,795	56%	$53	6,611	78%	$42
Out-of-the-money(1)	394	8%	71	1,417	44%	79	1,811	22%	77
Total options outstanding	5,210	100%	$41	3,212	100%	$64	8,422	100%	$50

(1) Out-of-the-money options are those with an exercise price equal to or above the closing price of JCPenney common stock of $65.73 as of August 4, 2007.

The following table summarizes stock options outstanding as of August 4, 2007, as well as activity during the six months then ended:

(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at February 3, 2007	8,291	$43
Granted	1,432	79
Exercised	(1,051)	38
Forfeited or expired	(250)	43
Outstanding at August 4, 2007	8,422	50

Exercisable at August 4, 2007	5,210	$41

As of August 4, 2007, there was $42 million of unrecognized compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized over the remaining weighted average vesting period of approximately 1.1 years.

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

In addition to the annual associate performance-based restricted stock unit awards, the Company granted ad-hoc awards of approximately 96,000 restricted stock units to associates during the first half of 2007. The majority of these awards were granted in the first quarter of 2007.

The Company granted approximately 17,000 and 18,000 restricted stock units to non-employee members of the Board during the second quarters of 2007 and 2006, respectively. No such awards were granted in the first quarters of 2007 and 2006.

The initial one-third, or approximately 254,000, of the Company’s March 2006 annual grant of performance-based restricted stock unit awards vested in the first quarter of 2007. The total earned was based on 200% of the target award as determined by the 2006 payout matrix and the Company achieving $4.88 of EPS from continuing operations for 2006.

The following table summarizes the non-vested stock awards (shares and units) as of August 4, 2007 and activity during the six months then ended:

(awards in thousands)	Non-Vested Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at February 3, 2007	1,147	$56
Granted	475	79
Vested	(304)	60
Forfeited	(55)	60
Outstanding at August 4, 2007	1,263	$60

As of August 4, 2007, there was $40 million of unrecognized compensation expense related to unearned associate stock awards, which will be recognized over the remaining weighted average vesting period of approximately 1.2 years.

Common Stock Outstanding
During the first six months of 2007 and 2006, the number of outstanding shares of common stock changed as follows:

	26 weeks ended
(in millions)	Aug. 4, 2007	July 29, 2006
Shares outstanding at beginning of year	226	233
Exercise of stock options	1	2
Common stock repurchased and retired	(5)	(8)
Shares outstanding at end of period	222	227

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

Net Periodic Benefit (Credit)/ Cost
The components of net periodic benefit (credit)/cost for the qualified and nonqualified pension plans and the postretirement plan for the 13 weeks ended August 4, 2007 and July 29, 2006 are as follows:

	Pension Plans
($ in millions)	Qualified		Supplemental (Nonqualified)		Postretirement Plan
	13 weeks ended		13 weeks ended		13 weeks ended
	Aug. 4,	July 29,	Aug. 4,	July 29,	Aug. 4,	July 29,
	2007	2006	2007	2006	2007	2006
Service cost	$24	$23	$1	$1	$-	$1
Interest cost	54	53	5	5	1	-
Expected return on plan assets	(103)	(94)	-	-	-	-
Net amortization	1	19	7	4	(8)	(8)
Net periodic benefit (credit)/cost	$(24)	$1	$13	$10	$(7)	$(7)

The components of net periodic benefit (credit)/cost for the qualified and nonqualified pension plans and the postretirement plans for the 26 weeks ended August 4, 2007 and July 29, 2006 are as follows:

	Pension Plans
($ in millions)	Qualified		Supplemental (Nonqualified)		Postretirement Plan
	26 weeks ended		26 weeks ended		26 weeks ended
	Aug. 4,	July 29,	Aug. 4,	July 29,	Aug. 4,	July 29,
	2007	2006	2007	2006	2007	2006
Service cost	$47	$47	$2	$1	$-	$1
Interest cost	109	106	11	11	1	1
Expected return on plan assets	(207)	(186)	-	-	-	-
Net amortization	3	38	13	9	(16)	(15)
Net periodic benefit (credit)/cost	$(48)	$5	$26	$21	$(15)	$(13)

Employer Contributions
The Company’s policy with respect to funding the primary pension plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended (ERISA), and not more than the maximum amount deductible for tax purposes. In the fourth quarter of 2006, the Company made a discretionary contribution of $300 million to its qualified pension plan even though no additional funding was required under ERISA. In 2007, the Company again plans to make a discretionary contribution based on factors such as market conditions and whether the funded position of the pension plan allows such a contribution to be tax deductible. The Company does not expect to be required to make a contribution under ERISA in 2007. The Company did not make a discretionary contribution during the first half of 2007 or 2006.

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

Adoption of SFAS 158
The Company adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of February 3, 2007. SFAS 158 required the Company to recognize the funded status of its defined benefit pension and postretirement plans directly on the balance sheet.

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

11) Real Estate and Other (Income)/Expense

($ in millions)	13 weeks ended		26 weeks ended
	Aug. 4, 2007	July 29, 2006	Aug. 4, 2007	July 29, 2006
Real estate activities	$(9)	$(9)	$(19)	$(17)
Net gains from sale of real estate	(5)	(2)	(5)	(5)
Other	1	2	2	-
Total	$(13)	$(9)	$(22)	$(22)

Real estate and other consists of ongoing operating income from the Company’s real estate subsidiaries, investments in real estate partnerships, as well as periodic gains and losses on the sale of real estate properties, asset impairments, other charges associated with closing store and catalog facilities and other non-operating items.

12) Litigation, Other Contingencies and Guarantees

As of February 3, 2007, the Company estimated its total potential environmental liabilities to range from $52 million to $87 million and recorded management’s best estimate of $63 million in other liabilities in the consolidated balance sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving the Company’s former Eckerd drugstore locations, and asbestos removal in connection with approved plans to renovate or dispose of Company facilities. Even if the Company were to incur losses at the upper end of the estimated range, management does not believe that such losses would have a material effect on the Company’s financial condition, results of operations, or liquidity. There have been no material changes to these environmental liabilities through the end of the second quarter of 2007.

In addition, the Company is subject to various legal and governmental proceedings involving routine litigation incidental to its business. Reserves have been established based on management’s best estimates of the Company’s potential liability in certain of these matters. These estimates have been developed in consultation with in-house and outside counsel. While no assurance can be given as to the ultimate outcome of these matters, management currently believes that the final resolution of these actions, individually or in the aggregate, will not have a material adverse effect on the results of operations, financial position, liquidity or capital resources of the Company. These matters are more fully discussed in the 2006 10-K.

As of August 4, 2007, JCP had guarantees totaling $31 million, which consist of: $3 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company’s Direct Marketing Services business; and $8 million for certain personal property leases assumed by the purchasers of the Company’s Eckerd drugstore operations (Eckerd), which were previously reported as operating leases. These guarantees are described in detail in the 2006 10-K.

13) Discontinued Operations

Eckerd Drugstores
Discontinued operations reflected net credits of $7 million, or $0.03 per share, for both the second quarter and first half of 2007. For the second quarter of 2006, discontinued operations were a net credit of $1 million, or $0.01 per share, while the first half of 2006 reflected a net charge of $2 million, or $0.01 per share. Results of discontinued operations for the 2007 and 2006 periods presented related primarily to management’s on-going review and true-up of Eckerd reserves.

Management continues to review and update the remaining reserves related to the sale of Eckerd on a quarterly basis and believes that the overall reserves, as adjusted, are adequate at the end of the second quarter of 2007 and consistent with original estimates. Any cash payments for the Eckerd-related reserves are included separately in the Company’s Consolidated Statements of Cash Flows as discontinued operations. The Company’s financial statements reflect Eckerd as a discontinued operation for all periods presented.

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

Key Items

Strong Operating Performance

•
EPS from continuing operations for the second quarter of 2007 increased to $0.78, from $0.75 per share in last year’s second quarter. On a dollar basis, income from continuing operations was $175 million, compared to $178 million in the same period last year. Results for the second quarter and first half of 2006 included a credit of $0.11 per share, or $26 million, related to federal and state income tax credits. For the first half of 2007, EPS from continuing operations increased 9.6% to $1.82 from $1.66 per share for the same period last year. Income from continuing operations on a dollar basis reached a record level of $413 million in the first half of 2007, representing a 5.6% increase from $391 million for the same period last year.

•
Net income per share, including the effects of discontinued operations, was $0.81 for the second quarter of 2007, compared to $0.76 for the comparable 2006 period. For the first half of 2007, net income per share was $1.85, compared to $1.65 for the first half of 2006.   Net income in the second quarter and first half of 2007 included an after-tax credit of $7 million, or $0.03 per share, related to discontinued operations. Discontinued operations for the comparable prior year periods were not material.

•
Operating income for the second quarter of 2007 improved to $329 million, or 7.5% of sales, compared with $280 million, or 6.6% of sales, last year. This represents an increase of 17.5% on a dollar basis, or 90 basis points as a percent of sales. Operating income for the first half of 2007 was $748 million, or 8.6% of sales, compared with $662 million, or 7.8% of sales, last year. This represents an increase of 13.0% on a dollar basis, or 80 basis points as a percent of sales.

•
Total department store sales increased 4.6% for the second quarter and reflect sales of 47 new and relocated stores opened since the second quarter of last year. Comparable department store sales increased 1.9% for the second quarter of 2007. This represents the seventeenth consecutive quarter of comparable department store sales gains. Internet sales increased 17.4% for the second quarter of 2007, which reflects the continued transition from print media to the Internet channel. Total Direct sales, which also include print and outlet store sales, decreased 2.3% for the second quarter of 2007. For the first half of 2007, total department store sales increased 4.5%, comparable department store sales increased 2.1% and the Internet channel increased 17.6%. Total Direct sales decreased 3.0% for the same period.

New Store Growth and Sephora inside JCPenney

•
During the second quarter of 2007, the Company opened 15 new and relocated stores, with 13 in the off-mall format and seven representing relocations. For the first half of 2007, the Company opened 22 new and relocated stores, with 17 in the off-mall format and eight being relocations. In addition, the Company opened 22 Sephora inside JCPenney locations during the second quarter of 2007, increasing the total Sephora inside JCPenney locations to 36.

2007 Common Stock Repurchase Program

•	During the second quarter of 2007, the Company repurchased 5.1 million shares of common stock for $400 million, completing the repurchase program authorized by the Board of Directors in March 2007.

Early Redemption of Long-Term Debt

•
On June 1, 2007, the Company used a portion of the proceeds from the senior unsecured notes issued in April 2007 for the early redemption of the remaining $303 million principal amount of JCP’s 8.125% Debentures Due 2027. The Company incurred a pre-tax charge of $12 million for this early redemption related to the call premium and write-off of unamortized costs.

Results of Operations

The following discussion and analysis, consistent with all other financial data throughout this report, focuses on the results of operations and financial condition from the Company’s continuing operations.

($ in millions, except EPS)	13 weeks ended		26 weeks ended
	Aug. 4,	July 29,	Aug. 4,	July 29,
	2007	2006	2007	2006
Retail sales, net	$4,391	$4,238	$8,741	$8,458
Gross margin	1,674	1,583	3,481	3,305
Operating expenses:
SG&A expenses	1,243	1,219	2,534	2,482
Depreciation and amortization expenses	100	88	200	176
Pre-opening expense	15	5	21	7
Real estate and other (income)	(13)	(9)	(22)	(22)
Total operating expenses	1,345	1,303	2,733	2,643
Operating income	329	280	748	662
Net interest expense	37	32	69	66
Bond premiums and unamortized costs	12	-	12	-
Income from continuing operations
before income taxes	280	248	667	596
Income tax expense	105	70	254	205
Income from continuing operations	$175	$178	$413	$391

Diluted EPS from continuing operations	$0.78	$0.75	$1.82	$1.66

Ratios as a percent of sales:
Gross margin	38.1%	37.3%	39.8%	39.1%
SG&A expenses	28.3%	28.8%	29.0%	29.3%
Total operating expenses	30.6%	30.7%	31.2%	31.3%
Operating income	7.5%	6.6%	8.6%	7.8%

For the second quarter of 2007, the Company reported income from continuing operations of $175 million, or $0.78 per share, compared to $178 million, or $0.75 per share, for the comparable 2006 period. Income from continuing operations for the first half of 2007 was $413 million, or $1.82 per share, compared to $391 million, or $1.66 per share, for the first half of 2006. Results for the second quarter and first half of 2006 included tax credits of $26 million, or $0.11 per share.

The Company’s improved earnings were attributable to a combination of sales increases, improvement in gross margin and SG&A expense leverage. EPS for the second quarter and the first half of 2007 benefited from the reduction in average shares outstanding compared to the prior year due to the Company’s 2007 and 2006 common stock repurchase programs.

Retail Sales, Net
($ in millions)
	13 weeks ended		26 weeks ended
	Aug. 4,	July 29,	Aug. 4,	July 29,
	2007	2006	2007	2006
Retail sales, net	$4,391	$4,238	$8,741	$8,458
Sales percent increase/(decrease):
Comparable department stores(1)	1.9%	6.6%	2.1%	3.9%
Total department stores	4.6%	7.1%	4.5%	4.6%
Internet sales	17.4%	24.5%	17.6%	23.2%
Total Direct (Internet/catalog)	(2.3)%	2.7%	(3.0)%	3.4%

(1) Comparable department store sales include sales from new stores, relocated stores and stores reopened after being closed for an extended period (e.g., stores closed due to natural disasters) after they have been open for 12 full consecutive fiscal months. Stores remodeled and minor expansions not requiring store closure remain in the comparable department store sales calculation.

Department Store Sales. Total department store sales increased 4.6% for the second quarter of 2007 and comparable department store sales increased 1.9%. These increases were on top of second quarter 2006 increases of 7.1% for total department store sales and 6.6% for comparable department store sales. The second quarter of 2007 marks the 17th consecutive quarter that the Company has reported a comparable department store sales increase. For the first half of 2007, total department store sales increased 4.5% and comparable department store sales increased 2.1%. Total department store results reflect sales of 47 new or relocated stores opened subsequent to last year’s second quarter, including 15 stores opened in the second quarter of this year and seven opened in the first quarter.

For the second quarter of 2007, sales gains were driven primarily by increases in number of units sold and the number of units per transaction, with positive trends in average unit retail prices. The Company experienced sales gains in both basic and fashion merchandise, with the strongest results in children’s and women’s apparel. These improvements are a result of continued positive customer response to the style, quality, selection and smart pricing offered in the Company’s merchandise assortments, including the success of the Company’s newer private brands, such as a.n.a® and east5th™ in women’s apparel and Studio by the JCPenney Home Collection™, and strong initial response to the latest brand launches, such as Ambrielle™, Liz & Co.® and CONCEPTS by ClaiborneTM. Private brand sales, including exclusive brands found only at JCPenney, were 49% of total department store merchandise sales for the second quarter, and contributed significantly to the overall sales gains. From a regional perspective, sales increased across all areas of the country, with the strongest performance in the northwestern and southwestern regions of the country.

Additionally, management is pleased with the initial results of Sephora inside JCPenney locations and through the link from jcp.com to Sephora.com. In the second quarter of 2007, the Company added 22 Sephora inside JCPenney locations (eight in new stores and 14 in existing stores) bringing the total to 36. The Company plans to have a total of approximately 50 by the end of the year, with a continued rollout in 2008 and beyond.

Direct (Internet/Catalog) Sales. Internet continued to experience strong sales trends, increasing 17.4% for the second quarter 2007, on top of a 24.5% increase in the same period last year. Internet sales increased 17.6% for the first half of 2007 compared with an increase of 23.2% for the first half of 2006. For the second quarter and first half of 2007, Internet sales exceeded catalog print media sales, and were nearly half of total Direct sales, up from approximately 41% for last year’s first half.

Total Direct sales, which also include print media and catalog outlet stores, decreased 2.3% for the second quarter of 2007, compared to a 2.7% increase for the same period last year. Direct sales represented 13.5% of total net retail sales for the second quarter of 2007, compared to 14.3% of total net retail sales for the second quarter of 2006. Overall, Direct sales were below expectations for the second quarter and first half of 2007 due primarily to weakness in the Spring and Summer Big Book.

Merchandise Initiatives
The Company continues to enhance its strong private, exclusive and national brands that develop customer loyalty by focusing its merchandise more closely on customer lifestyles. Additional resources are being focused on the Company’s branding efforts to ensure consistency in product design, packaging, in-store presentation, lifestyle marketing and point-of-sale support.

Private and Exclusive Brand Launches. In March 2007, the Company announced, in partnership with Chip and Pepper, the launch of “C7PTM…A Chip & Pepper® Production,” a denim and sportswear line for juniors and young men to be sold exclusively at JCPenney. The new collection debuted in stores and online at jcp.com for the 2007 Back-to-School season.

American Living. As announced in February 2007, the Company plans to launch American Living™, a new lifestyle brand created exclusively for the JCPenney customer by Polo Ralph Lauren’s Global Brand Concepts in the spring season of 2008. The launch will be the largest in the Company’s history and will include a full range of merchandise for men, women, and children, as well as intimate apparel, accessories and home goods.

Gross Margin
Gross margin increased 80 basis points to 38.1% of sales for the second quarter of 2007, or $1,674 million on a dollar basis, compared to 37.3% or $1,583 million for the comparable 2006 period. Through the first half of 2007, gross margin improved 70 basis points to $3,481 million or 39.8% of sales, compared to $3,305 or 39.1% of sales for the first half of 2006. This improvement reflects continued benefits from the Company’s improved planning and allocation technology and processes, early benefits from initiatives such as cycle time reduction and more effective merchandise flow. These process improvements allowed for a smoother seasonal transition and less clearance from spring and summer to the critical Back-to-School selling season.

SG&A Expenses
SG&A expenses for the second quarter of 2007 were well leveraged at 28.3% of sales, an improvement of 50 basis points as a percent of sales, compared to 28.8% of sales for the second quarter of 2006. On a dollar basis, SG&A expenses for the 2007 second quarter were $1,243 million, compared to $1,219 million for last year’s second quarter. For the first half of 2007, SG&A expenses improved 30 basis points as a percent of sales, to 29.0%, compared to 29.3% for the first half of 2006. On a dollar basis, SG&A expenses for the first half of 2007 were $2,534 million, compared to $2,482 million for last year’s first half. SG&A expenses were favorably impacted in both the quarter and year-to-date periods in 2007 by the anticipated, and previously disclosed, decline in pension expense, as well as leverage of Direct operating costs.

Depreciation and Amortization Expenses
As expected with the accelerated store growth and investments in improving existing stores, depreciation and amortization expenses increased to $100 million, or 20 basis points higher as a percentage of sales, for the second quarter of 2007, compared to $88 million for the comparable 2006 period. Depreciation and amortization expenses increased to $200 million, or 20 basis points higher as a percentage of sales, for the first half of 2007, compared to $176 million for the comparable 2006 period.

Pre-Opening Expense
Pre-opening expense includes costs such as advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rental costs. In connection with the Company’s accelerated growth strategy, pre-opening expense increased to $15 million for the second quarter of 2007, compared to $5 million for the comparable 2006 period. Through the first half of 2007, pre-opening expense increased to $21 million, compared to $7 million for the comparable 2006 period.

The increase in pre-opening expense for the first half of 2007 is related to the opening of 22 new and relocated stores (15 in the second quarter) and the 28 new and relocated store openings planned for the third quarter of this year. In addition, the Company’s Gretna, Louisiana, department store is scheduled to reopen in the third quarter of 2007. For the first half of 2006, three new stores were opened, all during the first quarter. The Company opened 25 new and relocated stores during the third quarter of 2006.

Real Estate and Other (Income)/Expense
Real Estate and Other consists of ongoing real estate activities, as well as gains and losses on the sale of real estate properties, asset impairments, other charges associated with closing store and catalog facilities and other non-operating items. Real Estate and Other for the second quarter of 2007 resulted in a credit of $13 million, compared to a credit of $9 million in the second quarter of 2006. The increase was primarily the result of gains on the sale of real estate properties. For the first half of both 2007 and 2006, Real Estate and Other resulted in a credit of $22 million due primarily to ongoing real estate activities.

Net Interest Expense
Net interest expense consists primarily of interest expense on long-term debt, net of interest income earned on cash and short-term investments. For the second quarter of 2007, net interest expense was $37 million, an increase of 15.6% when compared to the $32 million incurred in the second quarter of 2006. The increase was primarily the result of an increase in average long-term debt combined with a decrease in short-term investments. For the first half of 2007, net interest expense was $69 million, compared to $66 million for the first half of 2006.

Bond Premiums and Unamortized Costs
Bond premiums and unamortized costs for the second quarter and first half of 2007 consisted of a pre-tax charge of $12 million related to the call premium and write-off of unamortized costs for the June 1, 2007 early redemption of JCP’s 8.125% Debentures Due 2027. No such expenses were incurred during the comparable periods in 2006.

Income Taxes
The Company’s effective income tax rate for continuing operations was 37.5% for the second quarter of 2007, which benefited primarily from legislative changes affecting state income taxes in certain states, reducing the tax liability by $3 million. For the second quarter of 2006, income taxes from continuing operations included a credit of $26 million, from one-time federal and state credits resulting from the expiration of the statute of limitations related to certain tax items, which reduced the effective tax rate to 28.2%. The Company’s effective income tax rate for continuing operations for the first half of 2007 was 38.1%, compared with 34.4% for the first half of 2006.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” on February 4, 2007. Upon adoption, the Company recognized a $5 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. See Note 1 for a discussion of FIN 48.

Discontinued Operations
Discontinued operations reflected net credits of $7 million, or $0.03 per share, for both the second quarter and first half of 2007. For the second quarter of 2006, discontinued operations resulted in a net credit of $1 million, or $0.01 per share, while the first half of 2006 reflected a net charge of $2 million, or $0.01 per share. Results of discontinued operations for the 2007 and 2006 periods presented related primarily to management’s on-going review and true-up of Eckerd reserves.

Merchandise Inventory

Merchandise inventory increased 5.4% to $3,649 million as of August 4, 2007, compared to $3,461 million as of July 29, 2006, primarily as a result of new store openings and stores planned to open in the third quarter of 2007. On a comparable store basis, inventories increased in line with sales. Merchandise inventory was $3,400 million at February 3, 2007. At the end of the second quarter of 2007, inventory was well-balanced between basics and fashion merchandise, and reflected current seasonal merchandise.

Financial Goals

In order for the Company to achieve its objective of becoming the growth leader in the retail industry, long-range planning targets have been established related to operating financial goals, key financial metrics, cash flow, credit ratings, dividends and earnings per share growth. As announced at the Company’s April 2007 Analyst Meeting, the Company’s 2007-2011 Long Range Plan includes certain financial objectives, including accelerated store growth, private brand initiatives, and a competitive dividend rate, which the Company has increased twice since early 2006. Long range financial objectives included in the 2007-2011 Long Range Plan consist of:

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

Liquidity and Capital Resources

The Company ended the second quarter with approximately $2.2 billion in cash and short-term investments, which represented approximately 57% of the $3.8 billion of outstanding long-term debt, including current maturities. Cash and short-term investments included restricted short-term investment balances of $59 million as of August 4, 2007, which are pledged as collateral for a portion of casualty insurance program liabilities.

During the second quarter of 2007, the Company used $400 million of available cash and short-term investments, including cash from stock option exercises, to repurchase 5.1 million shares of stock and complete the 2007 common stock repurchase program. The program had been authorized by the Board in March 2007.

On April 27, 2007, the Company issued $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. The Company received proceeds of $980 million, net of underwriting discounts. On June 1, 2007, a portion of the net proceeds was used for the early redemption of the remaining $303 million of JCP’s 8.125% Debentures Due 2027. In the second quarter of 2007, the Company incurred a pre-tax charge of $12 million for this early redemption related to the call premium and write-off of unamortized costs. The remaining net proceeds of the offering will be used for general corporate purposes, including the repayment of 2007 and 2008 long-term debt maturities.

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. As of August 4, 2007, the Company was in compliance with the financial covenants under the 2005 Credit Agreement. No borrowings, other than the issuance of standby and import letters of credit totaling $140 million as of the end of the second quarter of 2007, have been made under the 2005 Credit Agreement. See Note 6 to the Unaudited Interim Consolidated Financial Statements for further discussion of the 2005 Credit Agreement.

Cash Flows
The following is a summary of the Company’s cash flows from operating, investing and financing activities for both continuing and discontinued operations:

($ in millions)
	26 weeks ended
	Aug. 4,	July 29,
	2007	2006
Net cash provided by/(used in):
Continuing operations:
Operating activities	$189	$179
Investing activities	(590)	(312)
Financing activities	(139)	(483)
Discontinued operations:
Operating activities	(2)	8
Investing activities	(25)	(34)
Financing activities	-	-
Net (decrease) in cash and short-term investments	$(567)	$(642)

Cash Flow from Operating Activities - Continuing Operations
Net cash flow from operating activities increased slightly from last year due primarily to improved operating performance.

Cash Flow from Investing Activities - Continuing Operations
Capital expenditures were $598 million for the first half of 2007, compared with $323 million for the first half of 2006. Capital spending was principally for new stores and store renewals and modernizations. As announced in April 2007, the Company has accelerated its new store opening plans and now expects to open 50 stores a year over the next five years. Most new stores will be in the off-mall format. Additionally, the Company plans to renovate approximately 300 stores by the end of 2011, with 65 planned for 2007. During the first half of 2007, the Company opened 22 new stores, including eight relocations. The Company continues to expect 2007 capital expenditures to total approximately $1.2 billion.

Cash Flow from Financing Activities - Continuing Operations
During the first quarter of 2007, the Company received proceeds of $980 million, net of underwriting discounts, from the issuance of $1.0 billion aggregate principal amount of new senior unsecured notes. There were no issuances of new debt in the first half of 2006. For the first half of 2007, cash payments on long-term debt, including capital leases, totaled $633 million, primarily consisting of the $303 million early redemption of JCP’s 8.125% Debentures Due 2027 in June 2007 and the $325 million outstanding principal amount of JCP’s 7.60% Notes Due 2007, which matured during the first quarter. Such payments totaled $7 million for the first half of 2006.

During the second quarter of 2007, the Company repurchased 5.1 million shares of common stock for $400 million. During the second quarter of 2006, the Company repurchased 8.0 million shares of common stock for $530 million, $14 million of which settled subsequent to the end of the second quarter.

Net proceeds from the exercise of stock options were $41 million for the first half of 2007, compared to $78 million for the first half of 2006.

In February 2007, the Board authorized a plan to increase the quarterly common stock dividend 11% to $0.20 per share ($0.80 per share on an annual basis), beginning with the May 1, 2007 dividend. This increase, combined with the Board’s February 2006 authorization increasing the quarterly common stock dividend from $0.125 per share ($0.50 per share on an annual basis) to $0.18 per share ($0.72 per share on an annual basis) beginning with the May 1, 2006 dividend reflects a 60% increase in quarterly common stock dividends since February 2006.

As authorized by the Board, the Company paid quarterly dividends as follows during the first half of 2007 and 2006:

	2007		2006
	Per Share	Total (in millions)	Per Share	Total (in millions)
February 5, 2007 and February 1, 2006	$0.18	$41	$0.125	$29
May 1, 2007 and May 1, 2006	0.20	45	0.18	42
August 1, 2007	0.20	44
		$130		$71

Two dividend payments were made during the first quarter of 2007 due to a shift in the fiscal calendar as a result of the 53rd week in 2006. Dividends are paid when, as and if declared by the Board.

Management believes that cash flow generated from operations, combined with the net proceeds from the new senior notes issued in April 2007 and existing cash and short-term investments will be adequate to fund 2007 capital expenditures, working capital, and dividend payments, and repay 2007 and 2008 long-term debt maturities. Accordingly, management does not anticipate the need for additional external financing in 2007. Management believes that the Company’s financial position will continue to provide the financial flexibility to support its strategic plan. In late April 2007, both Standard & Poor’s Ratings Services and Fitch Ratings revised their rating outlook for the Company from stable to positive.

The Company’s cash flows may be impacted by many factors, including the competitive conditions in the retail industry and the effects of the current economic environment and consumer confidence. Based on the nature of the Company's business, management considers the above factors to be normal business risks.

Aggregate information about the Company’s obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2006 10-K. In addition, in conjunction with the adoption of FIN 48 as of the beginning of 2007, the Company continues to have $40 million of unrecognized tax benefits reflected as a current liability as of the end of the second quarter of 2007 due to the reasonable possibility of resolution of the related uncertain tax positions during the next twelve months. For the remaining unrecognized tax benefits, discussed in Note 1 to the Unaudited Interim Consolidated Financial Statements, the future timing of cash flows cannot be reasonably estimated and could take several years to settle with the respective taxing authorities.

Accounting for Stock-Based Compensation

Stock-Based Compensation Cost

($ in millions)	13 weeks ended		26 weeks ended
	Aug. 4, 2007	July 29, 2006	Aug. 4, 2007	July 29, 2006
Stock awards (shares and units)	$9	$10	$17	$12
Stock options	5	5	11	10
Total stock-based compensation cost	$14	$15	$28	$22

Total income tax benefit recognized for
stock-based compensation arrangements	$6	$6	$11	$8

As of August 4, 2007, there was $40 million of unrecognized compensation expense related to unearned associate stock awards (shares and units), which will be recognized over the remaining weighted average vesting period of approximately 1.2 years. Additionally, there was $42 million of unrecognized compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized over the remaining weighted average vesting period of approximately 1.1 years.

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

There have been no changes in the Company’s critical accounting policies during the first half of 2007, except for the treatment of tax contingency accruals. Effective February 4, 2007, the Company began to measure and record tax contingency accruals in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes.” The expanded disclosure requirements of FIN 48 are presented in Note 1 to the Unaudited Interim Consolidated Financial Statements.

For a further discussion of the judgments management makes in applying its accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the 2006 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 to the Unaudited Interim Consolidated Financial Statements.

Seasonality

The results of operations and cash flows for the 13 and 26 weeks ended August 4, 2007 are not necessarily indicative of the results for the entire year. The Company’s annual earnings depend to a great extent on the results of operations for the last quarter of its fiscal year when a significant portion of the Company’s sales and profits are recorded.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements made within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company’s current view of future events and financial performance. The words expect, plan, anticipate, believe, intend, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, consumer spending patterns and debt levels, the cost of goods, trade restrictions, changes in tariff, freight, paper and postal rates, changes in the cost of fuel and other energy and transportation costs, competition and retail industry consolidations, interest rate fluctuations, risks associated with war, an act of terrorism or pandemic, and a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information. Furthermore, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, beginning on page 4 of the Company’s 2006 10-K. The Company intends the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and does not undertake to update or revise these projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the normal course of business due to changes in interest rates. The Company’s market risks related to interest rates at August 4, 2007 are similar to those disclosed in the 2006 10-K.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended August 4, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Gayle G. Pitts, et al v. J. C. Penney Direct Marketing Services, Inc., AEGON Direct Marketing Services, Inc., and J. C. Penney Life Insurance Company n/k/a Stonebridge Insurance Company, No. 01-03395-F, in the 214th Judicial District Court of Nueces County, Texas; Appellant(s): Stonebridge Life Insurance Company f/k/a J. C. Penney Life Insurance Company, J. C. Penney Direct Marketing Services, Inc., and AEGON Direct Marketing Services, Inc. v. Gayle G. Pitts, et al, No. 13-05-131-CV, in the Court of Appeals for the Thirteenth District of Texas; and Stonebridge Life Insurance Company (f/k/a J. C. Penney Life Insurance Company), J. C. Penney Direct Marketing Services, Inc., and AEGON Direct Marketing Services, Inc. (f/k/a AEGON Special Markets Group, Inc.) v. Gayle G. Pitts , et al, No. 06-0655, in the Supreme Court of Texas.

Vicente Balderaz v. AEGON Direct Marketing Services, Inc. and J. C. Penney Life Insurance Company n/k/a Stonebridge Life Insurance Company, No. D-0101-CV-200500249 in the First Judicial District Court of the State of New Mexico, County of Santa Fe.

These matters were previously reported in the 2006 10-K for the fiscal year ended February 3, 2007.

In the Texas DMS Lawsuit, the Supreme Court of Texas decertified the class and remanded the case to the trial court on
August 31, 2007.

In the New Mexico Lawsuit, the trial court denied the plaintiff’s motion for class certification on August 22, 2007. On August 31, 2007, the plaintiff filed an application in the Court of Appeals of the State of New Mexico seeking permission to appeal the trial court’s order denying class certification.

If the denials of class certification in these cases are maintained, the cases do not involve any material liability, and the Company will not make further disclosures with respect to these matters.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Securities

The table below sets forth information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarter ended August 4, 2007:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

May 6, 2007 through
June 9, 2007	3,776,600		$ 79.54	3,776,600	$ 100

June 10, 2007 through
July 7, 2007	1,290,026	(2)	$ 77.22	1,289,993	$ -

July 8, 2007 through
August 4, 2007	-		$ -	-	$ -

Total	5,066,626			5,066,593

(1)	In March 2007, the Board of Directors approved a common stock repurchase program of up to $400 million. This program, which the Company announced on March 29, 2007, was completed on June 13, 2007.

(2)	Includes 33 shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock awarded under the Company’s equity compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders.

1.
Election of Directors. At the Company’s Annual Meeting of Stockholders held on May 18, 2007, each of the nominees listed below was elected a director to hold office until the next annual meeting of stockholders and until his or her respective successor has been elected and qualified. Set forth below next to the name of each of the nominees is the number of shares of common stock voted for such nominee and the number of shares of common stock withholding authority with respect to such nominee:

Nominee	For	Authority Withheld
Colleen C. Barrett	193,280,066	3,058,195
M. Anthony Burns	190,804,335	5,533,926
Maxine K. Clark	193,131,187	3,207,074
Ann Marie Tallman	192,799,359	3,538,902

The following persons’ term of office as a director continued after the meeting for the terms indicated:

Term expiring at the 2008 Annual Meeting of Stockholders:
Thomas J. Engibous
Kent B. Foster
Leonard H. Roberts
Myron E. Ullman, III

Term expiring at the 2009 Annual Meeting of Stockholders:
Vernon E. Jordan, Jr.(1)
Burl Osborne
R. Gerald Turner
Mary Beth West

(1)	In accordance with the retirement age for directors set forth in the Company’s Bylaws, Mr. Jordan retired from the Board of Directors upon attaining age 72 on August 15, 2007.

2.
Ratification of Appointment of Independent Auditor. The Board of Directors’ proposal regarding the appointment of KPMG LLP as independent auditor required the affirmative vote of a majority of the shares of common stock outstanding and entitled to vote as of the record date of the Company’s Annual Meeting to pass. At the Company’s Annual Meeting, the stockholders ratified the appointment of KPMG LLP as independent auditor for the fiscal year ending February 2, 2008 by a vote of 189,703,851 shares voting for, 4,614,542 shares voting against, 2,019,866 shares abstaining and 2 broker non-votes.

3.
Stockholder proposal relating to stockholder approval of certain severance agreements. This proposal required the affirmative vote of a majority of the shares of common stock outstanding and entitled to vote as of the record date of the Company’s Annual Meeting to pass. At the Company’s Annual Meeting, the proposal was approved by a vote of 129,101,683 shares voting for, 43,138,488 shares voting against, 2,882,352 shares abstaining and 16,215,738 broker non-votes.

4.
Stockholder proposal relating to adoption of a majority vote standard for the election of directors. This proposal required the affirmative vote of a majority of the shares of common stock outstanding and entitled to vote as of the record date of the Company’s Annual Meeting to pass. At the Company’s Annual Meeting, the proposal was not approved by a vote of 100,657,584 shares voting for, 76,562,242 shares voting against, 2,902,697 shares abstaining and 16,215,738 broker non-votes.

Item 6. Exhibits.

Exhibit Index

  Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006
3.2	J. C. Penney Company, Inc. Bylaws, as amended to February 28, 2007	8-K	001-15274	3.1	03/06/2007
10.1**	J. C. Penney Corporation, Inc. Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated July 1, 2007					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

Date: September 12, 2007