Form 10-Q
period 2007-11-03
J C PENNEY CO INC
filed 2007-12-12
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

or

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
221,715,756 shares of Common Stock of 50 cents par value, as of December 7, 2007.

i

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

J. C. Penney Company, Inc.
Consolidated Statements of Operations
(Unaudited)

($ in millions, except per share data)	13 weeks ended		39 weeks ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
	2007	2006	2007	2006

Retail sales, net	$4,729	$4,781	$13,470	$13,239
Cost of goods sold	2,850	2,796	8,110	7,949
Gross margin	1,879	1,985	5,360	5,290
Operating expenses:
Selling, general and administrative (SG&A)	1,348	1,377	3,882	3,859
Depreciation and amortization	110	98	310	274
Pre-opening	19	14	40	21
Real estate and other (income), net	(9)	(8)	(31)	(30)
Total operating expenses	1,468	1,481	4,201	4,124
Operating income	411	504	1,159	1,166
Net interest expense	41	36	110	102
Bond premium and unamortized costs	-	-	12	-
Income from continuing operations before income taxes	370	468	1,037	1,064
Income tax expense	109	182	363	387
Income from continuing operations	$261	$286	$674	$677
Income/(loss) from discontinued operations, net of income tax expense/(benefit) of $-, $-, $4 and $(1)	-	1	7	(1)
Net income	$261	$287	$681	$676

Basic earnings per share:
Continuing operations	$1.18	$1.27	$3.02	$2.93
Discontinued operations	-	-	0.03	-
Net income	$1.18	$1.27	$3.05	$2.93

Diluted earnings per share:
Continuing operations	$1.17	$1.26	$2.98	$2.90
Discontinued operations	-	-	0.03	-
Net income	$1.17	$1.26	$3.01	$2.90

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

J. C. Penney Company, Inc.
Consolidated Balance Sheets
(Unaudited)

($ in millions)	Nov. 3,	Oct. 28,	Feb. 3,
	2007	2006	2007
Assets
Current assets
Cash and short-term investments	$1,660	$1,976	$2,747
Receivables	716	300	263
Merchandise inventory (net of LIFO reserve of
of $8, $24 and $8)	4,734	4,275	3,400
Prepaid expenses	228	202	238
Total current assets	7,338	6,753	6,648
Property and equipment (net of accumulated
depreciation of $2,362, $2,297 and $2,115)	4,745	4,023	4,162
Prepaid pension	1,308	1,462	1,235
Other assets	576	580	628
Total Assets	$13,967	$12,818	$12,673

Liabilities and Stockholders’ Equity
Current liabilities
Trade payables	$2,322	$1,806	$1,366
Accrued expenses and other current liabilities	1,435	1,339	1,692
Current maturities of long-term debt	304	341	434
Total current liabilities	4,061	3,486	3,492
Long-term debt	3,505	3,112	3,010
Deferred taxes	1,128	1,252	1,206
Other liabilities	782	968	677
Total Liabilities	9,476	8,818	8,385

Stockholders’ Equity
Common stock (1)	111	112	112
Additional paid-in capital	3,442	3,368	3,430

Reinvested earnings at beginning of year	922	512	512
Adjustment to initially apply FIN 48(2)	5	-	-
Net income	681	676	1,153
Retirement of common stock	(320)	(578)	(578)
Dividends declared	(134)	(124)	(165)
Reinvested earnings at end of period	1,154	486	922
Accumulated other comprehensive (loss)/income	(216)	34	(176)
Total Stockholders’ Equity	4,491	4,000	4,288

Total Liabilities and Stockholders’ Equity	$13,967	$12,818	$12,673

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 222 million shares as of November 3, 2007, 225 million shares as of October 28, 2006 and 226 million shares as of February 3, 2007.
(2) See Note 1 for a discussion of the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes.”

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

J. C. Penney Company, Inc. Consolidated Statements of Cash Flows (Unaudited)
	39 weeks ended
	Nov. 3,	Oct. 28,
($ in millions)	2007	2006

Cash flows from operating activities:
Net income	$681	$676
(Income)/loss from discontinued operations	(7)	1
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments, PVOL and other unit closing costs	4	3
Depreciation and amortization	310	274
Net (gains) on sale of assets	(6)	(5)
Benefit plans (income)/expense	(50)	26
Stock-based compensation	36	38
Tax benefits from stock-based compensation	12	4
Deferred taxes	3	(8)
Change in cash from:
Receivables	(105)	(27)
Inventory	(1,334)	(1,066)
Prepaid expenses and other assets	14	1
Trade payables	956	634
Current income taxes payable	(304)	(83)
Accrued expenses and other	(172)	(215)
Net cash provided by operating activities	38	253

Cash flows from investing activities:
Capital expenditures	(939)	(560)
Proceeds from sale of assets	8	11
Net cash (used in) investing activities	(931)	(549)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	980	-
Premium on early retirement of debt	(9)	-
Payments of long-term debt, including capital leases	(635)	(12)
Common stock repurchased	(400)	(750)
Dividends paid, common	(173)	(113)
Proceeds from stock options exercised	44	104
Excess tax benefits from stock-based compensation	24	35
Tax withholding payments reimbursed by restricted stock	(8)	-
Net cash (used in) financing activities	(177)	(736)

Cash flows from discontinued operations:
Operating cash flows	8	26
Investing cash flows	(25)	(34)
Financing cash flows	-	-
Total cash (paid for) discontinued operations	(17)	(8)
Net (decrease) in cash and short-term investments	(1,087)	(1,040)
Cash and short-term investments at beginning of year	2,747	3,016
Cash and short-term investments at end of period	$1,660	$1,976

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

Income Taxes
The Company adopted the provisions of the Financial Accounting Standards Board’s (FASB’s) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), at the beginning of 2007 on February 4, 2007. The Company’s adoption of this standard was consistent with FASB Staff Position (FSP) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP 48-1), that was issued in May 2007 and that provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing unrecognized tax benefits. As a result of the implementation of FIN 48, the Company recognized a $5 million decrease in the liability for unrecognized tax benefits with a corresponding increase to retained earnings.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years before 2001. The Company’s U.S. income tax returns for fiscal years 2001 through 2005 have been audited and resolution of issues pertaining to those years occurred in the second and third quarters of 2007. The Company is audited by the taxing authorities of virtually all states and certain foreign countries and is subject to examination by these taxing jurisdictions for fiscal years generally after 2000.

The total amount of unrecognized tax benefits as of February 4, 2007 was $169 million. Included in the balance are $106 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The remaining $63 million of unrecognized tax benefits, if recognized, would favorably affect the effective tax rate, and would be reduced upon settlement by $17 million related to the federal tax deduction of state taxes.

Over the next twelve months, management anticipates that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $28 million (none of which would affect the effective tax rate) either because the Company’s tax position will be sustained upon audit or the Company will agree to a disallowance.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company had $25 million ($16 million net of a $9 million federal deferred tax benefit) of interest and penalties accrued at February 4, 2007.

While there was no change during the first quarter of 2007, during the second and third quarters of 2007, the FIN 48 liability decreased by approximately $2 million and $39 million, respectively ($0 million and $15 million impacting the effective tax rate), and accrued interest expense (impacting the effective tax rate) decreased by $1 million and $15 million, respectively (net of federal income tax benefit), due to certain issues becoming effectively settled.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities.  The Company does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

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

2006 Common Stock Repurchase Program
In September 2006, the Company completed the $750 million common stock repurchase program that had been authorized by the Board in February 2006 and commenced in the second quarter of 2006. During the third quarter of 2006, the Company repurchased 3.3 million shares of common stock for $220 million. In total, 11.3 million shares were repurchased under this program. These common stock repurchases were funded with cash proceeds from employee stock option exercises and existing cash and short-term investment balances.

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

Income from continuing operations and shares used to compute basic and diluted EPS from continuing operations are reconciled below:

(in millions, except EPS)	13 weeks ended		39 weeks ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
	2007	2006	2007	2006
Earnings:
Income from continuing operations, basic and
diluted	$261	$286	$674	$677

Shares:
Average common shares outstanding (basic shares)	222	225	223	231
Adjustment for assumed dilution:
Stock options and restricted stock awards	2	3	3	2
Average shares assuming dilution (diluted shares)	224	228	226	233

EPS from continuing operations:
Basic	$1.18	$1.27	$3.02	$2.93
Diluted	$1.17	$1.26	$2.98	$2.90

The following average potential shares of common stock were excluded from the EPS calculation because their effect would be anti-dilutive:

(shares in millions)	13 weeks ended		39 weeks ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
	2007	2006	2007	2006
Stock options and restricted awards	3	1	1	1

4) Cash and Short-Term Investments

($ in millions)	Nov. 3,	Oct. 28,	Feb. 3,
	2007	2006	2007
Cash	$142	$135	$119
Short-term investments	1,518	1,841	2,628
Total cash and short-term investments	$1,660	$1,976	$2,747

Restricted Short-Term Investment Balances
Short-term investments include restricted balances of $60 million, $57 million and $58 million as of November 3, 2007, October 28, 2006 and February 3, 2007, respectively. Restricted balances are pledged as collateral for a portion of casualty insurance program liabilities.

5) Supplemental Cash Flow Information

($ in millions)	39 weeks ended
	Nov. 3, 2007	Oct. 28, 2006

Interest paid by continuing operations	$259	$256

Interest received by continuing operations	$87	$102

Total income taxes paid	$612	$412
Less: income taxes (received) attributable to discontinued operations	(16)	(27)
Income taxes paid by continuing operations	$628	$439

6) Receivables

($ in millions)	Nov. 3,	Oct. 28,	Feb. 3,
	2007	2006	2007
Receivables	$716	$300	$263

The increase in Receivables on the consolidated balance sheet was due primarily to the timing of estimated cash payments for federal income taxes in the current year, which is reflected in current income taxes payable in the consolidated statement of cash flows.

7) Credit Agreement

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent.

The 2005 Credit Agreement includes a requirement that the Company maintain: (i) a Leverage Ratio (as defined in the 2005 Credit Agreement) of no more than 3.0 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis and (ii) a Fixed Charge Coverage Ratio (as defined in the 2005 Credit Agreement) of at least 3.2 to 1.0 for each period of four consecutive fiscal quarters. As of November 3, 2007, the Company was in compliance with these requirements with a Leverage Ratio of 1.7 to 1.0, and a Fixed Charge Coverage Ratio of 6.8 to 1.0.

No borrowings, other than the issuance of standby and import letters of credit totaling $129 million as of the end of the third quarter of 2007, have been made under the 2005 Credit Agreement.

8) Long-Term Debt

Debt Payments
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

Issuance of Debt
In April 2007, the Company closed on its offering of $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. The Company received proceeds of $980 million from the offering, net of underwriting discounts. A portion of the net proceeds from the offering was used for the early redemption of JCP’s 8.125% Debentures Due 2027. The balance of the net proceeds from the offering will be used for general corporate purposes, including payment of the remaining 2007 and the 2008 long-term debt maturities.

9) Comprehensive Income and Accumulated Other Comprehensive (Loss)/Income

Comprehensive Income

($ in millions)	13 weeks ended		39 weeks ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
	2007	2006	2007	2006
Net income	$261	$287	$681	$676
Other comprehensive income/(loss):
Net unrealized gains/(losses) on real estate investment trusts	21	19	(40)	18
Total comprehensive income	$282	$306	$641	$694

Accumulated Other Comprehensive (Loss)/Income

($ in millions)	Nov. 3,	Oct. 28,	Feb. 3,
	2007	2006	2007
Net unrealized gains in real estate investment trusts(1)	$126	$136	$166
Net actuarial gain/(loss) and prior service (cost)/credit - pension and postretirement plans(2)	(342)	-	(342)
Nonqualified retirement plan minimum liability adjustment(3)	-	(102)	-
Accumulated other comprehensive (loss)/income	$(216)	$34	$(176)

(1) Shown net of a deferred tax liability of $70 million as of November 3, 2007, $76 million as of October 28, 2006 and $92 million as of February 3, 2007.
(2) Shown net of a deferred tax asset of $218 million as of both November 3, 2007 and February 3, 2007.
(3) Shown net of a deferred tax asset of $65 million as of October 28, 2006. Not applicable to November 3, 2007 and February 3, 2007 due to the adoption of the recognition provisions of SFAS 158. See Note 11.

10) Stock-Based Compensation

In May 2005, the Company’s stockholders approved the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (2005 Plan), which reserved an aggregate of 17.2 million shares of common stock for issuance to employees (associates) and non-employee directors. Since June 1, 2005, all grants have been made under the 2005 Plan. The 2005 Plan provides for grants to associates of options to purchase the Company’s common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to non-employee members of the Board. As of November 3, 2007, 13.2 million shares of stock were available for future grants.

Associate stock options and restricted stock awards typically vest over periods ranging from one to three years. Beginning in 2007, the exercise price of stock options and the market value of restricted stock awards are determined based on the closing market price of the Company’s common stock on the date of grant. Prior to 2007, the price under the 2005 Plan was set at the opening market price of the Company’s common stock on the date of grant. The 2005 Plan does not permit the granting of stock options below grant-date market value, nor does it allow any repricing subsequent to the date of grant. Associate stock options have a maximum term of 10 years.

Over the past three years, the Company’s annual stock option and restricted stock award grants have averaged about 1.2% of total outstanding stock. The Company issues new shares of common stock upon the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-Based Compensation Cost

($ in millions)	13 weeks ended		39 weeks ended
	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Stock awards (shares and units)	$2	$9	$19	$21
Stock options	6	6	17	16
Total stock-based compensation cost	$8	$15	$36	$37

Total income tax benefit recognized for
stock-based compensation arrangements	$3	$6	$14	$14

Stock Options
On March 14, 2007, the Company granted approximately 1.4 million stock options to associates at an option price of $78.50 representing the annual grant. As of November 3, 2007, options to purchase 8.3 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 3.8%. Additional information regarding options outstanding as of November 3, 2007 follows:

(Shares in thousands; price is weighted-average exercise price)
	Exercisable			Unexercisable			Total Outstanding
	Shares	%	Price	Shares	%	Price	Shares	%	Price
In-the-money	4,025	78%	$ 34	828	26%	$ 45	4,853	58%	$ 36
Out-of-the-money(1)	1,122	22%	65	2,343	74%	71	3,465	42%	69
Total options outstanding	5,147	100%	$ 41	3,171	100%	$ 64	8,318	100%	$ 50

(1) Out-of-the-money options are those with an exercise price equal to or above the closing price of JCPenney common stock of $53.29 as of November 3, 2007.

The following table summarizes stock option activity during the nine months ended November 3, 2007:

(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at February 3, 2007	8,291	$43
Granted	1,432	79
Exercised	(1,128)	38
Forfeited or expired	(277)	46
Outstanding at November 3, 2007	8,318	50

Exercisable at November 3, 2007	5,147	$41

As of November 3, 2007, there was $36 million of unrecognized compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized over the remaining weighted average vesting period of approximately one year.

Stock Awards
On March 14, 2007, the Company granted approximately 362,000 performance-based restricted stock unit awards to associates, representing the annual grant. The performance unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2007 earnings per share (defined as diluted per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee of the Board). A payment of 100% of the target award would be achieved at earnings per share of $5.44. In addition to the performance requirement, the award also includes a time-based vesting requirement, under which one-third of the earned performance unit award vests on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time. Upon vesting, the performance units will be paid out in shares of JCPenney common stock. These awards are expensed based upon estimated payout percentages.

In addition to the annual associate performance-based restricted stock unit awards, the Company granted approximately 106,000 restricted stock units as ad-hoc awards to associates and dividend equivalents on outstanding awards during the first nine months of 2007. The majority of the ad-hoc awards were granted in the first quarter of 2007.

The Company granted approximately 17,000 and 18,000 restricted stock units to non-employee members of the Board during the second quarters of 2007 and 2006, respectively. No such awards were granted in the first or third quarters of 2007 and 2006.

The initial one-third, or approximately 254,000, of the Company’s March 2006 annual grant of performance-based restricted stock unit awards vested in the first quarter of 2007. The total earned was based on 200% of the target award as determined by the 2006 payout matrix and the Company achieving $4.88 of EPS from continuing operations for 2006.

The following table summarizes the non-vested stock awards (shares and units) as of November 3, 2007 and activity during the nine months then ended:

(awards in thousands)	Non-Vested Stock Awards	Weighted-Average Grant Date Fair Value
Outstanding at February 3, 2007	1,147	$56
Granted, including dividend equivalents	485	78
Vested	(322)	57
Forfeited	(42)	57
Outstanding at November 3, 2007	1,268	$60

As of November 3, 2007, there was $19 million of unrecognized compensation expense related to unearned associate stock awards, which will be recognized over the remaining weighted average vesting period of approximately 1.2 years.

Common Stock Outstanding
During the first nine months of 2007 and 2006, the number of outstanding shares of common stock changed as follows:

	39 weeks ended
(in millions)	Nov. 3, 2007	Oct. 28, 2006
Shares outstanding at beginning of year	226	233
Exercise of stock options	1	3
Common stock repurchased and retired	(5)	(11)
Shares outstanding at end of period	222	225

11) Retirement Benefit Plans

The Company provides retirement and other postretirement benefits to substantially all associates. Retirement benefits are an important part of the Company’s total compensation and benefits program designed to attract and retain qualified and talented associates. The Company’s retirement benefit plans consist of a non-contributory qualified defined benefit pension plan (qualified pension plan), a non-contributory supplemental retirement plan and deferred compensation plan for certain management associates, a 1997 voluntary early retirement program, a contributory medical and dental plan (postretirement plan) and a 401(k) and employee stock ownership plan. These plans are discussed in more detail in the Company’s 2006 10-K. Associates hired or rehired on or after January 1, 2002 are not eligible for retiree medical or dental coverage. Associates hired or rehired on or after January 1, 2007 are not eligible to participate in the primary pension plan, as discussed further on the following page.

Net Periodic Benefit (Credit)/ Cost
The components of net periodic benefit (credit)/cost for the qualified and nonqualified pension plans and the postretirement plan for the 13 weeks ended November 3, 2007 and October 28, 2006 are as follows:

	Pension Plans
	Qualified		Supplemental (Nonqualified)		Postretirement Plan
	13 weeks ended		13 weeks ended		13 weeks ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
	2007	2006	2007	2006	2007	2006
Service cost	$23	$23	$1	$-	$-	$-
Interest cost	55	53	6	6	-	1
Expected return on plan assets	(105)	(92)	-	-	-	-
Net amortization	2	18	5	5	(7)	(7)
Net periodic benefit (credit)/cost	$(25)	$2	$12	$11	$(7)	$(6)

The components of net periodic benefit (credit)/cost for the qualified and nonqualified pension plans and the postretirement plan for the 39 weeks ended November 3, 2007 and October 28, 2006 are as follows:

	Pension Plans
	Qualified		Supplemental (Nonqualified)		Postretirement Plan
	39 weeks ended		39 weeks ended		13 weeks ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
	2007	2006	2007	2006	2007	2006
Service cost	$70	$70	$3	$1	$-	$1
Interest cost	164	159	17	17	1	2
Expected return on plan assets	(312)	(278)	-	-	-	-
Net amortization	5	56	18	14	(23)	(22)
Net periodic benefit (credit)/cost	$(73)	$7	$38	$32	$(22)	$(19)

Employer Contributions
The Company’s policy with respect to funding the primary pension plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended (ERISA), and not more than the maximum amount deductible for tax purposes. In the fourth quarter of 2006, the Company made a discretionary contribution of $300 million to its qualified pension plan even though no additional funding was required under ERISA. The Company does not expect to be required to make a contribution under ERISA in 2007, but will again consider whether to make a discretionary contribution.  The primary factors the Company will use in determining whether and, if so, how much to contribute are market conditions, the Company's cash position and whether the funded position of the pension plan allows such a contribution to be tax deductible.

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

12) Real Estate and Other (Income), Net

($ in millions)	13 weeks ended		39 weeks ended
	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Real estate activities	$(10)	$(9)	$(29)	$(26)
Net gains from sale of real estate	-	-	(5)	(5)
Other	1	1	3	1
Total	$(9)	$(8)	$(31)	$(30)

Real Estate and Other consists of recurring operations of the Company’s real estate subsidiaries, including its investments in real estate partnerships, periodic gains and losses on the sale of real estate properties no longer used in Company operations, asset impairments, other charges associated with underperforming facilities and other items that are not part of regular department store and Direct operations.

13) Litigation, Other Contingencies and Guarantees

As of February 3, 2007, the Company estimated its total potential environmental liabilities to range from $52 million to $87 million and recorded management’s best estimate of $63 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving the Company’s former Eckerd drugstore locations, and asbestos removal in connection with approved plans to renovate or dispose of Company facilities. Management continues to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. Through the third quarter, environmental reserves were reduced by approximately $14 million due to the completion of certain renovations, the sale of certain properties and changes in plans to renovate certain facilities. The impact on net income was negligible as offsetting the liability reduction was a decrease to the unamortized portion of the retirement cost capitalized as part of the asset’s carrying amount. If the Company were to incur losses at the upper end of the estimated range, management does not believe that such losses would have a material effect on the Company’s financial condition, results of operations or liquidity.

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

As of November 3, 2007, JCP had guarantees totaling $30 million, which consist of: $3 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company’s Direct Marketing Services business; and $7 million for certain personal property leases assumed by the purchasers of the Company’s Eckerd drugstore operations (Eckerd), which were previously reported as operating leases. These guarantees are described in detail in the 2006 10-K.

14) Discontinued Operations

Eckerd Drugstores
Management continues to review and update the remaining reserves related to the sale of Eckerd on a quarterly basis and believes that the overall reserves, as adjusted, are adequate at the end of the third quarter of 2007 and consistent with original estimates. Any cash payments for the Eckerd-related reserves are included separately in the Company’s Consolidated Statements of Cash Flows as discontinued operations. The Company’s financial statements reflect Eckerd as a discontinued operation for all periods presented.

Discontinued operations had no impact for the third quarter of 2007 and reflected net credits of $7 million, or $0.03 per share, for first nine months of 2007. For the third quarter of 2006, discontinued operations were a net credit of $1 million, while the first nine months of 2006 reflected a net charge of $1 million. There was no earnings per share impact for the third quarter or the first nine months of 2006. Results of discontinued operations for the 2007 and 2006 periods presented related primarily to management’s on-going review and true-up of Eckerd reserves.

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

Key Items

Operating Performance

•
After a strong Back-to-School season, sales in September and October weakened due to a challenging macroeconomic environment for consumers combined with unseasonable weather patterns across much of the country, resulting in a total department store sales decline of 0.7% and comparable department store sales decline of 3.5% for the third quarter. Year-to-date total department store sales increased 2.6% and comparable department store sales increased 0.1%. Internet sales increased 11.8% and 15.4% for the third quarter and nine months of 2007, respectively, reflecting the continued transition from traditional print media to online shopping. Direct sales, which include jcp.com, print and outlet stores, decreased 3.6% for the third quarter and 3.2% on a year-to-date basis through the third quarter of 2007.

•
Operating income for the third quarter declined to $411 million, or 8.7% of sales, compared to $504 million, or 10.5% of sales, last year. This represents a decrease of 18.5% on a dollar basis, or 180 basis points as a percent of sales. Third quarter operating results were negatively impacted by the sales trends and a higher level of markdowns to clear seasonal merchandise. SG&A expenses were well managed, decreasing 2.1% from last year due to lower salary and related expenses, and were leveraged by 30 basis points as a percent of sales. Operating income for the first nine months of 2007 was $1,159 million, or 8.6% of sales, compared to $1,166 million, or 8.8% of sales, last year. This represents a decrease of 20 basis points as a percent of sales.

•
EPS from continuing operations for the third quarter of 2007 decreased to $1.17, from $1.26 per share in last year’s third quarter. On a dollar basis, income from continuing operations was $261 million, compared to $286 million in the same period last year. Results for the third quarter of 2007 included a credit of $0.14 per share, or $32 million, primarily from the favorable settlement of a federal income tax audit.

For the nine months of 2007, EPS from continuing operations increased 2.8% to $2.98 from $2.90 per share for the same period last year. Income from continuing operations on a dollar basis was $674 million in the first nine months of 2007, compared to $677 million for the same period last year.

New Store Growth and Sephora inside JCPenney

•
During the third quarter, the Company opened 28 new and relocated stores, completing its plan to open 50 stores in 2007, resulting in a 4% increase in square footage. In addition, renovations of 65 stores were also completed, which was the plan for the year. Management is pleased with the new store productivity and customer response in those communities. The Company opened 11 Sephora inside JCPenney locations during the third quarter of 2007, increasing the total Sephora inside JCPenney locations to 47. Early results of Sephora inside JCPenney have been very positive.

Results of Operations

($ in millions, except EPS)	13 weeks ended		39 weeks ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
	2007	2006	2007	2006

Retail sales, net	$4,729	$4,781	$13,470	$13,239
Gross margin	1,879	1,985	5,360	5,290
Operating expenses:
Selling, General and Administrative (SG&A)	1,348	1,377	3,882	3,859
Depreciation and amortization	110	98	310	274
Pre-opening	19	14	40	21
Real estate and other (income), net	(9)	(8)	(31)	(30)
Total operating expenses	1,468	1,481	4,201	4,124
Operating income	411	504	1,159	1,166
Net interest expense	41	36	110	102
Bond premium and unamortized costs	-	-	12	-
Income from continuing operations
before income taxes	370	468	1,037	1,064
Income tax expense	109	182	363	387
Income from continuing operations	$261	$286	$674	$677

Diluted EPS from continuing operations	$1.17	$1.26	$2.98	$2.90

Average shares assuming dilution	224	228	226	233

Ratios as a percent of sales:
Gross margin	39.7%	41.5%	39.8%	40.0%
SG&A expenses	28.5%	28.8%	28.8%	29.1%
Total operating expenses	31.0%	31.0%	31.2%	31.2%
Operating income	8.7%	10.5%	8.6%	8.8%

For the third quarter of 2007, the Company reported income from continuing operations of $261 million, or $1.17 per share, compared to $286 million, or $1.26 per share, for the comparable 2006 period. Income from continuing operations for the first nine months of 2007 was $674 million, or $2.98 per share, compared to $677 million, or $2.90 per share, for the first nine months of 2006. Results for the third quarter and the first nine months of 2007 included tax credits of $32 million and $35 million, respectively, or $0.14 and $0.15 per share, respectively. Results for the first nine months of 2006 included tax credits of $26 million, or $0.11 per share.

The Company’s results for the third quarter of 2007 were negatively impacted by lower sales and gross margin rates. While the Company had a successful Back-to-School season, sales softened during the third quarter, as a result of a challenging retail environment, created by the current macroeconomic conditions affecting consumers, including weak housing market conditions, high energy prices, and uncertainty in the mortgage and credit markets. Unseasonable weather trends experienced throughout much of the country also contributed to lower sales of seasonal apparel. Despite the weak sales environment, the Company maintained operating expenses at a rate equal to last year based on percent of sales, even with higher pre-opening expenses related to new store openings. EPS for the third quarter and the first nine months of 2007 benefited from the reduction in average shares outstanding compared to the prior year due to the Company’s 2007 and 2006 common stock repurchase programs.

Retail Sales, Net
($ in millions)
	13 weeks ended		39 weeks ended
	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
	2007	2006	2007	2006
Retail sales, net	$4,729	$4,781	$13,470	$13,239
Sales percent (decrease)/increase:
Comparable department stores(1)	(3.5)%	5.2%	0.1%	4.4%
Total department stores	(0.7)%	7.0%	2.6%	5.5%
Internet sales	11.8%	27.0%	15.4%	24.6%
Total Direct (Internet/catalog)	(3.6)%	5.3%	(3.2)%	4.0%

(1) Comparable department store sales include sales from new stores, relocated stores and stores reopened after being closed for an extended period (e.g., stores closed due to natural disasters) after they have been open for 12 full consecutive fiscal months. Stores remodeled and minor expansions not requiring store closure remain in the comparable department store sales calculation.

Department Store Sales. Total department store sales decreased 0.7% for the third quarter of 2007 and comparable department store sales decreased 3.5%. For the third quarter of 2006, total department store sales increased 7.0% and comparable department store sales increased 5.2%. For the first nine months of 2007, total department store sales increased 2.6% and comparable department store sales increased 0.1%.

For the third quarter of 2007, sales declines were driven primarily by diminished mall-store traffic, with negative trends in average unit retail prices resulting from a more promotional environment. Although sales were soft across most merchandise categories, the Company’s best performing merchandise categories were women’s apparel, fine jewelry and family shoes. The weakest sales results were in children’s apparel and big-ticket home items. Both the Northwestern and Southwestern regions reported sales gains during the third quarter of 2007, compared to the same period in 2006. Sales decreases were reported in the Southeast, Northeast and Central regions of the country.

Sales in the third quarter of 2007 reflected a weakened consumer spending environment compared to last year, as well as the continuation of unseasonable weather patterns of higher than average fall temperatures in much of the country. The challenging macroeconomic environment affected consumer spending patterns across all shopping channels, similarly impacting both existing and new stores sales trends as well as Direct. Third quarter results were also impacted by the calendar shift moving a portion of the Back-to-School selling season into the second quarter.

Private brand sales, including exclusive brands found only at JCPenney, were 50% of total department store merchandise sales for the third quarter of 2007. The Company’s recent launches of private and exclusive brands include Ambrielle®, Liz & Co.®, CONCEPTS by ClaiborneTM, and C7P®, a Chip & Pepper® Production, a denim and sportswear line for juniors and young men.

Management continues to be pleased with the initial results of Sephora inside JCPenney locations and the volume of transactions through the link from jcp.com to Sephora.com. In the third quarter of 2007, the Company added 11 Sephora inside JCPenney locations (10 in new stores and one in an existing store) increasing the total to 47.

Direct (Internet/Catalog) Sales. Internet continued to experience positive sales trends, increasing 11.8% for the third quarter 2007, on top of a 27.0% increase in the same period last year. Internet sales increased 15.4% for the first nine months of 2007 compared with an increase of 24.6% for the first nine months of 2006. For the third quarter and first nine months of 2007, Internet sales exceeded catalog print media sales, and were about half of total Direct sales, up from approximately 44% for last year’s first nine months.

Total Direct sales, which include Internet, print media and catalog outlet stores, decreased 3.6% for the third quarter of 2007, compared to a 5.3% increase for the same period last year. Direct sales represented 14.7% of total net retail sales for the third quarter of 2007, compared to 15.0% of total net retail sales for the third quarter of 2006. Overall, Direct sales for the third quarter and first nine months of 2007 were below last year due primarily to weakness in the print business, particularly the Big Book, and weakness in Home, which accounts for approximately half of total Direct sales.

Merchandise Initiatives
The Company continues to enhance its strong private, exclusive and national brands that develop customer loyalty by focusing its merchandise more closely on customer lifestyles. Resources continue to be focused on the Company’s branding efforts to ensure consistency in product design, packaging, in-store presentation, lifestyle marketing and point-of-sale support.

American Living®. As announced in February 2007, the Company plans to launch American Living®, a new lifestyle brand created exclusively for the JCPenney customer by Polo Ralph Lauren’s Global Brand Concepts, in the spring season of 2008. The launch will be the largest in the Company’s history and will include a full range of merchandise for men, women and children, as well as intimate apparel, accessories, footwear and home goods.

Red Box GiftsTM. Building on its Red Box GiftsTM Christmas gift program launched in 2006, the Company introduced an expanded Red Box GiftsTM selection in November 2007. By offering a selection of innovative, high-quality gifts - at smart prices - along with convenient shopping options and dedicated customer service, the Company’s goal is to establish JCPenney as the leading destination for Christmas gift giving.

Marketing Initiatives
In mid-November, the Company launched an integrated marketing campaign for the 2007 Christmas season. The campaign includes print, broadcast commercials, direct mailing and online communications, as well as non-traditional media elements such as cinema ads and mobile phone marketing, all designed to celebrate the magic of Christmas and showcase the Company’s compelling merchandise assortment.

Gross Margin
Gross margin decreased 180 basis points to 39.7% of sales for the third quarter of 2007, or $1,879 million on a dollar basis, compared to 41.5%, or $1,985 million, for the comparable 2006 period. This decrease reflects increased markdowns from the acceleration of pricing actions on selected merchandise to manage elevated inventory levels due to weaker sales during the period. Through the first nine months of 2007, gross margin, while increasing $70 million from last year, declined 20 basis points to $5,360 million, or 39.8% of sales, compared to $5,290 million, or 40.0% of sales, for the first nine months of 2006.

SG&A Expenses
SG&A expenses were well managed even with the addition of 50 new stores during 2007 and the weak sales environment. For the third quarter of 2007, SG&A expenses were 28.5% of sales, an improvement of 30 basis points, compared to 28.8% of sales for the third quarter of 2006. On a dollar basis, SG&A expenses for the 2007 third quarter were reduced to $1,348 million, compared to $1,377 million for last year’s third quarter. For the first nine months of 2007, SG&A expenses improved 30 basis points as a percent of sales, to 28.8%, compared to 29.1% for the first nine months of 2006. On a dollar basis, SG&A expenses for the first nine months of 2007 were $3,882 million, compared to $3,859 million for last year’s first nine months. SG&A expenses were favorably impacted in both the quarter and year-to-date periods in 2007 by lower salary and related expenses, including the previously disclosed decline in pension expense, as well as the leverage of Direct operating costs.

Depreciation and Amortization Expenses
As expected, with the accelerated new store openings and investments in renovating existing stores, depreciation and amortization expenses increased to $110 million, or 30 basis points higher as a percentage of sales, for the third quarter of 2007, compared to $98 million for the comparable 2006 period. Depreciation and amortization expenses increased to $310 million, or 20 basis points higher as a percentage of sales, for the first nine months of 2007, compared to $274 million for the comparable 2006 period.

Pre-Opening Expense
Pre-opening expense includes costs such as advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rental costs. In connection with the Company’s accelerated store growth strategy, pre-opening expense increased to $19 million for the third quarter of 2007, compared to $14 million for the comparable 2006 period. Through the first nine months of 2007, pre-opening expense increased to $40 million, compared to $21 million for the comparable 2006 period. The increase in pre-opening expense for the first nine months of 2007 is related to the opening of 50 new and relocated stores (28 in the third quarter). In addition, the Company’s Gretna, Louisiana, department store reopened in the third quarter of 2007 after being closed since Hurricane Katrina. For the first nine months of 2006, 28 new stores were opened (25 in the third quarter).

Real Estate and Other (Income), Net
Real Estate and Other consists of recurring operations of the Company’s real estate subsidiaries, including its investments in real estate partnerships, periodic gains and losses on the sale of real estate properties no longer used in Company operations, asset impairments, other charges associated with underperforming facilities and other items that are not part of regular department store and Direct operations. Real Estate and Other for the third quarter of 2007 resulted in a credit of $9 million, compared to a credit of $8 million in the third quarter of 2006. For the first nine months of 2007 and 2006, Real Estate and Other resulted in credits of $31 million and $30 million, respectively, due primarily to ongoing real estate activities.

Net Interest Expense
Net interest expense consists primarily of interest expense on long-term debt, net of interest income earned on cash and short-term investments. For the third quarter of 2007, net interest expense was $41 million, an increase of 13.9% when compared to $36 million incurred in the third quarter of 2006. The increase was primarily the result of an increase in average long-term debt, combined with a decrease in short-term investments. For the first nine months of 2007, net interest expense was $110 million, compared to $102 million for the first nine months of 2006.

Bond Premium and Unamortized Costs
Bond premium and unamortized costs for the first nine months of 2007 consisted of a pre-tax charge of $12 million related to the call premium and write-off of unamortized costs for the June 1, 2007 early redemption of JCP’s 8.125% Debentures Due 2027.

Income Taxes
The Company’s effective income tax rate for continuing operations was 29.5% for the third quarter of 2007, compared to 38.9% for the third quarter of 2006. The effective tax rate for 2007’s third quarter was favorably impacted by a $32 million credit primarily from the favorable settlement of a federal income tax audit previously disclosed in conjunction with the adoption of the Financial Accounting Standards Board’s (FASB’s) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48). The Company’s effective income tax rate for continuing operations for the first nine months of 2007 was 35.0%, compared to 36.4% for the first nine months of 2006.

The Company adopted the provisions of FIN 48 on February 4, 2007. Upon adoption, the Company recognized a $5 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to retained earnings. See Note 1 for a discussion of FIN 48.

Discontinued Operations
Discontinued operations had no impact for the third quarter of 2007 and reflected a net credit of $7 million, or $0.03 per share, for the first nine months of 2007. For the third quarter of 2006, discontinued operations resulted in a net credit of $1 million, while the first nine months of 2006 reflected a net charge of $1 million. There was no EPS impact for the third quarter or the first nine months of 2006. Results of discontinued operations for the 2007 and 2006 periods presented related primarily to management’s on-going review and true-up of Eckerd reserves.

Merchandise Inventory

Merchandise inventory increased 10.7% to $4,734 million as of November 3, 2007, compared to $4,275 million as of October 28, 2006, as a result of 50 new stores opened in 2007 and earlier receipt of holiday merchandise due to the calendar shift as well as lower than expected third quarter sales. Merchandise inventory was $3,400 million at February 3, 2007.

Liquidity and Capital Resources

The Company ended the third quarter with approximately $1.7 billion in cash and short-term investments, which represented approximately 44% of the $3.8 billion of outstanding long-term debt, including current maturities. Cash and short-term investments included restricted short-term investment balances of $60 million as of November 3, 2007, which are pledged as collateral for a portion of casualty insurance program liabilities.

In the second quarter of 2007, the Company used $400 million of available cash and short-term investments, including cash from stock option exercises, to repurchase 5.1 million shares of common stock and complete the 2007 common stock repurchase program authorized by the Board in March 2007.

On April 27, 2007, the Company issued $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. The Company received proceeds of $980 million, net of underwriting discounts. On June 1, 2007, a portion of the net proceeds was used for the early redemption of the remaining $303 million of JCP’s 8.125% Debentures Due 2027. In the second quarter of 2007, the Company incurred a pre-tax charge of $12 million for this early redemption related to the call premium and write-off of unamortized costs. The remaining net proceeds from the offering will be used for general corporate purposes, including the repayment of 2007 and 2008 long-term debt maturities.

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. As of November 3, 2007, the Company was in compliance with the financial covenants under the 2005 Credit Agreement. No borrowings, other than the issuance of standby and import letters of credit totaling $129 million as of the end of the third quarter of 2007, have been made under the 2005 Credit Agreement. See Note 7 to the Unaudited Interim Consolidated Financial Statements for further discussion of the 2005 Credit Agreement.

Cash Flows
The following is a summary of the Company’s cash flows from operating, investing and financing activities for both continuing and discontinued operations:

($ in millions)
	39 weeks ended
	Nov. 3,	Oct. 28,
	2007	2006
Net cash provided by/(used in):
Continuing operations:
Operating activities	$38	$253
Investing activities	(931)	(549)
Financing activities	(177)	(736)
Discontinued operations:
Operating activities	8	26
Investing activities	(25)	(34)
Financing activities	-	-
Net decrease in cash and short-term investments	$(1,087)	$(1,040)

Cash Flow from Operating Activities - Continuing Operations
Net cash flow from operating activities decreased from last year due to sales and earnings results that were below original expectations, as well as the timing of estimated cash payments for federal income taxes in the current year.

Cash Flow from Investing Activities - Continuing Operations
Capital expenditures were $939 million for the first nine months of 2007, compared with $560 million for the first nine months of 2006. Capital spending was principally for new stores and store renewals and modernizations. During the first nine months of 2007, the Company completed the first year of its five-year plan with the opening of 50 new stores, including 16 relocations, and the renovation of 65 existing stores. The Company continues to expect 2007 capital expenditures to total approximately $1.2 billion.

Cash Flow from Financing Activities - Continuing Operations
During the first quarter of 2007, the Company received proceeds of $980 million, net of underwriting discounts, from the issuance of $1.0 billion aggregate principal amount of new senior unsecured notes. For the first nine months of 2007, cash payments on long-term debt, including capital leases, totaled $635 million, primarily consisting of the $303 million early redemption of JCP’s 8.125% Debentures Due 2027 in June 2007 and the $325 million outstanding principal amount of JCP’s 7.60% Notes Due 2007, which matured during the first quarter. For the first nine months of 2006, there were no issuances of debt, and payments on existing debt, including capital leases, totaled $12 million.

During the first nine months of 2007, the Company repurchased 5.1 million shares of common stock for $400 million. During the first nine months of 2006, the Company repurchased 11.3 million shares of common stock for $750 million.

Net proceeds from the exercise of stock options were $44 million and $104 million for the first nine months of 2007 and 2006, respectively.

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

As authorized by the Board, the Company paid quarterly cash dividends as follows during the first nine months of 2007 and 2006:

	2007		2006
	Per Share	Total (in millions)	Per Share	Total (in millions)
February 5, 2007 and February 1, 2006	$0.18	$41	$0.125	$29
May 1, 2007 and May 1, 2006	0.20	45	0.180	42
August 1, 2007 and August 1, 2006	0.20	44	0.180	42
November 1, 2007	0.20	43
		$173		$113

Two dividend payments were made during the first quarter of 2007 due to a shift in the fiscal calendar as a result of the 53rd week in 2006. Dividends are paid when, as and if declared by the Board.

Management believes that cash flow generated from operations, combined with the net proceeds from the new senior notes issued in April 2007 and existing cash and short-term investments will be adequate to fund 2007 capital expenditures, working capital and dividend payments, and repay 2007 and 2008 long-term debt maturities. Accordingly, management does not anticipate the need for additional external financing in 2007. Management believes that the Company’s financial position will continue to provide the financial flexibility to support its strategic plan.  In November, Fitch Ratings and Standard & Poor’s Ratings Services affirmed the Company’s long term debt ratings at BBB and BBB-, respectively. Both agencies revised their rating outlooks to stable from positive reflecting their opinions that the retail environment will continue to be challenging through 2008 and the expectation that the Company’s credit and operating metrics improvement will accordingly take longer than previously anticipated.

The Company’s cash flows may be impacted by many factors, including the competitive conditions in the retail industry and the effects of the current economic environment and consumer confidence. Based on the nature of the Company's business, management considers the above factors to be normal business risks.

Aggregate information about the Company’s obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2006 10-K. In addition, in conjunction with the adoption of FIN 48 as of the beginning of 2007, the Company has $28 million of unrecognized tax benefits reflected as a current liability as of the end of the third quarter of 2007 due to the reasonable possibility of resolution of the related uncertain tax positions during the next twelve months. For the remaining unrecognized tax benefits, discussed in Note 1 to the Unaudited Interim Consolidated Financial Statements, the future timing of cash flows cannot be reasonably estimated and could take several years to settle with the respective taxing authorities.

Accounting for Stock-Based Compensation

Stock-Based Compensation Cost

($ in millions)	13 weeks ended		39 weeks ended
	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Stock awards (shares and units)	$2	$9	$19	$21
Stock options	6	6	17	16
Total stock-based compensation cost	$8	$15	$36	$37

Total income tax benefit recognized for
stock-based compensation arrangements	$3	$6	$14	$14

As of November 3, 2007, there was $19 million of unrecognized compensation expense related to unearned associate stock awards (shares and units), which will be recognized over the remaining weighted average vesting period of approximately 1.2 years. Additionally, there was $36 million of unrecognized compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized over the remaining weighted average vesting period of approximately one year.

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

There have been no changes in the Company’s critical accounting policies during the first nine months of 2007, except for the treatment of tax contingency accruals. Effective February 4, 2007, the Company began to measure and record tax contingency accruals in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes.” The expanded disclosure requirements of FIN 48 are presented in Note 1 to the Unaudited Interim Consolidated Financial Statements.

For a further discussion of the judgments management makes in applying its accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the 2006 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 to the Unaudited Interim Consolidated Financial Statements.

Seasonality

The results of operations and cash flows for the 13 and 39 weeks ended November 3, 2007 are not necessarily indicative of the results for the entire year. The Company’s annual earnings depend to a great extent on the results of operations for the last quarter of its fiscal year when a significant portion of the Company’s sales and profits are recorded.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements made within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company’s current view of future events and financial performance. The words expect, plan, anticipate, believe, intend, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, consumer spending patterns and debt levels, the cost of goods, trade restrictions, changes in tariff, freight, paper and postal rates, changes in the cost of fuel and other energy and transportation costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, risks associated with war, an act of terrorism or pandemic, and a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information. Furthermore, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, beginning on page 4 of the Company’s 2006 10-K. The Company intends the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and does not undertake to update or revise these projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the normal course of business due to changes in interest rates. The Company’s market risks related to interest rates at November 3, 2007 are similar to those disclosed in the 2006 10-K.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended November 3, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2006 Form 10-K.

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference

Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006
3.2	J. C. Penney Company, Inc. Bylaws, as amended to February 28, 2007	8-K	001-15274	3.1	03/06/2007
10.1**	J. C. Penney Corporation, Inc. Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	09/26/2007
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

Date: December 12, 2007