Form 10-K
period 2008-02-02
J C PENNEY CO INC
filed 2008-04-01
CIK 1166126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

(Zip Code)

(972) 431-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock of 50 cents par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 4, 2007).

$14,539,411,848

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

221,818,355 shares of Common Stock of 50 cents par value, as of March 17, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2008 Proxy Statement	Part III

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

Since JCP’s founding by James Cash Penney in 1902, the Company has grown to be a major retailer, operating 1,067 JCPenney department stores in 49 states and Puerto Rico as of February 2, 2008. The Company’s business consists of selling merchandise and services to consumers through its department stores and Direct (Internet/catalog) channels. Department stores and Direct generally serve the same type of customers and provide virtually the same mix of merchandise, and department stores accept returns from sales made in stores, via the Internet and through catalogs. The Company markets family apparel, jewelry, shoes, accessories and home furnishings. In addition, the department stores provide customers with services such as salon, optical, portrait photography and custom decorating. See Total Net Sales Mix on page 19 for sales by category.

A five-year summary of certain financial and operational information regarding the Company’s continuing operations can be found in Part II, Item 6, Selected Financial Data, of this Annual Report on Form 10-K. For a discussion of the Company’s ongoing merchandise initiatives, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discontinued Operations

Lojas Renner S.A.

On July 5, 2005, the Company’s indirect wholly owned subsidiary, J. C. Penney Brazil, Inc., closed on the sale of its shares of Lojas Renner S.A. (Renner), a Brazilian department store chain, through a public stock offering registered in Brazil. The net after-tax cash proceeds from the sale of approximately $260 million were used for common stock repurchases, which are more fully discussed in Note 2 to the Consolidated Financial Statements. Through 2007, the sale resulted in a cumulative pre-tax gain of $26 million and a gain of $1 million on an after-tax basis.

Eckerd Drugstores

On July 31, 2004, the Company and certain of its subsidiaries closed on the sale of its Eckerd drugstore operations (Eckerd) to the Jean Coutu Group (PJC) Inc. (Coutu) and CVS Corporation and CVS Pharmacy, Inc. The net after-tax cash proceeds from the sale of approximately $3.5 billion were used for common stock repurchases and debt reduction, which are more fully discussed in Notes 2 and 10. Through 2007, the cumulative loss on the sale was $705 million pre-tax, or $1,320 million on an after-tax basis.

For all periods presented, the results of operations and financial position for Renner and Eckerd are reflected as discontinued operations.

Competition and Seasonality

The business of marketing merchandise and services is highly competitive. The Company is one of the largest department store, catalog and e-commerce retailers in the United States, and it has numerous competitors, as further described in Item 1A, Risk Factors. Many factors enter into the competition for the consumer’s patronage, including price, quality, style, service, product mix, convenience and credit availability. The Company’s annual earnings depend to a great extent on the results of operations for the last quarter of its fiscal year, which includes the holiday season, when a significant portion of the Company’s sales and profits are recorded.

Trademarks

The JCPenney, Every Day Matters, Okie Dokie, Worthington, east5th, a.n.a, St.John’s Bay, The Original Arizona Jean Company, Ambrielle, Stafford, J. Ferrar, JCPenney Home Collection and Studio by JCPenney Home Collection trademarks, as well as certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. The Company considers its marks and the accompanying name recognition to be valuable to its business. For further discussion of the Company’s private brands, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 13 herein.

Web Site Availability

The Company maintains an Internet Web site at www.jcpenney.net and makes available free of charge through this Web site its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments to those reports, as soon as reasonably practicable after the materials are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Web site also provides press releases, an investor update package, access to webcasts of management presentations and other materials useful in evaluating the Company.

Suppliers

The Company has a diversified supplier base, both domestic and foreign, and is not dependent to any significant degree on any single supplier. The Company purchases its merchandise from approximately 3,100 domestic and foreign suppliers, many of which have done business with the Company for many years. In addition to its Plano, Texas home office, the Company, through its international purchasing subsidiary, maintained buying and quality assurance inspection offices in 18 foreign countries as of February 2, 2008.

Employment

The Company and its consolidated subsidiaries employed approximately 155,000 full-time and part-time associates as of February 2, 2008.

Environmental Matters

Environmental protection requirements did not have a material effect upon the Company’s operations during 2007. While management believes it would be unlikely, it is possible that compliance with such requirements would lengthen lead time in expansion plans and increase construction costs and therefore, operating costs due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As of February 2, 2008, the Company estimated its total potential environmental liabilities to range from $38 million to $49 million and recorded management’s best estimate of $43 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving the Company’s former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of Company facilities. Management continues to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If the Company were to incur losses at the upper end of the estimated range, management does not believe that such losses would have a material effect on the Company’s financial condition, results of operations or liquidity.

Executive Officers of the Registrant

The following is a list, as of March 27, 2008, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP, other than Mr. Alcorn, whose title with JCP is Senior Vice President, Controller and Chief Purchasing Officer. References to JCPenney positions held during fiscal years 2001 and earlier (prior to the creation of the holding company) are for JCP. There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age

Myron E. Ullman, III	Chairman of the Board and Chief Executive Officer	61

William J. Alcorn	Senior Vice President and Controller	59

Joanne L. Bober*	Executive Vice President, General Counsel and Secretary	55

Robert B. Cavanaugh	Executive Vice President and Chief Financial Officer	56

Ken C. Hicks	President and Chief Merchandising Officer, Director	55

Thomas M. Nealon	Executive Vice President and Chief Information Officer	47

Michael T. Theilmann	Executive Vice President, Chief Human Resources and Administration Officer	43

* Ms. Bober retired as Executive Vice President, General Counsel and Secretary of the Company effective March 31, 2008.

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

Mr. Hicks has served as a Director of the Company since March 2008. He has served as President and Chief Merchandising Officer of the Company since January 2005. He served as President and Chief Operating Officer of Stores and Merchandise Operations from July through December 2004. He has served as a director, and President and Chief Merchandising Officer of JCP since January 2005. He served as President and Chief Operating Officer of Stores and Merchandise Operations of JCP from July 2002 to December 2004. From 1999 to 2002, he served as President of Payless ShoeSource, Inc.

Mr. Nealon has served as Executive Vice President and Chief Information Officer since October 2006. From 2002 to 2006, he was employed by EDS, where he served on assignment as the Senior Vice President and Chief Information Officer of Southwest Airlines Co. From 2000 to 2002, he was a partner with the Feld Group.

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

The Company’s results of operations are sensitive to changes in overall economic and political conditions that impact consumer spending, including discretionary spending. Many economic factors outside of the Company’s control, including the housing market, interest rates, recession, inflation and deflation, energy costs and availability, consumer credit availability and terms, consumer debt levels, tax rates and policy, and unemployment trends influence consumer confidence and spending. The domestic and international political situation also affects consumer confidence and spending. Additional events that could impact the Company’s performance include pandemics, terrorist threats and activities, worldwide military and domestic disturbances and conflicts, and political instability. A continued reduction in the level of consumer spending could adversely affect the Company’s growth and profitability.

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

The Company’s merchandise is sourced from a wide variety of suppliers, and its business depends on being able to find qualified suppliers and access products in a timely and efficient manner. A substantial portion of the Company’s merchandise is sourced outside of the United States. All of the

Company’s suppliers must comply with the Company’s supplier legal compliance program and applicable laws, including consumer and product safety laws. Although the Company diversifies its sourcing and production by country, the failure of a supplier to produce and deliver the Company’s goods on time, to meet the Company’s quality standards and adhere to the Company’s product safety requirements or to meet the requirements of the Company’s supplier compliance program or applicable laws, or the Company’s inability to flow merchandise to its stores or through Direct in the right quantities at the right time could adversely affect the Company’s profitability and could result in damage to the Company’s reputation. Similarly, political or financial instability, changes in U.S. and foreign laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations, as well as currency exchange rates, transport capacity and costs and other factors relating to foreign trade and the inability to access suitable merchandise on acceptable terms could adversely impact the Company’s results of operations. In addition, the Company’s inability to successfully realign its buying, marketing and inventory and planning and allocation for stores and Direct could adversely impact the Company’s results of operations.

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

The Company’s plans to add new stores, primarily in the off-mall format, depend in part on the availability of store sites or existing retail stores on acceptable terms. The Company competes with other retailers and businesses for suitable locations for its stores. Local land use and other regulations may impact the Company’s ability to find suitable locations. In addition, increases in real estate, construction and development costs could limit the Company’s growth opportunities and adversely impact its return on investment. Furthermore, although the Company has conducted strategic market research, including reviewing demographic and regional economic trends, prior to making a decision to enter into a particular market, the Company cannot be certain that its entry into a particular market will prove successful. The inability to execute the Company’s new store growth strategy in a manner that generates appropriate returns on investment could have an adverse impact on its future growth and profitability.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

At February 2, 2008, the Company operated 1,067 JCPenney department stores throughout the continental United States, including Alaska, and Puerto Rico, of which 358 were owned, including stores located on ground leases. The Company owned and operated four Direct (Internet/catalog) fulfillment centers and operated four regional warehouses, of which three were owned. In addition, the Company owned seven of its 13 store merchandise distribution centers, each of which was located in the Company’s owned fulfillment centers or regional warehouses, as well as its home office facility in Plano, Texas, and approximately 240 acres of property adjacent to the facility.

The following table lists the Company’s 1,067 JCPenney department stores operating as of February 2, 2008.

Alabama	17	Maine	6	Oklahoma	18
Alaska	1	Maryland	17	Oregon	14
Arizona	21	Massachusetts	12	Pennsylvania	42
Arkansas	16	Michigan	42	Rhode Island	3
California	78	Minnesota	26	South Carolina	17
Colorado	21	Mississippi	17	South Dakota	8
Connecticut	10	Missouri	24	Tennessee	24
Delaware	3	Montana	9	Texas	84
Florida	56	Nebraska	12	Utah	9
Georgia	30	Nevada	7	Vermont	6
Idaho	9	New Hampshire	10	Virginia	27
Illinois	40	New Jersey	17	Washington	22
Indiana	30	New Mexico	10	West Virginia	9
Iowa	20	New York	42	Wisconsin	24
Kansas	19	North Carolina	36	Wyoming	5
Kentucky	22	North Dakota	8	Puerto Rico	7
Louisiana	14	Ohio	46

Information relating to certain of the Company’s facilities is included in Part II, Item 6, Selected Financial Data, of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

The Company has no material proceedings pending against it.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2007.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

The Company’s common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 17, 2008 was 35,651. In addition to common stock, the Company has authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at February 2, 2008.

The table below sets forth the quoted high and low market prices of the Company’s common stock on the NYSE for each quarterly period indicated, the quarter-end closing market price of the Company’s common stock, as well as the quarterly cash dividends declared per share of common stock:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Per share:	2007	2006	2007	2006	2007	2006	2007	2006
Dividend	$0.20	$0.18	$0.20	$0.18	$0.20	$0.18	$0.20	$0.18

Market price:
High	$87.18	$65.64	$82.49	$69.34	$70.21	$77.76	$53.03	$85.48
Low	$76.50	$54.18	$65.73	$59.51	$52.82	$61.42	$33.27	$73.92
Close	$80.06	$65.46	$65.73	$62.75	$53.29	$76.25	$48.50	$83.70

The Company’s Board of Directors (Board) reviews the dividend policy and rate on a quarterly basis, taking into consideration the overall financial and strategic outlook for the Company, earnings, liquidity and cash flow projections, as well as competitive factors. On March 27, 2008, the Board declared a quarterly dividend of $0.20 per share to be paid on May 1, 2008.

Additional information relating to the common stock and preferred stock of the Company is included under the captions “Consolidated Statements of Stockholders’ Equity” (page F-5), “Common Stock Repurchase Programs” (page F-16) and “Capital Stock” (page F-21), which appear in this Annual Report on Form 10-K on the pages indicated.

Issuer Purchases of Securities

During the 2004 to 2007 period, the Company repurchased shares of its common stock under its common stock repurchase programs totaling $5.3 billion in the aggregate as authorized by the Board. Share repurchases were made in open-market transactions, subject to market conditions, legal requirements and other factors. The Company repurchased and retired 5.1 million, 11.3 million, 44.2 million and 50.1 million shares of common stock during 2007, 2006, 2005 and 2004, respectively, at a cost of approximately $400 million, $750 million, $2.2 billion and $1.95 billion, respectively. No repurchases of common stock were made during the fourth quarter of 2007, and no amounts remained authorized for share repurchase as of February 2, 2008.

Five-Year Total Stockholder Return Comparison

The following presentation compares JCPenney’s cumulative stockholder returns for the last five fiscal years with the returns of the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores over the same period. A list of these companies follows the graph below. The graph assumes $100 invested at the closing price of the Company’s common stock on the NYSE and each index on January 25, 2003 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day of each fiscal year. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

	2002	2003	2004	2005	2006	2007
JCPenney	$100	$138	$223	$304	$458	$269
S&P 500	100	134	141	157	181	178
S&P Dept. Stores	100	134	157	183	264	168

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6.    Selected Financial Data.

FIVE-YEAR FINANCIAL SUMMARY (UNAUDITED)

(in millions, except per share data)	2007		2006(1)		2005	2004		2003(1)
FINANCIAL SUMMARY
Results for the year
Total net sales	$19,860		$19,903		$18,781	$18,096		$17,513
Sales percent (decrease)/increase:
Total net sales	(0.2	)%(1)	6.0	%(1)	3.8%	3.3	%(1)	0.7	%(1)
Comparable store sales increase(2)	0.0%		4.9%		4.2%	5.9%		2.4%
Depreciation and amortization expenses	$426		$389		$372	$359		$386
Pre-opening expense	46		27		15	11		4
Income from continuing operations	1,105		1,134		977	657		360
Ratios as a percent of sales:
Gross margin	38.6%		39.3%		38.3%	37.5%		35.8%
Selling, general and administrative (SG&A) expenses	27.0%		27.7%		27.8%	28.4%		29.3%
Total operating expenses	29.1%		29.6%		29.6%	30.5%		31.3%
Operating income	9.5%		9.7%		8.7%	7.0%		4.5%
Return on beginning stockholders’ equity – continuing operations	25.8%		28.3%		20.1%	12.1%		5.7%
Return on beginning invested capital – continuing operations(3)	16.5%		17.4%		13.3%	8.4%		5.6%

Per common share
Income from continuing operations, diluted	$4.90		$4.88		$3.83	$2.20		$1.20
Dividends declared	0.80		0.72		0.50	0.50		0.50
Stockholders’ equity	23.95		19.02		17.21	17.89		19.08

Financial position and cash flow
Total assets	$14,309		$12,673		$12,461	$14,127		$18,300
Merchandise inventory	3,641		3,400		3,210	3,142		3,135
Property and equipment, net	4,959		4,162		3,748	3,575		3,461
Long-term debt, including current maturities	3,708		3,444		3,465	3,923		5,356
Stockholders’ equity	5,312		4,288		4,007	4,856		5,425
Cash flow from operating activities – continuing operations	1,244		1,255		1,337	1,111		795
Capital expenditures	1,243		772		535	398		359
Dividends paid, common and preferred	174		153		131	150		160

Other
Common shares outstanding at end of year	222		226		233	271		274
Weighted-average common shares:
Basic	223		229		253	279		272
Diluted	225		232		255	307		297

(1) 2006 and 2003 each contained 53 weeks. Total net sales percent includes the effect of the 53rd week in 2006 and 2003. Excluding sales of $254 million for the 53rd week in 2006, total net sales increased 1.1% and 4.6% for 2007 and 2006, respectively. Excluding sales of $198 million for the 53rd week in 2003, total net sales increased 4.5% and decreased 0.4% for 2004 and 2003, respectively.

(2) Comparable store sales are presented on a 52-week basis, and include sales from new stores, relocated stores and stores reopened after being closed for an extended period (e.g., stores closed due to natural disasters) after they have been open for 12 full consecutive fiscal months. Stores remodeled and minor expansions not requiring store closure remain in the comparable store sales calculation. Beginning in 2008, the Company changed its sales reporting to include online sales, through jcp.com, in comparable store sales. Comparable store sales presented in the table above have been reclassified for all periods presented to include jcp.com sales.

(3) Represents income from continuing operations plus after-tax interest expense on long-term debt divided by the sum of beginning of year stockholders’ equity and long-term debt, including current maturities.

FIVE-YEAR OPERATIONS SUMMARY (UNAUDITED)

	2007	2006	2005	2004	2003
OPERATIONS SUMMARY
Number of JCPenney department stores:

Beginning of year	1,033	1,019	1,017	1,020	1,043
Openings	50	28	18	14	6
Closings	(16)	(14)	(16)	(17)	(29)

End of year	1,067	1,033	1,019	1,017	1,020

Gross selling space (square feet in millions)	106.6	103.1	101.4	101.3	101.1
Sales per gross square foot(1)	$177	$176	$167	$159	$150
Sales per net selling square foot(1)	$248	$248	$236	$225	$212

Third-party merchants, outlet stores, freestanding sales centers and other(2)	358	417	448	470	524

(1) Calculation includes the sales and square footage of department stores that were open for a full year as of each year end. Beginning in 2008, the Company changed its sales reporting to include jcp.com in comparable store sales. Accordingly, the calculation includes sales for jcp.com for all periods presented. The 2006 and 2003 calculations exclude sales of the 53rd week.

(2) In addition to these catalog sales facilities, the Company has catalog desks in substantially all of its department stores.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion, which presents the results of JCPenney, should be read in conjunction with the accompanying consolidated financial statements and notes thereto beginning on page F-3, along with the unaudited Five-Year Financial and Operations Summaries on pages 11 and 12, the risk factors beginning on page 4 and the cautionary statement regarding forward-looking information on page 38. Unless otherwise indicated, this Management’s Discussion and Analysis (MD&A) relates only to results from continuing operations, all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years. Fiscal 2007 and 2005 each contained 52 weeks, while 2006 contained 53 weeks.

Corporate Governance and Financial Reporting

The Company remains committed to maintaining the highest standards of corporate governance and continuously improving the transparency of its financial reporting, by providing stockholders with informative financial disclosures and presenting a clear and balanced view of the Company’s financial position and operating results. Management continues to employ a reporting matrix that requires written certifications on a quarterly basis from a cross-disciplined team of approximately 20 senior members of its management team who have responsibility for preparing, verifying and reporting corporate results.

For this Annual Report on Form 10-K, the Company made further enhancements to its financial reporting with expanded disclosures in several areas, such as:

•	adding a description of key performance indicators evaluated by senior management;
•	providing quantification of the estimated range of potential environmental exposures and discussion of the underlying judgments and assumptions;
•	including outstanding merchandise purchase orders issued to suppliers in the contractual obligation table;
•	adding further sensitivity analysis to the discussion of the Company’s critical accounting policies; and
•	disclosing the amount of cooperative advertising reimbursements netted against gross advertising costs.

Consistent with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Company is required to report on the effectiveness of its internal control over financial reporting each fiscal year. In relation to these requirements, the Company’s external auditors expressed an unqualified opinion regarding the effective operation of the Company’s internal control over financial reporting.

Executive Overview

Key Performance Indicators

In evaluating the Company’s results, senior management reviews the following key performance indicators:

Comparable store sales – Comparable store sales, which are presented on a 52-week basis, provide a measure of existing store sales productivity and performance. Beginning in 2008, the Company changed its sales reporting methodology to include online sales, through jcp.com, in comparable store sales. This change better reflects the Company’s current initiative to consolidate the merchandising and marketing for department stores, jcp.com and catalog and is consistent with the sales reporting practices of key retail competitors. Under this new methodology, comparable store sales include sales from new stores, relocated stores and stores reopened after being closed for an extended period after having been open for 12 full consecutive fiscal months, as well as online sales from jcp.com. Stores remodeled and minor expansions not requiring store closure remain in the comparable store sales calculation.

Management considers comparable store sales to be a key indicator of the Company’s current performance measuring the growth in sales and sales productivity of existing stores. Positive comparable store sales contribute to greater leveraging of costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to de-leveraging of costs. Comparable store sales also have a direct impact on the Company’s total net sales and the level of cash flow.

Gross margin – Gross margin is the difference between total net sales and cost of the merchandise sold and is typically expressed as a percentage of total net sales. The cost of merchandise sold includes all direct costs of bringing merchandise to its final selling destination. These costs include the cost of the merchandise (net of discounts or allowances earned), freight costs, warehousing costs, sourcing and procurement costs, buying and brand development costs including buyers’ salaries and related expenses, merchandise examination, inspection and testing, store merchandise distribution center expenses and shipping and handling costs incurred related to direct sales to customers.

Gross margin is a measure of profitability of a retail company at the most fundamental level of buying and selling merchandise and measures a company’s ability to effectively manage the total costs of sourcing and allocating merchandise against the corresponding retail pricing designed to offer quality merchandise at smart prices. Gross margins not only cover marketing, selling and other operating expenses, but also must include a profit element to reinvest back into the business.

Operating income – Operating income is equal to earnings before net interest expense, bond premiums and unamortized costs and income tax expense.

Operating income is a measure of the Company’s earnings power from the ongoing retail operations and is the key measurement on which management evaluates the operating performance of its business. The key drivers of operating income are total net sales, gross margin and operating expenses.

Sales productivity – The Company, along with its peers, makes significant investments in building, renovating and operating stores. Management measures the returns on those investments through productivity measures such as sales per square foot. Sales per square foot is the result of customer traffic times the sales conversion rate times the number of units sold at an average unit retail selling price. Management uses these measures to evaluate and assess the operational performance of department stores in the Company’s portfolio. These metrics are compared against expectations and key retail competitors to measure the productivity of and return on store investments and the success of the Company’s merchandise offerings. In addition, management monitors the productivity of its web site and catalog pages using similar metrics, such as sales per web site page or catalog page, average unit retail and number of units sold.

Inventory turnover – Inventory turnover is calculated as cost of goods sold divided by average inventory.

Management evaluates inventory turnover as a measure of how productively and efficiently inventory is moved through the supply chain, from sourcing to allocation to stores or Direct-to-consumer warehouses, and ultimately sale to JCPenney customers. This ratio allows management to monitor the effectiveness of the Company’s supply chain management and the productivity of capital resources employed.

Cash flow – Cash flow refers to the amount of cash generated and used by the Company in carrying out its business activities during the reporting period. Cash flow is classified into three separate activities: operating cash flows, which is cash received or expended as a result of the company’s core business activities; investing cash flows, representing cash received or expended through capital expenditure, investments, acquisitions or divestitures; and financing cash flows, defined as cash received or expended as a result of financial activities, such as issuing or repaying long-term debt, issuing or repurchasing stock, and paying dividends. Positive operating cash flow is an indicator of the sustainability of the Company’s business model of selling merchandise and services to customers. Strong operating cash flows, combined with solid cash investment balances, provides the Company liquidity and flexibility to achieve an appropriate balance between longer term business opportunities and near term economic pressures.

Management evaluates cash flow to determine the sufficiency of the Company’s liquidity in the context of working capital requirements, upcoming debt maturities, maintaining the current dividend level and reinvesting operating cash flow into capital expenditures to drive the Company’s growth initiatives.

2007 Highlights

Sales Performance

Comparable store sales were flat in 2007 following six consecutive years of increases, including a 4.9% increase in 2006, reflecting a significant slowdown in consumer spending, especially in the second half of 2007. Online sales, through jcp.com, continue to be the Company’s fastest growing sales channel, increasing approximately 15% on a 52-week basis, to $1.5 billion in 2007, while catalog print media and outlet stores declined 15% from the prior year.

Store Productivity

In 2007, the Company experienced a slight increase in productivity in its store portfolio with sales per gross square foot, including online sales, increasing to $177 in 2007 from $176 in 2006. Sales productivity in 2007 for new and relocated stores opened in 2003 through 2006 performed above the Company average. Including the annualized sales of new stores opened in 2007, most of which opened in the second half of the year and were more heavily impacted by the acceleration of the consumer spending slowdown, sales productivity for all new stores continue to be higher than the Company average.

Store Growth and Renovations

During 2007, the Company opened 50 new and relocated stores, 42 of which are in the new off-mall format. For the year, net square footage grew 3.4%. In addition to the new stores opened, the Company remodeled 65 existing stores.

Operating Performance

2007 operating income decreased 20 basis points to 9.5% of sales, driven by negative trends in sales, which resulted in a more promotional selling environment and higher levels of clearance merchandise.

Operating Income

($ in millions)	2007	2006	2005
Total net sales	$19,860	$19,903	$18,781

Gross margin	$7,671	$7,825	$7,191
Operating expenses:
Selling, general and administrative (SG&A)	5,357	5,521	5,227
Depreciation and amortization	426	389	372
Pre-opening	46	27	15
Real estate and other (income), net	(46)	(34)	(54)

Total operating expenses	5,783	5,903	5,560

Operating income	$1,888	$1,922	$1,631

As a percent of sales	9.5%	9.7%	8.7%

Income from continuing operations for 2007 decreased 2.6% to $1,105 million, compared to $1,134 million in 2006. Diluted EPS from continuing operations was $4.90 for 2007 versus $4.88 in 2006. The 2007 results reflected tax credits of $38 million, or $0.17 per share, while 2006 results reflected a tax credit of $32 million, or $0.14 per share, both of which were due to the release of income tax reserves resulting from the favorable resolution of prior year tax matters. EPS in 2007 benefited from the reduction in average shares outstanding compared to the prior year due to the Company’s 2007 and 2006 common stock repurchase programs.

Operating Results from Continuing Operations

($ in millions, except EPS)	2007	2006	2005
Operating income	$1,888	$1,922	$1,631
Net interest expense	153	130	169
Bond premiums and unamortized costs	12	-	18

Income from continuing operations before income taxes	1,723	1,792	1,444
Income tax expense	618	658	467

Income from continuing operations	$1,105	$1,134	$977

Diluted EPS from continuing operations	$4.90	$4.88	$3.83
Comparable store sales increase(1)	0.0%	4.9%	4.2%

(1) Comparable store sales are presented on a 52-week basis, and include sales from new stores, relocated stores and stores reopened after being closed for an extended period (e.g., stores closed due to natural disasters) after they have been open for 12 full consecutive fiscal months. Stores remodeled and minor expansions not requiring store closure remain in the comparable store sales calculation. Beginning in 2008, the Company changed its sales reporting to include online sales, through jcp.com, in comparable store sales. Comparable store sales presented in the table above have been reclassified for all periods presented to include jcp.com sales.

2007 Private and Exclusive Brand Launches

During 2007, the Company launched several new private and exclusive brands. These included Ambrielle®, a new private label lingerie brand, two new exclusive brands by Liz Claiborne, Inc., Liz & Co.®, a traditional casual women’s apparel and accessories line, and CONCEPTS by Claiborne™, featuring casual sportswear as well as suits and accessories for the modern male customer, C7P®, a Chip & Pepper® Production, a denim and sportswear line for juniors and young men, and Messages from the Heart®, an infant apparel and gift brand by author and artist Sandra Magsamen.

Expanded Sephora inside JCPenney

The Company expanded the total Sephora inside JCPenney locations to 47 as of year-end 2007. Sephora inside JCPenney continues to perform well, with sales productivity well above the Company average. In early 2008, the Company opened additional Sephora inside JCPenney locations, and expects 72 by the end of the first quarter, with plans to expand to nearly 300 locations by the end of 2010.

New “Every Day Matters®” Brand Positioning

In early 2007, JCPenney launched its new brand positioning: Every Day Matters®, which is expected to position JCPenney as a lifestyle solution for its target customers. This theme is evident in every aspect of the Company’s business, from its approach to merchandising to its marketing and advertising, to most importantly, its enhanced customer service, with associates focused on developing enduring relationships with customers. Results from ongoing customer surveys continue to show increasing customer satisfaction and positive perceptions in categories surveyed.

Capital Structure and Credit Profile

During 2007, the Company completed a $400 million stock repurchase program. Combined with the 2006 stock repurchase program and the 2005 and 2004 capital structure repositioning programs, which were initiated in conjunction with the 2004 sale of Eckerd, the Company has purchased $5.3 billion of its common stock since the beginning of 2004. The Company issued $1.0 billion aggregate principal amount of new senior unsecured notes in 2007, redeemed $303 million of debentures early and paid off $425 million of maturing debt. Throughout 2007, the Company maintained its investment grade credit ratings from all three major credit rating agencies.

Current Developments

2008 Brand Launches

In February 2008, the Company launched American Living™, a new updated traditional lifestyle brand created exclusively for JCPenney by Polo Ralph Lauren’s Global Brand Concepts. The launch is the largest in the Company’s history. Polo Ralph Lauren’s Global Brand Concepts is responsible for merchandise design and collaborates with the Company on marketing and advertising. American Living™ is in the best segment of the Company’s offerings across 40 merchandise categories for women, men and children, as well as shoes, accessories and home goods, and is available in JCPenney’s stores, catalog and on jcp.com.

The Company recently announced the Spring 2008 launch of Le Tigre® from Kenneth Cole, an active inspired brand in junior sportswear with plans to expand into junior footwear and accessories as well as young men’s apparel, footwear and accessories. In addition, the Company launched Simply Green™, an exclusive JCPenney designation, that highlights eco-friendly products across a wide range of private label merchandise. In March 2008, the Company announced the launch of Fabulosity®, a Juniors fashion sportswear line designed by Kimora Lee Simmons, that will be offered exclusively at JCPenney in time for the Back-to-School season.

Recent Awards

In March 2008, JCPenney was recognized by Institutional Investor magazine as the most shareholder friendly company within the broadline/department store segment for the second year in a row. Rankings were based on responses from more than 640 analysts and portfolio managers asked to rank companies’ effectiveness in corporate governance and investor relations.

In March 2008, for the second year in a row, the U.S. Environmental Protection Agency named J. C. Penney Company, Inc. as the ENERGY STAR® Retail Partner of the Year for outstanding energy management and reductions in greenhouse-gas emissions. The award winners are selected from thousands of organizations that participate in the ENERGY STAR® program. Additional awards include JCPenney being one of 34 recipients of the SmartWay Excellence Awards that honor organizations that integrate innovative strategies and technologies into their business operations, resulting in reduced energy consumption and greenhouse-gas emissions.

Results of Operations

The following discussion and analysis, consistent with all other financial data throughout this Annual Report on Form 10-K, focuses on the results of operations and financial condition from the Company’s continuing operations.

Results for 2007 reflected a deteriorating consumer environment. Like other retailers, the Company faced a challenging consumer environment. The combination of weak housing conditions, mortgage and credit market concerns and rising fuel and food prices led to a challenging macroeconomic environment for consumers, resulting in a softening in sales, particularly in the second half of the year.

The negative sales trend which became more evident in the second half of 2007 has continued into the first quarter of 2008 and it is currently expected that a difficult economic environment will continue over the course of 2008.

Income from Continuing Operations

Income from continuing operations was $1,105 million in 2007, compared to $1,134 million in 2006 and $977 million in 2005. 2007 was impacted by pressure on gross margins in a more promotional selling environment in the second half of the year. The impact of gross margin pressure from a weak consumer spending environment was more than offset by effective control of operating expenses, even with higher expenses related to new store openings. 2006 earnings increased as a result of strong sales and gross margin improvement, combined with lower interest expense and bond premiums. EPS from continuing operations in 2007 was $4.90, compared to $4.88 in 2006 and $3.83 in 2005. EPS in 2007 benefited from the reduction in average shares outstanding compared to the prior year due to the Company’s 2007 and 2006 common stock repurchase programs.

Total Net Sales

($ in millions)	2007		2006		2005
Total net sales	$19,860		$19,903		$18,781

Sales percent (decrease)/increase
Total net sales	(0.2	)%(1)	6.0	%(1)	3.8%
Comparable store sales(2)	0.0%		4.9%		4.2%
Sales per gross square foot(3)	$177		$176		$167

(1) Includes the effect of the 53rd week in 2006. Excluding sales of $254 million for the 53rd week in 2006, total net sales increased 1.1% and 4.6% in 2007 and 2006, respectively.

(2) Comparable store sales are presented on a 52-week basis, and include sales from new stores, relocated stores and stores reopened after being closed for an extended period (e.g., stores closed due to natural disasters) after they have been open for 12 full consecutive fiscal months. Stores remodeled and minor expansions not requiring store closure remain in the comparable store sales calculation. Beginning in 2008, the Company changed its sales reporting to include online sales, through jcp.com, in comparable store sales. Comparable store sales presented in the table above have been reclassified for all periods presented to include jcp.com sales.

(3) Calculation includes the sales of stores that were open for the full fiscal year as of each year end, as well as online sales from jcp.com. The 2006 calculation excludes sales of the 53rd week.

Total net sales decreased $43 million, or 0.2%, from $19,903 million in 2006 to $19,860 million in 2007, primarily as a result of the 53rd week in 2006 and the expected decline in catalog print media and outlet store sales. Excluding sales of $254 million for the 53rd week of 2006, total net sales increased 1.1%. New store sales, net of closings, added $456 million in 2007. Comparable store sales, including online sales, were flat with 2006. Comparable store sales were negatively impacted by a decline in JCPenney mall store traffic of approximately 4.0%, consistent with overall mall traffic trends, while the average unit retail and the number of transactions remained at comparable levels to the prior year. Although sales were soft across most merchandise categories, the Company’s best performing categories were women’s and children’s apparel. The weakest sales results were in most home categories, men’s and fine jewelry. Geographically, the western regions reported sales gains during 2007, while decreases were reported in the eastern and central regions of the country.

Total net sales increased $1,122 million, or 6.0%, from $18,781 million in 2005 to $19,903 million in 2006. Comparable store sales increased 4.9% in 2006, driven primarily by an increase in sales transactions, and an increase in online sales of 24%, coupled with positive trends in both units per transaction and average unit retail.

Private and exclusive brands found only at JCPenney, totaled approximately 49%, 48% and 47% of total merchandise sales for 2007, 2006 and 2005, respectively.

Total Net Sales Mix

The following percentages represent the mix of total net sales:

	2007	2006	2005
Women’s apparel	23%	22%	22%
Home	21%	21%	22%
Men’s apparel and accessories	20%	20%	20%
Children’s apparel	11%	11%	11%
Women’s accessories	9%	10%	10%
Family footwear	6%	6%	6%
Fine jewelry	5%	5%	5%
Services and other	5%	5%	4%

	100%	100%	100%

Merchandise Initiatives

The Company continues to enhance its strong private, exclusive and national brands that develop customer loyalty by focusing its merchandise more closely on customer lifestyles. Resources continue to be focused on the Company’s branding efforts to ensure consistency in product design, packaging, in-store and web site presentation, lifestyle marketing and point-of-sale support.

In February 2007, the Company launched Ambrielle®, a new private label lingerie brand. In response to feedback from customers and research of direct competitors, Ambrielle® was created to fill a void in the marketplace for a sensual lingerie brand targeted to the modern customer at a smart price. Also in February 2007, the Company launched two new exclusive brands by Liz Claiborne, Inc., Liz & Co.®, a traditional casual women’s apparel and accessories line, and CONCEPTS by Claiborne™, featuring casual sportswear as well as suits and accessories for the modern male customer. During the back-to-school season, the Company launched C7P®, a Chip & Pepper® Production, a denim and sportswear line for juniors and young men. In January 2008, the Company launched Messages from the Heart®, an infant apparel and gift brand by author and artist Sandra Magsamen, further enhancing the Company’s broad assortment of merchandise for babies and children. Management is pleased with customer response and sales results for all of the Company’s new merchandise launches.

In April 2006, the Company began offering beauty and fragrance products in its stores through Sephora inside JCPenney locations and through the Internet. Through year-end 2007, the Company expanded Sephora inside JCPenney locations to 47 stores. Sephora inside JCPenney locations had a strong 2007 holiday season and continues to perform well—attracting new customers to JCPenney. In early 2008, the Company opened additional Sephora inside JCPenney locations, and expects 72 by the end of the first quarter, with plans to expand to nearly 300 locations by the end of 2010.

Store and Online Shopping Experience

Based on customer feedback, the Company has taken several actions to improve the customer shopping experience across all channels, including more closely aligning in-store and online promotions and merchandise offerings to improve effectiveness while maintaining the capability to address unique customer needs in each channel. To enhance customers’ in-store experiences, the Company has invested in renovating existing stores, enhancing in-store visual displays, accelerated the investment in new stores, particularly the off-mall format, as well as reconfigured the store staffing model to better serve customers while providing cost efficiencies. The Company opened 50 new and relocated stores in 2007, 42 of which were off-mall, bringing the total new off-mall stores concept to 88 locations.

In 2007, the Company launched a “Know Before You Go” initiative on jcp.com, which provides customers with innovative features such as enhanced search capabilities and product information, merchandise availability at local stores and the ability to view weekly sales circulars online, making shopping at JCPenney easier and more efficient.

During 2006, the Company completed its rollout of a new point-of-sale (POS) system to all stores. The POS system reduces transaction time and provides Internet connectivity to all in-store POS devices to enhance the customer shopping experience. In addition, since 2002, the Company has used a customer scorecard to assess progress being made versus key competitors across a broad range of metrics related to areas such as merchandise, shopping environment and services. Since initiating the customer scorecard, JCPenney has made substantial progress across all areas.

Gross Margin

($ in millions)	2007	2006	2005
First-in first-out (FIFO) gross margin	$7,664	$7,809	$7,190
Last-in first-out (LIFO) credit	7	16	1

Gross margin	$7,671	$7,825	$7,191

As a percent of sales	38.6%	39.3%	38.3%

Through the first half of 2007, gross margin increased 70 basis points to 39.8% of sales, or $3,481 million on a dollar basis, compared to 39.1%, or $3,305 million, for the comparable 2006 period. Gross margin was pressured in the third and fourth quarters by an inventory plan that anticipated higher sales and thus resulted in more promotional selling and higher levels of clearance merchandise. As a result, 2007 full year gross margin declined 70 basis points, as a percent of sales, following a 100 basis-point improvement in 2006.

Gross margin improvement of 100 basis points in 2006 was on top of an 80 basis-point improvement in 2005. The improvement reflected continued strength in the performance of the Company’s private brands, ongoing improvements in inventory management, including better flow of seasonal goods resulting in lower markdowns, and a larger contribution to sales from higher margin merchandise divisions. The higher LIFO credit in 2006 was the result of favorable costing, coupled with higher inventory levels.

Selling, General and Administrative (SG&A) Expenses

($ in millions)	2007	2006	2005
SG&A	$5,357	$5,521	$5,227

As a percent of sales	27.0%	27.7%	27.8%

For 2007, SG&A expenses were 27.0% of sales, an improvement of 70 basis points, compared to 27.7% of sales for 2006. On a dollar basis, SG&A expenses for 2007 were down 3.0% from 2006. Advertising expenses, as a percent of sales, were consistent with last year. While overall SG&A expenses were well controlled, the two primary contributors to the year-over year improvement were lower salary and related expenses, including the previously disclosed decline in pension expense, as well as lower incentive compensation expense.

SG&A expenses improved by 10 basis points in 2006 to 27.7% of sales, on top of a 60 basis-point improvement in 2005. As a percent of sales, advertising costs increased 30 basis points, while total retirement-related benefit plan expenses decreased 30 basis points. Increased advertising expenses included costs related to the March 2006 virtual store at One Times Square in New York City, the Company’s exclusive retail sponsorship of the Academy Awards and other television award shows. The decrease in retirement-related benefit plan expenses was driven by the $60 million decrease in qualified pension plan expense, which resulted from strong investment returns on the plan’s assets. Total SG&A expense dollars increased 5.6% in 2006, driven by marketing and store staffing expenditures made to support a successful holiday season, operating costs for the 28 new stores added during the year, as well as incremental operating expenses related to the 53rd week of 2006, which were approximately $65 million.

Vendor Allowances

The Company receives vendor support in the form of cash payments or allowances through a variety of reimbursements for cooperative advertising, markdowns, vendor shipping and packaging compliance and defective merchandise. The Company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. Depending on the arrangement, the Company either recognizes the allowance as a reduction of current costs or defers the payment over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.

For cooperative advertising programs offered by national brands, the Company generally offsets the allowances against the related advertising expense. Certain programs require proof-of-advertising to be provided to the vendor to support the reimbursement of the incurred cost. Programs that do not require proof-of-advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor’s label. In the event that the allowance exceeds the advertising costs incurred on a vendor-specific basis, any excess allowance for the vendor is recorded as a reduction of merchandise cost. During 2007, 2006 and 2005, advertising allowances offsetting gross advertising expense were $210 million, $163 million and $139 million, respectively.

Depreciation and Amortization Expenses

As expected with the accelerated store growth and investments in improving existing facilities, depreciation and amortization expenses increased to $426 million in 2007, compared to $389 million in 2006 and $372 million in 2005. As a percent of sales, depreciation and amortization expenses were consistent from year to year at approximately 2%.

Pre-Opening Expense

Pre-opening expense includes costs such as advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rental costs. With the launch of the Company’s accelerated store growth strategy in 2006, pre-opening expense increased to $46 million in 2007, compared to $27 million in 2006 and $15 million in 2005. The Company opened 50, 28 and 18 new stores, in 2007, 2006 and 2005, respectively.

Real Estate and Other (Income), Net

($ in millions)	2007	2006	2005
Real estate activities	$(38)	$(35)	$(32)
Net gains from sale of real estate	(10)	(8)	(27)
Other	2	9	5

Total	$(46)	$(34)	$(54)

Real estate and other consists primarily of ongoing operating income from the Company’s real estate subsidiaries. In addition, net gains were recorded from the sale of facilities and equipment that are no longer used in Company operations. For 2005, approximately half of the gain from the sale of real estate was from the sale of a vacant merchandise processing facility that was made obsolete by the centralized network of store distribution centers put in place in 2003.

In 2006, the Company recorded charges of $7 million associated with a senior management transition, which is included in Other.

Operating Income

($ in millions)	2007	2006	2005
Operating income(1)	$1,888	$1,922	$1,631
As a percent of sales	9.5%	9.7%	8.7%

(1) See definition of Operating Income on page 14.

2007 operating income declined by 0.2%, or 20 basis points as a percent of sales, driven by a negative trend in sales and gross margin rates. While the Company continued to make significant improvements in merchandise assortments, as well as further refinements to the Company’s planning and allocation systems to ensure that the merchandise is in the right place at the right time, the challenging retail environment in 2007 led to a softening in sales and a related increase in markdowns. Operating income is the key measurement management uses to evaluate the financial performance of the Company’s retail operations.

Net Interest Expense

Net interest expense totaled $153 million, $130 million and $169 million in 2007, 2006 and 2005, respectively. Net interest expense consists primarily of interest expense on long-term debt, net of interest income earned on cash and short-term investments. The 2007 increase in net interest expense was primarily the result of an increase in average long-term debt, combined with a decrease in short-term investments and a decrease in corresponding short-term interest rates. The lower level of net interest expense in 2006 resulted from higher short-term interest rates earned on cash and short-term investment balances. The weighted-average interest rate on long-term debt declined to 7.5% in 2007, compared to 7.8% in both 2006 and 2005. Interest income earned on short-term investments remained about the same in 2007 as the prior year at an average annual interest rate of 5.0%, compared to 3.2% in 2005.

Bond Premiums and Unamortized Costs

The Company incurred premiums, commissions and unamortized costs of $12 million in 2007 related to the early redemption of JCP’s 8.125% Debentures Due 2027 and $18 million in 2005 related to the purchase of debt in the open market. These costs are reflected in Bond Premiums and Unamortized Costs in the Consolidated Statements of Operations. No such costs were incurred by the Company in 2006.

Income Taxes

The overall effective tax rates for continuing operations were 35.9%, 36.7% and 32.3% for 2007, 2006 and 2005, respectively. The 2007 effective tax rate was favorably impacted by the release of $38 million, or $0.17 per share, of income tax reserves resulting from the favorable resolution of prior year tax matters. The 2006 rate was favorably impacted by the release of $32 million, or $0.14 per share, of income tax reserves resulting from the favorable resolution of prior year tax matters. The 2005 rate reflected a credit of $49 million, or $0.20 per share, which was principally attributable to reversing the remaining state tax net operating loss valuation allowance. Also benefiting 2005 was a one-time credit of $5 million related to changes in state income tax laws. The 2008 effective income tax rate is expected to normalize at a rate of approximately 38%.

Discontinued Operations

Discontinued operations added $0.03 per share to net income in 2007 resulting from management’s on-going review and true-up of Eckerd reserves. For 2006 and 2005, discontinued operations added $0.08 and $0.43 per share to net income, respectively. The 2006 credit was primarily related to positive variances on tax reserves that had been provided for in connection with the sale of previously owned businesses, while the 2005 credit was principally related to favorable resolution of certain tax matters associated with the Company’s former Eckerd Drugstore operations.

Lojas Renner S.A.

In July 2005, the Company sold its interest in Lojas Renner S. A. (Renner), a Brazilian department store chain, and received $260 million of net proceeds that were used for common stock repurchases. This transaction resulted in a cumulative pre-tax gain of $26 million, $1 million after-tax, including an $8 million credit related to taxes that was recorded in 2006. The relatively high tax cost was largely due to the tax basis of the Company’s investment in Renner being lower than its book basis as a result of accounting for the investment under the cost method for tax purposes. Included in the pre-tax gain on the sale was $83 million of foreign currency translation losses that had accumulated since the Company acquired its controlling interest in Renner.

Eckerd Drugstores

During 2007, the Company recorded an after-tax credit of $6 million related to the Eckerd discontinued operations as a result of management’s ongoing review and true-up of the reserves established at the closing of the Eckerd sale in 2004. Through 2007, the cumulative loss on the sale was $705 million pre-tax, or $1,320 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company’s previous drugstore acquisitions were largely tax-free transactions. The more significant remaining reserve related to the Eckerd sale is for estimated environmental exposures, which is discussed on page 33. Management believes that the overall reserves, as adjusted, are adequate as of February 2, 2008 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company’s Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations, with tax payments included in operating cash flows and all other payments included in investing cash flows.

Discontinued operations for 2006 and 2005 also included combined after-tax credits of $7 million and $8 million, respectively, to adjust the loss on the sale of the six Mexico department stores, which were sold in 2003, and the sale of J. C. Penney Direct Marketing Services, Inc.’s (DMS’s) assets, which were sold in 2001. No such adjustments were recorded in 2007.

The Company’s financial statements, accompanying notes and other information provided in this Annual Report on Form 10-K reflect these businesses as discontinued operations for all periods presented.

Financial Condition and Liquidity

The Company’s financial condition remains strong and provides the flexibility to continue to reinvest capital into the business to support strategic initiatives. While the retail environment changed dramatically during 2007, the Company has been able to maintain a strong financial position and retain the flexibility to continue the implementation of key growth initiatives. The ability to reinvest capital into growth strategies will enable the Company to enhance its competitive position, and provide a strengthened financial position going forward to take advantage of future opportunities as the environment improves.

Cash and Short-Term Investments

At year-end 2007, the Company had approximately $2.5 billion of cash and short-term investments, which represented nearly 67% of its $3.7 billion of outstanding long-term debt, including current maturities. The Company’s short-term investment balances are invested in short-term U.S. Treasury money market funds and a portfolio of highly rated bank deposits. Cash and short-term investments included restricted short-term investment balances of $49 million as of February 2, 2008, pledged as collateral for a portion of casualty insurance program liabilities. In 2007, the cash and short-term investment balance was increased by net proceeds of $980 million from the offering of $1.0 billion aggregate principal amount of new senior notes. More than offsetting this increase was the early redemption of $303 million principal amount of debentures, the repayment at maturity of $425 million of long-term debt and the completion of a $400 million stock repurchase program.

In addition to cash and short-term investments, the Company’s liquidity position includes a five-year $1.2 billion unsecured revolving credit facility that was put in place in April 2005 (2005 Credit Agreement). For further discussion on the credit agreement, see page 29. The Company’s liquidity is enhanced by the fact that the current debt portfolio and material lease agreements contain no provisions that could trigger acceleration of payments or collateral support in the event of adverse changes in the Company’s financial condition.

Cash Flows

The following is a summary of the Company’s cash flows from operating, investing and financing activities for both continuing and discontinued operations:

($ in millions)	2007	2006	2005

Net cash provided by/(used in):

Continuing operations:
Operating activities(1)	$1,244	$1,255	$1,337
Investing activities	(1,217)	(752)	(221)
Financing activities	(286)	(751)	(2,652)

Discontinued operations:
Operating activities	8	11	82
Investing activities	(25)	(32)	(187)
Financing activities	-	-	8

Net (decrease) in cash and short-term investments	$(276)	$(269)	$(1,633)

(1) Includes a $300 million discretionary cash contribution to the Company’s qualified pension plan in 2006. The approximately $110 million tax benefit related to the 2006 contribution was not realized until fiscal 2007. No such contributions were made in 2007 or 2005.

Since 2003, the Company’s improved operating performance and the redeployment of capital from the sale of Eckerd have provided the financial flexibility to increase capital expenditures for new store growth, store renewals and updates, and significantly reduce long-term debt.

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

2007 operating cash flows decreased from recent levels due to the drop in sales volumes that accelerated in the third quarter of 2007 with a weakened consumer spending environment. Based on management’s goal of maintaining a strong liquidity position, the Company elected to forgo making a voluntary pension plan contribution in 2007. In 2006, the Company made a $300 million discretionary contribution to its qualified pension plan. The Company did not make a discretionary pension contribution to its qualified pension plan in 2005 due to Internal Revenue Service rules limiting tax deductible contributions.

Cash Flow from Investing Activities – Continuing Operations

Capital expenditures, including capitalized software costs, were $1,243 million, $772 million and $535 million in 2007, 2006 and 2005, respectively. The increase was principally for new stores, store renewals and modernizations. During 2007, the Company opened 50 new stores, 16 of which were store relocations, and modernized 65 existing stores, as planned. The following provides a breakdown of capital expenditures:

($ in millions)	2007	2006	2005
New and relocated stores	$687	$365	$173
Store renewals and updates	389	266	204
Technology and other	167	141	158

Total	$1,243	$772	$535

Management expects 2008 capital expenditures to be approximately $1.0 billion. 2008 capital spending will relate principally to new stores and relocations, store renewals and updates, merchandise initiatives, technology and other support projects. The Company currently plans to open 36 new and relocated stores in 2008, of which 32 are expected to be off-mall, and to modernize approximately 20 existing stores. Incorporating relocations and store closures, net square footage growth is expected to increase approximately 2.8%.

Cash Flow from Financing Activities – Continuing Operations

During 2007, the Company received $980 million in proceeds from the issuance of $1.0 billion aggregate principal amount in new senior notes. Cash payments for long-term debt, including capital leases and early retirement premiums, totaled $746 million. In 2006 and 2005, there were no issuances of long-term debt, and cash payments for long-term debt, including capital leases, totaled $21 million and $474 million, respectively.

During 2007, the Company returned $574 million to stockholders through common stock repurchases and dividend payments. The Company repurchased 5.1 million shares of common stock for $400 million during 2007. Common stock was retired on the same day it was repurchased, and the related cash settlements were completed on the third business day following the repurchase. In 2006 and 2005, the Company returned $903 million and $2,383 million, respectively to stockholders through common stock repurchases and dividend payments. Common stock repurchases for 2004 to 2007 are discussed on page 30.

JCPenney raised the quarterly dividend on its common stock to $0.20 per share beginning with the May 1, 2007 dividend. The Company paid quarterly dividends of $0.18 per share in 2006 and $0.125 per share in 2005. The Board reviews the dividend policy and rate on a quarterly basis, taking into consideration the overall financial and strategic outlook for the Company, earnings, liquidity and cash flow projections, as well as competitive factors. The Board approves and declares dividends on a quarterly basis.

Net proceeds from the exercise of stock options were $45 million in 2007, compared to $135 million in 2006 and $162 million in 2005. Excess tax benefits realized from stock based compensation were $17 million, $39 million and $43 million for 2007, 2006 and 2005, respectively.

Cash Flow and Financing Outlook

In 2008, the Company’s financing strategy will continue to focus on opportunities to deliver value to stockholders, strengthen the financial position and improve the credit profile. The Company’s strong financial position provides continued financial flexibility to support the strategic growth objectives. In March 2008, the Board declared a quarterly dividend to be paid on May 1, 2008 of $0.20 per share, unchanged from the prior quarterly dividend declaration.

In accordance with its financing strategy, the Company expects to maintain its strong liquidity position. For 2008, the operating and capital expenditure plans have been adjusted to reflect current operating conditions, while maintaining an appropriate balance between long-term opportunities for the business and near-term economic pressures. The Company expects operating cash flow to decrease slightly in 2008, resulting principally from lower net income expectations. Until all of the Company’s credit ratings improve to competitive investment-grade levels, access to the capital markets for cash needs will retain an element of uncertainty. As such, management intends to maintain sufficient cash investment levels to ensure support for operational business needs, strategic initiatives, long-term debt maturities, dividends and contingency items, such as the opportunistic purchase of selected real estate properties attributable to consolidation within the retail industry. The Company does not expect to borrow under its credit facility except to support ongoing letters of credit. The Company has $200 million of notes scheduled to mature in August 2008. In accordance with its long-term financing strategy, the Company manages its financial position on a multi-year basis and may access the capital markets opportunistically.

The Company’s cash flows may be impacted by many factors, including the competitive conditions in the retail industry, the effects of the economic environment and consumer confidence levels. Based on the nature of the Company’s business, management considers the above factors to be normal business risks.

Inventory

Total inventory at year-end 2007 was up 7.1% over last year, primarily as a result of the 50 new store openings in 2007, ten stores planned to open in the first quarter of 2008, and inventory to support the February 2008 launch of American Living™. On a comparable store basis, inventories were up approximately 2.0% from last year, including inventory for the major launch of American Living™, and the continued expansion of Sephora inside JCPenney. Inventory levels were in line with sales trends through the first half of 2007, and subsequently increased in the third and fourth quarters with the downturn in the consumer spending environment. While the negative sales trends contributed to a deceleration in inventory turns in the second half of the year, the Company was successful in clearing fall and holiday merchandise, allowing the Company to be well positioned at the end of 2007 with fresh merchandise for the spring season. Inventory also reflected a good balance between fashion and basic merchandise. Inventory turns for 2007, 2006 and 2005 were 3.14, 3.33 and 3.28, respectively.

Contractual Obligations and Commitments

Aggregated information about the Company’s obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of February 2, 2008 is presented in the following table.

($ in millions)	Total	2008	2009	2010	2011	2012	After 5 years
Recorded contractual obligations:
Long-term debt, including current maturities and capital leases(1)	$3,708	$203	$-	$506	$-	$230	$2,769
Trade payables	1,472	1,472	-	-	-	-	-
Unrecognized tax benefits(2)	160	49	-	-	-	-	111
Contributions to non-qualified supplemental retirement and postretirement medical plans(3)	326	78	80	25	20	18	105

	$5,666	$1,802	$80	$531	$20	$248	$2,985

Unrecorded contractual obligations:
Interest payments on long-term debt and capital leases(4)	$6,564	$260	$255	$235	$215	$215	$5,384
Operating leases(5)	2,378	250	221	181	152	126	1,448
Standby and import letters of credit(6)	117	117	-	-	-	-	-
Surety bonds(7)	53	53	-	-	-	-	-
Contractual obligations(8)	243	151	53	23	13	3	-
Purchase orders(9)	2,463	2,463
Guarantees(10)	29	3	6	-	-	-	20

	$11,847	$3,297	$535	$439	$380	$344	$6,852

Total	$17,513	$5,099	$615	$970	$400	$592	$9,837

(1) The weighted average maturity of the Company’s long-term debt, excluding current maturities, is 25 years.

(2) Represents management’s best estimate of the payments related to tax reserves under FIN 48. Based on the nature of these liabilities, the actual payments in any given year could vary significantly from these amounts.

(3) Represents expected payments through 2017. Based on the accounting rules for retirement and postretirement benefit plans, the liabilities reflected in the Company’s Consolidated Balance Sheets differ from these estimated future payments. See Note 16.

(4) The 2008 interest payments include $88 million that is reflected in Accrued Expenses and Other Current Liabilities in the Company’s Consolidated Balance Sheet at February 2, 2008. See Note 6.

(5) Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured.

(6) Standby letters of credit ($108 million) are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims. The remaining $9 million are outstanding import letters of credit.

(7) Surety bonds are primarily for previously incurred and expensed obligations related to workers’ compensation and general liability claims.

(8) Consists primarily of (a) minimum purchase requirements for exclusive merchandise and fixtures; (b) royalty obligations and (c) minimum obligations for professional services, energy services, software maintenance and network services.

(9) Amounts committed under open purchase orders for merchandise inventory of which a significant portion are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

(10) Includes (a) $6 million for certain personal property leases assumed by the purchasers of Eckerd; (b) $3 million on loans related to a real estate investment trust and (c) $20 million related to a third-party reinsurance guarantee.

Credit Agreement

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Agreement is available for general corporate purposes, including the issuance of letters of credit. Pricing is tiered based on JCP’s senior unsecured long-term debt ratings by Moody’s and Standard & Poor’s. JCP’s obligations under the 2005 Credit Agreement are guaranteed by the Company. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $117 million as of the end of 2007, have been made under this facility.

The 2005 Credit Agreement includes two financial leverage metric covenants, which the Company is required to satisfy, a leverage ratio covenant and a fixed charge coverage ratio covenant. The leverage ratio for 2007 was 1.6 to 1.0, remaining in compliance with the 2005 Credit Agreement covenant requirement of no more than 3.0 to 1.0. The fixed charge coverage ratio for 2007 was 6.5 to 1.0, also remaining in compliance with the 2005 Credit Agreement covenant requirement of at least 3.2 to 1.0. See further discussion in Note 9.

Credit Ratings

Improvements in the Company’s operating performance and financial metrics led to its long-term debt credit rating being raised to investment grade level by Fitch in 2005 and by Moody’s and Standard & Poor’s in early 2006. Restoring competitive investment grade credit ratings, consistent with retail industry leaders, continues to be a financial goal for the Company.

As of March 17, 2008, the Company’s credit ratings and outlook were as follows:

	Long-Term Debt	Outlook
Moody’s Investors Service, Inc.	Baa3	Stable
Standard & Poor’s Ratings Services	BBB-	Stable
Fitch Ratings	BBB	Stable

The Company maintained its investment grade credit ratings during 2007. In November 2007, Fitch Ratings and Standard & Poor’s Ratings Services affirmed the Company’s long-term debt ratings at BBB and BBB-, respectively. Both agencies revised their rating outlooks to stable from positive reflecting their opinions that the retail environment will continue to be challenging through 2008 and the expectation that the Company’s credit and operating metrics improvement will accordingly take longer than previously anticipated. In February 2008, Moody’s affirmed the Company’s long-term credit rating at Baa3 and changed their rating outlook to stable from positive, citing recent negative comparable store sales and an uncertain overall economic outlook. Going forward, the Company expects that the rating agencies will continue to focus on operating performance consistency, earnings growth and financial leverage as key factors in any ratings decisions.

Off-Balance Sheet Arrangements

Management considers all on- and off-balance sheet debt in evaluating the Company’s overall liquidity position and capital structure. Other than operating leases, which are included in the Contractual Obligations and Commitments table on page 28, the Company does not have any off-balance sheet financing. See detailed disclosure regarding operating leases and their off-balance sheet present value in Note 15.

As of February 2, 2008, the Company had guarantees of approximately $6 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases. Currently, management does not believe that any potential financial exposure related to these guarantees would have a material impact on the Company’s financial position or results of operations. JCP, through JCP Realty, Inc., a wholly owned subsidiary, has investments in 14 partnerships that own regional mall properties, six as general partner and eight as limited partner. JCP’s potential exposure to risk is greater in partnerships in which it is a general partner. Mortgages on the six general partnerships total approximately $348 million; however, the estimated market value of the underlying properties is approximately $881 million. These mortgages are non-recourse to JCP, so any financial exposure is minimal. In addition, JCP Realty, Inc. has guaranteed loans totaling approximately $3 million related to an investment in a real estate investment trust. The estimated market value of the underlying properties significantly exceeds the outstanding mortgage loans, and the loan guarantee to market value ratio is 3.3% as of February 2, 2008. In the event of possible default, the creditors would recover first from the proceeds of the sale of the properties, next from the general partner, then from other guarantors before JCP’s guarantee would be invoked. As a result, management does not believe that any potential financial exposure related to this guarantee would have a material impact on the Company’s financial position or results of operations.

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

The Company does not have any additional arrangements or relationships with entities that are not consolidated into the financial statements.

Common Stock Repurchases

During the 2004 to 2007 period, the Company purchased a combined $5.3 billion of its common stock through open-market transactions as follows:

(in millions)	Shares	Cost(1)
2004	50.1	$1,951
2005	44.2	2,199
2006	11.3	750
2007	5.1	400

Total	110.7	$5,300

(1) Excludes commissions.

Of the total repurchases, the Company’s Board authorized $3.0 billion in 2004, $1.15 billion in 2005, $750 million in 2006 and $400 million in 2007. In order to fund these programs, the Company used a portion of the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Renner stock, cash proceeds and tax benefits from the exercise of employee stock options and existing cash and short-term investment balances.

Common Stock Outstanding

During 2005 to 2007, the number of outstanding shares of common stock changed as follows, primarily as a result of common stock repurchases:

(in millions)	2007	2006	2005
Balance at beginning of the year	226	233	271
Repurchase and retirement of common stock	(5)	(11)	(44)
Exercise of stock options	1	4	6

Balance at end of year	222	226	233

Critical Accounting Policies

The application of accounting policies necessarily involves judgment and, in certain instances, the use of estimates and assumptions. Different amounts could be reported under different conditions or using different assumptions. Management believes that the accounting policies used to develop estimates that are the most critical to understanding and evaluating the Company’s reported results relate to: inventory valuation under the retail method of accounting; valuation of long-lived assets; estimation of reserves and valuation allowances, specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies; and pension accounting. Historically, actual results have not differed materially from estimates.

The Company’s management has discussed the development and selection of the critical accounting policies with the Audit Committee of the Board and its independent auditors. The Audit Committee has reviewed the Company’s disclosures relating to these policies in this MD&A. For a description of all of the Company’s significant accounting policies see Note 1.

Inventory Valuation under the Retail Method

Inventories are valued primarily at the lower of cost (using the last-in, first-out or “LIFO” method) or market, determined by the retail method for department stores and store distribution centers, and standard cost, representing average vendor cost, for Direct and regional warehouses. Under the retail method, retail values are converted to a cost basis by applying specific average cost factors to groupings of merchandise. The retail method inherently requires management judgment and certain estimates that may significantly impact the ending inventory valuation at cost, as well as gross margin. Two of the most significant estimates are permanent reductions to retail prices (markdowns) used to clear unproductive or slow-moving inventory and inventory shortages (shrinkage).

Permanent markdowns designated for clearance activity are recorded at the point of decision, when the utility of inventory has diminished, versus the point of sale. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and style trends. The corresponding reduction to gross margin is recorded in the period the decision is made.

Shrinkage is estimated as a percent of sales for the period from the last inventory date to the end of the fiscal period. Physical inventories are taken at least annually and inventory records are adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle.

Management does not believe that the assumptions used in these estimates will change significantly based on prior experience. A 10% increase or decrease in the markdown reserve would have impacted net income by approximately $7 million for the year ended February 2, 2008. A 10% increase or decrease in the estimated inventory shrinkage reserve would have also impacted net income by approximately $7 million for the year ended February 2, 2008.

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

Impairment losses totaling $1 million, $2 million and $7 million in 2007, 2006 and 2005, respectively, were recorded for underperforming department stores and underutilized Direct and other facilities. If different assumptions were made or different market conditions were present, any estimated potential impairment amounts could vary from recorded amounts.

Reserves and Valuation Allowances

Based on an overall analysis of store performance and expected trends, management periodically evaluates the need to close underperforming stores. Reserves are established at the point of closure for the present value of any remaining operating lease obligations (PVOL), net of estimated sublease income, and at the point of decision for severance and other exit costs, as prescribed by Statement of Financial Accounting Standards (SFAS) 146, “Accounting for Costs Associated with Exit or Disposal Activities.” See further discussion in Note 1 on page F-14. Two key assumptions in calculating the reserve include the timeframe expected to terminate lease agreements and estimation of other related exit costs. If different assumptions were used regarding the timing and potential termination costs, the resulting reserves could vary from recorded amounts. Reserves are reviewed periodically and adjusted, when necessary.

The Company records a provision for workers’ compensation and general liability risk based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims and projected loss development factors. The Company targets this provision above the midpoint of the actuarial range, and total estimated claim liability amounts are discounted using a risk-free rate. Management does not anticipate any significant change in loss trends, settlements or other costs that would cause a significant fluctuation in net income. However, a 10% variance in the workers’ compensation and general liability reserves would have affected net income by approximately $15 million for the year ended February 2, 2008.

Income taxes are estimated for each jurisdiction in which the Company operates. This involves assessing the current tax exposure together with temporary differences, which result from differing treatment of items for tax and book purposes. Deferred tax assets and liabilities are provided for based on these assessments. Deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed unlikely, a valuation allowance is recorded. During 2005, management determined that the Company will more likely than not generate sufficient income over the next several years to utilize state net operating losses for which a valuation allowance had been recorded. This valuation allowance was appropriately reversed. Effective February 4, 2007, tax contingency accruals are measured and recorded in accordance with the Financial Accounting Standards Board’s (FASB’s) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is discussed in Note 1 beginning on page F-10. Previously, such accruals were provided when the Company considered that it was probable that taxes would be due. Tax contingency accruals are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions. Management does not expect the outcome of tax audits to have a material adverse effect on the Company’s financial condition, results of operations or cash flow. Many years of data have been incorporated into the determination of tax reserves, and the Company’s estimates have historically been reasonable.

The Company is involved in legal proceedings and governmental inquiries associated with employment and other matters. Reserves have been established based on management’s best estimates of the Company’s potential liability in these matters. These estimates have been developed in consultation with in-house and outside counsel. Management does not believe that these proceedings and inquiries, either individually or in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow. See further discussion in Note 19.

As of February 2, 2008, the Company estimated its total potential environmental liabilities to range from $38 million to $49 million and recorded management’s best estimate of $43 million in other liabilities in the consolidated balance sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving the Company’s former Eckerd drugstore locations, and asbestos removal in connection with approved plans to renovate or dispose of Company facilities. Even if the Company were to incur losses at the upper end of the estimated range, management does not believe that such losses would have a material effect on the Company’s financial condition, results of operations, or liquidity.

In establishing its reserves for liabilities associated with underground storage tanks, the Company maintains and periodically updates an inventory listing of potentially impacted sites. The estimated cost of remediation efforts is based on the Company’s historical experience as well as industry and other published data. With respect to its former Eckerd operations, the Company accessed extensive databases of environmental matters, including data from the Environmental Protection Agency, to estimate the cost of remediation. The experience of the Company, as well as relevant data, was used to develop a range of potential liabilities, and a reserve was established at the time of the Eckerd sale. The Eckerd reserve is adjusted as payments are made or new information becomes known. Reserves for asbestos removal are based on the Company’s known liabilities in connection with approved plans for store modernization, renovations, or dispositions of store locations.

Management believes the established reserves, as adjusted, are adequate to cover estimated potential liabilities.

Pension

Pension Accounting

Effective January 1, 2007, the Company implemented certain changes to its retirement benefits, most notably the closing of the pension plan to new hires, with a replacement benefit of 2% of pay, a component of the defined contribution 401(k) plan. Associates hired or rehired on or prior to December 31, 2006 will remain in the Company’s pension plan and continue to earn credited service. In addition, the Company now matches 50 cents on each dollar contributed up to 6% of pay to the Company’s 401(k) defined contribution plan, replacing the previous Company match of 4.5% of available profits.

As of February 3, 2007, the Company adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). Refer to Note 16 for a discussion of the impact of adopting SFAS 158.

The provision of SFAS 158 that will require companies to measure plan assets and benefit obligations as of the Company’s fiscal year end will become effective in 2008. The Company currently uses a measurement date of October 31 for its defined benefit pension and other postretirement plans; therefore, it will transition to a fiscal year-end measurement date using the first approach prescribed by paragraph 18 of SFAS 158 whereby a new measurement of plan assets and benefit obligations was completed as of the beginning of 2008. Accordingly, in the first quarter of 2008, the Company will record a transition adjustment of approximately $42 million (increase) to the opening retained earnings balance to recognize the net periodic benefit income for the period between October 31, 2007 and February 2, 2008. In addition, to reflect the changes in the fair value of plan assets and the benefit obligation that occurred during the transition period from October 31, 2007 to February 2, 2008, which included an increase in the discount rate from 6.46% to 6.54% as of February 2, 2008, the Company will record a decrease of $343 million to the 2008 opening balance of accumulated other comprehensive income, net of tax.

Major assumptions used in accounting for retirement plans include the expected long-term rate of return on plan assets and the discount rate. Assumptions are determined based on Company information and market indicators and are evaluated at each annual measurement date. A change in any of these assumptions could have a significant effect on the Company’s pension and other postretirement benefit plan costs. These assumptions require significant judgment, and the calculation of pension costs is relatively complex. The following discussion relates to the primary pension plan only, since it represents the majority of the Company’s recorded pension expense or income and related asset/liability amounts in its consolidated financial statements.

Return on Plan Assets and Impact on Earnings

($ in millions)	2007	2006	2005
One-year actual return on plan assets	19.1%	17.6%	13.2%
Expected return on plan assets assumption	8.9%	8.9%	8.9%
Pension (income)/expense	$(97)	$9	$69

The Company uses fair value, which is the market value of plan assets as of the annual measurement date, to calculate the expected return on assets and gain/loss amortization components of net periodic pension expense. As a result of strong asset performance over the past few years, combined with voluntary Company contributions totaling $1.2 billion pre-tax from 2002 through 2006, pension expense has decreased each year since 2003.

Since the inception of the Company’s primary pension plan in 1966 through the October 31, 2007 measurement date, the average annual return has been 9.9%. From 2000-2002, stock market returns were negative and led to a decline in the fair value of pension assets. During the last five years pension assets have experienced significant increases due to consecutive annual gains in global equity markets. Since inception, the Company’s primary pension plan has incurred cumulative pre-tax expense of approximately $95 million. This is the result of cumulative pension expense during the 1966-1984 period of $366 million, cumulative pension income during the 1985-2001 period of $488 million, cumulative pension expense in the 2002-2006 period totaling $314 million and pension income of $97 million in 2007. The Company has maintained an expected rate of return of 8.9% over the last four years, consistent with historical returns and management’s long-term view of expected returns. Pension income, which is a non-cash item, will increase in 2008 by approximately $30 million primarily as a result of 2007 positive return on plan assets.

To develop its expected return on plan assets, the Company considers its long-term asset allocation policy, historical returns on plan assets and overall capital market returns, taking into account current and expected market conditions. The Company’s primary pension plan is well diversified with an asset allocation policy that provides for a targeted 70%, 20% and 10% mix of equities (U.S., non-U.S. and private), fixed income (investment-grade and high-yield) and real estate (private and public), respectively. This allocation provides the pension plan with the appropriate balance of investment return and volatility risk, given the funded nature of the plan, its present and future liability characteristics and its long-term investment horizon. With the recent downturn in the mortgage security market, management evaluated the pension plan’s investment portfolio and determined that exposure to sub-prime mortgage-backed securities was less than one percent of the total asset portfolio as of the measurement date. See Note 16 for a further discussion of the asset allocation strategy for plan assets.

Discount Rate

	2007	2006	2005
Discount rate for pension expense	5.85%	5.80%	5.85%
Discount rate for pension obligation	6.46%	5.85%	5.80%

The Company increased the discount rate used to measure the pension obligation from 5.85% to 6.46% in 2007. At October 31, 2007, the discount rate assumption used to determine the Company’s postretirement obligations was based on an externally published yield curve, which is determined by the plan’s actuary. The yield curve is a hypothetical AA yield curve represented by a series of bonds maturing from 6 months to 30 years, designed to match the corresponding pension benefit cash payments to retirees. Each underlying bond issue is required to have a rating of Aa2 or better by Moody’s Investor Services, Inc. or a rating of AA or better by Standard & Poor’s. Prior to 2007, the discount rate assumption was based on the yield to maturity of a representative portfolio of AA-rated corporate bonds as of the October 31 measurement date each year, with an average cash flow duration similar to the pension liability. Both methodologies are consistent with guidance in SFAS 87, “Employers’ Accounting for Pensions,” to use the rate currently available on high-quality bonds and the subsequent guidance issued by the Securities and Exchange Commission that high-quality bonds should be those with at least a AA rating by a recognized rating agency. The change to the yield curve methodology for estimating the discount rate had no material impact on the pension plan liability or pension expense/(income).

Sensitivity

The sensitivity of the pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in expense of approximately $0.08 per share. An increase or decrease in the discount rate of one-half of one percent would decrease or increase the expense by approximately $0.01 per share.

Pension Funding

Funding Policy and Status

The Company’s funding policy is to maintain a well-funded pension plan throughout all business and economic cycles. Maintaining a well-funded plan over time provides additional financial flexibility to the Company, including lower pension expense and reduced cash contributions, especially in the event of a decline in the capital markets. In addition, a well-funded plan assures associates of the plan’s and the Company’s financial ability to continue to provide competitive retirement benefits, while at the same time being cost effective. The Company targets an ongoing funded ratio, which is the plan’s assets as a percent of the actuarial funding liability under the Employee Retirement Income Security Act of 1974 (ERISA), in the range of 120% to 150%. At October 31, 2007, plan assets of $5.8 billion were 145% of the $4.0 billion ERISA funding liability. The Pension Protection Act (PPA), a 2006 amendment to ERISA, increases the limit on maximum deductible contributions from 100% of the actuarial funding liability to 150%. Increasing the funding limit provides the Company enhanced flexibility to make discretionary pension contributions and to maintain the plan’s funded ratio within the funding policy target range.

Funding History

The Company made cash contributions to its primary pension plan annually during the 1966-1983 period in order to provide an asset base to support the accelerating liability growth in the early years of the plan. Over the 1984-2007 period, the Company made cash contributions to the plan in eight years (1993-1996, 2002-2004, 2006) and no contributions in the other 16 years due to maintaining a well-funded plan and the actual investment return on plan assets.

Since the plan’s inception, the Company has contributed $2.0 billion, or approximately $1.2 billion on an after-tax basis, to its primary pension plan. Over this timeframe, the actual investment return on plan assets has generated a significant portion of the $8.5 billion in pension plan total value, defined as $3.3 billion in cumulative benefit payments to retired associates plus $5.2 billion in plan assets as of fiscal year-end 2007. In effect, the Company’s cumulative after-tax cash contributions over this timeframe represent approximately 14% of the plan’s total value (i.e., $1.2 billion as a percent of $8.5 billion). The remainder of the plan’s total value has been generated by the actual investment returns since inception.

Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan for approximately 1,800 executives and senior management that provides for grants to associates of stock awards (stock or units, restricted or unrestricted), stock appreciation rights or options to purchase the Company’s common stock.

Over the past three years, the Company’s annual stock option and restricted stock award grants have averaged about 1.2% of outstanding shares. As of February 2, 2008, options to purchase 8.2 million shares of common stock, representing 3.7% of total shares, were outstanding, of which 5.1 million were exercisable. Of the exercisable options, 77% were “in-the-money,” or had an exercise price below the closing end-of-year stock price of $48.50.

Stock-Based Compensation Cost

($ in millions)	2007	2006	2005

Stock awards (shares and units)	$22	$34	$6
Stock options	23	26	32

Total stock-based compensation cost	$45	$60	$38

Total income tax benefit recognized for stock-based compensation arrangements	$18	$23	$15

The Company estimates the fair value of stock option awards on the date of grant using a binomial lattice model. The Company believes that the binomial lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior.

The expected volatility used in the binomial lattice model is based on an analysis of historical prices of JCPenney’s stock and open market exchanged options. The expected volatility reflects the volatility implied from a price quoted for a hypothetical call option with a duration consistent with the expected life of the options and the volatility implied by the trading of options to purchase the Company’s stock on open-market exchanges. The expected term of options granted is derived from the output of the binomial lattice model, and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. For 2007, the dividend yield is based on the stock price at option date and the current dividend level with no assumed future increases.

As of February 2, 2008, there was $30 million and $22 million of compensation cost not yet recognized or earned related to stock options and non-vested restricted stock (share and unit) awards, respectively, which is expected to be recognized as earned over weighted-average periods of 1.0 and 1.4 years, respectively.

See Notes 1 and 14 for more details about the Company’s stock-based compensation.

New Accounting Pronouncements

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 provides guidance regarding how an entity should recognize the tax benefit received as a result of dividends paid to holders of share-based compensation awards and charged to retained earnings according to SFAS No. 123R, “Share-Based Payment”, and will become effective in the first quarter of 2008. Management does not expect EITF Issue No. 06-11 to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 at the beginning of fiscal 2008 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. The adoption of the applicable provisions of SFAS 157 at the beginning of fiscal 2008 did not have a material impact on the Company’s consolidated financial statements, and as it relates to nonfinancial assets and liabilities, the Statement is not expected to have a material impact on the Company’s consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements made within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company’s current view of future events and financial performance. The words expect, plan, anticipate, believe, intend, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, consumer spending patterns and debt levels, the cost of goods, trade restrictions, changes in tariff, freight, paper and postal rates, changes in cost of fuel and other energy and transportation costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, risks associated with war, an act of terrorism or pandemic, and a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information. Furthermore, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While the Company believes that its assumptions are reasonable, it cautions that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, beginning on page 4. The Company intends the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and does not undertake to update or revise these projections as more information becomes available.

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

All of the Company’s outstanding long-term debt as of February 2, 2008 is at fixed interest rates and would not be affected by interest rate changes. Future borrowings under the Company’s multi-year revolving credit facility, to the extent that fluctuating rate loans were used, would be affected by interest rate changes. As of February 2, 2008, no cash borrowings were outstanding under the facility, and approximately $117 million in letters of credit were supported by this facility. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company’s financial condition.

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. At February 2, 2008, long-term debt, excluding equipment financing, capital leases and other, had a carrying value of $3.7 billion and a fair value of $3.6 billion. At February 3, 2007, long-term debt, excluding equipment financing, capital leases and other, had a carrying value of $3.4 billion and a fair value of $3.6 billion.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of assets in the Company’s qualified pension plan, which is well funded. At the October 31, 2007 measurement date, plan assets of $5.8 billion were approximately 145% of the $4.0 billion actuarial funding liability under the Employee Retirement Income Security Act of 1974 (ERISA). The Company seeks to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

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

The management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on its assessment, the management of the Company believes that, as of February 2, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, the registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This attestation report appears on page 41 herein.

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended February 2, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

J. C. Penney Company, Inc.:

We have audited J. C. Penney Company, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J. C. Penney Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, J. C. Penney Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended February 2, 2008, and our report dated March 31, 2008 expressed an unqualified opinion on those consolidated financial statements.

Dallas, Texas

March 31, 2008

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I under the caption “Executive Officers of the Registrant” of this Annual Report on Form 10-K.

The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for 2008, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

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

6501 Legacy Drive

Plano, Texas 75024

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

Item 11.    Executive Compensation.

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2007,” “Outstanding Equity Awards at Fiscal Year-End 2007,” “Option Exercises and Stock Vested for Fiscal 2007,” “Pension Benefits,” “Nonqualified Deferred Compensation for

Fiscal 2007,” “Potential Payments and Benefits on Termination of Employment” and “Director Compensation for Fiscal 2007” in the Company’s definitive proxy statement for 2008, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to beneficial ownership of the Company’s common stock is included under the caption “Beneficial Ownership of Common Stock” in the Company’s definitive proxy statement for 2008, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Equity Compensation Plan(s) Information

The following table shows the number of options and other awards outstanding as of February 2, 2008 under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (2005 Plan) and prior plans, as well as the number of shares remaining available for grant under the 2005 Plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,120,590	$51	13,520,716	(1)

(1) At the May 20, 2005 Annual Meeting of Stockholders, the Company’s stockholders approved the 2005 Plan, which reserved an aggregate of 17.2 million shares of common stock for issuance to associates and non-employee directors. Since June 1, 2005, all grants have been made under the 2005 Plan. No shares remain available for future issuance from prior plans.

On March 12, 2008, the annual grant of stock options, performance unit awards and restricted stock unit awards covering 2,964,313 shares of common stock under the 2005 Plan was made.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included under the captions “Board Independence” and “Policies and Procedures with Respect to Related Person Transactions” in the Company’s definitive proxy statement for 2008, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in the Company’s definitive proxy statement for 2008, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

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

Dated: April 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

M. E. Ullman, III* M. E. Ullman, III	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	April 1, 2008

Ken C. Hicks* Ken C. Hicks	President and Chief Merchandising Officer; Director	April 1, 2008

/s/ R. B. Cavanaugh R. B. Cavanaugh	Executive Vice President and Chief Financial Officer (principal financial officer)	April 1, 2008

W. J. Alcorn* W. J. Alcorn	Senior Vice President and Controller (principal accounting officer)	April 1, 2008

C. C. Barrett* C. C. Barrett	Director	April 1, 2008

M. A. Burns* M. A. Burns	Director	April 1, 2008

M. K. Clark* M. K. Clark	Director	April 1, 2008

T. J. Engibous* T. J. Engibous	Director	April 1, 2008

K. B. Foster* K. B. Foster	Director	April 1, 2008

B. Osborne* B. Osborne	Director	April 1, 2008

L. H. Roberts* L. H. Roberts	Director	April 1, 2008

J. G. Teruel* J. G. Teruel	Director	April 1, 2008

R. G. Turner* R. G. Turner	Director	April 1, 2008

M. E. West* M. E. West	Director	April 1, 2008

*By:	/s/ R. B. Cavanaugh
R. B. Cavanaugh
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J. C. Penney Company, Inc.:

We have audited the accompanying consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended February 2, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney Company, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on February 3, 2007, and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on February 4, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J. C. Penney Company, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Dallas, Texas

March 31, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	2007	2006	2005
Total net sales	$19,860	$19,903	$18,781
Cost of goods sold	12,189	12,078	11,590

Gross margin	7,671	7,825	7,191
Operating expenses:
Selling, general and administrative (SG&A)	5,357	5,521	5,227
Depreciation and amortization	426	389	372
Pre-opening	46	27	15
Real estate and other (income), net	(46)	(34)	(54)

Total operating expenses	5,783	5,903	5,560

Operating income	1,888	1,922	1,631
Net interest expense	153	130	169
Bond premiums and unamortized costs	12	-	18

Income from continuing operations before income taxes	1,723	1,792	1,444
Income tax expense	618	658	467

Income from continuing operations	$1,105	$1,134	$977
Income from discontinued operations, net of income tax expense/(benefit) of $4, $(17) and $(67)	6	19	111

Net income	$1,111	$1,153	$1,088

Basic earnings per share:
Continuing operations	$4.96	$4.95	$3.86
Discontinued operations	0.03	0.08	0.44

Net income	$4.99	$5.03	$4.30

Diluted earnings per share:
Continuing operations	$4.90	$4.88	$3.83
Discontinued operations	0.03	0.08	0.43

Net income	$4.93	$4.96	$4.26

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

($ in millions, except per share data)	2007	2006
Assets
Current assets
Cash and short-term investments	$2,471	$2,747
Receivables	430	263
Merchandise inventory (net of LIFO reserves of $1 and $8)	3,641	3,400
Prepaid expenses	209	238

Total current assets	6,751	6,648
Property and equipment, net	4,959	4,162
Prepaid pension	2,030	1,235
Other assets	569	628

Total Assets	$14,309	$12,673

Liabilities and Stockholders’ Equity
Current liabilities
Trade payables	$1,472	$1,366
Accrued expenses and other current liabilities	1,663	1,692
Current maturities of long-term debt	203	434

Total current liabilities	3,338	3,492
Long-term debt	3,505	3,010
Deferred taxes	1,463	1,206
Other liabilities	691	677

Total Liabilities	8,997	8,385
Stockholders’ Equity
Common stock(1)	111	112
Additional paid-in capital	3,453	3,430
Reinvested earnings	1,540	922
Accumulated other comprehensive income/(loss)	208	(176)

Total Stockholders’ Equity	5,312	4,288

Total Liabilities and Stockholders’ Equity	$14,309	$12,673

(1) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. At February 2, 2008, 222 million shares were issued and outstanding. At February 3, 2007, 226 million shares were issued and outstanding.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

January 29, 2005	271	$135	$4,041	$812	$(132)	$4,856
Net income	-	-	-	1,088	-	1,088
Unrealized gain on investments, net of tax of $(23)	-	-	-	-	44	44
Reclassification adjustment for currency translation loss included in discontinued operations(1)	-	-	-	-	83	83
Other comprehensive income from discontinued operations(1)	-	-	-	-	21	21

Total comprehensive income						$1,236

Dividends declared, common ($0.50 per share)	-	-	-	(125)	-	(125)
Common stock issued	6	3	157	-	-	160
Common stock repurchased and retired	(44)	(22)	(916)	(1,263)	-	(2,201)
Vesting of share-based payments	-	-	81	-	-	81

January 28, 2006	233	116	3,363	512	16	4,007
Net income	-	-	-	1,153	-	1,153
Unrealized gain on investments, net of tax of $(29)	-	-	-	-	48	48
Non-qualified plan minimum liability adjustment, net of tax of $3	-	-	-	-	(6)	(6)

Total comprehensive income						$1,195

Adjustment to initially apply SFAS 158, net of tax of $150(2)	-	-	-	-	(234)	(234)
Dividends declared, common ($0.72 per share)	-	-	-	(165)	-	(165)
Common stock issued	4	2	130	-	-	132
Common stock repurchased and retired	(11)	(6)	(166)	(578)	-	(750)
Vesting of share-based payments	-	-	103	-	-	103

February 3, 2007	226	112	3,430	922	(176)	4,288
Adjustment to initially apply FIN 48 on February 4, 2007(3)	-	-	-	5	-	5

Adjusted balances at February 4, 2007	226	112	3,430	927	(176)	4,293
Net income	-	-	-	1,111	-	1,111
Unrealized (loss) on investments, net of tax of $29	-	-	-	-	(51)	(51)
Net actuarial gain/(loss) and prior service (cost)/ credit adjustment, net of tax of $(278)	-	-	-	-	435	435

Total comprehensive income						$1,495

Dividends declared, common ($0.80 per share)	-	-	-	(178)	-	(178)
Common stock issued	1	1	38	-	-	39
Common stock repurchased and retired	(5)	(2)	(78)	(320)	-	(400)
Vesting of share-based payments	-	-	63	-	-	63

February 2, 2008	222	$111	$3,453	$1,540	$208	$5,312

(1) A deferred tax asset was not established for the currency translation adjustments of the Renner discontinued operations due to the historical reinvestment of earnings in this subsidiary.

(2) Reflects the adoption of the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note 1.

(3) Reflects the adoption of the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” See Note 1.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2007	2006	2005
Cash flows from operating activities:
Net income	$1,111	$1,153	$1,088
(Income) from discontinued operations	(6)	(19)	(111)
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments, PVOL and other unit closing costs	5	4	12
Depreciation and amortization	426	389	372
Net (gains) on sale of assets	(12)	(8)	(27)
Benefit plans (income)/expense	(155)	(51)	24
Pension contribution	-	(300)	-
Stock-based compensation	45	60	38
Tax benefits from stock-based compensation	9	6	-
Deferred taxes	37	(6)	(10)
Change in cash from:
Receivables	9	29	(44)
Inventory	(241)	(190)	(67)
Prepaid expenses and other assets	37	(37)	(46)
Trade payables	106	195	28
Current income taxes payable	(66)	(1)	(103)
Accrued expenses and other	(61)	31	183

Net cash provided by operating activities of continuing operations	1,244	1,255	1,337

Cash flows from investing activities:
Capital expenditures	(1,243)	(772)	(535)
Proceeds from sale of discontinued operations	-	-	283
Proceeds from sale of assets	26	20	31

Net cash (used in) investing activities of continuing operations	(1,217)	(752)	(221)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	980	-	-
Payments of long-term debt, including capital leases and bond premiums	(746)	(21)	(474)
Common stock repurchased	(400)	(750)	(2,252)
Dividends paid, common	(174)	(153)	(131)
Proceeds from stock options exercised	45	135	162
Excess tax benefits from stock-based compensation	17	39	43
Tax withholding payments reimbursed by restricted stock	(8)	(1)	-

Net cash (used in) financing activities of continuing operations	(286)	(751)	(2,652)

Cash flows from discontinued operations:
Operating cash flows	8	11	82
Investing cash flows	(25)	(32)	(187)
Financing cash flows	-	-	8

Total cash (paid for) discontinued operations	(17)	(21)	(97)

Net (decrease) in cash and short-term investments	(276)	(269)	(1,633)
Cash and short-term investments at beginning of year	2,747	3,016	4,649

Cash and short-term investments at end of year	$2,471	$2,747	$3,016

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

JCPenney was founded by James Cash Penney in 1902 and has grown to be a major national retailer, operating 1,067 JCPenney department stores throughout the continental United States, including Alaska, and Puerto Rico, as well as through the Internet at jcp.com and catalog. The Company sells family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, and home furnishings to customers through department stores and Direct (Internet/catalog). In addition, the department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal Year	Ended	Weeks
2007	February 2, 2008	52
2006	February 3, 2007	53
2005	January 28, 2006	52

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

The most significant estimates relate to: inventory valuation under the retail method, specifically permanent reductions to retail prices (markdowns) and adjustments for shortages (shrinkage); valuation of long-lived assets; valuation allowances and reserves for workers’ compensation and general liability, environmental contingencies, income taxes and litigation; reserves related to the Eckerd discontinued operations; and pension accounting. Workers’ compensation and general liability reserves are based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims. Environmental remediation reserves are estimated using a range of potential liability, based on the Company’s experience and consultation with in-house legal counsel, as appropriate. Income taxes are estimated for each jurisdiction in which the Company operates. Deferred tax assets are evaluated for recoverability, and a valuation allowance is recorded if it is deemed more likely than not that the asset will not be realized. Effective February 4, 2007, the Company began to measure and record tax contingency accruals in accordance with the Financial Accounting Standards Board’s (FASB’s) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). See additional discussion of FIN 48 beginning on page F-10. During 2005, the valuation allowance previously established for state net operating losses was reversed based on management’s assessment that the Company will more likely than not generate sufficient income over the next several years to utilize the losses. Litigation reserves are based on management’s best estimate of potential liability, with consultation of in-house and outside counsel. Related to pension accounting, the selection of assumptions, including the estimated rate of return on plan assets and the discount rate, impact the actuarially determined amounts reflected in the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. None of the reclassifications impacted the Company’s net income in any period.

Merchandise and Services Revenue Recognition

Total net sales, which exclude sales taxes and are net of estimated returns, are recorded at the point of sale when payment is made and customers take possession of the merchandise in department stores, at the point of shipment of merchandise ordered through Direct (Internet/catalog) or, in the case of services, at the time the customer has received the benefit of the service, such as salon, portrait, optical or custom decorating. Commissions earned on sales generated by licensed departments are included as a component of total net sales. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold. The Company provides for estimated future returns based on historical return rates and sales levels.

Gift Card Revenue Recognition

At the time gift cards are sold, no revenue is recognized; rather, a liability is established for the face amount of the card. The liability remains recorded until the earlier of redemption, escheatment or 60 months. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. The Company escheats a portion of unredeemed gift cards according to Delaware escheatment requirements that govern remittance of the cost of the merchandise portion of unredeemed gift cards over five years old. After reflecting the amount escheated, any remaining liability after 60 months (referred to as breakage) is relieved and recognized as a reduction of Selling, General and Administrative (SG&A) Expenses as an offset to the costs of administering the gift card program. It is the Company’s historical experience that the likelihood of redemption after 60 months is remote. The liability for gift cards is recorded in Accrued Expenses and Other Current Liabilities on the Consolidated Balance Sheets and was $231 million at both February 2, 2008 and February 3, 2007.

Cost of Goods Sold

Cost of Goods Sold includes all costs directly related to bringing merchandise to its final selling destination. These costs include the cost of the merchandise (net of discounts or allowances earned), sourcing and procurement costs, buying and brand development costs, including buyers’ salaries and related expenses, freight costs, warehouse operating expenses, merchandise examination, inspection and testing, store merchandise distribution center expenses, including rent, and shipping and handling costs incurred related to Direct sales to customers.

Selling, General and Administrative Expenses

SG&A expenses include salaries and related expenses other than those pertaining to buying, sourcing, warehousing merchandise and store merchandise distribution centers. SG&A expenses also include advertising costs, occupancy and rent expense, utilities and maintenance, personal property taxes, administration costs related to the Company’s home office and district and regional operations, costs related to information technology, credit card fees and taxes other than income taxes.

Advertising

Advertising costs, which include newspaper, television, radio and other media advertising, are expensed either as incurred or the first time the advertisement occurs. Total advertising costs, net of cooperative advertising vendor reimbursements of $210 million, $163 million and $139 million for 2007, 2006 and 2005, respectively, were $1,316 million, $1,317 million and $1,209 million. These totals include direct-to-consumer advertising, consisting of catalog book costs and Internet advertising, of $356 million, $357 million and $351 million for 2007, 2006 and 2005, respectively. Catalog book preparation and printing costs, which are considered direct response advertising, are charged to expense over the productive life of the catalog, not to exceed eight months. Deferred catalog book costs of $41 million at February 2, 2008 and $56 million at February 3, 2007 were included in Prepaid Expenses on the Consolidated Balance Sheets.

Vendor Allowances

The Company receives vendor support in the form of cash payments or allowances through a variety of reimbursements for cooperative advertising, markdowns, vendor shipping and packaging compliance and defective merchandise. The Company has agreements in place with each vendor setting forth the specific conditions for each allowance or payment. In accordance with Emerging Issues Task Force 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” depending on the arrangement, the Company either recognizes the allowance as a reduction of current costs or defers the payment over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.

For cooperative advertising programs offered by national brands, the Company generally offsets the allowances against the related advertising expense. Certain programs require proof-of-advertising to be provided to the vendor to support the reimbursement of the incurred cost. Programs that do not require proof-of-advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor’s label. If the allowance exceeds the advertising costs incurred on a vendor-specific basis, then the excess allowance for the vendor is recorded as a reduction of merchandise cost.

Markdown reimbursements related to merchandise that has been sold are negotiated and documented by the Company’s buying teams and are credited directly to Cost of Goods Sold in the period received. If vendor allowances are received prior to merchandise being sold, they are recorded as a reduction of merchandise cost.

Vendor compliance charges reimburse the Company for incremental merchandise handling expenses incurred due to a vendor’s failure to comply with the Company’s established shipping or merchandise preparation requirements. Vendor compliance charges are recorded as a reduction of merchandise handling costs.

Pre-Opening Expense

Subsequent to the construction/build-out period of store facilities, costs associated with the pre-opening phase, including advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rental costs, if applicable, are expensed in the period incurred. Due to the adoption of FASB Staff Position (FSP) 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” beginning in fiscal 2006, rental costs incurred during the construction/buildout period are also included in pre-opening expense. Previously, such costs were capitalized as part of the building or leasehold improvement. In total, pre-opening expense was $46 million, $27 million and $15 million, respectively, for 2007, 2006 and 2005.

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal examinations by tax authorities for fiscal years before 2007. The Company’s U.S. income tax returns for fiscal years 2001 through 2006 have been audited and resolution of issues pertaining to those years occurred during 2007. The Company is audited by the taxing authorities of virtually all states and certain foreign countries and is subject to examination by these taxing jurisdictions for fiscal years generally after 2002.

Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. (SFAS) 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized. During 2005, the valuation allowance previously established for state net operating losses was reversed based on management’s assessment that the Company would generate sufficient income in order to utilize the remaining state net operating loss tax assets.

The Company adopted the provisions of FIN 48 at the beginning of 2007 on February 4. The Company’s adoption of this standard was consistent with FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP 48-1), that was issued in May 2007 and that provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing unrecognized tax benefits. As a result of the implementation of FIN 48, the Company recognized a $5 million decrease in the liability for unrecognized tax benefits with a corresponding increase to retained earnings. A reconciliation of the 2007 beginning and ending amount of unrecognized tax benefits is as follows:

($ in millions)
Balance at February 4, 2007	$181
Additions based on tax positions related to 2007	22
Settlements and effective settlements with tax authorities	(43)

Balance at February 2, 2008(1)	$160

(1) Includes $12 million of unrecognized tax benefits related to discontinued operations.

The total amount of unrecognized tax benefits as of February 2, 2008 was $160 million. Included in the balance are $90 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The remaining $70 million of unrecognized tax benefits, if recognized, would favorably affect the effective tax rate, and would be reduced upon settlement by $24 million related to the federal tax deduction of state taxes.

Over the next twelve months, management anticipates that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $49 million (none of which would affect the effective tax rate) either because the Company’s tax position will be sustained upon audit or the Company will agree to a disallowance.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2007, 2006 and 2005, the Company recognized approximately $(25) million, $(5) million and $5 million, respectively, in interest. As of February 2, 2008, the Company did not have any interest and penalties accrued, due to the current status of the IRS audit and state net operating losses, compared to $25 million ($16 million net of a $9 million federal deferred tax benefit) at February 4, 2007.

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

Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Except when the effect would be anti-dilutive at the continuing operations level, the diluted EPS calculation includes the impact of restricted stock units and shares that, during the period, could have been issued under outstanding stock options.

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income/(loss). For all years presented, other comprehensive income/(loss) includes unrealized gains/(losses) on investments. Beginning in 2007, other comprehensive income/(loss) reflects gain or loss and prior service cost arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost during the period, all net of tax. For years prior to 2007, other comprehensive income/(loss) also included non-qualified plan minimum liability adjustments, net of tax. However, the February 3, 2007 balance of accumulated other comprehensive income/(loss) was adjusted to reflect the recognition provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which resulted in the reversal of the additional minimum liability and the recognition of net actuarial losses and prior service costs not yet included in periodic pension/postretirement cost, net of tax. See the Retirement-Related Benefits accounting policy below and Note 16 for further discussion.

Cash and Short-Term Investments

All highly-liquid investments with original maturities of three months or less are considered to be short-term investments. Short-term investments consist primarily of short-term U.S. Treasury money market funds and a portfolio of highly rated bank deposits and are stated at cost, which approximates fair market value.

($ in millions)	2007	2006
Cash	$119	$119
Short-term investments	2,352	2,628

Total cash and short-term investments	$2,471	$2,747

Total Cash and Short-Term Investments for 2007 and 2006 included restricted short-term investment balances of $49 million and $58 million, respectively. Restricted balances are pledged as collateral for a portion of casualty insurance program liabilities.

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

Total Company LIFO credits included in Cost of Goods Sold were $7 million, $16 million and $1 million in 2007, 2006 and 2005, respectively. If the first-in, first-out or “FIFO” method of inventory valuation had been used instead of the LIFO method, inventories would have been $1 million and $8 million higher at February 2, 2008 and February 3, 2007, respectively.

Property and Equipment, Net

($ in millions)	Estimated Useful Lives (Years)	2007	2006

Land	N/A	$303	$237
Buildings	50	3,670	3,141
Furniture and equipment	3-20	2,241	2,104
Leasehold improvements		964	795
Accumulated depreciation		(2,219)	(2,115)

Property and equipment, net		$4,959	$4,162

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

The Company accounts for its conditional asset retirement obligations, which are primarily related to asbestos removal, based on the guidance in FIN 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” FIN 47 requires the Company to recognize a liability for the fair value of the conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.

Capitalized Software Costs

Costs associated with the acquisition or development of major software for internal use are capitalized in Other Assets in the Company’s Consolidated Balance Sheets and are amortized over the expected useful life of the software, generally between three and seven years. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period incurred.

Impairment of Long-Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the assets or the Company’s overall business strategies. Potential impairment exists if the estimated undiscounted cash flows expected to result from the use of the asset plus any net proceeds expected from disposition of the asset are less than the carrying value of the asset. The amount of the impairment loss represents the excess of the carrying value of the asset over its fair value. Management estimates fair value based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. Additional factors are taken into consideration, such as local market conditions, operating environment, mall performance and other trends.

Based on management’s ongoing review of the performance of its portfolio of stores and other facilities, impairment losses totaling $1 million, $2 million and $7 million in 2007, 2006 and 2005, respectively, were recorded for underperforming department stores and underutilized catalog and other facilities. These charges are reflected in Real Estate and Other (Income), Net, which is a component of Income from Continuing Operations in the accompanying Consolidated Statements of Operations. See further discussion in Note 17.

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

Some of the Company’s lease agreements contain developer/tenant allowances. Upon receipt of such allowances, the Company records a deferred rent liability in Other Liabilities on the Consolidated

Balance Sheets. The allowances are then amortized on a straight-line basis over the remaining terms of the corresponding leases as a reduction of rent expense.

Retirement-Related Benefits

On February 3, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 required the Company to recognize the funded status – the difference between the fair value of plan assets and the plan’s benefit obligation – of its defined benefit pension and postretirement plans directly on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial adoption resulted in a $234 million decrease to the February 3, 2007 balance of accumulated other comprehensive income/(loss), a component of stockholders’ equity, and included the elimination of the additional minimum liability, which is no longer required. Beginning in 2007, adjustments to other comprehensive income/(loss) reflect prior service cost or credits and actuarial gain or loss amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost, net of tax, in accordance with current pension accounting rules under SFAS 87, “Employers’ Accounting for Pensions,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Refer to Note 16.

SFAS 158 also eliminates the provisions of SFAS 87 and SFAS 106 that allow plan assets and obligations to be measured as of a date not more than three months prior to the reporting entity’s balance sheet date. The Company uses a measurement date of October 31 for its defined benefit pension and other postretirement plans; and therefore, transitioned to a fiscal year-end measurement date using the first approach prescribed by paragraph 18 of SFAS 158 whereby a new measurement of plan assets and benefit obligations was completed as of the beginning of 2008 (the year of adopting the measurement date provision). Accordingly, in the first quarter of 2008, the Company will increase the opening retained earnings balance by approximately $42 million for the transition adjustment to recognize the net periodic benefit income for the period between October 31, 2007 and February 2, 2008. In addition, to reflect the changes in the fair value of plan assets and the benefit obligation that occurred during the transition period from October 31, 2007 to February 2, 2008, which included an increase in the discount rate from 6.46% to 6.54% as of February 2, 2008, the Company will record a decrease of $343 million to the 2008 opening balance of accumulated other comprehensive income, net of tax.

Exit or Disposal Activity Costs

In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with exit or disposal activities are recorded at their fair values when a liability has been incurred. Reserves are established at the time of closure for the present value of any remaining operating lease obligations (PVOL), net of estimated sublease income, and at the point of decision for severance and other exit costs. Since the Company has an established program for termination benefits upon a reduction in force or the closing of a facility, termination benefits paid under the existing program are considered part of an ongoing benefit arrangement, accounted for under SFAS 112, “Employers’ Accounting for Postemployment Benefits,” and recorded when payment of the benefits is considered probable and reasonably estimable.

Stock-Based Compensation

Consistent with SFAS 123R, the Company records compensation expense on a straight-line basis over the associates’ service period, to the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the stated vesting period (the non-substantive vesting period approach).

The Company estimates the fair value of stock option awards on the date of grant using a binomial lattice model. The Company believes that the binomial lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior.

The expected volatility used in the binomial lattice model is based on an analysis of historical prices of JCPenney’s stock and open market exchanged options. The expected volatility reflects the volatility implied from a price quoted for a hypothetical call option with a duration consistent with the expected life of the options and the volatility implied by the trading of options to purchase the Company’s stock on open-market exchanges. The expected term of options granted is derived from the output of the binomial lattice model, and represents the period of time that the options are expected to be outstanding. This model incorporates an early exercise assumption in the event of a significant increase in stock price. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. For 2007, the dividend yield is based on stock price at option date and the current dividend level with no assumed future increases.

The following table presents the assumptions utilized to estimate the grant date fair value of stock options using the binomial lattice model:

	2007	2006	2005
Dividend yield	0.92%	1.15%-1.20%	0.92%-1.20%
Expected volatility	25.0%	25.0%	30.0%
Risk-free interest rate	4.45%	4.7%	4.0%
Expected option term	4.5 years	5 years	5 years
Weighted-average fair value of options at grant date	$ 19.85	$ 16.17	$ 12.87

Also in accordance with SFAS 123R, excess tax benefits related to stock option exercises are reflected as financing cash inflows on the consolidated statements of cash flows.

The Company elected to adopt the shortcut method provided in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” for determining the initial pool of excess tax benefits available to absorb tax deficiencies related to stock-based compensation subsequent to the adoption of SFAS 123R. The shortcut method includes simplified procedures for establishing the beginning balance of the pool of excess tax benefits (the APIC Tax Pool) and for determining the subsequent effect on the APIC Tax Pool and the Company’s Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards.

See Note 14 for additional discussion of the Company’s stock-based compensation.

Effect of New Accounting Standards

In June 2007, the EITF reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 provides guidance regarding how an entity should recognize the tax benefit received as a result of dividends paid to holders of share-based compensation awards and charged to retained earnings according to SFAS No. 123R,

“Share-Based Payment”, and will become effective in the first quarter of 2008. Management does not expect EITF Issue No. 06-11 to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. The adoption of the applicable provisions of SFAS 157 at the beginning of fiscal 2008 is not expected to have a material impact on the Company’s consolidated financial statements, and as it relates to nonfinancial assets and liabilities, the Statement is not expected to have a material impact on the Company’s consolidated financial statements.

2) Common Stock Repurchase Programs

Common stock has been repurchased through open market transactions and retired on the same day it is repurchased. The excess of the purchase price over the par value is allocated between reinvested earnings and additional paid-in capital.

During the 2004 to 2007 period, the Company purchased a combined $5.3 billion of its common stock through open-market transactions as follows:

Stock Repurchases

(in millions)	Shares	Cost(1)
2004	50.1	$1,951
2005	44.2	2,199
2006	11.3	750
2007	5.1	400

Total	110.7	$5,300

(1) Excludes commissions.

Of the total repurchases, the Company’s Board authorized $3.0 billion in 2004, $1.15 billion in 2005, $750 million in 2006 and $400 million in 2007. In order to fund these programs, the Company used a portion of the $3.5 billion in net cash proceeds from the sale of the Eckerd drugstore operations, $260 million in net cash proceeds from the sale of Renner stock, cash proceeds and tax benefits from the exercise of employee stock options and existing cash and short-term investment balances.

3) Earnings Per Share

Income from continuing operations and shares used to compute earnings per share (EPS) from continuing operations, basic and diluted, are reconciled below:

(in millions, except EPS)	2007		2006	2005
Earnings:
Income from continuing operations, basic and diluted	$1,105		$1,134	$977

Shares:
Average common shares outstanding (basic shares)	223		229	253
Adjustment for assumed dilution – Stock options and restricted stock awards	2		3	2

Average shares assuming dilution (diluted shares)	225		232	255

EPS from continuing operations:
Basic	$4.96		$4.95	$3.86
Diluted	$4.90		$4.88	$3.83
The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would be anti-dilutive:
(shares in millions)	2007		2006	2005
Stock options and restricted awards	2		1	4

4) Supplemental Cash Flow Information
($ in millions)	2007		2006	2005
Total interest paid	$283		$281	$312
Less: interest paid attributable to discontinued operations	-		-	6

Interest paid by continuing operations	$283	(1)	$281	$306	(1)

Interest received by continuing operations	$112		$140	$109

Total income taxes paid	$616		$593	$441
Less: income taxes (received) attributable to discontinued operations	(15)		(27)	(96)

Income taxes paid by continuing operations	$631		$620	$537

(1) Includes cash paid for bond premiums and commissions of $9 million and $15 million for 2007 and 2005, respectively.

There were no significant non-cash investing or financing activities in 2007, 2006 or 2005.

5) Other Assets

($ in millions)	2007	2006
Real estate investments(1)	$263	$350
Leveraged lease investments	141	140
Capitalized software, net	107	95
Debt issuance costs, net	34	21
Other	24	22

Total	$569	$628

(1) Of the total, $254 million and $334 million, respectively, represents the market value of shares in real estate investment trusts accounted for as available for sale securities. As of both February 2, 2008 and February 3, 2007, the cost basis of these investments was $75 million. The $80 million decrease in the carrying value in 2007 represents the decrease in the net unrealized holding gains on these investments, which are reflected in other comprehensive income. See Note 13 for the cumulative balance of the unrealized net holding gains included in accumulated other comprehensive income related to these investments. There were no sales of these investments in 2007, 2006 or 2005. The remaining balance of real estate investments represents investments in partnerships, which are accounted for under the equity method and are discussed further in Note 19.

6) Accrued Expenses and Other Current Liabilities

($ in millions)	2007	2006
Accrued salaries, vacation and bonus(1)	$343	$455
Customer gift cards/certificates	231	231
Capital expenditures payable(2)	124	88
Taxes other than income taxes	90	116
Interest payable	88	84
Advertising payables	81	104
Current portion of retirement plan liabilities	78	74
Occupancy and rent-related payables(2)	89	64
Current portion of workers’ compensation and general liability insurance	65	67
Unrecognized tax benefits(3)	49	-
Common dividends payable	45	41
Reserves for discontinued operations	14	34
Other(4)	366	334

Total	$1,663	$1,692

(1) The decrease in 2007 was due to lower incentive compensation based on 2007 sales and operating performance.

(2) The increase was due to new store growth and renovations of existing stores.

(3) Due to the Company’s adoption of FIN 48 at the beginning of 2007 that prescribes recognition, measurement and classification criteria for open tax positions.

(4) Other includes various general accrued expenses related to operations that are individually insignificant.

7) Other Liabilities

($ in millions)	2007	2006
Retirement benefit plan liabilities(1)	$248	$324
Long-term portion of workers’ compensation and general liability insurance	166	152
Developer/tenant allowances	118	120
Unrecognized tax benefits(2)	111	-
Reserves for discontinued operations	28	51
Other	20	30

Total	$691	$677

(1) The decrease was due to strong asset returns over the past several years.

(2) Due to the Company’s adoption of FIN 48 at the beginning of 2007 that prescribes recognition, measurement and classification criteria for open tax positions.

8) Fair Value of Financial Instruments

The following methods and assumptions were used in estimating the fair values of financial instruments:

Cash and Short-Term Investments

The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt

The fair value of long-term debt, excluding equipment financing, capital leases and other is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. At February 2, 2008, long-term debt excluding equipment financing, capital leases and other, had a carrying value of $3.7 billion and a fair value of $3.6 billion. At February 3, 2007, long-term debt excluding equipment financing, capital leases and other, had a carrying value of $3.4 billion and a fair value of $3.6 billion.

Concentrations of Credit Risk

The Company has no significant concentrations of credit risk.

9) Credit Agreement

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

The 2005 Credit Agreement includes a requirement that the Company maintain: (i) a Leverage Ratio (as defined in the 2005 Credit Agreement) of no more than 3.0 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis and (ii) a Fixed Charge Coverage Ratio (as defined in the 2005 Credit Agreement) of at least 3.2 to 1.0 for each period of four consecutive fiscal quarters. As of February 2, 2008, the Company was in compliance with these requirements with a Leverage Ratio of 1.6 to 1.0 and a Fixed Charge Coverage Ratio of 6.5 to 1.0.

No borrowings, other than the issuance of standby and import letters of credit, which totaled $117 million as of the end of 2007, have been made under this credit facility.

10) Long-Term Debt

($ in millions)	2007	2006
Issue:
5.75% Senior Notes Due 2018	$300	$-
6.375% Senior Notes Due 2036	700	-
6.5% Medium-Term Notes, Due 2007	-	100
6.875% Medium-Term Notes, Due 2015	200	200
6.9% Notes, Due 2026	2	2
7.125% Debentures, Due 2023	255	255
7.375% Notes, Due 2008	200	200
7.4% Debentures, Due 2037	326	326
7.6% Notes, Due 2007	-	325
7.625% Notes, Due 2097	500	500
7.65% Debentures, Due 2016	200	200
7.95% Debentures, Due 2017	285	285
8.0% Notes, Due 2010	506	506
8.125% Debentures, Due 2027	-	303
9.0% Notes, Due 2012	230	230
6.35% to 7.33% Equipment Financing Notes, Due 2007	-	4

Total notes and debentures	3,704	3,436
Capital lease obligations and other	4	8

Total long-term debt, including current maturities	3,708	3,444
Less: current maturities	203	434

Total long-term debt	$3,505	$3,010

The weighted average interest rate on long-term debt outstanding at February 2, 2008 and February 3, 2007 was 7.3% and 7.7%, respectively.

2007 Debt Reductions

In the second quarter of 2007, the Company accelerated the redemption of the remaining $303 million principal amount of JCP’s 8.125% Debentures Due 2027. The Company incurred a pre-tax charge of $12 million for this early redemption related to the call premium and write-off of unamortized costs of these Debentures. In the first quarter of 2007, the Company repaid at maturity $325 million outstanding principal amount of JCP’s 7.60% Notes Due 2007. In the fourth quarter of 2007, the Company repaid at maturity $100 million outstanding principal amount of JCP’s 6.5% Medium-Term Notes Due 2007.

2007 Issuance of Debt

In April 2007, the Company issued $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. The Company received proceeds of $980 million from the offering, net of underwriting discounts. A portion of the net proceeds from the offering was used for the early redemption of JCP’s 8.125% Debentures Due 2027 and the payment at maturity of JCP’s 6.5% Medium-Term Notes Due 2007. The balance of the net proceeds from the offering will be used for general corporate purposes, including payment of 2008 long-term debt maturities.

There were no issuances of long-term debt and no significant reductions in debt in 2006.

Long-Term Debt Covenants

The Company has an indenture covering approximately $255 million of long-term debt that contains a financial covenant requiring the Company to have a minimum of 200% net tangible assets to senior funded indebtedness (as defined in the indenture). This indenture permits the Company to issue additional long-term debt if it is in compliance with the covenant. At year-end 2007, the Company’s percentage of net tangible assets to senior funded indebtedness was 314%.

Scheduled Annual Principal Payments on Long-Term Debt

($ in millions)
2008	2009	2010	2011	2012	2013-2097
$ 203	$ -	$ 506	$ -	$ 230	$ 2,769

11) Net Interest Expense

($ in millions)	2007	2006	2005
Long-term debt	$278	$270	$280
Short-term investments	(113)	(135)	(111)
Other, net	(12)	(5)	4
Less: interest expense allocated to discontinued operations	-	-	(4)

Total	$153	$130	$169

12) Capital Stock

The Company had 35,895 stockholders of record as of February 2, 2008. On a combined basis, the Company’s 401(k) savings plan, including the Company’s employee stock ownership plan (ESOP), held 17 million shares of common stock, or approximately 8% of the Company’s outstanding common stock, at February 2, 2008. See Note 2 for a discussion of the Company’s common stock repurchase programs.

Preferred Stock

The Company has authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of February 2, 2008 or February 3, 2007.

Preferred Stock Purchase Rights

Each outstanding and future share of common stock includes one preferred stock purchase right. These rights, which are redeemable by the Company under certain circumstances, entitle the holder to purchase, for each right held, 1/1000 of a share of Series A Junior Participating Preferred Stock at a price of $140 upon the occurrence of certain events, as described in the rights agreement. The rights agreement also provides that a committee of the Company’s independent directors will review the rights agreement at least every three years and, if they deem it appropriate, may recommend to the Company’s Board of Directors a modification or termination of the rights agreement.

13) Accumulated Other Comprehensive Income/(Loss)

	2007			2006
	Pre-Tax Amount	Deferred Tax (Liability)/ Asset	Net of Tax Amount	Pre-Tax Amount	Deferred Tax (Liability)/ Asset	Net of Tax Amount
($ in millions)
Net unrealized gains on investments	$179	$(64)	$115	$259	$(93)	$166
Net actuarial gain/(loss) and prior service (cost)/credit – pension and postretirement plans(1)	153	(60)	93	(560)	218	(342)

Accumulated other comprehensive income/(loss)	$332	$(124)	$208	$(301)	$125	$(176)

(1) See Note 16 for breakdowns of the pre-tax actuarial gain/(loss) and prior service (cost)/credit balances.

14) Stock-Based Compensation

In May 2005, the Company’s stockholders approved the J. C. Penney Company, Inc. 2005 Equity Compensation Plan (2005 Plan), which reserved an aggregate of 17.2 million shares of common stock for issuance to employees (associates) and non-employee directors. Since June 1, 2005, all grants have been made under the 2005 Plan. The 2005 Plan provides for grants to associates of options to purchase the Company’s common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. The 2005 Plan also provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to non-employee members of the Board. As of February 2, 2008, 13.5 million shares of stock were available for future grants.

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

Stock-Based Compensation Cost

($ in millions)	2007	2006	2005
Stock awards (shares and units)	$22	$34	$6
Stock options	23	26	32

Total stock-based compensation cost	$45	$60	$38

Total income tax benefit recognized for stock-based compensation arrangements	$18	$23	$15

Stock Options

On March 14, 2007, the Company granted approximately 1.4 million stock options to associates at an option price of $78.50, representing the annual grant. As of February 2, 2008, options to purchase 8.2 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 3.7%. Additional information regarding options outstanding as of February 2, 2008 follows:

(Shares in thousands; price is weighted-average exercise price)

	Exercisable			Unexercisable			Total Outstanding
	Shares	%	Price	Shares	%	Price	Shares	%	Price
In-the-money	3,967	77%	$34	740	24%	$45	4,707	57%	$ 36
Out-of-the-money(1)	1,166	23%	64	2,360	76%	71	3,526	43%	69

Total options outstanding	5,133	100%	$41	3,100	100%	$65	8,233	100%	$ 50

(1) Out-of-the-money options are those with an exercise price equal to or above the closing price of JCPenney common stock of $48.50 as of February 2, 2008.

The following table summarizes stock options outstanding as of February 2, 2008, as well as activity during the fiscal year then ended:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)(1)
Outstanding at February 3, 2007	8,291	$43
Granted	1,432	79
Exercised	(1,168)	38
Forfeited or expired	(322)	48

Outstanding at February 2, 2008	8,233	$50	6.6	$60

Exercisable at February 2, 2008	5,133	$41	5.5	$57

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The weighted-average grant date fair value of stock options granted during 2007, 2006 and 2005 was $19.85, $16.17 and $12.87, respectively.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2007	2006	2005
Proceeds from stock options exercised	$45	$135	$162
Intrinsic value of stock options exercised	47	124	116
Tax benefit related to stock-based compensation	18	48	45
Excess tax benefits realized on stock-based compensation	17	39	43

As of February 2, 2008, there was $30 million of unrecognized and unearned compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized as expense over the remaining weighted-average vesting period of approximately 1.0 year.

Stock Awards

On March 14, 2007, the Company granted approximately 362,000 performance-based restricted stock unit awards to associates, representing the annual grant. The performance unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2007 earnings per share (defined as diluted per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee of the Board (Committee)). A payment of 100% of the target award would have been achieved at earnings per share of $5.44. In addition to the performance requirement, the award also included a time-based vesting requirement, under which one-third of the earned performance unit award vests on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time. Upon vesting, the performance units would be paid out in shares of JCPenney common stock. These awards are expensed based upon estimated payout percentages. For 2007, based on EPS excluding unusual and/or extraordinary items identified by the Committee, the payout percentage for these awards was 0% and the granted units were cancelled.

In addition to the annual associate performance-based restricted stock unit awards, the Company granted approximately 146,000 restricted and non-restricted stock units as ad-hoc awards to associates as well as dividend equivalents on unvested restricted stock awards.

The Company also granted approximately 17,000 restricted stock units to non-employee members of the Board in 2007. Restricted stock awards (shares and units) for non-employee directors are expensed when granted since the recipients have the right to receive the shares upon a qualifying termination of service in accordance with the grant.

During 2007, in addition to the vesting of individual restricted stock awards, the initial one-third, or approximately 254,000, of the Company’s March 2006 annual grant of performance-based restricted stock unit awards vested. The total earned was based on 200% of the target award as determined by the 2006 payout matrix and the Company achieving $4.88 of EPS from continuing operations for 2006.

The following table summarizes the non-vested stock awards (shares and units) as of February 2, 2008 and activity during the fiscal year then ended:

(shares in thousands)	Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at February 3, 2007	1,147	$56
Granted	525	76
Vested	(370)	58
Forfeited	(408)	75

Non-vested at February 2, 2008	894	$58

As of February 2, 2008, there was $22 million of unrecognized compensation expense related to unearned associate stock awards, which will be recognized over the remaining weighted-average vesting period of approximately 1.4 years. The aggregate fair value of shares vested during 2007, 2006 and 2005 was $28 million, $13 million and $2 million, respectively, at the date of vesting, compared to an aggregate fair value of $21 million, $7 million and $1 million, respectively, on the grant date.

15) Leases

The Company conducts the major part of its operations from leased premises that include retail stores, store distribution centers, warehouses, offices and other facilities. Almost all leases will expire during the next 20 years; however, most leases will be renewed or replaced by leases on other premises. JCPenney also leases data processing equipment and other personal property under operating leases of primarily three to five years. Rent expense, which is net of sublease income, was as follows for 2007, 2006 and 2005:

Rent Expense

($ in millions)	2007	2006	2005
Real property base rent and straight-lined step rent expense	$210	$205	$195
Real property contingent rent expense (based on sales)	26	27	27
Personal property rent expense	61	63	65

Total rent expense	$297	$295	$287

As of February 2, 2008, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and net of future non-cancelable operating sublease payments, and capital leases were:

($ in millions)	Operating	Capital
2008	$250	$3
2009	221	-
2010	181	-
2011	152	-
2012	126	-
Thereafter	1,448	1

Total minimum lease payments	$2,378	$4

Present value	$1,187	$3
Weighted-average interest rate	7.5%	6.6%

16) Retirement Benefit Plans

The Company provides retirement and other postretirement benefits to substantially all employees (associates). Retirement benefits are an important part of the Company’s total compensation and benefits program designed to attract and retain qualified, talented associates. The Company’s retirement benefit plans consist of a non-contributory qualified pension plan (primary pension plan), non-contributory supplemental retirement and deferred compensation plans for certain management associates, a 1997 voluntary early retirement program, a contributory medical and dental plan and a 401(k) and employee stock ownership plan. These plans are discussed in more detail below. Associates hired or rehired on or after January 1, 2002 are not eligible for retiree medical or dental coverage. Associates hired or rehired on or after January 1, 2007 are not eligible to participate in the primary pension plan, as discussed below.

Retirement Benefit Plan Changes

Effective January 1, 2007, the Company implemented certain changes to its retirement benefits. With respect to the 401(k) plan, all associates who are 21 or older are immediately eligible to participate in the plan. Further, eligible associates, who have completed one year and at least 1,000 hours of service, will be offered a fixed Company matching contribution of 50 cents on each dollar contributed up to 6% of pay. The Company may make additional discretionary matching contributions. This fixed plus discretionary match replaces the former Company contribution amount equal to 4.5% of available profits plus discretionary contributions. The vesting period for Company matching contributions under the 401(k) plan has been changed from five-year pro rata vesting to full vesting after three years.

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

Adoption of SFAS 158

As discussed in Note 1, the Company adopted the recognition and disclosure provisions of SFAS 158 as of February 3, 2007. SFAS 158 required the Company to recognize the funded status of its defined benefit pension and postretirement plans directly on the balance sheet. Funded status is the difference between the fair value of plan assets and the plan’s benefit obligation. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial adoption was reflected as a $234 million decrease to the February 3, 2007 balance of accumulated other comprehensive income/(loss), a component of stockholders’ equity, and included the elimination of the additional minimum liability, which is no longer required. Beginning in fiscal 2007, adjustments to other comprehensive income reflect prior service cost or credits and actuarial gain or loss amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost, net of tax, in accordance with current pension accounting rules.

The following table summarizes the effect of required changes in the additional minimum liability as of February 3, 2007 prior to the adoption of SFAS 158 as well as the impact of the initial adoption of SFAS 158 on the Company’s Consolidated Balance Sheet:

	February 3, 2007
($ in millions)	Before Additional Minimum Liability and SFAS 158 Adjustments	Additional Minimum Liability Adjustments	SFAS 158 Adjustments	After Application of SFAS 158
Prepaid pension	$1,760	$-	$(525)	$1,235
Total assets	13,198	-	(525)	12,673
Accrued expenses and other current
liabilities	1,618	-	74	1,692
Deferred income taxes	1,359	(3)	(150)	1,206
Other liabilities	883	9	(215)	677
Total liabilities	8,670	6	(291)	8,385
Accumulated other comprehensive income/(loss)	64	(6)	(234)	(176)
Total stockholders’ equity	4,528	(6)	(234)	4,288

As discussed in Note 1, the Company will adopt the SFAS 158 measurement date provision effective at the beginning of 2008 by changing its annual measurement date from October 31 to fiscal year end. For the fiscal year 2007, the Company’s measurement date for its plans was October 31.

Retirement Benefit Plans (Income)/Expense

Company (income)/expense for all retirement-related benefit plans for 2007, 2006 and 2005 was as follows:

($ in millions)	2007	2006	2005
Primary pension plan	$(97)	$9	$69
Supplemental plans	52	42	43
Postretirement plans	(29)	(25)	(17)
Defined contribution plans	58	97	78

Total retirement benefit plans (income)/expense	$(16)	$123	$173

See Management’s Discussion and Analysis under Critical Accounting Policies on pages 34-36 of this Annual Report on Form 10-K for additional discussion of the Company’s defined benefit pension plan and Note 1 on page F-14 for the Company’s accounting policies regarding retirement-related benefits.

Defined Benefit Retirement Plans

Primary Pension Plan — Funded

The Company’s primary pension plan is provided to associates who have completed at least 1,000 hours of service, generally in a 12-consecutive-month period and have attained age 21. The plan is funded by Company contributions to a trust fund, which is held for the sole benefit of participants and beneficiaries. Participants generally become 100% vested in the plan after five years of employment or at age 65. Pension benefits are calculated based on an associate’s average final pay, the average social security wage base and the associate’s credited service (up to 35 years), as defined in the plan document. New associates hired on or after January 1, 2007 do not participate in the Company’s pension plan, as discussed on the previous page.

Supplemental Retirement Plans — Unfunded

The Company has unfunded supplemental retirement plans, which provide retirement benefits to certain management associates. The Company pays ongoing benefits from operating cash flow and cash investments. The primary plans are a Supplemental Retirement Program and a Benefit Restoration Plan. Benefits for the Supplemental Retirement Program and Benefit Restoration Plan are based on length of service and final average compensation. The Benefit Restoration Plan is intended to make up benefits that could not be paid by the primary pension plan due to governmental limits on the amount of benefits and the level of pay considered in the calculation of benefits. The Supplemental Retirement Program is a non-qualified plan that was designed to allow eligible management associates to retire at age 60 with retirement income comparable to the age 65 benefit provided under the primary pension plan and Benefit Restoration Plan. In addition, the Supplemental Retirement Program offers participants who leave the Company between ages 60 and 62 benefits equal to the estimated social security benefits payable at age 62. The Supplemental Retirement Program also continues Company-paid term life insurance at a declining rate until it is phased out at age 70, and associate-paid term life insurance through age 65. Participation in the Supplemental Retirement Program is limited to associates who were annual incentive-eligible management associates as of December 31, 1995.

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

Primary Pension Plan (Income)/Expense

($ in millions)	2007	2006	2005
Service costs	$93	$94	$96
Interest costs	218	212	212
Projected return on assets	(415)	(371)	(347)
Amortization of actuarial loss	7	74	108

Net periodic pension plan (income)/expense	$(97)	$9	$69

Supplemental Plans Expense

($ in millions)	2007	2006	2005
Service costs	$4	$1	$2
Interest costs	23	22	24
Amortization of actuarial loss	25	19	17

Net supplemental plans expense	$52	$42	$3

Assumptions

The weighted-average actuarial assumptions used to determine expense for 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Discount rate	5.85%	5.80%	5.85%
Expected return on plan assets	8.9%	8.9%	8.9%
Salary increase	4.7%	4.0%	4.0%

The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). For 2007, 2006 and 2005 the discount rate is based on a portfolio of high-quality corporate bonds with similar average cash flow durations to the pension liability. The rate that will be used to measure 2008 pension expense is based on an externally published yield curve, and was increased to 6.54% as of February 2, 2008, in conjunction with the Company’s transition to a fiscal year-end measurement date in 2008, as required by SFAS 158 and more fully discussed in Note 1.

The expected return on plan assets is based on the plan’s long-term asset allocation policy, historical returns for plan assets and overall capital market returns, taking into account current and expected market conditions. Improvements in investment returns combined with the Company’s pre-tax contributions of $300 million in 2006, 2004 and 2003 led to a decrease in pension expense for the primary pension plan of $106 million, $60 million and $13 million in 2007, 2006 and 2005, respectively.

Funded Status

The table below provides a reconciliation of benefit obligations, plan assets and the funded status of the defined benefit pension and supplemental retirement plans. The projected benefit obligation (PBO) is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Assets used in calculating the funded status were measured at fair value at October 31 (the plans’ measurement date).

Obligations and Funded Status

	Pension Plan		Supplemental Plans
($ in millions)	2007	2006	2007		2006
Change in PBO
Beginning balance	$3,846	$3,762	$436		$429
Service costs	93	94	4		1
Interest costs	218	212	23		22
Actuarial (gain)/loss	(212)	(16)	(19)		52
Benefits (paid)	(217)	(206)	(75)		(68)

Balance at measurement date	$3,728	$3,846	$369		$436

Change in fair value of plan assets
Beginning balance	$4,781	$4,280	$-		$-
Company contributions(1)	300	-	75		68
Actual return on assets(2)	894	707	-		-
Benefits (paid)	(217)	(206)	(75)		(68)

Balance at measurement date	$5,758	$4,781	$-		$-

Funded status of plan
Excess/(deficiency) of fair value over projected benefits	$2,030	$935	$(369)		$(436)
Fourth-quarter contributions(1)(5)	-	300	60		59

Total prepaid pension cost/(accrued liability)	$2,030 (3)	$1,235 (3)	$(309	)(4)	$(377	)(4)

(1) The $300 million pre-tax contribution was made in the fourth quarter of the Company’s fiscal 2006, but reflected in the 2007 contributions for the pension plan in accordance with the October 31 measurement date.

(2) Includes plan administrative expenses.

(3) The total prepaid pension asset is presented as a separate line item under non-current assets in the Consolidated Balance Sheets.

(4) Of the total accrued liability, $74 million and $70 million for 2007 and 2006, respectively, is included in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheets, and the remaining $235 million and $307 million, respectively, is included in Other Liabilities.

(5) The fourth quarter contributions for the supplemental plans represent the five-year installment payments elected by retired associates.

In the reconciliation of the fair value of plan assets, the actual return on net assets of $894 million in 2007, which is net of plan administrative expenses, was due to strong capital market returns in 2007 following the strong market returns in the 2003 to 2006 period. The actual one-year return on pension plan assets at the October 31 measurement date in 2007 and 2006 was 19.1% and 17.6%, respectively.

The following pre-tax amounts were recognized in accumulated other comprehensive income/(loss) as of February 2, 2008 and February 3, 2007:

	Pension Plan			Supplemental Plans
($ in millions)	2007		2006	2007		2006
Net (gain)/loss	$(174)	(1)	$524	$189	(1)	$233
Prior service cost	1		1	-		-

	$(173)		$525	$189		$233

(1) Approximately $- million for the pension plan and $19 million for the supplemental plans is expected to be amortized from accumulated other comprehensive income/(loss) into net periodic benefit (income)/expense in 2008.

Assumptions to Determine Obligations

The weighted-average actuarial assumptions used to determine benefit obligations at the October 31 measurement dates were as follows:

	2007	2006	2005
Discount rate	6.46%	5.85%	5.80%
Salary progression rate	4.7%	4.7%	4.0%

The Company uses the Retirement Plans 2000 Table of Combined Healthy Lives (RP 2000 Table), projected to 2005, using Scale AA to forecast mortality improvements into the future to 2005.

Accumulated Benefit Obligation (ABO)

The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for the Company’s primary pension plan was $3.4 billion and $3.5 billion as of October 31, 2007 and 2006, respectively. At October 31, 2007, plan assets of $5.8 billion for the primary pension plan exceeded the ABO by approximately $2.4 billion, due to the Company’s pre-tax contributions of $300 million in 2006, 2004 and 2003, combined with strong asset returns over the last five years. The ABO for the Company’s unfunded supplemental pension plans was $322 million and $378 million as of October 31, 2007 and 2006, respectively.

Plan Assets

The target allocation ranges for each asset category, as well as the fair value of each asset category as a percent of the total fair value of pension plan assets as of October 31, 2007 and 2006, are as follows:

		Plan Assets
	Target Allocation Ranges	October 31, 2007	October 31, 2006
Asset Category
Equity securities	65% - 75%	70%	70%
Debt securities	15% - 25%	19%	19%
Real estate	5% - 15%	10%	11%
Cash and other	0% - 5%	1%	-%

Total		100%	100%

Asset Allocation Strategy

The pension plan’s investment strategy is designed to provide a rate of return that, over the long term, increases the ratio of plan assets to liabilities by maximizing investment return on assets, at an appropriate level of volatility risk. The plan’s asset portfolio is actively managed and invested primarily in equity securities, which have historically provided higher returns than debt portfolios, balanced with fixed income (i.e., debt securities) and other asset classes to maintain an efficient risk/return diversification profile. This strategy allows the pension plan to serve as a funding vehicle to secure benefits for Company associates, while at the same time being cost effective to the Company. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth- oriented and value-oriented investments and U.S. and non-U.S. securities. Investment types, including high-yield versus investment-grade debt securities, illiquid assets such as real estate, the use of derivatives and Company securities are set forth in written guidelines established for each investment manager and monitored by the Company. Direct investments in JCPenney securities are not permitted, even though the Employee Retirement Income Security Act of 1974 (ERISA) rules allow such investments up to 10% of a plan’s assets. The plan’s asset allocation policy is designed to meet the plan’s future pension benefit obligations. The policy is periodically reviewed and rebalanced as necessary, to ensure that the mix continues to be appropriate relative to established targets and ranges.

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

Postretirement Plan (Income)

($ in millions)	2007	2006	2005
Service costs	$1	$1	$2
Interest costs	1	3	6
Amortization of prior service (credit)	(31)	(29)	(25)

Net periodic postretirement benefit (income)	$(29)	$(25)	$(17)

The discount rates used for the postretirement plan are the same as those used for the defined benefit plans, as disclosed on page F-29, for all periods presented.

Funded Status

The table below provides a reconciliation of benefit obligations, plan assets and the funded status of the defined benefit postretirement plans. The accumulated postretirement benefit obligation (APBO) is the present value of benefits earned to date by plan participants. The funded status was measured at October 31 (the plans’ measurement date).

Obligations and Funded Status

($ in millions)	2007		2006
Change in APBO
Beginning balance	$22		$50
Service cost	1		1
Interest cost	1		3
Participant contributions	12		16
Actuarial (gain)	(1)		(26)
Gross benefits paid	(16)		(22)

Balance at measurement date	$19		$22

Change in fair value of plan assets
Beginning balance	$-		$-
Participant contributions	12		16
Company contributions	4		6
Benefits (paid)	(16)		(22)

Balance at measurement date	$-		$-

Funded status of plan
(Deficiency) of fair value over projected benefits	$(19)		$(22)
Fourth quarter contributions	2		1

Total (accrued liability)	$(17	)(1)	$(21	)(1)

(1) Of the total accrued liability, $4 million for both 2007 and 2006 is included in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheets, and the remaining $13 million and $17 million, respectively, is included in Other Liabilities.

The following pre-tax amounts were recognized in accumulated other comprehensive income/(loss) as of February 2, 2008 and February 3, 2007:

	Postretirement Plans
($ in millions)	2007		2006
Net (gain)	$(19)	(1)	$(19)
Prior service (credit)	(150)	(1)	(179)

	$(169)		$(198)

(1) In 2008, approximately $(1) million and $(25) million, respectively, of the net (gain) and prior service (credit) for the postretirement plans are expected to be amortized from accumulated other comprehensive loss into net periodic postretirement benefit (income).

As disclosed previously, the Company’s postretirement benefit plans were amended in 2001 to reduce and cap the per capita dollar amount of the benefit costs that would be paid by the Company. Thus, changes in the assumed or actual health care cost trend rates do not materially affect the accumulated post-retirement benefit obligation or the Company’s annual expense.

Cash Contributions

Based on management’s goal of maintaining a strong liquidity position, the Company elected to forgo making a voluntary pension plan contribution in 2007. In 2006, the Company made a $300 million discretionary contribution to its qualified pension plan.

Company payments to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2008 are anticipated to be approximately $74 million. Similar to the increases seen in 2006 and 2007, the expected contributions for 2008 have increased compared to those in recent years due to a December 2003 amendment to these plans that allowed participants a one-time irrevocable election to receive remaining unpaid benefits over a five-year period in equal annual installments.

All other postretirement benefit plans are not funded and are not subject to any minimum regulatory funding requirements. The Company estimates the 2008 postretirement plan payments will approximate $4 million, representing the Company’s defined dollar contributions toward medical coverage.

Estimated Future Benefit Payments

($ in millions)	Primary Pension Plan Benefits(1) (2)	Supplemental Plan Benefits(1)	Other Postretirement Benefits(1)	Total(1)
2008	$227	$74	$4	$305
2009	237	77	3	317
2010	244	22	3	269
2011	253	17	3	273
2012	266	16	2	284
2013-2017	1,510	97	8	1,615

(1) Does not include plan administrative expenses.

(2) Primary pension plan benefits are paid from the JCPenney Pension Plan Trust.

Defined Contribution Plans

The Company’s Savings, Profit-Sharing and Stock Ownership Plan (Savings Plan) is a qualified defined contribution plan, a 401(k) plan, available to all eligible associates of the Company and certain subsidiaries. Effective January 1, 2007, all associates who are age 21 or older are immediately eligible to participate in the plan. Previously, associates who had completed at least 1,000 hours of service within an eligibility period (generally 12 consecutive months) and had attained age 21 were eligible to participate in the plan. Beginning in plan year 2007, eligible associates, who have completed one year and at least 1,000 hours of service, are offered a fixed Company matching contribution of 50 cents on each dollar contributed up to 6% of pay. The Company may make additional discretionary matching contributions. This fixed plus discretionary match replaced the former Company contribution of an amount equal to 4.5% of available profits plus discretionary contributions, which was effective through plan year 2006. Effective with the 2007 plan year, Company matching contributions fully vest after three years. For Company matching contributions made through plan year 2006, the vesting period occurs over a five-year period at 20% per year of service. Total Company contributions for 2007, 2006 and 2005 were $51 million, $82 million and $71 million, respectively. Associates have the option of reinvesting matching contributions made in Company stock into a variety of investment options, primarily mutual funds.

In addition to the 401(k) plan, the Company also has a Mirror Savings Plan, which is a nonqualified unfunded defined contribution plan offered to certain management associates. Similar to the supplemental retirement plans, the Mirror Plan benefits are paid by the Company from operating cash flow and cash investments.

Total Company expense for defined contribution plans, including the Mirror Plan, for 2007, 2006 and 2005 was $58 million, $97 million and $78 million, respectively.

17) Real Estate and Other (Income), Net

($ in millions)	2007	2006	2005
Real estate activities	$(38)	$(35)	$(32)
Net gains from sale of real estate	(10)	(8)	(27)
Other	2	9	5

Total	$(46)	$(34)	$(54)

Real estate and other consists primarily of ongoing operating income from the Company’s real estate subsidiaries. In addition, net gains were recorded from the sale of facilities and equipment that are no longer used in Company operations. For 2005, approximately half of the gain from the sale of real estate was from the sale of a vacant merchandise processing facility that was made obsolete by the centralized network of store distribution centers put in place in 2003.

In 2006, the Company recorded charges of $7 million associated with a senior management transition, which is included in Other.

18) Income Taxes

Deferred tax assets and liabilities reflected in the accompanying Consolidated Balance Sheets were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities as of February 2, 2008 and February 3, 2007 were comprised of the following:

	2007(4)			2006
($ in millions)	Deferred Tax Assets		Deferred Tax (Liabilities)	Deferred Tax Assets		Deferred Tax (Liabilities)
Current
Accrued vacation pay	$50		$-	$45		$-
Discontinued operations – Eckerd	4		-	13		-
Inventories	57		-	-		(8)
Other(1)	77		(44)	58		(50)

Total current	$188		$(44)	$116		$(58)

Net current assets	$144	(2)		$58	(2)

Non-current
Depreciation and amortization	$-		$(816)	$-		$(818)
Prepaid pension	-		(829)	-		(502)
Pension and other retiree obligations	134		-	163		-
Equity-based compensation	43		-	35		-
Leveraged leases	-		(231)	-		(249)
State taxes and net operating losses	87		-	43		-
Unrealized gain/loss	-		(64)	-		(92)
Workers’ compensation/general liability	94		-	90		-
Discontinued operations – Eckerd	12		-	20		-
Closed unit reserves	3		-	5		-
Other(3)	105		(1)	100		(1)

Total non-current	$478		$(1,941)	$456		$(1,662)

Net non-current (liabilities)			$(1,463)			$(1,206)

Total net deferred tax (liabilities)			$(1,319)			$(1,148)

(1) Other current deferred tax assets include tax items related to gift cards and accruals for sales returns and allowances. Other current deferred tax liabilities include tax items related to property taxes and prepaid expenses.

(2) Net current deferred tax assets of $144 million and $58 million, respectively, are included in Receivables in the Company’s 2007 and 2006 Consolidated Balance Sheets.

(3) Other non-current deferred tax assets include tax items related to mirror savings plan expense, accrued rent and environmental cleanup costs.

(4) $90 million deferred tax liability was reclassified to other liabilities, as a result of the adoption of FIN 48.

(5) Under SFAS 109 the federal benefit of state taxes related to FIN 48 in the amount of $24 million, of which $20 million relates to continuing operations and $4 million relates to discontinued operations, was reclassified from current taxes to long-term deferred taxes.

Deferred tax assets are evaluated for recoverability based on estimated future taxable income. In 2005, based on estimated future taxable income, the remaining valuation allowance was reversed, which resulted in a credit to income of $49 million or $0.20 per share. This was based on management’s determination that it was more likely than not that the Company would be able to realize the benefits of the state net operating losses within the prescribed carryforward periods.

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions. As of February 4, 2007, the Company adopted FIN 48, which provides guidance on accounting for uncertainty in income taxes. See discussion in Note 1. Management does not expect the outcome of tax audits to have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

Income tax expense for continuing operations is as follows:

Income Tax Expense for Continuing Operations

($ in millions)	2007	2006	2005
Current
Federal and foreign	$303	$590	$541
State and local	47	109	(11)

	350	699	530

Deferred
Federal and foreign	222	(33)	(44)
State and local	46	(8)	(19)

	268	(41)	(63)

Total	$618	$658	$467

As of February 2, 2008 and February 3, 2007, the Company had $169 million and $80 million, respectively, of current income taxes receivable, which are included in Receivables on the Consolidated Balance Sheets.

A reconciliation of the statutory federal income tax rate to the effective rate for continuing operations is as follows:

Reconciliation of Tax Rates for Continuing Operations

(percent of pre-tax income)	2007	2006	2005
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State net operating losses, less federal income tax	-	-	(2.8)
State and local income tax, less federal income tax benefit	3.5	3.7	1.5
Tax effect of dividends on ESOP shares	(0.3)	(0.3)	(0.3)
Other permanent differences and credits	(2.3)	(1.7)	(1.1)

Effective tax rate for continuing operations	35.9%	36.7%	32.3%

The income tax rates for 2007 and 2006 were lower than they otherwise would have been due to the release of federal income tax reserves resulting from the favorable resolution of prior year tax matters. The 2005 income tax rate was lower than it otherwise would have been due to the reversal of the valuation allowance related to state tax net operating loss deferred tax assets, discussed above.

19) Litigation, Other Contingencies and Guarantees

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

As of February 2, 2008, the Company estimated its total potential environmental liabilities to range from $38 million to $49 million and recorded management’s best estimate of $43 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving the Company’s former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of Company facilities. Management continues to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If the Company were to incur losses at the upper end of the estimated range, management does not believe that such losses would have a material effect on the Company’s financial condition, results of operations or liquidity.

In relation to the sale of the Eckerd operations, as of February 2, 2008, the Company had guarantees of approximately $6 million for certain personal property leases assumed by the purchasers of Eckerd, which were previously reported as operating leases. Currently, management does not believe that any potential financial exposure related to these guarantees would have a material impact on the Company’s financial position or results of operations.

JCP, through JCP Realty, Inc., a wholly owned subsidiary, has investments in 14 partnerships that own regional mall properties, 6 as general partner and 8 as limited partner. JCP’s potential exposure to risk is greater in partnerships in which it is a general partner. Mortgages on the 6 general partnerships total approximately $348 million; however, the estimated market value of the underlying properties is approximately $881 million. These mortgages are non-recourse to JCP, so any financial exposure is minimal. In addition, JCP Realty, Inc. has guaranteed loans totaling approximately $3 million related to an investment in a real estate investment trust. The estimated market value of the underlying properties significantly exceeds the outstanding mortgage loans, and the loan guarantee to market value ratio is less than 3.3% as of February 2, 2008. In the event of possible default, the creditors would recover first from the proceeds of the sale of the properties, next from the general partner, then from other guarantors before JCP’s guarantee would be invoked. As a result, management does not believe that any potential financial exposure related to this guarantee would have a material impact on the Company’s financial position or results of operations.

As part of the 2001 asset sale of J. C. Penney Direct Marketing Services, Inc., JCP signed a guarantee agreement with a maximum exposure of $20 million. Any potential claims or losses are first recovered from established reserves, then from the purchaser and finally from any state insurance guarantee fund before JCP’s guarantee would be invoked. As a result, management does not believe that any potential exposure would have a material effect on the Company’s consolidated financial statements.

20) Discontinued Operations

Lojas Renner S.A.

In July 2005, the Company sold its interest in Lojas Renner S. A. (Renner), a Brazilian department store chain, and received $260 million of net proceeds, that were used for common stock repurchases. This transaction resulted in a cumulative pre-tax gain of $26 million, $1 million after-tax, including an $8 million credit related to taxes that was recorded in 2006. The relatively high tax cost was largely due to the tax basis of the Company’s investment in Renner being lower than its book basis as a result of accounting for the investment under the cost method for tax purposes. Included in the pre-tax gain on the sale was $83 million of foreign currency translation losses that had accumulated since the Company acquired its controlling interest in Renner.

Eckerd Drugstores

During 2007, the Company recorded an after-tax credit of $6 million related to the Eckerd discontinued operations as a result of management’s ongoing review and true-up of the reserves established at the closing of the Eckerd sale in 2004. Through 2007, the cumulative loss on the sale was $705 million pre-tax, or $1,320 million on an after-tax basis. The relatively high tax cost is a result of the tax basis of Eckerd being lower than its book basis because the Company’s previous drugstore acquisitions were largely tax-free transactions. Net cash proceeds of $3.5 billion from the sale were used for common stock repurchases and debt reduction, which are more fully discussed in Notes 2 and 10.

The more significant remaining reserve related to the Eckerd sale is for estimated environmental exposures. Management believes that the overall reserves, as adjusted, are adequate as of February 2, 2008 and consistent with original estimates. Cash payments for the Eckerd-related reserves are included in the Company’s Consolidated Statements of Cash Flows as Cash Paid for Discontinued Operations, with tax payments included in operating cash flows and all other payments included in investing cash flows.

As part of the Eckerd sale agreements, the Company retained responsibility to remediate environmental conditions that existed at the time of the sale. Certain properties, principally distribution centers, were identified as having such conditions at the time of sale. Reserves were established by management for specifically identified properties, as well as a certain percentage of the remaining properties, considering such factors as age, location and prior use of the properties. See additional discussion of environmental reserves in Note 19.

JCP assumed sponsorship of the Pension Plan for Former Drugstore Associates and various other nonqualified retirement plans and programs. JCP has either settled the obligations in accordance with the provisions of the applicable plan or program or determined in most other cases to terminate the agreements, plans or programs and settle the underlying benefit obligations. The Pension Plan for Former Drugstore Associates was settled and plan assets were distributed by the purchase of an annuity contract with a third party insurance company effective in June 2006.

Discontinued operations for 2006 and 2005 also included combined after-tax credits of $7 million and $8 million, respectively, to adjust the loss on the sale of the six Mexico department stores, which were sold in 2003, and the sale of J. C. Penney Direct Marketing Services, Inc.’s (DMS’s) assets, which were sold in 2001. No such adjustments were recorded in 2007.

The Company’s financial statements reflect Renner and Eckerd as discontinued operations for all periods presented. Results of the discontinued operations are summarized below:

Discontinued Operations

($ in millions)	2007	2006	2005
Gain on sale of Eckerd, net of income tax expense/(benefit) of $4, $(5) and $(104)	$6	$4	$103
Renner income from operations(1), net of income tax expense of $-, $- and $4	-	-	7
Gain/(loss) on sale of Renner, net of income tax expense/(benefit) of $-, $(8) and $33	-	8	(7)
Total Mexico and DMS discontinued operations(2), net of income tax (benefit) of $-, $(4) and $-	-	7	8

Total income from discontinued operations	$6	$19	$111

(1) Includes net sales of $187 million for 2005.

(2) Represents adjustments to the loss on the sale of the six Mexico department stores, which were sold in 2003, and the sale of J. C. Penney Direct Marketing Services, Inc.’s (DMS’s) assets, which were sold in 2001.

21) Subsequent Events

2008 Dividend Plan

On March 27, 2008, the Board declared a quarterly dividend of $0.20 per share to be paid on May 1, 2008.

22) Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly unaudited consolidated results of operations for the fiscal years ended February 2, 2008 and February 3, 2007:

	First Quarter		Second Quarter				Third Quarter			Fourth Quarter
($ in millions, except per share data)	2007	2006	2007		2006		2007		2006	2007		2006

Total net sales	$4,350	$4,220	$4,391		$4,238		$4,729		$4,781	$6,390		$6,664	(1)

Gross margin	1,807	1,722	1,674		1,583		1,879		1,985	2,311		2,535

SG&A expenses	1,291	1,263	1,243		1,219		1,348		1,377	1,475		1,662	(2)

Income from continuing operations	238	213	175	(3)	178	(4)	261	(3)	286	431	(3)	457	(4)
Discontinued operations	-	(3)	7		1		-		1	(1)		20

Net income	$238	$210	$182		$179		$261		$287	$430		$477

Earnings/(loss) per common share, diluted(5):
Continuing operations	$1.04	$0.90	$0.78		$0.75		$1.17		$1.26	$1.93		$2.00
Discontinued operations	-	(0.01)	0.03		0.01		-		-	-		0.09

Net income	$1.04	$0.89	$0.81		$0.76		$1.17		$1.26	$1.93		$2.09

(1) Includes sales of $254 million for the 53rd week of 2006.

(2) Includes incremental expenses of $65 million for the 53rd week of 2006.

(3) Includes credits of $3 million, or $0.01 per share, for the second quarter of 2007, $32 million, or $0.14 per share, for the third quarter of 2007, and $3 million, or $0.02 per share, for the fourth quarter of 2007 of tax benefits which were due to the release of income tax reserves resulting from the favorable resolution of prior year tax matters. Per share amounts are computed independently for each of the quarters presented. The sum of the quarters do not equal the full year EPS impact of $0.17 per share due to the impact of changes in average quarterly shares outstanding.

(4) Includes credits of $26 million, or $0.11 per share, for the second quarter of 2006 and $6 million, or $0.03 per share, for the fourth quarter of 2006 of tax benefits, which were due to the release of income tax reserves resulting from the favorable resolution of prior year tax matters.

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

** Indicates a management contract or compensatory plan or arrangement.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.7**	J. C. Penney Company, Inc. 1989 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	04/18/1989

10.8**	February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan	10-K	001-00777	10(ii)(k)	04/18/1995

10.9**	February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended	10-K	001-00777	10(ii)(k)	04/16/1996

10.10**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	001-00777	B	04/20/1993

10.11**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	04/18/1995

10.11**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	04/18/1995

10.12**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	04/25/1990

10.13**	Form of Indemnification Trust Agreement between Company and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended	Def. Proxy Stmt.	001-00777	Exhibit 1 to Exhibit B	04/24/1987

10.14**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	04/11/1997

10.15**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	04/11/2001

10.16**	Form of Indemnification Agreement between Company, J. C. Penney Corporation, Inc. and individual Indemnities, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	04/25/2002

10.17**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated effective July 1, 2007	10-Q	001-15274	10.1	09/12/2007

10.18**	JCP Benefit Restoration Plan, as amended and restated effective December 31, 2007	8-K	001-15274	10.5	12/14/2007

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.19**	Supplemental Retirement Program for Management Profit-Sharing Associates of JCP, as amended and restated effective December 31, 2007	8-K	001-15274	10.2	12/14/2007

10.20**	Term Sheet dated as of October 27, 2004, between the Company and M. E. Ullman, III	10-Q	001-15274	10.1	12/07/2004

10.21**	Letter Agreement dated as of March 18, 2005, between the Company and M. E. Ullman, III	8-K	001-15274	10.1	03/22/2005

10.22**	Notice of Restricted Stock Award to M. E. Ullman, III, dated as of December 1, 2004	10-Q	001-15274	10.2	12/07/2004

10.23**	Notice of Restricted Stock Unit Award to M. E. Ullman, III, dated as of December 1, 2004	10-Q	001-15274	10.3	12/07/2004

10.24**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	02/15/2005

10.25**	Form of Notice of Restricted Stock Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.2	02/15/2005

10.26**	Form of Notice of Grant of Stock Option(s) under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.3	02/15/2005

10.27**	Form of Director’s election to receive all/portion of annual cash retainer in J. C. Penney Company, Inc. common stock (J. C. Penney Company, Inc. 2001 Equity Compensation Plan)	8-K	001-15274	10.4	02/15/2005

10.28**	Form of Notice of Restricted Stock Award – Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	02/15/2005

10.29**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.6	02/15/2005

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.30**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.7	02/15/2005

10.31**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	02/15/2005

10.32**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.9	02/15/2005

10.33**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan, as amended to December 31, 2007	8-K.	001-15274	10.3	12/14/2007

10.34**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	05/24/2005

10.35**	Form of Notice of Grant of Stock Option(s), Special Stock Option Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	05/31/2005

10.36**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	05/31/2005

10.37**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005

10.38**	December 6, 2005 amendment to JCP Supplemental Retirement Program for Management Profit-Sharing Associates	8-K	001-15274	10.1	12/12/2005

10.39**	December 6, 2005 amendment to JCP Benefit Restoration Plan	8-K	001-15274	10.2	12/12/2005

10.40**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	09/26/2007

10.41**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.4	03/27/2006

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.42**	Form of Notice of Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.5	03/27/2006

10.43**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	05/19/2006

10.44**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	05/19/2006

10.45**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.3	05/19/2006

10.46**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	05/19/2006

10.47**	Summary of Non-Employee Director Compensation for 2006-2007	8-K	001-15274	10.1	07/25/2006

10.48**	Form of Notice of Grant of Stock Options for Executive Officers subject to Executive Termination Pay Agreements under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	08/07/2006

10.49**	JCP Management Incentive Compensation Program, effective December 31, 2007	8-K	001-15274	10.6	12/14/2007

10.50**	JCP Mirror Savings Plan, amended and restated effective December 31, 2007	8-K	001-15274	10.1	12/14/2007

10.51**	JCP Change in Control Plan, effective December 31, 2007	8-K	001-15274	10.7	12/14/2007

10.52**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/15/2007

10.53**	Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	03/15/2007

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.54**	Form of Notice of 2007 Performance Unit Grant under the J C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.3	03/15/2007

10.55**	2006 Incentive Compensation Awards, 2007 Base Salaries, 2007 Target Incentive Opportunity Percentages and 2007 Equity Awards for Named Executive Officers	10-K	001-15274	10.56	04/04/2007

10.56**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/07/2008

10.57**	2008 Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	03/07/2008

10.58**	Form of Notice of 2008 Performance Unit Grant under the J C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.3	03/07/2008

10.59**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008					X

10.60**	2008 Base Salaries, 2008 Target Incentive Opportunity Percentages and 2008 Equity Awards for Named Executive Officers					X

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends					X

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney					X

31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

** Indicates a management contract or compensatory plan or arrangement.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X