Form 10-Q
period 2008-05-03
J C PENNEY CO INC
filed 2008-06-10
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

   [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

or

   [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Yes   [ X ]     No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   [ X ]          Accelerated filer  [   ]              Non-accelerated filer  [   ]           Smaller reporting company    [   ]
                                                                                               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]   No    [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
222,038,206 shares of Common Stock of 50 cents par value, as of June 6, 2008.

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended May 3, 2008

i

Part I. Financial Information

Item 1. Unaudited Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

($ in millions, except per share data)	13 weeks ended
	May 3,	May 5,
	2008	2007

Total net sales	$4,127	$4,350
Cost of goods sold	2,477	2,543
Gross margin	1,650	1,807
Operating expenses:
Selling, general and administrative (SG&A)	1,295	1,291
Depreciation and amortization	110	100
Pre-opening	6	6
Real estate and other (income), net	(9)	(9)
Total operating expenses	1,402	1,388
Operating income	248	419
Net interest expense	53	32
Income before income taxes	195	387
Income tax expense	75	149
Net income	$120	$238

Earnings per share:
Basic	$0.54	$1.05
Diluted	$0.54	$1.04

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions)	May 3,	May 5,	Feb. 2,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(1)
Assets
Current assets
Cash and short-term investments	$1,940	$3,068	$2,471
Receivables	431	501	430
Merchandise inventory (net of LIFO reserves of
of $1, $8 and $1)	3,694	3,497	3,641
Prepaid expenses	200	205	209
Total current assets	6,265	7,271	6,751
Property and equipment (net of accumulated
depreciation of $2,316, $2,205 and $2,219)	5,042	4,294	4,959
Prepaid pension	1,548	1,259	2,030
Other assets	593	629	569
Total Assets	$13,448	$13,453	$14,309

Liabilities and Stockholders’ Equity
Current liabilities
Trade payables	$1,307	$1,497	$1,472
Accrued expenses and other current liabilities	1,350	1,370	1,663
Current maturities of long-term debt	202	410	203
Total current liabilities	2,859	3,277	3,338
Long-term debt	3,505	3,706	3,505
Deferred taxes	1,289	1,139	1,463
Other liabilities	702	809	691
Total Liabilities	8,355	8,931	8,997

Stockholders' Equity
Common stock(2)	111	113	111
Additional paid-in-capital	3,464	3,472	3,453
Reinvested earnings at beginning of year	1,540	922	922
SFAS 158–change in measurement date(3)	26	-	-
Adjustment to initially apply FIN 48	-	5	5
Net income	120	238	1,111
Dividends declared	(44)	(45)	(178)
Retirement of common stock	-	-	(320)
Reinvested earnings at end of period	1,642	1,120	1,540
Accumulated other comprehensive (loss)/income	(124)	(183)	208
Total Stockholders’ Equity	5,093	4,522	5,312

Total Liabilities and Stockholders’ Equity	$13,448	$13,453	$14,309
(1) Derived from audited financial statements.
(2) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 222 million shares as of
May 3, 2008, 226 million shares as of May 5, 2007 and 222 million shares as of February 2, 2008.
(3) See Note 1 for a discussion of the adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).”

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Unaudited)

($ in millions)	13 weeks ended
	May 3,	May 5,
	2008	2007
Cash flows from operating activities:
Net income	$120	$238
Adjustments to reconcile net income to net cash (used in) operating activities:
Asset impairments, PVOL and other unit closing costs	-	1
Depreciation and amortization	110	100
Benefit plans (income)	(28)	(16)
Stock-based compensation	12	14
Tax benefits from stock-based compensation	4	7
Deferred taxes	42	28
Change in cash from:
Receivables	(25)	(25)
Inventory	(53)	(98)
Prepaid expenses and other assets	7	39
Trade payables	(165)	130
Current income taxes payable	(2)	(110)
Accrued expenses and other	(196)	(337)
Net cash (used in) operating activities	(174)	(29)

Cash flows from investing activities:
Capital expenditures	(269)	(244)
Net cash (used in) investing activities	(269)	(244)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	980
Payments of long-term debt, including capital leases	(1)	(328)
Dividends paid, common	(87)	(86)
Proceeds from stock options exercised	3	26
Excess tax benefits from stock-based compensation	-	10
Tax withholding payments reimbursed by restricted stock	(3)	(7)
Net cash (used in)/ provided by financing activities	(88)	595
Cash flows from discontinued operations
Operating cash flows	-	1
Investing cash flows	-	(2)
Financing cash flows	-	-
Total cash (paid for) discontinued operations	-	(1)
Net (decrease)/increase in cash and short-term investments	(531)	321
Cash and short-term investments at beginning of year	2,471	2,747
Cash and short-term investments at end of period	$1,940	$3,068

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation and Effect of New Accounting Standards

Basis of Presentation

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

The accompanying Interim Consolidated Financial Statements are unaudited but, in the opinion of management, include all material adjustments necessary for a fair presentation and should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (2007 10-K). The Company follows substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2007 10-K. The February 2, 2008 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2007 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Basis of Consolidation

All significant intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications were made to prior year amounts to conform to the current period presentation. None of the reclassifications affected the Company’s net income in any period.

Effect of New Accounting Standards

Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” became effective in the first quarter of 2008.  EITF Issue No. 06-11 requires that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in-capital (APIC) and included in the APIC pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  EITF No. 06-11 did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements,” became effective as of the beginning of 2008.  This Standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. In November 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-2, which provided a one year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities that are recorded or disclosed on a non-recurring basis. The Company elected to apply the FSP FAS 157-2 deferral of SFAS 157, and accordingly, has not applied SFAS 157 to its long-lived assets, that are valued on a non-recurring basis.  See Note 3 for discussion of the partial adoption of SFAS 157.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132R” requires companies to measure plan assets and benefit obligations as of the fiscal year end, effective in 2008. As permitted under SFAS 158, the Company transitioned to a fiscal year-end measurement date by re-measuring plan assets and benefit obligations as of the beginning of 2008 (the year of adopting the measurement date provision).  As a result, the Company recorded an increase of $26 million, net of tax, to 2008 opening retained earnings for the transition adjustment to recognize three months of net periodic benefit income from October 31, 2007 to February 2, 2008.  In addition, the Company recorded a decrease of $343 million, net of tax, to the 2008 opening balance of accumulated other comprehensive income, a component of net equity, to reflect the changes in fair value of plan assets and the benefit obligation from October 31, 2007 to February 2, 2008, which included an increase in the discount rate from 6.46% to 6.54%.

SFAS 159, "The Fair Value Option for Financial Assets and Liabilities," became effective at the beginning of 2008.  SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The Company has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no impact on the Company’s financial condition or results of operations.

Note 2 – Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the impact of restricted stock units and shares that could have been issued under outstanding stock options during the period, except when the effect would be anti-dilutive.

Net income and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	13 weeks ended
	May 3,	May 5,
	2008	2007
Earnings:
Net income, basic and diluted	$120	$238
Shares:
Average common shares outstanding (basic shares)	222	226
Adjustment for assumed dilution:
Stock options and restricted stock awards	1	3
Average shares assuming dilution (diluted shares)	223	229
EPS:
Basic	$0.54	$1.05
Diluted	$0.54	$1.04

For the 13 weeks ended May 3, 2008 and May 5, 2007, seven million and one million average potential shares of common stock, respectively, were excluded from the EPS calculation because their effect would be anti-dilutive.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3 – Fair Value Disclosures

The Company adopted SFAS 157 as of the beginning of 2008, as discussed in Note 1, for its investments in public real estate investment trusts (REITs), which are carried at fair value in the Company’s consolidated financial statements.  The carrying amount of short-term investments, receivables and current liabilities approximates fair value because of their short duration.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a hierarchy for inputs used in measuring fair value, as follows:

Level 1 — Valuations are based on quoted market prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are readily and regularly available, valuation of level 1 assets and liabilities does not require a significant degree of judgment.

Level 2 — Valuations are based on quoted prices for similar assets in active markets, or quoted prices in markets that are not active for which significant inputs are observable, either directly or indirectly.

Level 3 — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement.  Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Company determined the fair value of its REITs using quoted market prices.   The fair value of these investments reflected in Other assets in the consolidated balance sheet as of May 3, 2008, is presented in the table below based on the hierarchy outlined in SFAS 157.  See Note 8 for the net unrealized gain of $11 million in REITs recorded in accumulated other comprehensive income, a component of net equity.

($ in millions)	Assets at Fair Value as of May 3, 2008
	Level 1	Level 2	Level 3	Total
Total REIT assets	$271	$-	$-	$271

Note 4 – Cash and Short-Term Investments

($ in millions)	May 3,	May 5,	Feb. 2,
	2008	2007	2008
Cash	$115	$124	$119
Short-term investments	1,825	2,944	2,352
Total cash and short-term investments	$1,940	$3,068	$2,471

Restricted Short-Term Investment Balances
Short-term investments include restricted balances of $50 million as of May 3, 2008, $58 million as of May 5, 2007 and $49 million as of February 2, 2008. Restricted balances are pledged as collateral for a portion of casualty insurance program liabilities.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5 – Supplemental Cash Flow Information

($ in millions)	13 weeks ended
	May 3,	May 5,
	2008	2007
Interest paid by continuing operations	$117	$111

Interest received by continuing operations	$7	$34

Total income taxes paid	$30	$230
Less: income taxes (received) attributable to discontinued operations	-	(1)
Income taxes paid by continuing operations	$30	$231

Note 6 – Credit Agreement

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent.

The 2005 Credit Agreement includes a requirement that the Company maintain: (i) a Leverage Ratio (as defined in the 2005 Credit Agreement) of no more than 3.0 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis and (ii) a Fixed Charge Coverage Ratio (as defined in the 2005 Credit Agreement) of at least 3.2 to 1.0 for each period of four consecutive fiscal quarters. As of May 3, 2008, the Company was in compliance with these requirements with a Leverage Ratio of 1.76 to 1.00, and a Fixed Charge Coverage Ratio of 5.72 to 1.00.

No borrowings, other than the issuance of standby and import letters of credit totaling $113 million as of the end of the first quarter 2008, have been made under the 2005 Credit Agreement.

Note 7 – Long-Term Debt

Debt Payment
During the first quarter of 2007, the Company repaid at maturity $325 million outstanding principal amount of JCP’s 7.60% Notes due 2007. There were no scheduled debt maturities during the first quarter of 2008.

Issuance of Debt
In April 2007, the Company closed on its offering of $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. The Company received proceeds of $980 million from the offering, net of underwriting discounts. A portion of the net proceeds were used in 2007 for the early redemption of JCP’s 8.125% Debentures Due 2027 and general corporate purposes, including debt payments.  The remaining balance will be used in 2008 for general corporate purposes, including payment of long-term debt maturities.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8 – Comprehensive Income and Accumulated Other Comprehensive Income/(Loss)

	Accumulated Other Comprehensive Income/(Loss)
($ in millions)	Unrealized Gain/(Loss) in REITs (1)	Net actuarial gain/(loss) and prior service (cost)/credit for pension and post- retirement plans(2)	Total	Total Comprehensive Income
First Quarter 2008
February 2, 2008	$115	$93	$208
SFAS 158 - change in measurement date	-	(343)	(343)
Adjusted balances - February 3, 2008	115	(250)	(135)
Net unrealized gain in REITs	11	-	11	$11
Net income	-	-	-	120
May 3, 2008	$126	$(250)	$(124)	$131

First Quarter 2007
February 3, 2007	$166	$(342)	$(176)
Net unrealized (loss) in REITs	(7)	-	(7)	$(7)
Net income	-	-	-	238
May 5, 2007	$159	$(342)	$(183)	$231

 (1) Shown net of a deferred tax liability of $70 million as of May 3, 2008, $88 million as of May 5, 2007 and $64 million as of February 2, 2008.
(2) Shown net of a deferred tax asset of $158 million as of May 3, 2008, $218 million as of May 5, 2007 and a deferred tax liability of $60 million as of February 2, 2008.

Note 9 – Stock-Based Compensation

The Company grants stock-based awards to employees (associates) and non-employee directors under its 2005 Equity Compensation Plan (2005 Plan).  As of May 3, 2008, 11.1 million shares of stock were available for future grants.  The following table presents total stock-based compensation costs included in the Consolidated Statements of Operations.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock-Based Compensation Cost

($ in millions)	13 weeks ended
	May 3,	May 5,
	2008	2007
Stock awards (shares and units)	$5	$8
Stock options	7	6
Total stock-based compensation cost	$12	$14

Total income tax benefit recognized in the
Consolidated Statements of Operations for
stock-based compensation arrangements	$5	$5

Stock Options
On March 12, 2008, the Company granted approximately 2.2 million stock options to associates at an option price of $39.78, representing the annual grant.

The following table summarizes stock options outstanding as of May 3, 2008, as well as activity during the three months then ended:

(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at February 2, 2008	8,233	$50
Granted	2,197	40
Exercised	(106)	30
Forfeited or expired	(545)	66
Outstanding at May 3, 2008	9,779	47

Exercisable at May 3, 2008	6,206	44

As of May 3, 2008, there was $52 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.2 years.

Stock Awards
On March 12, 2008, the Company granted approximately 768,000 restricted stock unit awards to associates, representing the annual grant under the 2005 Plan. These awards consisted of approximately 384,000 time-based restricted stock units and approximately 384,000 performance-based restricted stock units. The time-based restricted stock units vest one-third on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time.  The performance-based unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2008 earnings per share (defined as per common share income from continuing operations, excluding any unusual and/or extraordinary items as

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

determined by the Human Resources and Compensation Committee of the Board). A payment of 100% of the target award would be achieved at EPS of $4.00. In addition to the performance requirement, this award also includes a time-based vesting requirement, which is the same as the requirement for the time-based restricted stock unit award.  Upon vesting, both the time-based restricted stock units and the performance-based restricted stock units will be paid out in shares of JCPenney common stock.

In addition to the annual associate grant, the Company granted approximately 56,000 restricted stock units consisting of ad-hoc awards to associates and dividend equivalents on outstanding awards during the first quarter of 2008.  Approximately 1,000 restricted stock unit awards were granted to non-employee members of the Board during the first quarter of 2008.

During the first quarter of 2008, in addition to vesting of individual restricted stock awards, one-third, or approximately 238,000 of the Company’s earned 2006 performance units vested.  These units were granted on March 22, 2006.  The final one-third of the award will vest in the first quarter of 2009.

Performance-based restricted stock unit awards issued March 14, 2007 were cancelled as a result of the 0% payout percentages based on the measurement of 2007 EPS results.

The following table summarizes the non-vested stock awards (shares and units) as of May 3, 2008 and activity during the three months then ended:

(awards in thousands)	Non-Vested	Weighted- Average Grant
	Stock Awards	Date Fair Value
Non-vested at February 2, 2008	894	$58
Granted	825	40
Vested	(285)	59
Forfeited	(25)	50
Non-vested at May 3, 2008	1,409	48

As of May 3, 2008, there was $33 million of unrecognized compensation expense related to unearned associate stock awards which will be recognized over the remaining weighted-average vesting period of approximately 1.5 years.

Common Stock Outstanding
During the first three months of 2008 and 2007, the number of outstanding shares of common stock changed as follows:

(shares in millions)	May 3,	May 5,
	2008	2007
Shares outstanding at beginning of year	221.7	225.5
Exercise of stock options	0.1	0.6
Vesting of restricted stock units	0.2	0.2
Shares terminated for tax withholding	-	(0.1)
Shares outstanding at end of period	222.0	226.2

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10 – Retirement Benefit Plans

The Company’s retirement benefit plans consist of a non-contributory qualified defined benefit pension plan (primary pension plan), a non-contributory supplemental retirement plan and deferred compensation plan for certain management associates, a 1997 voluntary early retirement program, a contributory medical and dental plan and a 401(k) and employee stock ownership plan. These plans are discussed in more detail in the Company’s 2007 10-K. Associates hired or rehired on or after January 1, 2002 are not eligible for retiree medical or dental coverage. Associates hired or rehired on or after January 1, 2007 are not eligible to participate in the primary pension plan.

Net Periodic Benefit (Income)/ Expense
The components of net periodic benefit (income)/expense for the qualified and nonqualified pension plans and the postretirement plans for the 13 weeks ended May 3, 2008 and May 5, 2007 are as follows:

	Pension Plans
	Qualified		Supplemental (Nonqualified)		Postretirement Plan
($ in millions)	13 weeks ended		13 weeks ended		13 weeks ended
	May 3,	May 5,	May 3,	May 5,	May 3,	May 5,
	2008	2007	2008	2007	2008	2007
Service cost	$22	$23	$1	$1	$-	$-
Interest cost	59	55	5	6	-	-
Expected return on plan assets	(114)	(104)	-	-	-	-
Net amortization	-	2	5	6	(6)	(8)
Net periodic benefit (income)/expense	$(33)	$(24)	$11	$13	$(6)	$(8)

Employer Contributions
The Company’s policy with respect to funding the primary pension plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended (ERISA), and not more than the maximum amount deductible for tax purposes. The Company does not expect to be required to make a contribution under ERISA in 2008. The Company did not make a discretionary contribution during the first quarter of 2008 or 2007.

Note 11 – Real Estate and Other (Income)/Expense

($ in millions)	May 3,	May 5,
	2008	2007
Real estate activities	$(10)	$(10)
Other	1	1
Total	$(9)	$(9)

Real estate and other consists primarily of ongoing operating income from the Company’s real estate subsidiaries.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12 – Litigation, Other Contingencies and Guarantees

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

As of May 3, 2008, the Company estimated its total potential environmental liabilities to range from $40 million to $51 million and recorded management’s best estimate of $45 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving the Company’s former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of Company facilities. Management continues to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If the Company were to incur losses at the upper end of the estimated range, management does not believe that such losses would have a material effect on the Company’s financial condition, results of operations or liquidity.

As of May 3, 2008, JCP had guarantees totaling $26 million, which are described in detail in the 2007 10-K. These guarantees consist of:  $3 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company’s Direct Marketing Services business; and $3 million for certain personal property leases assumed by the purchasers of the Company’s Eckerd drugstore operations (Eckerd), which were previously reported as operating leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion, which presents the results of the Company, should be read in conjunction with the Company’s consolidated financial statements as of February 2, 2008, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008 (2007 10-K).

This discussion is intended to provide information that will assist the reader in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of the Company as a whole, as well as how certain accounting principles affect the Company’s financial statements. Unless otherwise indicated all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Key Items

Operating Performance
First quarter 2008 net income was $120 million, or $0.54 per share, compared with $238 million, or $1.04 per share, in last year’s first quarter. Operating income was $248 million, or 6.0% of sales, compared with $419 million, or 9.6% of sales, last year, reflecting the continued softness in consumer spending.

Total net sales decreased 5.1% for the first quarter of 2008 and include sales of 35 new stores, net of closings and relocations, opened since the first quarter of last year. Comparable store sales decreased 7.4% for the first quarter of 2008. Internet sales, which are included in comparable store sales, increased 8.7% for the first quarter, on top of a 17.8% increase in last year’s first quarter, while catalog print media and outlet store sales declined, as expected.

Credit Ratings
In February 2008, Moody’s affirmed the Company’s long-term credit rating at Baa3 and changed their rating outlook to stable from positive, citing recent negative comparable store sales and an uncertain overall economic outlook.  The Company expects that the rating agencies will continue to focus on operating performance consistency, earnings growth and financial leverage as key factors in any ratings decisions.  Both Moody’s and Standard & Poor’s Rating Services affirmed the Company’s long-term debt ratings and stable outlook after the Company issued revised earnings guidance on March 28, 2008.

2008 JCPenney Brand Launches
As previously announced, in February 2008, the Company launched American Living™, a new updated traditional lifestyle brand created exclusively for JCPenney by Polo Ralph Lauren’s Global Brand Concepts. American Living™ is in the best segment of the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Company’s offerings across 40 merchandise categories for women, men and children, as well as shoes, accessories and home goods, and is currently available in about 600 JCPenney stores, catalog and on jcp.com.  While the brand was launched into a significantly more challenging environment than when it was initially announced about a year ago, management is pleased with the overall initial customer response across all merchandise categories in which it is available.

As previously announced, in January 2008, the Company launched  Le Tigre® from Kenneth Cole, an active inspired brand in junior sportswear with plans to expand into junior footwear and accessories as well as young men’s apparel, footwear and accessories. In addition, the Company introduced Simply Green™, an exclusive JCPenney designation that highlights eco-friendly products across a wide range of private label merchandise.

The Company plans to continue to offer new brands to provide merchandise innovation and an exciting shopping experience.   Over the course of 2008, the Company will launch Fabulosity® and Decree™ in juniors, White Tag, a national brand in young men’s apparel, Xersion™ active-wear in women’s and men’s apparel, and Linden Street™ and Dorm Life™ in home, all of which are planned to be available in late summer 2008.

Results of Operations

Like other retailers, the Company’s first quarter results continued to be impacted by soft consumer spending. The combination of weak housing conditions, mortgage and credit market concerns and rising fuel and food prices led to a challenging macroeconomic environment for consumers, resulting in a softening in sales, beginning in the second half of 2007 and continuing through the first quarter of 2008.

($ in millions, except EPS)	13 weeks ended
	May 3,	May 5,
	2008	2007

Total net sales	$4,127	$4,350
Gross margin	1,650	1,807
Operating expenses:
Selling, general and administrative (SG&A)	1,295	1,291
Depreciation and amortization	110	100
Pre-opening	6	6
Real estate and other (income), net	(9)	(9)
Total operating expenses	1,402	1,388
Operating income	248	419
Net interest expense	53	32
Income before income taxes	195	387
Income tax expense	75	149
Net income	$120	$238

Diluted EPS	$0.54	$1.04

Ratios as a percent of sales:
Gross margin	40.0%	41.5%
SG&A	31.4%	29.7%
Total operating expenses	34.0%	31.9%
Operating income	6.0%	9.6%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Net income for the 13 weeks ended May 3, 2008 was $120 million in 2008, compared to $238 million for the 13 weeks ended May 5, 2007. First quarter 2008’s soft selling environment resulted in more aggressive pricing actions taken to clear merchandise in season.

Total Net Sales
($ in millions)	13 weeks ended
	May 3,	May 5,
	2008	2007
Total Net Sales	$4,127	$4,350
Sales percent (decrease)/increase:
Total net sales	(5.1)%	3.1%
Comparable store sales(1)	(7.4)%	3.4%

 (1) Comparable store sales include sales from new stores, relocated stores and stores reopened after being closed for an extended period after they have been open for 12 full consecutive fiscal months. Stores remodeled and minor expansions not requiring store closure remain in the comparable department store sales calculation. Beginning in 2008, the Company changed its sales reporting to include online sales, through jcp.com, in comparable store sales. Comparable store sales presented in the table above have been reclassified for all periods presented to include jcp.com sales.

Total net sales decreased $223 million, or 5.1%, from $4,350 million in the first quarter of 2007 to $4,127 million in the first quarter of 2008.  Total department store results reflect sales of 35 new stores, net of closings and relocations, opened subsequent to last year’s first quarter, including 7  new stores opened in this year’s first quarter. Comparable store sales decreased 7.4% in the first quarter of 2008 compared to a 3.4% increase in last year’s first quarter.  Overall JCPenney mall store traffic was down approximately 3.5% for the quarter, consistent with overall mall traffic trends.  The number of transactions and number of units sold declined for the quarter as well, consistent with the overall difficult retail environment.  Online sales, through jcp.com, which continues to be the Company’s fastest growing sales channel, increased 8.7% for the first quarter of 2008, on top of a 17.8% increase last year, while catalog print media and outlet store sales declined, as expected.

Although sales weakness was broad-based across most merchandise categories, the best performing divisions were in men’s and family footwear.  In addition, the Company’s private brands, including exclusive brands found only at JCPenney, increased to 51% of total merchandise sales for the first quarter of 2008 from 49% in last year’s first quarter.   Fine jewelry and most home categories of merchandise continue to experience weakness in consumer demand. Geographically, the best performances were in the northeast and central regions.

Management continues to be pleased with the results of Sephora inside JCPenney locations and through the link from jcp.com to Sephora.com. At the end of the first quarter 2008, the Company had 72 Sephora inside JCPenney locations compared to 14 Sephora inside JCPenney locations at the end of the first quarter of 2007. The number of Sephora inside JCPenney locations is expected to approach 100 by the end of 2008, and grow to about 300 by 2010.

Gross Margin
Gross margin decreased 150 basis points to 40.0% of sales for the first quarter of 2008, or $1,650 million, compared to 41.5% or $1,807 million for the comparable 2007 period. Gross margin was pressured in the first quarter by the soft sales environment, which resulted in more aggressive pricing actions taken to clear a higher level of merchandise in season.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

SG&A Expenses
While not leveraged, SG&A expenses were well managed, increasing $4 million for the first quarter of 2008 to $1,295 million from $1,291 million in last year’s first quarter.  Expense increases associated with new stores, the Company’s launch of American Living and the initial cost of the rollout of the Company’s CustomerFirst initiative were largely offset by lower store payroll costs through the use of the new workforce management system, which allows more effective matching of staffing levels to store traffic patterns, while improving customer service levels.

Depreciation and Amortization Expenses
As expected with the new store growth and investments in renovating existing stores, depreciation and amortization expenses in the first quarter of 2008 increased 10% to $110 million from $100 million for the comparable 2007 period.

Pre-Opening Expenses
Pre-opening expenses include costs such as advertising, hiring and training new associates, processing and stocking initial merchandise inventory and rental costs.  Pre-opening expenses were $6 million in each of the first quarters of 2008 and 2007. The Company opened 11 stores during the first quarter of 2008 and seven stores during the first quarter of 2007.

Real Estate and Other (Income)/Expense
Real estate and other was a net credit of $9 million in both the first quarter of 2008 and 2007 and consisted primarily of ongoing operating income from the Company’s real estate subsidiaries.

Net Interest Expense
Net interest expense consists principally of interest expense on long-term debt net of interest income earned on cash and short-term investments.  Net interest expense was $53 million for the first quarter of 2008 compared to $32 million for the first quarter of 2007.  The increase in net interest expense in the first quarter was due primarily to a decrease in the weighted-average annual interest rate earned on short-term investment balances from 5.3% in the first quarter of 2007 to 2.4% in the first quarter of 2008, combined with a decrease in short-term investments.

Income Taxes
The Company’s effective income tax rate was 38.5% for both the first quarter of 2008 and 2007. In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate which is based on the Company’s expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.

Merchandise Inventory

Merchandise inventory increased 5.6% year-over-year, at $3,694 million at the end of the first quarter 2008 compared to $3,497 million at the end of the first quarter of 2007.  This increase included inventory for the 35  new stores, net of closings and relocations, opened since last year’s first quarter as well as inventory for 12 new stores planned to open in the second quarter of 2008.  Inventory dollars in comparable stores increased approximately 2% over last year.  Merchandise inventory was $3,641 million at February 2, 2008.

Liquidity and Capital Resources

The Company ended the first quarter with approximately $1.9 billion in cash and short-term investments, which represented approximately 52.3% of the $3.7 billion of outstanding long-term debt, including current maturities. Cash and short-term investments included restricted short-term investment balances of $50 million as of May 3, 2008, which are pledged as collateral for a portion of the casualty insurance program liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

On April 27, 2007, the Company closed on its offering of $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. The Company received proceeds of $980 million, net of underwriting discounts. A portion of the net proceeds was used in 2007 for the early redemption of the remaining $303 million of 8.125% Debentures Due 2027 and general corporate purposes, including debt payments.  The remaining balance will be used in 2008 for general corporate purposes, including payment of long-term debt maturities.

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. As of May 3, 2008, the Company was in compliance with the financial covenants under the 2005 Credit Facility. No borrowings, other than the issuance of standby and import letters of credit totaling $113 million as of the end of the first quarter of 2008, have been made under the 2005 Credit Agreement. See Note 6 to the Unaudited Interim Consolidated Financial Statements for further discussion of the 2005 Credit Agreement.

Cash Flows
The following is a summary of the Company’s cash flows from operating, investing and financing activities for both continuing and discontinued operations:

($ in millions)	13 weeks ended
	May 3,	May 5,
	2008	2007
Net cash (used in)/ provided by:
Continuing operations:
Operating activities	$(174)	$(29)
Investing activities	(269)	(244)
Financing activities	(88)	595
Discontinued operations:
Operating activities	-	1
Investing activities	-	(2)
Financing activities	-	-
Net (decrease)/increase in cash and short-term investments	$(531)	$321

Cash Flow from Operating Activities - Continuing Operations
Cash flow from operating activities declined year-over-year as a result of lower net income on lower sales volume. Trade payables declined primarily as a result of lower inventory receipts in the first quarter.  These declines in cash flow were partially offset by lower income tax payments as compared to the prior year as well as a decline in certain payroll related costs, primarily incentive compensation and the Company’s discretionary savings plan contribution, both of which were reflected in Accrued expenses and other in the prior year.

Cash Flow from Investing Activities - Continuing Operations
Capital expenditures were $269 million for the first quarter of 2008, compared with $244 million for the first quarter of 2007. Capital spending was principally for new stores and store renewals and modernizations. During the first quarter of 2008, the Company opened 11 new stores, three of which were relocations, and closed one store.  During the first quarter of 2007, the Company opened seven new stores, including one relocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Cash Flow from Financing Activities - Continuing Operations
During the first quarter of 2007, the Company received proceeds of $980 million, net of underwriting discounts, from the issuance of $1.0 billion aggregate principal amount of new senior unsecured notes.

For the first quarter of 2007, cash payments on long-term debt, including capital leases, totaled $328 million, primarily consisting of $325 million outstanding principal amount of JCP’s 7.60% Notes Due 2007, which matured during the quarter. Net proceeds from the exercise of stock options were $3 million for the first quarter of 2008 compared to $26 million for the first quarter of 2007.

As authorized by the Board, the Company paid quarterly dividends as follows during the first three months of 2008 and 2007:

	2008		2007
	Per Share	Total (in millions)	Per Share	Total (in millions)
February 4, 2008 and February 5, 2007	$0.20	$44	$0.18	$41
May 1, 2008 and May 1, 2007	0.20	43	0.20	45
		$87		$86

Management believes that existing cash and short-term investments will be adequate to fund capital expenditures, working capital, dividend payments and scheduled long-term debt maturities throughout the remainder of 2008. Accordingly, management does not anticipate the need for additional external financing in 2008. Management believes that the Company’s financial position will continue to provide the financial flexibility to support its strategic plan. In February 2008, Moody’s affirmed the Company’s long-term credit rating at Baa3 and changed their rating outlook to stable from positive, citing recent negative comparable store sales and an uncertain overall economic outlook.   Both Standard & Poor’s Ratings Services and Moody’s affirmed the Company’s long-term debt ratings and stable outlook after the Company issued revised earnings guidance on March 28, 2008.

The Company’s cash flows may be impacted by many factors, including the effects of the current economic environment and consumer confidence and competitive conditions in the retail industry.  Based on the nature of the Company's business, management considers the above factors to be normal business risks.

Aggregate information about the Company’s obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2007 10-K. In addition, in conjunction with the adoption of  Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of the beginning of 2007, the Company has classified $49 million of unrecognized tax benefits as a current liability as of the end of the first quarter of 2008 due to the reasonable possibility of resolution of the related uncertain tax positions during the next twelve months. For the remaining unrecognized tax benefits of $111 million classified in other liabilities, the future timing of cash flows cannot be reasonably estimated  and could take several years to settle with the respective taxing authorities.

Accounting for Stock-Based Compensation

Stock-based compensation costs reflected in the Consolidated Statements of Operations was $12 million and $14 million for the first quarter of 2008 and the first quarter of 2007, respectively.    Total income tax benefit recognized for the stock-based compensation arrangements was $5 million for both the first quarter of 2008 and the first quarter of 2007.  As of May 3, 2008, there was $33 million of unrecognized compensation expense related to unearned associate stock awards, which will be recognized over the remaining weighted-average vesting period of approximately 1.5 years. Additionally, there was $52 million of unrecognized compensation expense for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

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

There have been no changes in the Company’s critical accounting policies during the first quarter of 2008.

For a further discussion of the judgments management makes in applying its accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the 2007 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 to the Unaudited Interim Consolidated Financial Statements.

Pre-Approval of Auditor Services

During the first quarter of 2008, the Audit Committee of the Board approved estimated fees for the remainder of 2008 related to the performance of both audit, including Sarbanes-Oxley Section 404 attestation work, as well as allowable non-audit services by the Company’s external auditors, KPMG LLP.

Seasonality

The results of operations and cash flows for the 13 weeks ended May 3, 2008 are not necessarily indicative of the results for the entire year. The Company’s annual earnings depend to a great extent on the results of operations for the last quarter of its fiscal year when a significant portion of the Company’s sales and profits are recorded.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

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

For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, in the Company’s 2007 10-K. The Company intends the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and does not undertake to update or revise these projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks in the normal course of business due to changes in interest rates. The Company’s market risks related to interest rates at May 3, 2008 are similar to those disclosed in the 2007 10-K.

Item 4. Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter ended May 3, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Securities

The table below sets forth information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarter ended May 3, 2008:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)
Feb. 3, 2008 through
March 8, 2008	9,821	(1)	$46.35	-	$-

March 9, 2008 through
April 5, 2008	-		$-	-	$-

April 6, 2008 through
May 3, 2008	-		$-	-	$-

Total	9,821			-

(1)	Shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock awarded under the Company’s equity compensation plans.

Part II. Other Information–(Continued)

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006
3.2	J. C. Penney Company, Inc. Bylaws, as amended to March 27, 2008	8-K	001-15274	3.1	04/02/2008
10.1**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/07/2008
10.2**	2008 Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	03/07/2008
10.3**	Form of Notice of 2008 Performance Unit Grant under the J C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.3	03/07/2008
10.4**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008	10-K	001-15274	10.59	04/01/2008
10.5**	2008 Base Salaries, 2008 Target Incentive Opportunity Percentages and 2008 Equity Awards for Named Executive Officers	10-K	001-15274	10.60	04/01/2008
10.6**	J. C. Penney Corporation, Inc. Change in Control Plan, as amended and restated as of March 27, 2008	8-K	001-15274	10.1	04/02/2008
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
** Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By /s/ Dennis P. Miller
Dennis P. Miller
Senior Vice President and Controller
(Principal Accounting Officer)

Date: June 10, 2008