Form 10-Q
period 2008-08-02
J C PENNEY CO INC
filed 2008-09-10
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

    ☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

or

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

Large accelerated filer   ☒          Accelerated filer    ☐            Non-accelerated filer    ☐             Smaller reporting company     ☐
                                                                                               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
222,080,326 shares of Common Stock of 50 cents par value, as of September 5, 2008.

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended August 2, 2008

i

Part I. Financial Information

Item 1. Unaudited Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

($ in millions, except per share data)	13 weeks ended		26 weeks ended
	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,
	2008	2007	2008	2007

Total net sales	$4,282	$4,391	$8,409	$8,741
Cost of goods sold	2,676	2,717	5,153	5,260
Gross margin	1,606	1,674	3,256	3,481
Operating expenses:
Selling, general and administrative (SG&A)	1,248	1,243	2,543	2,534
Depreciation and amortization	115	100	225	200
Pre-opening	9	15	15	21
Real estate and other (income), net	(9)	(13)	(18)	(22)
Total operating expenses	1,363	1,345	2,765	2,733
Operating income	243	329	491	748
Net interest expense	55	37	108	69
Bond premiums and unamortized costs	-	12	-	12
Income from continuing operations before income taxes	188	280	383	667
Income tax expense	72	105	147	254
Income from continuing operations	$116	$175	$236	$413
Income from discontinued operations, net of income tax (benefit)/expense of $(1), $4, $(1) and $4	1	7	1	7
Net income	$117	$182	$237	$420

Basic earnings per share:
Continuing operations	$0.52	$0.79	$1.06	$1.84
Discontinued operations	-	0.03	-	0.03
Net income	$0.52	$0.82	$1.06	$1.87

Diluted earnings per share:
Continuing operations	$0.52	$0.78	$1.06	$1.82
Discontinued operations	-	0.03	-	0.03
Net income	$0.52	$0.81	$1.06	$1.85

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions)	Aug. 2,	Aug. 4,	Feb. 2,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(1)
Assets
Current assets
Cash and short-term investments	$2,109	$2,180	$2,471
Receivables	500	624	430
Merchandise inventory (net of LIFO reserves
of $1, $8 and $1)	3,693	3,649	3,641
Prepaid expenses	217	230	209
Total current assets	6,519	6,683	6,751
Property and equipment (net of accumulated
depreciation of $2,378, $2,267 and $2,219)	5,161	4,570	4,959
Prepaid pension	1,582	1,284	2,030
Other assets	534	542	569
Total Assets	$13,796	$13,079	$14,309

Liabilities and Stockholders’ Equity
Current liabilities
Trade payables	$1,477	$1,635	$1,472
Accrued expenses and other current liabilities	1,469	1,492	1,663
Current maturities of long-term debt	201	105	203
Total current liabilities	3,147	3,232	3,338
Long-term debt	3,505	3,705	3,505
Deferred taxes	1,283	1,100	1,463
Other liabilities	710	800	691
Total Liabilities	8,645	8,837	8,997

Stockholders' Equity
Common stock(2)	111	111	111
Additional paid-in-capital	3,476	3,431	3,453
Reinvested earnings at beginning of year	1,540	922	922
SFAS 158–change in measurement date(3)	26	-	-
Adjustment to initially apply FIN 48	-	5	5
Net income	237	420	1,111
Dividends declared	(90)	(90)	(178)
Retirement of common stock	-	(320)	(320)
Reinvested earnings at end of period	1,713	937	1,540
Accumulated other comprehensive (loss)/income	(149)	(237)	208
Total Stockholders’ Equity	5,151	4,242	5,312

Total Liabilities and Stockholders’ Equity	$13,796	$13,079	$14,309
(1) Derived from audited financial statements.
(2) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 222 million as of August 2, 2008, August 4, 2007, and February 2, 2008.
(3) See Note 1 for a discussion of the adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).”
The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Unaudited)

($ in millions)	26 weeks ended
	Aug. 2,	Aug. 4,
	2008	2007
Cash flows from operating activities:
Net income	$237	$420
(Income) from discontinued operations	(1)	(7)
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments, PVOL and other unit closing costs	8	3
Depreciation and amortization	225	200
Net (gains) on sale of assets	-	(6)
Benefit plans (income)	(58)	(34)
Stock-based compensation	24	28
Tax benefits from stock-based compensation	9	15
Deferred taxes	34	13
Change in cash from:
Receivables	(46)	(61)
Inventory	(52)	(250)
Prepaid expenses and other assets	6	13
Trade payables	5	268
Current income taxes payable	(37)	(223)
Accrued expenses and other	(84)	(190)
Net cash provided by operating activities	270	189

Cash flows from investing activities:
Capital expenditures	(496)	(598)
Proceeds from sales of assets	-	8
Net cash (used in) investing activities	(496)	(590)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	980
Premium on early retirement of debt	-	(9)
Payments of long-term debt, including capital leases	(2)	(633)
Common stock repurchased	-	(400)
Dividends paid, common	(134)	(130)
Proceeds from stock options exercised	4	41
Excess tax benefits from stock-based compensation	1	20
Tax withholding payments reimbursed by restricted stock	(4)	(8)
Net cash (used in) financing activities	(135)	(139)
Cash flows from discontinued operations
Operating cash flows	-	(2)
Investing cash flows	(1)	(25)
Financing cash flows	-	-
Total cash (paid for) discontinued operations	(1)	(27)
Net (decrease) in cash and short-term investments	(362)	(567)
Cash and short-term investments at beginning of year	2,471	2,747
Cash and short-term investments at end of period	$2,109	$2,180

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

Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements,” became effective as of the beginning of 2008.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. In November 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-2, which provided a one year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities that are recorded or disclosed on a non-recurring basis. The Company elected to apply the FSP FAS 157-2 deferral of SFAS 157, and accordingly, has not applied SFAS 157 to its long-lived assets that are valued on a non-recurring basis.  See Note 3 for discussion of the partial adoption of SFAS 157.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132(R),” requires companies to measure plan assets and benefit obligations as of the fiscal year end, effective in 2008. As permitted under SFAS 158, the Company transitioned to a fiscal year end measurement date by re-measuring plan assets and benefit obligations as of the beginning of 2008 (the year of adopting the measurement date provision).  As a result, the Company recorded an increase of $26 million, net of tax, to 2008 opening retained earnings for the transition adjustment to recognize three months of net periodic benefit income from October 31, 2007 to February 2, 2008.  In addition, the Company recorded a decrease of $343 million, net of tax, to the 2008 opening balance of accumulated other comprehensive income, a component of net equity, to reflect the changes in fair value of plan assets and the benefit obligation from October 31, 2007 to February 2, 2008, which included an increase in the discount rate from 6.46% to 6.54%.

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

Net income and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	13 weeks ended		26 weeks ended
	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,
	2008	2007	2008	2007
Earnings:
Income from continuing operations, basic and diluted	$116	$175	$236	$413
Shares:
Average common shares outstanding (basic shares)	222	223	222	224
Adjustment for assumed dilution:
Stock options and restricted stock awards	1	2	1	3
Average shares assuming dilution (diluted shares)	223	225	223	227
EPS from continuing operations:
Basic	$0.52	$0.79	$1.06	$1.84
Diluted	$0.52	$0.78	$1.06	$1.82

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would be anti-dilutive:

(shares in millions)	13 weeks ended		26 weeks ended
	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,
	2008	2007	2008	2007
Stock options and restricted awards	8	1	8	1

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

The Company determined the fair value of its REITs using quoted market prices considered level 1 inputs.  The fair value of these investments reflected in other assets in the consolidated balance sheet as of August 2, 2008 is presented in the table below based on the hierarchy outlined in SFAS 157.  See Note 9 for the accumulated net unrealized gain of $101 million in REITs as of the end of second quarter 2008 recorded in accumulated other comprehensive income, a component of net equity.

($ in millions)	Assets at Fair Value as of Aug. 2, 2008
	Level 1	Level 2	Level 3	Total
Total REIT assets	$232	$-	$-	$232

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4 – Cash and Short-Term Investments

($ in millions)	Aug. 2,	Aug. 4,	Feb. 2,
	2008	2007	2008
Cash	$133	$146	$119
Short-term investments	1,976	2,034	2,352
Total cash and short-term investments	$2,109	$2,180	$2,471

Restricted Short-Term Investment Balances
There are no restricted investment balances as of August 2, 2008.  Short-term investments include restricted balances of
$59 million as of August 4, 2007 and $49 million as of February 2, 2008. In prior years, restricted balances contained pledged collateral for a portion of casualty insurance program liabilities.

Note 5 – Supplemental Cash Flow Information

($ in millions)	26 weeks ended
	Aug. 2,	Aug. 4,
	2008	2007
Interest paid by continuing operations	$137	$147

Interest received by continuing operations	$25	$67

Total income taxes paid	$140	$430
Less: income taxes (received) attributable to discontinued operations	-	(1)
Income taxes paid by continuing operations	$140	$431

Note 6– Receivables

($ in millions)	Aug. 2,	Aug. 4,	Feb. 2,
	2008	2007	2008
Receivables	$500	$624	$430

Receivables consist mainly of current and deferred income tax amounts and amounts awaiting settlement for credit card sale transactions.  The decrease in receivables as of August 2, 2008 compared with August 4, 2007 is primarily due to decreased prepaid taxes resulting from the decreased levels of pre-tax income and timing of estimated quarterly income tax payments.  The increase in receivables at the end of the second quarter of 2008 compared to the end of 2007 was primarily due to higher balances of credit card receivables as a result of the difference in sales patterns for these periods.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7 – Credit Agreement

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent.

The 2005 Credit Agreement includes a requirement that the Company maintain: (i) a Leverage Ratio (as defined in the 2005 Credit Agreement) of no more than 3.0 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis and (ii) a Fixed Charge Coverage Ratio (as defined in the 2005 Credit Agreement) of at least 3.2 to 1.0 for each period of four consecutive fiscal quarters. As of August 2, 2008, the Company was in compliance with these requirements with a Leverage Ratio of 1.81 to 1.00, and a Fixed Charge Coverage Ratio of 5.34 to 1.00.

No borrowings, other than the issuance of standby and import letters of credit totaling $169 million as of August 2, 2008, have been made under the 2005 Credit Agreement.

Note 8 – Long-Term Debt

Debt Payment
There were no scheduled debt maturities or early repayments during the first half of 2008. During the second quarter of 2007, the Company redeemed the remaining $303 million principal amount of JCP’s 8.125% Debentures Due 2027.  The Company incurred a pre-tax charge of $12 million for this early redemption related to the call premium and write off of unamortized costs of these Debentures.  In the first quarter of 2007, the Company repaid at maturity $325 million outstanding principal amount of JCP’s 7.60% Notes due 2007.

Issuance of Debt
In April 2007, the Company closed on its offering of $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. The Company received proceeds of $980 million from the offering, net of underwriting discounts. A portion of the net proceeds was used in 2007 for the early redemption of JCP’s 8.125% Debentures Due 2027 and general corporate purposes, including debt payments.  The remaining balance will be used in 2008 for general corporate purposes, including the August 15, 2008 payment at maturity of $200 million outstanding principal amount of JCP’s 7.375% Notes Due 2008.  See Note 14 regarding this subsequent event.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9 – Comprehensive Income and Accumulated Other Comprehensive Income/(Loss)

	Accumulated Other Comprehensive Income/(Loss)
($ in millions)	Unrealized Gain/(Loss) in REITs	Net actuarial gain/(loss) and prior service credit/(cost) for pension and post- retirement plans	Total	Total Comprehensive Income
Second Quarter 2008
May 3, 2008	$126	$(250)	$(124)
Net unrealized (loss) in REITs	(25)	-	(25)	$(25)
Net income	-	-	-	117
August 2, 2008	$101	$(250)	$(149)	$92

Second Quarter 2007
May 5, 2007	$159	$(342)	$(183)
Net unrealized (loss) in REITs	(54)	-	(54)	$(54)
Net income	-	-	-	182
August 4, 2007	$105	$(342)	$(237)	$128

First Half 2008
February 2, 2008	$115	(1)	$93	(2)	$208
SFAS 158 - change in measurement date	-		(343)		(343)
Adjusted balances – February 3, 2008	115		(250)		(135)
Net unrealized (loss) in REITs	(14)		-		(14)	$(14)
Net income	-		-		-	237
August 2, 2008	$101	(1)	$(250)	(2)	$(149)	$223

First Half 2007
February 3, 2007	$166		$(342)		$(176)
Net unrealized (loss) in REITs	(61)		-		(61)	$(61)
Net income	-		-		-	420
August 4, 2007	$105	(1)	$(342)	(2)	$(237)	$359

(1) Shown net of a deferred tax liability of $56 million as of August 2, 2008, $58 million as of August 4, 2007 and $64 million as of February 2, 2008.
(2) Shown net of a deferred tax asset of $158 million as of August 2, 2008, $218 million as of August 4, 2007 and a deferred tax liability of $60 million as of February 2, 2008.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10 – Stock-Based Compensation

The Company grants stock-based awards to employees (associates) and non-employee directors under its 2005 Equity Compensation Plan (2005 Plan).  As of August 2, 2008, 9.8 million shares of stock were available for future grants.  The following table presents total stock-based compensation costs included in the Consolidated Statements of Operations.

Stock-Based Compensation Cost
($ in millions)	13 weeks ended		26 weeks ended
	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,
	2008	2007	2008	2007
Stock awards (shares and units)	$6	$9	$11	$17
Stock options	6	5	13	11
Total stock-based compensation cost	$12	$14	$24	$28

Total income tax benefit recognized in the
Consolidated Statements of Operations for
Stock-based compensation arrangements	$4	$6	$9	$11

Stock Options
On March 12, 2008, the Company made its annual grant of stock options covering approximately 2.2 million shares to associates at an option price of $39.78, with a fair value of $13.90 per option.  Additionally, on July 24, 2008, the Company made a 2008 supplemental annual grant of approximately 1.3 million stock options to selected associates at an option price of $30.88, with a fair value of $9.22 per option.  The weighting of the historical component in the volatility assumption used in the determination of the fair value of the supplemental grant of stock options was increased due to historical volatility being more representative of the Company’s current business model.  Since the announcement of the sale of the Eckerd drugstore business approximately 4.5 years ago, a period that is commensurate with the expected life assumption of the Company’s stock options, historical volatility no longer reflects the volatility associated with the Eckerd drugstore business.

The following table summarizes stock options outstanding as of August 2, 2008, as well as activity during the 26 weeks then ended:

(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at February 2, 2008	8,233	$50
Granted	3,500	36
Exercised	(131)	29
Forfeited or expired	(605)	65
Outstanding at August 2, 2008	10,997	45

Exercisable at August 2, 2008	6,225	44

As of August 2, 2008, there was $57 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.2 years.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

In addition to the annual associate grant, the Company granted approximately 81,000 restricted stock units consisting of ad-hoc awards to associates and dividend equivalents on outstanding awards during the first half of 2008.  Approximately 30,000 restricted stock unit awards were granted to non-employee members of the Board during the first half of 2008.

In addition to the vesting of individual restricted stock awards during the first half of 2008, one-third, or approximately 238,000 of the Company’s earned 2006 performance units vested in March 2008.  These units were granted on March 22, 2006.  The final one-third of this award will vest in the first quarter of 2009.

Performance-based restricted stock unit awards issued March 14, 2007 were cancelled in 2007 as a result of the 0% payout percentages based on the measurement of 2007 EPS results.

The following table summarizes the non-vested stock awards (shares and units) as of August 2, 2008 and activity during the six months then ended:

(awards in thousands)	Non-Vested	Weighted- Average Grant
	Stock Awards	Date Fair Value
Non-vested at February 2, 2008	894	$58
Granted	879	40
Vested	(337)	57
Forfeited	(37)	49
Non-vested at August 2, 2008	1,399	47

As of August 2, 2008, there was $29 million of unrecognized compensation expense related to unearned associate stock awards which will be recognized over the remaining weighted-average vesting period of approximately 1.4 years.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Common Stock Outstanding
During the first half of 2008 and 2007, the number of outstanding shares of common stock changed as follows:

	26 weeks ended
(shares in millions)	Aug. 2,	Aug. 4,
	2008	2007
Shares outstanding at beginning of year	221.7	225.5
Exercise of stock options	0.1	1.1
Vesting of restricted stock units and other	0.3	0.2
Shares terminated for tax withholding	-	(0.1)
Shares repurchased	-	(5.1)
Shares outstanding at end of period	222.1	221.6

Note 11 – Retirement Benefit Plans

The Company’s retirement benefit plans consist of a non-contributory qualified defined benefit pension plan (primary pension plan), and non-qualified plan consisting of a non-contributory supplemental retirement plan and deferred compensation plan for certain management associates, a 1997 voluntary early retirement program, a contributory medical and dental plan and a 401(k) and employee stock ownership plan. These plans are discussed in more detail in the Company’s 2007 10-K. Associates hired or rehired on or after January 1, 2002 are not eligible for retiree medical or dental coverage. Associates hired or rehired on or after January 1, 2007 are not eligible to participate in the primary pension plan.

Changes to the funded status of the Company’s primary pension plan are reflected in the prepaid pension asset on the balance sheet.  The following table details the changes to prepaid pension.

($ in millions)	SFAS 158 Funded Status Adjustments	Measurement Date Change Transition Adjustment	Current Period Pension Accrual	Total
Balance as of August 4, 2007				$1,284
2007 second half changes	$697	$-	$49	746
Balance as of February 2, 2008				2,030
2008 first half changes	(561)	47	66	(448)
Balance as of August 2, 2008				$1,582

The increase to prepaid pension during the second half of 2007 was attributable to an improvement in the funded status of the plan reflecting strong capital market returns on plan assets.  The decline during the first half of 2008 reflects a change in the measurement date from October 31, 2007 to February 3, 2008 as required by SFAS 158, at which time the funded status had declined due to negative capital market returns.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Net Periodic Benefit (Income)/ Expense
The components of net periodic benefit (income)/expense for the qualified and nonqualified pension plans and the postretirement plans for the 13 weeks ended August 2, 2008 and August 4, 2007 are as follows:

	Pension Plans
	Qualified		Supplemental (Nonqualified)		Postretirement Plan
($ in millions)	13 weeks ended		13 weeks ended		13 weeks ended
	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,
	2008	2007	2008	2007	2008	2007
Service cost	$22	$24	$1	$1	$-	$-
Interest cost	59	54	5	5	-	1
Expected return on plan assets	(114)	(103)	-	-	-	-
Net amortization	-	1	5	7	(6)	(8)
Net periodic benefit (income)/expense	$(33)	$(24)	$11	$13	$(6)	$(7)

The components of net periodic benefit (income)/expense for the qualified and nonqualified pension plans and the postretirement plans for the 26 weeks ended August 2, 2008 and August 4, 2007 are as follows:

	Pension Plans
	Qualified		Supplemental (Nonqualified)		Postretirement Plan
($ in millions)	26 weeks ended		26 weeks ended		26 weeks ended
	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,
	2008	2007	2008	2007	2008	2007
Service cost	$44	$47	$2	$2	$-	$-
Interest cost	118	109	10	11	-	1
Expected return on plan assets	(228)	(207)	-	-	-	-
Net amortization	-	3	10	13	(12)	(16)
Net periodic benefit (income)/expense	$(66)	$(48)	$22	$26	$(12)	$(15)

Employer Contributions
The Company’s policy with respect to funding the primary pension plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended (ERISA), and not more than the maximum amount deductible for tax purposes. The Company does not expect to be required to make a contribution under ERISA in 2008. The Company did not make a discretionary contribution during the first half of 2008 or 2007.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12 – Real Estate and Other (Income)/Expense

($ in millions)	13 weeks ended		26 weeks ended
	Aug. 2,	Aug. 4,	Aug. 2,	Aug. 4,
	2008	2007	2008	2007
Real estate activities	$(10)	$(9)	$(20)	$(19)
Net gains on sale of real estate	-	(6)	-	(6)
Other	1	2	2	3
Total	$(9)	$(13)	$(18)	$(22)

Real estate and other consists primarily of ongoing operating income from the Company’s real estate subsidiaries and net gains/losses on sale of real estate properties.

Note 13 – Litigation, Other Contingencies and Guarantees

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

As of August 2, 2008, the Company estimated its total potential environmental liabilities to range from $38 million to $49 million and recorded management’s best estimate of $43 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving the Company’s former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of Company facilities. Management continues to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If the Company were to incur losses at the upper end of the estimated range, management does not believe that such losses would have a material effect on the Company’s financial condition, results of operations or liquidity.

As of August 2, 2008, JCP had guarantees totaling $26 million, which are described in detail in the 2007 10-K. These guarantees consist of: $3 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company’s Direct Marketing Services business; and $3 million for certain personal property leases assumed by the purchasers of the Company’s Eckerd drugstore operations (Eckerd), which were previously reported as operating leases.

Note 14 – Subsequent Events

On August 15, 2008, the Company repaid at maturity $200 million outstanding principal amount of JCP’s 7.375% Notes Due 2008.

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

Key Items

▪
The difficult economic environment impacting consumers continued in the second quarter of 2008 and negatively impacted both sales and profits.  However, despite the challenging environment, management was able to execute effectively by focusing on managing inventory and controlling expenses.

▪
Comparable store inventory decreased 3.5% as of the end of the second quarter of 2008 compared with last year’s second quarter as a result of lower merchandise receipts and effective clearance of seasonal merchandise.  At the end of the second quarter, inventory was better aligned with current sales trends.

▪
SG&A expenses were well managed across the entire organization and increased only slightly in the second quarter of 2008, despite the addition of 35 new stores, net of closings and relocations, since the second quarter of 2007.

▪
Brand launches for the all important Back-to-School season included Fabulosity™ and Decree™ in juniors, and White Tag™ and the expansion of American Living™ in young men’s. In home, the Company introduced Dorm Life™ and Linden Street™.

▪
During the second quarter of 2008, the Company opened 12 new stores, three of which were relocations, and 11 of the new stores were in the new off-mall format.  The Company plans to open a total of 35 new or relocated stores in 2008, representing a 2.8% increase in gross square footage. One of the openings originally scheduled for 2008 has been deferred to 2009.  The Company also opened 10 new Sephora inside JCPenney locations during the second quarter of 2008.  Sephora inside JCPenney continues to be one of the strongest areas of the Company’s business and ended the second quarter of 2008 with 81 locations.

▪
On June 25, 2008, the Company announced updated Bridge Plan targets for 2009, including a further reduction in capital expenditures to approximately $650 million, versus $1 billion planned for 2008. This reflects plans to open 20 new or relocated stores in 2009, down from 35 new or relocated stores that are currently planned to open in 2008. The Company has also reduced its store renovation plans to 10-15 stores in 2009, down from the 20 renovations it expects to complete in 2008.  See page 22 for additional discussion of the Bridge Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Current Developments

Brand Launches
The Company continues to offer new brands to provide compelling merchandise with the combination of style, quality and smart prices that customers desire.  Early in August 2008, the Company launched Xersion™, a new performance-wear collection for the modern lifestyle in women’s and men’s apparel, footwear and accessories.  Additionally, the Company will be “powering-up” two of its existing private brands, Stafford® and Worthington®, in the second half of the year by adding enhanced style, quality and features to make these brands even more exciting and relevant to customers.

JCP Rewards Program
On August 7, 2008, early in the third quarter, the Company launched JCP Rewards, a loyalty reward program that enables customers to earn reward points and receive special members-only benefits by shopping with JCPenney in-store, online at jcp.com or via catalog.  Customers enrolled in JCP Rewards automatically receive points from qualified purchases during the month, from which they receive a maximum monthly benefit of a $10 reward certificate.  The reward certificate is good towards future purchases of merchandise at JCPenney and expires at the end of the calendar month in which it is issued.  JCP Rewards members can earn up to $120 in reward certificates annually.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Results of Operations

Like other retailers, the Company’s second quarter results continued to be impacted by soft consumer spending. The combination of weak housing conditions, mortgage and credit market concerns and rising fuel and food prices led to a challenging macroeconomic environment for consumers, resulting in a softening in sales, beginning in the second half of 2007 and continuing through the first half of 2008.

($ in millions)	13 weeks ended		26 weeks ended
	Aug. 2,,	Aug. 4,	Aug. 2,	Aug. 4,
	2008	2007	2008	2007

Total net sales	$4,282	$4,391	$8,409	$8,741
Gross margin	1,606	1,674	3,256	3,481
Operating expenses:
Selling, general and administrative (SG&A)	1,248	1,243	2,543	2,534
Depreciation and amortization	115	100	225	200
Pre-opening	9	15	15	21
Real estate and other (income), net	(9)	(13)	(18)	(22)
Total operating expenses	1,363	1,345	2,765	2,733
Operating income	243	329	491	748
Net interest expense	55	37	108	69
Bond premiums and unamortized costs	-	12	-	12
Income from continuing operations before income taxes	188	280	383	667
Income tax expense	72	105	147	254
Income from continuing operations	116	175	236	413

Diluted EPS from continuing operations	$0.52	$0.78	$1.06	$1.82

Ratios as a percent of sales:
Gross margin	37.5%	38.1%	38.7%	39.8%
SG&A	29.1%	28.3%	30.2%	29.0%
Total operating expenses	31.8%	30.6%	32.9%	31.2%
Operating income	5.7%	7.5%	5.8%	8.6%

Operating Performance Summary

The Company reported income from continuing operations of $116 million, or $0.52 per share, for the second quarter of 2008 compared with $175 million, or $0.78 per share, for the same 2007 period.  Operating income decreased $86 million to $243 million, or 5.7% of sales, for the second quarter of 2008, compared with $329 million, or 7.5% of sales, in last year’s second quarter, reflecting a decrease of $68 million in gross margin and an increase in total operating expenses of $18 million.
Operating income was better than initial expectations at the beginning of the quarter as a result of improved gross margin performance and effective expense management.  Gross margin benefited from good inventory management, effective promotional pricing actions to clear seasonal merchandise and initial positive customer response to new brand launches.  Total operating expenses increased primarily due to growth related depreciation and amortization expense, while SG&A expenses were well managed across the entire organization and increased only $5 million compared to last year’s second quarter.

For the first half of 2008, income from continuing operations was $236 million, or $1.06 per share, compared with
$413 million, or $1.82 per share, for the first half of 2007.  Operating income was $491 million for the first half of 2008 compared with $748 million for the same period last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Total Net Sales
($ in millions)	13 weeks ended		26 weeks ended
	Aug. 2, 2008	Aug. 4, 2007	Aug. 2, 2008	Aug. 4, 2007
Total net sales	$4,282	$4,391	$8,409	$8,741
Sales percent (decrease)/increase:
Total net sales	(2.5)%	3.6%	(3.8)%	3.3%
Comparable store sales(1)	(4.3)%	2.9%	(5.8)%	3.1%

(1)
Comparable store sales include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months.  Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations. Beginning in 2008, the Company changed its sales reporting to include online sales, through jcp.com, in comparable store sales. Comparable store sales presented in the table above have been reclassified for all periods presented to include jcp.com sales.

Total net sales decreased $109 million, or 2.5%, to $4,282 million in the second quarter of 2008 from $4,391 million in the second quarter of 2007.  Total department store results reflect sales of 35 new stores, net of closings and relocations, opened subsequent to last year’s second quarter, including a net of nine new and relocated stores opened in this year’s second quarter.  In the second quarter of 2008, comparable store sales decreased 4.3% compared with a 2.9% increase in last year’s second quarter.  While down compared to last year, mall traffic trends during the second quarter of 2008 for JCPenney were slightly better than overall mall traffic trends. JCPenney off-mall traffic was also down compared to last year, but continues to be higher than mall traffic.  Consistent with the difficult retail environment, the number of transactions and number of units sold declined for the quarter.

Sales for jcp.com, which continues to be the Company’s fastest growing sales channel, are included in comparable store sales and increased 5.6% for the second quarter of 2008, on top of a 17.4% increase in last year’s second quarter, while catalog print media and outlet store sales declined, as expected.

Although sales weakness was broad based across most merchandise categories, the best performing divisions were in women’s apparel and shoes.  Fine jewelry and most home categories of merchandise continue to experience weakness in consumer demand.  The positive initial response to new brand launches, coupled with the Company’s effective promotions and clearance activities, helped offset the impact of soft sales in other merchandise areas during the second quarter of 2008.  The Company’s private brands, including exclusive brands found only at JCPenney, increased to 53% of total merchandise sales for the second quarter of 2008 from 49% in last year’s second quarter. Geographically, the best performances were in the northeast and central regions, while the southeast and southwest regions were the softest.

While management continues to be pleased with customer response, American Living™ was launched in a significantly more challenging environment than when it was initially announced in early 2007.  The brand has similar inventory challenges as other merchandise categories.   The Company is working with Polo Ralph Lauren’s Global Brand Concepts to update the product and pricing beginning with the Spring 2009 assortments and believes that American Living™ is a successful concept that will achieve the goal of becoming a billion dollar brand over the next few years.

During the second quarter of 2008, the Company opened 10 Sephora inside JCPenney locations.  Sephora inside JCPenney continues to report strong results and the Company plans to grow the number of locations over the next several years.  At the end of the second quarter, Sephora inside JCPenney locations totaled 81 compared with 36 at the end of the second quarter of 2007.  The number of Sephora inside JCPenney locations is expected to approach 100 by the end of 2008.

For the first half of 2008, total net sales decreased $332 million, or 3.8%, to $8,409 million compared to $8,741 million in the first half of 2007. Comparable store sales decreased 5.8% in the first half of 2008 compared to a 3.1% increase in last year’s first half.  Internet sales increased 7.2% on top of a 17.6% increase in last year’s first half.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

New JCPenney Brand Launches
For the 2008 Back-to-School season, the Company introduced several new brands for the younger shopper. In junior’s, the Company launched private brand Decree™, a denim-inspired line of apparel for girls and young women, and two new exclusive brands: LeTigre™ from Kenneth Cole Productions and Fabulosity™, a complete line of sportswear designed by Kimora Lee Simmons.  For young men’s, the Company has extended the exclusive American Living™ brand with new denim, graphic t-shirts and jackets, and launched White Tag™, a new “urban rock” inspired national brand of premium denim and art-driven t-shirts.  In addition to the new fashion brands for Back-to-School, the Company introduced Dorm Life™, a new private modern lifestyle brand in the home division featuring merchandise to furnish a college dorm or off-campus housing.

In July 2008, the Company supported the apparel launches with an integrated Back-to-School marketing campaign featuring the new brands.  The campaign targeted teens and included both traditional ads and non-traditional media components, such as ads in cinema theatres, online games and text messaging.  Management is pleased with the initial customer response to these exciting new brands.

In addition, the Company launched Linden Street™, which was the most comprehensive home brand launch in Company history.  It is a blend of traditional and contemporary styles offering a classic, timeless design.

Gross Margin
Gross margin for the second quarter of 2008 declined by $68 million to $1,606 million compared to $1,674 million in the second quarter of 2007 as a result of lower sales volumes that reflected the continuing soft selling environment.  Gross margin as a percent of sales was 37.5% in this year’s second quarter, a decline of 60 basis points compared to 38.1% in the same period last year primarily as a result of higher markdowns.  Gross margin performance during the second quarter of 2008 exceeded the Company’s initial expectations at the beginning of the quarter.  Gross margin benefited from a number of factors including effective promotional pricing actions to clear seasonal merchandise, better sell through of clearance product and effective use of state-of-the-art tools in the merchandise flow and allocation process, all leading to better than expected markdown performance.  Additionally, gross margin benefited from good initial customer response to new brand launches.  Through the first half of 2008, gross margin decreased 110 basis points to 38.7% of sales, or $3,256 million, compared with 39.8% of sales, or $3,481 million, for the comparable 2007 period.

SG&A Expenses
SG&A expenses were well managed across the entire organization in the second quarter of 2008, increasing slightly to $1,248 million, compared to $1,243 million for the second quarter of 2007, despite the addition of 35 net new stores since the second quarter of last year.  As a percent of sales, SG&A expenses increased 80 basis points as a result of lower sales volumes.    Overall SG&A expenses benefited from associate productivity improvements through the use of the Company’s new workforce management system, which allows more effective matching of staffing levels to store traffic patterns, while improving customer service levels as indicated by the early positive results from the rollout of the Company’s CustomerFirst initiative.  SG&A expenses were well controlled throughout the first half of 2008, with an increase of only $9 million, to $2,543 million compared to $2,534 million in last year’s first half.

Depreciation and Amortization Expenses
Depreciation and amortization expenses in the second quarter of 2008 increased to $115 million from $100 million for the same 2007 period reflecting new store openings and store renovations. Depreciation and amortization expenses increased to $225 million, for the first half of 2008, compared with $200 million for the same 2007 period.

Pre-Opening Expenses
Pre-opening expenses include costs such as advertising, hiring and training new associates, processing and stocking initial merchandise inventory and rental costs.  Pre-opening expenses were $9 million for the second quarter of 2008 and $15 million for the comparable 2007 period due to the deceleration of store openings in 2008.  Through the first half of 2008 and 2007, pre-opening expenses were $15 million and $21 million, respectively.  The Company opened 12 stores during the second quarter of 2008 and 15 stores during the second quarter of 2007, which increased the year-to-date total of new stores to 23 and 22 for 2008 and 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Real Estate and Other (Income)/Expense
Real estate and other consists primarily of ongoing operating income from the Company's real estate subsidiaries.  Real estate and other was a net credit of $9 million and $13 million in the second quarters of 2008 and 2007, respectively.  In addition to ongoing operating income from real estate subsidiaries, the second quarter of 2007 included net gains from sale of real estate properties of $6 million. For the first half of 2008 and 2007, real estate and other was a net credit of $18 million and
$22 million, respectively.

Net Interest Expense
Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and short-term investments.  Net interest expense was $55 million for the second quarter of 2008 compared with $37 million for the second quarter of 2007.  The increase in net interest expense was due primarily to a decrease in the weighted-average annual interest rate earned on short-term investment balances to 2.20% in the second quarter of 2008 from 5.25% in the second quarter of 2007, combined with a decrease in average outstanding short-term investments. Net interest expense was
$108 million for the first half of 2008 compared with $69 million for the first half of 2007.

Income Taxes
The Company’s effective income tax rate for the second quarter of 2008 was 38.3%, compared with 37.5% in the same period last year.  The tax rate for the second quarter of 2007 benefited primarily from the state income tax legislative changes enacted in 2007, reducing the tax liability by $3 million.  The Company’s effective income tax rate for continuing operations for the first half of 2008 was 38.4% compared with 38.1% for the first half of 2007.

Discontinued Operations
Discontinued operations reflected net credits of $1 million for both the second quarter and first half of 2008 and net credits of $7 million, or $0.03 per share, for both the second quarter and first half of 2007, and were related primarily to management’s ongoing review and true-up of reserves related to previously discontinued operations.

Net Income
Net income, including the effects of discontinued operations was $117 million, or $0.52 per share, for the second quarter of 2008 compared with $182 million, or $0.81 per share, for the same period in 2007.  For the first half of 2008, net income was $237 million, or $1.06 per share, compared with $420 million, or $1.85 per share, for the first half of 2007.

Liquidity and Capital Resources

The Company ended the second quarter of 2008 with approximately $2.1 billion in cash and short-term investments, which represented approximately 57% of the $3.7 billion of outstanding long-term debt, including current maturities of approximately $200 million.

In April 2007, the Company closed on its offering of $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. The Company received proceeds of $980 million from the offering, net of underwriting discounts. A portion of the net proceeds was used in 2007 for the early redemption of the remaining $303 million of JCP’s 8.125% Debentures Due 2027 and general corporate purposes, including debt payments.  The remaining balance will be used in 2008 for general corporate purposes, including the August 15, 2008 payment at maturity of $200 million outstanding principal amount of JCP’s 7.375% Notes Due 2008.  See Note 14 to the unaudited Interim Consolidated Financial Statements regarding this subsequent event.

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. As of August 2, 2008, the Company was in compliance with the financial covenants under the 2005 Credit Agreement. No borrowings, other than the issuance of standby and import letters of credit totaling $169 million as of the end of the second quarter of 2008, have been made under the 2005 Credit Agreement. See Note 7 to the unaudited Interim Consolidated Financial Statements for further discussion of the 2005 Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Cash Flows
The following is a summary of the Company’s cash flows from operating, investing and financing activities for both continuing and discontinued operations:
	26 weeks ended
($ in millions)	Aug. 2,	Aug. 4,
	2008	2007
Net cash provided by/(used in):
Continuing operations:
Operating activities	$270	$189
Investing activities	(496)	(590)
Financing activities	(135)	(139)
Discontinued operations:
Operating activities	-	(2)
Investing activities	(1)	(25)
Financing activities	-	-
Net (decrease) in cash and short-term investments	$(362)	$(567)

Cash Flow from Operating Activities - Continuing Operations
Cash flow from operating activities improved year-over-year and was positively impacted by effective inventory management and lower income tax payments, as well as a decline in certain payroll related payments, primarily incentive compensation and the Company’s discretionary contribution to its 401(k) and employee stock ownership plan.  These increases to cash flow were partially offset by lower net income and a decline in trade payables related to lower merchandise receipts.

Total merchandise inventory increased 1.2% to $3,693 million at the end of the second quarter of 2008 compared to $3,649 million at the end of the second quarter of 2007.  This increase included inventory for the 35 new stores, net of closings and relocations, opened since last year’s second quarter.  Merchandise inventory was $3,641 million at February 2, 2008.  The change in inventory in the first half of 2008 compared with the first half of 2007 provided cash flow benefits of approximately $200 million.

Payments of income taxes were lower in the first half of 2008 compared to the first half of 2007 by approximately $290 million due primarily to lower pre-tax income, as well as the timing of quarterly federal income tax payments.

Cash Flow from Investing Activities - Continuing Operations
Capital expenditures were $496 million for the first half of 2008, compared with $598 million for the first half of 2007. Capital spending was principally for new stores, store renewals and modernizations.  The reduction in spending is consistent with the Company’s 2008 capital expenditure plan to open 35 new stores in the year.  During the first half of 2008, the Company opened 23 new stores, six of which were relocations, and closed one store.  During the first half of 2007, the Company opened 22 new stores, including eight relocations.

Cash Flow from Financing Activities - Continuing Operations
There were no issuances of new debt during the first half of 2008.  As authorized by the Board, the Company paid quarterly dividends of $134 million for the first half of 2008 and $130 million for the first half of 2007.  Net proceeds from the exercise of stock options were $4 million for the first half of 2008 compared with $41 million for the first half of 2007.

During the first half of 2007, the Company received proceeds of $980 million, net of underwriting discounts, from the issuance of $1.0 billion aggregate principal amount of new senior unsecured notes.

For the first half of 2007, cash payments on long-term debt, including capital leases, totaled $633 million, primarily consisting of the early redemption of $303 million outstanding principal amount of JCP’s 8.125% Debentures Due 2027 in June 2007 and the payment at maturity of $325 million outstanding principal amount of JCP’s 7.60% Notes Due 2007 in the first quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

During the first half of 2007, the Company repurchased 5.1 million shares of common stock for $400 million.

For the remainder of 2008, management believes that cash flow generated from operations, combined with existing cash and short-term investments, will be adequate to fund capital expenditures, working capital, dividend payments and the August 2008 scheduled long-term debt maturity, therefore no external financing will be required.  Management believes that the Company’s financial position will continue to provide the financial flexibility to support its strategic plan. In February 2008, Moody’s affirmed the Company’s long-term credit rating at Baa3 and changed their rating outlook to stable from positive, citing recent negative comparable store sales and an uncertain overall economic outlook.   Both Standard & Poor’s Ratings Services and Moody’s affirmed the Company’s long-term debt ratings and stable outlook after the Company issued revised earnings guidance on March 28, 2008.

The Company’s cash flows may be impacted by many factors, including the effects of the current economic environment and consumer confidence and competitive conditions in the retail industry.  Based on the nature of the Company's business, management considers the above factors to be normal business risks.

Aggregate information about the Company’s obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2007 10-K.  Additionally, in conjunction with the Company’s 2007 adoption of Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,"  there have been no material changes to the unrecognized tax benefits since February 2, 2008, as disclosed in the 2007 10-K.

Bridge Plan

At the Company’s April 2008 analyst meeting, senior management discussed its modifications to the Company’s financial and business plans, referred to as the Bridge Plan, designed to enable the Company to effectively navigate through the current challenging retail environment, while working to improve both the Company’s competitive positioning and market share. On June 25, 2008, the Company announced updated Bridge Plan targets for 2009, including a further reduction in capital expenditures to approximately $650 million, versus $1 billion planned for 2008. This reflects plans to open 20 new or relocated stores in 2009, down from 35 new or relocated stores that are currently planned to open in 2008. One of the new store openings originally scheduled for 2008 has been deferred to 2009.  The Company has also reduced its store renovation plans to 10-15 stores in 2009, down from the 20 renovations it expects to complete in 2008. Management continues to focus on aligning inventory levels with expected sales trends and carefully managing operating expenses. Management is taking these additional steps under the Company’s Bridge Plan to effectively balance support of key merchandise and marketing initiatives with the goal of maintaining a strong financial position.

Accounting for Stock-Based Compensation

As of August 2, 2008, unrecognized compensation expense for unearned associate stock awards totaled $29 million, which will be recognized over the remaining weighted-average vesting period of approximately 1.4 years. Additionally, there was $57 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.2 years.

There were no material changes to stock-based compensation cost reported during the second quarter or first half of 2008 as compared to the respective 2007 periods.   See Note 10 to the unaudited Interim Consolidated Financial Statements for more details regarding the Company’s stock-based compensation.

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

There were no changes in the Company’s critical accounting policies during the first half of 2008.

For a further discussion of the judgments management makes in applying its accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the 2007 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Effect of New Accounting Standards in  Note 1 to the unaudited Interim Consolidated Financial Statements.

Seasonality

The results of operations and cash flows for the 13 weeks and 26 weeks ended August 2, 2008 are not necessarily indicative of the results for the entire year. The Company’s annual earnings depend to a great extent on the results of operations for the last quarter of its fiscal year when a significant portion of the Company’s sales and profits are recorded.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect the Company’s current view of future events and financial performance. The words expect, plan, anticipate, believe, intent, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to known and unknown risks and uncertainties that may cause the Company’s actual results to be materially different from planned or expected results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risks in the normal course of business due to changes in interest rates. The Company’s market risks related to interest rates at August 2, 2008 are similar to those disclosed in the 2007 10-K.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended August 2, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2007 Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

1.
Election of Directors.  At the Company’s Annual Meeting of Stockholders held on May 16, 2008, each of the nominees listed below was elected a director to hold office until the next annual meeting of stockholders and until his or her respective successor has been elected and qualified.  Set forth below next to the name of each of the nominees is the number of shares of common stock voted for and against each nominee and the number of shares of common stock abstaining with respect to each nominee:

Nominee	For	Against	Abstain
Colleen C. Barrett	117,866,785	67,606,198	2,487,230
M. Anthony Burns	123,318,765	61,987,678	2,653,769
Maxine K. Clark	117,885,215	67,464,253	2,610,745
Thomas J. Engibous	129,191,376	56,162,956	2,605,881
Kent B. Foster	129,257,091	56,083,220	2,619,901
Ken C. Hicks	180,732,779	5,196,557	2,030,878
Leonard H. Roberts	129,110,866	56,277,428	2,571,920
Javier G. Teruel	180,880,381	4,839,859	2,239,972
Myron E. Ullman, III	128,031,796	57,310,757	2,617,660

The following persons’ term of office as a director continued after the meeting for the term expiring at the 2009 Annual Meeting of Stockholders:

    Burl Osborne
    R. Gerald Turner
    Mary Beth West

2.
Ratification of Appointment of Independent Auditor.  At the Company’s Annual Meeting, the stockholders ratified the appointment of KPMG LLP as independent auditor for the fiscal year ending January 31, 2009 by a vote of 181,600,425 shares voting for, 4,457,399 shares voting against, and 1,902,388 shares abstaining.

3.
Stockholder proposal relating to stockholder approval of certain severance agreements.  At the Company’s Annual Meeting, the proposal was approved by a vote of 119,024,443 shares voting for, 46,203,542 shares voting against, 2,608,085 shares abstaining and 20,124,144 broker non-votes.

Part II. Other Information–(Continued)

Item 6. Exhibits.

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006
3.2	J. C. Penney Company, Inc. Bylaws, as amended to March 27, 2008	8-K	001-15274	3.1	04/02/2008
10.1**	Summary of Non-Employee Director Compensation					X
10.2**	Third Amendment to Indemnification Trust Agreement between J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and JPMorgan Chase Bank, effective as of June 1, 2008					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

Date: September 10, 2008