Form 10-Q
period 2008-11-01
J C PENNEY CO INC
filed 2008-12-10
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

    ☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

or

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
222,183,751 shares of Common Stock of 50 cents par value, as of December 5, 2008.

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended November 1, 2008

i

Part I. Financial Information

Item 1. Unaudited Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

($ in millions, except per share data)	13 weeks ended		39 weeks ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007

Total net sales	$4,318	$4,729	$12,727	$13,470
Cost of goods sold	2,654	2,850	7,807	8,110
Gross margin	1,664	1,879	4,920	5,360
Operating expenses:
Selling, general and administrative (SG&A)	1,298	1,348	3,841	3,882
Depreciation and amortization	118	110	343	310
Pre-opening	11	19	26	40
Real estate and other (income), net	(18)	(9)	(36)	(31)
Total operating expenses	1,409	1,468	4,174	4,201
Operating income	255	411	746	1,159
Net interest expense	56	41	164	110
Bond premiums and unamortized costs	-	-	-	12
Income from continuing operations before income taxes	199	370	582	1,037
Income tax expense	76	109	223	363
Income from continuing operations	$123	$261	$359	$674
Income from discontinued operations, net of income tax expense of $1, $-, $- and $4	1	-	2	7
Net income	$124	$261	$361	$681

Basic earnings per share:
Continuing operations	$0.55	$1.18	$1.62	$3.02
Discontinued operations	0.01	-	0.01	0.03
Net income	$0.56	$1.18	$1.63	$3.05

Diluted earnings per share:
Continuing operations	$0.55	$1.17	$1.61	$2.98
Discontinued operations	0.01	-	0.01	0.03
Net income	$0.56	$1.17	$1.62	$3.01

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions)	Nov. 1,	Nov. 3,	Feb. 2,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(1)
Assets
Current assets
Cash and cash equivalents	$1,624	$1,827	$2,532
Merchandise inventory (net of LIFO reserves
of $1, $8 and $1)	4,471	4,734	3,641
Income taxes receivable	364	486	313
Prepaid expenses and other	297	291	265
Total current assets	6,756	7,338	6,751
Property and equipment (net of accumulated
depreciation of $2,485, $2,362 and $2,219)	5,254	4,745	4,959
Prepaid pension	1,615	1,308	2,030
Other assets	473	576	569
Total Assets	$14,098	$13,967	$14,309

Liabilities and Stockholders’ Equity
Current liabilities
Trade payables	$1,915	$2,322	$1,472
Accrued expenses and other current liabilities	1,500	1,435	1,663
Current maturities of long-term debt	-	304	203
Total current liabilities	3,415	4,061	3,338
Long-term debt	3,505	3,505	3,505
Deferred taxes	1,263	1,128	1,463
Other liabilities	718	782	691
Total Liabilities	8,901	9,476	8,997

Stockholders' Equity
Common stock(2)	111	111	111
Additional paid-in-capital	3,489	3,442	3,453
Reinvested earnings at beginning of year	1,540	922	922
SFAS 158–change in measurement date(3)	26	-	-
Adjustment to initially apply FIN 48	-	5	5
Net income	361	681	1,111
Dividends declared	(135)	(134)	(178)
Retirement of common stock	-	(320)	(320)
Reinvested earnings at end of period	1,792	1,154	1,540
Accumulated other comprehensive (loss)/income	(195)	(216)	208
Total Stockholders’ Equity	5,197	4,491	5,312

Total Liabilities and Stockholders’ Equity	$14,098	$13,967	$14,309
(1) Derived from audited financial statements.
(2) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 222 million as of November 1, 2008, November 3, 2007, and February 2, 2008.
(3) See Note 1 for a discussion of the adoption of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R).”
The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Unaudited)
($ in millions)	39 weeks ended
	Nov. 1,	Nov. 3,
	2008	2007
Cash flows from operating activities:
Net income	$361	$681
(Income) from discontinued operations	(2)	(7)
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments, PVOL and other unit closing costs	9	4
Depreciation and amortization	343	310
Net (gains) on sale of assets	(10)	(6)
Benefit plans (income)	(86)	(50)
Stock-based compensation	36	36
Tax benefits from stock-based compensation	7	12
Deferred taxes	108	3
Change in cash from:
Inventory	(830)	(1,334)
Prepaid expenses and other assets	(20)	20
Trade payables	443	956
Current income taxes payable	(95)	(304)
Accrued expenses and other	(110)	(172)
Net cash provided by operating activities	154	149

Cash flows from investing activities:
Capital expenditures	(738)	(939)
Proceeds from sale of assets	13	8
Net cash (used in) investing activities	(725)	(931)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	980
Premium on early retirement of debt	-	(9)
Payments of long-term debt, including capital leases	(203)	(635)
Common stock repurchased	-	(400)
Dividends paid, common	(134)	(173)
Proceeds from stock options exercised	4	44
Excess tax benefits from stock-based compensation	1	24
Tax withholding payments reimbursed by restricted stock	(4)	(8)
Net cash (used in) financing activities	(336)	(177)
Cash flows from discontinued operations
Operating cash flows	-	8
Investing cash flows	(1)	(25)
Financing cash flows	-	-
Total cash (paid for) discontinued operations	(1)	(17)
Net (decrease) in cash and cash equivalents	(908)	(976)
Cash and cash equivalents at beginning of year	2,532	2,803
Cash and cash equivalents at end of period	$1,624	$1,827

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

The accompanying Interim Consolidated Financial Statements are unaudited but, in the opinion of management, include all material adjustments necessary for a fair presentation and should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (2007 10-K).  The Company follows substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2007 10-K. The February 2, 2008 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2007 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassification

Certain reclassifications were made to prior year amounts to conform to the current period presentation.  None of the reclassifications affected the Company’s net income in any period.  In order to clarify and more accurately classify the amounts recorded in the balance sheet line item Receivables, income taxes receivable of $364 million, as of November 1, 2008, is shown separately on the face of the balance sheet.  The other significant component of Receivables represented end-of-period sales transactions, involving credit cards awaiting settlement early in the following period, of $105 million as of November 1, 2008 and was reclassified to Cash and cash equivalents due to its highly liquid nature.  The remaining portion of Receivables of $44 million, as of November 1, 2008, representing other current assets was reclassified to prepaid expenses and other.  To ensure conformity between the reporting periods presented, the Company also made the same reclassification to the Consolidated Balance Sheets and Consolidated Statements of Cash Flows as of November 3, 2007 and February 2, 2008 as shown in the following table:

($ in millions)	Nov. 3,	Feb. 2,
	2007	2008
Receivables – as previously reported	$716	$430
Credit card sales settlements	(167)	(61)
Other current assets	(63)	(56)
Income taxes receivable – as reclassified	$486	$313

Cash and short-term investments – as previously reported	$1,660	$2,471
Credit card sales settlements	167	61
Cash and cash equivalents – as reclassified	$1,827	$2,532

Prepaid expenses – as previously reported	$228	$209
Other current assets	63	56
Prepaid expenses and other – as reclassified	$291	$265

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Unrecognized Tax Benefits

The Company adopted the provisions of Financial Accounting Standards Board’s (FASB’s) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) at the beginning of 2007. The Company’s adoption of this standard was consistent with FASB’s Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP 48-1), that was issued in May 2007 and that provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing unrecognized tax benefits.

The total amount of unrecognized tax benefits as of February 2, 2008 was $160 million. This amount increased to a total of $201 million in unrecognized tax benefits as of November 1, 2008.  This increase is made up of $46 million based on additional amounts related to prior period tax positions taken and current period uncertain tax positions identified along with a reduction of $5 million for settlements reached with tax authorities. Included in the increased balance are $128 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than any interest or penalties incurred, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The remaining $73 million of unrecognized tax benefits, if recognized, would favorably affect the effective tax rate, and would be reduced upon settlement by $26 million related to the federal tax deduction of state taxes.

Over the next 12 months, management anticipates that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $81 million (none of which would affect the effective tax rate) because either the Company’s tax position will be sustained upon audit or the Company will agree to a disallowance.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of November 1, 2008, the Company did not have a material amount of interest accrued and had no accrued interest as of
February 2, 2008, due to the current status of the IRS audit and state net operating losses.

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

Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements,” became effective as of the beginning of 2008.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  In November 2007, the FASB issued FASB Staff Position (FSP) FAS 157-2, which provided a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities that are recorded or disclosed on a non-recurring basis. The Company elected to apply the FSP FAS 157-2 deferral of SFAS 157, and accordingly, has not applied SFAS 157 to its long-lived assets that are valued on a non-recurring basis.  On October 10, 2008, the FASB issued FASB FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in inactive markets. FSP FAS 157-3 is effective immediately and includes those periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.  See Note 3 for a discussion of the partial adoption of SFAS 157.

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

SFAS 159, "The Fair Value Option for Financial Assets and Liabilities," became effective at the beginning of 2008.  SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The Company has not elected to measure any financial assets and financial liabilities at fair value, which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no impact on the Company’s financial condition or results of operations.

Note 2 – Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the impact of restricted stock units and shares that could have been issued under outstanding stock options during the period, except when the effect would be anti-dilutive.

Income from continuing operations and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	13 weeks ended		39 weeks ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007
Earnings:
Income from continuing operations, basic and diluted	$123	$261	$359	$674
Shares:
Average common shares outstanding (basic shares)	222	222	222	223
Adjustment for assumed dilution:
Stock options and restricted stock awards	1	2	1	3
Average shares assuming dilution (diluted shares)	223	224	223	226
EPS from continuing operations:
Basic	$0.55	$1.18	$1.62	$3.02
Diluted	$0.55	$1.17	$1.61	$2.98

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would be anti-dilutive:

(shares in millions)	13 weeks ended		39 weeks ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007
Stock options and restricted awards	9	3	8	1

Note 3 – Fair Value Disclosures

The Company adopted SFAS 157 as of the beginning of 2008, as discussed in Note 1, for its investments in public real estate investment trusts (REITs), which are carried at fair value in the Company’s consolidated financial statements.  The carrying amount of cash equivalents and current liabilities approximates fair value because of their short duration.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a hierarchy for inputs used in measuring fair value, as follows:

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

The Company determined the fair value of its REITs using quoted market prices considered level 1 inputs.  The fair value of these investments reflected in other assets in the consolidated balance sheet as of November 1, 2008 is presented in the table below based on the hierarchy outlined in SFAS 157.  See Note 8 for the accumulated net unrealized gain of $55 million in REITs as of the end of the third quarter of 2008 recorded in accumulated other comprehensive income, a component of net equity.

($ in millions)	Assets at Fair Value as of Nov. 1, 2008
	Level 1	Level 2	Level 3	Total
Total REIT assets	$160	$-	$-	$160

Note 4 – Cash and Cash Equivalents

Cash and cash equivalents were $1,624 million, $1,827 million and $2,532 million as of November 1, 2008, November 3, 2007 and February 2, 2008, respectively.  All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.  Cash equivalents consist primarily of short-term U.S. Treasury money market funds and a portfolio of highly rated bank deposits and are stated at cost, which approximates fair market value due to the short-term maturity.  There are no restricted investment balances as of November 1, 2008.  Cash and cash equivalents include restricted balances of $60 million as of November 3, 2007 and $49 million as of February 2, 2008.  In prior years, restricted balances contained pledged collateral for a portion of casualty insurance program liabilities.  Cash includes credit card sale transactions that are settled early in the following period.  Refer to Note 1 for a description of the third quarter 2008 reclassification of these transactions to cash and cash equivalents.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5 – Supplemental Cash Flow Information

($ in millions)	39 weeks ended
	Nov. 1,	Nov. 3,
	2008	2007
Interest paid by continuing operations	$255	$259

Interest received by continuing operations	$32	$87

Total income taxes paid	$201	$612
Less: income taxes (received) attributable to discontinued operations	-	(16)
Income taxes paid by continuing operations	$201	$628

Note 6 – Credit Agreement

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent.

The 2005 Credit Agreement includes a requirement that the Company maintain: (i) a Leverage Ratio (as defined in the 2005 Credit Agreement) of no more than 3.0 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis and (ii) a Fixed Charge Coverage Ratio (as defined in the 2005 Credit Agreement) of at least 3.2 to 1.0 for each period of four consecutive fiscal quarters. As of November 1, 2008, the Company was in compliance with these requirements with a Leverage Ratio of 1.85 to 1.00, and a Fixed Charge Coverage Ratio of 4.80 to 1.00.

No borrowings, other than the issuance of standby and import letters of credit totaling $168 million as of November 1, 2008, have been made under the 2005 Credit Agreement.

Note 7 – Long-Term Debt

Debt Payments
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

Issuance of Debt
There were no debt issuances during the first nine months of 2008.  In the first quarter of 2007, the Company closed on its offering of $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. The Company received proceeds of $980 million from the offering, net of underwriting discounts. The net proceeds were used in 2007 and 2008 for debt payments and general corporate purposes.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8 – Comprehensive Income and Accumulated Other Comprehensive Income/(Loss)

	Accumulated Other Comprehensive Income/(Loss)
($ in millions)	Unrealized Gain/(Loss) in REITs	Net actuarial gain/(loss) and prior service credit/(cost) for pension and post- retirement plans	Total	Total Comprehensive Income
Third quarter 2008
August 2, 2008	$101	$(250)	$(149)
Net unrealized (loss) in REITs	(46)	-	(46)	$(46)
Net income	-	-	-	124
November 1, 2008	$55	$(250)	$(195)	$78

Third quarter 2007
August 4, 2007	$105	$(342)	$(237)
Net unrealized gain in REITs	21	-	21	$21
Net income	-	-	-	261
November 3, 2007	$126	$(342)	$(216)	$282

First nine months 2008
February 2, 2008	$115	(1)	$93	(2)	$208
SFAS 158 - change in measurement date	-		(343)		(343)
Adjusted balances – February 3, 2008	115		(250)		(135)
Net unrealized (loss) in REITs	(60)		-		(60)	$(60)
Net income	-		-		-	361
November 1, 2008	$55	(1)	$(250)	(2)	$(195)	$301

First nine months 2007
February 3, 2007	$166		$(342)		$(176)
Net unrealized (loss) in REITs	(40)		-		(40)	$(40)
Net income	-		-		-	681
November 3, 2007	$126	(1)	$(342)	(2)	$(216)	$641

(1) Shown net of a deferred tax liability of $30 million as of November 1, 2008, $70 million as of November 3, 2007 and $64 million as of February 2, 2008.
(2) Shown net of a deferred tax asset of $158 million as of November 1, 2008, $218 million as of November 3, 2007 and a deferred tax liability of $60 million as of February 2, 2008.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9 – Stock-Based Compensation

The Company grants stock-based awards to employees (associates) and non-employee directors under its 2005 Equity Compensation Plan (2005 Plan).  As of November 1, 2008, 9.9 million shares of stock were available for future grants.  The following table presents total stock-based compensation costs included in the Consolidated Statements of Operations.

Stock-Based Compensation Costs
($ in millions)	13 weeks ended		39 weeks ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007
Stock awards (shares and units)	$4	$2	$15	$19
Stock options	8	6	21	17
Total stock-based compensation cost	$12	$8	$36	$36

Total income tax benefit recognized in the
Consolidated Statements of Operations for
stock-based compensation arrangements	$5	$3	$14	$14

Stock Options
On March 12, 2008, the Company made its annual grant of stock options covering approximately 2.2 million shares to associates at an option price of $39.78, with a fair value of $13.90 per option.  Additionally, on July 24, 2008, the Company made a 2008 supplemental annual grant of approximately 1.3 million stock options to selected associates at an option price of $30.88, with a fair value of $9.22 per option.  The weighting of the historical component in the volatility assumption used in the determination of the fair value of the supplemental grant of stock options was increased due to historical volatility being more representative of the Company’s current business model.  Since the announcement of the sale of the Eckerd drugstore business approximately 4.5 years prior, a period that was commensurate with the expected life assumption of the Company’s stock options, historical volatility no longer reflected the volatility associated with the Eckerd drugstore business.

The following table summarizes stock options outstanding as of November 1, 2008, as well as activity during the 39 weeks then ended:

(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at February 2, 2008	8,233	$50
Granted	3,500	36
Exercised	(154)	28
Forfeited or expired	(681)	64
Outstanding at November 1, 2008	10,898	45

Exercisable at November 1, 2008	6,181	44

As of November 1, 2008, there was $49 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.1 years.

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

In addition to the annual associate grant, the Company granted approximately 98,000 restricted stock units consisting of ad-hoc awards to associates and dividend equivalents on outstanding awards during the first nine months of 2008.  Approximately 30,000 restricted stock unit awards were granted to non-employee members of the Board during the first nine months of 2008.

In addition to the vesting of individual restricted stock awards during the first nine months of 2008, one-third, or approximately 238,000 of the Company’s earned 2006 performance units vested in March 2008.  These units were granted on March 22, 2006.  The final one-third of this award will vest in the first quarter of 2009.

Performance-based restricted stock unit awards issued March 14, 2007 were cancelled in 2007 as a result of the 0% payout based on the measurement of 2007 EPS results.

The following table summarizes the non-vested stock awards (shares and units) as of November 1, 2008 and activity during the first nine months then ended:

(awards in thousands)	Non-Vested	Weighted- Average Grant
	Stock Awards	Date Fair Value
Non-vested at February 2, 2008	894	$58
Granted	896	40
Vested	(378)	57
Forfeited	(53)	47
Non-vested at November 1, 2008	1,359	54

As of November 1, 2008, there was $25 million of unrecognized compensation expense related to unearned associate stock awards which will be recognized over the remaining weighted-average vesting period of approximately 1.3 years.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Common Stock Outstanding
During the first nine months of 2008 and 2007, the number of outstanding shares of common stock changed as follows:

	39 weeks ended
(shares in millions)	Nov. 1,	Nov. 3,
	2008	2007
Shares outstanding at beginning of year	221.7	225.5
Exercise of stock options	0.2	1.1
Vesting of restricted stock units and other	0.3	0.3
Shares terminated for tax withholding	(0.1)	(0.1)
Shares repurchased	-	(5.1)
Shares outstanding at end of period	222.1	221.7

Note 10 – Retirement Benefit Plans

The Company’s retirement benefit plans consist of a non-contributory qualified defined benefit pension plan (primary pension plan), and non-qualified plans consisting of a non-contributory supplemental retirement plan and deferred compensation plan for certain management associates, a 1997 voluntary early retirement program, a contributory medical and dental plan and a 401(k) and employee stock ownership plan. These plans are discussed in more detail in the Company’s 2007 10-K. Associates hired or rehired on or after January 1, 2002 are not eligible for retiree medical or dental coverage. Associates hired or rehired on or after January 1, 2007 are not eligible to participate in the primary pension plan.

Changes to the funded status of the Company’s primary pension plan are reflected in the prepaid pension asset on the balance sheet.  The following table details the changes to prepaid pension.

($ in millions)	SFAS 158 Funded Status Adjustments	Measurement Date Change Transition Adjustment	Current Period Pension Accrual	Total
Balance as of November 3, 2007				$1,308
2007 Fourth quarter changes	$697	$-	$25	722
Balance as of February 2, 2008				2,030
2008 October year-to-date changes	(561)	47	99	(415)
Balance as of November 1, 2008				$1,615

The increase to prepaid pension during the fourth quarter of 2007 was attributable to an improvement in the funded status of the plan reflecting strong capital market returns on plan assets.  The decline during the first nine months of 2008 reflects a change in the measurement date from October 31, 2007 to February 2, 2008 as required by SFAS 158, at which time the funded status had declined due to negative capital market returns.  Refer to Management’s Discussion and Analysis on page 23 for further information about the qualified pension plan funded status as of November 1, 2008.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Net Periodic Benefit (Income)/ Expense
The components of net periodic benefit (income)/expense for the qualified and nonqualified pension plans and the postretirement plans for the 13 weeks ended November 1, 2008 and November 3, 2007 are as follows:

	Pension Plans
	Qualified		Supplemental (Nonqualified)		Postretirement Plan
($ in millions)	13 weeks ended		13 weeks ended		13 weeks ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007	2008	2007
Service cost	$22	$23	$1	$1	$-	$-
Interest cost	59	55	5	6	-	-
Expected return on plan assets	(114)	(105)	-	-	-	-
Net amortization	-	2	5	5	(6)	(7)
Net periodic benefit (income)/expense	$(33)	$(25)	$11	$12	$(6)	$(7)

The components of net periodic benefit (income)/expense for the qualified and nonqualified pension plans and the postretirement plans for the 39 weeks ended November 1, 2008 and November 3, 2007 are as follows:

	Pension Plans
	Qualified		Supplemental (Nonqualified)		Postretirement Plan
($ in millions)	39 weeks ended		39 weeks ended		39 weeks ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007	2008	2007
Service cost	$66	$70	$3	$3	$-	$-
Interest cost	177	164	15	17	-	1
Expected return on plan assets	(342)	(312)	-	-	-	-
Net amortization	-	5	15	18	(18)	(23)
Net periodic benefit (income)/expense	$(99)	$(73)	$33	$38	$(18)	$(22)

Employer Contributions
The Company’s policy with respect to funding the primary pension plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974, as amended (ERISA), and not more than the maximum amount deductible for tax purposes. The Company will not be required to make a mandatory contribution under ERISA in 2008 or 2009. The Company did not make a discretionary contribution in 2007 or during the first nine months of 2008.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11 – Real Estate and Other (Income)/Expense

($ in millions)	13 weeks ended		39 weeks ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007
Real estate activities	$(9)	$(10)	$(29)	$(29)
Net gains on sale of real estate	(10)	-	(10)	(6)
Other	1	1	3	4
Total	$(18)	$(9)	$(36)	$(31)

Real estate and other consists primarily of ongoing operating income from the Company’s real estate subsidiaries and net gains/losses on sale of real estate properties.  The third quarter of 2008 net gain of $10 million was a result of the sale of non-operating real estate properties.

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

As of November 1, 2008, the Company estimated its total potential environmental liabilities to range from $34 million to $46 million and recorded management’s best estimate of $39 million in the Consolidated Balance Sheet as of that date ($2 million in accrued expenses and other current liabilities and $37 million in other liabilities). This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving the Company’s former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of Company facilities. Management continues to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated.  If the Company were to incur losses at the upper end of the estimated range, management does not believe that such losses would have a material effect on the Company’s financial condition, results of operations or liquidity.

As of November 1, 2008, JCP had guarantees totaling $24 million, which are described in detail in the 2007 10-K. These guarantees consist of: $3 million related to investments in a real estate investment trust; $20 million maximum exposure on insurance reserves established by a former subsidiary included in the sale of the Company’s Direct Marketing Services business; and $1 million for certain personal property leases assumed by the purchasers of the Company’s Eckerd drugstore operations, which were previously reported as operating leases.

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

Key Items

▪
The difficult economic environment impacting consumers continued to deteriorate in the third quarter of 2008 reflecting  a pronounced slowdown in consumer spending levels.  Tightening credit availability, the downturn of the housing and real estate market, rising unemployment and volatility in the financial markets are weighing heavily on the consumer. Consequently, consumer confidence is at record lows.  The Company’s sales have been impacted by lower consumer spending and declining mall traffic.  However, despite the challenging environment, the Company continued to focus on managing inventory and controlling expenses.  In addition, the Company executed initiatives to deliver a great experience for customers – through newness in merchandise, effective pricing, enhanced customer service and convenience of shopping in stores, catalog and jcp.com.

▪
Comparable store inventory decreased approximately 9% as of the end of the third quarter of 2008 compared with last year’s third quarter as a result of the Company’s significant actions to lower merchandise receipts and increased clearance activity.  Merchandise inventory at the end of the third quarter of 2008 was in alignment with sales trends expected for the remainder of the year.

▪
SG&A expenses decreased $50 million, or 3.7% in the third quarter of 2008 as compared to the third quarter of 2007, despite the incremental expenses associated with 26 new stores, net of closing and relocations, opened since the third quarter of 2007, but was not leveraged as a percent of sales.  SG&A expenses for the third quarter of 2008 were well managed across the organization without compromising the customer experience.

▪
The Company has completed its 2008 new store plan to open 35 new and relocated stores.  Net of relocations and store closings, gross selling space increased 2.8% in the first nine months of 2008.  In the third quarter of 2008, the Company opened 12 new and relocated stores, including 11 in the off-mall format.  Additional information on the change in store count and gross selling space is located on page 17.  The Company also opened 10 new Sephora inside JCPenney locations during the third quarter of 2008, which brought the total to 91 locations.   Sephora inside JCPenney brings an industry-leading beauty concept to JCPenney customers and continues to be one of the strongest areas of the Company’s business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Results of Operations

The third quarter of 2008 marked the fifth consecutive quarter in which the Company’s results of operations have been impacted by the weakened economic environment.  With the challenging economic conditions expected to persist into 2009, the Company continues to execute its Bridge Plan, which is more fully described on page 23.  The Company’s Bridge Plan strategies capitalize on opportunities to maintain and build market share during this current economic environment and when conditions improve in the future.  Specifically, the Company continues to control expenses, manage inventory in alignment with expected sales trends and maintain financial strength.

($ in millions)	13 weeks ended		39 weeks ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007

Total net sales	$4,318	$4,729	$12,727	$13,470
Gross margin	1,664	1,879	4,920	5,360
Operating expenses:
Selling, general and administrative (SG&A)	1,298	1,348	3,841	3,882
Depreciation and amortization	118	110	343	310
Pre-opening	11	19	26	40
Real estate and other (income), net	(18)	(9)	(36)	(31)
Total operating expenses	1,409	1,468	4,174	4,201
Operating income	255	411	746	1,159
Net interest expense	56	41	164	110
Bond premiums and unamortized costs	---	--	---	12
Income from continuing operations before income taxes	199	370	582	1,037
Income tax expense	76	109	223	363
Income from continuing operations	$123	$261	$359	$674

Diluted EPS from continuing operations	$0.55	$1.17	$1.61	$2.98

Ratios as a percent of sales:
Gross margin	38.5%	39.7%	38.7%	39.8%
SG&A	30.1%	28.5%	30.2%	28.8%
Total operating expenses	32.6%	31.0%	32.8%	31.2%
Operating income	5.9%	8.7%	5.9%	8.6%

Operating Performance Summary

For the third quarter of 2008, the Company reported income from continuing operations of $123 million, or $0.55 per share, compared with $261 million, or $1.17 per share, for the same 2007 period.  Operating income decreased $156 million to $255 million, or 5.9% of sales, for the third quarter of 2008, compared with $411 million, or 8.7% of sales, in last year’s third quarter, reflecting a decrease of $215 million in gross margin partially offset by a decrease in total operating expenses of $59 million.  Operating income reflected a decline in sales as a result of reduced mall traffic and severely restrained spending patterns on the part of customers.  During the third quarter of 2008, the Company reduced SG&A expenses on a dollar basis and continued to reduce inventory levels to align with expected sales demand.  For the third quarter and first nine months of 2008, real estate and other included a $10 million, or $0.02 per share, gain on the sale of non-operating real estate.  Results for the third quarter and first nine months of 2007 included income tax credits of $32 million and $35 million respectively, or $0.14 and $0.15 per share, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

For the first nine months of 2008, income from continuing operations was $359 million, or $1.61 per share, compared with $674 million, or $2.98 per share, for the comparable period in 2007.  Operating income was $746 million for the first nine months of 2008 compared with $1,159 million for the same period last year.

Store Growth

The following table compares the number of JCPenney department stores and gross selling space for third quarter and the first nine months of 2008 and 2007:
	13 weeks ended		39 weeks ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007
Number of JCPenney department stores
Beginning of period	1,083	1,048	1,067	1,033

Stores opened	12	28	35	50
Closed stores(1)	(2)	(9)	(9)	(16)

End of period store count	1,093	1,067	1,093	1,067
(1) Includes relocations of 1, 8, 7 and 15 stores, respectively.

Gross selling space
(square feet in millions)
Beginning of period	109	105	107	103

Stores opened	1	3	3	5
Closed stores	-	(1)	-	(1)

End of period gross selling space	110	107	110	107

Total Net Sales
($ in millions)	13 weeks ended		39 weeks ended
	Nov. 1,	Nov. 3,	Nov. 1,	Nov. 3,
	2008	2007	2008	2007
Total net sales	$4,318	$4,729	$12,727	$13,470
Sales percent (decrease)/increase:
Total net sales	(8.7)%	(1.1)%	(5.5)%	1.7%
Comparable store sales(1)	(10.1)%	(2.4)%	(7.3)%	1.2%

(1)
Comparable store sales include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months.  Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations. Beginning in 2008, the Company changed its sales reporting to include online sales, through jcp.com, in comparable store sales. Comparable store sales percent change presented in the table above have been reclassified for all periods presented to include jcp.com sales.

Total net sales decreased $411 million, or 8.7%, to $4,318 million in the third quarter of 2008 from $4,729 million in the third quarter of 2007.  Total department store results reflect sales of 26 new stores, net of closings and relocations, opened subsequent to last year’s third quarter.  In the third quarter of 2008, comparable store sales decreased 10.1% compared with a 2.4% decrease in last year’s third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

As a result of the pronounced slowdown in consumer spending during the third quarter of 2008, mall traffic continued the downward trend compared to last year.  Mall traffic was down mid single digits overall and the Company experienced moderately better traffic trends than mall stores.  JCPenney off-mall traffic was also down compared to last year, but continues to have stronger traffic trends than mall stores.  Consistent with the difficult retail environment and severely restricted consumer spending, the number of transactions and number of units sold declined for the quarter.

Although consumer spending declined over the quarter, the Company continues its leadership position in apparel with women’s and children’s apparel and family shoes being the best performing divisions.  By contrast, and consistent with both the Company’s recent results and those of the industry, fine jewelry and home divisions were the weakest businesses.  For the third quarter, jcp.com sales decreased 0.3%, compared to an 11.8% increase in last year’s third quarter, mostly as a result of home merchandise lines, which comprise a significantly larger portion of catalog and online sales than in stores.

The Company’s private brands, including exclusive brands found only at JCPenney, increased to 53% of total merchandise sales for the third quarter of 2008 from 50% in last year’s third quarter. From a regional perspective the best performances were in the northeast and central regions, while consistent with areas where the impact from declining home values has been the greatest, the southeast and southwest regions were the softest.

The initiatives for Back-to-School included private brand and designer exclusive offerings that delivered newness, excitement and convenience for the customer at a time when the customer is more discriminating.  Private label launches included Decree®, Xersion™, White Tag™, Dorm Life™, Linden Street™ and designer exclusive launches included Fabulosity™ and LeTigre™.  The Company was pleased with customer response to the new brand launches in the third quarter of 2008.

During the third quarter of 2008, the Company opened 10 Sephora inside JCPenney locations.  Sephora inside JCPenney continues to report strong results and the Company plans to grow the number of locations by an additional 64 in 2009.  At the end of the third quarter, Sephora inside JCPenney locations totaled 91 compared with 47 at the end of the third quarter of 2007.

For the first nine months of 2008, total net sales decreased $743 million, or 5.5%, to $12,727 million compared to $13,470 million in the first nine months of 2007. Comparable store sales decreased 7.3% in the first nine months of 2008 compared to a 1.2% increase in last year’s first nine months.  Internet sales increased 4.5% for the first nine months of 2008 on top of a 15.4% increase in last year’s first nine months.

Merchandise Initiatives
The Company continues to offer new brands to provide compelling merchandise with the combination of style, quality and smart prices that customers desire.  Early in October 2008, the Company announced the spring 2009 launch of I “Heart” Ronson™, a complete women’s fashion sportswear line designed by Charlotte Ronson, an innovator in the fashion industry, to be sold exclusively at JCPenney.

Also exclusive for JCPenney, the Company announced in mid-October, the launch of Allen B.®, a complete women’s fashion sportswear and dress collection by Allen B. Schwartz, a designer with talent in bringing the latest trends to market in record time.  I “Heart” Ronson and Allen B. are exciting additions to the growing portfolio of exclusive designer brands, which continue to offer customers coveted designer brands at smart prices.

Late in October 2008, the Company announced the significant enhancement of the longstanding and highly successful career brands Worthington® for women and Stafford® for men, to retain longtime customers and to attract new shoppers.  The Company updated the private brands with new categories, fits and fabrics that overlap seasons.  The expansion of Stafford and Worthington is complemented with a new in-store visual presentation that highlights the additions to each brand, along with mannequins showcasing head-to-toe looks to assist customers in bringing pieces together in a fashionable way.  JCPenney’s website, jcp.com, showcases the additions to each brand, along with a variety of Worthington and Stafford ‘Solutions’ pages offering tips and ideas, as well as customer reviews.  Direct mail and online marketing will further support the expanded collections.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Building on last year’s success, Red Box Gifts will once again be offered as a collection of 60 of the best and brightest gifts featuring unique items - such as a 2 gigabyte mp3 player, Sharper Image digital photo keychain, pet’s view camera and the My Sports Gaming System, a 5-in-1 interactive sports game system with wireless remote controls that respond to your movement.

Marketing Initiatives
On November 14, 2008, the Company announced the launch of a powerful, integrated marketing campaign that highlights its affordable gift assortment and invites customers to celebrate the joy of giving this holiday season.  The Company will target the most effective advertising media such as TV as well as non-traditional media elements, such as in cinema ads and mobile phone marketing, emails, web search and targeted direct mail and catalog.  The message will be coordinated across all lines of the business, stores and Direct, with consistent offerings to provide a seamless shopping experience for customers.

Customer Service Initiatives
During 2008, store associates participated in CustomerFIRST, a training program focused on delivering extraordinary customer service and which empowers associates to exceed customers’ expectations when they shop at JCPenney.  Results of the CustomerFIRST program have been positive.  Based on consumer research, customers rank JCPenney number one when asked about customer service, sales associate availability and whether they are treated with respect by sales associates.

In August 2008, the Company launched JCP Rewards, a loyalty reward program that enables customers to earn points and receive members-only benefits by shopping with JCPenney.

As part of the 2008 Red Box Gifts program, dedicated associates – selected based on their excellence in customer service and trained in JCPenney’s gift program – will be on hand to assist store customers in finding that special gift.

Gross Margin
Gross margin for the third quarter of 2008 declined by $215 million to $1,664 million compared to $1,879 million in the third quarter of 2007 as a result of higher markdowns from increased clearance activity in response to softer sales and to achieve desired inventory levels.  Gross margin as a percent of sales was 38.5% in this year’s third quarter, a decline of 120 basis points compared to 39.7% in the same period last year.  Through the first nine months of 2008, gross margin decreased 110 basis points to 38.7% of sales, or $4,920 million, compared with 39.8% of sales, or $5,360 million, for the comparable 2007 period.

SG&A Expenses
SG&A expenses were well managed across the entire organization in the third quarter of 2008, decreasing to $1,298 million, compared to $1,348 million for the third quarter of 2007.  The Company achieved SG&A expense decrease of $50 million, or 3.7%, despite the addition of 26 net new stores since last year’s third quarter.  The rollout of the workforce management tool provided a positive impact on associate productivity as well as store payroll expense.  SG&A experienced some de-leveraging resulting from the sales decline and, as a percent of sales, increased approximately 160 basis points to 30.1% versus 28.5% in last year’s third quarter. SG&A expense has been well controlled throughout the first nine months of 2008, with a decrease of $41 million, to $3,841 million compared to $3,882 million in last year’s first nine months.

Depreciation and Amortization Expenses
Depreciation and amortization expenses in the third quarter of 2008 increased to $118 million from $110 million for the same 2007 period reflecting new store openings and store renovations. Depreciation and amortization expenses increased to $343 million, for the first nine months of 2008, compared with $310 million for the same 2007 period.

Pre-Opening Expenses
Pre-opening expenses include costs such as advertising, hiring and training new associates, processing and stocking initial merchandise inventory and rental costs.  Pre-opening expenses were $11 million for the third quarter of 2008 and $19 million for the comparable 2007 period and in line with the decreased number of store openings as planned for 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Through the first nine months of 2008 and 2007, pre-opening expenses were $26 million and $40 million, respectively.  The Company opened 12 stores during the third quarter of 2008 and 28 stores during the third quarter of 2007, which increased the year-to-date total of new stores to 35 and 50 for 2008 and 2007, respectively.

Real Estate and Other (Income)/Expense
Real estate and other consists primarily of ongoing operating income from the Company's real estate subsidiaries.  Real estate and other was a net credit of $18 million and $9 million in the third quarters of 2008 and 2007, respectively.  In addition to ongoing operating income from real estate subsidiaries, the third quarter of 2008 included net gains of $10 million from the sale of non-operating real estate properties.  For the first nine months of 2008 and 2007, Real estate and other was a net credit of $36 million and $31 million, respectively.

Net Interest Expense
Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents.  Net interest expense was $56 million for the third quarter of 2008 compared with $41 million for the third quarter of 2007.  The increase in net interest expense was due primarily to a decrease in the weighted-average annual interest rate earned on short-term investment balances to 2.04% in the third quarter of 2008 from 5.25% in the third quarter of 2007, combined with a decrease in average outstanding short-term investments. Net interest expense was $164 million for the first nine months of 2008 compared with $110 million for the first nine months of 2007.

Income Taxes
The Company’s effective income tax rate for the third quarter of 2008 was 38.2%, compared with 29.5% in the same period last year.  The tax rate for the third quarter of 2007 was favorably impacted by a $32 million credit primarily from the favorable settlement of a federal income tax audit.  The Company’s effective income tax rate for continuing operations for the first nine months of 2008 was 38.3% compared with 35.0% for the first nine months of 2007.

Discontinued Operations
Discontinued operations reflected net credits of $1 million and $2 million, or $0.01 per share, for the third quarter and first nine months of 2008 and net credits of $7 million, or $0.03 per share, for the first nine months of 2007, and were related primarily to management’s ongoing review and true-up of reserves related to previously discontinued operations.

Net Income
Net income, including the effects of discontinued operations was $124 million, or $0.56 per share, for the third quarter of 2008 compared with $261 million, or $1.17 per share, for the same period in 2007.  For the first nine months of 2008, net income was $361 million, or $1.62 per share, compared with $681 million, or $3.01 per share, for the first nine months of 2007.

Reclassifications

Certain balance sheet reclassifications were made to prior year amounts to conform to the current period presentation, none of which affected the Company’s net income in any period.  In prior periods, the balance sheet line item labeled Receivables consisted primarily of income taxes receivable and end-of-period sales transactions involving credit cards awaiting settlement.   In order to clarify and more accurately classify these amounts, income taxes receivable of $364 million, as of November 1, 2008, is shown separately on the face of the balance sheet and credit card sales settlements of $105 million as of November 1, 2008 was reclassified to Cash and cash equivalents due to its highly liquid nature.  The remaining portion of Receivables of $44 million, as of November 1, 2008, representing other current assets was reclassified to Prepaid expenses and other.  To ensure conformity between the reporting periods presented, the Company also made the appropriate reclassifications to the Consolidated Balance Sheets and Consolidated Statements of Cash Flows as of November 3, 2007 and February 2, 2008 as disclosed in Note 1 to the unaudited Interim Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Liquidity and Capital Resources

The Company ended the third quarter of 2008 with approximately $1.6 billion in cash and cash equivalents, which represented approximately 46% of the $3.5 billion of outstanding long-term debt.  As of November 1, 2008, the Company had no current maturities of long-term debt.

In April 2007, the Company closed on its offering of $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. The Company received proceeds of $980 million from the offering, net of underwriting discounts.  A portion of the net proceeds was used for the June 1, 2007 early redemption of the remaining $303 million of JCP’s 8.125% Debentures Due 2027.  The remaining balance was used for general corporate purposes, including the December 15, 2007 payment at maturity of $100 million of JCP’s 6.5% Medium-Term Notes Due 2007 and the August 15, 2008 payment at maturity of $200 million outstanding principal amount of JCP’s 7.375% Notes Due 2008.

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. As of November 1, 2008, the Company was in compliance with the financial covenants under the 2005 Credit Agreement. No borrowings, other than the issuance of standby and import letters of credit totaling $168 million as of the end of the third quarter of 2008, have been made under the 2005 Credit Agreement. See Note 6 to the unaudited Interim Consolidated Financial Statements for further discussion of the 2005 Credit Agreement.

Cash Flows
The following is a summary of the Company’s cash flows from operating, investing and financing activities for both continuing and discontinued operations:
	39 weeks ended
($ in millions)	Nov. 1,	Nov. 3,
	2008	2007
Net cash provided by/(used in):
Continuing operations:
Operating activities	$154	$149
Investing activities	(725)	(931)
Financing activities	(336)	(177)
Discontinued operations:
Operating activities	-	8
Investing activities	(1)	(25)
Financing activities	-	-
Net (decrease) in cash and cash equivalents	$(908)	$(976)

Cash Flow from Operating Activities - Continuing Operations
Cash flow from operating activities improved just slightly year-over-year and was positively impacted by lower income tax payments, as well as a decline in Accrued expenses and other, principally resulting from decreases in certain payroll related payments, primarily incentive compensation and the Company’s discretionary contribution to its 401(k) and employee stock ownership plan.  These increases in cash flow were offset largely by lower net income.

Cash Flow from Investing Activities - Continuing Operations
Capital expenditures were $738 million for the first nine months of 2008, compared with $939 million for the first nine months of 2007. Capital spending was principally for new stores, store renewals and modernizations.  The reduction in spending is consistent with the Company’s 2008 capital expenditure plan to open 35 new stores, all of which were opened in the first nine months of 2008.  During the first nine months of 2007, the Company opened 50 new stores.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Cash Flow from Financing Activities - Continuing Operations
There were no issuances of new debt during the first nine months of 2008.  For the first nine months of 2008, cash payments on long-term debt, including capital leases totaled $203 million, primarily consisting of the August 2008 payment at maturity of $200 million outstanding principal amount of JCP’s 7.375% Notes Due 2008.

During the first nine months of 2007, the Company received proceeds of $980 million, net of underwriting discounts, from the issuance of $1.0 billion aggregate principal amount of new senior unsecured notes. For the first nine months of 2007, cash payments on long-term debt, including capital leases, totaled $635 million, primarily consisting of the early redemption of $303 million outstanding principal amount of JCP’s 8.125% Debentures Due 2027 in June 2007 and the payment at maturity of $325 million outstanding principal amount of JCP’s 7.60% Notes Due 2007 in the first quarter of 2007.

As authorized by the Board, the Company paid quarterly dividends of $134 million for the first nine months of 2008 and $173 million for the first nine months of 2007.   The year-over-year variance for dividends paid is the result of the Company’s fiscal calendars.  The November 1, 2007 quarterly dividend of $43 million was paid in the third quarter of 2007, while the November 1, 2008 quarterly dividend of $44 million was paid on November 3, 2008, which falls in the fourth quarter of 2008, on the first business day following the Saturday, November 1st dividend date.

Net proceeds from the exercise of stock options were $4 million for the first nine months of 2008 compared with $44 million for the first nine months of 2007.

During the first nine months of 2007, the Company repurchased 5.1 million shares of common stock for $400 million.

For the remainder of 2008, management believes that cash flow generated from operations, combined with existing cash and cash equivalents will be adequate to fund capital expenditures, working capital, and dividend payments; therefore, no external financing will be required.  Management believes that the Company’s financial position will continue to provide the financial flexibility to support its strategic plan.  In November 2008, both Standard & Poor’s Ratings Services and Fitch Ratings revised their outlook for the Company from stable to negative.  The outlook revisions reflect the current challenging operating environment which has resulted in the acceleration of comp store sales declines. Concurrently, Standard and Poor’s Rating Service affirmed the Company’s long-term debt rating at BBB- and Fitch Ratings affirmed the Company’s long-term debt rating at BBB.

The Company’s cash flows may be impacted by many factors, including the effects of the current economic environment and consumer confidence and competitive conditions in the retail industry.  Based on the nature of the Company's business, management considers the above factors to be normal business risks.

Aggregate information about the Company’s obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2007 10-K.  Reflective of the Company’s actions to reduce merchandise receipts in line with expected sales trends, purchase order obligations at the end of the third quarter of 2008 were approximately 10% lower than at the end of the third quarter of 2007, while up slightly compared to year-end 2007 as a result of seasonal build up of merchandise inventory for the holiday period.  Additionally, in conjunction with the Company’s 2007 adoption of Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,"  unrecognized tax benefits increased to $201 million as of November 1, 2008 as compared to $160 million at February 2, 2008.  The increase is primarily related to changes made for tax positions related to prior and current periods.  See Note 1 to the unaudited Interim Consolidated Financial Statements for more details.

Merchandise Inventory

Merchandise inventory decreased 5.6% to $4,471 million at the end of the third quarter of 2008 compared to $4,734 million at the end of the third quarter of 2007.  In response to the soft selling environment, merchandise was managed down to desirable levels by reducing receipts and taking effective clearance actions.  Management believes that the inventory level at the end of the third quarter is appropriately balanced and reflects expected sales trends.  On a comparable store basis, inventory decreased approximately 9% as compared to last year.  Merchandise inventory was $3,641 million at February 2, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Bridge Plan

The Bridge Plan, which was first announced at the Company’s April 2008 analyst meeting, is designed to enable the Company to effectively navigate through the current challenging retail environment, while working to improve both the Company’s competitive positioning and market share. On November 14, 2008, the Company announced updated Bridge Plan targets for 2009, including a further reduction in capital expenditures to approximately $600 million, versus $1 billion planned for 2008. This reflects plans to open 17 new or relocated stores in 2009, down from 35 new or relocated stores that opened in 2008. The Company has also reduced its store renovation plans to 10-15 stores in 2009, down from the 21 renovations completed in 2008. Management continues to focus on aligning inventory levels with expected sales trends and carefully managing operating expenses. Management is taking these additional steps under the Company’s Bridge Plan to effectively support key merchandise and marketing initiatives with the goal of maintaining a strong financial position.

Accounting for Stock-Based Compensation

As of November 1, 2008, unrecognized compensation expense for unearned associate stock awards totaled $25 million, which will be recognized over the remaining weighted-average vesting period of approximately 1.3 years. Additionally, there was $49 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.1 years.  There were no significant changes to stock-based compensation during the third quarter or first nine months of 2008 as compared to the respective 2007 periods.   See Note 9 to the unaudited Interim Consolidated Financial Statements for more details regarding the Company’s stock-based compensation.

Qualified Pension Plan Expense Outlook

Periodic pension expense is comprised of four main components – benefit cost, projected return on assets, interest cost and amortization.  Two of the four components (projected return on assets and interest cost) are subject to the impact of market conditions when measured at the annual valuation on the Company’s measurement date of January 31st.  Differences in actual asset returns and interest rate levels from assumptions set as of the beginning of the year result in unrealized losses or gains that are then subject to amortization in future periods.  Decreases in capital market returns reduce pension assets and increases in interest rates reduce the present value of the pension liability.  The recent capital market decline has significantly reduced the fair value of pension assets.  However, partially offsetting this impact is the increase in interest rates, as measured by current corporate bond yields.

Accounting guidance applicable to pension plans as contained in SFAS 87, “Employers Accounting for Pensions,” does not require immediate recognition through the income statement of the current year effects of unrecognized losses.  However, such losses that exceed a predefined threshold (i.e., the 10% corridor in SFAS 87) are required to be recognized in the income statement ratably over the average remaining service period.  These amortizations continue as long as the unrecognized loss position continues at similar levels, and are reduced if and when such losses are reversed by subsequent experience gains.

If the capital market decline persists and the current interest rate environment continues through the measurement date, it is likely that a significant net unrecognized loss would occur.  For example, assuming the measurement date coincided with the end of the third quarter, November 1, 2008, pension plan assets were approximately $4.0 billion and the pension plan liability was approximately $3.6 billion resulting in a positive funded status of approximately $400 million.  This compares to a positive funded status of $1.6 billion, expected as of the end of the third quarter, based on previous assumptions.  The resulting net unrecognized loss of approximately $1.2 billion would be added to the existing balance of net unrecognized loss of $0.4 billion bringing the total unrecognized losses to $1.6 billion, pre-tax, or approximately $1 billion, net of tax.  In accordance with SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the unrecognized net loss balance would be included on the balance sheet in accumulated other comprehensive income as a reduction to equity.  At this level, the net unrecognized loss exceeds the corridor identified in SFAS 87 by $1.2 billion; therefore, beginning in 2009, the amortization of the unrecognized loss would be recognized through pension expense in the income statement as a non-cash charge at approximately $200 million per year over the average remaining service period of seven years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

On an overall basis, the net effects of lower pension plan assets and the lower liability would result in a 2009 pension expense of approximately $180 million, versus $133 million pension income in 2008.  This swing from income to expense would result in an unfavorable impact to 2009 EPS of approximately $0.87 per share.  From an ERISA funding standpoint, as amended by the Pension Protection Act (PPA), the Company will not be required to make a mandatory cash contribution in 2008 or 2009.

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

There were no changes in the Company’s critical accounting policies during the first nine months of 2008.

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

Seasonality

The results of operations and cash flows for the 13 weeks and 39 weeks ended November 1, 2008 are not necessarily indicative of the results for the entire year. The Company’s annual earnings depend to a great extent on the results of operations for the last quarter of its fiscal year when a significant portion of the Company’s sales and profits are recorded.

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

Risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer spending patterns, credit availability and debt levels, the cost of goods, trade restrictions, changes in tariff, freight, paper and postal rates, changes in the cost of fuel and other energy and transportation costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, risks associated with war, an act of terrorism or pandemic, and a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information.

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

For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, in the Company’s 2007 10-K and subsequent filings. The Company intends the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and does not undertake to update or revise these projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks in the normal course of business due to changes in interest rates. The Company’s market risks related to interest rates at November 1, 2008 are similar to those disclosed in the 2007 10-K.

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

There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended November 1, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors.

In addition to the risk factors previously disclosed in Part I, Item 1A of the 2007 Form 10-K, the Company has identified the following new risk factor:

Significant changes in discount rates, actual investment return on pension assets, and other factors could affect the Company’s earnings, equity, and pension contributions in future periods.

The Company’s earnings may be positively or negatively impacted by the amount of income or expense recorded for its qualified pension plan.  Generally accepted accounting principles in the United States of America (GAAP) require that income or expense for the plan be calculated at the annual measurement date using actuarial assumptions and calculations.  These calculations reflect certain assumptions, the most significant of which relate to the capital markets, interest rates and other economic conditions.  Changes in key economic indicators can change the assumptions.  The most significant assumptions used to estimate pension income or expense for the year are the expected long-term rate of return on plan assets and the interest rate. These assumptions, along with the actual value of assets at the measurement date, will drive the pension income or expense for the year. In addition, at the measurement date, the Company must also reflect the funded status of the plan (assets and liabilities) on the balance sheet, which may result in a significant change to equity through a reduction or increase to Other Comprehensive Income.  Although GAAP expense and pension contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash the Company would contribute to the pension plan.  Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve a plan’s funded status.

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

Date: December 10, 2008