Form 10-K
period 2009-01-31
J C PENNEY CO INC
filed 2009-03-31
CIK 1166126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 2, 2008). $6,693,199,575

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

222,258,048 shares of Common Stock of 50 cents par value, as of March 16, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2009 Proxy Statement	Part III

i

PART I

Item 1.    Business.

Business Overview

J. C. Penney Company, Inc. is a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and J. C. Penney Company, Inc. was incorporated in Delaware in 2002, when the holding company structure was implemented. The new holding company assumed the name J. C. Penney Company, Inc. (Company). The holding company has no independent assets or operations, and no direct subsidiaries other than JCP. Common stock of the Company is publicly traded under the symbol “JCP” on the New York Stock Exchange. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee by the Company of certain of JCP’s outstanding debt securities is full and unconditional. The holding company and its consolidated subsidiaries, including JCP, are collectively referred to in this Annual Report on Form 10-K as “we”, “us”, “our”, “ourselves”, “Company” or “JCPenney.”

Since our founding by James Cash Penney in 1902, we have grown to be a major retailer, operating 1,093 JCPenney department stores in 49 states and Puerto Rico as of January 31, 2009. Our business consists of selling merchandise and services to consumers through our department stores and Direct (Internet/catalog) channels. Department stores and Direct generally serve the same type of customers and provide virtually the same mix of merchandise, and department stores accept returns from sales made in stores, via the Internet and through catalogs. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney and home furnishings. In addition, the department stores provide our customers with services such as styling salon, optical, portrait photography and custom decorating. See Total Net Sales Mix on page 18 for sales by category.

A five-year summary of certain financial and operational information regarding our continuing operations can be found in Part II, Item 6, Selected Financial Data, of this Annual Report on Form 10-K. For a discussion of our ongoing merchandise initiatives, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Competition and Seasonality

The business of marketing merchandise and services is highly competitive. We are one of the largest department store, catalog and e-commerce retailers in the United States, and we have numerous competitors, as further described in Item 1A, Risk Factors. Many factors enter into the competition for the consumer’s patronage, including price, quality, style, service, product mix, convenience and credit availability. Our annual earnings depend to a great extent on the results of operations for the last quarter of the fiscal year, which includes the holiday season, when a significant portion of our sales and profits are recorded.

Trademarks

The JCPenney, Every Day Matters, Okie Dokie, Worthington, east5th, a.n.a, St. John’s Bay, The Original Arizona Jean Company, Ambrielle, Decree, Linden Street, Stafford, J. Ferrar, JCPenney Home Collection and Studio by JCPenney Home Collection trademarks, as well as certain other trademarks, have been registered, or are the subject of pending trademark applications with the United

States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We consider our marks and the accompanying name recognition to be valuable to our business. For further discussion of our private brands, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Web Site Availability

We maintain an Internet Web site at www.jcpenney.net and make available free of charge through this Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments to those reports, as soon as reasonably practicable after the materials are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the Web site also provides press releases, an investor update package, access to webcasts of management presentations and other materials useful in evaluating our Company.

Suppliers

We have a diversified supplier base, both domestic and foreign, and are not dependent to any significant degree on any single supplier. We purchase our merchandise from approximately 3,550 domestic and foreign suppliers, many of which have done business with us for many years. In addition to our Plano, Texas home office, we, through our international purchasing subsidiary, maintained buying and quality assurance inspection offices in 18 foreign countries as of January 31, 2009.

Employment

The Company and its consolidated subsidiaries employed approximately 147,000 full-time and part-time associates as of January 31, 2009.

Environmental Matters

Environmental protection requirements did not have a material effect upon our operations during 2008. While we believe it would be unlikely, it is possible that compliance with such requirements would lengthen lead time in expansion plans and increase construction costs, and therefore operating costs, due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As of January 31, 2009, we estimated our total potential environmental liabilities to range from $34 million to $46 million and recorded our best estimate of $39 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Executive Officers of the Registrant

The following is a list, as of March 16, 2009, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP. References to JCPenney positions held during fiscal years 2001 and earlier (prior to the creation of the holding company) are for JCP. There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age

Myron E. Ullman, III	Chairman of the Board and Chief Executive Officer	62

Robert B. Cavanaugh	Executive Vice President and Chief Financial Officer	57

Janet L. Dhillon	Executive Vice President, General Counsel and Secretary	46

Ken C. Hicks	President and Chief Merchandising Officer, Director	56

Dennis P. Miller	Senior Vice President and Controller	56

Thomas M. Nealon	Executive Vice President and Chief Information Officer	48

Michael T. Theilmann	Executive Vice President, Chief Human Resources and Administration Officer	44

Mr. Ullman has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since 2004. He was Directeur General, Group Managing Director, LVMH Moët Hennessy Louis Vuitton (luxury goods manufacturer/retailer) from 1999 to 2002. He was President of LVMH Selective Retail Group from 1998 to 1999. From 1995 to 1998, he was Chairman of the Board and Chief Executive Officer of DFS Group Ltd. From 1992 to 1995, he was Chairman of the Board and Chief Executive Officer of R. H. Macy & Company, Inc. He has served as a director of the Company and as a director of JCP since 2004.

Mr. Cavanaugh has served as Executive Vice President and Chief Financial Officer of the Company since 2001. He served as Senior Vice President and Chief Financial Officer of Eckerd Corporation, a former subsidiary of the Company, from 1999 to 2001. From 1996 to 1999, he served as Vice President and Treasurer of the Company. He has served as a director of JCP since 2002.

Ms. Dhillon was elected Executive Vice President, General Counsel and Secretary of the Company effective February 24, 2009. Prior to joining the Company, she served as Senior Vice President and General Counsel of US Airways Group, Inc. and US Airways, Inc. from 2006 to 2009. Ms. Dhillon joined US Airways, Inc. in August 2004 as Managing Director and Associate General Counsel and served as Vice President and Deputy General Counsel of US Airways Group, Inc. and US Airways, Inc. from January 2005 to September 2006. Ms. Dhillon was with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1991 to 2004.

Mr. Hicks has served as President and Chief Merchandising Officer of the Company since 2005. He served as President and Chief Operating Officer of Stores and Merchandise Operations from July 2002 through December 2004. He has served as a director, and President and Chief Merchandising Officer of JCP since January 2005. He served as President and Chief Operating Officer of Stores and Merchandise Operations of JCP from 2002 to 2004. From 1999 to 2002, he served as President of Payless ShoeSource, Inc. He has served as a director of the Company since 2008.

Mr. Miller has served as Senior Vice President and Controller of the Company since June 2008. He served as Vice President, Director of Procurement and Strategic Sourcing of JCP from 2004 to 2008.

From 2001 to 2004, he served as Senior Vice President and Chief Financial Officer of Eckerd Corporation, a former subsidiary of the Company.

Mr. Nealon has served as Executive Vice President and Chief Information Officer since 2006. From 2002 to 2006, he was employed by EDS, where he served on assignment as the Senior Vice President and Chief Information Officer of Southwest Airlines Co. From 2000 to 2002, he was a partner with the Feld Group.

Mr. Theilmann has served as Executive Vice President, Chief Human Resources and Administration Officer of the Company since 2005. From 2002 to 2005, he served as Senior Vice President, Human Resources and Chief People Officer of the International business of Yum! Brands Inc. From 2000 to 2002, he served as Vice President of Human Resources for European operations at Yum! Brands Inc.

Item 1A.    Risk Factors.

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, operating results, financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K.

Current and future economic conditions may cause a continued deterioration in the level of consumer confidence and spending, which could adversely affect our growth and profitability.

Our results of operations are sensitive to changes in overall economic and political conditions that impact consumer spending, including discretionary spending. Many economic factors outside of our control, including the housing market, interest rates, recession, inflation and deflation, energy costs and availability, consumer credit availability and terms, consumer debt levels, tax rates and policy, and unemployment trends influence consumer confidence and spending. Many of the effects and consequences of the global financial crisis are currently unknown; accordingly, our business and financial performance may be adversely affected by current and future economic conditions. Worldwide economic conditions and consumer spending have deteriorated significantly over the past year. The continued decline in consumer spending resulting from the global recession and the deterioration of global credit markets has caused our comparable store sales to decline from prior periods and has led to a continued decline in store traffic. In addition, a prolonged economic downturn could cause some of our competitors to go out of business which could also have an adverse effect on store traffic. The domestic and international political situation also affects consumer confidence and spending. Additional events that could impact our performance include pandemics, terrorist threats and activities, worldwide military and domestic disturbances and conflicts, and political instability. Continued deterioration in the level of consumer spending could adversely affect our growth and profitability.

The retail industry is highly competitive, which could adversely impact our sales and profitability.

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, associates, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses and other forms of retail commerce. Some competitors are larger than JCPenney, have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation and credit availability. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, launches of Internet Web sites, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

Our sales and operating results depend on customer preferences and fashion trends.

Our sales and operating results depend in part on our ability to predict and respond to changes in fashion trends and customer preferences in a timely manner by consistently offering stylish quality merchandise assortments at competitive prices. We continuously assess emerging styles and trends and focus on developing a merchandise assortment to meet customer preferences. Even with these efforts, we cannot be certain that we will be able to successfully meet constantly changing customer demands. To the extent our predictions differ from our customers’ preferences, we may be faced with excess inventories for some products and/or missed opportunities for others. Excess inventories can result in lower gross margins due to greater than anticipated discounts and markdowns that might be necessary to reduce inventory levels. Low inventory levels can adversely affect the fulfillment of customer demand and diminish sales and brand loyalty. Consequently, any sustained failure to identify and respond to emerging trends in lifestyle and customer preferences and buying trends could have an adverse impact on our business and any significant misjudgments regarding inventory levels could adversely impact our results of operations.

Our profitability depends on our ability to source merchandise and deliver it to our customers in a timely and cost-effective manner.

Our merchandise is sourced from a wide variety of suppliers, and our business depends on being able to find qualified suppliers and access products in a timely and efficient manner. A substantial portion of our merchandise is sourced outside of the United States. All of our suppliers must comply with our supplier legal compliance program and applicable laws, including consumer and product safety laws. Although we diversify our sourcing and production by country, the failure of a supplier to produce and deliver our goods on time, to meet our quality standards and adhere to our product safety requirements or to meet the requirements of our supplier compliance program or applicable laws, or our inability to flow merchandise to our stores or through Direct in the right quantities at the right time could adversely affect our profitability and could result in damage to our reputation. Additionally, the impact of current and future economic conditions on our suppliers cannot be predicted and may cause our suppliers to be unable to access financing or become insolvent and thus become unable to supply us with products. Similarly, political or financial instability, changes in U.S. and foreign laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations, as well as currency exchange rates, transport capacity and costs and other factors relating to foreign trade and the inability to access suitable merchandise on acceptable terms could adversely impact our results of operations.

Our business is seasonal.

Our annual earnings and cash flows depend to a great extent on the results of operations for the last quarter of our fiscal year, which includes the holiday season. Our fiscal fourth-quarter results may fluctuate significantly, based on many factors, including holiday spending patterns and weather conditions. This seasonality causes our operating results to vary considerably from quarter to quarter.

The moderation of our new store growth strategy as a result of current economic conditions could adversely impact our future growth and profitability.

Our future growth and profitability depend in part on our ability to add new stores, primarily in the off-mall format. Current and projected future economic conditions have caused us to moderate the number of new stores that we plan to open in the near term and have made it difficult for third-party developers to obtain financing for new sites. These factors could negatively impact our future anticipated store openings. Furthermore, although we have conducted strategic market research, including reviewing demographic and regional economic trends, prior to making a decision to enter into a particular market, we cannot be certain that our entry into a particular market will prove successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have an adverse impact on our future growth, profitability and cash flows.

The failure to retain, attract and motivate our associates, including associates in key positions, could have an adverse impact on our results of operations.

Our results depend on the contributions of our associates, including our senior management team and other key associates. Since 2000, we have hired seasoned individuals, including executive level associates and others with a breadth of experience in merchandising, marketing, and buying and allocation under a centralized model. Our performance depends to a great extent on our ability to retain, attract and motivate talented associates throughout the organization, many of whom, particularly in the department stores, are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. If we are unable to retain, attract and motivate talented associates at all levels, our results of operations could be adversely impacted.

Changes in federal, state or local laws and regulations could expose us to legal risks and adversely affect our results of operations.

Our business is subject to a wide array of laws and regulations. While our management believes that our associate relations are good, significant legislative changes that impact our relationship with our associates could increase our expenses and adversely affect our results of operations. Examples of possible legislative changes impacting our relationship with our associates include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, if we fail to comply with applicable laws and regulations we could be subject to legal risk, including government enforcement action and class action civil litigation. Changes in the regulatory environment regarding other topics such as privacy and information security, product safety or environmental protection, among others, could also cause our expenses to increase and adversely affect our results of operations.

Our operations are dependent on information technology systems; disruptions in those systems could have an adverse impact on our results of operations.

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale systems in the stores, data centers that process transactions, communication systems and various software applications used throughout our Company to track inventory flow, process transactions and generate performance and financial reports. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in business operations. In addition, despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. This could lead to loss of sales or profits, cause our customers to lose confidence in our ability to protect their personal information which could lead to lost future sales or cause us to incur significant costs to reimburse third parties for damages, any of which could have an adverse impact on our results of operations. In addition, the continued realization of the benefits of our centralized buying and allocation processes and systems is a key element of our ability to meet our long-term customer and financial goals. The effectiveness of these processes and systems is an important component of our ability to have the right inventory at the right place, time and price.

Significant changes in discount rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our qualified pension plan. Generally accepted accounting principles in the United States of America (GAAP) require that income or expense for the plan be calculated at the annual measurement date using actuarial assumptions and calculations. The most significant assumptions relate to the capital markets, interest rates and other economic conditions. Changes in key economic indicators can change the assumptions. Two critical assumptions used to estimate pension income or expense for the year are the expected long-term rate of return on plan assets and the interest rate. In addition, at the measurement date, we must also reflect the funded status of the plan (assets and liabilities) on the balance sheet, which may result in a significant change to equity through a reduction or increase to other comprehensive income. Although GAAP expense and pension contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash we could be required to contribute to the pension plan. Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve a plan’s funded status.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

At January 31, 2009, we operated 1,093 department stores throughout the continental United States, Alaska and Puerto Rico, of which 389 were owned, including 105 stores located on ground leases. We owned and operated four Direct (Internet/catalog) fulfillment centers and operated five regional warehouses, of which four were owned. In addition, we owned seven of our 13 store merchandise distribution centers, each of which was located in our owned fulfillment centers or regional warehouses, as well as our home office facility in Plano, Texas, and approximately 240 acres of property adjacent to the facility.

The following table lists our 1,093 JCPenney department stores operating as of January 31, 2009.

Alabama	21	Maine	6	Oklahoma	18
Alaska	1	Maryland	17	Oregon	14
Arizona	22	Massachusetts	13	Pennsylvania	41
Arkansas	16	Michigan	45	Rhode Island	3
California	79	Minnesota	26	South Carolina	18
Colorado	21	Mississippi	17	South Dakota	8
Connecticut	10	Missouri	25	Tennessee	25
Delaware	3	Montana	9	Texas	89
Florida	59	Nebraska	12	Utah	9
Georgia	30	Nevada	7	Vermont	6
Idaho	9	New Hampshire	10	Virginia	27
Illinois	42	New Jersey	17	Washington	23
Indiana	30	New Mexico	10	West Virginia	9
Iowa	20	New York	42	Wisconsin	25
Kansas	18	North Carolina	36	Wyoming	5
Kentucky	22	North Dakota	8	Puerto Rico	7
Louisiana	16	Ohio	47

Information relating to certain of our facilities is included in Part II, Item 6, Selected Financial Data, of this Annual Report on Form 10-K.

Item 3.    Legal Proceedings.

The Company has no material proceedings pending against it.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal 2008.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 16, 2009 was 34,554. In addition to common stock, we have authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at January 31, 2009.

The table below sets forth the quoted high and low market prices of our common stock on the NYSE for each quarterly period indicated, the quarter-end closing market price of our common stock, as well as the quarterly cash dividends declared per share of common stock:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Per share:	2008	2007	2008	2007	2008	2007	2008	2007
Dividend	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20

Market price:
High	$51.42	$87.18	$46.56	$82.49	$44.20	$70.21	$24.22	$53.03
Low	$35.00	$76.50	$27.65	$65.73	$18.03	$52.82	$13.95	$33.27
Close	$45.18	$80.06	$30.20	$65.73	$23.92	$53.29	$16.75	$48.50

Our Board of Directors (Board) reviews the dividend policy and rate on a quarterly basis, taking into consideration the overall financial and strategic outlook for our earnings, liquidity and cash flow projections, as well as competitive factors. On March 26, 2009, the Board declared a quarterly dividend of $0.20 per share to be paid on May 1, 2009.

Additional information relating to the common stock and preferred stock is included under the captions “Consolidated Statements of Stockholders’ Equity” (page F-5), and “Capital Stock” (page F-20), which appear in this Annual Report on Form 10-K on the pages indicated.

Issuer Purchases of Securities

No repurchases of common stock were made during the fourth quarter of 2008, and no amounts remained authorized for share repurchase as of January 31, 2009.

Five-Year Total Stockholder Return Comparison

The following presentation compares JCPenney’s cumulative stockholder returns for the last five fiscal years with the returns of the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores over the same period. A list of these companies follows the graph below. The graph assumes $100 invested at the closing price of our common stock on the NYSE and each index as of the last trading day of our fiscal year 2003 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day of each fiscal year. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	2003	2004	2005	2006	2007	2008
JCPenney	$100	$161	$220	$331	$194	$69
S&P 500	100	105	118	135	133	81
S&P Department Stores	100	118	137	197	126	60

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6.    Selected Financial Data.

FIVE-YEAR FINANCIAL SUMMARY (UNAUDITED)

(in millions, except per share data)	2008	2007		2006		2005	2004
FINANCIAL SUMMARY
Results for the year
Total net sales	$18,486	$19,860		$19,903		$18,781	$18,096
Sales percent (decrease)/increase:
Total net sales	(6.9)%	(0.2	)%(1)	6.0	%(1)	3.8%	3.3	%(1)
Comparable store sales(2)	(8.5)%	0.0%		4.9%		4.2%	5.9%
Gross margin	6,915	7,671		7,825		7,191	6,792
Selling, general and administrative (SG&A) expenses	5,395	5,402		5,470	(3)	5,115	5,015
Pension (income)/expense	(90)	(45)		51		112	120
Depreciation and amortization expenses	469	426		389		372	359
Income from continuing operations	567	1,105		1,134		977	657
Ratios as a percent of sales:
Gross margin	37.4%	38.6%		39.3%		38.3%	37.5%
SG&A expenses	29.2%	27.2%		27.5%		27.2%	27.7%
Total operating expenses	31.3%	29.1%		29.6%		29.6%	30.5%
Operating income	6.1%	9.5%		9.7%		8.7%	7.0%
Return on beginning stockholders’ equity – continuing operations	10.7%	25.8%		28.3%		20.1%	12.1%
Return on beginning invested capital – continuing operations(4)	8.1%	16.5%		17.4%		13.3%	8.4%

Per common share
Income from continuing operations, diluted	$2.54	$4.90		$4.88		$3.83	$2.20
Dividends declared	0.80	0.80		0.72		0.50	0.50
Stockholders’ equity	18.70	23.95		19.02		17.21	17.89

Financial position and cash flow
Total assets	$12,011	$14,309		$12,673		$12,461	$14,127
Merchandise inventory	3,259	3,641		3,400		3,210	3,142
Property and equipment, net	5,367	4,959		4,162		3,748	3,575
Long-term debt, including current maturities	3,505	3,708		3,444		3,465	3,923
Stockholders’ equity	4,155	5,312		4,288		4,007	4,856
Cash flow from operating activities – continuing operations	1,155	1,249		1,258		1,339	1,219
Capital expenditures	969	1,243		772		535	398
Dividends paid, common and preferred	178	174		153		131	150

Other
Common shares outstanding at end of year	222	222		226		233	271
Weighted-average common shares:
Basic	222	223		229		253	279
Diluted	223	225		232		255	307

(1) 2006 and 2003 contained 53 weeks. Total net sales percent includes the effect of the 53rd week in 2006. Excluding sales of $254 million for the 53rd week in 2006, total net sales increased 1.1% and 4.6% for 2007 and 2006, respectively. Excluding sales of $198 million for the 53rd week of 2003, total net sales for 2004 increased 4.5%.

(2) Comparable store sales are presented on a 52-week basis and include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and online sales, through jcp.com. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations.

(3) Includes $65 million of incremental SG&A expenses for the 53rd week of 2006.

(4) Represents income from continuing operations plus after-tax interest expense on long-term debt divided by the sum of beginning of year stockholders’ equity and long-term debt, including current maturities.

FIVE-YEAR OPERATIONS SUMMARY (UNAUDITED)

	2008	2007	2006	2005	2004
OPERATIONS SUMMARY
Number of JCPenney department stores:

Beginning of year	1,067	1,033	1,019	1,017	1,020
Openings	35	50	28	18	14
Closings(1)	(9)	(16)	(14)	(16)	(17)

End of year	1,093	1,067	1,033	1,019	1,017

Gross selling space (square feet in millions)	109.9	106.6	103.1	101.4	101.3
Sales per gross square foot(2)	$160	$177	$176	$167	$159
Sales per net selling square foot(2)	$223	$248	$248	$236	$225

Third-party merchants, outlet stores and other(3)	345	358	417	448	470

(1) Includes relocations of 7, 15, 10, 11, and 11, respectively.

(2) Calculation includes the sales and square footage of department stores that were open for a full year as of each year end and sales for jcp.com. The 2006 calculations exclude sales of the 53rd week.

(3) In addition to these catalog sales facilities, we have catalog desks in substantially all of our department stores.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion, which presents our results, should be read in conjunction with the accompanying consolidated financial statements and notes thereto beginning on page F-3, along with the unaudited Five-Year Financial and Operations Summaries on pages 11 and 12, the risk factors beginning on page 4 and the cautionary statement regarding forward-looking information on page 39. Unless otherwise indicated, this Management’s Discussion and Analysis (MD&A) relates only to results from continuing operations, all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years. Fiscal 2008 and 2007 each contained 52 weeks, while 2006 contained 53 weeks.

Corporate Governance and Financial Reporting

We remain committed to maintaining the highest standards of corporate governance and continuously improving the transparency of our financial reporting by providing stockholders with informative financial disclosures and presenting a clear and balanced view of our financial position and operating results. We continue to employ a reporting matrix that requires written certifications on a quarterly basis from a cross-disciplined team of approximately 20 senior members of our management team who have responsibility for preparing, verifying and reporting corporate results.

For this Annual Report on Form 10-K, we made further enhancements to our financial reporting with expanded disclosures in several areas, such as:

•	reordered the sequence of MD&A to present a better flow of information;
•	included in the discussion of gross margin and selling, general and administrative (SG&A) expenses a description of the key components;
•	added a liquidity table to facilitate the discussion of financial condition and liquidity;
•	added pension expense as a separate line item on the Consolidated Statements of Operations to enhance and clarify disclosures regarding pension expense;
•

added clarity to the balance sheet by reclassifying income taxes receivable to a separate line item and credit card transactions awaiting settlements to cash and cash equivalents, which were formerly included in the “receivables” line item; and

•	changed the balance sheet line item “cash and short-term investments” to “cash and cash equivalents,” which is more representative of its components.

Consistent with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to report on the effectiveness of our internal control over financial reporting each fiscal year. In relation to these requirements, our external auditors expressed an unqualified opinion regarding the effective operation of our internal control over financial reporting.

Executive Overview

The fourth quarter of 2008 marked the sixth consecutive quarter in which our results of operations were negatively impacted by the weakened economic environment. For the full year of 2008, we experienced a decline in comparable store sales of 8.5%. While comparable store sales were down 5.8% during the first half of the year, they decreased sharply by 10.5% during the second half of the year, indicating a further decline in consumer confidence that reached new lows when the economic downturn became a global economic crisis. Income from continuing operations for 2008 decreased

48.7% to $567 million. Diluted EPS from continuing operations was $2.54 for 2008 compared to $4.90 for 2007. Operating income was $1,135 million, or 6.1% of sales, versus $1,888 million, or 9.5% of sales, in 2007. To enhance our liquidity position and ensure we maintain a strong financial position, we addressed these difficult operating conditions by focusing on those areas within our control, specifically by reducing inventory and tightly controlling operating expenses. As a result of our efforts, we finished the year with approximately $2.4 billion of cash and cash equivalents on our balance sheet. Our strong liquidity and solid financial position allow us to focus our efforts on appropriately managing inventory levels, operating expenses and capital expenditures under our Bridge Plan without the need for substantial changes to our business model. A significant accomplishment and indication of our solid financial position is shown by our free cash flow (a non-GAAP financial measure defined and discussed on page 28), which provided a positive $21 million despite the harsh economic conditions.

2008 Key Items

•

The difficult economic environment impacting consumers continued to deteriorate in 2008 and included a further pronounced slowdown in consumer spending levels during the second half of the year. Tightening credit availability, the downturn of the housing and real estate market, rising unemployment and turmoil in the global capital markets weighed heavily on the consumer. Lower consumer spending and declining mall traffic impacted our sales. However, despite the challenging environment, we continued to focus on managing inventory and controlling operating expenses. At the same time, we continued to execute initiatives to deliver on the value proposition that our customers have come to expect from JCPenney – through newness in merchandise, competitive pricing, enhanced customer service and convenience of shopping in stores, catalog and jcp.com.

•

Despite the economic conditions, during 2008 we generated $21 million of positive free cash flow (a non-GAAP financial measure defined and discussed on page 28). This represents a $163 million improvement over 2007.

•

Comparable store inventory as of the end of 2008 decreased 13.5% from the prior year as a result of significant actions to lower merchandise receipts and increased clearance activity. Merchandise inventory at the end of 2008 was in alignment with sales trends expected for the near term.

•

SG&A expenses decreased $7 million, or 0.1%, in 2008 as compared to 2007, despite the incremental expenses associated with 35 new stores (26 net of closings and relocations). SG&A expenses for 2008 were well managed across the organization without compromising the customer shopping experience.

•

In 2008, we opened 35 new and relocated stores, including 31 in the off-mall format. Net of relocations and store closings, gross selling space increased 3.0%. We also opened 44 new Sephora inside JCPenney locations during the year, which brought the total to 91 locations. Sephora inside JCPenney brings an industry-leading beauty concept to JCPenney customers and continues to be one of the strongest areas of our business.

Current Developments

•	In March 2009, our Board declared a quarterly dividend of $0.20 per share to be paid to stockholders on May 1, 2009. The dividend rate remains unchanged from our previous quarterly dividend payment.

•	In March 2009, we opened nine new stores, including one relocation. We also opened 14 additional Sephora inside JCPenney locations, including nine in the new stores and five in existing stores, bringing our total Sephora inside JCPenney locations to 105. We expect to add 50 Sephora inside JCPenney locations during the remainder of 2009, bringing our total to 155 at the end of 2009.

•

In February 2009, we launched our spring marketing campaign showcasing our compelling selection of affordable, exclusive designer brands. The campaign kicked off with commercials at the 2009 Academy Awards featuring several authentic designers from our portfolio, including nicole® by Nicole Miller, Bisou Bisou® by Michele Bohbot, ALLEN B.® by Allen B. Schwartz, Fabulosity™ by Kimora Lee Simmons and I “Heart” Ronson™ by Charlotte Ronson. Our spring campaign reflects our success as we are stepping up our style in delivering brands that inspire and enable customers to have exceptional style and quality at affordable prices.

•

In February 2009, we launched an interactive, fully-integrated, virtual runway show on jcp.com featuring spring styles from our compelling selection of affordable exclusive designer brands, including nicole® by Nicole Miller, Bisou Bisou® by Michele Bohbot, ALLEN B.® by Allen B. Schwartz and I “Heart” Ronson™ by Charlotte Ronson. The online experience gives our customers the opportunity to experience a dynamic runway show, complete with high energy music and 360 degree views of models in styles from each designer’s collection. The experience also includes video vignettes of our design partners sharing the inspiration behind their new collections along with their views on upcoming styles for spring.

•

Also in February 2009, we announced our official sponsorship of the “Rascal Flatts American Living Unstoppable Tour” presented by JCPenney. The tour will promote American Living, an affordable, all-American lifestyle brand developed exclusively for our customers by Polo Ralph Lauren’s Global Brand Concepts with offerings across 40 merchandise categories. Representing true Americana, Rascal Flatts’ music transcends genres and resonates strongly with many of our customers. The fully integrated two-year sponsorship will kick off in early June 2009, with the tour hitting about 60 cities across the nation each year. In conjunction with the tour, Rascal Flatts has written a new song inspired by the spirit of the brand titled “American Living,” which will serve as the soundtrack for our new American Living commercial and will be available in our stores.

•

In March 2009, we were recognized for our continued commitment to strategic energy management by the U.S. Department of Energy with the ENERGY STAR Award for Sustained Excellence in Energy Management. We are the first retailer to be honored with this award for our efforts in using energy efficiently in facility operations and integrating superior energy management into our overall organization strategy. We were selected from more than 12,000 organizations that participate in the ENERGY STAR program.

Results of Operations

The following discussion and analysis, consistent with all other financial data throughout this Annual Report on Form 10-K, focuses on the results of operations and financial condition from our continuing operations.

Three-Year Comparison of Operating Performance

($ in millions, except EPS)	2008	2007		2006
Total net sales	$18,486	$19,860		$19,903
Percent (decrease)/increase from prior year	(6.9)%	(0.2	)%(1)	6.0	%(1)
Comparable store sales (decrease)/increase(2)	(8.5)%	0.0%		4.9%

Gross margin	6,915	7,671		7,825
Operating expenses:
Selling, general and administrative (SG&A)	5,395	5,402		5,470
Pension (income)/expense	(90)	(45)		51
Depreciation and amortization	469	426		389
Pre-opening	31	46		27
Real estate and other (income), net	(25)	(46)		(34)

Total operating expenses	5,780	5,783		5,903

Operating income	1,135	1,888		1,922
As a percent of sales	6.1%	9.5%		9.7%
Net interest expense	225	153		130
Bond premiums and unamortized costs	-	12		-

Income from continuing operations before income taxes	910	1,723		1,792
Income tax expense	343	618		658

Income from continuing operations	$567	$1,105		$1,134

Diluted EPS from continuing operations	$2.54	$4.90		$4.88

(1) 2006 contained 53 weeks. Total net sales percent includes the effect of the 53rd week in 2006. Excluding sales of $254 million for the 53rd week in 2006, total net sales increased 1.1% and 4.6% for 2007 and 2006, respectively.

(2) Comparable store sales are presented on a 52-week basis and include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and online sales through jcp.com. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations.

Income from continuing operations was $567 million in 2008, compared to $1,105 million in 2007 and $1,134 million in 2006. Our 2008 results were impacted by pressure on gross margins in a highly promotional selling environment, particularly during the holiday season. Gross margin declined both in dollars and as a percentage of sales from the pressure of declining sales levels that resulted from the slowdown in consumer spending. The impact on operating income from lower gross margin was somewhat mitigated by effective control over operating expenses, despite incremental expenses related to new store openings.

EPS from continuing operations in 2008 was $2.54, compared to $4.90 in 2007 and $4.88 in 2006. EPS in 2007 benefited from the reduction in average shares outstanding compared to the prior year due to the 2007 and 2006 common stock repurchase programs. Additionally, the 2007 results reflected tax credits of $38 million, or $0.17 per share, while 2006 results reflected a tax credit of $32 million, or

$0.14 per share, both of which were due to the release of income tax reserves resulting from the favorable resolution of prior year tax matters.

Our 2007 results were impacted by gross margin pressure from the onset of the economic downturn that began in the second half of the year. Our 2006 earnings increased as a result of strong sales and gross margin improvement, combined with lower interest expense and bond premiums.

2008 Compared to 2007

Total Net Sales

Our year-to-year change in total net sales is comprised of (a) sales from new stores net of closings and relocations including catalog print media and outlet store sales, referred to as non-comparable store sales and (b) sales of stores opened in both years as well as online sales from jcp.com, referred to as comparable store sales. We consider comparable store sales to be a key indicator of our current performance measuring the growth in sales and sales productivity of existing stores. Positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to de-leveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow.

($ in millions)	2008	2007
Total net sales	$18,486	$19,860

Sales percent (decrease)/increase
Total net sales	(6.9)%	(0.2)%
Comparable store sales	(8.5)%	0.0%
Sales per gross square foot(1)	$160	$177

(1) Calculation includes the sales of stores that were open for the full fiscal year as of each year end, as well as online sales from jcp.com.

Total net sales in 2008 decreased $1,374 million as a result of a sharp slow down in consumer spending. The decline was mainly attributed to a comparable store sales decline of 8.5% and a decrease, as expected, in catalog print media and outlet store sales in our Direct channel. While comparable store sales decreased, sales from non-comparable stores opened in 2008 and 2007, net of closings, added $434 million. In 2008, we opened 26 net new stores (35 stores, net of 9 closings and relocations) and in 2007 we opened 34 net new stores (50 stores, net of 16 closings and relocations.) Over the course of 2008, the worsening consumer spending environment resulted in reduced sales from lower traffic in our mall stores, which decreased 5.4% from prior year traffic levels. Our off-mall traffic was also down compared to last year but had stronger traffic trends than our mall stores. Consistent with the difficult retail environment and the pronounced decrease in consumer spending, the number of transactions and the number of units sold declined for the year. Geographically, the best performing regions for the year were the central and northwest regions, while the southeast and southwest regions, which were more heavily impacted by declining home values, delivered the weakest performance. Sales of jcp.com, which are included in comparable stores sales, were essentially flat with last year at about $1.5 billion.

Although consumer spending steadily decreased over the year, we continued our leadership position in apparel, bringing style and newness through the launch of several private and exclusive brands. For the year, family shoes, along with women’s apparel and accessories were the best performing divisions. By contrast, and consistent with industry results, fine jewelry and home were the weakest businesses.

Private and exclusive brands found only at JCPenney totaled approximately 52% and 49% of total merchandise sales for 2008 and 2007, respectively.

Total Net Sales Mix

The following percentages represent the mix of total net sales:

	2008	2007
Women’s apparel	24%	23%
Home	20%	21%
Men’s apparel and accessories	19%	20%
Children’s apparel	11%	11%
Women’s accessories	10%	9%
Family footwear	6%	6%
Fine jewelry	5%	5%
Services and other	5%	5%

	100%	100%

Merchandise Initiatives

We remain committed to offering our customers compelling merchandise with the combination of style, quality and smart prices that they desire. In February 2008, we launched American Living™, a new updated traditional lifestyle brand created exclusively for JCPenney by Polo Ralph Lauren’s Global Brand Concepts. American Living™ is in the higher quality and pricing segment of our offerings across 40 merchandise categories for women, men and children, as well as shoes, accessories and home goods.

In April 2008, we launched Linden Street™, which was the most comprehensive home brand launch in our history. It is a blend of traditional and contemporary styles offering a classic, timeless design.

For the Back-to-School season, in junior’s, we launched private brand Decree®, a denim-inspired line of apparel for girls and young women, and two new exclusive brands: LeTigre™ from Kenneth Cole Productions and Fabulosity™, a complete line of sportswear designed by Kimora Lee Simmons. For young men’s, we extended the exclusive American Living™ brand with new denim, graphic t-shirts and jackets, and launched White Tag™, a new “urban rock” inspired national brand of premium denim and art-driven t-shirts. In addition to the new fashion brands for Back-to-School, we introduced Dorm Life™, a new private modern lifestyle brand in the home division featuring merchandise to furnish a college dorm or off-campus housing.

In October 2008, we announced the significant enhancement of the longstanding and highly successful career brands Worthington® for women and Stafford® for men, to retain longtime customers and to attract new shoppers. We updated the private brands with new categories, fits and fabrics that overlap seasons.

Also in October 2008, we announced the spring 2009 launches of two new exclusive designer brands, I “Heart” Ronson™, a complete women’s fashion sportswear line designed by Charlotte Ronson, an innovator in the fashion industry; and ALLEN B.®, a complete women’s fashion sportswear and dress collection by Allen B. Schwartz, a designer with talent in bringing the latest trends to market in record time. I “Heart” Ronson™ and ALLEN B.® are exciting additions to our growing portfolio of exclusive designer brands, which continue to offer our customers coveted designer brands at smart prices.

Marketing Initiatives

In July and November 2008, we supported the apparel launches with integrated marketing campaigns featuring the new brands. The campaigns targeted teens and included both traditional ads and non-traditional media components, such as in-cinema ads and mobile phone marketing, emails, web search and targeted direct mail and catalog. The messages were coordinated across all lines of the business, stores and Direct that represent an alignment of our offerings and provide a seamless shopping experience for customers.

Customer Service Initiatives

During 2008, store associates participated in CustomerFIRST, a training program focused on delivering extraordinary customer service that empowers associates to exceed customers’ expectations when they shop at our stores. Results of the CustomerFIRST program have been positive. Based on consumer research, customers rank us number one when asked about customer service, sales associate availability and whether they are treated with respect by sales associates. In January 2009, the National Retail Federation (NRF) Foundation/American Express 2008 Customer Service Survey, which placed us first in customer service among department store retailers, confirmed our leading customer service ranking and improved our overall ranking by five spots to seventh place.

Gross Margin

Gross margin is a measure of profitability of a retail company at the most fundamental level of buying and selling merchandise and measures a company’s ability to effectively manage the total costs of sourcing and allocating merchandise against the corresponding retail pricing designed to offer quality merchandise at smart prices. Gross margins not only cover marketing, selling and other operating expenses, but also must include a profit element to reinvest back into the business. Gross margin is the difference between total net sales and cost of the merchandise sold and is typically expressed as a percentage of total net sales. The cost of merchandise sold includes all direct costs of bringing merchandise to its final selling destination. These costs include:

•      cost of the merchandise (net of discounts or allowances earned)

•      freight

•      warehousing

•      sourcing and procurement

•      buying and brand development costs including buyers’ salaries and related expenses

• merchandise examination • inspection and testing • store merchandise distribution center expenses • shipping and handling costs incurred related to direct sales to customers

($ in millions)	2008	2007
First-in first-out (FIFO) gross margin	$6,916	$7,664
Last-in first-out (LIFO) (charge)/credit	(1)	7

Gross margin	$6,915	$7,671

As a percent of sales	37.4%	38.6%

Gross margin declined by $756 million, or 120 basis points as a percentage of sales in 2008. The decline was a result of a decrease in unit sales, as well as a decrease in average unit retail. The lower average unit retail reflected higher markdowns from increased clearance activity in response to softer sales and to achieve desired levels of inventory.

Selling, General and Administrative (SG&A) Expenses

The following costs are included in SG&A expenses except if related to merchandise buying, sourcing, warehousing or distribution activities:

• salaries • marketing • occupancy and rent • utilities and maintenance • information technology	• administrative costs related to our home office, district and regional operations • credit card fees • real, personal property and other taxes (excluding income taxes)

($ in millions)	2008	2007
SG&A	$5,395	$5,402

As a percent of sales	29.2%	27.2%

SG&A expenses were well managed across the entire organization in 2008, decreasing $7 million despite the addition of 26 net new stores since last year. In 2008, we realized the first full year of benefit from our workforce management tool that facilitates efficient staffing levels. The rollout of this tool provided a positive impact on associate productivity, as well as stores payroll expense. Store salaries declined on a dollar basis, but were not leveraged against sales and increased about 40 basis points as a percent of sales. Total marketing costs were slightly under the prior year, but as a percent of sales increased 50 basis points. Likewise, store occupancy and utility expenses were also well managed, but were up about 50 basis points. Total SG&A expenses as a percent of sales experienced approximately 200 basis points of de-leveraging as a result of the sales decline.

During 2008 and 2007, advertising allowances that offset gross advertising expense were $167 million and $210 million, respectively. The year-over-year decrease was primarily due to lower merchandise receipts.

Pension (Income)/Expense

Pension income doubled to $90 million in 2008 from $45 million in the prior year primarily from the pension credit from our qualified pension plan (primary plan), which is a defined benefit funded plan. The net pension income of $90 million is comprised of the qualified pension plan income of $133 million and pension expense of $43 million from the defined benefit supplemental pension plans, which are unfunded. Our 2008 pension income was measured on February 3, 2008, in accordance with the adoption of the measurement date provisions of Statement of Financial Accounting Standards (SFAS) 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The primary driver of the 2008 pension income was the result of strong capital market returns associated with the primary plan assets.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in 2008 increased to $469 million, or approximately 40 basis points as a percent of sales, reflecting new store openings and store renovations.

Pre-Opening Expense

Pre-opening expense includes advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rental costs prior to store opening. During 2008, we opened 35 new stores compared to 50 in 2007. As a result, pre-opening expense decreased to $31 million from $46 million.

Real Estate and Other (Income), Net

($ in millions)	2008	2007
Real estate activities	$(39)	$(39)
Net gains from sale of real estate	(10)	(10)
Other	24	3

Total	$(25)	$(46)

Real estate and other consists primarily of ongoing operating income from our real estate subsidiaries, as well as net gains from the sale of facilities and equipment that are no longer used in our operations, other non-operating corporate charges and credits and asset impairments.

Real estate and other was a net credit of $25 million in 2008 and decreased $21 million compared to 2007. The decline was primarily a result of impairments related to a department store, a real estate joint venture and other corporate assets. In addition to ongoing operating income from real estate subsidiaries, 2008 included net gains of $10 million from the sale of non-operating real estate properties, comparable to the prior year.

Operating Income

Operating income decreased $753 million, or 340 basis points as a percent of sales, reflecting pressure from the weak sales environment and increased promotional levels throughout the year and holiday season. Operating income is the key measurement management uses to evaluate the financial performance of our retail operations.

Net Interest Expense

Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents. Net interest expense was $225 million, an increase of $72 million, or 47.1%, from 2007. The increase in net interest expense was due primarily to a decrease in the weighted-average annual interest rate earned on short-term investment balances to 1.6% in 2008 from 5.0% in 2007, combined with a decrease in average outstanding short-term investments. Interest income on short-term investments was $32 million in 2008 compared to $113 million in 2007.

Income Taxes

The effective income tax rate for continuing operations for 2008 was 37.7% compared with 35.9% for 2007. The 2007 effective tax rate was favorably impacted by the release of $38 million, or $0.17 per share, of income tax reserves resulting from the favorable resolution of prior year tax matters.

Discontinued Operations

Discontinued operations in 2008 was a credit of $5 million, or $0.03 per share, compared to $6 million, or $0.03 per share in 2007, and was primarily the result of our ongoing review and true-up of reserves related to previous discontinued operations. These previous discontinued operations are no longer expected to have a future material impact on our results of operations, financial condition or liquidity.

2007 Compared to 2006

Total Net Sales

($ in millions)	2007		2006
Total net sales	$19,860		$19,903

Sales percent (decrease)/increase
Total net sales	(0.2	)%(1)	6.0	%(1)
Comparable store sales	0.0%		4.9%
Sales per gross square foot(2)	$177		$176

(1) Includes the effect of the 53rd week in 2006. Excluding sales of $254 million for the 53rd week in 2006, total net sales increased 1.1% and 4.6% in 2007 and 2006, respectively.

(2) Calculation includes the sales of stores that were open for the full fiscal year as of each year end, as well as online sales from jcp.com. The 2006 calculation excludes sales of the 53rd week.

Total net sales decreased $43 million, or 0.2%, in 2007, primarily as a result of the 53rd week in 2006 and the expected decline in catalog print media and outlet store sales. Excluding sales of $254 million for the 53rd week of 2006, total net sales increased 1.1%. Comparable store sales, including online sales, were flat with 2006. Sales from non-comparable stores opened in 2007 and 2006, net of closings, were $456 million. In 2007, we opened 34 net new stores (50 stores, net of 16 closings and relocations) and in 2006 we opened 14 net new stores (28 stores, net of 14 closings and relocations.) Comparable store sales were negatively impacted by a decline in JCPenney mall store traffic of approximately 4%, consistent with overall mall traffic trends, while the average unit retail and the number of transactions remained at comparable levels to the prior year. Although sales were soft across most merchandise categories, our best performing categories were women’s and children’s apparel. The weakest sales results were in most home categories, men’s and fine jewelry. Geographically, the western regions reported sales gains during 2007, while decreases were reported in the eastern and central regions of the country.

Private and exclusive brands found only at JCPenney totaled approximately 49% and 48% of total merchandise sales for 2007 and 2006, respectively.

Total Net Sales Mix

The following percentages represent the mix of total net sales:

	2007	2006
Women’s apparel	23%	22%
Home	21%	21%
Men’s apparel and accessories	20%	20%
Children’s apparel	11%	11%
Women’s accessories	9%	10%
Family footwear	6%	6%
Fine jewelry	5%	5%
Services and other	5%	5%

	100%	100%

Merchandise and Shopping Experience Initiatives

Throughout 2007, we launched a number of private and exclusive brands designed to add newness and excitement to our merchandise offerings. The private brands included Ambrielle®, a new lingerie brand. The exclusive brands included Liz & Co.® , a traditional casual women’s apparel and accessories line, and CONCEPTS by Claiborne™, by Liz Claiborne, Inc. featuring casual sportswear, as well as suits and accessories for the modern male customer, C7P®, a Chip & Pepper® Production, a denim and sportswear line for juniors and young men and Messages from the Heart®, an infant apparel and gift brand by author and artist Sandra Magsamen. We expanded Sephora inside JCPenney locations to 47 stores and opened 50 new and relocated stores in 2007, 42 of which were off-mall. We also launched a “Know Before You Go” initiative on jcp.com, which provides customers with innovative features, such as enhanced search capabilities and product information, merchandise availability at local stores and the ability to view weekly sales circulars online, making shopping at JCPenney easier and more efficient.

Gross Margin

($ in millions)	2007	2006
First-in first-out (FIFO) gross margin	$7,664	$7,809
Last-in first-out (LIFO) credit	7	16

Gross margin	$7,671	$7,825

As a percent of sales	38.6%	39.3%

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

SG&A Expenses

($ in millions)	2007	2006
SG&A	$5,402	$5,470

As a percent of sales	27.2%	27.5%

For 2007, SG&A expenses were 27.2% of sales, an improvement of 30 basis points, compared to 27.5% of sales for 2006. On a dollar basis, SG&A expenses for 2007 were down 1.2% from 2006. Advertising expenses, as a percent of sales, were consistent with the prior year. While overall SG&A expenses were well controlled, the two primary contributors to the year-over-year improvement were lower salary and related expenses, as well as lower incentive compensation expense.

During 2007 and 2006, advertising allowances offset gross advertising expense by $210 million and $163 million, respectively.

Pension (Income)/Expense

Pension income in 2007 was driven primarily from our qualified pension plan. Strong market returns in 2006, as well as cash contributions of $1.2 billion on a pre-tax basis, or $300 million per year in 2006, 2004, 2003 and 2002, resulted in pension income of $45 million in 2007 compared to pension expense of $51 million in 2006.

Depreciation and Amortization

As expected with the accelerated store growth and investments in improving and modernizing existing facilities, depreciation and amortization expenses increased to $426 million in 2007, compared to $389 million in 2006. As a percent of sales, depreciation and amortization expenses were consistent from year to year at approximately 2%.

Pre-Opening Expense

With the launch of the Company’s accelerated store growth strategy in 2006, pre-opening expense increased to $46 million in 2007, compared to $27 million in 2006. The Company opened 50 and 28 new stores in 2007 and 2006, respectively.

Real Estate and Other (Income), Net

($ in millions)	2007	2006
Real estate activities	$(39)	$(37)
Net gains from sale of real estate	(10)	(8)
Other	3	11

Total	$(46)	$(34)

In 2006, other included charges of $7 million associated with a senior management transition.

Operating Income

In 2007, operating income declined by 20 basis points as a percent of sales, driven by a negative trend in sales and gross margin rates. While we continued to make significant improvements in merchandise assortments, as well as further refinements to our planning and allocation systems to ensure that the merchandise is in the right place at the right time, the challenging retail environment in the second half of 2007 led to a softening in sales and a related increase in markdowns.

Net Interest Expense

The 2007 increase in net interest expense was primarily the result of an increase in average long-term debt, combined with a decrease in cash and cash equivalents and a decrease in corresponding short-term interest rates. The weighted-average interest rate on long-term debt declined to 7.5% in 2007, compared to 7.8% in 2006. Interest income earned on short-term investment balances remained about the same in 2007 as the prior year at an average annual interest rate of 5.0%.

Bond Premiums and Unamortized Costs

We incurred premiums, commissions and unamortized costs of $12 million in 2007 related to the early redemption of JCP’s 8.125% Debentures Due 2027.

Income Taxes

The overall effective tax rates for continuing operations were 35.9% for 2007 and 36.7% for 2006. The 2007 effective tax rate was favorably impacted by the release of $38 million, or $0.17 per share, of income tax reserves resulting from the favorable resolution of prior year tax matters. The 2006 rate was favorably impacted by the release of $32 million, or $0.14 per share, of income tax reserves resulting from the favorable resolution of prior year tax matters.

Discontinued Operations

Discontinued operations added $0.03 per share to net income in 2007 resulting from our ongoing review and true-up of reserves for discontinued operations. For 2006, discontinued operations added $0.08 per share to net income and were primarily related to positive variances on tax reserves that had been provided for in connection with the sale of previously owned businesses.

2009 Outlook

Operating Performance

For 2009, we anticipate weak consumer spending to continue. Consequently, we are planning for full-year comparable stores sales to decline approximately 10% and for total sales to decrease high-single digits. We expect a modest improvement in the gross margin rate for 2009 resulting from better alignment of our inventory at year-end 2008 with current sales trends, combined with our plan to manage future inventory receipts to a low-double digit decrease. Excluding pension expense, which is discussed below, we expect operating expenses for 2009 to be relatively flat with 2008.

Pension Expense

Total pension expense in 2009 is expected to be $363 million, as compared to a credit of $90 million in 2008. Pension expense for 2009 is comprised of $322 million non-cash expense for the primary plan and $41 million expense for the supplemental pension plans. This compares with the 2008 pension credit of $133 million and $43 million expense, respectively. The increase in total pension expense in 2009 versus 2008 is due almost entirely to the swing in the primary plan. Pension expense in 2009 for the primary plan is negatively impacted by the amortization of unrecognized losses that resulted from the sharp decline in plan assets during 2008. At the measurement date of January 31, 2009, which was used to set the pension expense, the unrecognized loss balance was $2.3 billion. Under SFAS 87, “Employers Accounting for Pensions,” any unrecognized losses outside the allowable “corridor” are amortized over the average remaining service period of the current work force – seven years for our Company. The amortization component of the 2009 pension expense for the primary plan amounts to $277 million. The remaining $45 million of the $322 million of primary plan expense in 2009 represents the net of other components of pension expense – service cost, interest and expected return on assets. The expected return on assets for 2009 was negatively impacted by the lowering of the expected rate of return assumption to 8.4% from 8.9%.

Pension Funding

Based on the funded status of our primary pension plan, we are not required to make mandatory pension plan contributions in 2009 or 2010 as determined under the Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006.

Financial Condition and Liquidity

Overview

In 2008, despite the sharp deterioration in consumer spending, we continued to maintain our strong financial position, improved our cash flow metrics and retained the flexibility to continue the execution of our Bridge Plan initiatives. Our ability to sustain a strong financial position and financial flexibility further enhanced our competitive position and, going forward, will allow us to take advantage of future opportunities as the economic environment improves.

The foundation of our strong liquidity position is our cash and cash equivalent balances and our ability to generate positive cash flow from operating activities of continuing operations in excess of capital expenditures and dividend payments, net of proceeds from the sale of assets (defined as free cash flow, a non-GAAP financial measure discussed on page 28.) For 2008, we ended the year with approximately $2.4 billion of cash and cash equivalent balances and had positive free cash flow of $21 million, an improvement of $163 million compared to 2007. Moreover, we expect this measure to further improve in 2009 as we moderate capital expenditures, control expenses and manage inventory in line with expected sales trends.

In addition to cash flow and cash and cash equivalent balances, which are sufficient to meet our liquidity needs, our existing credit facility provides an additional $1.2 billion source of liquidity. Other than the issuance of trade and standby letters of credit, which totaled $152 million at year-end 2008, we have not utilized this facility nor do we expect to do so.

Our liquidity position is further enhanced by two additional factors: we have no debt maturing during 2009 and we are not required to make a mandatory cash contribution to our qualified pension plan. While the funded status of our primary pension plan weakened during 2008 as a result of the decline in the capital markets, the plan remains well funded relative to other large corporate pension plans. As a result of our funded status, we are not required to make mandatory pension plan contributions in 2009 or 2010 as determined under ERISA rules, as amended by the Pension Protection Act of 2006. In August 2008, we paid a $200 million debt maturity from our cash and cash equivalent balances. Our next debt maturity is in March 2010 for approximately $500 million, which we plan to fund from our cash and cash equivalent balances.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	2008	2007		2006
Cash and cash equivalents	$2,352	$2,532		$2,803
Merchandise inventory	3,259	3,641		3,400
Property and equipment, net	5,367	4,959		4,162

Long-term debt, including current maturities	3,505	3,708		3,444
Stockholders’ equity	4,155	5,312		4,288

Total capital	7,660	9,020		7,732
Additional amounts available under the 2005 Credit Agreement	1,200	1,200		1,200
Cash flow from operating activities of continuing operations	1,155	1,249	(1)	1,258	(1)
Free cash flow (non-GAAP financial measure) (2)	21	(142	)(1)	353	(1)
Capital expenditures	969	1,243		772
Dividends paid	178	174		153
Ratios:
Debt-to-total capital(3)	45.8%	41.1%		44.5%
Cash-to-debt(4)	67.1%	68.3%		81.4%

(1) Includes $300 million discretionary cash contribution to our qualified pension plan in 2006. The approximately $110 million tax benefit related to the 2006 contribution was realized in 2007. No such contributions were made in 2008 or 2007.

(2) See page 28 for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP measure and further information on its uses and limitations.

(3) Long-term debt, including current maturities divided by total capitalization.

(4) Cash and cash equivalents divided by long-term debt, including current maturities.

Bridge Plan

At our April 2008 financial analyst meeting, we discussed modifications to our financial and business plans, referred to as the Company’s Bridge Plan. The Bridge Plan is designed to enable us to effectively navigate through the challenging retail environment, while working to maintain our financial strength and flexibility. The Bridge Plan outlines our initiatives between those items we expect to moderate, such as store growth and renovations, inventory levels and expenses; items we expect to maintain, such as our focus on the customer, our associates and our investors; and items we plan to accelerate, like Sephora inside JCPenney, “CustomerFIRST” initiatives and merchandise innovation.

Since April, we have announced updates to our Bridge Plan in response to the continuing downturn of the economic environment in order to maintain our strong financial position. The updated Bridge Plan targets for 2009 include a reduction in capital expenditures to approximately $600 million, versus $969 million for 2008. This reflects plans to open 17 new stores, including one relocated store in 2009, compared to 35 new or relocated stores that we opened in 2008, including 31 in the off-mall format. We expect to open 64 additional Sephora inside JCPenney locations during 2009, bringing our total to 155 locations. For 2010, we are planning capital expenditures at approximately $400 million to focus on improvements to existing stores and information technology infrastructure. In addition, we have reduced the store renovation plans for 2009 and 2010, as compared to the 24 renovations completed in 2008. We expect to fund capital expenditures for 2009 and 2010 with cash flow from operations and existing cash and cash equivalents. We continue to focus on aligning inventory levels with expected sales trends and carefully managing our operating expenses. Our Bridge Plan initiatives are designed to put us back on the trajectory of our long-range plan for growth and leadership in the retail industry when the economic environment improves.

Cash and Cash Equivalents

At year-end 2008, we had approximately $2.4 billion of cash and cash equivalents, which represented approximately 67% of our $3.5 billion of outstanding long-term debt. As of January 31, 2009, we had no current maturities. Cash and cash equivalents decreased $180 million in 2008, including a $200 million repayment of long-term debt at maturity. Our cash investments are held in U.S. Treasury money market funds and a portfolio of highly rated bank deposits.

In addition to cash and cash equivalents, our liquidity position includes a five-year $1.2 billion unsecured revolving credit facility that was put in place in April 2005 (2005 Credit Agreement). See further discussion on the credit agreement on page 33. Our liquidity is further enhanced by the fact that our current debt portfolio and material lease agreements contain no provisions that could trigger acceleration of payments or collateral support in the event of adverse changes in our financial condition. However, our 2007 debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101% if there was a beneficial ownership change of 50% or more of our common stock and the debt was rated non-investment grade. This provision applies to $1 billion of our debt.

Free Cash Flow (Non-GAAP Financial Measure)

We define free cash flow as net cash provided by operating activities of continuing operations less capital expenditures and dividends paid, plus proceeds from sale of assets. Free cash flow is considered a non-GAAP financial measure under the rules of the Securities and Exchange Commission. We believe that free cash flow is a relevant indicator of our ability to repay maturing debt, revise our dividend policy or fund other uses of capital that we believe will enhance stockholder value. Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities and other obligations or payments made for business acquisitions. Therefore, we believe it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles net cash provided by operating activities of continuing operations, the most directly comparable GAAP measure, to free cash flow, a non-GAAP financial measure.

($ in millions)	2008	2007	2006
Net cash provided by operating activities of continuing operations (GAAP measure)	$1,155	$1,249 (1)	$1,258 (1)
Less:
Capital expenditures	(969)	(1,243)	(772)
Dividends paid, common	(178)	(174)	(153)
Plus:
Proceeds from sale of assets	13	26	20

Free cash flow (a non-GAAP financial measure)	$21	$(142)	$353

(1) Includes a $300 million discretionary cash contribution to our qualified pension plan in 2006. The approximately $110 million tax benefit related to the 2006 contribution was realized in 2007. No such contributions were made in 2008 or 2007.

Notwithstanding the difficult operating conditions in 2008, we generated $21 million of positive free cash flow, an improvement of $163 million over 2007.

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities of both continuing and discontinued operations:

($ in millions)	2008	2007	2006

Net cash provided by/(used in):

Continuing operations:
Operating activities	$1,155	$1,249 (1)	$1,258 (1)
Investing activities	(956)	(1,217)	(752)
Financing activities	(380)	(286)	(751)

Discontinued operations:
Operating activities	2	8	11
Investing activities	(1)	(25)	(32)
Financing activities	-	-	-

Net (decrease) in cash and cash equivalents	$(180)	$(271)	$(266)

(1) Includes a $300 million discretionary cash contribution to our qualified pension plan in 2006. The approximately $110 million tax benefit related to the 2006 contribution was realized in 2007. No such contributions were made in 2008 or 2007.

Cash Flow from Operating Activities – Continuing Operations

Our operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of the sales, profits and positive operating cash flows are realized. Cash requirements are highest in the third quarter as we build inventory levels in preparation for the holiday season. During 2008, our peak cash requirements declined more than 15% as we reduced inventory receipts. We expect peak cash requirements to further decline in 2009 as we continue to plan double digit sales declines and lower inventory receipts.

2008 cash flow from operating activities of continuing operations decreased compared to 2007 as the result of a decline in income from continuing operations impacted by the weakened consumer spending environment largely offset by effective inventory management. Based on our goal of maintaining a strong liquidity position, we elected to forego making a voluntary pension plan contribution in 2008.

Total inventory was $3,259 million at the end of 2008, down 10.5% from last year, primarily as a result of our effective inventory management in response to the challenging business environment, even with the addition of 35 new stores (26 net of relocations and closings.) On a comparable store basis, inventories were down approximately 13.5% from last year, including inventory for the major launch of American Living™ and the continued expansion of Sephora inside JCPenney. In response to the soft selling environment, we managed merchandise inventory down to desirable levels by reducing receipts and taking effective clearance actions. We believe that the inventory level at the end of 2008 is appropriately balanced and reflects our expected near-term sales trends, which are planned down 10% for comparable stores. Inventory turns for 2008, 2007 and 2006 were 3.06, 3.14 and 3.33, respectively.

Cash Flow from Investing Activities – Continuing Operations

In 2008 we had capital expenditures, including capitalized software costs of $969 million, which we used towards opening 35 new or relocated stores, 31 in our off-mall format. We also completed significant fixturing and store environment improvements in about 600 stores, as well as 24 major renovations and 90 store refurbishments. Capital expenditures, including capitalized software costs, were $1,243 million in 2007 and $772 million in 2006. The following provides a breakdown of capital expenditures:

($ in millions)	2008	2007	2006
New and relocated stores	$460	$687	$365
Store renewals and updates	322	389	266
Technology and other	187	167	141

Total	$969	$1,243	$772

We expect 2009 capital expenditures to be approximately $600 million principally relating to store renewals and updates, new stores and relocations, merchandise initiatives, technology and other support projects. We currently plan to open 17 new and relocated stores in 2009, of which 16 are expected to be off-mall and one in the Manhattan Mall in New York City. We also expect to modernize approximately 20 existing stores. Incorporating relocations and store closures, net square footage is expected to increase approximately 1.7% in 2009 compared to a 3.0% increase in 2008. Our 2009 capital expenditures are expected to be funded with cash flow from operations and existing cash and cash equivalent balances.

Cash Flow from Financing Activities – Continuing Operations

There were no issuances of new debt during 2008. Cash payments on long-term debt, including capital leases, totaled $203 million and consisted primarily of the August 2008 payment at maturity of $200 million outstanding principal amount of JCP’s 7.375% Notes Due 2008.

During 2007, we received $980 million in proceeds from the issuance of $1.0 billion aggregate principal amount in new senior notes, which was used in 2007 and 2008 for debt payments and general corporate purposes. Cash payments for long-term debt, including capital leases and early retirement premiums in 2007, totaled $746 million. In 2006, there were no issuances of long-term debt, and cash payments for long-term debt, including capital leases, totaled $21 million.

During 2008, we returned $178 million to stockholders through dividend payments. During 2007, we returned to stockholders $400 million through common stock repurchases and $174 million through dividend payments. In 2006, we returned to stockholders $750 million through common stock repurchases and $153 million through dividend payments.

We maintained our quarterly dividend on common stock at $0.20 per share in 2008. The dividend rate was raised to $0.20 per share beginning with the May 1, 2007 dividend payment. Quarterly dividends of $0.18 per share were paid in 2006. The Board reviews the dividend policy and rate on a quarterly basis, taking into consideration the overall financial and strategic outlook for the Company, earnings, liquidity and cash flow projections, as well as competitive factors. The Board approves and declares dividends on a quarterly basis.

Net proceeds from the exercise of stock options declined significantly in 2008 to $4 million, compared to $45 million in 2007 and $135 million in 2006. The decline was the result of fewer stock options being exercised due to the Company’s stock price being lower than the exercise price of the majority of our exercisable stock options.

Excess tax benefits realized from stock-based compensation were $1 million, $17 million and $39 million for 2008, 2007 and 2006, respectively.

Cash Flow and Financing Outlook

In 2009, our financing strategy will continue to focus on opportunities to maintain and even further strengthen our financial position, improve our credit profile and deliver value to stockholders. Our strong financial position provides continued financial flexibility to support our Bridge Plan. In March 2009, the Board declared a quarterly dividend to be paid on May 1, 2009 of $0.20 per share, unchanged from the prior quarterly dividend declaration.

For 2009, the operating and capital expenditure plans have been adjusted to reflect current operating conditions, while continuing to reinvest capital to drive the initiatives of our Bridge Plan. While we expect operating cash flow to decrease principally as a result of lower net income expectations, by moderating our capital expenditures we anticipate our free cash flow (a non-GAAP financial measure) to be positive for 2009. Until all of our credit ratings improve to competitive investment-grade levels, access to the capital markets for cash needs will retain an element of uncertainty. As such, we intend to maintain sufficient cash investment levels to ensure support for operational business needs, strategic initiatives and long-term debt maturities. We do not expect to borrow under our credit facility except to support ongoing letters of credit and we have no debt maturities in 2009. In accordance with our long-term financing strategy, we manage our financial position on a multi-year basis and may access the capital markets opportunistically.

Contractual Obligations and Commitments

Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of January 31, 2009 is presented in the following table.

($ in millions)	Total	2009		2010	2011	2012	2013	After 5 years
Recorded contractual obligations:
Long-term debt and capital leases(1)	$3,505	$-		$506	$-	$230	$-	$2,769
Trade payables	1,194	1,194		-	-	-	-	-
Unrecognized tax benefits(2)	192	88		-	-	-	-	104
Contributions to non-qualified supplemental retirement and postretirement medical plans(3)	280	29		30	27	29	28	137

	$5,171	$1,311		$536	$27	$259	$28	$3,010

Unrecorded contractual obligations:
Interest payments on long-term debt and capital leases	$6,304	$255	(4)	$235	$215	$215	$194	$5,190
Operating leases(5)	2,863	254		220	187	154	134	1,914
Standby and import letters of credit(6)	152	152		-	-	-	-	-
Surety bonds(7)	55	55		-	-	-	-	-
Contractual obligations(8)	259	106		59	43	34	17	-
Purchase orders(9)	2,083	2,083		-	-	-	-	-
Guarantees(10)	20	-		-	-	-	-	20

	$11,736	$2,905		$514	$445	$403	$345	$7,124

Total	$16,907	$4,216		$1,050	$472	$662	$373	$10,134

(1) The weighted-average maturity of long-term debt is 24 years.

(2) Represents management’s best estimate of the payments related to tax reserves under FIN 48. Based on the nature of these liabilities, the actual payments in any given year could vary significantly from these amounts. See Note 17 to the consolidated financial statements.

(3) Represents expected payments through 2018. Based on the accounting rules for retirement and postretirement benefit plans, the liabilities reflected in our Consolidated Balance Sheets differ from these estimated future payments. See Note 15 to the consolidated financial statements.

(4) Includes $92 million that is reflected in accrued expenses and other current liabilities in our Consolidated Balance Sheet at January 31, 2009. See Note 5 to the consolidated financial statements.

(5) Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured.

(6) Standby letters of credit, which totaled $148 million, are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims. The remaining $4 million are outstanding import letters of credit.

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

(10) Relates to a third-party reinsurance guarantee. See Note 18 to the consolidated financial statements.

Credit Agreement

The Company, JCP and J. C. Penney Purchasing Corporation are parties to a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Agreement is available for general corporate purposes, including the issuance of letters of credit. Pricing is tiered based on JCP’s senior unsecured long-term debt ratings by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. JCP’s obligations under the 2005 Credit Agreement are guaranteed by the Company. No borrowings, other than the issuance of trade and standby letters of credit, which totaled $152 million as of the end of 2008, have been made under this facility.

The 2005 Credit Agreement includes two financial leverage metric covenants, which we are required to satisfy, a leverage ratio covenant and a fixed charge coverage ratio covenant. The leverage ratio for 2008 was 2.2 to 1.0, remaining in compliance with the 2005 Credit Agreement covenant requirement of no more than 3.0 to 1.0. The fixed charge coverage ratio for 2008 was 3.9 to 1.0, also remaining in compliance with the 2005 Credit Agreement covenant requirement of at least 3.2 to 1.0. See further discussion in Note 8 to the consolidated financial statements.

In light of the current business and credit environment, we intend to amend and extend our credit agreement in 2009. The renewed facility would have similar covenants as our current facility but would be adjusted to remove the non-cash pension expense and to set the covenant thresholds in alignment with our 2009 operating plan expectations. Due to our lower expected working capital requirements, the new facility would be a smaller size than the current bank line. The facility would also likely require a pledge of inventory as collateral due to overall tight lending standards.

With our strong liquidity position, there is no critical need for a credit facility, since we do not expect to borrow under such a facility other than for the issuance of letters of credit. Nonetheless, we understand that a line of credit would provide further strength to our solid liquidity position during the Bridge Plan period.

Credit Ratings

Our credit ratings and outlook as of March 26, 2009 were as follows:

	Long-Term Debt	Outlook
Moody’s Investors Service, Inc.	Baa3	On Review
Standard & Poor’s Ratings Services	BBB-	Negative
Fitch Ratings	BBB-	Stable

Rating agencies consider the following factors in their rating decisions: changes in operating performance, comparable store sales, the economic environment, conditions in the retail industry, financial leverage and changes in our business strategy.

In February 2009, Standard and Poor’s Rating Services and Moody’s Investors Service, Inc. have both placed the Company on review for possible downgrade citing the unlikelihood that we could avoid sustained declines in comparable store sales.

During 2008, we maintained our investment-grade credit rating. In February 2009, Fitch Ratings downgraded our long-term debt rating to BBB- from BBB, citing expectations for continued weakness in comparable store sales through 2009. Fitch Ratings reaffirmed our stable rating outlook. In November 2008, Standard and Poor’s Ratings Services affirmed our long-term debt rating at BBB- and revised its outlook for the Company from stable to negative. The outlook revision reflected the challenging operating environment, which resulted in the acceleration of comparable store sales declines. In February 2008, Moody’s Investors Service, Inc. affirmed the Company’s long-term credit rating at Baa3 and revised its rating outlook to stable from positive, citing recent negative comparable store sales and uncertain overall economic outlook.

Despite the economic conditions that have impacted our operating performance, we continue to focus on restoring our competitive investment-grade credit ratings.

Off-Balance Sheet Arrangements

Management considers all on- and off-balance sheet debt in evaluating our overall liquidity position and capital structure. Other than operating leases, which are included in the Contractual Obligations and Commitments table on page 32, we do not have any off-balance sheet financing. See detailed disclosure regarding operating leases and their off-balance sheet present value in Note 14 to the consolidated financial statements.

As part of the 2001 sale of the assets of our Direct Marketing Services subsidiary, JCP signed a guarantee agreement with a maximum exposure of $20 million. Any potential claims or losses are first recovered from established reserves, then from the purchaser and finally from any state insurance guarantee fund before JCP’s guarantee would be invoked. As a result, we do not believe that any potential exposure would have a material effect on our consolidated financial statements.

We do not have any additional arrangements or relationships with entities that are not consolidated into the financial statements.

Common Stock

During 2006 to 2008, the number of outstanding shares of common stock changed as follows, primarily as a result of common stock repurchases:

(shares in millions)	2008	2007	2006
Balance at beginning of the year	222	226	233
Repurchase and retirement of common stock	-	(5)	(11)
Exercise of stock options	-	1	4

Balance at end of year	222	222	226

Common Stock Repurchases

As authorized by the Board in March 2007, we repurchased 5.1 million shares of common stock for $400 million during the second quarter of 2007 and as authorized by the Board in February 2006, we repurchased 11.3 million shares of common stock for $750 million during 2006. The 2007 and 2006 stock repurchase programs were funded with cash proceeds from employee stock option exercises and existing cash and cash equivalent balances. Common stock was retired on the same day it was repurchased. There are no outstanding Board authorizations to repurchase common stock.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires that we make estimates and use assumptions that in some instances may materially affect amounts reported in the accompanying consolidated financial statements. In preparing these financial statements, we have made our best estimates and judgments based on history and current trends, as well as other factors that we believe are relevant at the time of the preparation of our consolidated financial statements. Historically, actual results have not differed materially from estimates; however, future events and their effects cannot be determined with certainty and as a result, actual results could differ from our assumptions and estimates.

We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors. The Audit Committee has reviewed our disclosures relating to these policies in this MD&A. See Note 1 to the consolidated financial statements for a description of all of our significant accounting policies.

Inventory Valuation under the Retail Method

Inventories are valued primarily at the lower of cost (using the last-in, first-out or “LIFO” method) or market, determined by the retail method for department stores, store distribution centers and regional warehouses and standard cost, representing average vendor cost, for Direct (catalog and Internet). Under the retail method, retail values are converted to a cost basis by applying specific average cost factors to groupings of merchandise. The retail method inherently requires management judgment and certain estimates that may significantly impact the ending inventory valuation at cost, as well as gross margin. Two of the most significant estimates are permanent reductions to retail prices (markdowns) used to clear unproductive or slow-moving inventory and inventory shortages (shrinkage).

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

We do not believe that the assumptions used in these estimates will change significantly based on prior experience. A 10% increase or decrease in the markdown reserve at year-end 2008 would have impacted net income by approximately $5 million. A 10% increase or decrease in the estimated inventory shrinkage reserve at year-end 2008 would have impacted net income by approximately $6 million.

Valuation of Long-Lived Assets

We evaluate recoverability of long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as historical operating losses or plans to close stores and dispose of or sell long-lived assets before the end of their previously estimated useful lives. Additionally, for store assets, in the fourth quarter of each fiscal year we separately test the performance of individual stores and underperforming stores are selected for further evaluation of the recoverability of the carrying amounts. If the evaluation, performed on an undiscounted cash flow basis, indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured as the excess of carrying value over the fair value of the impaired asset. The impairment calculation requires us to apply estimates for future cash flows and use judgments for qualitative factors such as local market conditions, operating environment, mall performance and other trends. For stores, we estimate fair value based on a projected discounted cash flow method using a discount rate that is considered commensurate with the risk inherent in our current business model and for assets other than stores, we generally base fair value on either appraised value or projected discounted cash flows.

We recognize an impairment loss in the period in which it occurs. The carrying value is adjusted to the new carrying value and any subsequent increases in fair value are not recorded. If it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset. Impairment losses totaling $21 million, $1 million and $2 million in 2008, 2007 and 2006, respectively, were recorded in the Consolidated Statement of Operations in the real estate and other, net line item. The 2008 impairment charges include primarily a department store, a real estate joint venture property and other corporate assets. While we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairments, if actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Reserves and Valuation Allowances

Based on an overall analysis of store performance and expected trends, we periodically evaluate the need to close underperforming stores. Reserves are established at the point of closure for the present value of any remaining operating lease obligations (PVOL), net of estimated sublease income, and at the point of decision for severance and other exit costs, as prescribed by SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” See further discussion in Note 1 to the consolidated financial statements on page F-14. Two key assumptions in calculating the reserve include the timeframe expected to terminate lease agreements and estimation of other related exit costs. If different assumptions were used regarding the timing and potential termination costs, the resulting reserves could vary from recorded amounts. Reserves are reviewed periodically and adjusted, when necessary.

We record a provision for workers’ compensation and general liability risk based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims and projected loss development factors. We target this provision above the midpoint of the actuarial range, and total estimated claim liability amounts are discounted using a risk-free rate. We do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant fluctuation in net income. However, a 10% variance in the workers’ compensation and general liability reserves at year-end 2008 would have affected net income by approximately $14 million.

Income taxes are estimated for each jurisdiction in which we operate. This involves assessing the current tax exposure together with temporary differences, which result from differing treatment of items for tax and book purposes. Deferred tax assets and liabilities are provided for based on these assessments. Deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed unlikely, a valuation allowance is recorded. Effective February 4, 2007, tax contingency accruals are measured and recorded in accordance with the Financial Accounting Standards Board’s (FASB’s) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48), which is discussed in Note 17 to the consolidated financial statements. Previously, such accruals were provided when the Company considered that it was probable that taxes would be due. Tax contingency accruals are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions. We do not expect the outcome of tax audits to have a material adverse effect on our financial condition, results of operations or cash flow. Many years of data have been incorporated into the determination of tax reserves, and our estimates have historically been reasonable.

As of January 31, 2009, we estimated our total potential environmental liabilities to range from $34 million to $46 million and recorded our best estimate of $39 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former Eckerd drugstore locations, and asbestos removal in connection with approved plans to renovate or dispose of Company facilities. Even if we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations, or liquidity.

In establishing our reserves for liabilities associated with underground storage tanks, we maintain and periodically update an inventory listing of potentially impacted sites. The estimated cost of remediation efforts is based on our historical experience, as well as industry and other published data. With respect to our former Eckerd operations, we accessed extensive databases of environmental matters, including data from the Environmental Protection Agency, to estimate the cost of remediation. Our experience, as well as relevant data, was used to develop a range of potential liabilities, and a reserve was established at the time of the Eckerd sale. The Eckerd reserve is adjusted as payments are made or new information becomes known. Reserves for asbestos removal are based on our known liabilities in connection with approved plans for store modernization, renovations, or dispositions of store locations.

We believe the established reserves, as adjusted, are adequate to cover estimated potential liabilities.

Pension

Pension Accounting

We maintain a qualified funded defined benefit pension plan (primary plan) and smaller non-qualified unfunded supplemental defined benefit plans. The accounting for these plans is covered under SFAS 87, “Employers’ Accounting for Pensions,” and SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The determination of pension expense is the result of actuarial calculations that are based on important assumptions about pension assets and liabilities. The most important of these are the rate of return on assets and the discount rate assumptions. These assumptions require significant judgment and a change in any one of them could have a significant effect on our pension expense reported in the Consolidated Statements of Operations, as well as in the liability and equity sections of the Consolidated Balance Sheets. Pension expense is reported separately on the Consolidated Statement of Operations. Refer to Note 1 to the consolidated financial statements for a discussion of the reclassification of pension (income)/expense on page F-8.

The following table reflects our rate of return and discount rate assumptions:

	2008		2007	2006
Expected return on plan assets	8.9%		8.9%	8.9%
Discount rate for pension expense	6.54	%(1)	5.85%	5.80%
Discount rate for pension obligation	6.95%		6.46%	5.85%

(1) Reflects a rate change from the prior year discount rate for pension obligation due to the measurement date provision of SFAS 158.

Return on Plan Assets and Impact on Earnings

For the primary plan, we apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the more commonly used calculated value method (referred to as smoothing of assets), which is also permitted under SFAS 87. Our primary pension plan is well diversified with an asset allocation policy that provides for a targeted 70%, 20% and 10% mix of equities (U.S., non-U.S. and private), fixed income (investment-grade and high-yield) and real estate (private and public), respectively. This allocation provides the pension plan with the appropriate balance of investment return and volatility risk, given the funded nature of the plan, our present and future liability characteristics and our long-term investment horizon. As a result of recent negative returns in the capital markets and lower expected future returns, we reduced the expected rate of return assumption to 8.4% from 8.9% beginning in 2009, which equals the historical rate of return since the plan’s inception in 1966. The actual rate of return of (30)%, measured on January 31, 2009, versus the expected return on assets resulted in a negative funded status of the primary pension plan of $275 million, and in a large increase in unrecognized losses that reduced equity through other comprehensive income. The significant balance in unrecognized losses will result in a material swing in pension expense in 2009 versus the pension credit recorded in 2008.

Discount Rate

The discount rate assumption used to determine our postretirement obligations was based on an externally published yield curve, which is determined by the plan’s actuary. The yield curve is a hypothetical AA yield curve represented by a series of bonds maturing from 6 months to 30 years, designed to match the corresponding pension benefit cash payments to retirees. Each underlying bond issue is required to have a rating of Aa2 or better by Moody’s Investors Service, Inc. or a rating of AA or better by Standard & Poor’s Ratings Services. We believe the yield curve provides a better match to the timing and amount of expected benefit payments. The discount rate increased to 6.95% from 6.54% as of January 31, 2009 and will have a small positive impact on 2009 expected pension expense.

Sensitivity

The sensitivity of the pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in expense of approximately $0.05 per share. An increase or decrease in the discount rate of one-half of one percent would decrease or increase the expense by approximately $0.10 per share.

Pension Funding

Funding requirements for our primary pension plan are determined under ERISA rules, as amended by the Pension Protection Act of 2006. As a result of the strong funded status of the pension plan, we are not required to make contributions in 2009 or 2010. However, we may make discretionary voluntary contributions taking into account liquidity and capital resource availability and capital market conditions.

Our funding policy is to maintain a well-funded pension plan throughout all business and economic cycles. Maintaining a well-funded plan over time provides additional financial flexibility, which includes lower pension expense and reduced cash contributions, especially in the event of a decline in the capital markets. In addition, a well-funded plan assures associates of the plan’s and our financial ability to continue to provide competitive retirement benefits, while at the same time being cost effective.

Consistent with our objectives, we contributed $1.2 billion on a pre-tax basis, or $300 million per year in 2006, 2004, 2003 and 2002. These contributions have helped to mitigate the negative returns from the downward cycle experienced in 2008 and have allowed the plan to continue to meet regulatory funding requirements.

Recent Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements under the section titled Recent Accounting Pronouncements beginning on page F-14.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements made within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. The words expect, plan, anticipate, believe, intend, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to known and unknown risks and uncertainties that may cause our actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, trade restrictions, changes in tariff, freight, paper and postal rates, changes in cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, risks associated with war, an act of terrorism or pandemic, and a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information. Furthermore, our Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, beginning on page 4. We intend the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We maintain a majority of our cash and cash equivalents in financial instruments with original maturities of three months or less. Such investments are subject to interest rate risk and may have a small decline in value if interest rates increase. Since the financial instruments are of short duration, a change of 100 basis points in interest rates would not have a material effect on our financial condition.

All of our outstanding long-term debt as of January 31, 2009 is at fixed interest rates and would not be affected by interest rate changes. Future borrowings under our multi-year revolving credit facility, to the extent that fluctuating rate loans were used, would be affected by interest rate changes. As of January 31, 2009, no borrowings were outstanding under the facility other than the issuance of trade and standby letters of credit, which totaled $152 million. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. At January 31, 2009 long-term debt, excluding capital leases and other, had a carrying value of $3.5 billion and a fair value of $2.6 billion. At February 2, 2008, long-term debt, excluding capital leases and other, had a carrying value of $3.7 billion and a fair value of $3.6 billion.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of assets in our qualified pension plan. Significant declines in pension assets during 2008 due to the sharp declines in the capital markets resulted in a negative funded status of $275 million in the primary pension plan. At the January 31, 2009 measurement date, plan assets of $3.4 billion were approximately 93% of the $3.7 billion pension liability. Under ERISA rules, as amended by the Pension Protection Act of 2006, the funded status of the plan exceeded 100% as of December 31, 2008, the qualified pension plan’s year end. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

Item 8.    Financial Statements and Supplementary Data.

See the Index to Consolidated Financial Statements on Page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The management of our Company has assessed the effectiveness of our Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on its assessment, the management of our Company believes that, as of January 31, 2009, our Company’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, the registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our Company’s internal control over financial reporting. This attestation report appears on page 42.

There were no changes in our Company’s internal control over financial reporting during the fourth quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

J. C. Penney Company, Inc.:

We have audited J. C. Penney Company, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J. C. Penney Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, J. C. Penney Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2009, and our report dated March 30, 2009 expressed an unqualified opinion on those consolidated financial statements.

Dallas, Texas

March 30, 2009

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I under the caption “Executive Officers of the Registrant” of this Annual Report on Form 10-K.

The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Election of Directors,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for 2009, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

Our Company has adopted a code of ethics for officers and employees, which applies to, among others, our Company’s principal executive officer, principal financial officer, and principal accounting officer, and which is known as the “Statement of Business Ethics.” We have also adopted certain ethical principles and policies for our directors, which are set forth in Article V of our Corporate Governance Guidelines. The Statement of Business Ethics and Corporate Governance Guidelines are available on our Web site at www.jcpenney.net. Additionally, we will provide copies of these documents without charge upon request made to:

J. C. Penney Company, Inc.

Office of Investor Relations

6501 Legacy Drive

Plano, Texas 75024

(Telephone 972-431-3436)

Our Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver of any provision of the Statement of Business Ethics that applies to any officer of our Company by posting such information on our Web site at www.jcpenney.net.

Copies of our Company’s Audit Committee, Human Resources and Compensation Committee, the Committee of the Whole and Corporate Governance Committee Charters are also available on our Web site at www.jcpenney.net. Copies of these documents will likewise be provided without charge upon request made to the address or telephone number provided above.

Item 11.    Executive Compensation.

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2008,” “Outstanding Equity Awards at Fiscal Year-End 2008,” “Option Exercises

and Stock Vested for Fiscal 2008,” “Pension Benefits,” “Nonqualified Deferred Compensation for Fiscal 2008,” “Potential Payments and Benefits on Termination of Employment” and “Director Compensation for Fiscal 2008” in the Company’s definitive proxy statement for 2009, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan(s) Information” in our Company’s definitive proxy statement for 2009, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included under the captions “Board Independence” and “Policies and Procedures with Respect to Related Person Transactions” in our Company’s definitive proxy statement for 2009, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in our Company’s definitive proxy statement for 2009, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

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

Dated: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

M. E. Ullman, III* M. E. Ullman, III	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	March 31, 2009

K. C. Hicks* K. C. Hicks	President and Chief Merchandising Officer; Director	March 31, 2009

/s/ R. B. Cavanaugh R. B. Cavanaugh	Executive Vice President and Chief Financial Officer (principal financial officer)	March 31, 2009

D. P. Miller* D. P. Miller	Senior Vice President and Controller (principal accounting officer)	March 31, 2009

C. C. Barrett* C. C. Barrett	Director	March 31, 2009

M. A. Burns* M. A. Burns	Director	March 31, 2009

M. K. Clark* M. K. Clark	Director	March 31, 2009

T. J. Engibous* T. J. Engibous	Director	March 31, 2009

K. B. Foster* K. B. Foster	Director	March 31, 2009

B. Osborne* B. Osborne	Director	March 31, 2009

L. H. Roberts* L. H. Roberts	Director	March 31, 2009

J. G. Teruel* J. G. Teruel	Director	March 31, 2009

R. G. Turner* R. G. Turner	Director	March 31, 2009

M. E. West* M. E. West	Director	March 31, 2009

*By:	/s/ R. B. Cavanaugh
R. B. Cavanaugh
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J.C. Penney Company, Inc.:

We have audited the accompanying consolidated balance sheets of J.C. Penney Company, Inc. and subsidiaries as of January 31, 2009 and February 2 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.C. Penney Company, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” in fiscal year 2008, and FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” on February 4, 2007. Also as discussed in Note 1, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on February 3, 2008, and the recognition and disclosure provisions of SFAS No. 158 on February 3, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J.C. Penney Company Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Dallas, Texas

March 30, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	2008	2007	2006
Total net sales	$18,486	$19,860	$19,903
Cost of goods sold	11,571	12,189	12,078

Gross margin	6,915	7,671	7,825
Operating expenses:
Selling, general and administrative (SG&A)	5,395	5,402	5,470
Pension (income)/expense	(90)	(45)	51
Depreciation and amortization	469	426	389
Pre-opening	31	46	27
Real estate and other (income), net	(25)	(46)	(34)

Total operating expenses	5,780	5,783	5,903

Operating income	1,135	1,888	1,922
Net interest expense	225	153	130
Bond premiums and unamortized costs	-	12	-

Income from continuing operations before income taxes	910	1,723	1,792
Income tax expense	343	618	658

Income from continuing operations	567	1,105	1,134
Income from discontinued operations, net of income tax (benefit)/expense of $(3), $4 and $(17)	5	6	19

Net income	$572	$1,111	$1,153

Basic earnings per share:
Continuing operations	$2.55	$4.96	$4.95
Discontinued operations	0.03	0.03	0.08

Net income	$2.58	$4.99	$5.03

Diluted earnings per share:
Continuing operations	$2.54	$4.90	$4.88
Discontinued operations	0.03	0.03	0.08

Net income	$2.57	$4.93	$4.96

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

($ in millions, except per share data)	2008	2007
Assets
Current assets
Cash and cash equivalents	$2,352	$2,532
Merchandise inventory (net of LIFO reserves of $2 and $1)	3,259	3,641
Income taxes receivable	352	313
Prepaid expenses and other	257	265

Total current assets	6,220	6,751
Property and equipment, net	5,367	4,959
Prepaid pension	-	2,030
Other assets	424	569

Total Assets	$12,011	$14,309

Liabilities and Stockholders’ Equity
Current liabilities
Trade payables	$1,194	$1,472
Accrued expenses and other current liabilities	1,600	1,663
Current maturities of long-term debt	-	203

Total current liabilities	2,794	3,338
Long-term debt	3,505	3,505
Deferred taxes	599	1,463
Other liabilities	958	691

Total Liabilities	7,856	8,997
Stockholders’ Equity
Common stock(1)	111	111
Additional paid-in capital	3,499	3,453
Reinvested earnings	1,959	1,540
Accumulated other comprehensive (loss)/income	(1,414)	208

Total Stockholders’ Equity	4,155	5,312

Total Liabilities and Stockholders’ Equity	$12,011	$14,309

(1) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. At January 31, 2009 and February 2, 2008, 222 million shares were issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity

January 28, 2006	233	$116	$3,363	$512	$16	$4,007
Net income	-	-	-	1,153	-	1,153
Unrealized gain on investments, net of tax of $(29)	-	-	-	-	48	48
Non-qualified plan minimum liability adjustment, net of tax of $3	-	-	-	-	(6)	(6)

Total comprehensive income						$1,195

Adjustment to initially apply SFAS 158, net of tax of $150(1)	-	-	-	-	(234)	(234)
Dividends declared, common ($0.72 per share)	-	-	-	(165)	-	(165)
Common stock issued	4	2	130	-	-	132
Common stock repurchased and retired	(11)	(6)	(166)	(578)	-	(750)
Vesting of share-based payments	-	-	103	-	-	103

February 3, 2007	226	112	3,430	922	(176)	4,288
Adjustment to initially apply FIN 48 on February 4, 2007(2)	-	-	-	5	-	5

Adjusted balances at February 4, 2007	226	112	3,430	927	(176)	4,293
Net income	-	-	-	1,111	-	1,111
Unrealized (loss) on investments, net of tax of $29	-	-	-	-	(51)	(51)
Net actuarial gain/(loss) and prior service (cost)/credit adjustment, net of tax of $(278)	-	-	-	-	435	435

Total comprehensive income						$1,495

Dividends declared, common ($0.80 per share)	-	-	-	(178)	-	(178)
Common stock issued	1	1	38	-	-	39
Common stock repurchased and retired	(5)	(2)	(78)	(320)	-	(400)
Vesting of share-based payments	-	-	63	-	-	63

February 2, 2008	222	111	3,453	1,540	208	5,312
SFAS 158 opening balance measurement date adjustment for 2007, net of tax of $(16)(3)	-	-	-	26	-	26
SFAS 158 opening balance measurement date adjustment for 2008, net of tax of $218(3)	-	-	-	-	(343)	(343)

Adjusted balances at February 3, 2008	222	111	3,453	1,566	(135)	4,995
Net income	-	-	-	572	-	572
Unrealized (loss) on investments, net of tax of $56	-	-	-	-	(100)	(100)
Net actuarial gain/(loss) and prior service (cost)/credit adjustment, net of tax of $752	-	-	-	-	(1,179)	(1,179)

Total comprehensive (loss)						$(707)

Dividends declared, common ($0.80 per share)	-	-	-	(179)	-	(179)
Common stock issued	-	-	1	-	-	1
Vesting of share-based payments	-	-	45	-	-	45

January 31, 2009	222	$111	$3,499	$1,959	$(1,414)	$4,155

(1) Reflects the adoption of the recognition provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note 15.

(2) Reflects the adoption of the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” See Note 1.

(3) Reflects the adoption of the measurement date provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note 15.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2008	2007	2006
Cash flows from operating activities:
Net income	$572	$1,111	$1,153
(Income) from discontinued operations	(5)	(6)	(19)
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments, PVOL and other unit closing costs	29	5	4
Depreciation and amortization	469	426	389
Net (gains) on sale of assets	(10)	(12)	(8)
Benefit plans (income)	(201)	(155)	(51)
Pension contribution	-	-	(300)
Stock-based compensation	47	45	60
Tax benefits from stock-based compensation	6	9	6
Deferred taxes	167	37	(6)
Change in cash from:
Inventory	382	(241)	(190)
Prepaid expenses and other assets	25	51	(5)
Trade payables	(278)	106	195
Current income taxes payable	(36)	(66)	(1)
Accrued expenses and other	(12)	(61)	31

Net cash provided by operating activities of continuing operations	1,155	1,249	1,258

Cash flows from investing activities:
Capital expenditures	(969)	(1,243)	(772)
Proceeds from sale of assets	13	26	20

Net cash (used in) investing activities of continuing operations	(956)	(1,217)	(752)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	980	-
Payments of long-term debt, including capital leases and bond premiums	(203)	(746)	(21)
Common stock repurchased	-	(400)	(750)
Dividends paid, common	(178)	(174)	(153)
Proceeds from stock options exercised	4	45	135
Excess tax benefits from stock-based compensation	1	17	39
Tax withholding payments reimbursed by restricted stock	(4)	(8)	(1)

Net cash (used in) financing activities of continuing operations	(380)	(286)	(751)

Cash flows from discontinued operations:
Operating cash flows	2	8	11
Investing cash flows	(1)	(25)	(32)
Financing cash flows	-	-	-

Total cash received/(paid) for discontinued operations	1	(17)	(21)

Net (decrease) in cash and cash equivalents	(180)	(271)	(266)
Cash and cash equivalents at beginning of year	2,532	2,803	3,069

Cash and cash equivalents at end of year	$2,352	$2,532	$2,803

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

JCPenney was founded by James Cash Penney in 1902 and has grown to be a major national retailer, operating 1,093 JCPenney department stores throughout the continental United States, Alaska and Puerto Rico, as well as through the Internet at jcp.com and catalog. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, and home furnishings. In addition, our department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

Basis of Presentation

The consolidated financial statements present the results of J. C. Penney Company, Inc. and our subsidiaries (the Company or JCPenney). All significant intercompany transactions and balances have been eliminated in consolidation.

We have a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and J. C. Penney Company, Inc. was incorporated in Delaware in 2002, when the holding company structure was implemented. The holding company has no direct subsidiaries other than JCP, and has no independent assets or operations.

Our Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. We guarantee certain of JCP’s outstanding debt securities fully and unconditionally.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years.

Fiscal Year	Ended	Weeks
2008	January 31, 2009	52
2007	February 2, 2008	52
2006	February 3, 2007	53

Use of Estimates

The preparation of financial statements, in conformity with U. S. generally accepted accounting principles (GAAP), requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from these estimates, we do not expect the differences, if any, to have a material effect on the financial statements.

The most significant estimates relate to: inventory valuation under the retail method, specifically permanent reductions to retail prices (markdowns) and adjustments for shortages (shrinkage); valuation of long-lived assets; valuation allowances and reserves for workers’ compensation and general liability, environmental contingencies, income taxes and litigation; and pension accounting. Workers’ compensation and general liability reserves are based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims. Environmental remediation reserves are estimated using a range of potential liability, based on our experience and consultation with in-house legal counsel, as appropriate. Income taxes are estimated for each jurisdiction in which we operate. Deferred tax assets are evaluated for recoverability, and a valuation allowance is recorded if it is deemed more likely than not that the asset will not be realized. Effective February 4, 2007, we began to measure and record tax contingency accruals in accordance with the Financial Accounting Standards Board’s (FASB’s) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). See additional discussion of FIN 48 in Note 17. During 2006, the valuation allowance previously established for state net operating losses was reversed based on management’s assessment that we will more likely than not generate sufficient income over the next several years to utilize the losses. Litigation reserves are based on management’s best estimate of potential liability, with consultation of in-house and outside counsel. Related to pension accounting, the selection of assumptions, including the estimated rate of return on plan assets and the discount rate, impacts the actuarially determined amounts reflected in our consolidated financial statements.

Reclassifications

Certain reclassifications were made to prior year amounts to conform to the current period presentation. None of the reclassifications affected our net income in any period.

Receivables

In order to clarify and more accurately classify the amounts recorded in the balance sheet line item “Receivables”, income taxes receivable of $352 million, as of January 31, 2009, is shown separately on the face of the balance sheet. The other significant component of receivables represented end-of-period sales transactions, involving credit cards awaiting settlement early in the following period, of $56 million as of January 31, 2009 and was reclassified to cash and cash equivalents due to its highly liquid nature. The remaining portion of receivables of $39 million, as of January 31, 2009, representing other current assets was reclassified to prepaid expenses and other. To ensure conformity between the reporting periods presented, we also made the same reclassification to the Consolidated Balance Sheets as of year-end 2007 as shown in the following table:

($ in millions)	2007
Receivables – as previously reported	$430
Credit card sales settlements	(61)
Other current assets	(56)

Income taxes receivable – as reclassified	$313

Cash and short-term investments – as previously reported	$2,471
Credit card sales settlements	61

Cash and cash equivalents – as reclassified	$2,532

Prepaid expenses – as previously reported	$209
Other current assets	56

Prepaid expenses and other – as reclassified	$265

Pension (Income)/Expense

A significant decline in pension plan assets during 2008 will have a material negative impact on pension expense to be recorded beginning in 2009 – see page 25 for more details. The year-over-year swing in pension expense materially affects the year-to-year comparability of selling, general and administrative (SG&A) expenses. In order to present SG&A expenses on a more comparable basis and be more reflective of recent trends, the pension expense has been removed and reclassified to a separate line item on the Consolidated Statements of Operations.

For the year ended January 31, 2009, we reclassified $(90) million of pension (income) from SG&A expenses to the line item pension (income)/expense on the Consolidated Statements of Operations. This reclassification improves comparability of the components of SG&A, as well as provides transparency into pension (income)/expense reporting. The table below shows the reclassification as of 2007 and 2006.

($ in millions)	2007	2006
Selling, general and administrative (SG&A) – as previously reported	$5,357	$5,521
Pension (income)/expense	(45)	51

Selling, general and administrative (SG&A) – as reclassified	$5,402	$5,470

Merchandise and Services Revenue Recognition

Total net sales, which exclude sales taxes and are net of estimated returns, are recorded at the point of sale when payment is made and the customer takes possession of the merchandise in department stores, at the point of shipment of merchandise ordered through Direct (Internet/catalog) or, in the case of services, at the time the customer has received the benefit of the service, such as salon, portrait, optical or custom decorating. Commissions earned on sales generated by licensed departments are included as a component of total net sales. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold. We provide for estimated future returns based on historical return rates and sales levels.

Gift Card Revenue Recognition

At the time gift cards are sold, no revenue is recognized; rather, a liability is established for the face amount of the card. The liability remains recorded until the earlier of redemption, escheatment or 60 months. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. We escheat a portion of unredeemed gift cards according to Delaware escheatment requirements that govern remittance of the cost of the merchandise portion of unredeemed gift cards over five years old. After reflecting the amount escheated, any remaining liability after 60 months (referred to as breakage) is relieved and recognized as a reduction of SG&A expenses as an offset to the costs of administering the gift card program. It is our historical experience that the likelihood of redemption after 60 months is remote. The liability for gift cards is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets and was $215 million and $231 million at January 31, 2009 and February 2, 2008, respectively.

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

Selling, General and Administrative Expenses

SG&A expenses include the following costs, except as related to merchandise buying, sourcing, warehousing or distribution activities: salaries, marketing costs, occupancy and rent expense, utilities and maintenance, costs related to information technology, administrative costs related to our home office and district and regional operations, real and personal property and other taxes (excluding income taxes) and credit card fees.

Advertising

Advertising costs, which include newspaper, television, radio and other media advertising, are expensed either as incurred or the first time the advertisement occurs. Total advertising costs, net of cooperative advertising vendor reimbursements of $167 million, $210 million and $163 million for 2008, 2007 and 2006, respectively, were $1,314 million, $1,316 million and $1,317 million. These totals include direct-to-consumer advertising, consisting of catalog book costs and Internet advertising, of $331 million, $346 million and $357 million for 2008, 2007 and 2006, respectively. Catalog book preparation and printing costs, which are considered direct response advertising, are charged to expense over the productive life of the catalog, not to exceed eight months. Deferred catalog book costs of $35 million at January 31, 2009 and $41 million at February 2, 2008 were included in prepaid expenses and other on the Consolidated Balance Sheets.

Vendor Allowances

We receive vendor support in the form of cash payments or allowances through a variety of reimbursements such as cooperative advertising, markdowns, vendor shipping and packaging compliance and defective merchandise. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. In accordance with Emerging Issues Task Force (EITF) 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” depending on the arrangement, we either recognize the allowance as a reduction of current costs or defer the payment over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.

For cooperative advertising programs offered by national brands, we generally offset the allowances against the related advertising expense. Certain programs require proof-of-advertising to be provided to the vendor to support the reimbursement of the incurred cost. Programs that do not require proof-of-advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor’s label. If the allowance exceeds the advertising costs incurred on a vendor-specific basis, then the excess allowance for the vendor is recorded as a reduction of merchandise cost.

Markdown reimbursements related to merchandise that has been sold are negotiated and documented by our buying teams and are credited directly to cost of goods sold in the period received. If vendor allowances are received prior to merchandise being sold, they are recorded as a reduction of merchandise cost.

Vendor compliance charges reimburse us for incremental merchandise handling expenses incurred due to a vendor’s failure to comply with our established shipping or merchandise preparation requirements. Vendor compliance charges are recorded as a reduction of merchandise handling costs.

Pre-Opening Expense

Subsequent to the construction/build-out period of store facilities, costs associated with the pre-opening phase, including advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rental costs, if applicable, are expensed in the period incurred. Due to the adoption of FASB Staff Position (FSP) 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” beginning in 2006, rental costs incurred during the construction/buildout period are also included in pre-opening expense. Previously, such costs were capitalized as part of the building or leasehold improvement. In total, pre-opening expense was $31 million, $46 million and $27 million, respectively, for 2008, 2007 and 2006.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense on our Consolidated Statements of Operations.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of two components: net income and other comprehensive income/(loss). For all years presented, other comprehensive income/(loss) includes unrealized net actuarial gains/(losses) from pension and other postretirement benefit plans, and unrealized gains/(losses) on investments. On February 3, 2008, the opening balance of other comprehensive income/(loss) was adjusted for the SFAS 158 measurement date provision from the prior measurement date of October 31, 2007. Beginning in 2007, other comprehensive income/(loss) reflects gain or loss and prior service cost arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost during the period, all net of tax. For years prior to 2007, other comprehensive income/(loss) also included non-qualified plan minimum liability adjustments, net of tax. However, as reflected on the Consolidated Statements of Stockholders’ Equity, the February 3, 2007 balance of accumulated other comprehensive income/(loss) was adjusted to reflect the recognition provisions of SFAS 158, which resulted in the reversal of the additional minimum liability and the recognition of net actuarial losses and prior service costs not yet included in periodic pension/postretirement cost, net of tax. See the Retirement-Related Benefits accounting policy on page F-13 and Note 15 for further discussion regarding the measurement date provision adjustments.

Cash and Cash Equivalents

Cash and cash equivalents were $2,352 million and $2,532 million for year-end 2008 and year-end 2007, respectively. All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. Cash equivalents consist primarily of short-term U.S. Treasury money market funds and a portfolio of highly rated bank deposits and are stated at cost, which approximates fair market value due to the short-term maturity. There are no restricted investment balances at year-end 2008. Cash and cash equivalents include restricted balances of $49 million at year-end 2007. At year-end 2007, restricted balances contained pledged collateral for a portion of casualty insurance program liabilities. Cash and cash equivalents also includes credit card sales transactions that are settled early in the following period. Refer to Reclassifications on page F-8 for a description of the 2008 reclassification of these transactions to cash and cash equivalents.

Merchandise Inventories

Inventories are valued primarily at the lower of cost (using the last-in, first-out or “LIFO” method) or market, determined by the retail method for department stores, regional warehouses and store distribution centers, and standard cost, representing average vendor cost, for Direct. The lower of cost or market is determined on an aggregate basis for similar types of merchandise. To estimate the effects of inflation/deflation on ending inventory, an internal index measuring price changes from the beginning to the end of the year is calculated using merchandise cost data at the item level.

Total LIFO (charges)/credits included in cost of goods sold were $(1) million, $7 million and $16 million in 2008, 2007 and 2006, respectively. If the first-in, first-out or “FIFO” method of inventory valuation had been used instead of the LIFO method, inventories would have been $2 million and $1 million higher at January 31, 2009 and February 2, 2008, respectively.

Property and Equipment, Net

($ in millions)	Estimated Useful Lives (Years)	2008	2007

Land	N/A	$308	$303
Buildings	50	4,090	3,670
Furniture and equipment	3-20	2,364	2,241
Leasehold improvements		1,044	964
Accumulated depreciation		(2,439)	(2,219)

Property and equipment, net		$5,367	$4,959

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

We account for our conditional asset retirement obligations, which are primarily related to asbestos removal, based on the guidance in FIN 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143.” FIN 47 requires us to recognize a liability for the fair value of the conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated.

Capitalized Software Costs

Costs associated with the acquisition or development of major software for internal use are capitalized in other assets in our Consolidated Balance Sheets and are amortized over the expected useful life of the software, generally between three and seven years. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period incurred.

Impairment of Long-Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate long-lived assets such as stores, property and equipment and other corporate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the assets or our overall business strategies. Potential impairment exists if the estimated undiscounted cash flows expected to result from the use of the asset plus any net proceeds expected from disposition of the asset are less than the carrying value of the asset. The amount of the impairment loss represents the excess of the carrying value of the asset over its fair value. For stores, we estimate fair value based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in our current business model and for assets other than stores, we generally base fair value on either appraised value or projected discounted cash flows. Additional factors are taken into consideration, such as local market conditions, operating environment, mall performance and other trends.

We recorded impairment losses totaling $21 million, $1 million and $2 million in 2008, 2007 and 2006, respectively. For 2008, impairment charges were primarily for a department store, a real estate joint venture and other corporate assets. These charges are reflected in real estate and other (income), net in the accompanying Consolidated Statements of Operations. See further discussion in Note 16.

Leases

We use a consistent lease term when calculating depreciation of leasehold improvements, determining straight-line rent expense and determining classification of leases as either operating or capital. For purposes of recognizing incentives, premiums, rent holidays and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the property and begin to make improvements in preparation of its intended use. Renewal options determined to be reasonably assured are also included in the lease term. Some leases require additional payments based on sales and are recorded in rent expense when the contingent rent is probable.

Some of our lease agreements contain developer/tenant allowances. Upon receipt of such allowances, we record a deferred rent liability in other liabilities on the Consolidated Balance Sheets. The allowances are then amortized on a straight-line basis over the remaining terms of the corresponding leases as a reduction of rent expense.

Retirement-Related Benefits

On February 3, 2007, we adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 required us to recognize the funded status – the difference between the fair value of plan assets and the plan’s benefit obligation – of our defined benefit pension and postretirement plans directly on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Beginning in 2007, adjustments to other comprehensive income/(loss) reflect prior service cost or credits and actuarial gain or loss amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost, net of tax, in accordance with current pension accounting rules under SFAS 87, “Employers’ Accounting for Pensions,” and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

SFAS 158 also eliminates the provisions of SFAS 87 and SFAS 106 that allow plan assets and obligations to be measured as of a date not more than three months prior to the reporting entity’s balance sheet date. We transitioned to a measurement date of January 31 for our defined benefit pension and other postretirement plans; using the first approach prescribed by paragraph 18 of SFAS 158 and completed a new measurement of plan assets and benefit obligations as of the beginning of 2008 and end of 2008. Refer to Note 15 for a discussion of the measurement date provision.

Exit or Disposal Activity Costs

In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with exit or disposal activities are recorded at their fair values when a liability has been incurred. Reserves are established at the time of closure for the present value of any remaining operating lease obligations (PVOL), net of estimated sublease income, and at the point of decision for severance and other exit costs. Since we have an established program for termination benefits upon a reduction in force or the closing of a facility, termination benefits paid under the existing program are considered part of an ongoing benefit arrangement, accounted for under SFAS 112, “Employers’ Accounting for Postemployment Benefits,” and recorded when payment of the benefits is considered probable and reasonably estimable.

Stock-Based Compensation

Consistent with the use of the fair value method under SFAS 123R “Share-Based Payment,” we record compensation expense for time-vested awards on a straight-line basis over the associates’ service period, to the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the stated vesting period (the non-substantive vesting period approach). See Note 13 for a full discussion of our stock-based compensation.

Recent Accounting Pronouncements

SFAS 157, “Fair Value Measurements,” became effective as of the beginning of 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. In November 2007, the FASB issued FSP FAS 157-2, which provided a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities that are recorded or disclosed on a non-recurring basis. We elected to apply the FSP FAS 157-2 deferral of SFAS 157, and accordingly, have not applied SFAS 157 to our long-lived assets that are valued on a non-recurring basis. On October 10, 2008, the FASB issued FASB FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in inactive markets. FSP FAS 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have a material impact on our consolidated financial statements. See Note 7 for a discussion of the partial adoption of SFAS 157.

EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” became effective in the first quarter of 2008. EITF 06-11 requires that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in-capital (APIC) and included in the APIC pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 162 became effective on November 15, 2008, but did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 provides enhanced disclosures about plan assets of a defined benefit pension or other postretirement plan including (i) investment policies and strategies, (ii) major categories of plan assets, (iii) the valuation techniques used to measure the fair value of plan assets, including the effect of significant unobservable inputs on changes in plan assets, and (iv) significant concentrations within plan assets. This statement is effective after December 15, 2009. Since FSP FAS 132(R)-1 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of FSP FAS 132(R)-1 will not have any effect on our earnings or financial position.

2) Earnings Per Share

Income from continuing operations and shares used to compute earnings per share (EPS) from continuing operations, basic and diluted, are reconciled below:

(in millions, except EPS)	2008	2007	2006
Earnings:
Income from continuing operations, basic and diluted	$567	$1,105	$1,134

Shares:
Average common shares outstanding (basic shares)	222	223	229
Adjustment for assumed dilution – stock options and restricted stock awards	1	2	3

Average shares assuming dilution (diluted shares)	223	225	232

EPS from continuing operations:
Basic	$2.55	$4.96	$4.95
Diluted	$2.54	$4.90	$4.88

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would be anti-dilutive:

(shares in millions)	2008	2007	2006
Stock options and restricted awards	9	2	1

3) Supplemental Cash Flow Information

($ in millions)	2008	2007		2006
Total income taxes paid	$209	$616		$593
Less: income taxes (received) attributable to discontinued operations	(3)	(15)		(27)

Income taxes paid by continuing operations	$212	$631		$620

Interest paid by continuing operations	$265	$283	(1)	$281
Interest received by continuing operations	$35	$118		$140

(1) Includes cash paid for bond premiums and commissions of $9 million.

There were no significant non-cash investing or financing activities in 2008, 2007 or 2006.

4) Other Assets

($ in millions)	2008	2007
Capitalized software, net	$140	$107
Leveraged lease investments	139	141
Real estate investments(1)	90	263
Debt issuance costs, net	30	34
Other	25	24

Total	$424	$569

(1) Consists mainly of the market value of our investment in public real estate investment trusts (REITs) accounted for as available for sale securities. As of both January 31, 2009 and February 2, 2008 the cost basis of these investments was $75 million. The change from year to year relates primarily to the decline in market value of these investments. See Note 12 accumulated other comprehensive (loss)/income for the net unrealized gains on real estate investments.

5) Accrued Expenses and Other Current Liabilities

($ in millions)	2008	2007
Accrued salaries, vacation and bonus	$343	$343
Customer gift cards/certificates	215	231
Advertising payables	100	95
Occupancy and rent-related payables	98	97
Capital expenditures payable	92	124
Interest payable	92	88
Unrecognized tax benefits	88	49
Taxes other than income taxes	72	90
Current portion of workers’ compensation and general liability insurance	63	65
Common dividends payable	44	45
Current portion of retirement plan liabilities	29	78
Other(1)	364	358

Total	$1,600	$1,663

(1) Other includes various general accrued expenses related to operations that are individually insignificant.

6) Other Liabilities

($ in millions)	2008	2007
Qualified pension plan(1)	$275	$-
Supplemental pension and other postretirement benefit plan liabilities	240	248
Long-term portion of workers’ compensation and general liability insurance	168	166
Deferred developer/tenant allowances	121	118
Unrecognized tax benefits	104	111
Other	50	48

Total	$958	$691

(1) In 2008, the decline in the funded status of the pension plan resulted in a funded status liability of $275 million that was a prepaid pension asset in 2007 of $2,030 million.

7) Fair Value of Financial Instruments

We adopted SFAS 157 as of the beginning of 2008, as discussed in Note 1, for our investments in public real estate investment trusts (REITs), which are carried at fair value in our consolidated financial statements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a hierarchy for inputs used in measuring fair value, as follows:

Level 1 — Valuations are based on quoted market prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Since valuations are readily and regularly available, valuation of level 1 assets and liabilities does not require a significant degree of judgment.

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

We determined the fair value of our REITs using quoted market prices considered level 1 inputs. The fair value of these investments reflected in other assets in our Consolidated Balance Sheet as of January 31, 2009 is presented in the table below based on the hierarchy outlined in SFAS 157. See Note 12 for the accumulated net unrealized gain of $15 million in REITs in 2008 recorded in accumulated other comprehensive income, a component of net equity.

($ in millions)	Assets at Fair Value as of January 31, 2009
	Level 1	Level 2	Level 3	Total
Total REIT assets	$98	$-	$-	$98

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt

The fair value of long-term debt, excluding capital leases and other is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. At January 31, 2009, long-term debt excluding capital leases and other, had a carrying value of $3.5 billion and a fair value of $2.6 billion. At February 2, 2008, long-term debt excluding capital leases and other, had a carrying value of $3.7 billion and a fair value of $3.6 billion.

Concentrations of Credit Risk

We have no significant concentrations of credit risk.

8) Credit Agreement

On April 7, 2005, the Company, JCP and J. C. Penney Purchasing Corporation entered into a five-year $1.2 billion unsecured revolving credit facility (2005 Credit Agreement) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2005 Credit Agreement is available for general corporate purposes, including the issuance of letters of credit. Pricing is tiered based on JCP’s senior unsecured long-term debt ratings by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. JCP’s obligations under the 2005 Credit Agreement are guaranteed by the Company.

The 2005 Credit Agreement includes a requirement that we maintain: (i) a Leverage Ratio (as defined in the 2005 Credit Agreement) of no more than 3.0 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis and (ii) a Fixed Charge Coverage Ratio (as defined in the 2005 Credit Agreement) of at least 3.2 to 1.0 for each period of four consecutive fiscal quarters. As of January 31, 2009, we were in compliance with these requirements with a Leverage Ratio of 2.2 to 1.0 and a Fixed Charge Coverage Ratio of 3.9 to 1.0.

No borrowings, other than the issuance of standby and import letters of credit, which totaled $152 million as of the end of 2008, have been made under this credit facility.

9) Long-Term Debt

($ in millions)	2008	2007
Issue:
5.75% Senior Notes Due 2018	$300	$300
6.375% Senior Notes Due 2036	700	700
6.875% Medium-Term Notes Due 2015	200	200
6.9% Notes Due 2026	2	2
7.125% Debentures Due 2023	255	255
7.375% Notes Due 2008	-	200
7.4% Debentures Due 2037	326	326
7.625% Notes Due 2097	500	500
7.65% Debentures Due 2016	200	200
7.95% Debentures Due 2017	285	285
8.0% Notes Due 2010	506	506
9.0% Notes Due 2012	230	230

Total notes and debentures	3,504	3,704
Capital lease obligations and other	1	4

Total long-term debt, including current maturities	3,505	3,708
Less: current maturities	-	203

Total long-term debt	$3,505	$3,505

As of January 31, 2009, the weighted-average interest rate on long-term debt outstanding was 7.3% and the weighted-average maturity of our long-term debt was 24 years. The weighted-average interest rate on long-term debt outstanding was also 7.3% as of February 2, 2008.

2008 Debt Payment

In August 2008, we repaid at maturity $200 million outstanding principal amount of JCP’s 7.375% Notes Due 2008.

2007 Debt Reductions

In the second quarter of 2007, we accelerated the redemption of the remaining $303 million principal amount of JCP’s 8.125% Debentures Due 2027. We incurred a pre-tax charge of $12 million for this early redemption related to the call premium and write-off of unamortized costs of these Debentures. In the first quarter of 2007, we repaid at maturity $325 million outstanding principal amount of JCP’s 7.60% Notes Due 2007. In the fourth quarter of 2007, we repaid at maturity $100 million outstanding principal amount of JCP’s 6.5% Medium-Term Notes Due 2007.

2007 Issuance of Debt

In April 2007, we issued $1.0 billion aggregate principal amount of new senior unsecured notes, consisting of $300 million aggregate principal amount of 5.75% Senior Notes Due 2018 and $700 million aggregate principal amount of 6.375% Senior Notes Due 2036. We received proceeds of $980 million from the offering, net of underwriting discounts, which was used in 2007 and 2008 for debt payments and general corporate purposes.

Long-Term Debt Financial Covenants

We have an indenture covering approximately $255 million of long-term debt that contains a financial covenant requiring us to have a minimum of 200% net tangible assets to senior funded indebtedness (as defined in the indenture). This indenture permits our Company to issue additional long-term debt if we are in compliance with the covenant. At year-end 2008, our percentage of net tangible assets to senior funded indebtedness was 272%.

Scheduled Annual Principal Payments on Long-Term Debt

($ in millions)
2009	2010	2011	2012	2013	2014-2097
$ -	$ 506	$ -	$ 230	$ -	$ 2,769

10) Net Interest Expense

($ in millions)	2008	2007	2006
Long-term debt	$268	$278	$270
Short-term investments	(32)	(113)	(135)
Other, net	(11)	(12)	(5)

Total	$225	$153	$130

11) Capital Stock

Common Stock

As of January 31, 2009, we had 34,656 stockholders of record. On a combined basis, our 401(k) savings plan, including our employee stock ownership plan (ESOP), held approximately 17 million shares of common stock, or approximately 7.6% of outstanding JCPenney common stock, at January 31, 2009.

Common Stock Repurchases

During the second quarter of 2007, we repurchased 5.1 million shares of common stock for $400 million under a plan authorized by the Board in March 2007. In 2006, we repurchased 11.3 million shares of common stock for $750 million as authorized by the Board in February 2006. The 2007 and 2006 stock repurchase programs were funded with cash proceeds from employee stock option exercises and existing cash and cash equivalents. Common stock was repurchased through open market transactions and retired on the same day it was repurchased. The excess of the purchase price over the par value was allocated between reinvested earnings and additional paid-in-capital. As of January 31, 2009, we had no outstanding Board authorizations to repurchase stock.

Preferred Stock

We have authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of January 31, 2009 or February 2, 2008.

Preferred Stock Purchase Rights

Until March 26, 2009, each outstanding share of common stock included one preferred stock purchase right. These rights, which were redeemable by the Company under certain circumstances, entitled the holder to purchase, for each right held, 1/1000 of a share of Series A Junior Participating Preferred Stock at a price of $140 upon the occurrence of certain events, as described in the rights agreement. The rights agreement also provided that a committee of our independent directors would review the rights agreement at least every three years and, if they deemed it appropriate, might recommend to the Board of Directors a modification or termination of the rights agreement. The Board of Directors determined to allow the rights agreement to expire by its terms on March 26, 2009. Accordingly, no preferred stock purchase rights currently exist.

12) Accumulated Other Comprehensive (Loss)/Income

	2008			2007
	Pre-Tax Amount	Deferred Tax (Liability)/ Asset	Net of Tax Amount	Pre-Tax Amount	Deferred Tax (Liability)/ Asset	Net of Tax Amount
($ in millions)
Net unrealized gains on real estate investments	$23	$(8)	$15	$179	$(64)	$115
Net actuarial(loss)/gain and prior service (cost)/credit – pension and postretirement plans(1)	(2,339)	910	(1,429)	153	(60)	93

Accumulated other comprehensive (loss)/income	$(2,316)	$902	$(1,414)	$332	$(124)	$208

(1) See Note 15 for breakdowns of the pre-tax actuarial (loss)/gain and prior service (cost)/credit balances.

13) Stock-Based Compensation

The J. C. Penney Company, Inc. 2005 Equity Compensation Plan (2005 Plan) was approved by our stockholders in May 2005 and provides to employees (associates) grants of options to purchase JCPenney common stock, restricted and non-restricted stock awards (shares and units) and stock appreciation rights. In addition, our 2005 Plan provides for grants of restricted and non-restricted stock awards (shares and units) and stock options to our non-employee members of the Board of Directors. As of January 31, 2009, 8.7 million shares of stock were available for future grant under the 2005 Plan. Of these, 2.1 million were available for grant as stock awards. We are putting forth a new equity compensation plan for stockholder approval at our May 2009 Annual Meeting of Stockholders. If the new plan is approved, as of its May 15, 2009 effective date, no new equity awards will be made under our 2005 Plan.

Associate stock options and restricted stock awards typically vest over periods ranging from one to three years. Since 2007, the exercise price of stock options and the market value of restricted stock awards are determined based on the closing market price of our common stock on the date of grant. Prior to 2007, the price under the 2005 Plan was set at the opening market price of JCPenney common stock on the date of grant. The 2005 Plan does not permit awarding stock options below grant-date market value nor does it allow any repricing subsequent to the date of grant. Associate stock options have a maximum term of 10 years.

Over the past three years, our stock option and restricted stock award grants have averaged about 1.6% of total outstanding stock. We issue new shares upon the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-Based Compensation Cost

($ in millions)	2008	2007	2006
Stock options	$29	$23	$26
Stock awards (shares and units)	18	22	34

Total stock-based compensation cost	$47	$45	$60

Total income tax benefit recognized for stock-based compensation arrangements	$18	$18	$23

Stock Options

On March 12, 2008, we made our annual grant of stock options covering approximately 2.2 million shares to associates at an option price of $39.78, with a fair value of $13.90 per option. In addition to the annual grant, we also made two additional supplemental annual grants during 2008 to selected associates. On July 24, 2008 we granted approximately 1.3 million stock options at an option price of $30.88, with a fair value of $9.22 per option and on November 20, 2008 we granted approximately 1.0 million stock options at an option price of $14.38, with a fair value of $6.41.

As of January 31, 2009, options to purchase approximately 11.9 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 5.3%. Additional information regarding options outstanding as of January 31, 2009 follows:

(Shares in thousands; price is weighted-average exercise price)

	Exercisable			Unexercisable			Total Outstanding
	Shares	%	Price	Shares	%	Price	Shares	%	Price
In-the-money	250	4%	$16	1,048	18%	$14	1,298	11%	$15
Out-of-the-money(1)	5,937	96%	45	4,627	82%	46	10,564	89%	46

Total options outstanding	6,187	100%	44	5,675	100%	40	11,862	100%	42

(1) Out-of-the-money options are those with an exercise price above the closing price of JCPenney common stock of $16.75 as of January 31, 2009.

The following table summarizes stock options outstanding as of January 31, 2009, as well as activity during the year then ended:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)(1)
Outstanding at February 2, 2008	8,233	$50
Granted	4,548	31
Exercised	(156)	28
Forfeited/canceled	(763)	62

Outstanding at January 31, 2009	11,862	42	7.2	$3

Exercisable at January 31, 2009	6,187	44	5.5	$-

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year end.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2008	2007	2006
Proceeds from stock options exercised	$4	$45	$135
Intrinsic value of stock options exercised	2	47	124
Tax benefit related to stock-based compensation	2	18	48
Excess tax benefits realized on stock-based compensation	1	17	39

As of January 31, 2009, we had $47 million of unrecognized and unearned compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized as expense over the remaining weighted-average vesting period of approximately one year.

Stock Option Valuation

Valuation Method. We estimate the fair value of stock option awards on the date of grant using a binomial lattice model. We believe that the binomial lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior.

Expected Term. Our expected option term represents the average period that we expect stock options to be outstanding and is determined based on our historical experience, giving consideration to contractual terms, vesting schedules, anticipated stock prices and expected future behavior of option holders.

Expected Volatility. Our expected volatility is based on a blend of the historical volatility of JCPenney stock combined with an estimate of the implied volatility derived from exchange traded options. Beginning in 2008, we increased the weighting of the historical volatility component of our expected volatility assumption due to historical volatility being more representative of our current business model. Our historical volatility no longer reflects the volatility associated with the Eckerd drugstore business, which was sold in mid-2004.

Risk-Free Interest Rate. Our risk-free interest rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life.

Expected Dividend Yield. The dividend assumption is based on our current expectations about our dividend policy.

Our weighted-average fair value of stock options at grant date was $11.74 in 2008, $19.85 in 2007 and $16.17 in 2006 using the binomial lattice valuation model and the following assumptions:

	2008	2007	2006
Weighted-average expected option term	4.6 years	4.5 years	5 years
Weighted-average expected volatility	44.7%	25.0%	25.0%
Weighted-average risk-free interest rate	2.7%	4.5%	4.7%
Weighted-average expected dividend yield	2.0%	0.9%	1.2%
Expected dividend yield range	1.2% – 5.6%	-	-

Stock Awards

On March 12, 2008, we granted approximately 768,000 restricted stock unit awards to associates, representing the annual grant under the 2005 Plan. These awards consisted of approximately 384,000 time-based restricted stock units and approximately 384,000 performance-based restricted stock units. The time-based restricted stock units vest one-third on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with our Company during that time. The performance unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2008 earnings per share (defined as diluted per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee of the Board (Committee)). A payment of 100% of the target award would have been achieved at earnings per share of $4.00. In addition to the performance requirement, the award also included a time-based vesting requirement, which is the same as the requirement for the time-based restricted stock unit award. Upon vesting both the time-based restricted stock units and the performance-based restricted stock units will be paid out in shares of JCPenney common stock. The compensation cost of the performance units is recognized based upon estimated payout percentages. For 2008, based on EPS excluding unusual and/or extraordinary items identified by the Committee, no payout was earned for the performance-based restricted stock units and the performance-based units were canceled.

On December 15, 2008, we made a supplemental annual grant of performance units to the Chairman and Chief Executive Officer. The performance measurement for the award is our annual total stockholder return over a three-year performance period. Depending on our total stockholder return, he may receive 0 to 500,000 shares of the targeted 300,000 performance units granted based on a sliding scale where a minimum return of 11.3% will pay 200,000 shares and a return at 29.1% or greater will pay the maximum payout of 500,000 shares, limited to a $25 million maximum payout based on the market value of the stock at the vesting date. A return below 11.3% will result in no payment. For accounting purposes, this award is considered to have a market condition. The effect of a market condition is reflected in the grant date fair value of the award and, thus, compensation expense is recognized over the requisite service period without regard to the market condition. The fair value of the award was estimated on the date of grant by using a Monte Carlo analysis to estimate the total shareholder return of JCPenney stock over the performance period.

In addition to the annual and supplemental annual restricted stock unit awards, during 2008 we granted approximately 130,000 restricted and non-restricted stock units as ad-hoc awards to associates, as well as dividend equivalents on unvested restricted stock awards.

We also granted approximately 30,000 restricted stock units to non-employee members of the Board in 2008. Restricted stock awards (shares and units) for non-employee directors are expensed when granted since the recipients have the right to receive the shares upon a qualifying termination of service in accordance with the grant.

During 2008, in addition to the vesting of individual restricted stock awards, one-third, or approximately 238,000, of our March 2006 annual grant of performance-based restricted stock unit awards vested. The total earned was based on 200% of the target award as determined by the 2006 payout matrix and our achieving $4.88 of EPS from continuing operations for 2006.

The following table summarizes our non-vested stock awards (shares and units) as of January 31, 2009 and activity during the year then ended:

(shares in thousands)	Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at February 2, 2008	894	$58
Granted	1,228	34
Vested	(467)	55
Forfeited/canceled	(436)	41

Non-vested at January 31, 2009	1,219	42

As of January 31, 2009, we had $24 million of unrecognized compensation expense related to unearned associate stock awards, which will be recognized over the remaining weighted-average vesting period of approximately 1.3 years. The aggregate market value of shares vested during 2008, 2007 and 2006 was $17 million, $28 million and $13 million, respectively, compared to an aggregate grant date fair value of $26 million, $21 million and $7 million, respectively.

14) Leases

We conduct the major part of our operations from leased premises that include retail stores, store distribution centers, warehouses, offices and other facilities. Almost all leases will expire during the next 20 years; however, most leases will be renewed or replaced by leases on other premises. We also lease data processing equipment and other personal property under operating leases of primarily three to five years. Rent expense, net of sublease income, was as follows:

Rent Expense

($ in millions)	2008	2007	2006
Real property base rent and straight-lined step rent expense	$217	$210	$205
Real property contingent rent expense (based on sales)	22	26	27
Personal property rent expense	63	61	63

Total rent expense	$302	$297	$295

As of January 31, 2009, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and net of future non-cancelable operating sublease payments, and capital leases were:

($ in millions)	Operating	Capital
2009	$254	$-
2010	220	-
2011	187	-
2012	154	-
2013	134	-
Thereafter	1,914	1

Total minimum lease payments	$2,863	$1

Present value	$1,257	$1
Weighted-average interest rate	7.8%	8.3%

15) Retirement Benefit Plans

Our Company provides retirement pension benefits, postretirement health and welfare benefits, as well as 401(k) savings, profit-sharing and stock ownership plan benefits to substantially all employees (associates). Retirement benefits are an important part of our total compensation and benefits program designed to attract and retain qualified, talented associates. Pension benefits are provided through defined benefit pension plans consisting of a non-contributory qualified pension plan (primary plan) and non-contributory supplemental retirement plans for certain management associates, including a 1997 voluntary early retirement plan. Retirement and other benefits include:

Defined Benefit Pension Plans	Other Benefit Plans
Primary plan – funded	Postretirement benefits – medical and dental
Supplemental retirement plans – unfunded	Defined contribution plans:
401(k) savings plan and Employee stock ownership plan
Deferred compensation plan

Adoption of SFAS 158 — Measurement Date Provision

For 2008, the measurement date for the determination of pension income was February 3, 2008. The year end measurement date of January 31, 2009 was used to record the funded status of the plan and for the determination of pension expense in 2009. The annual measurement date for each subsequent year will be January 31st.

As permitted under SFAS 158, we transitioned to a fiscal year end measurement date by re-measuring plan assets and benefit obligations as of the beginning of 2008 (the year of adopting the measurement date provision). As a result, we recorded an increase of $26 million, net of tax, to 2008 opening retained earnings for the transition adjustment to recognize three months of net periodic benefit income from October 31, 2007 to February 2, 2008. In addition, we recorded a decrease of $343 million, net of tax, to the 2008 opening balance of accumulated other comprehensive income, a component of net equity, to reflect the changes in fair value of plan assets and the benefit obligation from October 31, 2007 to February 2, 2008, which included an increase in the discount rate from 6.46% to 6.54%. The expected return on plan assets was unchanged at 8.9%.

Defined Benefit Pension Plans

Primary Plan — Funded

Our primary plan is a funded non-contributory qualified pension plan. The primary pension plan, initiated in 1966, was closed to new entrants on January 1, 2007. As of 2008, the primary plan had approximately 150,000 plan participants of which about half were active and about 90% were vested. The plan is funded by Company contributions to a trust fund, which is held for the sole benefit of participants and beneficiaries.

Supplemental Retirement Plans — Unfunded

We have unfunded supplemental retirement plans, which provide retirement benefits to certain management associates. We pay ongoing benefits from operating cash flow and cash investments. The plans are a Supplemental Retirement Program and a Benefit Restoration Plan. Participation in the Supplemental Retirement Program is limited to associates who were annual incentive-eligible management associates as of December 31, 1995. Benefits for these plans are based on length of service and final average compensation. The Benefit Restoration Plan is intended to make up benefits that could not be paid by the primary pension plan due to governmental limits on the amount of benefits and the level of pay considered in the calculation of benefits. The Supplemental Retirement Program is a non-qualified plan that was designed to allow eligible management associates to retire at age 60 with retirement income comparable to the age 65 benefit provided under the primary pension plan and Benefit Restoration Plan. In addition, the Supplemental Retirement Program offers participants who leave the Company between ages 60 and 62 benefits equal to the estimated social security benefits payable at age 62. The Supplemental Retirement Program also continues Company-paid term life insurance at a declining rate until it is phased out at age 70. Associate-paid term life insurance through age 65 is continued under a separate plan (Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates).

Pension (Income)/Expense for Defined Benefit Pension Plans

Pension expense is based upon the annual service cost of benefits (the actuarial cost of benefits attributed to a period) and the interest cost on plan liabilities, less the expected return on plan assets for the primary pension plan. Differences in actual experience in relation to assumptions are not recognized immediately but are deferred and amortized over the average remaining service period of about 7 years for the primary plan, subject to a corridor as permitted under SFAS 87. The components of net periodic pension (income)/expense were as follows:

Pension Plan (Income)/Expense

	2008			2007			2006
($ in millions)	Primary Plan	Supp. Plans	Total	Primary Plan	Supp. Plans	Total	Primary Plan	Supp. Plans	Total
Service costs	$87	$4	$91	$93	$4	$97	$94	$1	$95
Interest costs	237	20	257	218	23	241	212	22	234
Projected return on assets	(457)	-	(457)	(415)	-	(415)	(371)	-	(371)
Amortization of actuarial loss	-	19	19	7	25	32	74	19	93

Net periodic pension plan (income)/expense	$(133)	$43	$(90)	$(97)	$52	$(45)	$9	$42	$51

The defined benefit plan pension (income)/expense shown in the above table is included as a separate line item on the Consolidated Statements of Operations.

Assumptions

The weighted-average actuarial assumptions used to determine (income)/expense for 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Expected return on plan assets	8.9%	8.9%	8.9%
Discount rate	6.54%	5.85%	5.80%
Salary increase	4.7%	4.7%	4.0%

The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date), except for 2008, which reflected the rate change from the prior year discount rate pension obligation due to the measurement date provision of SFAS 158. The discount rate used was based on an externally published yield curve, which was determined by the plan’s actuary. The yield curve is a hypothetical AA yield curve represented by a series of bonds maturing from 6 months to 30 years, designed to match the corresponding pension benefit cash payments to retirees.

The expected return on plan assets is based on the plan’s long-term asset allocation policy, historical returns for plan assets and overall capital market returns, taking into account current and expected market conditions. As a result of the 2008 negative returns in the capital markets and lowered expected future returns, we reduced the expected rate of return assumption to 8.4% from 8.9% beginning in 2009, which equals the historical rate of return since inception in 1966.

The salary progression rate was based on age ranges and projected forward. The salary progression rate used for measuring the year end pension liability was revised to reflect a freeze on merit increases for 2009, a moderate increase in 2010 and resuming with the historical salary increase trend in 2011. The impact of this revision was a reduction of $61 million in the pension liability and $16 million in the 2009 pension expense.

Funded Status

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the primary and supplemental pension plans. As of the end of 2008, the funded status of the primary plan was approximately 93%. The projected benefit obligation (PBO) is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. For 2008 and 2007, assets used in calculating the funded status were measured at fair value at January 31, 2009 and October 31, 2007 (the plans’ measurement date). Under the Employee Retirement Income Security Act of 1974 (ERISA), the funded status of the plan exceeded 100% as of December 31, 2008, the qualified pension plan’s year end.

Obligations and Funded Status

	Primary Plan			Supplemental Plans
($ in millions)	2008		2007	2008		2007
Change in PBO
Beginning balance	$3,728		$3,846	$369		$436
Service costs	87		93	4		4
Interest costs	237		218	20		23
Measurement date change	(3)		-	(57)		-
Amendments	1		-	2		-
Actuarial (gain)	(95)		(212)	(5)		(19)
Benefits (paid)	(230)		(217)	(81)		(75)

Balance at measurement date	$3,725		$3,728	$252		$369

Change in fair value of plan assets
Beginning balance	$5,758		$4,781	$-		$-
Measurement date change	(518)		-	-		-
Company contributions	-		300 (1)	81		75
Actual (loss)/return on assets(2)	(1,560)		894	-		-
Benefits (paid)	(230)		(217)	(81)		(75)

Balance at measurement date	$3,450		$5,758	$-		$-

Funded status of plan
(Deficiency)/excess of fair value over projected benefits	$(275)		$2,030	$(252)		$(369)
Fourth-quarter contributions	-		-	-		60	(3)

Total (accrued liability)/prepaid pension cost	$(275	)(4)	$2,030 (5)	$(252	)(4)	$(309	)(4)

(1) Contribution was made in the fourth quarter of 2006, but reflected in the 2007 contributions in accordance with the October 31 measurement date.

(2) Includes plan administrative expenses.

(3) Represents the five-year installment payments elected by retired associates.

(4) For the primary plan, the total accrued liability of $275 million is included in other liabilities. Of the total accrued liability for the supplemental plans, $25 million and $74 million for 2008 and 2007, respectively, is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, and the remaining $227 million and $235 million, respectively, is included in other liabilities.

(5) The total prepaid pension asset is presented as a separate line item under non-current assets in the Consolidated Balance Sheets.

In the reconciliation of the fair value of plan assets, the actual loss on plan assets of $1,560 million in 2008 was due to the sharp capital market decline experienced in 2008. The actual one-year return on pension plan assets at the January 31 and October 31 measurement date in 2008 and 2007 was (30.3)% and 19.1%, respectively.

The following pre-tax amounts were recognized in accumulated other comprehensive income/(loss) as of January 31, 2009 and February 2, 2008:

	Primary Plan			Supplemental Plans
($ in millions)	2008		2007	2008		2007
Net loss/(gain)	$2,310	(1)	$(174)	$157	(1)	$189
Prior service cost	1		1	2		-

	$2,311		$(173)	$159		$189

(1) Approximately $277 million for the primary plan and $20 million for the supplemental plans is expected to be amortized from accumulated other comprehensive income/(loss) into net periodic benefit (income)/expense in 2009.

Assumptions to Determine Obligations

The weighted-average actuarial assumptions used to determine benefit obligations at the January 31, 2009 and October 31, 2007 and 2006 measurement dates were as follows:

	2008	2007	2006
Discount rate	6.95%	6.46%	5.85%
Salary progression rate(1)	4.7%	4.7%	4.7%

(1) The salary scale assumption at January 31, 2009 assumed 0% pay increases in 2009 and 2.4% increases in 2010 to reflect our short-term salary progression, but overall did not impact the long-term assumption for salary progression rate.

We use the Retirement Plans 2000 Table of Combined Healthy Lives (RP 2000 Table), projected to 2005, using Scale AA to forecast mortality improvements into the future to 2015 for annuitants and 2023 for non-annuitants.

Accumulated Benefit Obligation (ABO)

The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for our primary pension plan was $3.4 billion as of both January 31, 2009 and October 31, 2007, respectively. At January 31, 2009, plan assets of $3.5 billion for the primary pension plan were slightly above the ABO, a significant decrease from the prior year due to declines in the capital markets during 2008. The ABO for our unfunded supplemental pension plans was $216 million as of January 31, 2009 and $322 million as of October 31, 2007.

Primary Plan Asset Allocation

The target allocation ranges for each asset category, as well as the fair value of each asset category as a percent of the total fair value of pension plan assets as of January 31, 2009 and October 31, 2007, are as follows:

		Plan Assets
	Target Allocation Ranges	January 31, 2009	October 31, 2007
Asset Category
Equity	65% - 75%	64%	70%
Fixed income	15% - 25%	22%	19%
Real estate	5% - 15%	14%	10%
Cash and other	0% - 5%	0%	1%

Total		100%	100%

Asset Allocation Strategy

The pension plan’s investment strategy is designed to provide a rate of return that, over the long term, increases the ratio of plan assets to liabilities by maximizing investment return on assets, at an appropriate level of volatility risk. The plan’s asset portfolio is actively managed and invested primarily in equity securities, which have historically provided higher returns than debt portfolios, balanced with fixed income (i.e., debt securities) and other asset classes to maintain an efficient risk/return diversification profile. This strategy allows the pension plan to serve as a funding vehicle to secure benefits for Company associates, while at the same time being cost effective to our Company. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth-oriented and value-oriented investments and U.S. and non-U.S. securities. Investment types, including high-yield versus investment-grade debt securities, illiquid assets such as real estate, the use of derivatives and Company securities are set forth in written guidelines established for each investment manager and monitored by our plan’s management team. Although the ERISA rules allow plans to invest in their company’s stock, up to 10% of a plan’s assets, we have not historically had an asset class in our stock. The plan’s asset allocation policy is designed to meet the plan’s future pension benefit obligations. The policy is periodically reviewed and rebalanced as necessary, to ensure that the mix continues to be appropriate relative to established targets and ranges.

We have an internal Benefit Plans Investment Committee (BPIC), which consists of senior executives who have established and oversee risk management practices associated with the management of the plan’s assets. Key risk management practices include having an established and broad decision-making framework in place, focused on long-term plan objectives. This framework consists of the BPIC and various third parties, including investment managers, an investment consultant, an actuary and a trustee/custodian. The funded status of the plan is monitored with updated market and liability information at least annually. Actual asset allocations are monitored monthly and rebalancing actions are executed at least quarterly, if needed. To manage the risk associated with an actively managed portfolio, our plan’s management team reviews each manager’s portfolio on a quarterly basis and has written manager guidelines in place, which are adjusted as necessary to ensure appropriate diversification levels. Also, annual audits of the investment managers are conducted by independent auditors. Finally, to minimize operational risk, we utilize a master custodian for all plan assets, and each investment manager reconciles its account with the custodian at least quarterly.

Cash Contributions

Based on management’s goal of maintaining a strong corporate liquidity position during the Bridge Plan period, we elected to forego making a voluntary pension plan cash contribution in 2008 and 2007. Due to our past aggressive funding of the pension plan and overall positive growth in plan assets over 40 years, there will not be any required cash contribution for funding of plan assets in either 2009 or 2010 under ERISA, as amended by the Pension Protection Act of 2006. However, we may make discretionary voluntary contributions taking into account liquidity and capital resource availability and capital market conditions.

Company payments to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2009 are anticipated to be approximately $25 million. The expected contributions for 2009 have decreased from the prior year. Certain five-year installments have been paid out (elected previously) as we have completed the 5-year installment payments that resulted from the 2003 amendment of the plans that allowed participants a one-time irrevocable election to receive remaining unpaid benefits in five equal annual installments.

Effective at the end of 2007, benefits are paid in the form of five equal annual installments to participants commencing payments after 2007; and no election as to the form of benefit is provided for in the unfunded plans.

Estimated Future Benefit Payments

($ in millions)	Primary Plan Benefits(1) (2)	Supplemental Plan Benefits(1)
2009	$236	$25
2010	244	27
2011	251	24
2012	262	26
2013	272	26
2014-2018	1,530	129

(1) Does not include plan administrative expenses.

(2) Primary pension plan benefits are paid from the JCPenney Pension Plan Trust.

Other Benefit Plans

Postretirement Benefits — Medical and Dental

Our Company provides medical and dental benefits to retirees through a contributory medical and dental plan based on age and years of service. Our Company provides a defined dollar commitment toward retiree medical premiums.

Effective June 7, 2005, we amended the medical plan to reduce our Company provided subsidy to post-age 65 retirees and spouses by 45% beginning January 1, 2006, and then fully eliminated the subsidy after December 31, 2006. As disclosed previously, the postretirement benefit plan was amended in 2001 to reduce and cap the per capita dollar amount of the benefit costs that would be paid by our Company. Thus, changes in the assumed or actual health care cost trend rates do not materially affect the accumulated postretirement benefit obligation or our annual expense.

Postretirement Plan (Income)

($ in millions)	2008	2007	2006
Service costs	$1	$1	$1
Interest costs	1	1	3
Amortization of prior service (credit)	(27)	(31)	(29)

Net periodic postretirement benefit (income)	$(25)	$(29)	$(25)

The net periodic postretirement benefit is included in SG&A expenses in the Consolidated Statements of Operations.

The discount rates used for the postretirement plan are the same as those used for the defined benefit plans, as disclosed on page F-28, for all periods presented.

Funded Status

The table below provides a reconciliation of benefit obligations, plan assets and the funded status of the postretirement plan. The accumulated postretirement benefit obligation (APBO) is the present value of benefits earned to date by plan participants. The funded status for 2008 and 2007 was measured at January 31, 2009 and October 31, 2007, respectively (the plan’s measurement date).

Obligations and Funded Status

($ in millions)	2008		2007
Change in APBO
Beginning balance	$19		$22
Service cost	1		1
Interest cost	1		1
Participant contributions	12		12
Actuarial loss/(gain)	1		(1)
Benefits (paid)	(16)		(16)

Balance at measurement date	$18		$19

Change in fair value of plan assets
Beginning balance	$-		$-
Participant contributions	12		12
Company contributions	4		4
Benefits (paid)	(16)		(16)

Balance at measurement date	$-		$-

Funded status of plan
(Deficiency) of fair value over projected benefits	$(18)		$(19)
Fourth quarter contributions	-		2

Total (accrued liability)	$(18	)(1)	$(17	)(1)

(1) Of the total accrued liability, $4 million for both 2008 and 2007 is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets, and the remaining $14 million and $13 million, respectively, is included in other liabilities.

The following pre-tax amounts were recognized in accumulated other comprehensive income/(loss) as of January 31, 2009 and February 2, 2008:

	Postretirement Plans
($ in millions)	2008		2007
Net (gain)	$(14	)(1)	$(19)
Prior service (credit)	(117	)(1)	(150)

	$(131)		$(169)

(1) In 2009, approximately $(1) million and $(25) million, respectively, of the net (gain) and prior service (credit) for the postretirement plan are expected to be amortized from accumulated other comprehensive loss into net periodic postretirement benefit (income).

Cash Contributions

The postretirement benefit plan is not funded and is not subject to any minimum regulatory funding requirements. We estimate the 2009 postretirement plan payments will approximate $4 million, representing our defined dollar contributions toward medical coverage.

Estimated Future Benefit Payments

($ in millions)	Other Postretirement Benefits(1)
2009	$4
2010	3
2011	3
2012	3
2013	2
2014-2018	8

(1) Does not include plan administrative expenses.

Defined Contribution Plans

Our Company’s Savings, Profit-Sharing and Stock Ownership Plan (Savings Plan) is a qualified defined contribution plan, a 401(k) plan, available to all eligible associates of the Company and certain subsidiaries. Effective January 1, 2007, all associates who are age 21 or older are immediately eligible to participate in the plan. Previously, associates who had completed at least 1,000 hours of service within an eligibility period (generally 12 consecutive months) and had attained age 21 were eligible to participate in the plan. Beginning in plan year 2007, eligible associates, who have completed one year and at least 1,000 hours of service, are offered a fixed Company matching contribution of 50 cents on each dollar contributed up to 6% of pay. We may make additional discretionary matching contributions. This fixed plus discretionary match replaced the former Company contribution of an amount equal to 4.5% of available profits plus discretionary contributions, which was effective through plan year 2006. Effective with the 2007 plan year, Company matching contributions fully vest after three years. For Company matching contributions made through plan year 2006, the vesting period occurs over a five-year period at 20% per year of service. Total Company contributions for 2008, 2007 and 2006 were $52 million, $51 million and $82 million, respectively. Company contributions in 2006 were invested in Company stock, with associates having the option of reinvesting matching contributions made in our Company stock into a variety of investment options. After 2006, the Company matching contributions are credited to associates’ accounts in accordance with their investment elections.

The 401(k) plan includes a non-contributory retirement account that is part of the defined contribution 401(k) plan. Participants receive a Company contribution in an amount equal to 2% of the participants’ annual pay after one year of service, which is in lieu of the primary pension benefit that was closed to associates hired or rehired on or after January 1, 2007. Participating associates are fully vested after three years.

In addition to the 401(k) plan, we also have a deferred compensation plan – Mirror Savings Plan – which is a non-qualified contributory unfunded defined contribution plan offered to certain management associates. Similar to the supplemental retirement plans, the Mirror Plan benefits are paid by our Company from operating cash flow and cash investments.

Total expense for defined contribution plans, including the Mirror Plan, for 2008, 2007 and 2006 was $62 million, $58 million and $97 million, respectively and is predominantly included in SG&A on the Consolidated Statements of Operations.

16) Real Estate and Other (Income), Net

($ in millions)	2008	2007	2006
Real estate activities	$(39)	$(39)	$(37)
Net gains from sale of real estate	(10)	(10)	(8)
Other	24	3	11

Total	$(25)	$(46)	$(34)

Real estate and other consists mainly of ongoing operating income from our real estate subsidiaries whose primary investments are in REITs, as well as investments in 14 joint ventures that own regional mall properties, six as general partner and eight as limited partner. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in Company operations, asset impairments and other non-operating corporate charges and credits.

In 2008, other reflected impairment charges of $21 million primarily related to a department store, a real estate joint venture and other corporate assets. Other included charges of $7 million associated with a senior management transition in 2006.

17) Income Taxes

We measure deferred tax assets and liabilities reflected in our accompanying Consolidated Balance Sheets using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax assets and liabilities as of January 31, 2009 and February 2, 2008 were as follows:

	2008(1) (2)			2007(1) (2)
($ in millions)	Deferred Tax Assets		Deferred Tax (Liabilities)	Deferred Tax Assets		Deferred Tax (Liabilities)
Current
Accrued vacation pay	$48		$-	$50		$-
Discontinued operations – Eckerd	4		-	4		-
Inventories	48		-	57		-
Capitalized advertising cost	-		(19)	-		-
Other(3)	116		(49)	77		(44)

Total current	216		(68)	188		(44)

Net current assets	148	(4)		144	(4)

Non-current
Depreciation and amortization	-		(909)	-		(816)
Pension and other retiree obligations	224		-	134		(829)
Equity-based compensation	51		-	43		-
Leveraged leases	-		(214)	-		(231)
State taxes and net operating losses	37		-	87		-
Unrealized gain/loss	-		(8)	-		(64)
Workers’ compensation/general liability	95		-	94		-
Discontinued operations – Eckerd	11		-	12		-
Closed unit reserves	11		-	3		-
Other(5)	104		(1)	105		(1)

Total non-current	$533		$(1,132)	$478		$(1,941)

Net non-current (liabilities)			$(599)			$(1,463)

Total net deferred tax (liabilities)			$(451)			$(1,319)

(1) Under FIN 48, $122 million and $90 million of deferred tax liability for 2008 and 2007, respectively, were reclassified to other liabilities in our Consolidated Balance Sheets.

(2) Under SFAS 109, the federal benefit of state taxes related to FIN 48 was reclassified from current taxes to long-term deferred taxes. The amount in 2008 was $24 million ($22 million related to continuing operations and $2 million related to discontinued operations). For 2007, the amount was also $24 million ($20 million related to continuing operations and $4 million related to discontinued operations).

(3) Other current deferred tax assets include tax items related to gift cards and accruals for sales returns and allowances. Other current deferred tax liabilities include tax items related to property taxes and prepaid expenses.

(4) Net current deferred tax assets of $148 million and $144 million are included in income tax receivables in our Consolidated Balance Sheets for 2008 and 2007, respectively.

(5) Other non-current deferred tax assets include tax items related to mirror savings plan expense, accrued rent and environmental cleanup costs.

Deferred tax assets are evaluated for recoverability based on estimated future taxable income. We ended 2008 with total net deferred tax liabilities of $451 million compared to $1,319 million at year-end 2007. The change was principally the result of deferred taxes related to our primary pension plan and was mainly driven by the significant decline in pension assets, which resulted in a pre-tax charge of $2.5 billion for the year to other comprehensive income/(loss). The related tax impact of $970 million is reflected in total net deferred tax liabilities.

Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions. At the beginning of 2007, we adopted the provisions of FIN 48. Our adoption of this standard was consistent with FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP 48-1), that was issued in May 2008 and that provides guidance on how to determine whether a tax position is effectively settled for the purpose of recording unrecognized tax benefits. As a result of the implementation of FIN 48, we recorded a $5 million decrease in the liability for unrecognized tax benefits with a corresponding increase to retained earnings.

A reconciliation of the 2008 and 2007 beginning and ending amounts of unrecognized tax benefits is as follows:

($ in millions)	2008	2007
Balance at beginning of year	$160	$181
Additions based on tax positions related to the current year	32	22
Additions based on tax positions related to prior years	11	-
Reductions based on tax positions related to prior years	(5)	-
Settlements and effective settlements with tax authorities	(6)	(43)

Balance at end of year(1)	$192	$160

(1) Includes $7 million and $12 million of unrecognized tax benefits related to discontinued operations for 2008 and 2007, respectively.

Our total amount of unrecognized tax benefits as of January 31, 2009 was $192 million. Included in the balance are $122 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The remaining $70 million of unrecognized tax benefits, if recognized, would favorably impact the effective tax rate, and would be reduced upon settlement by $24 million related to the federal tax deduction of state taxes.

Over the next twelve months, we anticipate that it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $88 million (none of which would impact the effective tax rate) either because our tax position will be sustained upon audit or we will agree to a disallowance.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 31, 2009, we had $1 million of accrued interest and no penalties accrued related to unrecognized tax benefits. During 2007 and 2006, we recognized approximately $(25) million and $(5) million, respectively, in interest.

The components of our income tax expense for continuing operations were as follows:

Income Tax Expense for Continuing Operations

($ in millions)	2008	2007	2006
Current
Federal and foreign	$153	$510	$485
State and local	25	89	86

	178	599	571

Deferred
Federal and foreign	140	15	72
State and local	25	4	15

	165	19	87

Total	$343	$618	$658

Income taxes receivable on our Consolidated Balance Sheets totaled $352 million as of January 31, 2009 and $313 million as of February 2, 2008, and consisted of $204 million and $169 million of current income taxes receivable, respectively and $148 million and $144 million of deferred tax assets, respectively.

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is as follows:

Reconciliation of Tax Rates for Continuing Operations

(percent of pre-tax income)	2008	2007	2006
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local income tax, less federal income tax benefit	3.6	3.5	3.7
Tax effect of dividends on ESOP shares	(0.5)	(0.3)	(0.3)
Other permanent differences and credits	(0.4)	(2.3)	(1.7)

Effective tax rate for continuing operations	37.7%	35.9%	36.7%

The income tax rates for 2007 and 2006 were lower than they otherwise would have been due to the release of income tax reserves resulting from the favorable resolution of prior year tax matters.

18) Litigation, Other Contingencies and Guarantees

We are subject to various legal and governmental proceedings involving routine litigation incidental to our business. Reserves have been established based on our best estimates of our potential liability in certain of these matters. These estimates have been developed in consultation with in-house and outside counsel. While no assurance can be given as to the ultimate outcome of these matters, we currently believe that the final resolution of these actions, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

As of January 31, 2009, we estimated our total potential environmental liabilities to range from $34 million to $46 million and recorded our best estimate of $39 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

As part of the 2001 asset sale of J. C. Penney Direct Marketing Services, Inc., JCP signed a guarantee agreement with a maximum exposure of $20 million. Any potential claims or losses are first recovered from established reserves, then from the purchaser and finally from any state insurance guarantee fund before JCP’s guarantee would be invoked. As a result, we do not believe that any potential exposure would have a material effect on our consolidated financial statements.

19) Discontinued Operations

Our consolidated financial statements reflect activity related to operations we discontinued prior to 2006, and consisted primarily of adjustments reflecting management’s ongoing review and true-up of reserves for discontinued operations, including tax reserves.

Discontinued Operations

($ in millions, except per share data)	2008	2007	2006
Income from discontinued operations	$2	$10	$2
Income tax (benefit)/expense related to discontinued operations	(3)	4	(17)

Total income from discontinued operations, net of income taxes	$5	$6	$19

Diluted EPS for discontinued operations	$0.03	$0.03	$0.08

We do not expect previously discontinued operations to have a future material impact on our results of operations, financial condition or liquidity.

20) Quarterly Results of Operations (Unaudited)

The following is a summary of our quarterly unaudited consolidated results of operations for 2008 and 2007:

	First Quarter		Second Quarter			Third Quarter			Fourth Quarter
($ in millions, except per share data)	2008	2007	2008	2007		2008	2007		2008	2007
Total net sales	$4,127	$4,350	$4,282	$4,391		$4,318	$4,729		$5,759	$6,390

Gross margin	1,650	1,807	1,606	1,674		1,664	1,879		1,995	2,311

SG&A expenses	1,317	1,302	1,270	1,254		1,320	1,361		1,488	1,485

Income from continuing operations	120	238	116	175	(1)	123	261	(1)	208	431	(1)
Discontinued operations	-	-	1	7		1	-		3	(1)

Net income	$120	$238	$117	$182		$124	$261		$211	$430

Diluted earnings per share(2):
Continuing operations	$0.54	$1.04	$0.52	$0.78		$0.55	$1.17		$0.94	$1.93
Discontinued operations	-	-	-	0.03		0.01	-		0.01	-

Net income	$0.54	$1.04	$0.52	$0.81		$0.56	$1.17		$0.95	$1.93

(1) Includes credits of $3 million, or $0.01 per share, for the second quarter of 2007, $32 million, or $0.14 per share, for the third quarter of 2007, and $3 million, or $0.02 per share, for the fourth quarter of 2007 of tax benefits, which were due to the release of income tax reserves resulting from the favorable resolution of prior year tax matters.

(2) Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of January 23, 2002, between JCP and Company	8-K	001-15274	2	01/28/2002

3.1	Restated Certificate of Incorporation of the Company, as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006

3.2	Bylaws of Company, as amended to February 25, 2009	8-K	001-15274	3.1	03/03/2009

4.1	Indenture, dated as of October 1, 1982, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4(a)	04/19/1994

4.2	First Supplemental Indenture, dated as of March 15, 1983, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4(b)	04/19/1994

4.3	Second Supplemental Indenture, dated as of May 1, 1984, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4(c)	04/19/1994

4.4	Third Supplemental Indenture, dated as of March 7, 1986, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-03882	4(d)	03/11/1986

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
4.5	Fourth Supplemental Indenture, dated as of June 7, 1991, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-41186	4(e)	06/13/1991

4.6	Fifth Supplemental Indenture, dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of October 1, 1982	10-K	001-15274	4(o)	04/25/2002

4.7	Indenture, dated as of April 1, 1994, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-53275	4(a)	04/26/1994

4.8	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994	10-K	001-15274	4(p)	04/25/2002

4.9	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Institution) to Indenture dated as of April 1, 1994	10-Q	001-15274	4	09/06/2002

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
4.10*	Credit Agreement dated as of April 7, 2005, among the Company, JCP, J.C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wachovia Bank, National Association, as Letter of Credit Agent	10-K	001-15274	4(o)	04/08/2005

10.1	Asset Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., Eckerd Fleet, Inc., CVS Pharmacy, Inc. and CVS Corporation	10-K	001-15274	10(i)(e)	04/08/2004

10.2	Stock Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., TDI Consolidated Corporation, and The Jean Coutu Group (PJC) Inc.	10-K	001-15274	10(i)(f)	04/08/2004

10.3	Amendment and Waiver No. 1 to Asset Purchase Agreement dated as of July 30, 2004, among CVS Pharmacy, Inc., CVS Corporation, J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., and Eckerd Fleet, Inc.	10-Q	001-15274	10.1	09/08/2004

10.4	First Amendment to Stock Purchase Agreement dated as of July 30, 2004, among The Jean Coutu Group (PJC) Inc., J. C. Penney Company, Inc., and TDI Consolidated Corporation	10-Q	001-15274	10.2	09/08/2004

10.5	CN Rescission Agreement dated as of August 25, 2004, among CVS Corporation, CVS Pharmacy, Inc., certain CVS affiliates, and J.C. Penney Company, Inc.	10-Q	001-15274	10.3	09/08/2004

10.6**	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan	10-K	001-00777	10(k)	04/24/1989

10.7**	J. C. Penney Company, Inc. 1989 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	04/18/1989

* Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10 percent of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.8**	February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan	10-K	001-00777	10(ii)(k)	04/18/1995

10.9**	February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended	10-K	001-00777	10(ii)(k)	04/16/1996

10.10**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	001-00777	B	04/20/1993

10.11**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	04/18/1995

10.12**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	04/25/1990

10.13**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	04/11/1997

10.14**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	04/11/2001

10.15**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated effective July 1, 2007	10-Q	001-15274	10.1	09/12/2007

10.16**	Term Sheet dated as of October 27, 2004, between the Company and M. E. Ullman, III	10-Q	001-15274	10.1	12/07/2004

10.17**	Letter Agreement dated as of March 18, 2005, between the Company and M. E. Ullman, III	8-K	001-15274	10.1	03/22/2005

10.18**	Notice of Restricted Stock Award to M. E. Ullman, III, dated as of December 1, 2004	10-Q	001-15274	10.2	12/07/2004

10.19**	Notice of Restricted Stock Unit Award to M. E. Ullman, III, dated as of December 1, 2004	10-Q	001-15274	10.3	12/07/2004

10.20**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	02/15/2005

10.21**	Form of Notice of Restricted Stock Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.2	02/15/2005

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.22**	Form of Notice of Grant of Stock Option(s) under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.3	02/15/2005

10.23**	Form of Director’s election to receive all/portion of annual cash retainer in J. C. Penney Company, Inc. common stock (J. C. Penney Company, Inc. 2001 Equity Compensation Plan)	8-K	001-15274	10.4	02/15/2005

10.24**	Form of Notice of Restricted Stock Award – Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	02/15/2005

10.25**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.6	02/15/2005

10.26**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.7	02/15/2005

10.27**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	02/15/2005

10.28**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.9	02/15/2005

10.30**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	05/24/2005

10.31**	Form of Notice of Grant of Stock Option(s), Special Stock Option Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	05/31/2005

10.32**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	05/31/2005

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.33**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005

10.34**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	09/26/2007

10.35**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.4	03/27/2006

10.36**	Form of Notice of Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.5	03/27/2006

10.37**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	05/19/2006

10.38**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	05/19/2006

10.39**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.3	05/19/2006

10.40**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	05/19/2006

10.41**	Summary of Non-Employee Director Compensation	10-Q	001-15274	10.1	09/10/2008

10.42**	Form of Notice of Grant of Stock Options for Executive Officers subject to Executive Termination Pay Agreements under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	08/07/2006

10.43**	JCP Management Incentive Compensation Program, effective December 31, 2007	8-K	001-15274	10.6	12/14/2007

10.44**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/15/2007

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.45**	Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	03/15/2007

10.46**	Form of Notice of 2007 Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.3	03/15/2007

10.47**	2006 Incentive Compensation Awards, 2007 Base Salaries, 2007 Target Incentive Opportunity Percentages and 2007 Equity Awards for Named Executive Officers	10-K	001-15274	10.56	04/04/2007

10.48**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/07/2008

10.49**	2008 Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	03/07/2008

10.50**	Form of Notice of 2008 Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.3	03/07/2008

10.51**	JCP Change in Control Plan, as amended and restated effective March 27, 2008	8-K	001-15274	10.1	04/02/2008

10.52**	Form of Indemnification Trust Agreement between JCP and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended March 30, 1987	Def. Proxy Stmt.	001-00777	Exhibit 1 to Exhibit B	04/24/1987

10.53**	Second Amendment to Indemnification Trust Agreement between JCP and JPMorgan Chase Bank, effective as of January 27, 2002					X

10.54**	Third Amendment to Indemnification Trust Agreement between Company, JCP and JPMorgan Chase Bank, effective as of June 1, 2008	10-Q	001-15274	10.2	09/10/2008

** Indicates a management contract or compensatory plan or arrangement.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.55**	Form of Indemnification Agreement between Company, JCP and individual Indemnities, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	04/25/2002

10.56**	Special Rules for Reimbursements Subject to Code Section 409A under Indemnification Agreement between Company, JCP and individual Indemnities, adopted December 9, 2008					X

10.57**	Form of Notice of 2008 Supplemental Annual CEO Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	12/16/2008

10.58**	2008 Base Salaries, 2008 Target Incentive Opportunity Percentages and 2008 Equity Awards for Named Executive Officers	10-K	001-15274	10.60	04/01/2008

10.59**	JCP Change in Control Plan, effective December 31, 2007	8-K	001-15274	10.7	12/14/2007

10.60**	JCP Change in Control Plan, adopted effective January 26, 2009					X

10.61**	JCP Mirror Savings Plan, amended and restated effective December 31, 2007 and as further amended through December 9, 2008					X

10.62**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008 and as further amended through December 10, 2008					X

10.63**	Supplemental Retirement Program for Management Profit-Sharing Associates of JCP, as amended and restated effective December 31, 2007 and as further amended through December 9, 2008					X

10.64**	JCP Benefit Restoration Plan, as amended and restated effective December 31, 2007 and as further amended through December 9, 2008					X

10.65**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan, as amended through December 10, 2008					X

** Indicates a management contract or compensatory plan or arrangement.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.66**	2009 Base Salaries, 2009 Target Incentive Opportunity Percentages and 2009 Equity Awards for Named Executive Officers					X

10.67**	Form of Notice of 2009 Annual CEO Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/17/2009

12	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends					X

21	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney					X

31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Indicates a management contract or compensatory plan or arrangement.