Form 10-Q
period 2009-05-02
J C PENNEY CO INC
filed 2009-06-10
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

    ☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

 (Registrant's telephone number, including area code) (972) 431-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
235,815,959 shares of Common Stock of 50 cents par value, as of June 5, 2009

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended May 2, 2009

i

Part I. Financial Information

Item 1. Unaudited Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

($ in millions, except per share data)	13 weeks ended
	May 2,	May 3,
	2009	2008

Total net sales	$3,884	$4,127
Cost of goods sold	2,310	2,477
Gross margin	1,574	1,650
Operating expenses:
Selling, general and administrative (SG&A)	1,255	1,317
Pension expense/(income)	90	(22)
Depreciation and amortization	120	110
Pre-opening	9	6
Real estate and other (income), net	(6)	(9)
Total operating expenses	1,468	1,402
Operating income	106	248
Net interest expense	63	53
Income before income taxes	43	195
Income tax expense	18	75
Net income	$25	$120

Earnings per share:
Basic	$0.11	$0.54
Diluted	$0.11	$0.54

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions)	May 2,	May 3,	Jan. 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(1)
Assets
Current assets
Cash and cash equivalents	$2,138	$2,044	$2,352
Merchandise inventory (net of LIFO reserves of
of $2, $1 and $2)	3,237	3,694	3,259
Income taxes receivable	320	290	352
Prepaid expenses and other	234	237	257
Total current assets	5,929	6,265	6,220
Property and equipment (net of accumulated
depreciation of $2,550, $2,316 and $2,439)	5,335	5,042	5,367
Prepaid pension	-	1,548	-
Other assets	481	593	424
Total Assets	$11,745	$13,448	$12,011

Liabilities and Stockholders’ Equity
Current liabilities
Trade payables	$1,102	$1,307	$1,194
Accrued expenses and other current liabilities	1,340	1,350	1,600
Current maturities of long-term debt	506	202	-
Total current liabilities	2,948	2,859	2,794
Long-term debt	2,999	3,505	3,505
Deferred taxes	608	1,289	599
Other liabilities	994	702	958
Total Liabilities	7,549	8,355	7,856

Stockholders' Equity
Common stock(2)	111	111	111
Additional paid-in capital	3,507	3,464	3,499
Reinvested earnings at beginning of year	1,959	1,540	1,540
SFAS 158–change in measurement date	-	26	26
Net income	25	120	572
Dividends declared	(44)	(44)	(179)
Reinvested earnings at end of period	1,940	1,642	1,959
Accumulated other comprehensive (loss)	(1,362)	(124)	(1,414)
Total Stockholders’ Equity	4,196	5,093	4,155

Total Liabilities and Stockholders’ Equity	$11,745	$13,448	$12,011

(1) Derived from audited financial statements.
(2) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 222 million shares as of May 2, 2009, May 3, 2008 and January 31, 2009.

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Unaudited)

($ in millions)	13 weeks ended
	May 2,	May 3,
	2009	2008
Cash flows from operating activities:
Net income	$25	$120
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Asset impairments, PVOL and other unit closing costs	3	-
Depreciation and amortization	120	110
Benefit plans expense/(income)	83	(28)
Stock-based compensation	10	12
Tax benefits from stock-based compensation	2	4
Deferred taxes	(1)	42
Change in cash from:
Inventory	22	(53)
Prepaid expenses and other assets	23	25
Trade payables	(92)	(165)
Current income taxes payable	6	(2)
Accrued expenses and other	(135)	(196)
Net cash provided by/(used in) operating activities	66	(131)

Cash flows from investing activities:
Capital expenditures	(156)	(269)
Net cash (used in) investing activities	(156)	(269)

Cash flows from financing activities:
Payments of long-term debt, including capital leases	-	(1)
Financing costs	(30)	-
Dividends paid, common	(89)	(87)
Proceeds from stock options exercised	-	3
Tax withholding payments reimbursed by restricted stock	(2)	(3)
Net cash (used in) financing activities	(121)	(88)
Cash flows from discontinued operations
Operating cash flows	(3)	-
Investing cash flows	-	-
Financing cash flows	-	-
Total cash (paid for) discontinued operations	(3)	-
Net (decrease) in cash and cash equivalents	(214)	(488)
Cash and cash equivalents at beginning of year	2,352	2,532
Cash and cash equivalents at end of period	$2,138	$2,044

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation and Effect of New Accounting Standards

Basis of Presentation

J. C. Penney Company, Inc. is a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and J. C. Penney Company, Inc. was incorporated in Delaware in 2002, when the holding company structure was implemented. The holding company has no independent assets or operations, and no direct subsidiaries other than JCP. The holding company and its consolidated subsidiaries, including JCP, are collectively referred to in this quarterly report as “we,” “us,” “our,” “ourselves,” “JCPenney” or the “Company,” unless otherwise indicated.

J. C. Penney Company, Inc. is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee of certain of JCP’s outstanding debt securities by J. C. Penney Company, Inc. is full and unconditional.

These Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The accompanying Interim Consolidated Financial Statements are unaudited but, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (2008 Form 10-K). We follow substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2008 Form 10-K. The January 31, 2009 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2008 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Basis of Consolidation

All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior year amounts to conform to the current period presentation. None of the reclassifications affected our net income in any period.

Effect of New Accounting Standards

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

In November 2007, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” (FSP 157-2) which delayed the implementation of SFAS 157 for other non-financial assets and liabilities that are recorded or disclosed on a non-recurring basis until the beginning of the first quarter of 2009. Therefore, in the first quarter of 2009, we adopted FSP 157-2 for non-financial assets and liabilities. The adoption of FSP 157-2 did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP 157-3) which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in inactive markets. FSP 157-3 was immediately effective and included those periods for which financial statements had not been issued.  The adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4).  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS 128, “Earnings per Share”. This FSP must be adopted for reporting periods beginning after December 15, 2008. Dividend equivalents on our unvested share-based payment transactions are forfeited if the corresponding shares do not vest; therefore, FSP EITF 03-06-1 will not have any impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 provides enhanced disclosures about plan assets of a defined benefit pension or other postretirement plan including (i) investment policies and strategies, (ii) major categories of plan assets, (iii) the valuation techniques used to measure the fair value of plan assets, including the effect of significant unobservable inputs on changes in plan assets, and (iv) significant concentrations within plan assets. This statement is effective after December 15, 2009. Since FSP 132(R)-1 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of FSP 132(R)-1 will not have any effect on our results of operations or financial position.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position is effective for interim reporting periods ending after June 15, 2009. We do not expect this staff position to have a material impact on our consolidated financial statements.

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

Net income and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	13 weeks ended
	May 2,	May 3,
	2009	2008
Earnings:
Net income, basic and diluted	$25	$120
Shares:
Average common shares outstanding (basic shares)	222	222
Adjustment for assumed dilution:
Stock options and restricted stock awards	1	1
Average shares assuming dilution (diluted shares)	223	223
EPS:
Basic	$0.11	$0.54
Diluted	$0.11	$0.54

For the 13 weeks ended May 2, 2009 and May 3, 2008, 13 million and 7 million average potential shares of common stock, respectively, were excluded from the EPS calculation because their effect would have been anti-dilutive.

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

Level 3 — Valuations are based on inputs that are unobservable and significant to the overall fair value measurement.  Inputs reflect our best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

We determined the fair value of our REITs using quoted market prices.  The fair value of these investments reflected in other assets in our Consolidated Balance Sheet as of May 2, 2009 is presented in the table below based on the hierarchy outlined in SFAS 157.  See Note 7 for the net unrealized gain of $25 million in REITs recorded in accumulated other comprehensive income, a component of net equity.

($ in millions)	Assets at Fair Value as of May 2, 2009
	Level 1	Level 2	Level 3	Total
Total REIT assets	$117	$-	$-	$117

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4 – Supplemental Cash Flow Information

($ in millions)	13 weeks ended
	May 2,	May 3,
	2009	2008
Income taxes paid	$9	$30
Interest paid	120	117
Interest received	1	12

Note 5 – Credit Facility

On April 8, 2009, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a three-year, $750 million revolving credit agreement (2009 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2009 Credit Facility replaced our $1.2 billion credit facility that was scheduled to mature in April 2010.  The facility is secured by our inventory, which security interest can be released upon attainment of certain credit rating levels.  The 2009 Credit Facility is available for general corporate purposes, including the issuance of letters of credit.  Pricing under the 2009 Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services.  JCP’s obligations under the 2009 Credit Facility are guaranteed by
J. C. Penney Company, Inc.

The 2009 Credit Facility requires that we maintain certain financial covenants, which include a leverage ratio, a fixed charge coverage ratio and an asset coverage ratio (each as defined in the 2009 Credit Facility).  Under the terms of the 2009 Credit Facility, non-cash charges or credits related to retirement plans are not included in the calculation of EBITDA (consolidated earnings before income taxes less depreciation and amortization), which is used in the leverage ratio and fixed charge coverage ratio.
•
The leverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot exceed 4.0 to 1.0 through January 30, 2010, 3.5 to 1.0 from January 31, 2010 through October 30, 2010; and 3.0 to 1.0 thereafter.

•
The fixed charge coverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot be less than 2.25 to 1.0 through October 30, 2010, 2.5 to 1.0 from October 31, 2010 through October 29, 2011; and 3.0 to 1.0 thereafter.

•	The asset coverage ratio, which is calculated as of the last day of each fiscal month, cannot be less than 3.0 to 1.0.

As of May 2, 2009, we were in compliance with these requirements with a leverage ratio of 2.5 to 1.0, a fixed charge coverage ratio of 3.5 to 1.0 and an asset coverage ratio of 21.0 to 1.0.

No borrowings, other than the issuance of standby and import letters of credit totaling $154 million as of the end of the first quarter of 2009, have been made under the 2009 Credit Facility.

Note 6 – Long-Term Debt

There were no scheduled debt maturities or issuances of debt during the first quarter of 2009 or 2008.  In April 2009, we initiated a tender offer to purchase up to $200 million of JCP’s outstanding 8% Notes due March 1, 2010.  See Note 12 for a discussion of this transaction in the subsequent event footnote.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7 – Comprehensive Income and Accumulated Other Comprehensive Income/(Loss)

	Accumulated Other Comprehensive Income/(Loss)
($ in millions)	Unrealized Gain in REITs(1)	Net actuarial (loss)/gain and prior service (cost)/credit for pension and postretirement plans(2)	Total	Total Comprehensive Income
First Quarter 2009
January 31, 2009	$15	$(1,429)	$(1,414)
Amortization of net actuarial loss and prior service cost	-	42	42	$42
Net unrealized gain in REITs	10	-	10	10
Net income	-	-	-	25
May 2, 2009	$25	$(1,387)	$(1,362)	$77

First Quarter 2008
February 2, 2008	$115	$93	$208
SFAS 158 – change in measurement date	-	(343)	(343)
Adjusted balances - February 3, 2008	115	(250)	(135)
Net unrealized gain in REITs	11	-	11	$11
Net income	-	-	-	120
May 3, 2008	$126	$(250)	$(124)	$131

(1) Shown net of a deferred tax liability of $14 million as of May 2, 2009, $70 million as of May 3, 2008 and $8 million as of
January 31, 2009.
(2) Shown net of a deferred tax asset of $884 million as of May 2, 2009, $158 million as of May 3, 2008 and $910 million as of January 31, 2009.

Note 8 – Stock-Based Compensation

We grant stock-based compensation awards to employees (associates) and non-employee directors under our equity compensation plan.  As of May 2, 2009, there were 5.4 million shares of stock available for future grants under our 2005 Equity Compensation Plan (2005 Plan). On May 15, 2009, our stockholders approved the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan (2009 Plan), reserving 13.1 million shares for future grants (8.5 million newly authorized shares plus up to 4.6 million unissued shares from our 2005 Plan). Our 2005 Plan was terminated on May 15, 2009, except for outstanding awards, and future awards will be granted under the 2009 Plan.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents total stock-based compensation costs included in the Consolidated Statements of Operations.

Stock-Based Compensation Cost

($ in millions)	13 weeks ended
	May 2,	May 3,
	2009	2008
Stock awards (shares and units)	$3	$5
Stock options	7	7
Total stock-based compensation cost	$10	$12

Total income tax benefit recognized in the
Consolidated Statements of Operations for
stock-based compensation arrangements	$4	$5

Stock Options
On March 16, 2009, we made an annual grant of stock options covering approximately 3.9 million shares to associates at an option price of $16.09, with a fair value of $6.27 per option.

The following table summarizes stock options outstanding as of May 2, 2009, as well as activity during the three months then ended:

(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at January 31, 2009	11,862	$42
Granted	3,873	16
Exercised	(12)	19
Forfeited or expired	(714)	36
Outstanding at May 2, 2009	15,009	36

Exercisable at May 2, 2009	7,204	47

As of May 2, 2009, there was $61 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.2 years.

Stock Awards
On March 16, 2009, we made a grant of approximately 149,000 performance-based stock units to the Chairman and Chief Executive Officer, with a fair value of $8.59 per unit.  The performance measurement for the award is the Company’s annualized total stockholder return over a three-year performance period. The minimum performance level required to achieve 100% payout of the award is 11.3% annualized total stockholder return.  No portion of the award will be earned if the annualized total stockholder return is less than 11.3%.  The maximum payout is 100% of the performance units awarded.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In addition, dividend equivalents of approximately 17,000 restricted stock units were granted on outstanding unvested restricted stock unit awards during the first quarter of 2009.

During the first quarter of 2009, in addition to the vesting of individual restricted stock awards, the final one-third, or approximately 213,000, of our March 2006 annual grant of performance-based restricted stock unit awards vested, and the initial one-third, or approximately 124,000, of our March 2008 annual grant of time-based restricted stock unit awards vested.

The following table summarizes the non-vested stock awards (shares and units) as of May 2, 2009 and activity during the three months then ended:

(awards in thousands)	Non-Vested	Weighted- Average Grant
	Stock Awards	Date Fair Value
Non-vested at January 31, 2009	1,219	$42
Granted	166	9
Vested	(351)	54
Forfeited	(39)	45
Non-vested at May 2, 2009	995	30

As of May 2, 2009, there was $21 million of unrecognized compensation expense related to unearned associate stock awards which will be recognized over the remaining weighted-average vesting period of approximately 1.3 years.

Common Stock Outstanding
During the first three months of 2009 and 2008, the number of outstanding shares of common stock changed as follows:

(shares in millions)	May 2,	May 3,
	2009	2008
Shares outstanding at beginning of year	222.2	221.7
Exercise of stock options	-	0.1
Vesting of restricted stock units	0.3	0.2
Shares cancelled for tax withholding	(0.1)	-
Shares outstanding at end of period	222.4	222.0

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9 – Retirement Benefit Plans

Our retirement benefit plans consist of a non-contributory qualified defined benefit pension plan (primary plan), non-contributory supplemental pension plans, a deferred compensation plan for certain management associates, a 1997 voluntary early retirement program, a contributory medical and dental plan (postretirement health and welfare plan) and a 401(k) savings plan and employee stock ownership plan (401(k) savings plan). These plans are discussed in more detail in our 2008 Form 10-K. Associates hired or rehired on or after January 1, 2002 are not eligible for retiree medical or dental coverage. Associates hired or rehired on or after January 1, 2007 are not eligible to participate in the primary plan.

The components of net periodic benefit expense/(income) for the primary plan and supplemental pension plans and the postretirement health and welfare plan, and costs associated with the 401(k) savings plan for the 13 weeks ended May 2, 2009 and May 3, 2008 are as follows:

Pension Plans Net Periodic Benefit Expense/(Income)

	Pension Plans
	Primary Plan		Supplemental		Total
($ in millions)	13 weeks ended		13 weeks ended		13 weeks ended
	May 2,	May 3,	May 2,	May 3,	May 2,	May 3,
	2009	2008	2009	2008	2009	2008
Service cost	$18	$22	$1	$1	$19	$23
Interest cost	63	59	4	5	67	64
Expected return on plan assets	(70)	(114)	-	-	(70)	(114)
Net amortization	70	-	4	5	74	5
Net periodic benefit expense/(income)	$81	$(33)	$9	$11	$90	$(22)

Postretirement Health and Welfare Plan Net Periodic (Income)

	Postretirement Health and Welfare Plan
($ in millions)	13 weeks ended
	May 2,	May 3,
	2009	2008
Service cost	$-	$-
Interest cost	-	-
Expected return on plan assets	-	-
Net amortization	(6)	(6)
Net periodic (income)	$(6)	$(6)

401(k) Savings Plan
Total expense for the 401(k) savings plan for both the first quarter of 2009 and 2008 was $13 million, which included the Company match on participating associates’ deposits up to 6% of pay, as well as cost of 2% of pay for eligible associates hired or re-hired on or after January 1, 2007, in lieu of primary pension benefits.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Employer Contributions
Our policy with respect to funding the primary plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Based on the funded status of our primary plan, we are not required to make a mandatory pension plan contribution under ERISA rules in 2009 or 2010.  See Note 12 for a discussion of a voluntary contribution of Company stock to the primary plan made subsequent to the quarter.

Note 10 – Real Estate and Other (Income)/Expense

	13 weeks ended
($ in millions)	May 2,	May 3,
	2009	2008
Real estate activities	$(9)	$(10)
Other	3	1
Total	$(6)	$(9)

Real estate and other consists mainly of ongoing operating income from our real estate subsidiaries whose primary investments are in REITs, as well as investments in 14 joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits.  The decrease in real estate activities reflected a decline in our ongoing real estate joint venture and REIT investment income resulting from the weakened retail real estate market.  The increase in other was due to a write down of a corporate asset held for disposal to reflect fair value.

Note 11 – Litigation, Other Contingencies and Guarantees

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

As of May 2, 2009, we estimated our total potential environmental liabilities to range from $34 million to $46 million and recorded our best estimate of $39 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

As of May 2, 2009, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12 – Subsequent Events

Debt Tender
On May 12, 2009, we announced our acceptance of the purchase of $104 million principal amount of JCP’s outstanding 8% Notes due March 1, 2010 (Notes), which were validly tendered pursuant to the Company’s cash tender offer announced          April 14, 2009 that originally offered to purchase up to $200 million aggregate principal amount of the Notes.  The aggregate consideration for the Notes accepted for purchase, including accrued and unpaid interest, was $107 million and was paid on May 13, 2009.

J. C. Penney Company 2009 Long-Term Incentive Plan
At our May 15, 2009 Annual Meeting of Stockholders, JCPenney stockholders approved the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan (2009 Plan) effective May 15, 2009.  The 2009 Plan allows for grants of stock options, stock appreciation rights (SARs), and stock awards (collectively Equity Awards) and cash incentive awards (together Awards) to associate participants and Equity Awards to Non-Associate Director participants.  The 2009 Plan reserves a total of 13.1 million shares of common stock, 8.5 million newly authorized shares plus up to 4.6 million reserved but unissued shares from the Company’s 2005 Equity Compensation Plan.  Under the 2009 Plan, Awards to associate participants are subject to such conditions as continued employment, qualifying termination, passage of time and/or satisfaction of performance criteria as specified in the Plan or set by the Plan committee.

Stock Contribution to the Pension Plan
On May 18, 2009, we made a voluntary contribution of $340 million of JCPenney common stock to the J. C. Penney Corporation, Inc. Pension Plan.  The contribution consisted of approximately 13.4 million newly issued shares of JCPenney common stock.  The value of the contribution was based on a price of $25.39 per share, reflecting a 6.5% discount to the closing price of JCPenney common stock on May 18, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

J. C. Penney Company, Inc. is a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and J. C. Penney Company, Inc. was incorporated in Delaware in 2002, when the holding company structure was implemented. The holding company has no independent assets or operations and no direct subsidiaries other than JCP. The holding company and its consolidated subsidiaries, including JCP, are collectively referred to in this quarterly report as “we,” “us,” “our,” “ourselves,” “JCPenney” or the “Company,” unless otherwise indicated.

The holding company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee of certain of JCP’s outstanding debt securities by the holding company is full and unconditional.

The following discussion, which presents our results, should be read in conjunction with our consolidated financial statements as of January 31, 2009, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the year ended January 31, 2009 (2008 Form 10-K). This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. Unless otherwise indicated all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Key Items
•	Although the difficult economic environment persisted during the first quarter of 2009, both sales and operating income exceeded our expectations at the beginning of the quarter.

•
First quarter results reflected positive customer response to the style and newness in our spring merchandise assortment, which together with the alignment of inventory levels to current sales trends, led to improved sales and gross margin rate and had a positive impact on operating income.  Aggressive management of our operating expenses also contributed to higher-than-expected operating income.

o	Comparable store sales were better than initial guidance by more than 400 basis points.
o	Gross margin rate improved 50 basis points over the same period last year.
o	Selling general and administrative (SG&A) expenses declined $62 million from last year’s first quarter.

•
During the quarter, we continued executing our Bridge Plan under which we accelerate, maintain and moderate key initiatives in order to put us back in position for retail growth and leadership when the economic environment improves.

o
We accelerated the effective communication of our value proposition – style, quality, price – through our spring marketing campaign, which launched during the Academy Awards in February; and continued our roll-out of Sephora inside JCPenney.

o
We maintained our newness and innovation in our merchandise offerings with the launch of new brands, such as Allen B® by Allen Schwartz and I “Heart” Ronson™ by Charlotte Ronson and further strengthened and improved assortments of some of our private and exclusive brands, including a.n.a®, Worthington® and St. John’s Bay®, as well as American Living®, which experienced better sales and gross margin.

o
We moderated our level of inventory, by reducing it by over 15% on a comparable store basis, and reduced our capital expenditures, both of which contributed significantly to our ability to generate free cash flow (a non-GAAP financial measure) for the quarter.

•
We strengthened our liquidity position by improving free cash flow by $308 million versus last year’s first quarter.  We ended the quarter with $2.1 billion of cash and cash equivalents and we negotiated a new $750 million revolving credit agreement.

•
During the first quarter, we opened 9 new stores all of which in the off-mall format and one of which was a relocation.  We also opened 14 Sephora inside JCPenney locations, which brought the total to 105 locations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Results of Operations

Our first quarter 2009 results continued to be impacted by the weakened worldwide economic environment that has negatively affected consumer spending in the United States and fostered uncertainty in the global capital markets.  Accordingly, we are executing our Bridge Plan strategy to improve our assortments, manage inventory levels to reflect current sales trends, and control our expenses.  Our performance in the first quarter benefited from better-than-expected sales throughout the quarter and, along with better alignment of inventory levels, led to an improved gross margin rate. This, coupled with a reduction in SG&A expenses, enabled us to exceed our operating income expectations for the quarter.

($ in millions, except EPS)	13 weeks ended
	May 2,	May 3,
	2009	2008

Total net sales	$3,884	$4,127
Percent (decrease) from prior year	(5.9)%	(5.1)%
Comparable store sales (decrease)(1)	(7.5)%	(7.4)%
Gross margin	1,574	1,650
Operating expenses:
Selling, general and administrative (SG&A)	1,255	1,317
Qualified pension plan expense/(income)	81	(33)
Supplemental pension plans expense	9	11
Total pension expense/(income)	90	(22)
Depreciation and amortization	120	110
Pre-opening	9	6
Real estate and other (income), net	(6)	(9)
Total operating expenses	1,468	1,402
Operating income	106	248
Net interest expense	63	53
Income before income taxes	43	195
Income tax expense	18	75
Net income	$25	$120

Diluted EPS	$0.11	$0.54

Ratios as a percent of sales:
Gross margin	40.5%	40.0%
SG&A	32.3%	31.9%
Total operating expenses	37.8%	34.0%
Operating income	2.7%	6.0%
Operating income adjusted to exclude qualified pension
plan expense/(income) (non-GAAP financial measure)	4.8%	5.2%

(1)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Operating Performance Summary
For the first quarter of 2009, we reported net income of $25 million, or $0.11 per share, compared with $120 million, or $0.54 per share, for the same 2008 period.  Our first quarter results were impacted by the pre-tax negative swing in non-cash qualified pension plan expense of $114 million, or $0.32 per share, on an after-tax basis.  Despite the persistence of the worldwide economic challenges, we experienced better-than-expected sales throughout the quarter from the positive customer response to the newness in our merchandise assortments, which together with the alignment of inventory levels to the current sales trend, resulted in a 50 basis point improvement in gross margin.  SG&A expenses were well managed and decreased $62 million from last year’s first quarter.  Operating income declined to 2.7% of sales as a result of higher qualified pension plan non-cash expense and the deleveraging of other operating costs due to the lower sales volume.  On an adjusted basis, excluding the non-cash qualified pension plan expense from the quarter and the non-cash pension plan credit from last year’s quarter, operating income was 4.8% of sales versus 5.2%.  (See Operating Income for a discussion of this non-GAAP financial measure).

Store Growth
The following table compares the number of JCPenney department stores and gross selling space for the first quarter of 2009 and 2008.

	13 weeks ended
	May 2,	May 3,
	2009	2008
Number of JCPenney department stores
Beginning of period	1,093	1,067

Stores opened(1)	9	11
Closed stores(1)	(1)	(4)

End of period	1,101	1,074

Gross selling space
(square feet in millions)
Beginning of period	110	107

Stores opened	1	1
Closed stores	-	-

End of period	111	108
(1) Includes relocations of 1 and 3 stores, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Total Net Sales
($ in millions)	13 weeks ended
	May 2,	May 3,
	2009	2008
Total net sales	$3,884	$4,127
Sales percent (decrease):
Total net sales	(5.9)%	(5.1)%
Comparable store sales	(7.5)%	(7.4)%

Total net sales decreased $243 million, or 5.9%, to $3,884 million compared to last year’s first quarter.  Total net sales reflected sales of 27 net new stores (net of closings and relocations) opened subsequent to last year’s first quarter, including 8 net new stores opened in this year’s first quarter.  Comparable store sales, which decreased 7.5%, exceeded our expectations of a double-digit decline as of the beginning of the quarter.  Last year’s comparable store sales decreased 7.4%.  JCPenney mall store traffic, which experienced an improvement from recent trends, was down approximately 3.3% for the quarter, but exceeded the overall mall traffic trends.  The number of transactions and number of units sold declined for the quarter, consistent with the difficult retail environment.  For the quarter, the average unit retail was up slightly.  Geographically, the best performance was in the southwest region, and the weakest was in the southeast region. Online sales, through jcp.com, which are included in comparable stores sales, decreased 3.9% for the first quarter of 2009.

The decline in sales for the quarter was better than initial expectations due in part to positive customer response to our spring merchandise assortment.  Although sales weakness was broad-based across most merchandise categories, our best performing division was women’s apparel.  Fine jewelry experienced the weakest results for the quarter.  Private brands, including exclusive brands found only at JCPenney, comprised approximately 50% of total merchandise sales for the first quarter of 2009, consistent with last year’s first quarter.  Fine jewelry continues to experience weakness in consumer demand.

The first quarter results reflect important merchandise initiatives for the spring selling season.  Customers responded well to our new spring offerings from our exclusive designers portfolio, which include nicole® by Nicole Miller, Bisou Bisou® by Michele Bohbot, ALLEN B.® by Allen B. Schwartz, Fabulosity™ by Kimora Lee Simmons and I “Heart” Ronson™ by Charlotte Ronson.  Additionally, our better-than-expected results were benefited by the customer response to our recently updated and leading women’s private brands such as a.n.a®, Worthington® and St. John’s Bay®.  Our results also reflect the improved performance of American Living®, which is increased over last year both in sales and gross margin.

Management continues to be pleased with the results of Sephora inside JCPenney. At the end of the first quarter of 2009, we had 105 Sephora inside JCPenney locations compared to 72 Sephora inside JCPenney locations at the end of the 2008 first quarter. The number of Sephora inside JCPenney locations is expected to be 155 by the end of 2009.

Merchandise Initiatives
In April 2009, we announced the launch of Cindy Crawford Style, a new brand of home furnishings and accessories. Launching exclusively at JCPenney in September 2009, the collection will include bedding, window coverings, bath, decorative accessories, table top, area rugs, lighting and wall décor. Furniture will also be available in select markets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

In April 2009, we announced the launch of three new brands for young men, RS By Sheckler, Rusty surf apparel and Third Rail a Zoo York Production. Catering to the action sports lifestyle, these new surf and skate-inspired brands will be available in JCPenney stores and jcp.com starting in July, arriving in time for the back to school shopping season.

Also in April 2009, we announced the launch of JOE Joseph Abboud, a comprehensive collection of men’s sportswear, shirts, ties, tailored clothing, outerwear and footwear. Launching at our stores in September 2009, JOE Joseph Abboud – owned by JA Apparel Corp., owners of global lifestyle brand Joseph Abboud – creates a “neo-traditional” lifestyle category in Men’s that caters to customers seeking designer casual, business casual and dressy attire at affordable prices.

Marketing Initiatives
In February 2009, we announced our official sponsorship of the “Rascal Flatts American Living Unstoppable Tour” presented by JCPenney. The tour will promote American Living, our affordable, all-American lifestyle brand developed exclusively for our customers by Polo Ralph Lauren’s Global Brand Concepts with offerings across 40 merchandise categories. The fully integrated two-year sponsorship will kick off in early June 2009, with the tour hitting about 60 cities across the nation each year.

Gross Margin
The gross margin rate increased 50 basis points to 40.5% of sales for the first quarter of 2009, or $1,574 million, compared to 40.0% of sales, or $1,650 million, for the comparable 2008 period. Gross margin improved as a percentage of sales through better-than-expected sales as customers responded favorably to our spring assortment.  Better alignment of inventory levels to current sales trends resulted in more sales of merchandise at regular promotional prices and less clearance selling, which contributed importantly to the improved margin rate.

SG&A Expenses
Our first quarter SG&A expenses remained controlled across the entire organization, decreasing $62 million to $1,255 million compared to $1,317 million in last year’s first quarter, despite the addition of 27 net new stores opened since the end of the first quarter last year.  The reduction in SG&A expenses was mainly attributable to lower marketing primarily resulting from realignment of advertising resources in order to better leverage media to reach our customers and a reduction of catalog book costs.  Store expenses, which benefited from the initiatives of work force and time management as well as CustomerFirst, were essentially flat with last year, despite the impact of incremental expenses associated with new stores.  Additionally, home office administrative expenses declined compared to last year.  Somewhat offsetting the decline in SG&A expenses was a higher accrual of incentive compensation expense driven by the better-than-planned sales and operating income.  While SG&A expense dollars declined, we experienced a deleveraging of 40 basis points compared to last year’s first quarter due to lower sales volume.

Pension Expense/(Income)
As expected for the first quarter of 2009, total pension expense was $90 million compared to total pension income of $22 million in last year’s first quarter.  Total pension expense is comprised of $81 million of non-cash qualified pension plan (primary plan) expense and $9 million supplemental pension plan expense.  Our first quarter results reflected a negative swing in primary plan non-cash expense of $114 million, or $0.32 per share on an after-tax basis, that resulted mainly from the amortization of the primary plan’s unrealized loss from the sharp decline in plan assets during 2008.

Depreciation and Amortization Expenses
As expected with the new store growth and investments in renovating existing stores, depreciation and amortization expenses in the first quarter of 2009 increased 9% to $120 million from $110 million for the comparable 2008 period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Pre-Opening Expenses
Pre-opening expenses include costs such as advertising, hiring and training new associates, processing and stocking initial merchandise inventory and rental costs.  Pre-opening expenses were $9 million and $6 million in the first quarter of 2009 and 2008, respectively. We opened 9 stores during the first quarter of 2009 and 11 stores during the first quarter of 2008.  The increase to pre-opening expenses in the first quarter was mainly due to the recognition of rent expense (level rent) during the construction period associated with the Manhattan store in New York City, which is expected to open in late July 2009.

Real Estate and Other (Income)/Expense
In the first quarter of 2009, real estate and other was a net credit of $6 million versus $9 million in the first quarter of 2008.  Real estate and other consists primarily of ongoing operating income from our real estate subsidiaries, as well as net gains from the sale of facilities and equipment that are no longer used in our operations, other non-operating corporate charges and credits and asset impairments.  The reduction of $3 million from last year’s net credit was primarily attributable to a write down of a corporate asset held for disposal to reflect fair value and a decline in our ongoing real estate joint venture and REIT investment income as a result of the weakened retail real estate market.

Operating Income
For the first quarter of 2009 and mostly impacted by our non-cash primary plan pension expense, operating income declined 57.3% to $106 million, or 2.7% of sales, from $248 million in the first quarter of last year, or 6.0% of sales.  On an adjusted basis (non-GAAP), excluding the impact of non-cash primary plan expense in 2009 and excluding the non-cash credit from last year’s first quarter, adjusted operating income declined by 13%, and as a percent of sales was 4.8% in 2009 versus 5.2% in 2008.

Adjusted operating income, which excludes primary plan expense/(income), is considered a non-GAAP financial measure under the rules of the Securities and Exchange Commission.  We believe that the presentation of adjusted operating income, which our management uses to assess our operating results, is useful in order to better understand the operating performance of our core business, provide enhanced visibility in our SG&A expense structure and to facilitate the comparison of our results to the results of our peer companies.  Unlike our primary operating expenses, primary plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors, such as market volatility, that are beyond our control.  We believe it is useful to investors to understand the impact of the non-cash primary plan expense to our results of operations through better year-over-year comparisons.

Accordingly, we believe it is important to view this non-GAAP financial measure in addition to, rather than as a substitute for, the GAAP financial measure of operating income.  Adjusted operating income is limited as a financial measure since it does not include all operating expenses.

The following table reconciles operating income, the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure.

	13 weeks ended
($ in millions)	May 2,	May 3,	% Inc.
	2009	2008	(Dec.)
Operating income	$ 106	$ 248	(57.3)%
As a percent of sales	2.7%	6.0%
Add/(deduct): Qualified pension plan expense/(income)	81	(33)
Adjusted operating income (non-GAAP)	$ 187	$ 215	(13.0)%
As a percent of sales	4.8%	5.2%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Net Interest Expense
Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents.  Net interest expense was $63 million for the first quarter of 2009 compared to $53 million for the first quarter of 2008.  The increase in net interest expense in the first quarter was due primarily to a decrease in the weighted-average annual interest rate earned on short-term investment balances from 2.4% in the first quarter of 2008 to 0.2% in the first quarter of 2009, combined with a decrease in short-term investments.

Income Taxes
Our effective income tax rate was 41.9% and 38.5% for the first quarters of 2009 and 2008, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur. The tax rate for the first quarter of 2009 was negatively impacted primarily by state income tax legislative changes enacted during the quarter, which increased our tax liability by $1.6 million dollars.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Liquidity and Capital Resources

Although the economic environment remains challenging and unpredictable, we continue to maintain our strong financial position, improve our cash flow metrics and retain flexibility to support the execution of our Bridge Plan initiatives.

Our Bridge Plan is designed to enable us to effectively navigate through the economic downturn.  The Bridge Plan includes initiatives that we continue to accelerate, maintain or moderate until such time as we can get back on the trajectory of our Long-Range Plan for retail growth and leadership when the economic situation improves.  Under the Bridge Plan we continue to tightly manage aspects of our business that are within our control, in particular matching inventory levels with sales trends; implementing stronger expense control throughout the Company, and opening stores at a slower rate while improving our existing locations.

The foundation of our strong liquidity position is our cash and cash equivalents balance, our new $750 million revolving credit facility agreement entered into in April 2009 and our ability to improve free cash flow (non-GAAP financial measure).

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	May 2,	May 3,
	2009	2008

Cash and cash equivalents	$2,138	$2,044
Merchandise inventory	3,237	3,694

Long-term debt, including current maturities	3,505	3,707
Stockholders’ equity	4,196	5,093
Total capital	7,701	8,800
Additional amounts available under our credit agreement(1)	750	1,200
Cash flow from operating activities	66	(131)
Free cash flow (non-GAAP financial measure)(2)	(179)	(487)
Capital expenditures	156	269
Dividends paid	89	87
Ratios:
Debt-to-total capital(3)	45.5%	42.1%
Cash-to-debt(4)	61.0%	55.1%

(1)	During the first quarter of 2009, we replaced our 2005 Credit Agreement with a new $750 million credit agreement.
(2)	See page 23 for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.
(3)	Long-term debt, including current maturities divided by total capitalization.
(4)	Cash and cash equivalents divided by long-term debt, including current maturities.

Cash and Cash Equivalents
We ended the first quarter of 2009 with approximately $2.1 billion in cash and cash equivalents, which represented approximately 61% of our $3.5 billion of outstanding long-term debt, including current maturities.  No scheduled payments or issuance of debt occurred during the first quarter of 2009 or 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Free Cash Flow (Non-GAAP Financial Measure)
We define free cash flow as net cash provided by operating activities less capital expenditures and dividends paid, plus proceeds from sale of assets.  Free cash flow is considered a non-GAAP financial measure under the rules of the Securities and Exchange Commission.  Our management uses free cash flow to assess our financial condition and operations. We believe that free cash flow is a relevant indicator of our ability to repay maturing debt, revise our dividend policy or fund other uses of capital that we believe will enhance stockholder value.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities and other obligations or payments made for business acquisitions.  Therefore, we believe it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

($ in millions)	13 weeks ended
	May 2,	May 3,
	2009	2008
Net cash provided by/(used in) operating activities (GAAP financial measure)	$66	$(131)
Less:
Capital expenditures	$(156)	$(269)
Dividends paid, common	(89)	(87)
Plus:
Proceeds from sale of assets	-	-
Free cash flow (non-GAAP financial measure)	$(179)	$(487)

During the first quarter of 2009, our free cash flow improved $308 million to $(179) million compared to $(487) million in the same period last year.  The improvement was mainly the result of our effective inventory management and reduction in capital expenditures, which positively reflects our execution of Bridge Plan initiatives to align inventory to sales trends and moderate store growth and renovations during the economic downturn.

2009 Credit Facility
On April 8, 2009, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a three-year, $750 million revolving credit agreement (2009 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2009 Credit Facility replaced our $1.2 billion credit facility that was scheduled to mature in April 2010.  The new facility, which matures in April 2012, may be used for general corporate purposes and the issuance of letters of credit.

The 2009 Credit Facility is secured by our merchandise inventory, which security interest can be released upon attainment of certain credit rating levels.  Pricing under the 2009 Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services.  JCP’s obligations under the 2009 Credit Facility are guaranteed by J. C. Penney Company, Inc.

As of May 2, 2009, we were in compliance with our required financial covenants.  As of such date, our leverage ratio was 2.5 to 1.0, our fixed charge coverage ratio was 3.5 to 1.0 and our asset coverage ratio was 21.0 to 1.0.

We did not utilize our previous $1.2 billion credit facility for cash borrowing and we do not expect to borrow under our new 2009 Credit Facility other than to provide support for the issuance of letters of credit, which totaled $154 million at the end of the first quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

See Note 5 to the unaudited Interim Consolidated Financial Statements for further information on our 2009 Credit Facility, including details of the required financial covenants.

Cash Flows
The following is a summary of our cash flows from operating, investing and financing activities for both continuing and discontinued operations:

($ in millions)	13 weeks ended
	May 2,	May 3,
	2009	2008
Net cash provided by/(used in):
Continuing operations:
Operating activities	$66	$(131)
Investing activities	(156)	(269)
Financing activities	(121)	(88)
Discontinued operations:
Operating activities	(3)	-
Investing activities	-	-
Financing activities	-	-
Net (decrease) in cash and cash equivalents	$(214)	$(488)

Cash Flow from Operating Activities - Continuing Operations
Our operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of the sales, profits and operating cash flows are realized.

Cash flow from operating activities for the first quarter of 2009 increased year-over-year primarily from effective inventory management, net of trade payables.  While net income decreased $95 million in the first quarter of 2009 compared to the first quarter of 2008, a significant portion of the decline was attributable to non-cash primary plan expense.

Total merchandise inventory was $3,237 million at the end of the first quarter of 2009, down 12.4% from last year, primarily as a result of our effective inventory management in response to the continuing difficult business environment, even with the addition of 33 new stores (27 net of relocations and closures) since the end of the first quarter of 2008.  On a comparable store basis, inventories were down approximately 15.8% from last year.  With less clearance merchandise available, lower inventory was primarily the result of lower receipts.

Cash Flow from Investing Activities - Continuing Operations
Capital expenditures were $156 million for the first quarter of 2009, compared with $269 million for the first quarter of 2008. Capital spending was principally for new stores, as well as store renewals and modernizations, and declined as expected as a result of moderating store growth and renovations under the Bridge Plan.  During the first quarter of 2009, we opened nine new stores, one of which was relocated.  Our plans call for opening an additional eight new and relocated stores in 2009.  Consistent with the first quarter, capital expenditures for the remainder of 2009 are expected to be funded with cash flow from operations and existing cash and cash equivalent balances.  We continue to anticipate full year 2009 capital expenditures to be approximately $600 million.

During the first quarter of 2008, we opened 11 new stores, including three relocations.  We also closed one store.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Cash Flow from Financing Activities - Continuing Operations
During the first quarter of 2009 and 2008, there were no new issuances or repayments of long-term debt, other than capital lease payments.

Net proceeds from the exercise of stock options were $3 million for the first quarter of 2008.

As authorized by the Board, we paid quarterly dividends during the first quarter of 2009 and 2008.

	2009		2008
	Per Share	Total (in millions)	Per Share	Total (in millions)
February 2, 2009 and February 4, 2008	$0.20	$44	$0.20	$44
May 1, 2009 and May 1, 2008	0.20	45	0.20	43
		$89		$87

During the first quarter of 2009, we paid $30 million of fees related to our new 2009 Credit Facility.

Cash Flow Outlook
For the remainder of 2009, we believe that our cash flow generated from operations, combined with our existing cash and cash equivalents will be adequate to fund capital expenditures, working capital and dividend payments; therefore, no external financing will be required.  We believe that our financial position continues to provide the financial flexibility to support our Bridge Plan initiatives.

Our cash flows may be impacted by many factors, including the effects of the current economic environment and consumer confidence and competitive conditions in the retail industry.  Based on the nature of our business, we consider these factors to be normal business risks.

Credit Ratings

Long-Term Debt
▪	On April 1, 2009, Moody’s Investors Service, Inc. revised our long-term debt credit rating to Ba1 from Baa3 citing their expectation that our operating results will continue to decline in 2009.
▪
On April 8, 2009, Fitch Ratings retained our long term debt credit rating at investment grade of BBB-, citing our strong liquidity, which is supported by our management of inventory and capital expenditures.

▪
On April 16, 2009, Standard and Poor’s Ratings Services revised our credit rating to BB from BBB- citing their deepening concern about the impact of the U.S. recession and weakening consumer confidence on the department store sector.

Credit Facility
▪
On April 8, 2009, Fitch Ratings assigned a rating of BBB to our 2009 Credit Facility, reflecting the higher priority status of the facility relative to the Company’s unsecured debt securities, as the 2009 Credit Facility is secured by our inventory.

▪	In early April 2009, Moody’s Investors Service, Inc. assigned a Baa1 rating to our 2009 Credit Facility.
▪	Standard and Poor’s Ratings Services does not rate our bank line.

Liquidity
▪	On April 1, 2009 Moody’s Investors Service, Inc. assigned their highest liquidity rating of SGL-1 to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Contractual Obligations and Commitments
Aggregate information about the Company’s obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2008 Form 10-K.  Reflective of our actions to reduce merchandise receipts in line with expected sales trends, purchase order obligations at the end of the 2009 first quarter were approximately 11% lower than at the end of the first quarter of 2008.

Recent Developments
During the first quarter of 2009, we commenced a cash tender offer to purchase up to $200 million aggregate principal amount of JCP’s outstanding 8% Notes due March 1, 2010 (Notes).  On May 12, 2009, subsequent to the first quarter, we accepted for purchase $104 million principal amount of Notes, which were validly tendered pursuant to the cash tender offer.  By using existing cash balances to repurchase and retire this debt early, we expect to reduce interest expense for 2009 by approximately $4 million, net of fees.

At our May 15, 2009 Annual Meeting of Stockholders, JCPenney stockholders approved the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan, which reserves a total of 13.1 million shares of common stock (8.5 million newly authorized shares plus up to 4.6 million reserved but unissued shares from our 2005 Equity Compensation Plan) for issuance of awards to associates and non-associate director participants.

Additionally in May 2009, following the end of the first quarter, we made a voluntary contribution of 13.4 million shares of common stock, valued at $340 million, to the J. C. Penney Corporation, Inc. Pension Plan.  With the contribution, the Plan’s funded status under the ERISA rules is further enhanced with a funding ratio in excess of 110%.  The contribution, which is fully tax deductible, is accretive to earnings and cash flow in 2009.

See Note 12 to the unaudited Interim Consolidated Financial Statements for further information on these subsequent events.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgments that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate estimates used, including those related to inventory valuation under the retail method; valuation of long-lived assets; estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies and pension accounting. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to our critical accounting policies during the first quarter of 2009.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2008 Form 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 to the unaudited Interim Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Pre-Approval of Auditor Services

During the first quarter of 2009, the Audit Committee of the Board approved estimated fees for the remainder of 2009 related to the performance of both audit, including Sarbanes-Oxley Section 404 attestation work, as well as allowable non-audit services by our external auditors, KPMG LLP.

Seasonality

The results of operations and cash flows for the 13 weeks ended May 2, 2009 are not necessarily indicative of the results for the entire year.  Our annual earnings depend to a great extent on the results of operations for the last quarter of our fiscal year when a significant portion of our sales and profits are recorded.

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

Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, trade restrictions, changes in tariff, freight, paper and postal rates, changes in the cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, risks associated with war, an act of terrorism or pandemic, and a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information.   Furthermore, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results.

For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, in our 2008 Form 10-K. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at May 2, 2009 are similar to those disclosed in the 2008 Form 10-K.

Item 4. Controls and Procedures.

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting during the Company’s first quarter ended May 2, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2008 Form 10-K.

Part II. Other Information–(Continued)
Item 6. Exhibits.

Exhibit Index
		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006
3.2	J. C. Penney Company, Inc. Bylaws, as amended to February 25, 2009	8-K	001-15274	3.1	03/03/2009
10.1**	Form of Notice of 2009 Annual CEO Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/17/2009
10.2**	2009 Base Salaries, 2009 Target Incentive Opportunity Percentages and 2009 Equity Awards for Named Executive Officers	10-K	001-15274	10.66	03/31/2009
10.3	Credit Agreement dated as of April 8, 2009 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Wachovia Bank, National Association, as LC Agent	8-K	001-15274	10.1	04/13/2009
10.4	Guarantee and Collateral Agreement dated as of April 8, 2009 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and JPMorgan Chase Bank, N. A., as Administrative Agent	8-K	001-15274	10.2	04/13/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
** Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.

By:	/s/ Dennis P. Miller
Dennis P. Miller
Senior Vice President and Controller
(Principal Accounting Officer)

Date: June 10, 2009