Form 10-Q
period 2009-08-01
J C PENNEY CO INC
filed 2009-09-09
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes    ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
235,867,866 shares of Common Stock of 50 cents par value, as of September 4, 2009.

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended August 1, 2009

i

Part I. Financial Information

Item 1. Unaudited Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

($ in millions, except per share data)	Three Months Ended		Six Months Ended
	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
	2009	2008	2009	2008

Total net sales	$3,943	$4,282	$7,827	$8,409
Cost of goods sold	2,423	2,676	4,733	5,153
Gross margin	1,520	1,606	3,094	3,256
Operating expenses:
Selling, general and administrative (SG&A)	1,242	1,270	2,497	2,587
Pension expense/(income)	83	(22)	173	(44)
Depreciation and amortization	121	115	241	225
Pre-opening	14	9	23	15
Real estate and other (income), net	(7)	(9)	(13)	(18)
Total operating expenses	1,453	1,363	2,921	2,765
Operating income	67	243	173	491
Net interest expense	68	55	131	108
(Loss)/income from continuing operations before
income taxes	(1)	188	42	383
Income tax expense	-	72	18	147
(Loss)/income from continuing operations	(1)	116	24	236
Income from discontinued operations, net of income
tax (benefit) of $-, $(1), $- and $(1)	-	1	-	1
Net (loss)/income	$(1)	$117	$24	$237

Earnings per share – basic	$-	$0.52	$0.11	$1.06
Earnings per share – diluted	$-	$0.52	$0.11	$1.06

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions)	Aug. 1,	Aug. 2,	Jan. 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,312	$2,243	$2,352
Merchandise inventory (net of LIFO reserves
of $2, $1 and $2)	3,258	3,693	3,259
Income taxes receivable	446	337	352
Prepaid expenses and other	256	246	257
Total current assets	6,272	6,519	6,220
Property and equipment (net of accumulated
depreciation of $2,603, $2,378 and $2,439)	5,368	5,161	5,367
Prepaid pension	30	1,582	-
Other assets	499	534	424
Total Assets	$12,169	$13,796	$12,011

Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$1,302	$1,477	$1,194
Other accounts payable and accrued expenses	1,478	1,469	1,600
Current maturities of long-term debt	393	201	-
Total current liabilities	3,173	3,147	2,794
Long-term debt	2,999	3,505	3,505
Deferred taxes	747	1,283	599
Other liabilities	714	710	958
Total Liabilities	7,633	8,645	7,856

Stockholders' Equity
Common stock(1)	118	111	111
Additional paid-in capital	3,849	3,476	3,499
Reinvested earnings	1,891	1,713	1,959
Accumulated other comprehensive (loss)	(1,322)	(149)	(1,414)
Total Stockholders’ Equity	4,536	5,151	4,155

Total Liabilities and Stockholders’ Equity	$12,169	$13,796	$12,011

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 236 million as of August 1, 2009 and 222 million as of both August 2, 2008 and January 31, 2009.

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Unaudited)

($ in millions)	Six Months Ended
	Aug. 1,	Aug. 2,
	2009	2008
Cash flows from operating activities:
Net income	$24	$237
(Income) from discontinued operations	-	(1)
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments, PVOL and other unit closing costs	6	8
Depreciation and amortization	241	225
Benefit plans expense/(income)	157	(58)
Stock-based compensation	20	24
Tax benefits from stock-based compensation	4	9
Deferred taxes	91	34
Change in cash from:
Inventory	1	(52)
Prepaid expenses and other assets	-	33
Merchandise accounts payable	108	5
Current income taxes payable	(102)	(37)
Accrued expenses and other	(47)	(84)
Net cash provided by operating activities of continuing operations	503	343

Cash flows from investing activities:
Capital expenditures	(304)	(496)
Net cash (used in) investing activities of continuing operations	(304)	(496)

Cash flows from financing activities:
Payments of long-term debt, including capital leases	(113)	(2)
Financing costs	(32)	-
Dividends paid, common	(89)	(134)
Proceeds from stock options exercised	1	4
Excess tax benefits from stock-based compensation	-	1
Tax withholding payments reimbursed by restricted stock	(2)	(4)
Net cash (used in) financing activities of continuing operations	(235)	(135)
Cash flows from discontinued operations:
Operating cash flows	(4)	-
Investing cash flows	-	(1)
Financing cash flows	-	-
Total cash (paid for) discontinued operations	(4)	(1)
Net (decrease) in cash and cash equivalents	(40)	(289)
Cash and cash equivalents at beginning of year	2,352	2,532
Cash and cash equivalents at end of period	$2,312	$2,243

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation and Consolidation

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

These Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The accompanying Interim Consolidated Financial Statements are unaudited but, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (2008 Form 10-K). We followed substantially the same accounting policies to prepare these quarterly financial statements as we followed to prepare our annual 2008 financial statements. A description of such significant accounting policies is included in the 2008 Form 10-K. The January 31, 2009 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2008 Form 10-K. In connection with preparation of the consolidated financial statements and in accordance with recently issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”, we evaluated subsequent events after August 1, 2009 through the date and time the financial statements were issued on September 9, 2009. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Basis of Consolidation

All significant intercompany transactions and balances have been eliminated in consolidation.  Certain reclassifications were made to prior year amounts to conform to the current period presentation. None of the reclassifications affected our net income in any period.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2 – Earnings per Share

Basic earnings per share (EPS) is computed by dividing net income/(loss) by the weighted-average number of shares of common stock outstanding for the period. The diluted EPS calculation includes the impact of restricted stock units and shares that could have been issued under outstanding stock options during the period, except when the effect is anti-dilutive.

Income from continuing operations and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	Three Months Ended		Six Months Ended
	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
	2009	2008	2009	2008
Earnings:
(Loss)/income from continuing operations, basic and diluted	$(1)	$116	$24	$236
Shares:
Average common shares outstanding (basic shares)	234	222	228	222
Adjustment for assumed dilution:
Stock options and restricted stock awards	-	1	1	1
Average shares assuming dilution (diluted shares)	234	223	229	223
EPS from continuing operations:
Basic	$-	$0.52	$0.11	$1.06
Diluted	$-	$0.52	$0.11	$1.06

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would have been anti-dilutive:

(Shares in millions)	Three Months Ended		Six Months Ended
	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
	2009	2008	2009	2008
Stock options and restricted awards	16	8	10	8

Note 3 – Supplemental Cash Flow Information

($ in millions)	Six Months Ended
	Aug. 1,	Aug. 2,
	2009	2008
Income taxes paid	$24	$140
Interest paid	139	137
Interest received	2	25
Non-cash transaction	340	-

Non-cash transaction:  On May 18, 2009, we made a voluntary contribution of approximately 13.4 million newly issued shares of JCPenney common stock, valued at $340 million, to the J. C. Penney Corporation, Inc. Pension Plan.  See Note 9 for more information regarding this contribution.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4 – Credit Facility

On April 8, 2009, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a three-year, $750 million revolving credit agreement (2009 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2009 Credit Facility replaced our $1.2 billion credit facility that was scheduled to expire in April 2010.  The facility is secured by our inventory, which security interest can be released upon attainment of certain credit rating levels.  The 2009 Credit Facility is available for general corporate purposes, including the issuance of letters of credit.  Pricing under the 2009 Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services.  JCP’s obligations under the 2009 Credit Facility are guaranteed by
J. C. Penney Company, Inc.

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
•
The leverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot exceed 4.0 to 1.0 through January 30, 2010; 3.5 to 1.0 from January 31, 2010 through October 30, 2010; and 3.0 to 1.0 thereafter.

•
The fixed charge coverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot be less than 2.25 to 1.0 through October 30, 2010; 2.5 to 1.0 from October 31, 2010 through October 29, 2011; and 3.0 to 1.0 thereafter.

•	The asset coverage ratio, which is calculated as of the last day of each fiscal month, cannot be less than 3.0 to 1.0.

As of August 1, 2009, we were in compliance with these requirements with a leverage ratio of 2.6 to 1.0, a fixed charge coverage ratio of 3.2 to 1.0 and an asset coverage ratio of 19.9 to 1.0.

No borrowings, other than the issuance of standby and import letters of credit totaling $164 million as of the end of the second quarter of 2009, have been made under the 2009 Credit Facility.

Note 5 – Long-Term Debt

Debt Reductions
On May 12, 2009, we accepted for purchase $104 million principal amount of JCP’s outstanding 8% Notes due March 1, 2010 (Notes), which were validly tendered pursuant to our cash tender offer to purchase up to $200 million aggregate principal amount of the Notes.  We paid $107 million aggregate consideration, including accrued and unpaid interest, for the accepted Notes on May 13, 2009.   In addition, we purchased $9 million of these Notes in the open market on July 10, 2009.  We had no scheduled debt maturities or early repayments during the first half of 2008.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 – Fair Value Disclosures

SFAS 157, “Fair Value Measurements,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.  SFAS 157 establishes a hierarchy for inputs used in measuring fair value, as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Significant observable inputs other than quoted prices in active markets for similar assets and liabilities, such as quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Significant unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.

REIT Assets Measured on a Recurring Basis
We determined the fair value of our investments in public real estate investment trusts (REITs) using quoted market prices.  The fair value of these investments reflected in other assets in our Consolidated Balance Sheet as of August 1, 2009 is presented in the table below based on the hierarchy outlined in SFAS 157.  See Note 7 for the net unrealized gain of $20 million in REITs recorded in accumulated other comprehensive income, a component of net equity.  Our REIT assets measured at fair value on a recurring basis were as follows:

REIT Assets at Fair Value as of Aug. 1, 2009 ($ in millions)
Level 1	Level 2	Level 3	Total
$133	$-	$-	$133

Corporate Assets Measured on a Non-Recurring Basis
For the second quarter of 2009, we recorded a $3 million other-than-temporary impairment for certain corporate assets.  We determined the fair value using an executed contract price for one of the assets and quoted prices for similar assets, corroborated by current market information for the other asset.  Our financial assets and liabilities measured at fair value on a non-recurring basis were as follows:

Corporate Assets at Fair Value as of Aug. 1, 2009 ($ in millions)
Level 1	Level 2	Level 3	Total
$-	$17	$-	$17

Other Financial Instruments
Our financial instruments include cash and cash equivalents and long-term debt.  The carrying amount of our cash and cash equivalents approximates fair value because of the short maturity of these instruments.  The fair value of long-term debt, excluding capital leases and other is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  At August 1, 2009, long-term debt, including current maturities and excluding capital leases and other, had a carrying value of $3.4 billion and a fair value of $3.0 billion.  At January 31, 2009, long-term debt excluding capital leases and other, had a carrying value of $3.5 billion and a fair value of $2.6 billion.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7 – Stockholders’ Equity

The following table shows the change in the components of stockholders’ equity for the first six months of 2009:
(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive (Loss)/Income		Total Stockholders’ Equity
January 31, 2009	222	$ 111	$ 3,499	$ 1,959	$ (1,414)	(1)	$ 4,155
Net income	-	-	-	24	-		24
Other comprehensive income	-	-	-	-	92		92
Dividends declared, common	-	-	-	(92)	-		(92)
Common stock contributed to primary pension plan	13	7	333	-	-		340
Vesting of share-based payments	1	-	17	-	-		17
August 1, 2009	236	$ 118	$ 3,849	$ 1,891	$ (1,322)	(2)	$ 4,536
(1) Includes an unrealized gain in REITs of $15 million (shown net of an $8 million deferred tax liability) and actuarial (loss) and prior service (cost) for the pension and postretirement plans of $1,429 million (shown net of a $910 million deferred tax asset).
(2) Includes an unrealized gain in REITs of $35 million (shown net of a deferred tax liability of $20 million) and actuarial (loss) and prior service (cost) for the pension and postretirement plans of $1,357 million (shown net of an $865 million deferred tax asset).

Comprehensive Income/(Loss)

($ in millions)	Three Months Ended		Six Months Ended
	Aug. 1, 2009	Aug. 2, 2008	Aug. 1, 2009	Aug. 2, 2008
Net (loss)/income	$(1)	$117	$24	$237
Other comprehensive income/(loss) – net of tax:
Remeasurement of primary pension plan at May 18, 2009	(10)	-	(10)	-
Amortization of net actuarial loss and prior service cost	40	-	82	-
Unrealized gain/(loss) in REITs	10	(25)	20	(14)
Total other comprehensive income/(loss)	40	(25)	92	(14)
Total comprehensive income	$39	$92	$116	$223

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8 – Stock-Based Compensation

We grant stock-based compensation awards to employees (associates) and non-employee directors under our equity compensation plan.  On May 15, 2009, our stockholders approved the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan (2009 Plan), reserving 13.1 million shares for future grants (8.5 million newly authorized shares plus up to 4.6 million reserved but unissued shares from our prior 2005 Equity Compensation Plan (2005 Plan)).  In addition, shares underlying any outstanding stock award or stock option grant cancelled prior to vesting or exercise become available for use under the 2009 Plan.  The 2005 Plan was terminated on May 15, 2009, except for outstanding awards.  Subsequent awards have been and will be granted under the 2009 Plan.  As of August 1, 2009, there were 14.1 million shares of stock available for future grant under the 2009 Plan, which includes approximately 1 million shares from awards cancelled during the second quarter of 2009, subsequent to May 15, 2009.

The following table presents total stock-based compensation costs included in the unaudited Consolidated Statements of Operations.

Stock-Based Compensation Costs
($ in millions)	Three Months Ended		Six Months Ended
	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
	2009	2008	2009	2008
Stock awards (shares and units)	$3	$6	$6	$11
Stock options	7	6	14	13
Total stock-based compensation cost	$10	$12	$20	$24

Total income tax benefit recognized in the
Consolidated Statements of Operations for
stock-based compensation arrangements	$4	$4	$8	$9

Stock Options
On March 16, 2009, we made an annual grant of stock options covering approximately 3.9 million shares to associates at an option price of $16.09, with a fair value of $6.27 per option.

The following table summarizes stock options outstanding as of August 1, 2009, as well as activity during the six months then ended:
(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at January 31, 2009	11,862	$42
Granted	3,882	16
Exercised	(48)	18
Forfeited or expired	(1,760)	32
Outstanding at August 1, 2009	13,936	36

Exercisable at August 1, 2009	7,302	46

As of August 1, 2009, there was $49 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately 1.1 years.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock Awards
On March 16, 2009, we granted approximately 149,000 performance-based restricted stock units to our Chairman and Chief Executive Officer, with a fair value of $8.59 per unit.  The performance measurement for the award is the Company’s annualized total stockholder return over a three-year performance period. The minimum performance level required to achieve 100% payout of the award is 11.3% annualized total stockholder return.  No portion of the award will be earned if the annualized total stockholder return is less than 11.3%.  The maximum payout is 100% of the performance units awarded.

On May 20, 2009, we granted approximately 45,000 restricted stock units to non-employee Board members.  In addition, during the first half of 2009 we granted approximately 41,000 restricted stock units consisting of ad-hoc awards to associates and dividend equivalents on outstanding awards.

Restricted stock awards vested during the first half of 2009 consisted primarily of the final one-third, or approximately 213,000, of our March 2006 annual grant of performance-based restricted stock unit awards and the initial one-third, or approximately 124,000, of our March 2008 annual grant of time-based restricted stock unit awards.

The following table summarizes the non-vested stock awards (shares and units) as of August 1, 2009 and activity during the six months then ended:

(awards in thousands)
	Non-Vested Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at January 31, 2009	1,219	$42
Granted	235	14
Vested	(404)	50
Forfeited	(79)	51
Outstanding at August 1, 2009	971	29

As of August 1, 2009, there was $18 million of unrecognized compensation expense related to unearned associate stock awards which will be recognized over the remaining weighted-average vesting period of approximately 1.3 years.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9 – Retirement Benefit Plans

Our retirement benefit plans consist of a non-contributory qualified defined benefit pension plan (primary pension plan), non-contributory supplemental pension plans, a deferred compensation plan for certain management associates, a 1997 voluntary early retirement program, a contributory medical and dental plan (postretirement health and welfare plan) and a 401(k) savings plan and employee stock ownership plan (401(k) savings plan). These plans are discussed in more detail in our 2008 Form 10-K. Associates hired or rehired on or after January 1, 2002 are not eligible for retiree medical or dental coverage. Associates hired or rehired on or after January 1, 2007 are not eligible to participate in the primary pension plan.

Employer Contributions
Our practice with respect to funding the primary pension plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006; however, we may make discretionary voluntary contributions, taking into account liquidity and capital resource availability and capital market conditions.  In making voluntary contributions, we do not contribute more than the maximum amount deductible for tax purposes. Based on the plan’s funded status, we are not required to make a mandatory contribution under ERISA rules in 2009 or 2010.  Consistent with our discretionary contribution practice, on May 18, 2009, we voluntarily contributed approximately 13.4 million newly issued shares of JCPenney common stock to the plan.  The contribution was valued at $340 million, based on a price of $25.39 per share, reflecting a 6.5% discount to the closing price of JCPenney common stock on May 18, 2009.

Remeasurement of Primary Pension Plan Assets and Obligations
The primary pension plan assets and obligations were remeasured as of the date of the stock contribution.  Certain of the actuarial assumptions were updated in conjunction with the remeasurement compared to the assumptions used at the original measurement date of January 31, 2009.  The discount rate used to determine benefit obligations was updated to 6.86% from 6.95%. Other assumptions for salary progression, turnover and retirement rates were updated to reflect actual experience based on January 1, 2009 associate population data.

Primarily as a result of the contribution and positive market returns, the funded status of the plan at the new measurement date increased $310 million to a positive $35 million compared with a deficiency of $275 million at January 31, 2009, representing a funded status of 101% versus 93%.  The net periodic benefit expense estimated for 2009 at the remeasurement date was reduced by $24 million to $298 million from the original estimate of $322 million.

Pension Plans Net Periodic Benefit Expense/(Income)

	Pension Plans
	Primary Plan		Supplemental		Total
($ in millions)	Three Months Ended		Three Months Ended		Three Months Ended
	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
	2009	2008	2009	2008	2009	2008
Service cost	$21	$22	$1	$1	$22	$23
Interest cost	63	59	4	5	67	64
Expected return on plan assets	(77)	(114)	-	-	(77)	(114)
Net amortization	66	-	5	5	71	5
Net periodic benefit expense/(income)	$73	$(33)	$10	$11	$83	$(22)

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Pension Plans
	Primary Plan		Supplemental		Total
($ in millions)	Six Months Ended		Six Months Ended		Six Months Ended
	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
	2009	2008	2009	2008	2009	2008
Service cost	$39	$44	$2	$2	$41	$46
Interest cost	126	118	8	10	134	128
Expected return on plan assets	(147)	(228)	-	-	(147)	(228)
Net amortization	136	-	9	10	145	10
Net periodic benefit expense/(income)	$154	$(66)	$19	$22	$173	$(44)

Postretirement Health and Welfare Plan Net Periodic (Income)

	Postretirement Health and Welfare Plan
($ in millions)	Three Months Ended		Six Months Ended
	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
	2009	2008	2009	2008
Service cost	$-	$-	$-	$-
Interest cost	-	-	-	-
Expected return on plan assets	-	-	-	-
Net amortization	(6)	(6)	(12)	(12)
Net periodic (income)	$(6)	$(6)	$(12)	$(12)

401(k) Savings Plan
Total expense for the 401(k) savings plan was $14 million and $13 million in the second quarter of 2009 and 2008, respectively, and included the Company match on participating associates’ deposits up to 6% of pay, as well as the cost of 2% of pay for eligible associates hired or re-hired on or after January 1, 2007, in lieu of primary pension plan benefits.  Total expense was $27 million and $26 million for the first half of 2009 and 2008, respectively.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10 – Real Estate and Other (Income)/Expense

($ in millions)	Three Months Ended		Six Months Ended
	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
	2009	2008	2009	2008
Real estate activities	$(9)	$(10)	$(18)	$(20)
Other	2	1	5	2
Total	$(7)	$(9)	$(13)	$(18)

Real estate and other consists mainly of ongoing operating income from our real estate subsidiaries whose primary investments are in REITs, as well as investments in 14 joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits.  The decrease in real estate activities reflected a decline in our ongoing real estate joint venture and REIT investment income resulting from the weakened retail real estate market.  The increase in other was due to write downs to reflect the fair value of certain corporate assets held for sale.

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

As of August 1, 2009, we estimated our total potential environmental liabilities to range from $41 million to $52 million and recorded our best estimate of $45 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

As of August 1, 2009, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12 – Effect of New Accounting Standards

Adoption of New Accounting Standards
In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Our adoption of this standard beginning in the second quarter did not have a material impact on our consolidated financial statements.

SFAS 157, “Fair Value Measurements,” became effective as of the beginning of 2008.  This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

In November 2007, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” (FSP 157-2) which delayed the implementation of SFAS 157 for other non-financial assets and liabilities that are recorded or disclosed on a non-recurring basis until the beginning of the first quarter of 2009. The adoption of FSP 157-2 in the first quarter did not have a material impact on our consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP 157-4).  FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 was effective for us beginning in the second quarter of 2009 and did not have a significant impact on our consolidated financial statements.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS 128, “Earnings per Share”. We were required to adopt this FSP beginning in 2009. Dividend equivalents on our unvested share-based payment transactions are forfeited if the corresponding shares do not vest; therefore, FSP EITF 03-06-1 did not have any impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 was effective for us beginning in the second quarter of 2009.  The adoption of FSP 115-2/124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position was effective beginning with our second quarter and did not have a material impact on our consolidated financial statements.

Standards Issued But Not Yet Adopted
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP 132(R)-1). FSP 132(R)-1 provides enhanced disclosures about plan assets of a defined benefit pension or other postretirement plan including (i) investment policies and strategies, (ii) major categories of plan assets, (iii) the valuation techniques used to measure the fair value of plan assets, including the effect of significant unobservable inputs on changes in plan assets, and (iv) significant concentrations within plan assets. This statement will be effective after December 15, 2009. Since FSP 132(R)-1 requires enhanced disclosures, without a change to existing standards relative to measurement and recognition, our adoption of FSP 132(R)-1 will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ (TM) and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaced SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and established only two levels of GAAP: authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of this year.  As the Codification was not intended to change or alter existing GAAP, it will not have a material impact on our consolidated financial statements.

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

This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements.  It should be read in conjunction with our consolidated financial statements as of January 31, 2009, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the year ended January 31, 2009 (2008 Form 10-K).  Unless otherwise indicated, this MD&A relates only to results from continuing operations, all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Second Quarter Highlights
•	Despite the continuation of the difficult consumer climate, we achieved breakeven earnings per share for the second quarter, exceeding our expectations in both sales and profits.
o	Gross margin as a percent of sales was 100 basis points better than last year principally as a result of inventory management.
o
Selling, general and administrative (SG&A) expenses declined $28 million compared to the second quarter of last year, reflecting both effective expense management as well as planned shifts of certain expenses from the second quarter to the second half of the year.

•	We opened five new stores during the quarter, including our first-ever store in Manhattan.

•	We opened 38 Sephora inside JCPenney locations to bring our total to 143 locations.

•
Free cash flow improved by $397 million during the first half of the year compared to the first half of last year, and we ended the half with $2.3 billion of cash and cash equivalents, which was $69 million higher than last year.

•	We further improved the funded status of our primary pension plan by voluntarily contributing approximately 13.4 million shares of JCPenney common stock valued at $340 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Results of Operations

In the second quarter, we continued to execute our Bridge Plan strategy to align inventory levels with expected sales trends and control our expenses.  Our second quarter results benefited from sales trends at better-than-expected levels throughout the quarter and, along with the benefit of our inventory position, led to an improvement in the gross margin rate. The better-than-planned gross margin and a continuation of a reduction in SG&A expenses enabled us to exceed our operating income expectations and led to breakeven results on a per share basis for the quarter.

($ in millions, except EPS)	Three Months Ended		Six Months Ended
	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
	2009	2008	2009	2008

Total net sales	$3,943	$4,282	$7,827	$8,409
Percent (decrease) from prior year	(7.9)%	(2.5)%	(6.9)%	(3.8)%
Comparable store sales (decrease)(1)	(9.5)%	(4.3)%	(8.5)%	(5.8)%
Gross margin	1,520	1,606	3,094	3,256
Operating expenses:
Selling, general and administrative (SG&A)	1,242	1,270	2,497	2,587
Primary pension plan expense/(income)	73	(33)	154	(66)
Supplemental pension plans expense	10	11	19	22
Total pension expense/(income)	83	(22)	173	(44)
Depreciation and amortization	121	115	241	225
Pre-opening	14	9	23	15
Real estate and other (income), net	(7)	(9)	(13)	(18)
Total operating expenses	1,453	1,363	2,921	2,765
Operating income	67	243	173	491
Net interest expense	68	55	131	108
(Loss)/income from continuing operations
before income taxes	(1)	188	42	383
Income tax expense	-	72	18	147
(Loss)/income from continuing operations	$(1)	$116	$24	$236

Diluted EPS	$-	$0.52	$0.11	$1.06

Ratios as a percent of sales:
Gross margin	38.5%	37.5%	39.5%	38.7%
SG&A	31.5%	29.7%	31.9%	30.8%
Total operating expenses	36.8%	31.8%	37.3%	32.9%
Operating income	1.7%	5.7%	2.2%	5.8%
Adjusted operating income
(non-GAAP financial measure)	3.6%	4.9%	4.2%	5.1%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Operating Performance Summary
For the second quarter of 2009, we reported a net loss from continuing operations of $1 million, or $0.00 per share, compared with income from continuing operations of $116 million, or $0.52 per share, for the same 2008 period.  Our 2009 results were impacted by the negative swing in non-cash primary pension plan expense of $106 million, or $0.28 per share, on an after-tax basis.  Although sales continued to decline versus last year, we experienced better-than-expected sales throughout the quarter, which together with the alignment of inventory levels to the current sales trend, resulted in a 100 basis-point improvement in gross margin.  SG&A expenses decreased $28 million from last year’s second quarter, reflecting both effective expense management as well as a planned shift of certain expenses out of the second quarter into the second half of the year.  Operating income declined to 1.7% of sales as a result of higher non-cash primary pension plan expense and the deleveraging of other operating costs due to the lower sales volume.  Excluding the non-cash impact of the primary pension plan, adjusted operating income was 3.6% of sales for the second quarter of 2009 versus 4.9% last year.  (See Operating Income for a discussion of this non-GAAP financial measure).

For the first half of 2009, income from continuing operations was $24 million, or $0.11 per share, compared with $236 million, or $1.06 per share, for the first half of 2008.  Operating income was $173 million for the first half of 2009 compared with $491 million for the same period last year.

Total Net Sales
($ in millions)	Three Months Ended		Six Months Ended
	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
	2009	2008	2009	2008
Total net sales	$3,943	$4,282	$7,827	$8,409
Sales percent (decrease):
Total net sales	(7.9)%	(2.5)%	(6.9)%	(3.8)%
Comparable store sales	(9.5)%	(4.3)%	(8.5)%	(5.8)%

Total net sales decreased $339 million, or 7.9%, to $3,943 million compared to last year’s second quarter.  Total net sales included sales from 23 net new stores (net of closings and relocations) opened subsequent to last year’s second quarter, including 5 net new stores opened in this year’s second quarter.  Comparable store sales decreased 9.5%, compared to last year’s decrease of 4.3%.  JCPenney mall store traffic was down approximately 6.4% for the quarter.  The number of transactions and number of units sold declined for the quarter.  For the quarter, the average unit retail increased due to a greater proportion of merchandise sold at regular promotional prices versus clearance pricing.  Geographically, the best performance was in the southwest region, particularly California, and the weakest was in the southeast region, particularly Florida, where the consumer continues to be negatively impacted by the real estate market decline.  Online sales, through jcp.com decreased 1.6% for the second quarter of 2009, compared to last year’s increase of 5.6%.

While sales in most merchandise categories continued to decline versus last year, our best performing divisions for the quarter were shoes and women’s apparel.  Children’s apparel experienced the weakest results for the quarter.  Private brands, including exclusive brands found only at JCPenney, comprised 54% of total merchandise sales for the second quarter of 2009, an increase of about two percentage points over the second quarter of 2008.

We continue to be pleased with the results of Sephora inside JCPenney. At the end of the second quarter of 2009, we had 143 Sephora inside JCPenney locations compared to 81 at the end of the second quarter of 2008. We expect to reach our planned 2009 goal of 155 Sephora inside JCPenney locations by the end of the year.

For the first half of 2009, total net sales decreased $582 million, or 6.9%, to $7,827 million compared to $8,409 million in the first half of 2008.  Comparable store sales decreased 8.5% in the first half of 2009 compared to a 5.8% decrease in last year’s second half.  Internet sales decreased 2.8% in the first half compared to an increase of 7.2% in last year’s first half.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

New Stores
In the second quarter of 2009, we opened 5 new stores, including our first-ever store in Manhattan in New York City.  The following table provides the number of JCPenney department stores and gross selling space for the second quarter and first half of 2009 and 2008.

	Three Months Ended		Six Months Ended
	Aug. 1,	Aug. 2,	Aug. 1,	Aug. 2,
	2009	2008	2009	2008
Number of department stores
Beginning of period	1,101	1,074	1,093	1,067

Stores opened(1)	5	12	14	23
Closed stores(1)	-	(3)	(1)	(7)

End of period	1,106	1,083	1,106	1,083

Gross selling space
(square feet in millions)
Beginning of period	111	108	110	107

Stores opened	1	1	2	2
Closed stores	-	-	-	-

End of period	112	109	112	109
(1) Includes relocations of -, 3, 1 and 6 stores, respectively.

Marketing Initiatives
On July 14, 2009, we launched our back-to-school marketing campaign, “Schooled in Style—Smart Looks for LessTM”, that includes digital, social, mobile and traditional media with special events and promotions to support the merchandise in our portfolio of exclusive and private brands.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Gross Margin
The gross margin rate increased 100 basis points to 38.5% of sales for the second quarter of 2009, or $1,520 million, compared to 37.5% of sales, or $1,606 million, for the comparable 2008 period.  Gross margin dollars declined by $86 million as a result of lower levels of sales.  The gross margin rate improved primarily due to a greater proportion of merchandise sold at regular promotional prices and less at clearance prices.  Gross margin also benefited from overall lower levels of clearance merchandise this year compared to last year.  Through the first half of 2009, gross margin increased 80 basis points to 39.5% of sales, or $3,094 million, compared with 38.7% of sales, or $3,256 million, for the comparable 2008 period.

SG&A Expenses
Despite the addition of 23 net new stores since the end of last year’s second quarter, SG&A expenses for the second quarter of 2009 decreased $28 million to $1,242 million compared to $1,270 million in last year’s second quarter.  The expense decline reflected both effective expense management and planned shifts of certain expenses out of the second quarter and into the second half of the year.  Lower advertising expenses were a key driver of improved SG&A expenses for the quarter, as we shifted some of our advertising resources from the second quarter to the third quarter to devote more resources to the Back-to-School season, which falls in our third quarter for 2009.  Store expenses, which continue to benefit from the initiatives of work force and time management, were essentially flat with last year, despite the impact of incremental expenses associated with new stores.  Home office administrative expenses declined compared to last year, but were somewhat offset by higher incentive compensation expense due to better-than-planned sales and operating income.  While SG&A expense dollars declined, expenses increased 180 basis points as a percent of sales due to this year’s lower sales volumes. For the first half of 2009, SG&A expenses decreased $90 million to $2,497 million compared to $2,587 million last year.

Pension Expense/(Income)
For the second quarter of 2009, total pension expense was $83 million compared to total pension income of $22 million in last year’s second quarter.  Included in total pension expense was $73 million of expense in this year’s second quarter relating to the primary pension plan versus $33 million of income in the same period last year, resulting in a negative swing of $106 million, or $0.28 per share on an after-tax basis.  This expense is primarily the result of the amortization of the primary pension plan’s unrealized loss due to last year’s significant decline in plan assets.  During the quarter, we voluntarily contributed Company common stock valued at $340 million to the primary pension plan.  We remeasured the plan’s assets and obligations as of the date of the contribution, which was May 18, 2009.  Based on this new measurement, the net periodic pension plan expense estimate for 2009 was reduced by $24 million to $298 million from the original estimate of $322 million.  Total pension expense was $173 million in the first half of 2009 versus a credit of $44 million in the first half of 2008.  Included in total pension expense was $154 million of expense for this year’s first half relating to the primary pension plan versus income of $66 million in last year’s first half, resulting in a negative swing of $220 million, or $0.59 per share on an after-tax basis.

Depreciation and Amortization Expenses
As expected with the addition of new stores and investments in renovating existing stores, depreciation and amortization expenses in the second quarter of 2009 increased 5% to $121 million from $115 million for the comparable 2008 period. Depreciation and amortization expenses increased to $241 million for the first half of 2009, compared with $225 million for the same 2008 period.

Pre-Opening Expenses
Pre-opening expenses include costs such as advertising, hiring and training new associates, processing and stocking initial merchandise inventory and rental costs.  Pre-opening expenses were $14 million and $9 million in the second quarter of 2009 and 2008, respectively. We opened five stores during the second quarter of 2009 and 12 stores during the second quarter of 2008.  Pre-opening expenses were higher this year primarily due to the recognition of rent expense (level rent) during the construction period associated with the Manhattan store in New York City, which opened on July 31, 2009. Through the first half of 2009 and 2008, pre-opening expenses were $23 million and $15 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Real Estate and Other (Income)/Expense
In the second quarter of 2009, real estate and other was a net credit of $7 million versus $9 million in the second quarter of 2008.  For the first half of 2009 and 2008, real estate and other was a net credit of $13 million and $18 million, respectively.  Real estate and other consists primarily of ongoing operating income from our real estate subsidiaries, as well as net gains from the sale of facilities and equipment that are no longer used in our operations, other non-operating corporate charges and credits and asset impairments.  The reduction from last year in both the quarter and first half was primarily attributable to write downs to reflect the fair value of certain corporate assets held for sale and a decline in our ongoing real estate joint venture and REIT investment income as a result of the weakened retail real estate market.

Operating Income
For the second quarter of 2009 operating income declined 72.4% to $67 million, or 1.7% of sales, from $243 million in the second quarter of last year, or 5.7% of sales.  Excluding the impact of non-cash primary pension plan expense in 2009 and excluding the non-cash credit from last year’s second quarter, adjusted operating income (non-GAAP) declined by 33%, and as a percent of sales was 3.6% in 2009 versus 4.9% in 2008. Operating income was $173 million, or 2.2% of sales, for the first half of 2009 compared with $491 million, or 5.8% of sales, for the first half of 2008.  Adjusted operating income declined by 23%, and as a percent of sales was 4.2% in 2009 versus 5.1% in 2008.

Adjusted operating income, which excludes non-cash qualified primary pension plan expense/(income), is considered a non-GAAP financial measure under the rules of the Securities and Exchange Commission.  We believe that the presentation of adjusted operating income, which we use to assess our operating results, is useful in order to better understand the operating performance of our core business and to facilitate the comparison of our results to the results of our peer companies.  Unlike other operating expenses, primary pension plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors, such as market volatility, that are beyond our control.  We believe it is useful to investors to understand the impact of the non-cash primary pension plan on our results of operations.  Accordingly, we believe it is important to view this non-GAAP financial measure in addition to, rather than as a substitute for, the GAAP financial measure of operating income.  Adjusted operating income is limited as a financial measure since it does not include all operating expenses.

The following table reconciles operating income, the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure:

($ in millions)	Three Months Ended			Six Months Ended
	Aug. 1,	Aug. 2,	% Inc.	Aug. 1,	Aug. 2,	% Inc.
	2009	2008	(Dec.)	2009	2008	(Dec.)
Operating income	$67	$243	(72.4)%	$173	$491	(64.8)%
As a percent of sales	1.7%	5.7%		2.2%	5.8%
Add/(deduct) Primary pension plan
expense/(income)	73	(33)		154	(66)
Adjusted operating income (non-GAAP)	$140	$210	(33.3)%	$327	$425	(23.1%)
As a percent of sales	3.6%	4.9%		4.2%	5.1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Net Interest Expense
Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents.  Net interest expense was $68 million for the second quarter of 2009 compared to $55 million for the second quarter of 2008.  The increase in net interest expense in the second quarter was due primarily to a decrease in the weighted-average annual interest rate earned on short-term investment balances from 2.20% in the second quarter of 2008 to 0.15% in the second quarter of 2009, combined with a decrease in short-term investments. Net interest expense was $131 million for the first half of 2009 compared with $108 million for the first half of 2008.

Income Taxes
Due to the insignificant pre-tax loss from continuing operations, there was no provision for income taxes in the second quarter of 2009, versus a provision of $72 million, or an effective tax rate of 38.3%, in the comparable prior year period. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur. Our effective income tax rate for continuing operations for the first half of 2009 was 42.9% compared with 38.4% for the first half of 2008.  The tax rate for the first half of 2009 was higher due to the lower level of pre-tax income and state income tax legislative changes enacted during the first quarter.  We expect the full year effective income tax rate to be 38.2% for 2009 as compared with 37.7% for 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Liquidity and Capital Resources

Although the economic environment remains challenging, we continue to improve our cash flow metrics and retain financial flexibility to support the execution of our Bridge Plan initiatives.

Our Bridge Plan includes initiatives to accelerate, maintain or moderate our operating and capital resources as we manage through the economic downturn.  Under the Bridge Plan we continue to tightly manage aspects of our business that are within our control, in particular reducing inventory levels; implementing stronger expense control throughout the Company; and moderating capital expenditures by opening stores at a slower rate and shifting resources to modernize our existing locations.

The principal elements of our liquidity position continue to be our cash and cash equivalents balance, our $750 million revolving credit facility entered into in April 2009 and our ability to improve free cash flow (non-GAAP financial measure).

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	Aug. 1,	Aug. 2,
	2009	2008

Cash and cash equivalents	$2,312	$2,243
Merchandise inventory	3,258	3,693

Long-term debt, including current maturities	3,392	3,706
Stockholders’ equity	4,536	5,151
Total capital	7,928	8,857

Additional amounts available under our credit agreement	750	1,200
Cash flow from operating activities of continuing operations	503	343
Free cash flow (non-GAAP financial measure)(1)	110	(287)
Capital expenditures	304	496
Dividends paid	89	134
Ratios:
Debt-to-total capital(2)	42.8%	41.8%
Cash-to-debt(3)	68.2%	60.5%

(1)	See page 24 for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.
(2)	Long-term debt, including current maturities divided by total capitalization.
(3)	Cash and cash equivalents divided by long-term debt, including current maturities.

Cash and Cash Equivalents
Cash and cash equivalents totaled $2,312 million at the end of the second quarter of 2009 compared to $2,243 million at the end of the second quarter of 2008.  During the past 12 months, we used $314 million of cash balances to reduce long-term debt through payments at maturity, a debt tender offer and open market purchases.  Throughout this same period, we generated strong cash flow and on a net basis increased cash and cash equivalents by $69 million.  Cash and cash equivalents at the end of the second quarter of 2009 represented 68.2% of our outstanding long-term debt including current maturities, an improvement from last year’s 60.5%.

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

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

($ in millions)	Six Months Ended
	Aug. 1,	Aug. 2,
	2009	2008
Net cash provided by operating activities of continuing operations (GAAP financial measure)	$503	$343
Less:
Capital expenditures	(304)	(496)
Dividends paid, common	(89)	(134)
Plus:
Proceeds from sale of assets	-	-
Free cash flow (non-GAAP financial measure)	$110	$(287)

During the first half of 2009, our free cash flow improved $397 million year-over-year as a result of our continuous effective inventory management and reduction in capital expenditures.

2009 Credit Facility
In April 2009, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a three-year, $750 million revolving credit agreement (2009 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2009 Credit Facility replaced our $1.2 billion credit facility that was scheduled to expire in April 2010.  The new facility may be used for general corporate purposes and the issuance of letters of credit.

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

As of August 1, 2009, we were in compliance with the required financial covenants under the 2009 Credit Facility.  As of such date, our leverage ratio was 2.6 to 1.0, not exceeding the 4.0 to 1.0 maximum requirement; our fixed charge coverage ratio was 3.2 to 1.0, exceeding the required minimum of 2.25 to 1.0; and our asset coverage ratio was 19.9 to 1.0, exceeding the required minimum of 3.0 to 1.0.

We do not expect to borrow under our 2009 Credit Facility other than to provide support for the issuance of letters of credit, which totaled $164 million at the end of the first half of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

See Note 4 to the unaudited Interim Consolidated Financial Statements for further information on our 2009 Credit Facility, including details of the required financial covenants.

Cash Flows
The following is a summary of our cash flows from operating, investing and financing activities for both continuing and discontinued operations:

($ in millions)	Six Months Ended
	Aug. 1,	Aug. 2,
	2009	2008
Net cash provided by/(used in):
Continuing operations:
Operating activities	$503	$343
Investing activities	(304)	(496)
Financing activities	(235)	(135)
Discontinued operations:
Operating activities	(4)	-
Investing activities	-	(1)
Financing activities	-	-
Net (decrease) in cash and cash equivalents	$(40)	$(289)

Cash Flow from Operating Activities - Continuing Operations
Our operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of the sales, profits and operating cash flows are realized.

Cash flow from operating activities for the first half of 2009 increased year-over-year primarily from effective inventory management, net of merchandise accounts payable.  The $213 million decline in net income in the first half of 2009 compared to the first half of 2008 was primarily attributable to non-cash primary pension plan expense.

Total merchandise inventory was $3,258 million at the end of the first half of 2009, down 11.8% from last year’s $3,693 million, primarily as a result of our effective inventory management in response to the continuing challenging business environment despite the addition of 26 new stores (23 net of relocations and closures) since the end of the first half of 2008.  On a comparable store basis, inventories were down approximately 14.3% from last year.

Cash Flow from Investing Activities - Continuing Operations
Capital expenditures were $304 million for the first half of 2009, compared with $496 million for the first half of 2008. Capital spending was principally for new stores, as well as store renewals and modernizations, and declined as expected as a result of moderating store growth and renovations under the Bridge Plan.  During the first half of 2009, we opened 14 new stores, one of which was relocated and made capital improvements in approximately 50 existing stores.  Our plans call for opening an additional three new stores in 2009.  Consistent with the first half, capital expenditures for the remainder of 2009 are expected to be funded with cash flow from operations and existing cash and cash equivalent balances.  We continue to anticipate full year 2009 capital expenditures to be approximately $600 million.

During the first half of 2008, we opened 23 new stores, including six relocations.  We also closed one store.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Cash Flow from Financing Activities - Continuing Operations
On May 12, 2009, we accepted for purchase $104 million principal amount of JCP’s outstanding 8% Notes due March 1, 2010 (Notes), which were validly tendered pursuant to our cash tender offer to purchase up to $200 million aggregate principal amount of the Notes.  We paid $107 million aggregate consideration, including accrued and unpaid interest, for the accepted Notes on May 13, 2009.   In addition, we purchased $9 million of these Notes in the open market on July 10, 2009.   There were no repayments of long-term debt, other than capital lease payments during the first half of 2008.

We had no new issuances of debt during the first half of 2009 or 2008.

Net proceeds from the exercise of stock options were $1 million and $4 million for the first half of 2009 and 2008, respectively.

As authorized by the Board, we paid quarterly dividends of $0.20 per common share, or $89 million during the first half of 2009 and $134 million in the first half of 2008.  The year-over-year change reflects a calendar shift in the August 2009 dividend payment from the second quarter to the third quarter of 2009, while the August 2008 dividend was paid in the second quarter of 2008.

During the first half of 2009, we paid financing costs of $32 million, which consisted of $30 million of fees related to our 2009 Credit Facility and $2 million of premiums on early retirement of debt from our cash tender offer.

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

Non-Cash Voluntary Stock Contribution
On May 18, 2009, we voluntarily contributed approximately 13.4 million newly issued shares of JCPenney common stock valued at $340 million, or $25.39 per share, a 6.5% discount to the closing price of JCPenney common stock on date of contribution to the J. C. Penney Corporation, Inc. Pension Plan Trust (primary pension plan).  The non-cash contribution, which is fully tax deductible, is expected to reduce income taxes payable by approximately $131 million and increase operating cash flow.  In addition, primarily as a result of the contribution, our full-year 2009 net periodic pension expense will be reduced by $24 million to $298 million from our initial estimate of $322 million.  See Note 9 to the unaudited Consolidated Financial Statements for a discussion of the pension expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Credit Ratings

During the first half of 2009, the following credit rating actions were taken regarding our long-term debt, credit facility and liquidity.

Long-Term Debt
▪	On April 1, 2009, Moody’s Investors Service, Inc. revised our long-term debt credit rating to Ba1 from Baa3 citing their expectation that our operating results will continue to decline in 2009.
▪
On April 8, 2009, Fitch Ratings retained our long-term debt credit rating at investment grade of BBB-, citing our strong liquidity, which is supported by our management of inventory and capital expenditures.

▪
On April 16, 2009, Standard and Poor’s Ratings Services revised our credit rating to BB from BBB- citing their deepening concern about the impact of the U.S. recession and weakening consumer confidence on the department store sector.

Credit Facility
▪
On April 8, 2009, Fitch Ratings assigned a rating of BBB to our 2009 Credit Facility, reflecting the higher priority status of the facility relative to the Company’s unsecured debt securities due to the security interest in our inventory granted under the 2009 Credit Facility.

▪	In early April 2009, Moody’s Investors Service, Inc. assigned a Baa1 rating to our 2009 Credit Facility.

Liquidity
▪	On April 1, 2009 Moody’s Investors Service, Inc. assigned their highest liquidity rating of SGL-1 to the Company.

Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2008 Form 10-K.  Reflective of our actions to reduce merchandise receipts in line with expected sales trends, purchase order obligations at the end of the second quarter of 2009 were approximately 12.5% lower than at the end of the second quarter of 2008.

Critical Accounting Policies

This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgments that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate estimates used, including those related to inventory valuation under the retail method; valuation of long-lived assets; estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies and pension accounting. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to our critical accounting policies during the first six months of 2009.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2008 Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 12 to the unaudited Interim Consolidated Financial Statements.

Seasonality

The results of operations and cash flows for the second quarter and first half of 2009 are not necessarily indicative of the results for the entire year.  Our annual earnings depend to a great extent on the results of operations for the last quarter of our fiscal year when a significant portion of our sales and profits are recorded.

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

For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, in our 2008 Form 10-K and subsequent filings. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at August 1, 2009 are similar to those disclosed in the 2008 Form 10-K.

Item 4. Controls and Procedures.

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting during the Company’s second quarter ended August 1, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2008 Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

1.
Election of Directors.  At our Annual Meeting of Stockholders held on May 15, 2009, each of the nominees listed below was elected a director to hold office until the next annual meeting of stockholders or until his or her respective successor has been elected and qualified.  Set forth below next to the name of each of the nominees is the number of shares of common stock voted for and against each nominee and the number of shares of common stock abstaining with respect to each nominee:

Nominee	For	Against	Abstain
Colleen C. Barrett	174,620,093	14,201,424	652,663
M. Anthony Burns	172,905,573	15,922,715	645,892
Maxine K. Clark	173,865,500	14,998,090	610,590
Thomas J. Engibous	186,252,184	2,373,890	848,106
Kent B. Foster	184,806,705	3,990,670	676,805
Ken C. Hicks(1)	184,771,926	4,212,934	489,320
Burl Osborne	166,634,863	22,136,901	702,416
Leonard H. Roberts	186,559,733	2,248,186	666,261
Javier G. Teruel	185,164,278	3,395,212	914,690
R. Gerald Turner	172,593,506	16,170,257	710,417
Myron E. Ullman, III	181,143,722	7,997,004	333,454
Mary Beth West	186,537,977	2,234,349	701,854

(1)  Mr. Hicks resigned as our President and Chief Merchandising Officer and from our Board of Directors on July 6, 2009.  Mr. Hicks’ resignation was not a result of a disagreement with the Company or our management.

2.
Ratification of Appointment of Independent Auditor.  At our Annual Meeting, the stockholders ratified the appointment of KPMG LLP as independent auditor for the fiscal year ending January 30, 2010 by a vote of 184,610,739 shares voting for, 4,604,019 shares voting against, and 259,422 shares abstaining.

3.
Approval of the adoption of the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan.  At our Annual Meeting, the proposal was approved by a vote of 140,487,329 shares voting for, 31,316,938 shares voting against, 900,546 shares abstaining and 16,769,367 broker non-votes.

4.
Stockholder resolution relating to adoption of principles for health care reform.  At our Annual Meeting, the proposal was rejected by a vote of 12,144,204 shares voting for, 149,793,208 shares voting against, 10,767,402 shares abstaining and 16,769,366 broker non-votes.

Part II. Other Information–(Continued)

Item 6. Exhibits.

Exhibit Index
		Incorporated by Reference				Filed (†) or Furnished (‡)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006
3.2	J. C. Penney Company, Inc. Bylaws, as amended to February 25, 2009	8-K	001-15274	3.1	03/03/2009
10.1**	J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	Def. Proxy Stmt. - Schedule 14A	001-15274	Annex A	03/31/2009
10.2**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan					†
10.3**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan					†
10.4**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan					†
10.5	Registration Rights Agreement dated May 18, 2009, by and between J. C. Penney Company, Inc. and Evercore Trust Company, N.A., as investment manager of a segregated account in the J. C. Penney Corporation, Inc. Pension Plan Trust	8-K	001-15274	10.1	05/21/2009

** Indicates a management contract or compensatory plan or arrangement.

Part II. Other Information–(Continued)

		Incorporated by Reference				Filed (†) or Furnished (‡)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Herewith (as indicated)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					‡
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					‡
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By: /s/ Dennis P. Miller
Dennis P. Miller
Senior Vice President and Controller
(Principal Accounting Officer)

Date: September 9, 2009