Form 10-Q
period 2009-10-31
J C PENNEY CO INC
filed 2009-12-09
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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
235,986,023 shares of Common Stock of 50 cents par value, as of December 4, 2009

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended October 31, 2009

i

Part I. Financial Information

Item 1. Unaudited Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

($ in millions, except per share data)	Three Months Ended		Nine Months Ended
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2009	2008	2009	2008

Total net sales	$4,179	$4,318	$12,006	$12,727
Cost of goods sold	2,483	2,654	7,216	7,807
Gross margin	1,696	1,664	4,790	4,920
Operating expenses:
Selling, general and administrative (SG&A)	1,376	1,320	3,873	3,907
Pension expense/(income)	83	(22)	256	(66)
Depreciation and amortization	123	118	364	343
Pre-opening	4	11	27	26
Real estate and other expense/(income), net	3	(18)	(10)	(36)
Total operating expenses	1,589	1,409	4,510	4,174
Operating income	107	255	280	746
Net interest expense	64	56	195	164
Income from continuing operations before
income taxes	43	199	85	582
Income tax expense	16	76	34	223
Income from continuing operations	27	123	51	359
Income from discontinued operations, net of income
tax expense of $-, $1, $- and $-	-	1	-	2
Net income	$27	$124	$51	$361

Basic earnings per share:
Continuing operations	$0.11	$0.55	$0.22	$1.62
Discontinued operations	-	0.01	-	0.01
Net income	$0.11	$0.56	$0.22	$1.63

Diluted earnings per share:
Continuing operations	$0.11	$0.55	$0.22	$1.61
Discontinued operations	-	0.01	-	0.01
Net income	$0.11	$0.56	$0.22	$1.62

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except per share data)	Oct. 31,	Nov. 1,	Jan. 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,129	$1,624	$2,352
Merchandise inventory (net of LIFO reserves
of $2, $1 and $2)	4,018	4,471	3,259
Income taxes receivable	523	364	352
Prepaid expenses and other	250	297	257
Total current assets	6,920	6,756	6,220
Property and equipment (net of accumulated
depreciation of $2,707, $2,485 and $2,439)	5,319	5,254	5,367
Prepaid pension	25	1,615	-
Other assets	534	473	424
Total Assets	$12,798	$14,098	$12,011

Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$1,794	$1,915	$1,194
Other accounts payable and accrued expenses	1,486	1,500	1,600
Current maturities of long-term debt	393	-	-
Total current liabilities	3,673	3,415	2,794
Long-term debt	2,999	3,505	3,505
Deferred taxes	810	1,263	599
Other liabilities	728	718	958
Total Liabilities	8,210	8,901	7,856

Stockholders' Equity
Common stock(1)	118	111	111
Additional paid-in capital	3,862	3,489	3,499
Reinvested earnings	1,871	1,792	1,959
Accumulated other comprehensive (loss)	(1,263)	(195)	(1,414)
Total Stockholders’ Equity	4,588	5,197	4,155

Total Liabilities and Stockholders’ Equity	$12,798	$14,098	$12,011

(1) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. The shares issued and outstanding totaled 236 million as of October 31, 2009 and 222 million as of both November 1, 2008 and January 31, 2009.

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Unaudited)

($ in millions)	Nine Months Ended
	Oct. 31,	Nov. 1,
	2009	2008
Cash flows from operating activities:
Net income	$51	$361
(Income) from discontinued operations	-	(2)
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments, PVOL and other unit closing costs	19	9
Depreciation and amortization	364	343
Net (gains) on sale of assets	-	(10)
Benefit plans expense/(income)	234	(86)
Stock-based compensation	29	36
Tax benefits from stock-based compensation	3	7
Deferred taxes	118	108
Change in cash from:
Inventory	(759)	(830)
Prepaid expenses and other assets	8	(20)
Merchandise accounts payable	600	443
Current income taxes payable	(217)	(95)
Accrued expenses and other	23	(110)
Net cash provided by operating activities of continuing operations	473	154

Cash flows from investing activities:
Capital expenditures	(424)	(738)
Proceeds from sale of assets	12	13
Net cash (used in) investing activities of continuing operations	(412)	(725)

Cash flows from financing activities:
Payments of long-term debt, including capital leases	(113)	(203)
Financing costs	(32)	-
Dividends paid, common	(136)	(134)
Proceeds from stock options exercised	3	4
Excess tax benefits from stock-based compensation	-	1
Tax withholding payments reimbursed by restricted stock	(2)	(4)
Net cash (used in) financing activities of continuing operations	(280)	(336)
Cash flows from discontinued operations:
Operating cash flows	(4)	-
Investing cash flows	-	(1)
Financing cash flows	-	-
Total cash (paid for) discontinued operations	(4)	(1)
Net (decrease) in cash and cash equivalents	(223)	(908)
Cash and cash equivalents at beginning of year	2,352	2,532
Cash and cash equivalents at end of period	$2,129	$1,624

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

These Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The accompanying Interim Consolidated Financial Statements are unaudited but, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (2008 Form 10-K). We followed substantially the same accounting policies to prepare these quarterly financial statements as we followed to prepare our annual 2008 financial statements. A description of our significant accounting policies is included in the 2008 Form 10-K. The January 31, 2009 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2008 Form 10-K. In connection with preparation of the consolidated financial statements, we evaluated subsequent events after October 31, 2009 through the date and time the financial statements were issued on December 9, 2009. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Basis of Consolidation

All significant intercompany transactions and balances have been eliminated in consolidation.  Certain reclassifications were made to prior year amounts to conform to the current period presentation. None of the reclassifications affected our net income in any period.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2 – Earnings per Share

Earnings and shares used to compute basic and diluted EPS from continuing operations are reconciled below:

(in millions, except per share data)	Three Months Ended		Nine Months Ended
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2009	2008	2009	2008
Earnings:
Income from continuing operations, basic and diluted	$27	$123	$51	$359
Shares:
Average common shares outstanding (basic shares)	236	222	231	222
Adjustment for assumed dilution:
Stock options and restricted stock awards	2	1	1	1
Average shares assuming dilution (diluted shares)	238	223	232	223
EPS from continuing operations:
Basic	$0.11	$0.55	$0.22	$1.62
Diluted	$0.11	$0.55	$0.22	$1.61

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect was anti-dilutive:

(Shares in millions)	Three Months Ended		Nine Months Ended
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2009	2008	2009	2008
Stock options and restricted awards	8	9	10	8

Note 3 – Supplemental Cash Flow Information

($ in millions)	Nine Months Ended
	Oct. 31,	Nov. 1,
	2009	2008
Income taxes paid	$129	$201
Interest paid	252	255
Interest received	3	32
Non-cash transaction	340	-

Non-cash transaction:  On May 18, 2009, we made a voluntary contribution of approximately 13.4 million newly issued shares of JCPenney common stock, valued at $340 million, to the J. C. Penney Corporation, Inc. Pension Plan.  See Note 9 for more information regarding this contribution.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4 – Credit Facility

On April 8, 2009, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a three-year, $750 million revolving credit agreement (2009 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2009 Credit Facility replaced our $1.2 billion credit facility that was scheduled to expire in April 2010.  The 2009 Credit Facility is secured by our inventory, which security interest can be released upon attainment of certain credit rating levels and is available for general corporate purposes, including the issuance of letters of credit.  Pricing under the 2009 Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services.  JCP’s obligations under the 2009 Credit Facility are guaranteed by
J. C. Penney Company, Inc.

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
•
The leverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot exceed 4 to 1 through January 30, 2010; 3.5 to 1 from January 31, 2010 through October 30, 2010; and 3 to 1 thereafter.

•
The fixed charge coverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot be less than 2.25 to 1 through October 30, 2010; 2.5 to 1 from October 31, 2010 through October 29, 2011; and 3 to 1 thereafter.

•	The asset coverage ratio, which is calculated as of the last day of each fiscal month, cannot be less than 3 to 1.

As of October 31, 2009, we were in compliance with these requirements with a leverage ratio of 2.6 to 1, a fixed charge coverage ratio of 3.1 to 1 and an asset coverage ratio of 27 to 1.

No borrowings, other than the issuance of standby and import letters of credit totaling $147 million as of the end of the third quarter of 2009, have been made under the 2009 Credit Facility.

Note 5 – Long-Term Debt

Debt Reductions
We had no scheduled debt maturities or early repayments during the third quarter of 2009.  In May 2009, we accepted for purchase $104 million principal amount of JCP’s outstanding 8% Notes due March 1, 2010 (Notes), which were validly tendered pursuant to our cash tender offer to purchase up to $200 million aggregate principal amount of the Notes.  We paid $107 million aggregate consideration, including accrued and unpaid interest, for the accepted Notes.   In addition, we purchased $9 million of these Notes in the open market in July 2009.

In August 2008, we repaid at maturity $200 million outstanding principal amount of JCP’s 7.375% Notes due 2008.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 – Fair Value Disclosures

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.  In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

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

REIT Assets Measured on a Recurring Basis
We determined the fair value of our investments in public real estate investment trusts (REITs) using quoted market prices. See Note 7 for the net unrealized gain of $40 million in REITs recorded in accumulated other comprehensive income, a component of net equity.  Our REIT assets measured at fair value on a recurring basis were as follows:

REIT Assets at Fair Value as of Oct. 31, 2009 ($ in millions)
Level 1	Level 2	Level 3	Total
$165	$-	$-	$165

Other Non-Financial Assets Measured on a Non-Recurring Basis
Included in real estate and other on the Consolidated Statement of Operations for the third quarter of 2009 is a $12 million other-than-temporary impairment for two stores classified as held for use that had a carrying value of $17 million and a corporate asset classified as held for sale that had a carrying value of $6 million.  For stores, we review carrying amounts whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  If the carrying amount is not recoverable, we record an impairment for the excess over fair value.  We determined fair value based on a projected discounted cash flow method using a discount rate that is considered commensurate with the risk inherent in our current business model, which reflects our own judgment, and is consistent with assumptions that market participants would use in pricing the asset.  For the corporate asset, we determined the fair value based on quoted prices for similar assets, corroborated by current market information.  Our other non-financial assets and liabilities measured at fair value on a non-recurring basis were as follows:

	Other Non-Financial Assets at Fair Value as of Oct. 31, 2009 ($ in millions)
	Level 1	Level 2	Level 3	Total
Stores	$-	$-	$7	$7
Other corporate asset	-	4	-	4

Other Financial Instruments
Our financial instruments include cash and cash equivalents and long-term debt.  The carrying amount of our cash and cash equivalents approximates fair value because of the short maturity of these instruments.  The fair value of long-term debt, excluding capital leases and other, is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  At October 31, 2009, long-term debt, including current maturities and excluding capital leases and other, had a carrying value of $3.4 billion and a fair value of $3.2 billion.  At January 31, 2009, long-term debt excluding capital leases and other, had a carrying value of $3.5 billion and a fair value of $2.6 billion.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7 – Stockholders’ Equity

The following table shows the change in the components of stockholders’ equity for the first nine months of 2009:
(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive (Loss)/Income		Total Stockholders’ Equity
January 31, 2009	222	$111	$3,499	$1,959	$(1,414	)(1)	$4,155
Net income	-	-	-	51	-		51
Other comprehensive income	-	-	-	-	151		151
Dividends declared, common	-	-	-	(139)	-		(139)
Common stock contributed to primary pension plan	13	7	333	-	-		340
Vesting of share-based payments	1	-	30	-	-		30
October 31, 2009	236	$118	$3,862	$1,871	$(1,263	)(2)	$4,588
(1) Includes an unrealized gain in REITs of $15 million (shown net of an $8 million deferred tax liability) and actuarial (loss) and prior service (cost) for the pension and postretirement plans of $1,429 million (shown net of a $910 million deferred tax asset).
(2) Includes an unrealized gain in REITs of $55 million (shown net of a deferred tax liability of $31 million) and actuarial (loss) and prior service (cost) for the pension and postretirement plans of $1,318 million (shown net of an $838 million deferred tax asset).

Comprehensive Income/(Loss)

	Three Months Ended		Nine Months Ended
($ in millions)	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008
Net income	$27	$124	$51	$361
Other comprehensive income/(loss) – net of tax:
Remeasurement of primary pension plan at May 18, 2009	-	-	(10)	-
Amortization of net actuarial loss and prior service cost	39	-	121	-
Unrealized gain/(loss) in REITs	20	(46)	40	(60)
Total other comprehensive income/(loss)	59	(46)	151	(60)
Total comprehensive income	$86	$78	$202	$301

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8 – Stock-Based Compensation

We grant stock-based compensation awards to employees (associates) and non-employee directors under our equity compensation plan.  On May 15, 2009, our stockholders approved the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan (2009 Plan), reserving 13.1 million shares for future grants (8.5 million newly authorized shares plus up to 4.6 million reserved but unissued shares from our prior 2005 Equity Compensation Plan (2005 Plan)).  In addition, shares underlying any outstanding stock award or stock option grant cancelled prior to vesting or exercise become available for use under the 2009 Plan.  The 2005 Plan was terminated on May 15, 2009, except for outstanding awards.  Subsequent awards have been and will be granted under the 2009 Plan.  As of October 31, 2009, there were 14.2 million shares of stock available for future grant under the 2009 Plan, which includes approximately 1.1 million shares from awards cancelled during the second and third quarters of 2009, subsequent to May 15, 2009.

The following table presents total stock-based compensation costs included in the unaudited Consolidated Statements of Operations.

Stock-Based Compensation Costs
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2009	2008	2009	2008
Stock awards (shares and units)	$3	$4	$9	$15
Stock options	6	8	20	21
Total stock-based compensation cost	$9	$12	$29	$36

Total income tax benefit recognized in the Consolidated
Statements of Operations for stock-based compensation	$3	$5	$11	$14

Stock Options
On March 16, 2009, we made an annual grant of stock options covering approximately 3.9 million shares to associates at an option price of $16.09, with a fair value of $6.27 per option.

The following table summarizes stock options outstanding as of October 31, 2009, as well as activity during the nine months then ended:
(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at January 31, 2009	11,862	$42
Granted	3,882	16
Exercised	(171)	26
Forfeited or expired	(1,876)	33
Outstanding at October 31, 2009	13,697	36

Exercisable at October 31, 2009	7,096	47

As of October 31, 2009, there was $41 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately one year.

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

On May 20, 2009, we granted approximately 45,000 restricted stock units to non-employee Board members.  In addition, during the first nine months of 2009 we granted approximately 70,000 restricted stock units consisting of ad-hoc awards to associates and dividend equivalents on outstanding awards.

Restricted stock awards vested during the first nine months of 2009 consisted primarily of the final one-third, or approximately 213,000, of our March 2006 annual grant of performance-based restricted stock unit awards and the initial one-third, or approximately 124,000, of our March 2008 annual grant of time-based restricted stock unit awards.

The following table summarizes the non-vested stock awards (shares and units) as of October 31, 2009 and activity during the nine months then ended:

(awards in thousands)		Weighted- Average Grant
	Non-Vested Stock Awards	Date Fair Value
Outstanding at January 31, 2009	1,219	$42
Granted	264	16
Vested	(424)	50
Forfeited	(83)	53
Outstanding at October 31, 2009	976	28

As of October 31, 2009, there was $15 million of unrecognized compensation expense related to unearned associate stock awards which will be recognized over the remaining weighted-average vesting period of approximately 1.3 years.

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

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Pension Plans Net Periodic Benefit Expense/(Income)

	Pension Plans
	Primary Plan		Supplemental		Total
($ in millions)	Three Months Ended		Three Months Ended		Three Months Ended
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2009	2008	2009	2008	2009	2008
Service cost	$20	$22	$1	$1	$21	$23
Interest cost	63	59	4	5	67	64
Expected return on plan assets	(78)	(114)	-	-	(78)	(114)
Net amortization	68	-	5	5	73	5
Net periodic benefit expense/(income)	$73	$(33)	$10	$11	$83	$(22)

	Pension Plans
	Primary Plan		Supplemental		Total
($ in millions)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2009	2008	2009	2008	2009	2008
Service cost	$59	$66	$3	$3	$62	$69
Interest cost	190	177	12	15	202	192
Expected return on plan assets	(225)	(342)	-	-	(225)	(342)
Net amortization	203	-	14	15	217	15
Net periodic benefit expense/(income)	$227	$(99)	$29	$33	$256	$(66)

Postretirement Health and Welfare Plan Net Periodic (Income)

	Postretirement Health and Welfare Plan
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2009	2008	2009	2008
Service cost	$-	$-	$-	$-
Interest cost	-	-	-	-
Expected return on plan assets	-	-	-	-
Net amortization	(6)	(6)	(18)	(18)
Net periodic (income)	$(6)	$(6)	$(18)	$(18)

401(k) Savings Plan
Total expense for the 401(k) savings plan was $14 million in both of the third quarters of 2009 and 2008 and included the Company match on participating associates’ deposits up to 6% of pay as well as the cost of the Company’s contribution of 2% of pay for eligible associates hired or re-hired on or after January 1, 2007 in lieu of primary pension plan benefits.  Total expense was $41 million and $40 million for the first nine months of 2009 and 2008, respectively.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10 – Real Estate and Other Expense/(Income)

($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2009	2008	2009	2008
Real estate activities	$(9)	$(9)	$(27)	$(29)
Net gains from sale of real estate	-	(10)	-	(10)
Other	12	1	17	3
Total	$3	$(18)	$(10)	$(36)

Real estate and other consists mainly of ongoing operating income from our real estate subsidiaries whose primary investments are in REITs, as well as investments in 14 joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits.  The increase in other for the quarter was related primarily to non-recurring real estate impairments.  Additionally, the first nine months this year included write downs to reflect the fair value of certain corporate assets held for sale.

Note 11 – Income Taxes

The total amount for unrecognized tax benefits as of October 31, 2009 was $155 million compared to $192 million as of January 31, 2009.  The decrease included $61 million for settlements reached with tax authorities partially offset by an increase of $24 million based on additional amounts related to prior period tax positions. As of the end of the third quarter of 2009, the uncertain tax position balance included $72 million that, if recognized, would lower the effective tax rate and would be reduced upon settlement by $25 million related to the federal tax deduction of state taxes. The remaining component was $83 million reflecting tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Due to deferred tax accounting, other than any interest or penalties incurred, the disallowance of the shorter deductibility period would not impact the effective tax rate, but would accelerate payment to the taxing authority.

Over the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $43 million ($5 million of which would impact the effective tax rate) if our tax position is sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Our accrued interest was $2 million as of October 31, 2009 and $1 million as of January 31, 2009.  We did not have any such penalties accrued as of either date.

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

As of October 31, 2009, we estimated our total potential environmental liabilities to range from $41 million to $52 million and recorded our best estimate of $43 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

As of October 31, 2009, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

Note 13 – Effect of New Accounting Standards

Adoption of New Accounting Standards

Evaluation of Subsequent Events
Beginning in our second quarter, we adopted the Financial Accounting Standards Board (“FASB”) guidance, which establishes general standards of accounting for and disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Our adoption of this guidance did not have a material impact on our consolidated financial statements and the evaluation disclosure is located in Note 1 – Basis of Presentation and Consolidation.

Fair Value Measurements
The FASB issued a series of guidance about fair value measurements and included an initial standard that we adopted beginning in 2008, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  The adoption did not have a material impact on our consolidated financial statements.

In October 2008, we adopted FASB guidance, which clarifies the application of fair value measurements as it relates to the valuation of financial assets in inactive markets. The adoption of the guidance did not have a material impact on our consolidated financial statements.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Beginning in the second quarter of 2009, we adopted FASB guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. Also, this guidance provides information on identifying circumstances that indicate a transaction is not orderly. Further, the guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.  Our adoption of this guidance did not have a significant impact on our consolidated financial statements.

Beginning in the second quarter of 2009, we adopted FASB guidance that requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. The guidance did not have a material impact on our consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
Beginning in 2009, we adopted FASB guidance that clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Dividend equivalents on our unvested share-based payment transactions are forfeited if the corresponding shares do not vest; therefore, our adoption of this guidance did not have any impact on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairment
Beginning in the second quarter of 2009, we adopted FASB guidance that amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. The guidance specifies an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, the guidance changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. This guidance did not have a material impact on our consolidated financial statements.

Standards Issued But Not Yet Adopted

Employers’ Disclosures about Postretirement Benefit Plan Assets
In December 2008, the FASB issued guidance that provides enhanced disclosures about plan assets of a defined benefit pension or other postretirement plan including (i) investment policies and strategies, (ii) major categories of plan assets, (iii) the valuation techniques used to measure the fair value of plan assets, including the effect of significant unobservable inputs on changes in plan assets, and (iv) significant concentrations within plan assets. This guidance will be effective after December 15, 2009. Since the guidance merely requires enhanced disclosures without a change to existing standards relative to measurement and recognition, our adoption of the guidance will not have a material impact on our consolidated financial statements.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14 – Subsequent Events

Effective November 5, 2009, we extended our agreement with GE Money Bank (GEMB) for our private label credit card program (the “Program”) pursuant to the terms of an amended and restated Consumer Credit Card Program Agreement (the “Restated Agreement”).  Under the terms of the Restated Agreement, which has an initial four-year term with the option for two-year renewals, GEMB will continue to offer JCPenney private label credit cards to our new and existing customers.  The Company continues to benefit by generating sales on the card pursuant to this non-recourse program. Additionally, the Company will receive a signing bonus and may generate revenue from an application bounty program and a gain share calculation.  We will jointly market the Program with GEMB in accordance with the terms of the Restated Agreement.   GEMB and we made customary representations, warranties and covenants, and provided for customary reciprocal indemnification for specified actions taken in connection with the Program. We are also subject to customary confidentiality and data security provisions. Either party may terminate the Restated Agreement early upon the occurrence of certain events.

On November 6, 2009, the United States District Court of New York authorized the distribution of residual funds to the class members for the Visa Check/MasterMoney Antitrust Litigation.  Our portion of the settlement, which we expect to receive in the fourth quarter of 2009, is expected to be approximately $11 million, representing about 85% of the initial amount which we recorded in the third quarter of 2005.  The proceeds will be recorded as a reduction of selling, general and administrative expenses.

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

This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements.  It should be read in conjunction with our consolidated financial statements as of January 31, 2009, and for the fiscal year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the year ended January 31, 2009 (2008 Form 10-K).  Unless otherwise indicated, this MD&A relates only to results from continuing operations, all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Third Quarter Highlights
•	We earned $0.11 per share, which was significantly better than our initial expectations.

•	Gross margin as a percent of sales was 210 basis points better than last year due principally to effective inventory management and a reduction in both clearance selling and unprofitable discounting.

•
Selling, general and administrative (SG&A) expenses increased $56 million compared to the third quarter of last year, as planned, reflecting a shift of Back-to-School marketing into the quarter and higher incentive compensation accruals.

•
Free cash flow improved by $630 million during the first nine months compared to the same period last year, and we ended the quarter with $2.1 billion of cash and cash equivalents, an increase of $505 million over last year.

•	We opened three new stores during the quarter, completing our 2009 new store plan.

•	We opened 12 Sephora inside JCPenney locations, bringing our total to 155 locations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Results of Operations

Third quarter earnings were better than our initial expectations and benefited from gross margin improvements as a result of our effective inventory management and reductions in both clearance selling and unprofitable discounting. As expected, SG&A expenses increased as a result of incremental expenses associated with new stores, a shift of marketing from the second quarter to the third quarter and higher incentive compensation.

($ in millions, except EPS)	Three Months Ended		Nine Months Ended
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2009	2008	2009	2008

Total net sales	$4,179	$4,318	$12,006	$12,727
Percent (decrease) from prior year	(3.2)%	(8.7)%	(5.7)%	(5.5)%
Comparable store sales (decrease)(1)	(4.6)%	(10.1)%	(7.2)%	(7.3)%
Gross margin	1,696	1,664	4,790	4,920
Operating expenses:
Selling, general and administrative (SG&A)	1,376	1,320	3,873	3,907
Primary pension plan expense/(income)	73	(33)	227	(99)
Supplemental pension plans expense	10	11	29	33
Total pension expense/(income)	83	(22)	256	(66)
Depreciation and amortization	123	118	364	343
Pre-opening	4	11	27	26
Real estate and other expense/(income), net	3	(18)	(10)	(36)
Total operating expenses	1,589	1,409	4,510	4,174
Operating income	107	255	280	746
Net interest expense	64	56	195	164
Income from continuing operations
before income taxes	43	199	85	582
Income tax expense	16	76	34	223
Income from continuing operations	$27	$123	$51	$359

Diluted EPS from continuing operations	$0.11	$0.55	$0.22	$1.61

Ratios as a percent of sales:
Gross margin	40.6%	38.5%	39.9%	38.7%
SG&A	32.9%	30.6%	32.3%	30.7%
Total operating expenses	38.0%	32.6%	37.6%	32.8%
Operating income	2.6%	5.9%	2.3%	5.9%
Adjusted operating income
(non-GAAP financial measure)(2)	4.3%	5.1%	4.2%	5.1%

(1)
Comparable store sales include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and online sales through jcp.com.  Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations.

(2)	See page 22 for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Operating Performance Summary
For the quarter, we reported income from continuing operations of $27 million, or $0.11 per share, compared with $123 million, or $0.55 per share, last year.  Excluding the non-cash impact of the primary pension plan, adjusted income from continuing operations was $72 million, or $0.30 per share, compared with $103 million, or $0.46 per share last year.  (See Income from Continuing Operations for a discussion of these non-GAAP financial measures).  Third quarter earnings per share also reflected a $0.03 charge primarily related to real estate impairments.  Although sales continued to decline versus last year, we experienced slightly better-than-expected comparable store sales throughout the quarter, which together with our appropriately maintained inventory levels resulted in a 210 basis-point improvement in gross margin.  SG&A expenses increased $56 million from last year’s third quarter, reflecting higher incentive compensation and the planned shift of Back-to-School marketing from the second quarter to the third quarter this year.  Operating income declined to 2.6% of sales; however, excluding the non-cash impact of the primary pension plan, adjusted operating income was 4.3% of sales for the third quarter of 2009 versus 5.1% last year.  (See Operating Income for a discussion of this non-GAAP financial measure).

For the first nine months of 2009, income from continuing operations was $51 million, or $0.22 per share, compared with $359 million, or $1.61 per share, for the same period last year.  Operating income was $280 million compared with $746 million for the same period last year.

Total Net Sales
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2009	2008	2009	2008
Total net sales	$4,179	$4,318	$12,006	$12,727
Sales percent (decrease):
Total net sales	(3.2)%	(8.7)%	(5.7)%	(5.5)%
Comparable store sales	(4.6)%	(10.1)%	(7.2)%	(7.3)%

Total net sales decreased $139 million, or 3.2%, to $4,179 million compared to $4,318 million in last year’s third quarter.  Total net sales included sales from 16 net new stores (net of closings and relocations) opened subsequent to last year’s third quarter, including 3 new stores opened in this year’s third quarter.  Comparable store sales decreased 4.6% compared to last year’s decrease of 10.1%.   JCPenney mall store traffic was down approximately 2.7% for the quarter, but exceeded the overall mall traffic trends.    While the number of transactions and number of units sold declined for the quarter, our average unit retail increased slightly due to a greater proportion of merchandise sold at regular promotional prices versus clearance pricing.  Geographically, the best performance was in the southwest region, particularly California, and the weakest was in the northwest region.  Online sales through jcp.com decreased 0.6% for the third quarter of 2009, compared to last year’s decrease of 0.3%.

While sales in most merchandise categories continued to decline versus last year, our best performing divisions with sales gains for the third quarter were shoes, in particular athletic footwear, and women’s apparel. Fine jewelry and home experienced the weakest results for the quarter.  Private brands, including exclusive brands found only at JCPenney, comprised 54.4% of total merchandise sales for the third quarter of 2009, and an increase of approximately two percentage points over the third quarter of 2008.

During the quarter, we opened 12 Sephora inside JCPenney locations bringing us to our 2009 goal of 155 locations compared to 91 at the end of the third quarter of 2008. Sephora continues to perform well, attracting younger, more affluent customers to our stores.  We plan to open an additional 75 Sephora inside JCPenney locations in 2010, an accelerated rollout pace since our initial Sephora launch in October 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

For the first nine months of 2009, total net sales decreased $721 million, or 5.7%, to $12,006 million compared to $12,727 million last year.  On a comparable store basis, sales decreased 7.2% in the first nine months of 2009 compared to a 7.3% decrease in last year’s first nine months.  Internet sales decreased 2.1% in the first nine months compared to an increase of 4.5% in last year’s comparable period.

New Stores
In the quarter, we opened three new stores and completed our 2009 new store program.  The following table provides the number of JCPenney department stores and gross selling space.

	Three Months Ended		Nine Months Ended
	Oct. 31,	Nov. 1,	Oct. 31,	Nov. 1,
	2009	2008	2009	2008
Number of department stores
Beginning of period	1,106	1,083	1,093	1,067

Stores opened(1)	3	12	17	35
Closed stores(1)	-	(2)	(1)	(9)

End of period	1,109	1,093	1,109	1,093

Gross selling space
(square feet in millions)
Beginning of period	112	109	110	107

Stores opened	-	1	2	3
Closed stores	-	-	-	-

End of period	112	110	112	110
(1) Includes relocations of -, 1, 1 and 7 stores, respectively.

Merchandise Initiatives
On October 5, 2009, we entered into an agreement with Liz Claiborne, Inc. to make JCPenney the exclusive department store retailer for Liz Claiborne branded merchandise, other than footwear and beauty products, starting in Fall 2010.  After it is fully rolled out, JCPenney will carry a full lifestyle collection in more than 30 merchandise categories under the Liz Claiborne brand and Claiborne for Men brand names.  Our customer research shows that the Liz Claiborne brand is one of the most recognized and purchased brands in women’s apparel, with exceptional customer loyalty.

On September 11, 2009, we announced the launch of she said™, a contemporary, private-label career sportswear brand focused on the professional career woman.

On October 26, 2009, we announced the launch of Olsenboye™, an exclusive new juniors brand created by Dualstar Entertainment Group founders and designers Mary-Kate Olsen and Ashley Olsen.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Gross Margin
Our gross margin rate increased 210 basis points to 40.6% of sales for the third quarter of 2009, reflecting a quarter-over-quarter $32 million improvement in gross margin, which was $1,696 million compared to last year’s $1,664 million, or 38.5% of sales.  The gross margin rate improvement reflected the continued benefit of our effective inventory management, as well as reductions in both clearance selling and unprofitable discounting. Gross margin also benefited from overall lower levels of clearance merchandise this year compared to last year.

For the first nine months of 2009, gross margin increased 120 basis points to 39.9% of sales – reaching our historically high gross margin ratios.  Gross margin was $4,790 million, which compares to last year’s $4,920 million, or 38.7% of sales.

SG&A Expenses
SG&A expenses for the quarter increased $56 million to $1,376 million compared to $1,320 million in last year’s third quarter.   The increase in SG&A expenses is primarily the result of the higher incentive compensation accrual covering approximately 7,500 associates due to better-than-planned sales and operating income and a recently announced special recognition bonus program for approximately 100,000 mostly store-based hourly associates, as well as a planned shift of marketing resources from the second quarter to the third quarter to devote more resources to the Back-to-School season, which fell into the third quarter this year.  SG&A expenses included approximately $30 million of incremental costs associated with non-comparable stores in the third quarter.  SG&A expenses continue to benefit from the work force and time management initiatives and controlled home office administrative expenses; however, as a percent of sales, SG&A expenses increased 230 basis points to 32.9% of sales due to the lower sales volume.

For the first nine months of 2009, SG&A expenses decreased $34 million to $3,873 million or 32.3% of sales compared to $3,907 million last year, or 30.7%.

Pension Expense/(Income)
For the third quarter of 2009, total pension expense was $83 million compared to total pension income of $22 million in last year’s third quarter.  Included in total pension expense was $73 million of expense in this year’s third quarter relating to the primary pension plan versus $33 million of income in the same period last year, resulting in a negative swing of $106 million, or $0.28 per share on an after-tax basis.  This expense is primarily the result of the amortization of the primary pension plan’s unrealized loss due to last year’s significant decline in plan assets.  During the second quarter of 2009, we voluntarily contributed Company common stock valued at $340 million to the primary pension plan.  We remeasured the plan’s assets and obligations as of the date of the contribution, which was May 18, 2009.  Based on this new measurement, the net periodic pension plan expense estimate for 2009 was reduced by $24 million to $298 million from the original estimate of $322 million.  Total pension expense was $256 million in the first nine months of 2009 versus a credit of $66 million in the first nine months of 2008.  Included in total pension expense was $227 million of expense for this year’s first nine months relating to the primary pension plan versus income of $99 million in last year’s first nine months, resulting in a negative swing of $326 million, or $0.87 per share on an after-tax basis.

Depreciation and Amortization Expenses
As expected with the addition of new stores and investments in renovating existing stores, depreciation and amortization expenses in the quarter increased 4.2% to $123 million from $118 million for the comparable 2008 period. Depreciation and amortization expenses increased to $364 million for the first nine months of 2009, compared with $343 million for the same 2008 period.

Pre-Opening Expenses
Pre-opening expenses include costs such as advertising, hiring and training new associates, processing and stocking initial merchandise inventory and rental costs.  Pre-opening expenses were $4 million in the third quarter of 2009 and $11 million in the third quarter of 2008, and in line with the decrease in the number of new store openings to three in the third quarter of 2009 compared to 12 in the third quarter of 2008.  Through the first nine months of 2009 and 2008, pre-opening expenses were $27 million and $26 million, respectively.  Relative to the number of stores opened, pre-opening expenses for the first nine months of 2009 were significantly higher than last year primarily due to the recognition of rent expense (level rent) during the construction period associated with the Manhattan store in New York City, which opened on July 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Real Estate and Other (Income)/Expense
In the third quarter of 2009, real estate and other was a net charge of $3 million versus a net credit of $18 million in the third quarter of 2008.  For the first nine months of 2009 and 2008, real estate and other was a net credit of $10 million and $36 million, respectively.  Real estate and other consists primarily of ongoing operating income from our real estate subsidiaries, as well as net gains from the sale of facilities and equipment that are no longer used in our operations, other non-operating corporate charges and credits and asset impairments.  The third quarter year-over-year decline in real estate and other was attributable to our recognition of impairments of $12 million this year primarily related to two stores, one of which has been closed due to engineering structural issues in the shopping center, as well as $10 million of real estate gains recorded last year.  In addition to the third quarter activity, the reduction in real estate and other for the first nine months of 2009 included write downs to reflect the fair value of certain corporate assets held for sale and a decline in our ongoing real estate joint venture and REIT investment income as a result of the weakened retail real estate market.

Operating Income
For the third quarter, operating income declined 58.0% to $107 million, or 2.6% of sales, from $255 million in the third quarter of last year, or 5.9% of sales.  Excluding the non-cash impact of the primary pension plan, adjusted operating income (non-GAAP) declined by 18.9%, and as a percent of sales was 4.3% in 2009 versus 5.1% in 2008. Operating income was $280 million, or 2.3% of sales, for the first nine months of 2009 compared with $746 million, or 5.9% of sales, last year.  Adjusted operating income declined by 21.6%, and as a percent of sales was 4.2% for the first nine months of 2009 versus 5.1% for the first nine months of 2008.

Adjusted operating income, which excludes non-cash qualified primary pension plan expense/(income), is considered a non-GAAP financial measure under the rules of the Securities and Exchange Commission.  We believe that the presentation of adjusted operating income, which we use to assess our operating results, is useful in order to better understand the operating performance of our core business and to facilitate the comparison of our results to the results of our peer companies.  Unlike other operating expenses, primary pension plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors, such as market volatility, that are beyond our control.  We believe it is useful to investors to understand the non-cash impact of the primary pension plan on our results of operations.  Accordingly, we believe it is important to view this non-GAAP financial measure in addition to, rather than as a substitute for, the GAAP financial measure of operating income.  Adjusted operating income is limited as a financial measure since it does not include all operating expenses.

The following table reconciles operating income, the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure:

($ in millions)	Three Months Ended			Nine Months Ended
	Oct. 31,	Nov. 1,	% Inc.	Oct. 31,	Nov. 1,	% Inc.
	2009	2008	(Dec.)	2009	2008	(Dec.)
Operating income	$107	$255	(58.0)%	$280	$746	(62.5)%
As a percent of sales	2.6%	5.9%		2.3%	5.9%
Add/(deduct) primary pension plan
expense/(income)	73	(33)		227	(99)
Adjusted operating income (non-GAAP)	$180	$222	(18.9)%	$507	$647	(21.6)%
As a percent of sales	4.3%	5.1%		4.2%	5.1%

Net Interest Expense
Net interest expense consists mainly of interest expense on long-term debt, net of interest income earned on cash and cash equivalents.  Net interest expense was $64 million for the quarter compared to $56 million last year.  The increase in net interest expense in the quarter was due primarily to a significant decrease in the weighted-average annual interest rate earned on short-term investment balances to 0.1% in the third quarter of 2009 from 1.7% in the third quarter of 2008, offset somewhat by the increase in short-term investments.  Net interest expense was $195 million for the first nine months of 2009 compared with $164 million for 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Income Taxes
Our effective income tax rates for continuing operations were 37.2% and 38.2% for the third quarters of 2009 and 2008, respectively.  In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur. Our effective income tax rate for continuing operations for the first nine months of 2009 was 40.0% compared with 38.3% for the first nine months of 2008.  The tax rate for the first nine months of 2009 was higher due to the lower level of pre-tax income as well as state income tax legislative changes enacted during the first half.  We expect the full year effective income tax rate to be approximately 38% for 2009 as compared with 37.7% for 2008.

Income from Continuing Operations
For the third quarter of 2009, income from continuing operations declined 78.0% to $27 million, or $0.11 per share, compared with $123 million, or $0.55 per share, in the same period last year.  Excluding the non-cash impact of the primary pension plan, adjusted income from continuing operations (non-GAAP) declined by 30.1% in the third quarter of this year to $72 million, or $0.30 per share, compared with $103 million, or $0.46 per share, last year.  Adjusted income from continuing operations for the first nine months of 2009 was $190 million, or $0.82 per share, compared with $299 million, or $1.34 per share, last year.

Both adjusted income from continuing operations and adjusted EPS from continuing operations exclude the non-cash impact of the qualified primary pension plan expense/(income) and are considered non-GAAP financial measures under the rules of the Securities and Exchange Commission.  We use these measures to assess our results and we believe their presentation is useful in order to better understand our financial performance, as well as facilitate the comparison of our results to the results of our peer companies.  Unlike other operating expenses, primary pension plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors, such as market volatility, that are beyond our control.  We believe it is useful to investors to understand the impact of the non-cash primary pension plan on our financial results.  Accordingly, we believe it is important to view these non-GAAP financial measures in addition to, rather than as a substitute for, the GAAP financial measures of income and EPS from continuing operations.  Adjusted income from continuing operations and adjusted EPS from continuing operations are limited as financial measures since they do not include all operating expenses.

The following table reconciles income and EPS from continuing operations, the most directly comparable GAAP financial measures, to adjusted income and EPS from continuing operations, non-GAAP financial measures:

($ in millions, except EPS)	Three Months Ended			Nine Months Ended
	Oct. 31,	Nov. 1,	% Inc.	Oct. 31,	Nov. 1,	% Inc.
	2009	2008	(Dec.)	2009	2008	(Dec.)
Income from continuing operations	$27	$123	(78.0)%	$51	$359	(85.8)%
EPS from continuing operations	$0.11	$0.55	(80.0)%	$0.22	$1.61	(86.3)%

Add/(deduct) primary pension plan
expense/(income), net of tax	45	(20)		139	(60)
Adjusted income from continuing
operations (non-GAAP)	$72	$103	(30.1)%	$190	$299	(36.5)%
Adjusted EPS from continuing
operations (non-GAAP)	$0.30	$0.46	(34.8)%	$0.82	$1.34	(38.8)%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Liquidity and Capital Resources

Although the economic environment remains challenging, we continue to improve our cash flow metrics and maintain financial flexibility to support the execution of our Bridge Plan initiatives.

Our Bridge Plan includes initiatives to accelerate, maintain or moderate our operating and capital resources as we manage through the economic downturn.  Under the Bridge Plan we have accelerated merchandising and marketing initiatives and we continue to tightly manage aspects of our business that are within our control, in particular maintaining appropriate levels of inventory; continuing expense control throughout the Company; and moderating capital expenditures by opening stores at a slower rate and shifting resources to modernize our existing locations.

The principal elements of our liquidity position continue to be our cash and cash equivalents balance, our $750 million revolving credit facility entered into in April 2009 and our ability to improve free cash flow (non-GAAP financial measure).

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	Oct. 31,	Nov. 1,
	2009	2008

Cash and cash equivalents	$2,129	$1,624
Merchandise inventory	4,018	4,471

Long-term debt, including current maturities	3,392	3,505
Stockholders’ equity	4,588	5,197
Total capital	7,980	8,702

Additional amounts available under our credit agreement	750	1,200
Cash flow from operating activities of continuing operations	473	154
Free cash flow (non-GAAP financial measure)(1)	(75)	(705)
Capital expenditures	424	738
Dividends paid	136	134
Ratios:
Debt-to-total capital(2)	42.5%	40.3%
Cash-to-debt(3)	62.8%	46.3%

(1)   See page 25 for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.
(2)	Long-term debt, including current maturities divided by total capital.
(3)	Cash and cash equivalents divided by long-term debt, including current maturities.

Cash and Cash Equivalents
Cash and cash equivalents totaled $2,129 million at the end of the quarter compared to $1,624 million last year.  During the past 12 months, we used $113 million of cash balances to reduce long-term debt through a debt tender offer and open market purchases.  Throughout this same period, we generated strong cash flow and on a net basis increased cash and cash equivalents by $505 million.  Cash and cash equivalents at the end of the quarter represented 62.8% of our outstanding long-term debt including current maturities, a marked improvement from last year’s 46.3%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Free Cash Flow (Non-GAAP Financial Measure)
We define free cash flow as net cash provided by operating activities of continuing operations less capital expenditures and dividends paid, plus proceeds from the sale of assets.  Free cash flow is considered a non-GAAP financial measure under the rules of the Securities and Exchange Commission.  We use free cash flow to assess our financial condition and operations. We believe that free cash flow is a relevant indicator of our ability to repay maturing debt, revise our dividend policy or fund other uses of capital that we believe will enhance stockholder value.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities and other obligations or payments made for business acquisitions.  Therefore, we believe it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

($ in millions)	Nine Months Ended
	Oct. 31,	Nov. 1,
	2009	2008
Net cash provided by operating activities of continuing operations	$473	$154
Less:
Capital expenditures	(424)	(738)
Dividends paid, common	(136)	(134)
Plus:
Proceeds from sale of assets	12	13
Free cash flow (non-GAAP)	$(75)	$(705)

During the first nine months of 2009, our free cash flow improved $630 million year over year as a result of effective inventory management and a reduction in capital expenditures.

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

As of October 31, 2009, we were in compliance with the required financial covenants under the 2009 Credit Facility.  As of such date, our leverage ratio was 2.6 to 1, not exceeding the 4 to 1 maximum requirement; our fixed charge coverage ratio was 3.1 to 1, exceeding the required minimum of 2.25 to 1; and our asset coverage ratio was 27 to 1, exceeding the required minimum of 3 to 1.

We do not expect to borrow under our 2009 Credit Facility other than to provide support for the issuance of letters of credit, which totaled $147 million at the end of the first nine months of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

See Note 4 to the unaudited Interim Consolidated Financial Statements for further information on our 2009 Credit Facility, including details of the required financial covenants.

Cash Flows
The following is a summary of our cash flows from operating, investing and financing activities for both continuing and discontinued operations:

($ in millions)	Nine Months Ended
	Oct. 31,	Nov. 1,
	2009	2008
Net cash provided by/(used in):
Continuing operations:
Operating activities	$473	$154
Investing activities	(412)	(725)
Financing activities	(280)	(336)
Discontinued operations:
Operating activities	(4)	-
Investing activities	-	(1)
Financing activities	-	-
Net (decrease) in cash and cash equivalents	$(223)	$(908)

Cash Flow from Operating Activities - Continuing Operations
Our operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of the sales, profits and operating cash flows are realized.

Cash flow from operating activities for the first nine months of 2009 increased year-over-year primarily from effective inventory management, net of merchandise accounts payable.   Despite the addition of 17 new stores (16 net of a relocation) since the end of last year’s third quarter, total merchandise inventory was $4,018 million at the end of the first nine months of 2009, down 10.1% from last year’s $4,471 million, in response to the continuing challenging business environment.  On a comparable store basis, inventories were down approximately 11.8% from last year.

Cash Flow from Investing Activities - Continuing Operations
Capital expenditures were $424 million for the first nine months of 2009, compared with $738 million for the first nine months of 2008. Capital spending was principally for new stores, as well as store renewals and modernizations, and declined as expected as a result of moderating store growth and renovations under the Bridge Plan.  During the first nine months of 2009, we opened 17 stores, and made major capital improvements, including additions of Sephora inside JCPenney, in approximately 90 existing stores.  Consistent with the first nine months, capital expenditures for the fourth quarter are expected to be funded with cash flow from operations and existing cash and cash equivalent balances.  We continue to anticipate full year 2009 capital expenditures to be approximately $600 million.

During the first nine months of 2008, we opened 35 stores, including seven relocations.

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

As authorized by the Board, we paid quarterly dividends of $0.20 per common share, or $136 million during the first nine months of 2009 and $134 million in the first nine months of 2008.

During the first nine months of 2009, we paid financing costs of $32 million, which consisted of $30 million of fees related to our 2009 Credit Facility and $2 million of premiums on early retirement of debt from our cash tender offer.

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

Non-Cash Voluntary Stock Contribution to the Primary Pension Plan
On May 18, 2009, we voluntarily contributed approximately 13.4 million newly issued shares of JCPenney common stock valued at $340 million, or $25.39 per share, reflected a 6.5% discount to the closing price of JCPenney common stock on the date of contribution to the J. C. Penney Corporation, Inc. Pension Plan Trust (primary pension plan).  The non-cash contribution, which is fully tax deductible, is expected to reduce income taxes payable by approximately $131 million and increase operating cash flow.  In addition, primarily as a result of the contribution, our full-year 2009 net periodic pension expense was reduced by $24 million to $298 million from our initial estimate of $322 million.  See Note 9 to the unaudited Consolidated Financial Statements for a discussion of the pension expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Credit Ratings

During the first nine months of 2009, the following credit rating actions were taken regarding our long-term debt, credit facility and liquidity.

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

Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2008 Form 10-K.  Our unrecorded contractual obligations related to merchandise have increased since year end primarily due to the seasonality of our business and updates to our supplier base in the ordinary course of business.

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

There have been no changes to our critical accounting policies during the first nine months of 2009.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2008 Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 13 to the unaudited Interim Consolidated Financial Statements.

Seasonality

The results of operations and cash flows for the third quarter and first nine months of 2009 are not necessarily indicative of the results for the entire year.  Our annual earnings depend to a great extent on the results of operations for the last quarter of our fiscal year when a significant portion of our sales and profits are recorded.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at October 31, 2009 are similar to those disclosed in the 2008 Form 10-K.

Item 4. Controls and Procedures.

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting during the Company’s third quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2008 Form 10-K.

Item 6. Exhibits.

Exhibit Index
Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006
3.2	J. C. Penney Company, Inc. Bylaws, as amended to February 25, 2009	8-K	001-15274	3.1	03/03/2009
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.

By:	/s/ Dennis P. Miller
Dennis P. Miller Senior Vice President and Controller (Principal Accounting Officer)

Date: December 9, 2009