Form 10-K
period 2010-01-30
J C PENNEY CO INC
filed 2010-03-30
CIK 1166126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 1, 2009). $6,767,999,610

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

236,228,947 shares of Common Stock of 50 cents par value, as of March 22, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2010 Proxy Statement	Part III

i

PART I

Item 1.    Business.

Business Overview

J. C. Penney Company, Inc. is a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and J. C. Penney Company, Inc. was incorporated in Delaware in 2002, when the holding company structure was implemented. The new holding company assumed the name J. C. Penney Company, Inc. (Company). The holding company has no independent assets or operations, and no direct subsidiaries other than JCP. Common stock of the Company is publicly traded under the symbol “JCP” on the New York Stock Exchange. The Company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee by the Company of certain of JCP’s outstanding debt securities is full and unconditional. The holding company and its consolidated subsidiaries, including JCP, are collectively referred to in this Annual Report on Form 10-K as “we,” “us,” “our,” “ourselves,” “Company” or “JCPenney.”

Since our founding by James Cash Penney in 1902, we have grown to be a major retailer, operating 1,108 JCPenney department stores in 49 states and Puerto Rico as of January 30, 2010. Our business consists of selling merchandise and services to consumers through our department stores and Direct (Internet/catalog) channels. Department stores and Direct generally serve the same type of customers and provide virtually the same mix of merchandise, and department stores accept returns from sales made in stores, via the Internet and through catalogs. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney and home furnishings. In addition, our department stores provide our customers with services such as styling salon, optical, portrait photography and custom decorating. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for sales by category.

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

Trademarks

The JCPenney, Every Day Matters, Okie Dokie, Worthington, east5th, a.n.a, St. John’s Bay, she said, The Original Arizona Jean Company, Ambrielle, Decree, Linden Street, Article 365, Stafford,

J. Ferrar, JCPenney Home Collection and Studio by JCPenney Home Collection trademarks, as well as certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We consider our marks and the accompanying name recognition to be valuable to our business. For further discussion of our private brands, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Suppliers

We have a diversified supplier base, both domestic and foreign, and are not dependent to any significant degree on any single supplier. We purchase our merchandise from over 3,500 domestic and foreign suppliers, many of which have done business with us for many years. In addition to our Plano, Texas home office, we, through our international purchasing subsidiary, maintained buying and quality assurance inspection offices in 19 foreign countries as of January 30, 2010.

Employment

The Company and its consolidated subsidiaries employed approximately 154,000 full-time and part-time associates as of January 30, 2010.

Environmental Matters

Environmental protection requirements did not have a material effect upon our operations during 2009. It is possible that compliance with such requirements (including any new requirements) would lengthen lead time in expansion or renovation plans and increase construction costs, and therefore operating costs, due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As of January 30, 2010, we estimated our total potential environmental liabilities to range from $49 million to $60 million and recorded our best estimate of $53 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Executive Officers of the Registrant

The following is a list, as of March 1, 2010, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP. References to JCPenney positions held during fiscal years 2001 and earlier (prior to the creation of the holding company) are for JCP. There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age

Myron E. Ullman, III	Chairman of the Board and Chief Executive Officer	63

Robert B. Cavanaugh	Executive Vice President and Chief Financial Officer	58

Janet L. Dhillon	Executive Vice President, General Counsel and Secretary	47

Dennis P. Miller	Senior Vice President and Controller	57

Thomas M. Nealon	Executive Vice President and Chief Information Officer	49

Michael T. Theilmann	Executive Vice President, Chief Human Resources and Administration Officer	45

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

Ms. Dhillon has served as Executive Vice President, General Counsel and Secretary of the Company since February 2009. Prior to joining the Company, she served as Senior Vice President and General Counsel and Chief Compliance Officer of US Airways Group, Inc. and US Airways, Inc. from 2006 to 2009. Ms. Dhillon joined US Airways, Inc. in 2004 as Managing Director and Associate General Counsel and served as Vice President and Deputy General Counsel of US Airways Group, Inc. and US Airways, Inc. from 2005 to 2006. Ms. Dhillon was with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1991 to 2004. She has served as a director of JCP since July 2009.

Mr. Miller has served as Senior Vice President and Controller of the Company since 2008. He served as Vice President, Director of Procurement and Strategic Sourcing of JCP from 2004 to 2008. From 2001 to 2004, he served as Senior Vice President and Chief Financial Officer of Eckerd Corporation, a former subsidiary of the Company.

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

Our Company’s growth and profitability depend on the level of consumer confidence and spending.

Our results of operations are sensitive to changes in overall economic and political conditions that impact consumer spending, including discretionary spending. Many economic factors outside of our control, including the housing market, interest rates, recession, inflation and deflation, energy costs and availability, consumer credit availability and terms, consumer debt levels, tax rates and policy, and unemployment trends influence consumer confidence and spending. The domestic and international political situation and actions also affect consumer confidence and spending. Additional events that could impact our performance include pandemics, terrorist threats and activities, worldwide military and domestic disturbances and conflicts, and political instability. Further declines in the level of consumer spending could adversely affect our growth and profitability.

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

Our merchandise is sourced from a wide variety of suppliers, and our business depends on being able to find qualified suppliers and access products in a timely and efficient manner. A substantial portion of our merchandise is sourced outside of the United States. All of our suppliers must comply with our supplier legal compliance program and applicable laws, including consumer and product safety laws. Although we diversify our sourcing and production by country, the failure of a supplier to produce and deliver our goods on time, to meet our quality standards and adhere to our product safety requirements or to meet the requirements of our supplier compliance program or applicable laws, or our inability to flow merchandise to our stores or through Direct in the right quantities at the right time could adversely affect our profitability and could result in damage to our reputation. Additionally, the impact of current and future economic conditions on our suppliers cannot be predicted and may cause our suppliers to be unable to access financing or become insolvent and thus become unable to supply us with products. Similarly, political or financial instability, changes in domestic and foreign laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations, as well as currency exchange rates, transport capacity and costs and other factors relating to foreign trade and the inability to access suitable merchandise on acceptable terms could adversely impact our results of operations.

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

Our future growth and profitability depend in part on our ability to add new stores. Current and projected future economic conditions have caused us to moderate the number of new stores that we plan to open in the near term and have made it difficult for third-party developers to obtain financing. These factors could negatively impact our future anticipated store openings. Furthermore, although we have conducted strategic market research, including reviewing demographic and regional economic trends, prior to making a decision to enter into a particular market, we cannot be certain that our entry into a particular market will prove successful. The failure to expand by successfully opening new stores, or the failure of a significant number of these stores to perform as planned, could have an adverse impact on our future growth, profitability and cash flows.

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

Our business is subject to a wide array of laws and regulations. While our management believes that our associate relations are good, significant legislative changes that impact our relationship with our associates could increase our expenses and adversely affect our results of operations. Examples of possible legislative changes impacting our relationship with our associates include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, if we fail to comply with applicable laws and regulations we could be subject to legal risk, including government enforcement action and class action civil litigation. Changes in the regulatory environment regarding other topics such as privacy and information security, product safety or environmental protection, including regulations in response to concerns regarding climate change, among others, could also cause our expenses to increase and adversely affect our results of operations.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

At January 30, 2010, we operated 1,108 department stores throughout the continental United States, Alaska and Puerto Rico, of which 416 were owned, including 119 stores located on ground leases. The following table lists the number of stores operating by state as of January 30, 2010:

Alabama	21		Maine	6	Oklahoma	19
Alaska	1		Maryland	17	Oregon	14
Arizona	23		Massachusetts	13	Pennsylvania	41
Arkansas	16		Michigan	44	Rhode Island	3
California	80		Minnesota	26	South Carolina	18
Colorado	22		Mississippi	18	South Dakota	8
Connecticut	10		Missouri	26	Tennessee	26
Delaware	3		Montana	9	Texas	93
Florida	60		Nebraska	12	Utah	9
Georgia	31		Nevada	7	Vermont	6
Idaho	9		New Hampshire	10	Virginia	28
Illinois	42		New Jersey	17	Washington	23
Indiana	30		New Mexico	10	West Virginia	9
Iowa	20		New York	43	Wisconsin	26
Kansas	18		North Carolina	36	Wyoming	5
Kentucky	22		North Dakota	8	Puerto Rico	7
Louisiana	16		Ohio	47

Total square feet	111.7	million

At January 30, 2010 our distribution network included 13 merchandise distribution centers, five regional warehouses and four direct fulfillment centers as indicated in the following table:

Facility / Location	Leased/Owned	Square Footage (in thousands)
Merchandise Distribution Centers
Breinigsville, Pennsylvania	Leased	504
Forest Park, Georgia	Owned	530
Buena Park, California	Owned	543
Cedar Hill, Texas	Leased	433
Columbus, Ohio	Owned	386
Plainfield, Indiana	Leased	436
Lakeland, Florida	Leased	360
Lenexa, Kansas	Owned	322
Manchester, Connecticut	Owned	390
Wauwatosa, Wisconsin	Owned	507
Spanish Fork, Utah	Leased	400
Statesville, North Carolina	Owned	313
Sumner, Washington	Leased	350

Total Merchandise Distribution Centers		5,474

Regional Warehouses
Haslet, Texas	Owned	1,063
Forest Park, Georgia	Owned	427
Buena Park, California	Owned	146
Lathrop, California	Leased	436
Statesville, North Carolina	Owned	131

Total Regional Warehouses		2,203

Direct (Internet/catalog) Fulfillment Centers
Columbus, Ohio	Owned	1,516
Lenexa, Kansas	Owned	1,622
Manchester, Connecticut	Owned	1,666
Reno, Nevada	Owned	1,660

Total Direct Fulfillment Centers		6,464

Total Distribution Network		14,141

We also operated 19 Direct outlet stores totaling approximately 2.0 million square feet, of which we own four. Furthermore, we own our home office facility in Plano, Texas, and approximately 240 acres of property adjacent to the facility.

Item 3.    Legal Proceedings.

The Company has no material proceedings pending against it.

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 22, 2010 was 33,335. In addition to common stock, we have authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at January 30, 2010.

The table below sets forth the quoted high and low market prices of our common stock on the NYSE for each quarterly period indicated, the quarter-end closing market price of our common stock, as well as the quarterly cash dividends declared per share of common stock:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Per share:	2009	2008	2009	2008	2009	2008	2009	2008
Dividend	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20

Market price:
High	$31.17	$51.42	$32.89	$46.56	$37.21	$44.20	$33.81	$24.22
Low	$13.71	$35.00	$24.56	$27.65	$28.65	$18.03	$24.18	$13.95
Close	$31.00	$45.18	$30.15	$30.20	$33.13	$23.92	$24.83	$16.75

Our Board of Directors (Board) reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity and cash flow projections, as well as competitive factors. On March 25, 2010, the Board declared a quarterly dividend of $0.20 per share to be paid on May 3, 2010.

Additional information relating to the common stock and preferred stock is included in this Annual Report on Form 10-K on the Consolidated Statements of Stockholders’ Equity and in Note 12 to the consolidated financial statements.

Issuer Purchases of Securities

The table below sets forth information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarter ended January 30, 2010:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Nov. 1, 2009 through Dec. 5, 2009	11,708	(1)	$29.11	-	$-
Dec. 6, 2009 through Jan. 2, 2010	-		$-	-	$-
Jan. 3, 2010 through Jan. 30, 2010	-		$-	-	$-

Total	11,708			-

(1) Shares withheld to cover tax-withholding requirements relating to the vesting of restricted stock awarded under the Company’s equity compensation plans.

Five-Year Total Stockholder Return Comparison

The following presentation compares JCPenney’s cumulative stockholder returns for the past five fiscal years with the returns of the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores over the same period. A list of these companies follows the graph below. The graph assumes $100 invested at the closing price of our common stock on the NYSE and each index as of the last trading day of our fiscal year 2004 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day of each fiscal year. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	2004	2005	2006	2007	2008	2009
JCPenney	$100	$136	$205	$120	$43	$65
S&P 500	100	112	128	126	76	102
S&P Department Stores	100	117	168	107	51	85

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6.    Selected Financial Data.

FIVE-YEAR FINANCIAL SUMMARY (UNAUDITED)

(in millions, except per share data)	2009	2008	2007		2006		2005
Results for the year
Total net sales	$17,556	$18,486	$19,860		$19,903		$18,781
Sales percent (decrease)/increase:
Total net sales	(5.0)%	(6.9)%	(0.2	)%(1)	6.0	%(1)	3.8%
Comparable store sales(2)	(6.3)%	(8.5)%	0.0%		4.9%		4.2%
Gross margin	6,910	6,915	7,671		7,825		7,191
Selling, general and administrative (SG&A) expenses	5,382	5,395	5,402		5,470	(3)	5,115
Pension expense/(income)	337	(90)	(45)		51		112
Depreciation and amortization expenses	495	469	426		389		372
Operating income	663	1,135	1,888		1,922		1,631
Adjusted operating income (non-GAAP)(4)	961	1,002	1,791		1,931		1,701
Income from continuing operations	249	567	1,105		1,134		977
Adjusted income from continuing operations (non-GAAP)(4)	433	484	1,043		1,140		1,024
Ratios as a percent of sales:
Gross margin	39.4%	37.4%	38.6%		39.3%		38.3%
SG&A expenses	30.7%	29.2%	27.2%		27.5%		27.2%
Total operating expenses	35.6%	31.3%	29.1%		29.6%		29.6%
Operating income	3.8%	6.1%	9.5%		9.7%		8.7%
Adjusted operating income (non-GAAP)(4)	5.5%	5.4%	9.0%		9.7%		9.1%
Return on beginning stockholders’ equity from continuing operations	6.0%	10.7%	25.8%		28.3%		20.1%
Adjusted return on beginning stockholders’ equity from continuing operations (non-GAAP)(4)	10.4%	9.1%	24.3%		28.5%		21.1%
Adjusted return on beginning invested capital from continuing operations (non-GAAP)(4)	7.8%	7.1%	15.7%		17.5%		13.8%

Per common share
Income from continuing operations, diluted	$1.07	$2.54	$4.90		$4.88		$3.83
Adjusted income from continuing operations, diluted (non-GAAP)(4)	1.86	2.17	4.63		4.91		4.01
Dividends declared	0.80	0.80	0.80		0.72		0.50
Stockholders’ equity	20.25	18.70	23.95		19.02		17.21

Financial position and cash flow
Total assets	$12,581	$12,011	$14,309		$12,673		$12,461
Merchandise inventory	3,024	3,259	3,641		3,400		3,210
Property and equipment, net	5,357	5,367	4,959		4,162		3,748
Long-term debt, including current maturities	3,392	3,505	3,708		3,444		3,465
Stockholders’ equity	4,778	4,155	5,312		4,288		4,007
Cash flow from operating activities of continuing operations	1,576	1,155	1,249		1,258		1,339
Free cash flow (non-GAAP)(4)	806	21	(142)		353		704
Capital expenditures	600	969	1,243		772		535
Dividends paid, common	183	178	174		153		131

Other
Common shares outstanding at year end	236	222	222		226		233
Weighted-average diluted common shares	233	223	225		232		255

(1) Includes the effect of the 53rd week in 2006. Excluding sales of $254 million for the 53rd week in 2006, total net sales increased 1.1% in 2007 and 4.6% in 2006.

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

(4) See Non-GAAP Financial Measures on the following page for additional information and reconciliation to the most directly comparable GAAP financial measure.

FIVE-YEAR OPERATIONS SUMMARY (UNAUDITED)

	2009	2008	2007	2006	2005
Number of JCPenney department stores:

Beginning of year	1,093	1,067	1,033	1,019	1,017
Openings	17	35	50	28	18
Closings(1)	(2)	(9)	(16)	(14)	(16)

End of year	1,108	1,093	1,067	1,033	1,019

Gross selling space (square feet in millions)	111.7	109.9	106.6	103.1	101.4
Sales per gross square foot(2)	$149	$160	$177	$176	$167
Sales per net selling square foot(2)	$206	$223	$248	$248	$236

Direct third-party merchants, outlet stores and other(3)	374	345	358	417	448

(1) Includes relocations of 1, 7, 15, 10, and 11, respectively.

(2) Calculation includes the sales and square footage of department stores that were open for the full fiscal year and sales for jcp.com. The 2006 calculations exclude sales of the 53rd week.

(3) In addition to these Direct sales facilities, we have Direct desks in substantially all of our department stores.

NON-GAAP FINANCIAL MEASURES

We report our financial information in accordance with generally accepted accounting principles in the United States (GAAP). However, we present certain financial measures and ratios identified as non-GAAP under the rules of the Securities and Exchange Commission (SEC) to assess our results. We believe the presentation of these non-GAAP financial measures and ratios is useful in order to better understand our financial performance, as well as facilitate the comparison of our results to the results of our peer companies. It is important to view non-GAAP financial measures in addition to, rather than as a substitute for, those measures and ratios prepared in accordance with GAAP. We have provided reconciliations of the most directly comparable GAAP measures to our non-GAAP financial measures presented.

Non-GAAP Measures Excluding Non-Cash Primary Pension Plan Expense/(Income)

Five of our six non-GAAP financial measures are presented to exclude, or adjust for, the impact of our primary pension plan expense/(income). Unlike other operating expenses, primary pension plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility. We believe it is useful for investors to understand the impact of the non-cash primary pension plan on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income; (2) adjusted income from continuing operations; (3) adjusted diluted earnings per share (EPS) from continuing operations; (4) adjusted return on beginning stockholders’ equity from continuing operations; and (5) adjusted return on beginning invested capital from continuing operations.

Adjusted Operating Income. The following table reconciles operating income, the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure:

($ in millions)	2009	2008	2007	2006	2005
Operating income (GAAP)	$663	$1,135	$1,888	$1,922	$1,631

As a percent of sales	3.8%	6.1%	9.5%	9.7%	8.7%
Add/(deduct): primary pension plan expense/(income)	298	(133)	(97)	9	70

Adjusted operating income (non-GAAP)	$961	$1,002	$1,791	$1,931	$1,701

As a percent of sales	5.5%	5.4%	9.0%	9.7%	9.1%

Adjusted Income and Diluted EPS from Continuing Operations. The following table reconciles income and diluted EPS from continuing operations, the most directly comparable GAAP financial measures, to adjusted income and diluted EPS from continuing operations, non-GAAP financial measures:

($ in millions, except per share data)	2009	2008	2007	2006	2005
Income from continuing operations (GAAP)	$249	$567	$1,105	$1,134	$977
Diluted EPS from continuing operations (GAAP)	$1.07	$2.54	$4.90	$4.88	$3.83
Add/(deduct): primary pension plan expense/(income), net of tax	184	(83)	(62)	6	47

Adjusted income from continuing operations (non-GAAP)	$433	$484	$1,043	$1,140	$1,024

Adjusted diluted EPS from continuing operations (non-GAAP)	$1.86	$2.17	$4.63	$4.91	$4.01

Adjusted Return on Beginning Stockholders’ Equity from Continuing Operations. The following table reconciles return on beginning stockholders’ equity from continuing operations, the most directly comparable GAAP financial measure, to adjusted return on beginning stockholders’ equity from continuing operations, a non-GAAP financial measure:

($ in millions)	2009	2008	2007	2006	2005
Stockholders’ equity at beginning of year	$4,155	$5,312	$4,288	$4,007	$4,856

Income from continuing operations (GAAP)	$249	$567	$1,105	$1,134	$977

Return on beginning stockholders’ equity from continuing operations (GAAP)(1)	6.0%	10.7%	25.8%	28.3%	20.1%

Add/(deduct): primary pension plan expense/(income), net of tax	184	(83)	(62)	6	47

Adjusted income from continuing operations (non-GAAP)	$433	$484	$1,043	$1,140	$1,024

Adjusted return on beginning stockholders’ equity from continuing operations (non-GAAP)(2)	10.4%	9.1%	24.3%	28.5%	21.1%

(1) Beginning stockholders’ equity divided by income from continuing operations (GAAP).

(2) Beginning stockholders’ equity divided by adjusted income from continuing operations (non-GAAP).

Adjusted Return on Beginning Invested Capital from Continuing Operations. The following table reflects the calculation of adjusted return on beginning invested capital from continuing operations, a non-GAAP financial measure:

($ in millions)	2009	2008	2007	2006	2005
Stockholders’ equity at beginning of year	$4,155	$5,312	$4,288	$4,007	$4,856
Long-term debt, including current maturities at beginning of year	3,505	3,708	3,444	3,465	3,923

Total beginning invested capital (GAAP)	$7,660	$9,020	$7,732	$7,472	$8,779

Income from continuing operations (GAAP)	$249	$567	$1,105	$1,134	$977
Add/(deduct):
Gross interest expense, net of tax	163	160	171	168	190
Primary pension plan expense/(income), net of tax	184	(83)	(62)	6	47

Adjusted NOPAT (non-GAAP)(1)	$596	$644	$1,214	$1,308	$1,214

Adjusted return on beginning invested capital from continuing operations (non-GAAP)(2)	7.8%	7.1%	15.7%	17.5%	13.8%

(1) Adjusted net operating profit after taxes (adjusted NOPAT) is defined as income from continuing operations excluding non-cash primary pension plan expense/(income) and the cost of debt financing as well as the related tax impact.

(2) Total beginning invested capital divided by adjusted NOPAT.

Free Cash Flow

We define free cash flow as cash flow from operating activities of continuing operations less capital expenditures and dividends paid, plus proceeds from the sale of assets. Free cash flow is considered a non-GAAP financial measure under the rules of the SEC. We believe that free cash flow is a relevant indicator of our ability to repay maturing debt, revise our dividend policy or fund other uses of capital that we believe will enhance stockholder value. Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities and other obligations or payments made for business acquisitions. Therefore, we believe it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles cash flow from operating activities of continuing operations, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

($ in millions)	2009	2008	2007	2006	2005
Cash flow from operating activities of continuing operations (GAAP)	$1,576	$1,155	$1,249	$1,258	$1,339
Less:
Capital expenditures	(600)	(969)	(1,243)	(772)	(535)
Dividends paid, common stock	(183)	(178)	(174)	(153)	(131)
Plus:
Proceeds from sale of assets	13	13	26	20	31

Free cash flow (non-GAAP)	$806	$21	$(142)	$353	$704

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion, which presents our results, should be read in conjunction with the accompanying consolidated financial statements and notes thereto, along with the unaudited Five-Year Financial and Operations Summaries, the risk factors and the cautionary statement regarding forward-looking information. Unless otherwise indicated, this Management’s Discussion and Analysis (MD&A) relates only to results from continuing operations, all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Financial Reporting

We remain committed to continuously improving the transparency of our financial reporting by providing stockholders with informative financial disclosures and presenting a clear and balanced view of our financial position and operating results. We continue to employ a reporting matrix that requires written certifications on a quarterly basis from a cross-disciplined team of approximately 20 senior members of our management team who have responsibility for preparing, verifying and reporting corporate results.

For this Annual Report on Form 10-K, we enhanced our financial reporting as follows:

•

We provided additional non-GAAP financial measures excluding the non-cash impact of our primary pension plan to enable investors to more clearly assess our results of operations and allow for better comparability with other retailers. These non-GAAP financial measures, including their limitations, are defined and discussed in Item 6, Selected Financial Data, and they are used throughout this MD&A.

•	We added a table in the sales discussion of MD&A to provide the components of the change in sales from the prior year.
•	We expanded the information in Item 2, Properties, in Part I regarding the locations and square footage of our merchandise distribution centers, regional warehouses and Direct fulfillment centers.
•

We changed our method of accounting for inventory from last-in, first-out (LIFO) to first-in, first-out (FIFO) to better reflect the results our operations. This change resulted in a $2 million credit to gross margin in 2009 and is discussed in Note 1 to the consolidated financial statements.

•

We provided disclosures about the fair value of investments comprising our primary pension plan assets, as well as non-financial assets measured at fair value on a nonrecurring basis, as required by new fair value disclosure rules.

•	We replaced technical accounting references with “plain English” descriptions of the basic rules to enhance the readability of the report.

Consistent with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to report on the effectiveness of our internal control over financial reporting each fiscal year. In relation to these requirements, our external auditors expressed an unqualified opinion regarding the effective operation of our internal control over financial reporting.

Executive Overview

Beginning in late 2007, the economy entered a period of weak economic growth. This continued into 2008 and the financial market crisis precipitated a series of events that generated conditions more severe than any experienced in many decades. The characteristics of the financial crisis were unique, in part due to the complex structure of mortgage-backed and related securities that were at the epicenter of the financial market turmoil. A steep housing correction, along with downward valuations of mortgage-backed and related securities, combined to foster a crisis in confidence. Although several other factors contributed to the economic and financial conditions, the influence of these financial developments, particularly with respect to housing and consumer credit, directly impacted our customer.

While the economic outlook is improving, it is rebounding from a very low base with a range of possible outcomes due to the uncertain financial market environment and dependence upon ongoing policy responses. The retail sector appears to be improving, although recovery remains fragile due to continuing tightness in the credit markets and weak labor markets. Although the housing market is stabilizing, challenges remain due to rising foreclosure rates and excess housing inventories. Going into the year, we factored the economic environment into our plan for 2009. We planned our business for a tough economic environment, and saw 2009 as an opportunity to strengthen our business by improving our fashion offerings and significantly improving many aspects of our operations in order to put in place a strong foundation for the future. Our discipline in controlling costs and managing inventory produced better-than-expected results for JCPenney.

2009 Highlights

•	EPS from continuing operations was $1.07 and was up significantly from our plan of $0.20.
•	Gross margin as a percentage of sales, at 39.4%, exceeded the previous peak reached in 2006 and was 200 basis points better than last year.
•	Free cash flow improved by $785 million during the year, and we ended the year with $3 billion of cash and cash equivalents.
•	SG&A expenses were 0.2% lower than last year, despite having a larger store base.
•	We further improved the funded status of our primary pension plan by voluntarily contributing approximately 13.4 million shares of JCPenney common stock valued at $340 million.
•	We opened 17 new stores, including our first-ever store in Manhattan. In addition, we opened 64 Sephora inside JCPenney locations to bring our total to 155 locations.
•

We launched several new brands, such as ALLEN B.® by Allen Schwartz and I “Heart” Ronson™ and further strengthened and improved assortments of some of our private and exclusive brands, including a.n.a®, Worthington® and St. John’s Bay®, as well as American Living®, which experienced better sales and gross margin.

•

We entered into an agreement with Liz Claiborne, Inc. to make JCPenney the exclusive department store retailer for Liz Claiborne branded merchandise, other than footwear and beauty products, starting in fall 2010.

•	We announced the launch of OlsenboyeTM, an exclusive new juniors brand created by Dualstar Entertainment Group founders and designers Mary-Kate Olsen and Ashley Olsen.
•

We announced our plan to launch MNG by Mango®, a “fast fashion” brand that will bring European runway design at affordable prices to our stores. We will launch in the fall of 2010 in jcp.com and in approximately 80 stores, with plans to expand to a total of 600 stores by the end of 2011.

•	We were ranked number one in customer service among department stores in the annual independent American Express/National Retail Federation (NRF) Foundation 2009 Customer Service Survey.

Current Developments

•	On March 1, 2010, we repaid at maturity the remaining $393 million outstanding principal amount of JCP’s 8.0% Notes due 2010.
•

Also in March, our Board of Directors (Board) declared a quarterly dividend of $0.20 per share to be paid to stockholders on May 3, 2010. The dividend rate remains unchanged from our previous quarterly dividend payment.

•

We launched our spring marketing campaign in March 2010. The campaign, entitled, “New look. New day. Who knew.TM”, focuses on helping customers discover the higher level of fashion in our merchandise assortments. We kicked off the campaign with commercials at the 2010 Academy Awards.

•

Cindy Crawford’s newest collaboration with us, One KissTM by Cindy Crawford®, is being introduced in April 2010. This new brand reflects how we are answering the growing demand for fashionable fine jewelry that can be worn every day.

Results of Operations

Three-Year Comparison of Operating Performance

(in millions, except EPS)	2009	2008	2007
Total net sales	$17,556	$18,486	$19,860
Percent (decrease) from prior year	(5.0)%	(6.9)%	(0.2	)%(1)
Comparable store sales (decrease)/increase(2)	(6.3)%	(8.5)%	0.0%

Gross margin	6,910	6,915	7,671
Operating expenses:
Selling, general and administrative (SG&A)	5,382	5,395	5,402
Pension expense/(income)	337	(90)	(45)
Depreciation and amortization	495	469	426
Pre-opening	28	31	46
Real estate and other, net	5	(25)	(46)

Total operating expenses	6,247	5,780	5,783

Operating income	663	1,135	1,888
As a percent of sales	3.8%	6.1%	9.5%
Adjusted operating income (non-GAAP)(3)	961	1,002	1,791
As a percent of sales	5.5%	5.4%	9.0%
Net interest expense	260	225	153
Bond premiums and unamortized costs	-	-	12

Income from continuing operations before income taxes	403	910	1,723
Income tax expense	154	343	618

Income from continuing operations	$249	$567	$1,105
Adjusted income from continuing operations (non-GAAP)(3)	$433	$484	$1,043

Diluted EPS from continuing operations	$1.07	$2.54	$4.90
Adjusted diluted EPS from continuing operations (non-GAAP)(3)	$1.86	$2.17	$4.63
Average shares used for diluted EPS	233	223	225

(1) Includes the effect of the 53rd week in 2006. Excluding sales of $254 million for the 53rd week in 2006, total net sales increased 1.1% for 2007.

(2) Comparable store sales are presented on a 52-week basis and include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and online sales through jcp.com. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations.

(3) See Item 6, Selected Financial Data, for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Income from continuing operations was $249 million, or $1.07 per share, in 2009 compared to $567 million, or $2.54 per share, in 2008 and $1,105 million, or $4.90 per share, in 2007. The year-over-year decline in results reflects the economic downturn as well as the significant increase in non-cash primary pension plan expense. Excluding the non-cash impact of our primary pension plan, adjusted income from continuing operations (non-GAAP) was $433 million, or $1.86 per share, in 2009 compared with $484 million, or $2.17 per share, in 2008 and $1,043 million, or $4.63 per share, in 2007. Earnings for 2009 were better than our initial expectations and benefited significantly from our gross margin improvement that reflected the success of our strategy to sell a greater portion of merchandise at regular promotional prices and less at clearance prices. Average shares used for the computation of diluted EPS increased from last year as a result of our contribution of approximately 13.4 million newly issued shares of common stock to the primary pension plan.

Results for 2008 were impacted by pressure on gross margins in a highly promotional selling environment, particularly during the holiday season. Gross margin declined both in dollars and as a percentage of sales from the pressure of declining sales levels that resulted from the slowdown in consumer spending. The impact on operating income from lower gross margin was somewhat mitigated by effective control over operating expenses, despite incremental expenses related to new store openings. In 2007, results were impacted by gross margin pressure from the onset of the economic downturn that began in the second half of the year. The 2007 results benefited from tax credits of $38 million, or $0.17 per share, due to the release of income tax reserves resulting from the favorable resolution of prior year tax matters.

2009 Compared to 2008

Total Net Sales

Our year-to-year change in total net sales is comprised of sales of stores opened in both years as well as online sales from jcp.com, referred to as comparable store sales, and sales from new stores net of closings and relocations, including catalog print media and outlet store sales, referred to as non-comparable store sales. We consider comparable store sales to be a key indicator of our current performance measuring the growth in sales and sales productivity of existing stores. Positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to de-leveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow.

($ in millions)	2009	2008
Total net sales	$17,556	$18,486

Sales percent (decrease)
Total net sales	(5.0)%	(6.9)%
Comparable store sales	(6.3)%	(8.5)%
Sales per gross square foot(1)	$149	$160

(1) Calculation includes the sales of stores that were open for the full fiscal year, as well as online sales through jcp.com.

Total net sales declined $930 million in 2009 compared to 2008. The following table provides the components of the net sales decline:

($ in millions)	2009
Comparable store sales decline	$(1,085)
Sales of new stores	342
Sales of closed stores	(34)
Sales decline through catalog print media and outlet stores	(153)

2009 total net sales decline	$(930)

In 2009, comparable store sales decreased 6.3% as a result of continued weak consumer spending combined with our strategy to reduce clearance selling and unprofitable discounting by choosing not to anniversary promotions that negatively impacted operating profit. Sales of non-comparable stores opened in 2009 and 2008, net of closings, added $308 million. In 2009, we opened 15 net new stores (17 stores, net of 2 closings and relocations) and in 2008 we opened 26 net new stores (35 stores, net of 9 closings and relocations). As expected, catalog print media and outlet store sales declined in the year and reflected the continued shift in sales from print media to jcp.com. We anticipate this trend will continue in 2010 as we move forward with our previously announced strategy to eliminate our “big book” catalogs. All components combined, total net sales declined 5.0% in 2009, with approximately half of the decrease attributable to lower sales of clearance merchandise.

JCPenney mall traffic was down approximately 4% for the year but exceeded overall mall traffic trends by 40 basis points. JCPenney off-mall traffic was also down compared to last year but had stronger traffic trends than our mall stores. While our average unit retail increased slightly as a result of more merchandise sold at regular promotional prices, the number of transactions and the number of units sold declined as inventory levels were tightly managed in the difficult economic climate.

Geographically, the southwest and central regions were the best performing regions for the year, while the southeast and northwest regions were the weakest performing. Sales for jcp.com increased 3.4% in the fourth quarter and ended the year with approximately $1.5 billion of sales, essentially flat with 2008. While sales in all merchandise categories declined versus last year, our best performing categories were shoes, in particular athletic footwear, and women’s apparel. Fine jewelry and home experienced the weakest performance for the year. Private and exclusive brands found only at JCPenney continue to grow and as a percent of total merchandise sales were 54% in 2009 and 52% in 2008.

Total Net Sales Mix

The following percentages represent the mix of total net sales:

	2009	2008
Women’s apparel	24%	24%
Home	19%	20%
Men’s apparel and accessories	19%	19%
Children’s apparel	11%	11%
Women’s accessories, including Sephora	11%	10%
Family footwear	7%	6%
Fine jewelry	4%	5%
Services and other	5%	5%

	100%	100%

During the year, we opened 64 Sephora inside JCPenney locations, bringing us to our 2009 goal of 155 locations compared to 91 at the end of 2008. Sephora continues to perform above plan, attracting younger, more affluent customers to our stores. We plan to open an additional 75 Sephora inside JCPenney locations in 2010.

Merchandise Initiatives

During 2009, we continued to enhance the customer shopping experience both in our stores and on jcp.com by offering our customers compelling new merchandise with a combination of style, quality and smart prices. In the spring, we introduced exciting and exclusive designer brands for women, ALLEN B. by Allen Schwartz and I “Heart” Ronson by Charlotte Ronson.

In July, in time for the Back-to-School shopping season, we launched three new surf and skate-inspired brands for young men: RS By Sheckler™, Rusty® surf apparel and Third Rail,™ a Zoo York Production, catering to the action sports lifestyle.

In September 2009, we launched Cindy Crawford Style™, a new brand of home furnishings and accessories exclusive to JCPenney. The collection includes bedding, window coverings, bath, decorative accessories, table top, area rugs, lighting and wall décor. Furniture is also available in select markets.

Also in September, we launched JOE Joseph Abboud®, a comprehensive collection of men’s sportswear, shirts, ties, tailored clothing, outerwear and footwear. JOE Joseph Abboud – owned by JA Apparel Corp., owners of global lifestyle brand Joseph Abboud – creates a “neo-traditional” lifestyle category in Men’s that caters to customers seeking designer casual, business casual and dressy attire at affordable prices. In addition, we launched she said™, a contemporary, private-label career sportswear brand focused on the professional career woman.

In October 2009, we entered into an agreement with Liz Claiborne, Inc. to make JCPenney the exclusive department store retailer for Liz Claiborne branded merchandise, other than footwear and beauty products, starting in fall 2010. Following the complete roll-out of the Liz Claiborne and Claiborne for Men brands, JCPenney will carry a full lifestyle collection in more than 30 merchandise categories. Our customer research shows that the Liz Claiborne brand is one of the most recognized and purchased brands in women’s apparel, with exceptional customer loyalty.

In November, we launched a preview collection of Olsenboye, an exclusive new juniors brand created by Dualstar Entertainment Group founders and designers Mary-Kate Olsen and Ashley Olsen. The preview collection was available for a limited time on jcp.com and in select JCPenney stores. The full launch is in spring 2010.

Also in November, we announced plans to become Mango’s exclusive department store retailer in the United States for the “MNG by Mango” brand. Mango, with more than 1,300 stores in 94 countries, is known for rapidly delivering European runway fashion at affordable prices. MNG by Mango is expected to become our largest contemporary brand and it will bring a representation of Mango fashion to JCPenney and will expand the brand’s presence in the United States. MNG by Mango will launch in fall 2010 on jcp.com and in approximately 80 stores, with plans to expand to a total of 600 stores by the end of 2011.

Marketing Initiatives

In February 2009, we launched our spring marketing campaign showcasing our compelling selection of affordable, exclusive designer brands. The campaign kicked off with commercials at the 2009 Academy Awards featuring several authentic designers from our portfolio, including nicole® by Nicole Miller, Bisou Bisou® by Michele Bohbot, ALLEN B. by Allen Schwartz, Fabulosity™ by Kimora Lee Simmons and I “Heart” Ronson by Charlotte Ronson. Our spring campaign reflected our efforts to deliver brands that inspire and enable customers to have exceptional style and quality at affordable prices. We also launched an interactive, fully-integrated virtual runway shop on jcp.com featuring some of our exclusive designers.

Our fully integrated two-year sponsorship of the “Rascal Flatts American Living Unstoppable Tour” presented by JCPenney kicked off in June 2009. The tour, which hits about 60 cities across the nation each year, promoted American Living during 2009, our affordable, all-American lifestyle brand developed exclusively for our customers by Polo Ralph Lauren’s Global Brand Concepts with offerings across nearly 40 merchandise categories.

In July 2009, we launched our Back-to-School marketing campaign, “Schooled in Style—Smart Looks for LessTM”, that included digital, social, mobile and traditional media with special events and promotions to support the merchandise in our portfolio of exclusive and private brands.

In keeping pace with our consumers’ changing media habits and their continued migration to online versus catalog shopping, in November 2009, we announced our plans to discontinue publishing our twice-yearly “big book” catalogs. Instead, we will invest those resources in continued target growth initiatives on jcp.com, ongoing leading-edge social media services and a range of customized, more timely specialty catalogs. This redirection also aligns with our ongoing commitment to promote the sustainability of forests and to operate in a socially responsible manner. We expect a year-over-year reduction of 25% to 30% in paper use for catalogs in 2010, continuing our four-year trend of declining paper consumption.

Customer Service

In January 2010, the American Express/NRF Foundation 2009 Customer Service Survey ranked JCPenney first in customer service among department store retailers for the second year in a row. The positive results reflect the efforts made by our CustomerFIRST initiatives launched Company-wide in 2008.

Gross Margin

Gross margin is a measure of profitability of a retail company at the most fundamental level of buying and selling merchandise and measures a company’s ability to effectively manage the total costs of sourcing and allocating merchandise against the corresponding retail pricing designed to offer quality merchandise at smart prices. Gross margins not only cover marketing, selling and other operating expenses, but also must include a profit element to reinvest back into the business. Gross margin is the difference between total net sales and cost of the goods sold and is typically expressed as a percentage of total net sales. The cost of goods sold includes all direct costs of bringing merchandise to its final selling destination. These costs include:

•    cost of the merchandise (net of discounts or allowances earned)

•    freight

•    warehousing

•    sourcing and procurement

•    buying and brand development costs, including buyers’ salaries and related expenses

• merchandise examination • inspection and testing • merchandise distribution center expenses • shipping and handling costs incurred related to Direct sales to customers

($ in millions)	2009	2008
Gross margin	$6,910	$6,915

As a percent of sales	39.4%	37.4%

Gross margin increased 200 basis points to 39.4% of sales in 2009 and exceeded our previous historical high annual gross margin rate. On a dollar basis, gross margin declined only $5 million, or 0.1%, to $6,910 million, despite the $930 million, or 5.0%, decline in total net sales for the year. The gross margin rate improved significantly as we effectively controlled inventory and planned for lower sales levels with reductions in both clearance selling and unprofitable discounting. In addition, sourcing costs were slightly lower for the year.

In 2009, we elected to change our method of valuing inventory to the FIFO method from the LIFO method. The effect of the change was immaterial to our results with an increase to gross margin of approximately $2 million. See Note 1 to our consolidated financial statements for further information.

Selling, General and Administrative (SG&A) Expenses

The following costs are included in SG&A expenses, except if related to merchandise buying, sourcing, warehousing or distribution activities:

• salaries • marketing • occupancy and rent • utilities and maintenance • information technology	• administrative costs related to our home office, district and regional operations • credit card fees • real, personal property and other taxes (excluding income taxes)

($ in millions)	2009	2008
SG&A expenses	$5,382	$5,395

As a percent of sales	30.7%	29.2%

SG&A expenses declined $13 million to $5,382 million compared to $5,395 million in 2008. However, due to lower sales in 2009, SG&A expenses were not leveraged and increased 150 basis points to 30.7% as a percent of sales compared to 29.2% in 2008. Marketing costs declined $147 million, or 50 basis points as a percent of sales, compared to last year, as we realigned advertising resources to better leverage media to reach our customers, which led to discontinuing certain unprofitable promotions and reducing catalog book costs as planned by reducing total page count and books circulated. Our SG&A expenses also benefited this year from the $11 million final distribution of the Visa Check/MasterMoney Antitrust Litigation settlement. Offsetting the decline in expenses were higher incentive compensation accruals covering approximately 7,500 associates due to better-than-planned sales and operating income as well as a special recognition bonus program for over 100,000 mostly store-based hourly associates, which in the aggregate increased SG&A expenses about 100 basis points as a percent of sales. Additionally, other store expenses, including salaries, facility management and occupancy costs were well managed throughout the organization despite approximately $115 million of incremental costs associated with non-comparable stores; however, due to sales levels, costs were not leveraged and increased approximately 100 basis points as a percent of sales.

Pension Expense/(Income)

($ in millions)	2009	2008
Primary pension plan expense/(income)	$298	$(133)
Supplemental pension plans expense	39	43

Total pension plans expense/(income)	$337	$(90)

Total pension plan expense was $337 million in 2009 compared to total pension plan income of $90 million in 2008, and consisted mainly of the primary pension plan expense of $298 million in 2009 versus primary pension plan income of $133 million in 2008, resulting in a negative swing of $431 million, or $1.16 per share on an after-tax basis. The expense is primarily the result of the amortization of the primary pension plan’s unrealized losses due to the significant decline in plan assets in 2008. On May 18, 2009, we voluntarily contributed JCPenney common stock valued at $340 million to our primary pension plan. Along with the contribution, and to reflect updated pension assumptions relating to the pension liability, we remeasured the plan’s assets and obligations as of the date of the contribution. Based on the new measurement, the net periodic pension plan expense for 2009 was reduced by $24 million to $298 million from the original estimate of $322 million.

Based on our year-end 2009 measurement of primary pension plan assets and benefit obligations, we expect our 2010 non-cash primary pension plan expense to be approximately $221 million, or $0.57 per share.

Depreciation and Amortization Expenses

As expected with the addition of new stores and investments in renovating existing stores, depreciation and amortization expenses in 2009 increased $26 million to $495 million, or approximately 5.5%, compared to $469 million in 2008.

Pre-Opening Expense

Pre-opening expense, which includes advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rental costs prior to store opening was $28 million for 2009 compared to $31 million in 2008. We opened 17 new stores in 2009 compared to 35 in 2008. Relative to the number of stores opened, the pre-opening expenses for 2009 were significantly higher than last year primarily due to the recognition of rent expense (level rent) during the construction period associated with our Manhattan store in New York City, which opened in late July 2009.

Real Estate and Other, Net

($ in millions)	2009	2008
Real estate activities	$(34)	$(39)
Net gains from sale of real estate	(2)	(10)
Impairments and other	41	24

Total expense/(income)	$5	$(25)

Real estate and other consists primarily of ongoing operating income from our real estate subsidiaries, as well as net gains from the sale of facilities and equipment that are no longer used in our operations, other non-operating corporate charges and credits and asset impairments.

Real estate and other was a net charge of $5 million in 2009 versus income of $25 million in 2008, declining $30 million primarily as a result of higher impairment charges and lower net gains from the sale of real estate in 2009. Impairments in 2009 totaled $42 million and included seven underperforming department stores and other corporate assets. Of the seven stores, three will continue to operate in their existing locations while the remaining stores are candidates for relocation or closure. Impairments were $21 million in 2008 primarily related to a department store, a real estate joint venture and other corporate assets.

Operating Income

Operating income declined 230 basis points to 3.8% of sales in 2009 compared to 6.1% last year. Excluding the non-cash impact of the primary pension plan, adjusted operating income (non-GAAP), increased 10 basis points to 5.5% of sales compared to 5.4% in 2008.

Net Interest Expense

Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents. Net interest expense was $260 million, an increase of $35 million, or 15.6%, from $225 million in 2008. The increase in net interest expense was due primarily to a significant decline in the weighted-average annual interest rate earned on short-term investment balances to 0.1% in 2009 from 1.6% in 2008. Interest income on short-term investments was $3 million in 2009 compared to $32 million in 2008. Net interest expense for the year also reflected higher credit line fees related to our new 2009 Credit Facility, offset by lower long-term interest expense due to lower average long-term debt as a result of our debt repayment in mid-2008 and repurchases of debt in 2009.

Income Taxes

The effective income tax rate for continuing operations for 2009 was 38.2% compared with 37.7% for 2008. The tax rate increase was due to the lower level of pre-tax income as well as state audit activity and state income tax legislative changes enacted during the year.

Discontinued Operations

Discontinued operations in 2009 generated a credit of $2 million, net of $1 million of income tax expense, or $0.01 per share, compared to a credit of $5 million, or $0.03 per share, in 2008, and was primarily the result of our ongoing review and true-up of reserves related to previous discontinued operations. These previous discontinued operations are no longer expected to have a future material impact on our results of operations, financial condition or liquidity.

Income from Continuing Operations

Income from continuing operations for 2009 declined 56.1% to $249 million, or $1.07 per share, compared with $567 million, or $2.54 per share, last year. Excluding the non-cash impact of the primary pension plan, adjusted income from continuing operations (non-GAAP) decreased 10.5% to $433 million, or $1.86 per share, compared to $484 million, or $2.17 per share, for 2008.

Other Significant Events in 2009

In November 2009, we extended our private label credit card program agreement with GE Money Bank for an initial four-year term with the option for two-year renewals. The Company continues to benefit by generating sales on the card pursuant to this non-recourse program. Additionally, we will receive an annual signing bonus and may generate revenue from an application bounty program and gain share calculation. Either party may terminate the agreement upon the occurrence of certain events.

2008 Compared to 2007

Total Net Sales

($ in millions)	2008	2007
Total net sales	$18,486	$19,860

Sales percent (decrease)/increase
Total net sales	(6.9)%	(0.2)%
Comparable store sales	(8.5)%	0.0%
Sales per gross square foot(1)	$160	$177

(1) Calculation includes the sales of stores that were open for the full fiscal year as of each year end, as well as online sales through jcp.com.

Total net sales declined $1,374 million in 2008 compared to 2007. The following table provides the components of the net sales decline:

($ in millions)	2008
Comparable store sales decline	$(1,541)
Sales of new stores	617
Sales of closed stores	(183)
Sales decline through catalog print media and outlet stores	(267)

2008 total net sales decline	$(1,374)

In 2008, comparable store sales declined 8.5% as a result of a sharp slow down in consumer spending. Sales through catalog print media and outlet stores also declined, while sales of non-comparable stores opened in 2008 and 2009, net of closings, added $434 million. In 2008, we opened 26 net new stores (35 stores, net of 9 closings and relocations) and in 2007 we opened 34 net new stores (50 stores, net of 16 closings and relocations.) All components combined, total net sales decreased 6.9% in 2008 compared to 2007. Over the course of 2008, the worsening consumer spending environment resulted in reduced sales from 5.4% lower traffic in our mall stores compared to the prior year. Our off-mall traffic was also down compared to 2007 but had stronger traffic trends than our mall stores. Consistent with the difficult retail environment and the pronounced decrease in consumer spending, the number of transactions and the number of units sold declined for the year. Geographically, the best performing regions for 2008 were the central and northwest regions, while the southeast and southwest regions delivered the weakest performance. Sales of jcp.com, which are included in comparable stores sales, were essentially flat with 2007 at about $1.5 billion.

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

Private and exclusive brands found only at JCPenney increased in 2008 to approximately 52% of total merchandise sales compared to 49% in 2007.

Total Net Sales Mix

The following percentages represent the mix of total net sales:

	2008	2007
Women’s apparel	24%	23%
Home	20%	21%
Men’s apparel and accessories	19%	20%
Children’s apparel	11%	11%
Women’s accessories, including Sephora	10%	9%
Family footwear	6%	6%
Fine jewelry	5%	5%
Services and other	5%	5%

	100%	100%

In 2008, we opened 44 new Sephora inside JCPenney locations, which brought the total to 91 locations compared to 47 at the end of 2007.

Merchandise Initiatives

In February 2008, we launched American Living®, a new updated traditional lifestyle brand created exclusively for JCPenney by Polo Ralph Lauren’s Global Brand Concepts. American Living® is in the higher quality and pricing segment of our offerings across 40 merchandise categories for women, men and children, as well as shoes, accessories and home goods.

In April 2008, we launched Linden Street™, which was the most comprehensive home brand launch in our history. It is a blend of traditional and contemporary styles offering a classic, timeless design.

For the Back-to-School season, in junior’s, we launched private brand Decree®, a denim-inspired line of apparel for girls and young women, and Fabulosity™, a complete line of sportswear designed by Kimora Lee Simmons. For young men’s, we extended the exclusive American Living® brand with new denim, graphic t-shirts and jackets, and launched White Tag®, a new “urban rock” inspired national brand of premium denim and art-driven t-shirts. In addition to the new fashion brands for Back-to-School, we introduced Dorm Life™, a new private modern lifestyle brand in the home division featuring merchandise to furnish a college dorm or off-campus housing.

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

Customer Service Initiatives

During 2008, store associates participated in CustomerFIRST, a training program focused on delivering extraordinary customer service that empowers associates to exceed customers’ expectations when they shop at our stores. Results of the CustomerFIRST program were positive. Based on consumer research, customers ranked us number one when asked about customer service, sales associate availability and whether they are treated with respect by sales associates. In January 2009, the American Express/NRF Foundation 2008 Customer Service Survey placed us first in customer service among department store retailers.

Gross Margin

($ in millions)	2008	2007
Gross margin	$6,915	$7,671

As a percent of sales	37.4%	38.6%

Gross margin declined by $756 million, or 120 basis points as a percentage of sales, in 2008. The decline was a result of a decrease in unit sales, as well as a decrease in average unit retail. The lower average unit retail reflected higher markdowns from increased clearance activity in response to softer sales and to achieve desired levels of inventory.

SG&A Expenses

($ in millions)	2008	2007
SG&A expenses	$5,395	$5,402

As a percent of sales	29.2%	27.2%

SG&A expenses were well managed across the entire organization in 2008, decreasing $7 million despite the addition of 26 net new stores. In 2008, we realized the first full year of benefit from our workforce management tool that facilitates efficient staffing levels. The rollout of this tool provided a positive impact on associate productivity, as well as store payroll expense. Store salaries declined on a dollar basis, but were not leveraged against sales and increased about 40 basis points as a percent of sales. Total marketing costs were slightly under the prior year, but as a percent of sales increased 50 basis points. In addition, despite approximately $160 million of incremental costs associated with non-comparable stores, all other expenses, including store occupancy and utility expenses were well managed, but were up about 110 basis points. Total SG&A expenses as a percent of sales experienced approximately 200 basis points of de-leveraging as a result of the sales decline.

Pension (Income)/Expense

($ in millions)	2008	2007
Primary pension plan (income)	$(133)	$(97)
Supplemental pension plans expense	43	52

Total pension plans (income)	$(90)	$(45)

Total pension income doubled to $90 million in 2008 from $45 million in the prior year. The main driver of the increase was the primary pension plan income due to asset growth from strong capital market returns as measured on February 3, 2008.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in 2008 increased $43 million to $469 million, or approximately 10.1% compared to $426 million in 2007, reflecting new store openings and store renovations.

Pre-Opening Expense

During 2008, we opened 35 new stores compared to 50 in 2007. As a result, pre-opening expense decreased to $31 million from $46 million.

Real Estate and Other, Net

($ in millions)	2008	2007
Real estate activities	$(39)	$(39)
Net gains from sale of real estate	(10)	(10)
Impairments and other	24	3

Total (income)	$(25)	$(46)

Real estate and other was a net credit of $25 million in 2008, a decrease of $21 million compared to the previous year due to 2008 impairments primarily related to a department store, which continued to operate, a real estate joint venture and other corporate assets.

Operating Income

Operating income for 2008 decreased $753 million, or 340 basis points, to 6.1% of sales compared to 9.5% of sales in 2007, reflecting pressure from the weak sales environment and increased promotional levels throughout the year and holiday season. Excluding the non-cash impact of the primary pension plan income, adjusted operating income (non-GAAP), decreased $789 million, or 360 basis points, to 5.4% of sales in 2008 compared to 9.0% in the previous year.

Net Interest Expense

Net interest expense was $225 million, an increase of $72 million, or 47.1%, from $153 million in 2007. The increase in net interest expense was due primarily to a decline in the weighted-average annual interest rate earned on short-term investments to 1.6% in 2008 from 5.0% in 2007, combined with a decrease in average outstanding short-term investments. Interest income on short-term investments was $32 million in 2008 compared to $113 million in 2007.

Income Taxes

The effective income tax rate for continuing operations for 2008 was 37.7% compared with 35.9% for 2007. The 2007 effective tax rate was favorably impacted by the release of $38 million, or $0.17 per share, of income tax reserves resulting from the favorable resolution of prior year tax matters.

Income from Continuing Operations

Income from continuing operations for 2008 declined 48.7% to $567 million, or $2.54 per share, compared with $1,105 million, or $4.90 per share, in 2007. Excluding the non-cash impact of the primary pension plan, adjusted income from continuing operations (non-GAAP) decreased 53.6% to $484 million, or $2.17 per share, compared to $1,043 million, or $4.63 per share, for 2007.

Discontinued Operations

Discontinued operations in 2008 was a credit of $5 million, or $0.03 per share, compared to $6 million, or $0.03 per share, in 2007, and was primarily the result of our ongoing review and true-up of reserves related to previous discontinued operations.

Financial Condition and Liquidity

Overview

In 2009, our full-year results led to a significant improvement in our financial position. We improved our cash flow metrics and retained the flexibility to complete our Bridge Plan initiatives. Our ability to execute our Bridge Plan sustained our financial position and financial flexibility, which have enhanced our competitive position and should allow us to take advantage of future opportunities as the economic environment improves.

The foundation of our strong liquidity position is our cash and cash equivalent balances and our ability to generate positive free cash flow (non-GAAP). For 2009, we ended the year with $3.0 billion of cash and cash equivalent balances and had positive free cash flow of $806 million, an improvement of $785 million compared to 2008.

Our liquidity position is further enhanced by ending the period with a significantly increased cash-to-debt ratio over the prior year. At year-end 2009, our cash-to-debt ratio was 89%, up from 67% at year-end 2008. Subsequent to year end, we used cash on hand to retire the current maturity of $393 million of debt on March 1, 2010. Our next scheduled debt maturity of $230 million will occur in August 2012.

In addition to cash flow and cash and cash equivalent balances, which are sufficient to meet our liquidity needs, our existing credit facility provides an additional $750 million source of liquidity. Other than the issuance of trade and standby letters of credit, which totaled $134 million at year-end 2009, we have not utilized this facility nor do we expect to do so in 2010.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	2009		2008	2007
Cash and cash equivalents	$3,011		$2,352	$2,532
Merchandise inventory	3,024		3,259	3,641
Property and equipment, net	5,357		5,367	4,959

Long-term debt, including current maturities	$3,392		$3,505	$3,708
Stockholders’ equity	4,778		4,155	5,312

Total capital	$8,170		$7,660	$9,020
Additional amounts available under our credit agreements	750		1,200	1,200
Cash flow from operating activities of continuing operations	1,576	(1)	1,155	1,249	(2)
Free cash flow (non-GAAP)(3)	806	(1)	21	(142	)(2)
Capital expenditures	600		969	1,243
Dividends paid	183		178	174
Ratios and measures:
Debt-to-total capital (non-GAAP)(4)	41.5%		45.8%	41.1%
Cash-to-debt(5)	88.8%		67.1%	68.3%

(1) Included a $131 million tax benefit as a result of the contribution of common stock to the primary pension plan.

(2) Included a $110 million tax benefit that was realized in 2007 for the $300 million discretionary cash contribution made to the primary pension plan in 2006.

(3) See Item 6, Selected Financial Data, for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

(4) Long-term debt, including current maturities divided by total capital.

(5) Cash and cash equivalents divided by long-term debt, including current maturities.

Cash and Cash Equivalents

At year-end 2009, we had $3.0 billion of cash and cash equivalents, which represented 89% of our $3.4 billion of outstanding long-term debt. As of January 30, 2010, we had a current maturity of $393 million principal amount of 8% Notes due March 1, 2010. Cash and cash equivalents increased $659 million in 2009 after using $113 million to purchase long-term debt through tender offer and open market purchases. Our cash investments are held in U.S. Treasury money market funds and a portfolio of highly rated bank deposits.

In addition to cash and cash equivalents, our liquidity position includes a three-year $750 million revolving credit facility that was put in place in April 2009 (2009 Credit Agreement). Our liquidity is further enhanced by the fact that our current debt portfolio and material lease agreements contain no provisions that could trigger acceleration of payments or collateral support in the event of adverse changes in our financial condition. However, our 2007 debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101% if there was a beneficial ownership change of 50% or more of our common stock and the debt was rated non-investment grade. This provision applies to $1 billion of our debt.

Free Cash Flow (non-GAAP)

Free cash flow (non-GAAP) is defined as cash flow from operating activities of continuing operations less capital expenditures and dividends paid, plus proceeds from the sale of assets. Our 2009 free cash flow improved $785 million to $806 million compared to $21 million in 2008, primarily due to the effective execution of our Bridge Plan to control inventory levels and moderate capital expenditures.

Operating Activities of Continuing Operations

Our operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of the sales, profits and positive operating cash flows are realized. Cash requirements are highest in the third quarter as we build inventory levels in preparation for the holiday season. During 2009, our peak cash requirements declined as planned as we reduced 2009 merchandise receipts. We expect peak cash requirements to increase in 2010 for merchandise receipts, as we plan for modest sales growth, and the resulting increase in working capital requirements.

2009 cash flow from operating activities of continuing operations was $1,576 million, an increase of $421 million as compared to the prior year. The increase was primarily attributable to a decline in working capital requirements from lower levels of inventory, net of merchandise accounts payable and significantly higher accruals for incentive compensation.

Total inventory was $3,024 million at the end of 2009, down 7.2% from last year, primarily as a result of our effective inventory management in response to the challenging business environment and our conservative inventory plan based upon expected lower sales. Our 2009 inventory plan resulted in lower levels of clearance merchandise that, when combined with better inventory turns, resulted in improved margins. On a comparable store basis, inventories were down approximately 7.7% from last year, including inventory for re-launching our private brands and launching exclusive designer brands and the continued expansion of Sephora inside JCPenney. In response to the soft selling environment, we managed merchandise inventory down to desirable levels by reducing merchandise receipts. We believe that the inventory level at the end of 2009 is appropriately balanced as we plan our 2010 inventory investment to support sales growth. Inventory turns for 2009, 2008 and 2007 were 3.15, 3.06 and 3.14, respectively.

The increase in the incentive compensation accruals for 2009 resulted from better-than-planned results for both sales and operating profit and improvements in total customer satisfaction scores.

2008 cash flow from operating activities of continuing operations decreased compared to 2007 as the result of a decline in income from continuing operations impacted by the weakened consumer spending environment largely offset by effective inventory management.

Investing Activities of Continuing Operations

($ in millions)	2009	2008	2007
Net cash (used)/provided by:
Capital expenditures	$(600)	$(969)	$(1,243)
Proceeds from sale of assets	13	13	26

Investing activities	$(587)	$(956)	$(1,217)

In 2009, we had capital expenditures of $600 million, used for opening 17 new stores, 16 in our off-mall format and our store in Manhattan, 64 new Sephora inside JCPenney locations, 20 major capital improvements and 22 store refurbishments, as well as investments in technology.

In 2008, we had capital expenditures of $969 million, used for opening 35 new or relocated stores, 31 in our off-mall format, and 44 Sephora inside JCPenney locations. We also completed significant fixturing and store environment improvements in about 600 stores, as well as 24 major renovations and 90 store refurbishments.

In 2007, capital expenditures were $1,243 million, used for opening 50 new stores, 16 of which were relocations, modernizing 65 existing stores and adding 42 Sephora inside JCPenney locations.

The following provides a breakdown of capital expenditures:

($ in millions)	2009		2008	2007
New and relocated stores	$163		$460	$687
Store renewals and updates	195		322	389
Capitalized software	72		66	46
Technology and other	170	(1)	121	121

Total	$600		$969	$1,243

(1) Included $31 million for the repurchase of 12 stores that were originally part of sale-leaseback transactions.

We expect 2010 capital expenditures to be approximately $500 million and be funded with cash flow from operations and existing cash and cash equivalent balances.

Financing Activities of Continuing Operations

($ in millions)	2009	2008	2007
Net cash (used) in:
Financing activities	$(327)	$(380)	$(286)

In 2009, pursuant to our cash tender offer to purchase up to $200 million aggregate principal amount of JCP’s outstanding 8% Notes due March 1, 2010 (Notes), we accepted for purchase on May 12, 2009, $104 million principal amount of the Notes. We paid $107 million aggregate consideration, including accrued and unpaid interest, for the accepted Notes on May 13, 2009. In addition, we purchased $9 million of these Notes in the open market on July 10, 2009. There were no issuances of new debt during 2009. We paid financing costs of $32 million, which consisted of fees related to our 2009 Credit Facility and premiums on early retirement of debt from our cash tender offer.

In 2009, we maintained our quarterly dividend on common stock at $0.20 per share and returned $183 million to stockholders through dividend payments. The Board reviews the dividend policy and rate, taking into consideration our overall financial and strategic outlook, earnings, liquidity and cash flow projections, as well as competitive factors. The Board approves and declares dividends on a quarterly basis.

During 2008, cash payments on long-term debt, including capital leases, totaled $203 million and consisted primarily of the August 2008 payment at maturity of $200 million outstanding principal amount of JCP’s 7.375% Notes due 2008. During 2008, we returned $178 million to stockholders through dividend payments.

During 2007, we received $980 million in proceeds from the issuance of $1.0 billion aggregate principal amount in new senior notes, which was used in 2007 and 2008 for debt payments and general corporate purposes. Cash payments for long-term debt, including capital leases and early retirement premiums in 2007, totaled $746 million. Also during 2007, we returned to stockholders $574 million through common stock repurchases of $400 million and $174 million in dividends.

Cash Flow and Financing Outlook

In 2010, our financing strategy will continue to focus on opportunities to maintain and further strengthen our financial position, improve our credit profile and deliver value to stockholders. Our strong financial position provides continued financial flexibility and enables us to strengthen our competitive and financial position proactively when the environment improves. While we expect the economic environment to remain challenging for the consumer, our operating and capital expenditure plans have been adjusted to reflect current operating conditions, while continuing to reinvest capital into the business. Capital expenditures are planned at $500 million for the year, which includes two new department stores and 75 new Sephora inside JCPenney locations.

Other than the $393 million debt paid at maturity on March 1, 2010, we have no debt maturities until August 2012. We do not expect to borrow under our credit facility except to support ongoing letters of credit, and we will fund our capital expenditures and debt payments with operating cash flows in 2010, as well as the cash investment balances available at the beginning of the year. In accordance with our long-term financing strategy, we manage our financial position on a multi-year basis and may access the capital markets opportunistically.

2009 Credit Facility

In April 2009, the Company, JCP and J. C. Penney Purchasing Corporation entered into a three-year, $750 million revolving credit agreement (2009 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2009 Credit Facility replaced our $1.2 billion credit facility that was scheduled to expire in April 2010. The new facility may be used for general corporate purposes and the issuance of letters of credit.

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

As of January 30, 2010, we were in compliance with the required financial covenants under the 2009 Credit Facility. As of such date, our leverage ratio was 2.3 to 1, not exceeding the 4 to 1 maximum requirement; our fixed charge coverage ratio was 3.4 to 1, exceeding the required minimum of 2.25 to 1; and our asset coverage ratio was 23 to 1, exceeding the required minimum of 3 to 1.

In 2010, we do not expect to borrow under our 2009 Credit Facility other than to provide support for the issuance of letters of credit, which totaled $134 million at the end of 2009.

Credit Ratings

Our credit ratings and outlook as of March 22, 2010 were as follows:

	Long-Term Debt	Outlook
Moody’s Investors Service, Inc.	Ba1	Stable
Standard & Poor’s Ratings Services	BB	Stable
Fitch Ratings	BBB-	Stable

Rating agencies consider changes in operating performance, comparable store sales, the economic environment, conditions in the retail industry, financial leverage and changes in our business strategy in their rating decisions.

During 2009, the following credit rating actions were taken regarding our long-term debt, credit facility and liquidity:

Long-Term Debt

•	On April 1, 2009, Moody’s Investors Service, Inc. revised our long-term debt credit rating to Ba1 from Baa3 resulting from the impact on retailers from the slowdown in consumer spending.
•

On April 8, 2009, Fitch Ratings affirmed our long-term debt credit rating at investment grade of BBB-, citing our strong liquidity, which is supported by our management of inventory and capital expenditures.

•

On April 16, 2009, Standard and Poor’s Ratings Services revised our credit rating to BB from BBB- citing their deepening concern about the impact of the U.S. recession and weakening consumer confidence on the department store sector.

Credit Facility

•

On April 8, 2009, Fitch Ratings assigned a rating of BBB to our 2009 Credit Facility, reflecting the higher priority status of the facility relative to the Company’s unsecured debt securities due to the security interest in our inventory granted under the 2009 Credit Facility.

•	In early April 2009, Moody’s Investors Service, Inc. assigned a Baa1 rating to our 2009 Credit Facility.

Liquidity

•	On April 1, 2009 Moody’s Investors Service, Inc. assigned their highest liquidity rating of SGL-1 to the Company.

Contractual Obligations and Commitments

Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of January 30, 2010 is presented in the following table.

($ in millions)	Total	2010		2011	2012	2013	2014	After 5 years
Recorded contractual obligations:
Long-term debt and capital leases(1)	$3,392	$393		$-	$230	$-	$-	$2,769
Merchandise accounts payable	1,226	1,226		-	-	-	-	-
Unrecognized tax benefits(2)	165	55		-	-	-	-	110
Contributions to non-qualified supplemental retirement and postretirement medical plans(3)	261	37		34	32	24	24	110

	$5,044	$1,711		$34	$262	$24	$24	$2,989

Unrecorded contractual obligations:
Interest payments on long-term debt and capital leases	$6,045	$231	(4)	$215	$215	$194	$194	$4,996
Operating leases(5)	2,909	263		223	185	156	140	1,942
Standby and import letters of credit(6)	134	134		-	-	-	-	-
Surety bonds(7)	72	72		-	-	-	-	-
Contractual obligations(8)	602	129		107	74	58	36	198
Purchase orders(9)	2,212	2,212		-	-	-	-	-
Guarantees(10)	20	-		-	-	-	-	20

	$11,994	$3,041		$545	$474	$408	$370	$7,156

Total	$17,038	$4,752		$579	$736	$432	$394	$10,145

(1) The weighted-average maturity of long-term debt is 24 years.

(2) Represents management’s best estimate of the payments related to tax reserves for uncertain income tax positions. Based on the nature of these liabilities, the actual payments in any given year could vary significantly from these amounts. See Note 18 to the consolidated financial statements.

(3) Represents expected payments through 2019. Based on the accounting rules for retirement and postretirement benefit plans, the liabilities reflected in our Consolidated Balance Sheets differ from these estimated future payments. See Note 16 to the consolidated financial statements.

(4) Includes $88 million that is reflected in other accounts payable and accrued expenses in our Consolidated Balance Sheet at January 30, 2010. See Note 6 to the consolidated financial statements.

(5) Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured.

(6) Standby letters of credit, which totaled $124 million, are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims. The remaining $10 million are outstanding import letters of credit.

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

(10) Relates to a third-party reinsurance guarantee. See Note 19 to the consolidated financial statements.

Off-Balance Sheet Arrangements

Management considers all on- and off-balance sheet debt in evaluating our overall liquidity position and capital structure. Other than operating leases, which are included in the Contractual Obligations and Commitments table, we do not have any off-balance sheet financing. See detailed disclosure regarding operating leases and their off-balance sheet present value in Note 15 to the consolidated financial statements.

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

Common Stock

During 2007 to 2009, the number of outstanding shares of common stock changed as follows, primarily as a result of our stock contribution to the Company’s Pension Plan in 2009 and common stock repurchases in 2007:

(shares in millions)	2009	2008	2007
Outstanding at beginning of the year	222	222	226
Contribution to Company’s pension plan	13	-	-
Repurchase and retirement of common stock	-	-	(5)
Exercise of stock options and vesting of share-based payments	1	-	1

Outstanding at end of year	236	222	222

Common Stock Repurchases

As authorized by the Board in March 2007 and funded with cash proceeds from employee stock option exercises and existing cash and cash equivalent balances, we repurchased 5.1 million shares of common stock for $400 million during the second quarter of 2007. Common stock was retired on the same day it was repurchased. There are no outstanding Board authorizations to repurchase common stock.

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

Inventory Valuation under the Retail Method

Inventories are valued primarily at the lower of cost (using the FIFO method) or market, determined by the retail method for department stores, store distribution centers and regional warehouses and standard cost, representing average vendor cost, for Direct. Under the retail method, retail values are converted to a cost basis by applying specific average cost factors to groupings of merchandise. The retail method inherently requires management judgment and certain estimates that may significantly impact the ending inventory valuation at cost, as well as gross margin. Two of the most significant estimates are permanent reductions to retail prices (markdowns) used to clear unproductive or slow-moving inventory and inventory shortages (shrinkage).

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

We do not believe that the assumptions used in these estimates will change significantly based on prior experience. A 10% increase or decrease in the markdown reserve at year-end 2009 would have impacted net income by approximately $7 million. A 10% increase or decrease in the estimated inventory shrinkage reserve at year-end 2009 would have impacted net income by approximately $5 million.

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

We recognize an impairment loss in the period in which it occurs. The carrying value is adjusted to the new carrying value and any subsequent increases in fair value are not recorded. If it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset. Impairment losses totaling $42 million, $21 million and $1 million in 2009, 2008 and 2007, respectively, were recorded in the Consolidated Statement of Operations in the real estate and other, net line item. The 2009 impairment charges include primarily seven department stores and other corporate assets. While we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairments, if actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Reserves and Valuation Allowances

We are primarily self-insured for costs related to workers’ compensation and general liability claims. The liabilities represent our best estimate, using generally accepted actuarial reserving methods through which we record a provision for workers’ compensation and general liability risk based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims and projected loss development factors. These estimates are subject to the frequency, lag and severity of claims. We target this provision above the midpoint of the actuarial range, and total estimated claim liability amounts are discounted using a risk-free rate. We do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant fluctuation in net income. However, a 10% variance in the workers’ compensation and general liability reserves at year-end 2009 would have affected net income by approximately $16 million.

Income taxes are estimated for each jurisdiction in which we operate and require significant judgment, the use of estimates and the interpretation and application of complex tax laws. This involves assessing the current tax exposure together with temporary differences, which result from differing treatment of items for tax and book purposes. Deferred tax assets and liabilities are provided for based on these assessments. Deferred tax assets are evaluated for recoverability based on estimated future taxable income. To the extent that recovery is deemed unlikely, a valuation allowance is recorded. We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. We recognize any interest and penalties related to unrecognized tax benefits in income tax expense. Significant judgment is required in assessing, among other things, the timing and amounts of deductible and taxable items. In assessing the likelihood of realization of deferred tax assets, we use estimates of the amount and character of future taxable income. Tax contingency accruals are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions. We do not expect the outcome of tax audits to have a material adverse effect on our financial condition, results of operations or cash flow. Many years of data have been incorporated into the determination of tax reserves, and our estimates have historically been reasonable.

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

Pension

Pension Accounting

We maintain a qualified funded defined benefit pension plan (primary plan) and smaller non-qualified unfunded supplemental defined benefit plans. The determination of pension expense is the result of actuarial calculations that are based on important assumptions about pension assets and liabilities. The most important of these are the rate of return on assets and the discount rate assumptions. These assumptions require significant judgment and a change in any one of them could have a significant effect on the pension expense reported in our Consolidated Statements of Operations, as well as in the assets, liability and equity sections of the Consolidated Balance Sheets.

The following table reflects our rate of return and discount rate assumptions:

	2009		2008	2007
Expected return on plan assets	8.4%		8.9%	8.9%
Discount rate for pension expense	6.86	%(1)	6.54%	5.85%
Discount rate for pension obligation	5.90%		6.95%	6.46%

(1) For the first four months of 2009, the discount rate was 6.95% as determined by the January 31, 2009 annual measurement. The discount rate was revised to 6.86% on the remeasurement date of May 18, 2009. The supplemental plans and retiree medical plans used 6.95% for the year, since those plans were not subject to remeasurement.

Return on Plan Assets and Impact on Earnings

For the primary plan, we apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the more commonly used calculated value method (referred to as smoothing of assets). Our primary plan is well diversified with an asset allocation policy that currently provides for a targeted 65%, 25% and 10% mix of equities (U.S., non-U.S. and private), fixed income (investment-grade and high-yield) and real estate (private and public), respectively. Previously, this allocation was 70%, 20% and 10%, respectively. The current allocation provides the primary plan with the appropriate balance of investment return and volatility risk, given the funded nature of the plan, our present and future liability characteristics and our long-term investment horizon.

As of January 1, 2007, the primary plan was closed to new entrants. As a result of this action, the future liability will moderate and ultimately begin to decline after a period of several years. In recognition of the changing liability characteristics, we intend to decrease the plan’s allocation to equities and shift to less volatile fixed income assets. We anticipate this shift will occur over several years and will be dependent upon market conditions and plan characteristics. The higher fixed income allocation will better match the plan’s changing liability characteristics.

As a result of recent negative returns in the capital markets and lower expected future returns, we reduced the expected rate of return assumption to 8.4% from 8.9% beginning in 2009. The actual rate of return for 2008 of a negative 30%, measured on January 31, 2009, versus the expected return on assets for 2008 resulted in a negative funded status of the primary plan of $275 million and a large increase in unrecognized losses that reduced equity through other comprehensive income.

Discount Rate

The discount rate assumption used to determine our postretirement obligations was based on an externally published yield curve determined by the plan’s actuary. The yield curve is a hypothetical AA yield curve represented by a series of bonds ranging in maturity from six months to 30 years, designed to match the corresponding pension benefit cash payments to retirees. Each underlying bond issue is required to have a rating of Aa2 or better by Moody’s Investors Service, Inc. or a rating of AA or better by Standard & Poor’s Ratings Services. We believe the yield curve provides a better match to the timing and amount of expected benefit payments. For 2009, the discount rate initially increased to 6.95% from 6.54% as of January 31, 2009 and then slightly decreased to 6.86% from 6.95% for the May 18, 2009 remeasurement, which had an overall small positive impact on 2009 pension expense. The discount rate was adjusted in May as required for the remeasurement of plan assets and obligations to reflect the voluntary contribution of 13.4 million shares of JCPenney common stock and update other pension liability assumptions. The discount rate declined to 5.90% as of year-end 2009, partially offsetting the positive impact of the improved return on assets.

Sensitivity

The sensitivity of the pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in expense of approximately $0.05 per share. An increase or decrease in the discount rate of one-half of one percent would decrease or increase the expense by approximately $0.10 per share.

Pension Funding

Funding requirements for our primary plan are determined under ERISA rules, as amended by the Pension Protection Act of 2006. As a result of the strong funded status of the primary plan, we are not required to make contributions in 2010 or 2011. However, we may make discretionary voluntary contributions taking into account liquidity and capital resource availability and capital market conditions.

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

Consistent with our discretionary contribution practice, on May 18, 2009, we voluntarily contributed approximately 13.4 million newly issued shares of JCPenney common stock to the primary plan. The contribution was valued at $340 million, based on a price of $25.39 per share, reflecting a 6.5% discount to the closing price of JCPenney common stock on May 18, 2009. In accordance with our historical contribution practice, we contributed $1.2 billion on a pre-tax basis, or $300 million per year in 2006, 2004, 2003 and 2002. These contributions helped to mitigate the negative returns from the downward cycle experienced in 2008 and allowed the primary plan to continue to meet regulatory funding requirements.

Recent Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements made within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. The words expect, plan, anticipate, believe, intend, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to known and unknown risks and uncertainties that may cause our actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, trade restrictions, changes in tariff, freight, paper and postal rates, changes in the cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, risks associated with war, an act of terrorism or pandemic, and a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information. Furthermore, our Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Item 1A, Risk Factors. We intend the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

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

All of our outstanding long-term debt as of January 30, 2010 is at fixed interest rates and would not be affected by interest rate changes. Future borrowings under our multi-year revolving credit facility, to the extent that fluctuating rate loans were used, would be affected by interest rate changes. As of

January 30, 2010, no borrowings were outstanding under the facility other than the issuance of trade and standby letters of credit, which totaled $134 million. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

The fair value of long-term debt, including current maturities, is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. At January 30, 2010, long-term debt, including current maturities, had a carrying value of $3.4 billion and a fair value of $3.3 billion. At January 31, 2009, long-term debt had a carrying value of $3.5 billion and a fair value of $2.6 billion.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of assets in our primary pension plan. Significant declines in pension assets during 2008 due to the sharp declines in the capital markets resulted in a negative funded status of $275 million in the primary pension plan at the end 2008. As a result of the discretionary contribution on May 18, 2009 of 13.4 million shares of JCPenney common stock valued on that date at $340 million, the funded status of the plan improved to approximately 100% versus 93% in the prior year. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

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

The management of our Company has assessed the effectiveness of our Company’s internal control over financial reporting as of January 30, 2010. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on its assessment, the management of our Company believes that, as of January 30, 2010, our Company’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of our Company’s internal control over financial reporting. Their report follows.

There were no changes in our Company’s internal control over financial reporting during the fourth quarter ended January 30, 2010, that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

J. C. Penney Company, Inc.:

We have audited J. C. Penney Company, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J. C. Penney Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, J. C. Penney Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 30, 2010, and our report dated March 29, 2010 expressed an unqualified opinion on those consolidated financial statements.

Dallas, Texas

March 29, 2010

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Election of Directors,” “Board Committees,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Company’s definitive proxy statement for 2010, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

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

(Telephone 972-431-5500)

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

Item 11.    Executive Compensation.

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human

Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2009,” “Outstanding Equity Awards at Fiscal Year-End 2009,” “Option Exercises and Stock Vested for Fiscal 2009,” “Pension Benefits,” “Nonqualified Deferred Compensation for Fiscal 2009,” “Potential Payments and Benefits on Termination of Employment,” “Termination Without a Change in Control,” “Change in Control; Termination Following a Change in Control,” and “Director Compensation for Fiscal 2009” in our Company’s definitive proxy statement for 2010, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to beneficial ownership of our Company’s common stock is included under the caption “Beneficial Ownership of Common Stock” in our Company’s definitive proxy statement for 2010, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Equity Compensation Plan(s) Information

The following table shows the number of options and other awards outstanding as of January 30, 2010 under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan (2009 Plan) and prior plans, as well as the number of shares remaining available for grant under the 2009 Plan.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	14,953,793	(1)	$36	(2)	14,248,692	(3)

(1) Includes 1,393,292 restricted stock units, of which 500,000 represent the maximum payout under a performance award for which the performance period ends December 14, 2011.

(2) Represents the weighted-average exercise price of outstanding stock options only.

(3) At the May 15, 2009 Annual Meeting of Stockholders, our stockholders approved the 2009 Plan, which reserved an aggregate of 13.1 million shares of common stock for issuance to associates and non-employee directors (8.5 million newly authorized shares plus up to 4.6 million reserved but unissued shares from our prior 2005 Equity Compensation Plan). In addition, shares underlying any outstanding stock award or stock option grant canceled prior to vesting or exercise become available for use under the 2009 Plan. Shares of stock available for future grant under the 2009 Plan includes 1.3 million shares from awards canceled during 2009, subsequent to May 15, 2009. Since May 15, 2009, all grants have been made under the 2009 Plan. No shares remain available for future issuance from prior plans.

On March 16, 2010, the Company made an annual grant of stock options, performance unit awards and restricted stock unit awards covering 3,632,478 shares of common stock under the 2009 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included under the captions “Board Independence” and “Policies and Procedures with Respect to Related Person Transactions” in our Company’s definitive proxy statement for 2010, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in our Company’s definitive proxy statement for 2010, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

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

(b) See separate Exhibit Index beginning on page E-1.

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

Dated: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

M. E. Ullman, III* M. E. Ullman, III	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	March 30, 2010

/s/ R. B. Cavanaugh R. B. Cavanaugh	Executive Vice President and Chief Financial Officer (principal financial officer)	March 30, 2010

D. P. Miller* D. P. Miller	Senior Vice President and Controller (principal accounting officer)	March 30, 2010

C. C. Barrett* C. C. Barrett	Director	March 30, 2010

M. A. Burns* M. A. Burns	Director	March 30, 2010

M. K. Clark* M. K. Clark	Director	March 30, 2010

T. J. Engibous* T. J. Engibous	Director	March 30, 2010

K. B. Foster* K. B. Foster	Director	March 30, 2010

G. B. Laybourne* G. B. Laybourne	Director	March 30, 2010

B. Osborne* B. Osborne	Director	March 30, 2010

L. H. Roberts* L. H. Roberts	Director	March 30, 2010

J. G. Teruel* J. G. Teruel	Director	March 30, 2010

R. G. Turner* R. G. Turner	Director	March 30, 2010

M. E. West* M. E. West	Director	March 30, 2010

*By:	/s/ R. B. Cavanaugh
R. B. Cavanaugh
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J. C. Penney Company, Inc.:

We have audited the accompanying consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney Company, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company elected to change its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method in 2009. Also as discussed in Note 1, the Company changed the manner in which it accounts for and discloses fair value measurements and transitioned to a fiscal year-end measurement date to record the funded status of defined pension and other benefit plans in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J. C. Penney Company Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Dallas, Texas

March 29, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	2009	2008	2007
Total net sales	$17,556	$18,486	$19,860
Cost of goods sold	10,646	11,571	12,189

Gross margin	6,910	6,915	7,671
Operating expenses:
Selling, general and administrative (SG&A)	5,382	5,395	5,402
Pension expense/(income)	337	(90)	(45)
Depreciation and amortization	495	469	426
Pre-opening	28	31	46
Real estate and other, net	5	(25)	(46)

Total operating expenses	6,247	5,780	5,783

Operating income	663	1,135	1,888
Net interest expense	260	225	153
Bond premiums and unamortized costs	-	-	12

Income from continuing operations before income taxes	403	910	1,723
Income tax expense	154	343	618

Income from continuing operations	249	567	1,105
Income from discontinued operations, net of income tax expense/(benefit) of $1, $(3) and $4	2	5	6

Net income	$251	$572	$1,111

Basic earnings per share:
Continuing operations	$1.07	$2.55	$4.96
Discontinued operations	0.01	0.03	0.03

Net income	$1.08	$2.58	$4.99

Diluted earnings per share:
Continuing operations	$1.07	$2.54	$4.90
Discontinued operations	0.01	0.03	0.03

Net income	$1.08	$2.57	$4.93

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

($ in millions, except per share data)	2009	2008
Assets
Current assets
Cash in banks and in transit	$163	$167
Cash short-term investments	2,848	2,185

Cash and cash equivalents	3,011	2,352
Merchandise inventory	3,024	3,259
Income taxes receivable	395	352
Prepaid expenses and other	222	257

Total current assets	6,652	6,220
Property and equipment, net	5,357	5,367
Other assets	572	424

Total Assets	$12,581	$12,011

Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$1,226	$1,194
Other accounts payable and accrued expenses	1,630	1,600
Current maturities of long-term debt	393	-

Total current liabilities	3,249	2,794
Long-term debt	2,999	3,505
Deferred taxes	817	599
Other liabilities	738	958

Total Liabilities	7,803	7,856

Stockholders’ Equity
Common stock(1)	118	111
Additional paid-in capital	3,867	3,499
Reinvested earnings	2,023	1,959
Accumulated other comprehensive (loss)	(1,230)	(1,414)

Total Stockholders’ Equity	4,778	4,155

Total Liabilities and Stockholders’ Equity	$12,581	$12,011

(1) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. At January 30, 2010, 236 million shares were issued and outstanding. At January 31, 2009, 222 million shares were issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
(in millions, except per share data)	Shares	Amount
February 3, 2007	226	$112	$3,430	$922	$(176)	$4,288
Adjustment to initially apply new tax accounting	-	-	-	5	-	5
Comprehensive income:
Net income	-	-	-	1,111	-	1,111
Unrealized (loss) on investments, net of tax of $29	-	-	-	-	(51)	(51)
Net actuarial gain and prior service credit adjustment, net of tax of $(278)	-	-	-	-	435	435

Total comprehensive income						1,495

Dividends declared, common ($0.80 per share)	-	-	-	(178)	-	(178)
Common stock repurchased and retired	(5)	(2)	(78)	(320)	-	(400)
Stock-based compensation	1	1	101	-	-	102

February 2, 2008	222	111	3,453	1,540	208	5,312
Opening balance measurement date adjustment, net of tax of $(16) and $218, respectively	-	-	-	26	(343)	(317)
Comprehensive (loss):
Net income	-	-	-	572	-	572
Unrealized (loss) on investments, net of tax of $56	-	-	-	-	(100)	(100)
Net actuarial (loss) and prior service credit adjustment, net of tax of $752	-	-	-	-	(1,179)	(1,179)

Total comprehensive (loss)						(707)

Dividends declared, common ($0.80 per share)	-	-	-	(179)	-	(179)
Stock-based compensation	-	-	46	-	-	46

January 31, 2009	222	111	3,499	1,959	(1,414)	4,155
Comprehensive income:
Net income	-	-	-	251	-	251
Unrealized gain on investments, net of tax of $(27)	-	-	-	-	48	48
Net actuarial gain and prior service credit adjustment, net of tax of $(85)	-	-	-	-	136	136

Total comprehensive income						435

Dividends declared, common ($0.80 per share)	-	-	-	(187)	-	(187)
Common stock contributed to primary pension plan	13	7	333	-	-	340
Stock-based compensation	1	-	35	-	-	35

January 30, 2010	236	$118	$3,867	$2,023	$(1,230)	$4,778

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2009	2008	2007
Cash flows from operating activities:
Net income	$251	$572	$1,111
(Income) from discontinued operations	(2)	(5)	(6)
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments and other charges	48	29	5
Depreciation and amortization	495	469	426
Net (gains) on sale of assets	(2)	(10)	(12)
Benefit plans expense/(income)	276	(201)	(155)
Stock-based compensation	40	47	45
Tax benefits from stock-based compensation	3	6	9
Deferred taxes	78	167	37
Change in cash from:
Inventory	235	382	(241)
Prepaid expenses and other assets	36	25	51
Merchandise accounts payable	32	(278)	106
Current income taxes payable	(57)	(36)	(66)
Accrued expenses and other	143	(12)	(61)

Net cash provided by operating activities of continuing operations	1,576	1,155	1,249

Cash flows from investing activities:
Capital expenditures	(600)	(969)	(1,243)
Proceeds from sale of assets	13	13	26

Net cash (used in) investing activities of continuing operations	(587)	(956)	(1,217)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	-	980
Payments of long-term debt, including capital leases	(113)	(203)	(737)
Financing costs	(32)	-	(9)
Common stock repurchased	-	-	(400)
Dividends paid, common	(183)	(178)	(174)
Proceeds from stock options exercised	4	4	45
Excess tax benefits from stock-based compensation	-	1	17
Tax withholding payments reimbursed by restricted stock	(3)	(4)	(8)

Net cash (used in) financing activities of continuing operations	(327)	(380)	(286)

Cash flows from discontinued operations:
Operating cash flows	(2)	2	8
Investing cash flows	(1)	(1)	(25)
Financing cash flows	-	-	-

Total cash (paid)/received for discontinued operations	(3)	1	(17)

Net increase/(decrease) in cash and cash equivalents	659	(180)	(271)
Cash and cash equivalents at beginning of year	2,352	2,532	2,803

Cash and cash equivalents at end of year	$3,011	$2,352	$2,532

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

JCPenney was founded by James Cash Penney in 1902 and has grown to be a major national retailer, operating 1,108 JCPenney department stores in 49 states and Puerto Rico, as well as through the Internet at jcp.com and catalog. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, and home furnishings. In addition, our department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

Basis of Presentation and Consolidation

The consolidated financial statements present the results of J. C. Penney Company, Inc. and our subsidiaries (the Company or JCPenney). All significant intercompany transactions and balances have been eliminated in consolidation.

We are a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and J. C. Penney Company, Inc. was incorporated in Delaware in 2002, when the holding company structure was implemented. The holding company has no direct subsidiaries other than JCP, and has no independent assets or operations.

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

Fiscal Year	Ended	Weeks
2009	January 30, 2010	52
2008	January 31, 2009	52
2007	February 2, 2008	52

Use of Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (GAAP), requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to: inventory valuation under the retail method, specifically permanent reductions to retail prices (markdowns) and adjustments for shortages (shrinkage); valuation of long-lived assets; valuation allowances and reserves for workers’ compensation and general liability, environmental contingencies, income taxes and litigation; and pension accounting. While actual results could differ from these estimates, we do not expect the differences, if any, to have a material effect on the consolidated financial statements.

Reclassifications

Certain reclassifications were made to prior year amounts to conform to the current period presentation. None of the reclassifications affected our net income in any period.

Merchandise Inventory

In the fourth quarter of 2009, we elected to change our method of valuing inventory to the FIFO method from the LIFO method. We believe that the FIFO method is preferable as it better reflects current and future operations with respect to the sourcing of merchandise, more accurately reflects the current value of our inventory presented in our consolidated balance sheet, and provides a better matching of cost of goods sold with revenue. The cumulative effect of the change was a $1.8 million increase to gross margin recorded in the fourth quarter of 2009. The change was not applied retrospectively to prior periods, as the effect of the change was immaterial to the consolidated financial statements of all prior periods, including interim periods.

The table below presents the results, in the period of the change, with and without the change in accounting principle on inventory and cost of sales.

	Determined by
($ in millions)	LIFO Method	FIFO Method
January 30, 2010
Merchandise inventory	$2,999	$3,024
Cost of goods sold	$10,671	$10,646

For the year ended January 30, 2010, without the accounting change, income from continuing operations before income taxes would have been $23 million lower, net income would have been $14 million lower and EPS would have been $0.06 lower; however, this would not have been reflective of our 2009 operating results, as described above.

Inventories are valued at the lower of cost or market. For department stores, regional warehouses and store distribution centers, we value inventories using the retail method. Lower of cost or market for Direct (Internet/catalog) is determined by standard cost, representing average vendor cost.

Merchandise and Services Revenue Recognition

Total net sales, which exclude sales taxes and are net of estimated returns, are recorded at the point of sale when payment is received and the customer takes possession of the merchandise in department stores, at the point of shipment of merchandise ordered through Direct or, in the case of services, at the time the customer receives the benefit of the service, such as salon, portrait, optical or custom decorating. Commissions earned on sales generated by licensed departments are included as a component of total net sales. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold. We provide for estimated future returns based on historical return rates and sales levels.

Gift Card Revenue Recognition

At the time gift cards are sold, no revenue is recognized; rather, a liability is established for the face amount of the card. The liability remains recorded until the earlier of redemption, escheatment or 60 months. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise. We escheat a portion of unredeemed gift cards according to Delaware escheatment requirements that govern remittance of the cost of the merchandise portion of unredeemed gift cards over five years old. After reflecting the amount escheated, any remaining liability (referred to as breakage) is relieved and recognized as a reduction of selling, general and administrative (SG&A) expenses as an offset to the costs of administering the gift card program. Though our gift cards do not expire, it is our historical experience that the likelihood of redemption after 60 months is remote. The liability for gift cards is recorded in other accounts payable and accrued expenses on the Consolidated Balance Sheets.

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

Advertising

Advertising costs, which include newspaper, television, Internet search marketing, radio and other media advertising, are expensed either as incurred or the first time the advertisement occurs. Total advertising costs, net of cooperative advertising vendor reimbursements of $154 million, $167 million and $210 million for 2009, 2008 and 2007, respectively, were $1,167 million, $1,314 million and $1,316 million. These totals include direct-to-consumer advertising, consisting of catalog book costs and Internet advertising, of $285 million, $331 million and $346 million for 2009, 2008 and 2007, respectively. Catalog book preparation and printing costs, which are considered direct response advertising, are charged to expense over the productive life of the catalog, not to exceed eight months. Deferred catalog book costs of $18 million at January 30, 2010 and $35 million at January 31, 2009 were included in prepaid expenses and other on the Consolidated Balance Sheets.

Vendor Allowances

We receive vendor support in the form of cash payments or allowances for a variety of reimbursements such as cooperative advertising, markdowns, vendor shipping and packaging compliance and defective merchandise. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. Depending on the arrangement, we either recognize the allowance as a reduction of current costs or defer the payment over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.

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

Pre-Opening Expense

Expenses associated with the pre-opening phase, including advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rent, are expensed as incurred.

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

Comprehensive Income/(Loss)

Comprehensive income/(loss) consists of two components: net income and other comprehensive income/(loss). For all years presented, other comprehensive income/(loss) includes the unrealized net actuarial gain or loss from pension and other postretirement benefit plans, and unrealized gains and losses on investments. On February 3, 2008, the opening balance of other comprehensive income/(loss) was adjusted to reflect the impact from the adoption of new pension accounting guidance that required the measurement date be changed to the end of our fiscal year from the prior measurement date of October 31, 2007. Since 2007, other comprehensive income/(loss) reflects the gain or loss and prior service cost arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost during the period, all net of tax.

Cash and Cash Equivalents

Cash and cash equivalents include cash short-term investments that are highly liquid investments with original maturities of three months or less. Cash short-term investments consist primarily of short-term U.S. Treasury money market funds and a portfolio of highly rated bank deposits and are stated at cost, which approximates fair market value due to the short-term maturity. Cash in banks and in transit also includes credit card sales transactions that are settled early in the following period.

Fair Value Disclosures

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value, as follows:

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

We report investments in real estate investment trusts (REITs) at fair value on an ongoing basis in other assets on the Consolidated Balance Sheets. Certain other assets are measured at fair value on a nonrecurring basis; that is, the assets are subject to fair value adjustments only in certain circumstances (for example, asset impairments). When there are asset impairments, the fair value of applicable long-lived assets is recorded on the Consolidated Balance Sheets in property and equipment, net, and the corresponding impairment is recorded in real estate and other, net, on the Consolidated Statements of Operations. We also present the primary pension plan assets at fair value, of which level 2 investments are measured using net asset value (NAV) or broker quotes.

Property and Equipment, Net

($ in millions)	Estimated Useful Lives (Years)	2009	2008
Land	N/A	$308	$308
Buildings	50	4,276	4,090
Furniture and equipment	3-20	2,356	2,364
Leasehold improvements		1,118	1,044
Accumulated depreciation		(2,701)	(2,439)

Property and equipment, net		$5,357	$5,367

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed primarily by using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the term of the lease, including renewals determined to be reasonably assured.

We expense routine maintenance and repairs when incurred. We capitalize major replacements and improvements. We remove the cost of assets sold or retired and the related accumulated depreciation or amortization from the accounts and include any resulting gain or loss in income from continuing operations.

We recognize a liability for the fair value of our conditional asset retirement obligations, which are primarily related to asbestos removal, when incurred if the liability’s fair value can be reasonably estimated.

Capitalized Software Costs

We capitalize costs associated with the acquisition or development of major software for internal use in other assets in our Consolidated Balance Sheets and amortize the asset over the expected useful life of the software, generally between three and seven years. We only capitalize subsequent additions, modifications or upgrades to internal-use software to the extent that such changes allow the software to perform a task it previously did not perform. We expense software maintenance and training costs as incurred.

Impairment of Long-Lived Assets

We evaluate long-lived assets such as store property and equipment and other corporate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the assets or our overall business strategies. Potential impairment exists if the estimated undiscounted cash flows expected to result from the use of the asset plus any net proceeds expected from disposition of the asset are less than the carrying value of the asset. The amount of the impairment loss represents the excess of the carrying value of the asset over its fair value and is included in real estate and other, net on the Consolidated Statements of Operations. For stores, we estimate fair value based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in our current business model. For assets other than stores, we generally base fair value on either appraised value or projected discounted cash flows. We also take other factors into consideration, such as local market conditions, operating environment, mall performance and other trends.

Leases

We use a consistent lease term when calculating amortization of leasehold improvements, determining straight-line rent expense and determining classification of leases as either operating or capital. For purposes of recognizing incentives, premiums, rent holidays and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the property and begin to make improvements in preparation of its intended use. Renewal options determined to be reasonably assured are also included in the lease term. Some leases require additional payments based on sales and are recorded in rent expense when the contingent rent is probable.

Some of our lease agreements contain developer/tenant allowances. Upon receipt of such allowances, we record a deferred rent liability in other liabilities on the Consolidated Balance Sheets. The allowances are then amortized on a straight-line basis over the remaining terms of the corresponding leases as a reduction of rent expense.

Retirement-Related Benefits

Since 2007, we have recognized the funded status – the difference between the fair value of plan assets and the plan’s benefit obligation – of our defined benefit pension and postretirement plans directly on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. We adjust other comprehensive income/(loss) to reflect prior service cost or credits and actuarial gain or loss amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost, net of tax. Other comprehensive income/(loss) is amortized over the average remaining service period, a period of about seven years for the primary plan.

We measure the plan assets and obligations annually at the adopted measurement date of January 31 to determine pension expense for the subsequent year. In 2008 in accordance with new pension accounting guidance, we transitioned to a year-end measurement date of January 31 for our defined benefit pension and other postretirement plans and completed a new measurement of plan assets and benefit obligations as of the beginning and end of 2008. The factors and assumptions affecting the measurement are the characteristics of the population and salary increases, with the most important being the expected return on plan assets and the discount rate for the pension obligation. We use actuarial calculations for the assumptions, which require significant judgment.

Beginning in 2009, the fair values of plan assets are presented annually in accordance with recent Financial Accounting Standards Board (FASB) guidance. Fair value measurement of the primary plan’s level 2 investments was performed using NAV per share as a practical expedient allowed under recent FASB guidance on investments in certain entities that calculate NAV.

Exit or Disposal Activity Costs

Costs associated with exit or disposal activities are recorded at their fair values when a liability has been incurred. Reserves are established at the time of closure for the present value of any remaining operating lease obligations (PVOL), net of estimated sublease income, and at the point of decision for severance and other exit costs. Since we have an established program for termination benefits upon a reduction in force or the closing of a facility, termination benefits paid under the existing program are considered part of an ongoing benefit arrangement and are recorded when payment of the benefits is considered probable and reasonably estimable.

Stock-Based Compensation

We record compensation expense for time-vested awards on a straight-line basis over the associates’ service period, to the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the stated vesting period (the non-substantive vesting period approach). See Note 14 for a full discussion of our stock-based compensation.

2) Effect of New Accounting Standards

Adoption of New Accounting Standards

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

Effective for periods ending after December 15, 2009, we adopted FASB guidance on investments in certain entities that calculate NAV per share (or its equivalent). We applied this guidance with the fair value measurement of our primary pension plan assets disclosure of level 2 investments as a practical expedient to estimate fair value. Since the guidance expedites measurement of investments in certain entities that are disclosed only and not recorded, our adoption of the guidance did not have a material impact on our consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

Beginning in 2009, we adopted FASB guidance that clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Dividend equivalents on our unvested share-based payment transactions are forfeited if the corresponding shares do not vest; therefore, our adoption of this guidance did not have any impact on our consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairment

Beginning in the second quarter of 2009, we adopted FASB guidance that amends the requirements for the recognition and measurement of other-than-temporary impairment for debt securities by modifying the pre-existing “intent and ability” indicator. The guidance specifies an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, the guidance changes the presentation of an other-than-temporary impairment in the income statement for those involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. This guidance did not have a material impact on our consolidated financial statements.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued guidance that provides enhanced disclosures about plan assets of a defined benefit pension or other postretirement plan including (1) investment policies and strategies, (2) major categories of plan assets, (3) the valuation techniques used to measure the fair value of plan assets, including the effect of significant unobservable inputs on changes in plan assets, and (4) significant concentrations within plan assets. This guidance was effective for periods ending after December 15, 2009. Since the guidance merely requires enhanced disclosures without a change to existing standards relative to measurement and recognition, our adoption of the guidance did not have a material impact on our consolidated financial statements.

Standards Issued But Not Yet Adopted

Fair Value Measurements

In January 2010, the FASB issued guidance on improving annual disclosures about fair value measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of level 1 and level 2 categories and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of level 3 measurements. The guidance will be effective for us in 2010, except for level 3 reconciliation disclosures, which are effective for us beginning in 2011. We do not expect the adoption to have a material impact on our consolidated financial statements.

3) Earnings per Share

Income from continuing operations and shares used to compute EPS from continuing operations, basic and diluted, are reconciled below:

(in millions, except EPS)	2009	2008	2007
Earnings:
Income from continuing operations, basic and diluted	$249	$567	$1,105

Shares:
Average common shares outstanding (basic shares)	232	222	223
Adjustment for assumed dilution – stock options and restricted awards	1	1	2

Average shares assuming dilution (diluted shares)	233	223	225

EPS from continuing operations:
Basic	$1.07	$2.55	$4.96
Diluted	$1.07	$2.54	$4.90

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would be anti-dilutive:

(shares in millions)	2009	2008	2007
Stock options and restricted awards	9	9	2

4) Supplemental Cash Flow Information

($ in millions)	2009	2008	2007
Total income taxes paid	$130	$209	$616
Add: income taxes received attributable to discontinued operations	4	3	15

Income taxes paid by continuing operations	$134	$212	$631

Interest paid by continuing operations	$264	$265	$283	(1)
Interest received by continuing operations	5	35	118

(1) Includes $9 million for bond premiums and commissions.

In May 2009, we made a voluntary contribution of approximately 13.4 million newly issued shares of JCPenney common stock, valued at $340 million, to the J. C. Penney Corporation, Inc. Pension Plan. There were no significant non-cash investing or financing activities in 2008 or 2007.

5) Other Assets

($ in millions)	2009	2008
Capitalized software, net	$178	$140
Real estate investments(1)	169	90
Leveraged lease investments	141	139
Debt issuance costs, net	26	30
Other	58	25

Total	$572	$424

(1) Primarily the market value of our investment in public REITs accounted for as available for sale securities. As of January 30, 2010 and January 31, 2009 the cost basis of these investments was $80 million and $75 million, respectively. The change from year to year relates primarily to the increase in market value of these investments. See Note 13 for the net unrealized gains on real estate investments.

6) Other Accounts Payable and Accrued Expenses

($ in millions)	2009	2008
Accrued salaries, vacation and bonus	$481	$343
Customer gift cards	219	215
Occupancy and rent-related accounts payable	97	88
Taxes other than income taxes	95	109
Interest payable	88	92
Advertising accounts payable	78	100
Current portion of workers’ compensation and general liability insurance	66	63
Capital expenditures payable	55	92
Unrecognized tax benefits	55	88
Common dividends payable	47	44
Current portion of retirement plan liabilities	37	29
Other(1)	312	337

Total	$1,630	$1,600

(1) Includes individually insignificant accrued expenses related to operations.

7) Other Liabilities

($ in millions)	2009	2008
Supplemental pension and other postretirement benefit plan liabilities	$238	$240
Long-term portion of workers’ compensation and general liability insurance	187	168
Deferred developer/tenant allowances	145	121
Unrecognized tax benefits	110	104
Primary pension plan	12	275
Other	46	50

Total	$738	$958

8) Fair Value Disclosures

REIT Assets Measured on a Recurring Basis

We determined the fair value of our investments in REITs using quoted market prices. See Note 13 for the net unrealized gain of $63 million in REITs recorded in 2009 in accumulated other comprehensive income, a component of net equity. Our REIT assets measured at fair value on a recurring basis were as follows:

($ in millions)	Fair Value as of January 30, 2010			Fair Value as of January 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
REIT assets	$178	$-	$-	$98	$-	$-

Other Non-Financial Assets Measured on a Non-Recurring Basis

In 2009, seven underperforming stores with a carrying value of $43 million and other corporate assets with a carrying value of $20 million were written down to their fair value of $18 million and $6 million, respectively, and resulted in an impairment charge of $39 million, which was included in earnings for the period. The inputs to determine fair values were primarily based on projected discounted cash flow as well as other market information obtained from brokers.

Our other non-financial assets measured at fair value on a non-recurring basis in 2009 and remaining on our Consolidated Balance Sheet at year end were as follows:

($ in millions)	Fair Value as of January 30, 2010
	Level 1	Level 2	Level 3	Total
Stores	$-	$-	$18	$18
Other corporate assets	-	3	3	6

Other Financial Instruments

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. At January 30, 2010, long-term debt, including current maturities, had a carrying value of $3.4 billion and a fair value of $3.3 billion. At January 31, 2009, long-term debt had a carrying value of $3.5 billion and a fair value of $2.6 billion.

Concentrations of Credit Risk

We have no significant concentrations of credit risk.

9) Credit Agreement

On April 8, 2009, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a three-year, $750 million revolving credit agreement (2009 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The 2009 Credit Facility replaced our $1.2 billion credit facility that was scheduled to expire in April 2010. The 2009 Credit Facility is secured by our inventory, which security interest can be released upon attainment of certain credit rating levels, and is available for general corporate purposes, including the issuance of letters of credit. Pricing under the 2009 Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. JCP’s obligations under the 2009 Credit Facility are guaranteed by J. C. Penney Company, Inc.

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

As of January 30, 2010, we were in compliance with these requirements with a leverage ratio of 2.3 to 1, a fixed charge coverage ratio of 3.4 to 1 and an asset coverage ratio of 23 to 1.

No borrowings, other than the issuance of standby and import letters of credit totaling $134 million as of the end of 2009, have been made under the 2009 Credit Facility.

10) Long-Term Debt

($ in millions)	2009	2008
Issue:
5.75% Senior Notes due 2018	$300	$300
6.375% Senior Notes due 2036	700	700
6.875% Medium-Term Notes due 2015	200	200
6.9% Notes due 2026	2	2
7.125% Debentures due 2023	255	255
7.4% Debentures due 2037	326	326
7.625% Notes due 2097	500	500
7.65% Debentures due 2016	200	200
7.95% Debentures due 2017	285	285
8.0% Notes due 2010	393	506
9.0% Notes due 2012	230	230

Total notes and debentures	3,391	3,504
Capital lease obligations	1	1

Total long-term debt, including current maturities	3,392	3,505
Less: current maturities	393	-

Total long-term debt	$2,999	$3,505

Weighted-average interest rate at year end	7.3%	7.3%
Weighted-average maturity	24 years

2009 Debt Repurchase

In May 2009, we accepted for purchase $104 million principal amount of JCP’s outstanding 8.0% Notes due 2010 (Notes), which were validly tendered pursuant to the cash tender offer we initiated in April 2009 to purchase up to $200 million aggregate principal amount of the Notes. We paid $107 million aggregate consideration, including accrued and unpaid interest, for the accepted Notes in May 2009. In addition we purchased $9 million of these Notes in the open market in July 2009.

2008 Debt Payment

In August 2008, we repaid at maturity $200 million outstanding principal amount of JCP’s 7.375% Notes due 2008.

Long-Term Debt Financial Covenants

We have an indenture covering approximately $255 million of long-term debt that contains a financial covenant requiring us to have a minimum of 200% net tangible assets to senior funded indebtedness (as defined in the indenture). This indenture permits our Company to issue additional long-term debt if we are in compliance with the covenant. At year-end 2009, our percentage of net tangible assets to senior funded indebtedness was 334%.

Scheduled Annual Principal Payments on Long-Term Debt

($ in millions)
2010	2011	2012	2013	2014	2015-2097
$ 393	$ -	$ 230	$ -	$ -	$ 2,769

11) Net Interest Expense

($ in millions)	2009		2008	2007
Long-term debt	$255		$268	$278
Short-term investments	(3)		(32)	(113)
Other, net	8	(1)	(11)	(12)

Total	$260		$225	$153

(1) Reflects increased financing costs due to the 2009 Credit Facility and lower levels of capitalized interest due to lower capital expenditures.

12) Capital Stock

Common Stock

As of January 30, 2010, we had 33,530 stockholders of record. On a combined basis, our 401(k) savings plan, including our employee stock ownership plan (ESOP), held approximately 17 million shares, or approximately 7.3% of outstanding JCPenney common stock, at January 30, 2010. Also at January 30, 2010, our primary pension plan held 7.9 million shares, or approximately 3.4% of outstanding JCPenney common stock.

Preferred Stock

We have authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of January 30, 2010 or January 31, 2009.

13) Accumulated Other Comprehensive (Loss)/Income

	2009			2008
	Pre-Tax Amount	Deferred Tax (Liability)/ Asset	Net of Tax Amount	Pre-Tax Amount	Deferred Tax (Liability)/ Asset	Net of Tax Amount
($ in millions)
Net unrealized gains on real estate investments	$98	$(35)	$63	$23	$(8)	$15
Net actuarial (loss)/gain and prior service (cost)/credit – pension and postretirement plans(1)	(2,118)	825	(1,293)	(2,339)	910	(1,429)

Accumulated other comprehensive (loss)	$(2,020)	$790	$(1,230)	$(2,316)	$902	$(1,414)

(1) See Note 16 for breakdowns of the pre-tax actuarial (loss)/gain and prior service (cost)/credit balances.

14) Stock-Based Compensation

At our Annual Meeting of Stockholders on May 15, 2009, our stockholders approved the J. C Penney Company, Inc. 2009 Long-Term Incentive Plan (2009 Plan), reserving 13.1 million shares for future grants (8.5 million newly authorized shares, plus up to 4.6 million reserved but unissued shares from our prior 2005 Equity Compensation Plan (2005 Plan)). In addition, shares underlying any outstanding stock award or stock option grant canceled prior to vesting or exercise become available for use under the 2009 Plan. The 2005 Plan was terminated on May 15, 2009, except for outstanding awards. Subsequent awards have been and will be granted under the 2009 Plan.

The 2009 Plan allows for grants of stock options, stock appreciation rights and stock awards (collectively, Equity Awards) and cash incentive awards (together, Awards) to employees (associates) and Equity Awards to our non-employee members of the Board of Directors. Under the Plan, Awards to associates are subject to such conditions as continued employment, qualifying termination, passage of time and/or satisfaction of performance criteria as specified in the Plan or set by the Human Resources and Compensation Committee of the Board. As of January 30, 2010, 14.2 million shares of stock were available for future grant under the 2009 Plan, which includes approximately 1.3 million shares from awards cancelled subsequent to May 15, 2009.

Associate stock options and restricted stock awards typically vest over periods ranging from one to three years. The exercise price of stock options and the market value of restricted stock awards are determined based on the closing market price of our common stock on the date of grant. The 2009 Plan does not permit awarding stock options below grant-date market value nor does it allow any repricing subsequent to the date of grant. Associate stock options have a maximum term of 10 years.

Over the past three years, our stock option and restricted stock award grants have averaged about 1.8% of total outstanding stock. We issue new shares upon the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-Based Compensation Cost

($ in millions)	2009	2008	2007
Stock options	$28	$29	$23
Stock awards (shares and units)	12	18	22

Total stock-based compensation cost	$40	$47	$45

Total income tax benefit recognized for stock-based compensation arrangements	$15	$18	$18

Stock Options

On March 16, 2009, we made our annual grant of stock options covering approximately 3,873,000 shares to associates at an option price of $16.09, with a fair value of $6.27 per option.

As of January 30, 2010, options to purchase approximately 13.6 million shares of common stock were outstanding. If all options were exercised, common stock outstanding would increase by 5.7%. Additional information regarding options outstanding as of January 30, 2010 follows:

(Shares in thousands; price is weighted-average exercise price)

	Exercisable			Unexercisable			Total Outstanding
	Shares	%	Price	Shares	%	Price	Shares	%	Price
In-the-money	588	8%	$19	4,244	65%	$16	4,832	36%	$16
Out-of-the-money(1)	6,465	92%	49	2,264	35%	44	8,729	64%	48

Total options outstanding	7,053	100%	47	6,508	100%	25	13,561	100%	36

(1) Out-of-the-money options are those with an exercise price above the closing price of JCPenney common stock of $24.83 as of January 30, 2010.

The following table summarizes stock options outstanding as of January 30, 2010, as well as activity during the year then ended:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)(1)
Outstanding at January 31, 2009	11,862	$42
Granted	3,882	16
Exercised	(199)	24
Forfeited/canceled	(1,984)	33

Outstanding at January 30, 2010	13,561	36	6.9	$42

Exercisable at January 30, 2010	7,053	47	5.1	$4

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year end.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2009	2008	2007
Proceeds from stock options exercised	$4	$4	$45
Intrinsic value of stock options exercised	1	2	47
Tax benefit related to stock-based compensation	2	2	18
Excess tax benefits realized on stock-based compensation	-	1	17

As of January 30, 2010, we had $34 million of unrecognized and unearned compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized as expense over the remaining weighted-average vesting period of approximately one year.

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

Our weighted-average fair value of stock options at grant date was $6.29 in 2009, $11.74 in 2008 and $19.85 in 2007 using the binomial lattice valuation model and the following assumptions:

	2009	2008	2007
Weighted-average expected option term	4.5 years	4.6 years	4.5 years
Weighted-average expected volatility	57.0%	44.7%	25.0%
Weighted-average risk-free interest rate	1.8%	2.7%	4.5%
Weighted-average expected dividend yield	3.3%	2.0%	0.9%
Expected dividend yield range	1.8% – 5.0%	1.2% – 5.6%	-

Stock Awards

On March 16, 2009, we granted approximately 149,000 performance-based restricted stock units to our Chairman and Chief Executive Officer, with a fair value of $1,280,757. The performance measurement for the award is the Company’s annualized total stockholder return over a three-year performance period. The minimum performance level required to achieve 100% payout of the award is 11.3% annualized total stockholder return. No portion of the award will be earned if the annualized total stockholder return is less than 11.3%. The maximum payout is 100% of the performance units awarded. Because the performance award is market based, this fair value will be recognized over the performance period, regardless of how much, if any, of the payout is earned.

In 2009, we granted approximately 47,000 restricted stock units to non-employee members of the Board. Restricted stock awards (shares and units) for non-employee directors are expensed when granted since the recipients have the right to receive the shares upon a qualifying termination of service in accordance with the grant. We also granted approximately 127,000 restricted and non-restricted stock units as ad-hoc awards to associates, as well as dividend equivalents on unvested restricted stock awards.

Awards vested during 2009 included the final one-third, or approximately 213,000 performance-based restricted stock units from our March 2006 annual grant and the initial one-third, or approximately 124,000 restricted stock units from our March 2008 annual grant. In addition, approximately 134,000 of individual restricted stock awards vested during the year.

The following table summarizes our non-vested stock awards as of January 30, 2010 and activity during the year then ended:

(shares in thousands)	Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at January 31, 2009	1,219	$42
Granted	323	19
Vested	(471)	50
Forfeited/canceled	(88)	51

Non-vested at January 30, 2010	983	28

As of January 30, 2010, we had $14 million of unrecognized compensation expense related to unearned associate stock awards, which will be recognized over the remaining weighted-average vesting period of approximately 1.3 years. The aggregate market value of shares vested during 2009, 2008 and 2007 was $10 million, $17 million and $28 million, respectively, compared to an aggregate grant date fair value of $24 million, $26 million and $21 million, respectively.

15) Leases

We conduct the major part of our operations from leased premises that include retail stores, store distribution centers, warehouses, offices and other facilities. Almost all leases will expire during the next 20 years; however, most leases will be renewed, primarily through an option exercise, or replaced by leases on other premises. We also lease data processing equipment and other personal property under operating leases of primarily three to five years. Rent expense, net of sublease income, was as follows:

Rent Expense

($ in millions)	2009	2008	2007
Real property base rent and straight-lined step rent expense	$231	$217	$210
Real property contingent rent expense (based on sales)	14	22	26
Personal property rent expense	59	63	61

Total rent expense	$304	$302	$297

As of January 30, 2010, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and net of future non-cancelable operating sublease payments, and capital leases were:

($ in millions)	Operating	Capital
2010	$263	$-
2011	223	-
2012	185	-
2013	156	-
2014	140	-
Thereafter	1,942	1

Total minimum lease payments	$2,909	$1

Present value	$1,270	$1
Weighted-average interest rate	8.0%	8.3%

16) Retirement Benefit Plans

We provide retirement pension benefits, postretirement health and welfare benefits, as well as 401(k) savings, profit-sharing and stock ownership plan benefits to various segments of our workforce (associates). Retirement benefits are an important part of our total compensation and benefits program designed to attract and retain qualified, talented associates. Pension benefits are provided through defined benefit pension plans consisting of a non-contributory qualified pension plan (primary plan) and, for certain management associates, non-contributory supplemental retirement plans, including a 1997 voluntary early retirement plan. Retirement and other benefits include:

Defined Benefit Pension Plans	Other Benefit Plans
Primary plan – funded	Postretirement benefits – medical and dental
Supplemental retirement plans – unfunded	Defined contribution plans:
401(k) savings, profit-sharing and stock ownership plan
Deferred compensation plan

On May 18, 2009, along with the voluntary contribution of approximately 13.4 million shares of JCPenney common stock to the primary plan valued at $340 million (discussed in the contributions section of this note) and to update assumptions relating to the pension liability, we remeasured the primary plan assets and obligations. Upon remeasurement, primarily as a result of the contribution, the funded status of the plan at the remeasurement date increased $310 million to a positive $35 million compared with a deficiency of $275 million at the January 31, 2009 measurement date, representing a funded status of 101% versus 93%. The net periodic benefit expense for 2009 at the remeasurement date was reduced by $24 million to $298 million from the original estimate of $322 million.

The measurement date for the determination of pension income for fiscal year 2008 was February 3, 2008. The year-end measurement date of January 31, 2009 was used to record the funded status of the plan and to determine 2009 pension expense.

On February 3, 2008, we adopted new pension accounting guidance and transitioned to a fiscal year-end measurement date by remeasuring primary plan assets and benefit obligations as of the beginning of 2008. As a result, we recorded an increase of $26 million, net of tax, to 2008 opening retained earnings for the transition adjustment to recognize three months of net periodic benefit income from October 31, 2007 to February 2, 2008. In addition, we recorded a decrease of $343 million, net of tax, to the 2008 opening balance of accumulated other comprehensive income, a component of net equity, to reflect the changes in fair value of plan assets and the benefit obligation from October 31, 2007 to February 2, 2008, which included an increase in the discount rate from 6.46% to 6.54%. The expected return on plan assets was unchanged at 8.9%.

Defined Benefit Pension Plans

Primary Plan — Funded

The primary plan is a funded non-contributory qualified pension plan. The primary plan, initiated in 1966, was closed to new entrants on January 1, 2007. As of 2009, the primary plan had approximately 156,000 plan participants of whom about half were active and about 91% were vested. The plan is funded by Company contributions to a trust fund, which are held for the sole benefit of participants and beneficiaries.

Supplemental Retirement Plans — Unfunded

We have unfunded supplemental retirement plans, which provide retirement benefits to certain management associates. We pay ongoing benefits from operating cash flow and cash investments. The plans are a Supplemental Retirement Program and a Benefit Restoration Plan. Participation in the Supplemental Retirement Program is limited to associates who were annual incentive-eligible management associates as of December 31, 1995. Benefits for these plans are based on length of service and final average compensation. The Benefit Restoration Plan is intended to make up benefits that could not be paid by the primary plan due to governmental limits on the amount of benefits and the level of pay considered in the calculation of benefits. The Supplemental Retirement Program is a non-qualified plan that was designed to allow eligible management associates to retire at age 60 with retirement income comparable to the age 65 benefit provided under the primary plan and Benefit Restoration Plan. In addition, the Supplemental Retirement Program offers participants who leave between ages 60 and 62 benefits equal to the estimated social security benefits payable at age 62. The Supplemental Retirement Program also continues Company-paid term life insurance at a declining rate until it is phased out at age 70. Associate-paid term life insurance through age 65 is continued under a separate plan (Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates).

Pension Expense/(Income) for Defined Benefit Pension Plans

Pension expense is based upon the annual service cost of benefits (the actuarial cost of benefits attributed to a period) and the interest cost on plan liabilities, less the expected return on plan assets for the primary plan. Differences in actual experience in relation to assumptions are not recognized immediately but are deferred and amortized over the average remaining service period of about seven years for the primary plan, subject to a corridor as permitted under pension plan accounting. The components of net periodic pension expense/(income) were as follows:

Pension Plan Expense/(Income)

	2009			2008			2007
($ in millions)	Primary Plan	Supp. Plans	Total	Primary Plan	Supp. Plans	Total	Primary Plan	Supp. Plans	Total
Service cost	$80	$3	$83	$87	$4	$91	$93	$4	$97
Interest cost	253	17	270	237	20	257	218	23	241
Projected return on assets	(304)	-	(304)	(457)	-	(457)	(415)	-	(415)
Amortization of actuarial loss	269	19	288	-	19	19	7	25	32

Net periodic pension plan expense/(income)	$298	$39	$337	$(133)	$43	$(90)	$(97)	$52	$(45)

The defined benefit plan pension expense/(income) shown in the above table is included as a separate line item on the Consolidated Statements of Operations.

Assumptions

The weighted-average actuarial assumptions used to determine expense/(income) for 2009, 2008 and 2007 were as follows:

	2009		2008	2007
Expected return on plan assets	8.4%		8.9%	8.9%
Discount rate	6.86	%(1)	6.54%	5.85%
Salary increase	4.7	%(2)	4.7%	4.7%

(1) For the first four months of 2009, the initial discount rate was 6.95% as determined by the January 31, 2009 annual measurement. The discount rate was revised to 6.86% on the remeasurement date of May 18, 2009. The supplemental plans and retiree medical plans used 6.95% for the year, since those plans were not subject to remeasurement.

(2) The salary scale assumptions at January 31, 2009 assumed a 0% pay increase in 2009 and 2.4% increase in 2010 to reflect our short-term salary progression, but overall did not impact the long-term assumption for salary progression rate. Upon remeasurement on May 18, 2009, the salary progression rate was revised to a 0% pay increase for 2009 and 4.7% in 2010 and beyond.

The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date), except for 2008, which reflected the rate change from the prior year discount rate pension obligation due to the adoption of the measurement date provision. The discount rate used was based on an externally published yield curve determined by the plan’s actuary. The yield curve is a hypothetical AA yield curve represented by a series of bonds ranging in maturity from six months to 30 years, designed to match the corresponding pension benefit cash payments to retirees.

The expected return on plan assets is based on the plan’s long-term asset allocation policy, historical returns for plan assets and overall capital market returns, taking into account current and expected market conditions. As a result of the 2008 negative returns in the capital markets and lowered expected future returns, we reduced the expected rate of return assumption to 8.4% from 8.9% beginning in 2009.

The salary progression rate to measure pension expense was based on age ranges and projected forward. The initial salary progression rate used to determine 2009 pension expense reflected a freeze on merit increases for 2009, a moderate increase in 2010 and resuming with the historical salary increase trend in 2011. However, upon remeasurement on May 18, 2009, this assumption was revised to reflect the resumption of the historical salary progression rate of 4.7% in 2010.

Funded Status

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the primary and supplemental pension plans. As of the end of 2009, the funded status of the primary plan was approximately 100%. The projected benefit obligation (PBO) is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. For 2009 and 2008, assets used in calculating the funded status were measured at fair value at January 30, 2010 and January 31, 2009. Under the Employee Retirement Income Security Act of 1974 (ERISA), the funded status of the plan exceeded 100% as of December 31, 2009 and 2008, the qualified pension plan’s year end.

Obligations and Funded Status

	Primary Plan				Supplemental Plans
($ in millions)	2009		2008		2009		2008
Change in PBO
Beginning balance	$3,725		$3,728		$257	(1)	$369
Service cost	80		87		3		4
Interest cost	253		237		17		20
Measurement date change	-		(3)		-		(57)
Amendments	-		1		-		2
Actuarial loss/(gain)	512		(95)		16		(5)
Benefits (paid)	(244)		(230)		(36)		(81)

Balance at measurement date	$4,326		$3,725		$257		$252

Change in fair value of plan assets
Beginning balance	$3,450		$5,758		$-		$-
Measurement date change	-		(518)		-		-
Company contributions	340		-		36		81
Actual return/(loss) on assets(2)	768		(1,560)		-		-
Benefits (paid)	(244)		(230)		(36)		(81)

Balance at measurement date	$4,314		$3,450		$-		$-

Funded status of the plan	$(12	)(3)	$(275	)(3)	$(257	)(4)	$(252	)(4)

(1) Opening balance increased from prior year end due to the former Eckerd supplemental plan whose obligations in previous years were included in other liabilities of discontinued operations.

(2) Includes plan administrative expenses.

(3) Included in other liabilities in the Consolidated Balance Sheets.

(4) $33 million in 2009 and $25 million in 2008 were included in other accounts payable and accrued expenses on the Consolidated Balance Sheets, and the remaining amounts were included in other liabilities.

The funded status of the primary plan improved by $263 million. Positive capital market returns coupled with the discretionary contribution of common stock, discussed in the contributions section of this footnote, more than offset the negative impact on the benefit obligation from a decline in the discount rate. The actual one-year return on pension plan assets at the measurement date was 22.3% in 2009, bringing the cumulative return since inception of the plan to 8.7%.

The following pre-tax amounts were recognized in accumulated other comprehensive (loss)/income as of January 30, 2010 and January 31, 2009:

	Primary Plan			Supplemental Plans
($ in millions)	2009		2008	2009		2008
Net loss	$2,089	(1)	$2,310	$154	(1)	$157
Prior service cost	1		1	2		2

	$2,090		$2,311	$156		$159

(1) Approximately $237 million for the primary plan and $19 million for the supplemental plans are expected to be amortized from accumulated other comprehensive (loss)/income into net periodic benefit expense/(income) in 2010.

Assumptions to Determine Obligations

The weighted-average actuarial assumptions used to determine benefit obligations at the January 30, 2010, January 31, 2009 and October 31, 2007 measurement dates were as follows:

	2009	2008		2007
Discount rate	5.90%	6.95%		6.46%
Salary progression rate(1)	4.7%	4.7	%(1)	4.7%

(1) The salary scale assumptions at the January 31, 2009 measurement date assumed 0% pay increases in 2009 and 2.4% increases in 2010 to reflect our short-term salary progression, but overall did not impact the long-term assumption for salary progression rate. Upon remeasurement on May 18, 2009, the salary progression rate was revised to 0% for 2009 and 4.7% for 2010 and beyond.

We use the Retirement Plans 2000 Table of Combined Healthy Lives (RP 2000 Table), projected using Scale AA to forecast mortality improvements into the future to 2016 for annuitants and 2024 for non-annuitants.

Accumulated Benefit Obligation (ABO)

The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for our primary plan was $4.0 billion as of January 30, 2010 and $3.4 billion as of January 31, 2009. At January 30, 2010, plan assets of $4.3 billion for the primary plan were above the ABO. The ABO for our unfunded supplemental pension plans was $227 million as of January 30, 2010 and $216 million as of January 31, 2009.

Primary Plan Asset Allocation

The target allocation ranges for each asset class, as well as the fair value of each asset class as a percent of the total fair value of pension plan assets as of January 30, 2010 and January 31, 2009, were as follows:

		Plan Assets
	Target Allocation Ranges	January 30, 2010	January 31, 2009
Asset Class
Equity	60% - 75%	70%	64%
Fixed income	15% - 30%	20%	22%
Real estate	5% - 15%	8%	14%
Cash and other	0% - 5%	2%	0%

Total		100%	100%

Asset Allocation Strategy

The pension plan’s investment strategy is designed to provide a rate of return that, over the long term, increases the ratio of plan assets to liabilities by maximizing investment return on assets, at an appropriate level of volatility risk. The plan’s asset portfolio is actively managed and invested primarily in equity securities, which have historically provided higher returns than debt portfolios, balanced with fixed income (i.e., debt securities) and other asset classes to maintain an efficient risk/return diversification profile. This strategy allows the pension plan to serve as a funding vehicle to secure benefits for associates, while at the same time being cost effective. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth-oriented and value-oriented investments and U.S. and non-U.S. securities. Investment types, including high-yield versus investment-grade debt securities, illiquid assets such as real estate, the use of derivatives and Company securities are set forth in written guidelines established for each investment manager and monitored by the plan’s management team. In conjunction with the 2009 voluntary contribution of JCPenney common stock, the plan holds 4.7% of its assets in the stock. ERISA rules allow plans to invest up to 10% of a plan’s assets in their company’s stock. The plan’s asset allocation policy is designed to meet the plan’s future pension benefit obligations. Under the policy, asset classes are periodically reviewed and rebalanced as necessary, to ensure that the mix continues to be appropriate relative to established targets and ranges. In conjunction with our policy, during 2009, we slightly rebalanced the target allocation mix to initiate our long-term goal to move from an equity-weighted to a fixed income-weighted investment strategy.

We have an internal Benefit Plans Investment Committee (BPIC), which consists of senior executives who have established a review process of asset allocation and investment strategies and oversee risk management practices associated with the management of the plan’s assets. Key risk management practices include having an established and broad decision-making framework in place, focused on long-term plan objectives. This framework consists of the BPIC and various third parties, including investment managers, an investment consultant, an actuary and a trustee/custodian. The funded status of the plan is monitored on a continuous basis, including quarterly reviews with updated market and liability information. Actual asset allocations are monitored monthly and rebalancing actions are executed at least quarterly, if needed. To manage the risk associated with an actively managed portfolio, the plan’s management team reviews each manager’s portfolio on a quarterly basis and has written manager guidelines in place, which are adjusted as necessary to ensure appropriate diversification levels. Also, annual audits of the investment managers are conducted by independent auditors. Finally, to minimize operational risk, we utilize a master custodian for all plan assets, and each investment manager reconciles its account with the custodian at least quarterly.

Fair Value of Primary Plan Assets

The table below provides the fair values of the primary plan’s assets as of January 30, 2010, by major class of asset. See Note 1 for a definition of the levels.

($ in millions)	Investments at Fair Value as of January 30, 2010
	Level 1	Level 2	Level 3	Total
Cash	$2	$-	$-	$2
Common collective trusts	-	64	-	64

Cash and cash equivalents total	2	64	-	66

Common collective trusts	-	577	-	577
Equity securities	2,201	2	-	2,203
Private equity	-	-	252	252

Equity securities total	2,201	579	252	3,032

Common collective trusts	-	597	-	597
Corporate bonds	-	190	-	190
Government and mortgage-backed securities	-	26	-	26
Other fixed income	-	44	-	44

Fixed income total	-	857	-	857

Real estate	107	28	231	366

Real estate total	107	28	231	366

Total investment assets at fair value	$2,310	$1,528	$483	$4,321

Accounts payable, net				(7)

Total				$4,314

Following is a description of the valuation methodologies used for primary plan assets measured at fair value:

Cash – Cash is valued at cost which approximates fair value, and is classified as level 1 of the fair value hierarchy.

Common Collective Trusts – Common collective trusts are pools of investments within cash equivalents, equity and fixed income that are benchmarked off a comparable index. They are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets. The underlying assets are valued at NAV and are classified as level 2 of the fair value hierarchy.

Equity Securities – Equity securities are common stocks and preferred stocks valued based on the price of the security as listed on an open active exchange and classified as level 1 of the fair value hierarchy, as well as warrants and preferred stock that are valued at a price, which is based on a broker quote in an over-the-counter market, and are classified as level 2 of the fair value hierarchy.

Private Equity – Private equity is composed of interests in private equity funds valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets and/or common stock of privately held companies. There are no observable market values for private equity funds. The valuations for the funds are derived using a combination of different methodologies including (1) the market approach, which consists of analyzing market transactions for comparable assets, (2) the income approach using the discounted cash flow model, or (3) cost method. Private equity funds also provide audited financial statements. Private equity investments are classified as level 3 of the fair value hierarchy.

Corporate Bonds – Corporate bonds are valued at a price which is based on observable market information in primary markets or a broker quote in an over-the-counter market, and are classified as level 2 of the fair value hierarchy.

Government and Mortgage-Backed Securities – Government securities are valued at a price based on a broker quote in an over-the-counter market and classified as level 2 of the fair value hierarchy. Mortgage-backed securities are valued at a price based on observable market information or a broker quote in an over-the-counter market and classified as level 2 of the fair value hierarchy.

Real Estate – Real estate is comprised of public and private real estate investments. Real estate investments through registered investment companies that trade on an exchange are classified as level 1 of the fair value hierarchy. Investments through open end private real estate funds that are valued at the reported NAV are classified as level 2 of the fair value hierarchy. Private real estate investments through partnership interests that are valued based on different methodologies including discounted cash flow, direct capitalization and market comparable analysis are classified as level 3 of the fair value hierarchy.

Other Fixed Income – Other fixed income is composed of futures contracts, option contracts, swap contracts and other fixed income derivatives and is based on broker quote in an over-the-counter market and is classified as level 2 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the primary plan’s level 3 investment assets for the year ended January 30, 2010:

Level 3 Investment Assets

Year ended January 30, 2010

($ in millions)	Private Equity Funds	Real Estate
Balance, beginning of year	$276	$377
Realized gains	10	-
Unrealized (losses)	(45)	(156)
Purchases and issuances	31	11
Sales, maturities and settlements	(20)	(1)

Balance, end of year	$252	$231

Contributions

Consistent with our discretionary contribution practice, we elected to make a voluntary contribution of JCPenney common stock to the primary plan in 2009. The contribution was valued at $340 million, based on a price of $25.39 per share, reflecting a 6.5% discount to the closing price on May 18, 2009. In 2008, based on management’s goal of maintaining a strong corporate liquidity position during the

Bridge Plan period, we did not make any voluntary cash contributions to the primary plan. Due to our past aggressive funding of the pension plan and overall positive growth in plan assets since plan inception, there will not be any required cash contribution for funding of plan assets in either 2010 or 2011 under ERISA, as amended by the Pension Protection Act of 2006. However, we may make discretionary voluntary contributions taking into account liquidity and capital resource availability and capital market conditions.

Our contributions to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2010 are anticipated to be approximately $34 million. The expected contributions for 2010 have increased from $25 million in the prior year due to an increase in supplemental retirement plan benefit payouts. Benefits are paid in the form of five equal annual installments to participants and no election as to the form of benefit is provided for in the unfunded plans.

Estimated Future Benefit Payments

($ in millions)	Primary Plan Benefits(1) (2)	Supplemental Plan Benefits(1)
2010	$246	$34
2011	253	31
2012	263	29
2013	274	22
2014	285	22
2015-2019	1,585	103

(1) Does not include plan administrative expenses.

(2) Primary plan benefits are paid from the JCPenney Pension Plan Trust.

Other Benefit Plans

Postretirement Benefits — Medical and Dental

We provide medical and dental benefits to retirees through a contributory medical and dental plan based on age and years of service. We provide a defined dollar commitment toward retiree medical premiums.

Effective June 7, 2005, we amended the medical plan to reduce our subsidy to post-age 65 retirees and spouses by 45% beginning January 1, 2006, and then fully eliminated the subsidy after December 31, 2006. As disclosed previously, the postretirement benefit plan was amended in 2001 to reduce and cap the per capita dollar amount of the benefit costs that would be paid by the plan. Thus, changes in the assumed or actual health care cost trend rates do not materially affect the accumulated postretirement benefit obligation or our annual expense.

Postretirement Plan (Income)

($ in millions)	2009	2008	2007
Service cost	$-	$1	$1
Interest cost	1	1	1
Amortization of prior service (credit)	(26)	(27)	(31)

Net periodic postretirement benefit (income)	$(25)	$(25)	$(29)

The net periodic postretirement benefit is included in SG&A expenses in the Consolidated Statements of Operations. The discount rates used for the postretirement plan are the same as those used for the defined benefit plans, as disclosed on page F-26, for all periods presented.

Funded Status

The table below provides a reconciliation of benefit obligations, plan assets and the funded status of the postretirement plan. The accumulated postretirement benefit obligation (APBO) is the present value of benefits earned to date by plan participants.

Obligations and Funded Status

($ in millions)	2009		2008
Change in APBO
Beginning balance	$18		$19
Service cost	-		1
Interest cost	1		1
Participant contributions	13		12
Actuarial loss	-		1
Benefits (paid)	(14)		(16)

Balance at measurement date	$18		$18

Change in fair value of plan assets
Beginning balance	$-		$-
Participant contributions	12		12
Company contributions	2		4
Benefits (paid)	(14)		(16)

Balance at measurement date	$-		$-

Funded status of the plan	$(18	)(1)	$(18	)(1)

(1) Of the total accrued liability, $3 million for 2009 and $4 million for 2008 was included in other accounts payable and accrued expenses in the Consolidated Balance Sheets, and the remaining amounts were included in other liabilities.

The following pre-tax amounts were recognized in accumulated other comprehensive (loss)/income as of January 30, 2010 and January 31, 2009:

	Postretirement Plans
($ in millions)	2009		2008
Net (gain)	$(12	)(1)	$(14)
Prior service (credit)	(93	)(1)	(117)

	$(105)		$(131)

(1) In 2010, approximately $(1) million and $(25) million, respectively, of the net (gain) and prior service (credit) for the postretirement plan are expected to be amortized from accumulated other comprehensive loss into net periodic postretirement benefit (income).

Cash Contributions

The postretirement benefit plan is not funded and is not subject to any minimum regulatory funding requirements. We estimate that in 2010 we will contribute $3 million toward retiree medical premiums.

Estimated Future Benefit Payments

($ in millions)	Other Postretirement Benefits(1)
2010	$3
2011	3
2012	3
2013	2
2014	2
2015-2019	7

(1) Does not include plan administrative expenses.

Defined Contribution Plans

The Savings, Profit-Sharing and Stock Ownership Plan (Savings Plan) is a qualified defined contribution plan, a 401(k) plan, available to all eligible associates. Effective January 1, 2007, all associates who are age 21 or older are immediately eligible to participate in and contribute a percentage of their pay to the Savings Plan. Previously, associates had to complete at least 1,000 hours of service within an eligibility period (generally a period of 12 consecutive months) and be age 21 to be eligible to participate in the plan. Beginning in plan year 2007, eligible associates, who have completed one year and at least 1,000 hours of service within an eligibility period, are offered a fixed matching contribution equal to 50% of the first 6% of pay contributed by the associate. We may make additional discretionary matching contributions. This fixed plus discretionary match replaced the former contribution of an amount equal to 4.5% of available profits plus discretionary contributions, which was effective through plan year 2006. Effective with the 2007 plan year, matching contributions fully vest after three years. Matching contributions made through plan year 2006 vest over a five-year period at 20% per year of service. Our contributions in 2006 were invested in our common stock, with associates having the option of reinvesting matching contributions made in stock into a variety of investment options. After 2006, our matching contributions are credited to associates’ accounts in accordance with their investment elections.

The Savings Plan includes a non-contributory retirement account. Participants who are hired or rehired on or after January 1, 2007 and who have completed at least 1,000 hours of service within an eligibility period receive a Company contribution in an amount equal to 2% of the participants’ annual pay. This Company contribution is in lieu of the primary pension benefit that was closed to associates hired or rehired on or after that date. Participating associates are fully vested after three years.

In addition to the Savings Plan, we sponsor the Mirror Savings Plan, which is a non-qualified contributory unfunded defined contribution plan offered to certain management associates. This plan supplements retirement savings under the Savings Plan for eligible management associates who choose to participate in it. The plan’s investment options generally mirror the traditional Savings Plan investment options. The Mirror Savings Plan investment balances have declined in conjunction with the declines in the capital markets, which decreased our benefit liability, and resulted in an actuarial gain of $23 million. This gain has been recorded through accumulated other comprehensive income.

Similar to the supplemental retirement plans, the Mirror Savings Plan benefits are paid from our operating cash flow and cash investments.

The expense for these plans, which was predominantly included in SG&A expenses on the Consolidated Statements of Operations, was as follows:

($ in millions)	2009	2008	2007
Savings Plan – 401(k)	$55	$52	$51
Savings Plan – retirement account	8	4	1
Mirror Savings Plan	2	6	7

Total	$65	$62	$59

17) Real Estate and Other, Net

($ in millions)	2009	2008	2007
Real estate activities	$(34)	$(39)	$(39)
Net gains from sale of real estate	(2)	(10)	(10)
Impairments and other	41	24	3

Total expense/(income)	$5	$(25)	$(46)

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

In 2009, impairment charges totaled $42 million and were primarily related to seven underperforming department stores and other corporate assets. Included in the $42 million is an impairment charge of $3 million relating to a corporate asset that was disposed of by year-end. Of the seven stores, three will continue to operate in their existing locations while the remaining stores are candidates for relocation or closure. In 2008, impairment charges of $21 million primarily related to a department store, a real estate joint venture and other corporate assets.

18) Income Taxes

Our deferred tax assets and liabilities as of January 30, 2010 and January 31, 2009 were as follows:

	2009				2008
($ in millions)	Deferred Tax Assets		Deferred Tax (Liabilities)		Deferred Tax Assets		Deferred Tax (Liabilities)
Current
Merchandise inventory	$51		$-		$48		$-
Accrued vacation pay	42		-		48		-
Gift cards	61		-		56		-
Capitalized advertising costs	-		(12)		-		(19)
Other	46	(1)	(51	)(2)	64	(1)	(49	)(2)

Total current	200		(63)		216		(68)

Net current assets	137	(3)			148	(3)

Non-current
Depreciation and amortization	-		(1,031)		-		(909)
Pension and other retiree obligations	119		-		224		-
Stock-based compensation	56		-		51		-
Mirror Savings Plan	23		-		32		-
Accrued rent	21		-		12		-
Leveraged leases	-		(195)		-		(214)
State taxes	48		-		37		-
Unrealized gain/loss	-		(35)		-		(8)
Workers’ compensation/general liability	104		-		95		-
Other(4)	74		(1)		82		(1)

Total non-current	$445		$(1,262)		$533		$(1,132)

Net non-current (liabilities)			$(817)				$(599)

Total net deferred tax (liabilities)			$(680)				$(451)

(1) Includes tax items related to accruals for sales returns, miscellaneous benefit plans and discontinued operations.

(2) Includes tax items related to property taxes and prepaid expenses.

(3) Included in income taxes receivable on our Consolidated Balance Sheets.

(4) Includes tax items related to environmental cleanup costs and discontinued operations.

We anticipate that we will generate sufficient pre-tax income in the future to realize the full benefit of the deferred tax assets related to future deductible amounts. Accordingly, a valuation was not required at year-end 2009 or 2008.

Income taxes receivable on our Consolidated Balance Sheets included current income taxes receivable of $258 million at the end of 2009 and $204 million at the end of 2008, in addition to the net current deferred tax assets shown above.

Unrecognized tax benefits totaled $165 million as of January 30, 2010, compared to $192 million as of January 31, 2009. A reconciliation of unrecognized tax benefits is as follows:

($ in millions)	2009	2008	2007
Beginning balance	$192	$160	$181
Additions for tax positions related to the current year	-	32	22
Additions for tax positions of prior years	37	11	-
Reductions for tax positions of prior years	(1)	(5)	-
Settlements and effective settlements with tax authorities	(59)	(6)	(43)
Expirations of statute	(4)	-	-

Balance at end of year	$165 (1)	$192 (1)	$160	(1)

(1) Includes $7 million, $7 million and $12 million related to discontinued operations at the end of 2009, 2008 and 2007, respectively.

As of the end of 2009, 2008 and 2007 the uncertain tax position balance included $75 million, $70 million and $70 million, respectively, that, if recognized, would lower the effective tax rate and would be reduced upon settlement by $26 million, $24 million and $24 million, respectively, related to the federal tax deduction of state taxes. The remaining amounts reflected tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Due to deferred tax accounting, other than any interest or penalties incurred, the disallowance of the shorter deductibility period would not impact the effective tax rate, but would accelerate payment to the taxing authority.

Over the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could be reduced by $55 million ($4 million of which would impact the effective tax rate) if our tax position is sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance.

We recognized $1 million of interest expense in both 2009 and 2008 and $25 million of interest income in 2007 related to unrecognized tax benefits. We did not have any penalties in any year presented. Accrued interest related to unrecognized tax benefits was $2 million as of January 30, 2010, and $1 million as of January 31, 2009.

The components of our income tax expense for continuing operations were as follows:

($ in millions)	2009	2008	2007
Current
Federal and foreign	$59	$153	$510
State and local	24	25	89

	83	178	599

Deferred
Federal and foreign	65	140	15
State and local	6	25	4

	71	165	19

Total	$154	$343	$618

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is as follows:

(percent of pre-tax income)	2009	2008	2007
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local income tax, less federal income tax benefit	4.7 (1)	3.6	3.5
Tax effect of dividends on ESOP shares	(1.2)	(0.5)	(0.3)
Other permanent differences and credits	(0.3)	(0.4)	(2.3)

Effective tax rate for continuing operations	38.2%	37.7%	35.9%

(1) The increase from the prior year was primarily due to state audit and legislative activity in 2009.

The income tax rate for 2007 was lower than it otherwise would have been due to the release of income tax reserves resulting from the favorable resolution of prior year tax matters.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are no longer subject to U.S. Federal examinations by tax authorities for years before 2009. Our U.S. income tax returns for 2007 and 2008 have been audited and we expect resolution of issues pertaining to those years to occur in 2010. We are audited by the taxing authorities of virtually all states and certain foreign countries and are subject to examination by these taxing jurisdictions for years generally after 2005.

19) Litigation, Other Contingencies and Guarantees

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

As of January 30, 2010, we estimated our total potential environmental liabilities to range from $49 million to $60 million and recorded our best estimate of $53 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

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

20) Discontinued Operations

Our consolidated financial statements reflect activity related to operations we discontinued prior to 2006, and consisted primarily of adjustments reflecting management’s ongoing review and true-up of reserves for discontinued operations, including tax reserves.

Discontinued Operations

($ in millions, except per share data)	2009	2008	2007
Income from discontinued operations	$3	$2	$10
Income tax expense/(benefit) related to discontinued operations	1	(3)	4

Total income from discontinued operations, net of income taxes	$2	$5	$6

Diluted EPS for discontinued operations	$0.01	$0.03	$0.03

We do not expect previously discontinued operations to have a future material impact on our results of operations, financial condition or liquidity.

21) Quarterly Results of Operations (Unaudited)

The following is a summary of our quarterly unaudited consolidated results of operations for 2009 and 2008:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
($ in millions, except per share data)	2009	2008	2009	2008	2009	2008	2009	2008
Total net sales	$3,884	$4,127	$3,943	$4,282	$4,179	$4,318	$5,550	$5,759
Gross margin	1,574	1,650	1,520	1,606	1,696	1,664	2,120	1,995
SG&A expenses	1,255	1,317	1,242	1,270	1,376	1,320	1,509	1,488
Income/(loss) from continuing operations	25	120	(1)	116	27	123	198	208
Discontinued operations	-	-	-	1	-	1	2	3

Net income/(loss)	$25	$120	$(1)	$117	$27	$124	$200	$211

Diluted EPS(1):
Continuing operations	$0.11	$0.54	$-	$0.52	$0.11	$0.55	$0.84	$0.94
Discontinued operations	-	-	-	-	-	0.01	-	0.01

Net income	$0.11	$0.54	$-	$0.52	$0.11	$0.56	$0.84	$0.95

(1) Per share amounts are computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of January 23, 2002, between JCP and Company	8-K	001-15274	2	01/28/2002

3.1	Restated Certificate of Incorporation of the Company, as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006

3.2	Bylaws of Company, as amended to February 24, 2010	8-K	001-15274	3.1	03/01/2010

4.1	Indenture, dated as of October 1, 1982, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4(a)	04/19/1994

4.2	First Supplemental Indenture, dated as of March 15, 1983, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4(b)	04/19/1994

4.3	Second Supplemental Indenture, dated as of May 1, 1984, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4(c)	04/19/1994

4.4	Third Supplemental Indenture, dated as of March 7, 1986, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-03882	4(d)	03/11/1986

4.5	Fourth Supplemental Indenture, dated as of June 7, 1991, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-41186	4(e)	06/13/1991

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
4.6	Fifth Supplemental Indenture, dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of October 1, 1982	10-K	001-15274	4(o)	04/25/2002

4.7	Indenture, dated as of April 1, 1994, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-53275	4(a)	04/26/1994

4.8	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994	10-K	001-15274	4(p)	04/25/2002

4.9	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Institution) to Indenture dated as of April 1, 1994	10-Q	001-15274	4	09/06/2002

Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the SEC upon request.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.1	Credit Agreement dated as of April 8, 2009 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Wachovia Bank, National Association, as LC Agent	8-K	001-15274	10.1	04/13/2009

10.2	Guarantee and Collateral Agreement dated as of April 8, 2009 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and JPMorgan Chase Bank, N. A., as Administrative Agent	8-K	001-15274	10.2	04/13/2009

10.3	Asset Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., Eckerd Fleet, Inc., CVS Pharmacy, Inc. and CVS Corporation	10-K	001-15274	10(i)(e)	04/08/2004

10.4	Stock Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., TDI Consolidated Corporation, and The Jean Coutu Group (PJC) Inc.	10-K	001-15274	10(i)(f)	04/08/2004

10.5	Amendment and Waiver No. 1 to Asset Purchase Agreement dated as of July 30, 2004, among CVS Pharmacy, Inc., CVS Corporation, J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., and Eckerd Fleet, Inc.	10-Q	001-15274	10.1	09/08/2004

10.6	First Amendment to Stock Purchase Agreement dated as of July 30, 2004, among The Jean Coutu Group (PJC) Inc., J. C. Penney Company, Inc., and TDI Consolidated Corporation	10-Q	001-15274	10.2	09/08/2004

10.7	CN Rescission Agreement dated as of August 25, 2004, among CVS Corporation, CVS Pharmacy, Inc., certain CVS affiliates, and J.C. Penney Company, Inc.	10-Q	001-15274	10.3	09/08/2004

10.8**	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan	10-K	001-00777	10(k)	04/24/1989

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.9**	J. C. Penney Company, Inc. 1989 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	04/18/1989

10.10**	February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan	10-K	001-00777	10(ii)(k)	04/18/1995

10.11**	February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended	10-K	001-00777	10(ii)(k)	04/16/1996

10.12**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	001-00777	B	04/20/1993

10.13**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	04/18/1995

10.14**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	04/25/1990

10.15**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	04/11/1997

10.16**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	04/11/2001

10.17**	J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	03/31/2009

10.18**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated effective July 1, 2007	10-Q	001-15274	10.1	09/12/2007

10.19**	Term Sheet dated as of October 27, 2004, between the Company and M. E. Ullman, III	10-Q	001-15274	10.1	12/07/2004

10.20**	Letter Agreement dated as of March 18, 2005, between the Company and M. E. Ullman, III	8-K	001-15274	10.1	03/22/2005

10.21**	Notice of Restricted Stock Unit Award to M. E. Ullman, III, dated as of December 1, 2004	10-Q	001-15274	10.3	12/07/2004

10.22**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	02/15/2005

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.23**	Form of Notice of Restricted Stock Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.2	02/15/2005

10.24**	Form of Notice of Grant of Stock Option(s) under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.3	02/15/2005

10.25**	Form of Director’s election to receive all/portion of annual cash retainer in J. C. Penney Company, Inc. common stock (J. C. Penney Company, Inc. 2001 Equity Compensation Plan)	8-K	001-15274	10.4	02/15/2005

10.26**	Form of Notice of Restricted Stock Award – Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	02/15/2005

10.27**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.6	02/15/2005

10.28**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.7	02/15/2005

10.29**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	02/15/2005

10.30**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.9	02/15/2005

10.31**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	05/24/2005

10.32**	Form of Notice of Grant of Stock Option(s), Special Stock Option Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	05/31/2005

10.33**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	05/31/2005

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.34**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005

10.35**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	09/26/2007

10.36**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.4	03/27/2006

10.37**	Form of Notice of Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.5	03/27/2006

10.38**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	05/19/2006

10.39**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	05/19/2006

10.40**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.3	05/19/2006

10.41**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	05/19/2006

10.42**	Summary of Non-Employee Director Compensation	10-Q	001-15274	10.1	09/10/2008

10.43**	Form of Notice of Grant of Stock Options for Executive Officers subject to Executive Termination Pay Agreements under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	08/07/2006

10.44**	JCP Management Incentive Compensation Program, effective December 31, 2007	8-K	001-15274	10.6	12/14/2007

10.45**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/15/2007

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.46**	Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	03/15/2007

10.47**	Form of Notice of 2007 Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.3	03/15/2007

10.48**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/07/2008

10.49**	2008 Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	03/07/2008

10.50**	Form of Notice of 2008 Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.3	03/07/2008

10.51**	JCP Change in Control Plan, effective December 31, 2007	8-K	001-15274	10.7	12/14/2007

10.52**	JCP Change in Control Plan, as amended and restated effective March 27, 2008	8-K	001-15274	10.1	04/02/2008

10.53**	JCP 2009 Change in Control Plan	10-K	001-15274	10.60	03/31/2009

10.54**	Form of Indemnification Trust Agreement between JCP and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended March 30, 1987	Def. Proxy Stmt.	001-00777	Exhibit 1 to Exhibit B	04/24/1987

10.55**	Second Amendment to Indemnification Trust Agreement between JCP and JPMorgan Chase Bank, effective as of January 27, 2002	10-K	001-15274	10.53	03/31/2009

10.56**	Third Amendment to Indemnification Trust Agreement between Company, JCP and JPMorgan Chase Bank, effective as of June 1, 2008	10-Q	001-15274	10.2	09/10/2008

10.57**	Form of Indemnification Agreement between Company, JCP and individual Indemnities, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	04/25/2002

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.58**	Special Rules for Reimbursements Subject to Code Section 409A under Indemnification Agreement between Company, JCP and individual Indemnities, adopted December 9, 2008	10-K	001-15274	10.56	03/31/2009

10.59**	Form of Notice of 2008 Supplemental Annual CEO Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	12/16/2008

10.60**	2009 Base Salaries, 2009 Target Incentive Opportunity Percentages and 2009 Equity Awards for Named Executive Officers	10-K	001-15274	10.66	03/31/2009

10.61**	JCP Mirror Savings Plan, amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.61	03/31/2009

10.62**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008 and as further amended through December 10, 2008	10-K	001-15274	10.62	03/31/2009

10.63**	Supplemental Retirement Program for Management Profit-Sharing Associates of JCP, as amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.63	03/31/2009

10.64**	JCP Benefit Restoration Plan, as amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.64	03/31/2009

10.65**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan, as amended through December 10, 2008	10-K	001-15274	10.65	03/31/2009

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.66**	Form of Notice of 2009 Annual CEO Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/17/2009

10.67**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.2	09/09/2009

10.68**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.3	09/09/2009

10.69**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.4	09/09/2009

10.70	Registration Rights Agreement dated May 18, 2009, by and between J. C. Penney Company, Inc. and Evercore Trust Company, N.A., as investment manager of a segregated account in the J. C. Penney Corporation, Inc. Pension Plan Trust	8-K	001-15274	10.1	05/21/2009

10.71	Consumer Credit Card Program Agreement by and between JCP and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	11/06/2009

10.72**	2010 Base Salaries, 2010 Target Incentive Opportunity Percentages, and 2010 Equity Awards for Named Executive Officers					†

10.73**	Form of Notice of 2010 Performance Unit Grant under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	8-K	001-15274	10.1	03/17/2010

12	Computation of Ratios of Earnings to Fixed Charges					†

18	Letter Regarding Change in Accounting Principles					†

21	Subsidiaries of the Registrant					†

23	Consent of Independent Registered Public Accounting Firm					†

24	Power of Attorney					†

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

101.INS	XBRL Instance Document					‡

101.SCH	XBRL Taxonomy Extension Schema Document					‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡