Form 10-Q
period 2010-05-01
J C PENNEY CO INC
filed 2010-06-09
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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
236,397,100 shares of Common Stock of 50 cents par value, as of June 4, 2010

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended May 1, 2010

i

Part I. Financial Information

Item 1. Unaudited Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

($ in millions, except per share data)	Three Months Ended
	May 1,	May 2,
	2010	2009

Total net sales	$3,929	$3,884
Cost of goods sold	2,299	2,310
Gross margin	1,630	1,574
Operating expenses:
Selling, general and administrative (SG&A)	1,289	1,255
Pension	64	90
Depreciation and amortization	125	120
Pre-opening	3	9
Real estate and other, net	(6)	(6)
Total operating expenses	1,475	1,468
Operating income	155	106
Net interest expense	59	63
Income before income taxes	96	43
Income tax expense	36	18
Net income	$60	$25

Earnings per share:
Basic	$0.25	$0.11
Diluted	$0.25	$0.11

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions)	May 1,	May 2,	Jan. 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash in banks and in transit	$220	$220	$163
Cash short-term investments	2,158	1,918	2,848
Cash and cash equivalents	2,378	2,138	3,011
Merchandise inventory	3,214	3,237	3,024
Income taxes receivable	357	320	395
Prepaid expenses and other	199	234	222
Total current assets	6,148	5,929	6,652
Property and equipment (net of accumulated
depreciation of $2,806, $2,550 and $2,701)	5,307	5,335	5,357
Other assets	626	481	572
Total Assets	$12,081	$11,745	$12,581

Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$1,303	$1,102	$1,226
Other accounts payable and accrued expenses	1,350	1,340	1,630
Current maturities of long-term debt	-	506	393
Total current liabilities	2,653	2,948	3,249
Long-term debt	2,999	2,999	2,999
Deferred taxes	833	608	817
Other liabilities	726	994	738
Total Liabilities	7,211	7,549	7,803

Stockholders' Equity
Common stock(1)	118	111	118
Additional paid-in capital	3,881	3,507	3,867
Reinvested earnings	2,036	1,940	2,023
Accumulated other comprehensive (loss)	(1,165)	(1,362)	(1,230)
Total Stockholders’ Equity	4,870	4,196	4,778

Total Liabilities and Stockholders’ Equity	$12,081	$11,745	$12,581

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 236, 222 and 236 million shares as of May 1, 2010, May 2, 2009 and January 30, 2010, respectively.

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Unaudited)

($ in millions)	Three Months Ended
	May 1,	May 2,
	2010	2009
Cash flows from operating activities:
Net income	$60	$25
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Asset impairments and other charges	3	3
Depreciation and amortization	125	120
Benefit plans expense	50	83
Stock-based compensation	12	10
Tax benefits from stock-based compensation	2	2
Deferred taxes	(3)	(1)
Change in cash from:
Inventory	(190)	22
Prepaid expenses and other assets	23	23
Merchandise accounts payable	77	(92)
Current income taxes payable	17	6
Accrued expenses and other	(261)	(135)
Net cash (used in)/provided by operating activities	(85)	66

Cash flows from investing activities:
Capital expenditures	(116)	(156)
Proceeds from sale of assets	4	-
Net cash (used in) investing activities	(112)	(156)

Cash flows from financing activities:
Payments of long-term debt, including capital leases	(393)	-
Financing costs	-	(30)
Dividends paid, common	(47)	(89)
Proceeds from stock options exercised	4	-
Excess tax benefits from stock-based compensation	1	-
Tax withholding payments reimbursed by restricted stock	(1)	(2)
Net cash (used in) financing activities	(436)	(121)
Cash flows from discontinued operations:
Operating cash flows	-	(3)
Investing cash flows	-	-
Financing cash flows	-	-
Total cash (paid for) discontinued operations	-	(3)
Net (decrease) in cash and cash equivalents	(633)	(214)
Cash and cash equivalents at beginning of year	3,011	2,352
Cash and cash equivalents at end of period	$2,378	$2,138

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

These Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The accompanying Interim Consolidated Financial Statements are unaudited but, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (2009 Form 10-K). We follow substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2009 Form 10-K. The January 30, 2010 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2009 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “three months ended May 1, 2010” and “three months ended May 2, 2009” refer to the 13 week periods ending May 1, 2010 and May 2, 2009, respectively.

Basis of Consolidation
All significant intercompany transactions and balances have been eliminated in consolidation.  Certain reclassifications were made to prior year amounts to conform to the current period presentation. None of the reclassifications affected our net income in any period.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2 – Earnings per Share

Net income and shares used to compute basic and diluted earnings per share (EPS) are reconciled below:

(in millions, except per share data)	Three Months Ended
	May 1,	May 2,
	2010	2009
Earnings:
Net income, basic and diluted	$60	$25
Shares:
Average common shares outstanding (basic shares)	236	222
Adjustment for assumed dilution:
Stock options and restricted stock awards	2	1
Average shares assuming dilution (diluted shares)	238	223
EPS:
Basic	$0.25	$0.11
Diluted	$0.25	$0.11

For the three months ended May 1, 2010 and May 2, 2009, 10 million and 13 million average potential shares of common stock, respectively, were excluded from the EPS calculation because their effect would have been anti-dilutive.

Note 3 – Supplemental Cash Flow Information

($ in millions)	Three Months Ended
	May 1,	May 2,
	2010	2009
Income taxes paid	$20	$9
Interest paid	117	120
Interest received	2	1

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
•
The leverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot exceed 3.5 to 1 from January 31, 2010 through October 30, 2010 and 3.0 to 1 thereafter.

•
The fixed charge coverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot be less than 2.25 to 1 through October 30, 2010, 2.5 to 1 from October 31, 2010 through October 29, 2011; and 3.0 to 1 thereafter.

•	The asset coverage ratio, which is calculated as of the last day of each fiscal month, cannot be less than 3.0 to 1.

As of May 1, 2010, we were in compliance with these requirements with a leverage ratio of 2.0 to 1, a fixed charge coverage ratio of 3.5 to 1 and an asset coverage ratio of 24 to 1.  No borrowings, other than the issuance of standby and import letters of credit totaling $133 million as of the end of the first quarter of 2010, have been made under the 2009 Credit Facility.

Note 5 – Long-Term Debt

On March 1, 2010 we repaid at maturity the remaining $393 million outstanding principal amount of JCP’s 8.0% Notes due 2010.

On April 26, 2010, we commenced a tender offer to purchase up to $300 million aggregate principal amount of JCP’s outstanding debt securities in the priority and upon the terms and subject to the conditions set forth in an Offer to Purchase and related Letter of Transmittal.  The tender offer expired on May 21, 2010, subsequent to the first quarter.  On May 24, 2010, we accepted for purchase $300 million principal amount of JCP’s outstanding 6.375% Senior Notes due 2036 (Notes), which were validly tendered pursuant to the cash tender offer. We paid approximately $314 million aggregate consideration, including accrued and unpaid interest, for the accepted Notes on May 25, 2010.

Also subsequent to the quarter, on May 24, 2010, we closed on our offering of $400 million aggregate principal amount of 5.65% Senior Notes due 2020 and used proceeds of the offering, net of underwriting discounts, of approximately $392 million to make a voluntary cash contribution to the J. C. Penney Corporation, Inc. Pension Plan.

During the first quarter of 2009, there were no scheduled debt maturities and no issuances of debt.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 – Fair Value Disclosures

We determined the fair value of our real estate investment trusts (REITs) using quoted market prices.  See Note 7 for the net unrealized gain of $30 million in REITs recorded in accumulated other comprehensive income, a component of net equity.  Our REIT assets measured at fair value on a recurring basis were as follows:

($ in millions)	REIT Assets at Fair Value
	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
May 1, 2010	$225	$-	$-	$225
May 2, 2009	117	-	-	117	1
January 30, 2010	178	-	-	178

Other Financial Instruments
Our financial instruments include cash and cash equivalents and long-term debt.  The carrying amount of our cash and cash equivalents approximates fair value because of the short maturity of these instruments.  The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  At May 1, 2010, long-term debt had a carrying value of $3.0 billion and a fair value of $3.2 billion.  At January 30, 2010, long-term debt, including current maturities had a carrying value of $3.4 billion and a fair value of $3.3 billion.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7 – Stockholders’ Equity

The following table shows the change in the components of stockholders’ equity for the first three months of 2010:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive (Loss)/Income		Total Stockholders’ Equity
January 30, 2010	236	$118	$3,867	$2,023	$(1,230	)(1)	$4,778
Net income	-	-	-	60	-		60
Other comprehensive income	-	-	-	-	65		65
Dividends declared, common	-	-	-	(47)	-		(47)
Vesting of share-based payments	-	-	14	-	-		14
May 1, 2010	236	$118	$3,881	$2,036	$(1,165	)(2)	$4,870

(1) Includes an unrealized gain in REITs of $63 million (shown net of a $35 million deferred tax liability) and actuarial (loss) and prior service (cost) for the pension and postretirement plans of $1,293 million (shown net of an $825 million deferred tax asset).
(2) Includes an unrealized gain in REITs of $93 million (shown net of a deferred tax liability of $52 million) and actuarial (loss) and prior service (cost) for the pension and postretirement plans of $1,258 million (shown net of an $802 million deferred tax asset).

Comprehensive Income
	Three Months Ended
($ in millions)	May 1, 2010	May 2, 2009
Net income	$60	$25
Other comprehensive income – net of tax:
Amortization of net actuarial gain and prior service cost	35	42
Unrealized gain in REITs	30	10
Total other comprehensive income	65	52
Total comprehensive income	$125	$77

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8 – Stock-Based Compensation

We grant stock-based compensation awards to employees (associates) and non-employee directors under our 2009 Long-Term Incentive Plan (2009 Plan).  As of May 1, 2010, there were 11.2 million shares of stock available for future grant under the 2009 Plan.

The following table presents total stock-based compensation costs and related income tax benefits :

($ in millions)	Three Months Ended
	May 1,	May 2,
	2010	2009
Stock awards (shares and units)	$4	$3
Stock options	8	7
Total stock-based compensation	$12	$10

Total related income tax benefits	$5	$4

Stock Options
On March 16, 2010, we made an annual grant of stock options covering approximately 2.7 million shares to associates at an option price of $30.72, with a fair value of $9.04 per option.

The following table summarizes stock options outstanding as of May 1, 2010, as well as activity during the three months then ended:

(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at January 30, 2010	13,561	$36
Granted	2,689	31
Exercised	(213)	17
Forfeited or expired	(218)	33
Outstanding at May 1, 2010	15,819	36

Exercisable at May 1, 2010	8,917	44

As of May 1, 2010, there was $50 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately one year.

Stock Awards
On March 16, 2010, we made a grant of approximately 964,000 restricted stock unit awards to associates, representing the annual grant under the 2009 Plan.  These awards consisted of approximately 574,000 time-based restricted stock units and approximately 390,000 performance-based stock units.  The time-based restricted stock units vest one-third on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time.  The performance-based unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2010 EPS (defined as per common share income from continuing operations, excluding any unusual and/or extraordinary

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

items as determined by the Human Resources and Compensation Committee of the Board). A payment of 100% of the target award would be achieved at EPS of $1.58.  In addition to the performance requirement, this award also includes a time-based vesting requirement, which is the same as the requirement for the time-based restricted stock unit award.  Upon vesting, both the time-based restricted stock units and the performance-based restricted stock units will be paid out in shares of JCPenney common stock.

In addition to the annual associate grant, the Company granted approximately 28,000 restricted stock units consisting of ad-hoc awards to associates and dividend equivalents on outstanding awards during the first quarter of 2010.

During the first quarter of 2010, in addition to the vesting of individual restricted stock awards, one-third, or approximately 111,000, of our March 2008 annual grant of time-based restricted stock unit awards vested.

The following table summarizes the non-vested stock awards (shares and units) as of May 1, 2010 and activity during the three months then ended:

(awards in thousands)	Non-Vested	Weighted- Average Grant
	Stock Awards	Date Fair Value
Non-vested at January 30, 2010	983	$28
Granted	992	31
Vested	(147)	49
Forfeited	(6)	44
Non-vested at May 1, 2010	1,822	28

As of May 1, 2010, there was $40 million of unrecognized compensation expense related to unearned associate stock awards which will be recognized over the remaining weighted-average vesting period of approximately one year.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9 – Retirement Benefit Plans

The components of net periodic benefit costs for our non-contributory qualified defined benefit pension plan (primary plan) and non-contributory supplemental pension plans for the three months ended May 1, 2010 and May 2, 2009 were as follows:

	Pension Plans
	Primary Plan		Supplemental		Total
($ in millions)	Three Months Ended		Three Months Ended		Three Months Ended
	May 1,	May 2,	May 1,	May 2,	May 1,	May 2,
	2010	2009	2010	2009	2010	2009
Service cost	$22	$18	$1	$1	$23	$19
Interest cost	62	63	4	4	66	67
Expected return on plan assets	(88)	(70)	-	-	(88)	(70)
Net amortization	59	70	4	4	63	74
Net periodic benefit expense	$55	$81	$9	$9	$64	$90

The components of the net periodic benefit of our contributory postretirement health and welfare plan were predominantly included in SG&A expenses on the Consolidated Statements of Operations and were as follows:

	Postretirement Health and Welfare Plan
($ in millions)	Three Months Ended
	May 1,	May 2,
	2010	2009
Service cost	$-	$-
Interest cost	-	-
Expected return on plan assets	-	-
Net amortization	(6)	(6)
Net periodic (income)	$(6)	$(6)

Defined Contribution Plans
Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) plan, a non-contributory retirement account and a non-qualified contributory unfunded mirror savings plan offered to certain management associates. Total expense for our defined contribution plans for the first quarters of 2010 and 2009 was $14 million and $15 million, respectively, and is predominately included in SG&A expense on the Consolidated Statements of Operations.

Employer Contributions
Our policy with respect to funding the primary plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Based on the funded status of our primary plan, we are not required to make a mandatory cash contribution to the primary plan under ERISA rules in 2010 or 2011; however, on May 24, 2010, we used net proceeds of approximately $392 million from the issuance of $400 million of 5.65% Senior Notes due 2020 to make a voluntary cash contribution to the primary plan.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10 – Real Estate and Other, Net

	Three Months Ended
($ in millions)	May 1,	May 2,
	2010	2009
Real estate activities	$(8)	$(9)
Other	2	3
Total (income)	$(6)	$(6)

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

As of May 1, 2010, we estimated our total potential environmental liabilities to range from $49 million to $60 million and recorded our best estimate of $50 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

As of May 1, 2010, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12 – Effect of New Accounting Standards

Fair Value Measurements
In January 2010, we adopted the guidance issued by the Financial Accounting Standards Board on improving annual disclosures about fair value measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of level 1 and level 2 categories and information on purchases, sales issuances, and settlements on a gross basis in the reconciliation of level 3 measurements.  The guidance was effective for us in the beginning of 2010, except for level 3 reconciliation disclosures, which will be effective for our 2010 year-end. Since these are “disclosure only” requirements, they do not have an impact on our consolidated financial statements.

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

This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. It should be read in conjunction with our consolidated financial statements as of January 30, 2010, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (2009 Form 10-K).  Unless otherwise indicated all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

First Quarter Highlights

•	We earned $0.25 per share, exceeding our initial expectations and significantly better than last year’s first quarter results of $0.11 per share.

•	Comparable store sales increased 1.6%, and represents our first comparable store sales increase since the second quarter of 2007.

•	Gross margin, at 41.4% of sales, improved 90 basis points compared to the gross margin rate in the same period last year.

•	We opened 38 Sephora inside JCPenney locations, bringing our total to 193 locations.

Recent Developments

On May 24, 2010, we closed on our offering of $400 million aggregate principal amount of 5.65% Senior Notes due 2020 and used proceeds of the offering, net of underwriting discounts, of approximately $392 million to make a voluntary cash contribution to the J. C. Penney Corporation, Inc. Pension Plan.  In addition, on May 24, 2010, we accepted for purchase $300 million principal amount of JCP’s outstanding 6.375% Senior Notes due 2036 (Notes), which were validly tendered pursuant to our cash tender offer to purchase up to $300 million aggregate principal amount of JCP’s outstanding debt securities that commenced on April 26, 2010. We paid approximately $314 million aggregate consideration, including accrued and unpaid interest, for the accepted Notes on May 25, 2010.  Associated with this tender offer, we will record approximately $20 million of premiums and fees in the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Results of Operations

Our first quarter 2010 results reflected an increase in sales over our first quarter 2009 and better-than-expected profitability.  Gross margin improved as customers responded favorably to our merchandise offerings and we experienced good early season sell-through of spring merchandise.  Selling, general and administrative (SG&A) expenses increased for the first quarter primarily due to new stores and minimum wage increases.

($ in millions, except EPS)	Three Months Ended
	May 1,		May 2,
	2010		2009

Total net sales	$3,929		$3,884
Percent increase/(decrease) from prior year	1.2%		(5.9)%
Comparable store sales increase/(decrease)(1)	1.6%	(2)	(7.5)%
Gross margin	1,630		1,574
Operating expenses:
SG&A	1,289		1,255
Primary pension plan	55		81
Supplemental pension plans	9		9
Total pension	64		90
Depreciation and amortization	125		120
Pre-opening	3		9
Real estate and other, net	(6)		(6)
Total operating expenses	1,475		1,468
Operating income	155		106
Adjusted operating income (non-GAAP)(3)	210		187
Net interest expense	59		63
Income before income taxes	96		43
Income tax expense	36		18
Net income	$60		$25
Adjusted net income (non-GAAP)(3)	$94		$75

Diluted EPS	$0.25		$0.11
Adjusted diluted EPS (non-GAAP)(3)	$0.40		$0.34
Ratios as a percent of sales:
Gross margin	41.4%		40.5%
SG&A	32.8%		32.3%
Total operating expenses	37.5%		37.8%
Operating income	3.9%		2.7%
Adjusted operating income (non-GAAP)(3)	5.3%		4.8%

(1)
Comparable store sales are presented on a 52-week basis and include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and Internet sales through jcp.com.  Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations.

(2)
Beginning in 2010, we revised the components of our Internet sales calculation in order to better align with industry practices. Internet sales now include all online sales initiated in the stores. Previously only a portion of such sales were included as Internet sales.  In addition, online orders originating from catalog books are now recorded as catalog sales, where previously these orders were included as Internet sales. Without this change, the comparable store sales increase would have been 1.3%. For 2009 the difference between reporting methodologies was not material.

(3)	See “Non-GAAP Financial Measures” on the following page for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure.

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

The following non-GAAP financial measures are adjusted to exclude the impact of our primary pension plan non-cash expense.  The presentation of these non-GAAP financial measures is consistent with management’s assessment of operations. Unlike other operating expenses, primary pension plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of the non-cash primary pension plan on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income; (2) adjusted net income; and (3) adjusted diluted EPS.

Adjusted Operating Income. The following table reconciles operating income, the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure:

	Three Months Ended
($ in millions)	May 1, 2010	May 2, 2009
Operating income (GAAP)	$ 155	$ 106
As a percent of sales	3.9%	2.7%
Add: primary pension plan expense	55	81
Adjusted operating income (non-GAAP)	$ 210	$ 187
As a percent of sales	5.3%	4.8%

Adjusted Net Income and Diluted EPS. The following table reconciles net income and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income and adjusted diluted EPS, non-GAAP financial measures:

Three Months Ended
($ in millions, except per share data)	May 1, 2010	May 2, 2009
Net income (GAAP)	$ 60	$ 25
Diluted EPS (GAAP)	$ 0.25	$ 0.11
Add: primary pension plan expense, net of income tax of $21 and $31	34	50
Adjusted net income (non-GAAP)	$ 94	$ 75
Adjusted diluted EPS (non-GAAP)	$ 0.40	$ 0.34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Operating Performance Summary
For the first quarter of 2010, we reported net income of $60 million, or $0.25 per share, compared with $25 million, or $0.11 per share, last year.  Excluding the non-cash impact of our primary pension plan, adjusted net income (non-GAAP) increased 25.3% to   $94 million, or $0.40 per share this year, compared to $75 million or $0.34 per share in last year’s first quarter.

Gross margin improved 90 basis points as a percent of sales compared to last year and was the key driver in our better-than-expected adjusted operating income. The gross margin improvement resulted from higher sales during the quarter, combined with improved markup, lower shrinkage (shortage) rates and the benefits of our new Red Zone clearance strategy.   SG&A expenses increased 2.7% for the quarter primarily due to new stores opened after last year’s first quarter and minimum wage increases. Adjusted operating income (non-GAAP) increased 50 basis points to 5.3% of sales in first quarter 2010 compared to 4.8% of sales in first quarter 2009.

Total Net Sales
($ in millions)	Three Months Ended
	May 1,	May 2,
	2010	2009
Total net sales	$3,929	$3,884
Sales percent increase/(decrease):
Total net sales	1.2%	(5.9)%
Comparable store sales	1.6%	(7.5)%

Total net sales increased $45 million in the first quarter of 2010 compared to the first quarter of 2009.  The following table provides the components of the net sales increase:

Three Months Ended
($ in millions)	May 1, 2010
Comparable store sales increase	$56
Sales of new stores, net	46
Sales decline through catalog print media and outlet stores	(57)
Total net sales increase	$45

In the first quarter of 2010, comparable store sales increased 1.6%, the first comparable store sales gain since the second quarter of 2007.  Comparable store sales in last year’s first quarter decreased 7.5%.  Internet sales, through jcp.com, which are included in comparable stores sales, increased 3.3%.  Sales of new stores, net, reflect the eight net new stores (net of closings and relocations) opened subsequent to last year’s first quarter, including one net new store opened in this year’s first quarter.  As expected, catalog print media and outlet store sales declined in the quarter due to the elimination of our “big book” catalogs.  Total net sales increased 1.2% to $3,929 million compared with $3,884 million in last year’s first quarter.

JCPenney mall store traffic increased 0.9% in the first quarter and off-mall traffic, which has been trending higher than mall traffic, increased 3.7% compared to the first quarter of last year. Both the number of store transactions and the number of units sold increased in the quarter.   Our average unit retail declined as customers purchased more merchandise at promotional and clearance prices than regular prices.  The increase in clearance sales reflected our new Red Zone clearance program, which was designed to better organize clearance merchandise and clearly mark pricing in the store, and which had a positive effect on the out-the-door price for clearance merchandise.

The increase in sales for the quarter reflected positive customer response to the style, quality and pricing of our new and trend-right spring merchandise assortment.  We experienced sales gains across all merchandise categories, with the exception of home.  Our best performing divisions were men’s apparel, followed by shoes, in particular women’s shoes.  Private

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

brands, including exclusive brands found only at JCPenney, comprised approximately 54% of total merchandise sales for the first quarter of 2010, compared to 53% in last year’s first quarter.  Geographically, the best performance was in the southeast region, and the weakest was in the northeast region.

Sephora continues to perform well, attracting younger, more affluent customers to our stores. During the first quarter of 2010, we opened 38 Sephora inside JCPenney locations, bringing our total to 193 locations compared to 105 locations at the end of the first quarter of 2009.   We plan to open an additional 37 Sephora inside JCPenney locations during the remainder of 2010.

Store Growth
The following table compares the number of JCPenney department stores and gross selling space for the first quarter of 2010 and 2009.

	Three Months Ended
	May 1,	May 2,
	2010	2009
Number of JCPenney department stores
Beginning of period	1,108	1,093
Stores opened	2	9	(1)
Closed stores	(1)	(1	)(1)
End of period	1,109	1,101

Gross selling space
(square feet in millions)
Beginning of period	112	110
Stores opened	-	1
Closed stores	-	-
End of period	112	111
(1) Includes 1 relocation.

Merchandise Initiatives
During the first quarter we entered into an agreement to be the exclusive department store distributor of the MNG by Mango® brand.  Known for its highly defined brand concept centered on original design for the modern woman, quality product and a unified brand image, the arrangement will utilize Mango’s talented design team and fast fashion sourcing with our sophisticated logistics network and industry-leading planning and allocation tools to deliver compelling assortments twice monthly.  We will initially have the brand in 77 stores this fall, with plans to grow to 600 stores by the fall of 2011.

In April 2010 we introduced Cindy Crawford’s newest collaboration with us, One KissTM by Cindy Crawford®.  This new brand responds to the growing demand for fashionable fine jewelry that can be worn every day.

Also in April 2010, we announced the launch of UproarTM, a stylish, affordable brand for tweens (girls and boys ages 9 to 13) that interprets today’s latest fashion trends while remaining age-appropriate and Mom-approved.  This new private brand will be available in JCPenney stores and jcp.com in July 2010 in time for the Back-to-School shopping season.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Marketing Initiatives
We launched our spring marketing campaign in March 2010. The campaign, entitled, “New look. New day. Who knew.TM”, focuses on helping customers discover the higher level of fashion in our merchandise assortments. We kicked off the campaign with commercials at the 2010 Academy Awards.

In April 2010, we announced a new unique collaboration with People StyleWatch®.   Beginning in September 2010, People StyleWatch editors will select “Must Have” items from JCPenney’s fashion assortment, focusing on Women’s and Juniors’ apparel, accessories and footwear.  The items branded as “Must Have” items will be displayed and clearly highlighted in JCPenney stores, online at jcp.com and through print and digital media.  Displays will be refreshed up to 10 times a year to showcase “People StyleWatch Must Haves.”

Gross Margin
Our gross margin rate increased 90 basis points to 41.4% of sales for the first quarter of 2010, or $1,630 million, compared to 40.5% of sales, or $1,574 million, for the comparable 2009 period. The gross margin rate improvement on higher sales reflected better markup, in particular our private label merchandise and better shrinkage performance for the period.  Gross margin also benefited from our recently implemented Red Zone clearance strategy, which produced slightly higher average unit retail on clearance merchandise sold compared to last year.

SG&A Expenses
SG&A expenses for the quarter increased $34 million to $1,289 million compared to $1,255 million in last year’s first quarter.  The increase was due primarily to $20 million of incremental costs associated with the eight net new stores opened since last year’s first quarter and minimum wage increases.  The increase was partially offset by a reduction in our incentive compensation accrual.  As a percent of sales, SG&A expenses increased 50 basis points to 32.8% compared to 32.3%.

Pension Expense
Total pension expense consists of non-cash primary pension plan expense and supplemental pension plans expense.  For the first quarter of 2010, the supplemental pension plan expense remained flat with the first quarter of 2009 at $9 million.  The primary pension plan expense for the period declined $26 million or 32% to $55 million compared to $81 million for first quarter of 2009, primarily as a result of  higher returns on our pension plan assets as of the year-end measurement date due to positive market returns in 2009 combined with our May 2009 discretionary common stock contribution.

Depreciation and Amortization Expenses
As expected with our moderate store growth and investment renovations of existing stores, depreciation and amortization expenses in the first quarter of 2010 increased $5 million to $125 million from $120 million last year.

Pre-Opening Expenses
Pre-opening expenses for new stores and Sephora inside JCPenney locations were $3 million and $9 million in the first quarter of 2010 and 2009, respectively, as we opened two stores and 38 Sephora inside JCPenney locations in the first quarter of 2010 and nine stores and 14 Sephora inside JCPenney locations in last year’s first quarter.

Real Estate and Other, Net
Real estate and other was a net credit of $6 million for the first quarters of 2010 and 2009.  Real estate and other consists primarily of ongoing operating income from our real estate subsidiaries, as well as net gains from the sale of facilities and equipment that are no longer used in our operations, other non-operating corporate charges and credits and asset impairments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Operating Income
For the first quarter of 2010, operating income increased 120 basis points as a percent of sales to 3.9%, or $155 million, compared to 2.7% or $106 million in the first quarter of last year.  Excluding the impact of non-cash primary pension plan expense, adjusted operating income (non-GAAP) increased 50 basis points as a percent of sales to 5.3% in the first quarter of 2010 versus 4.8% in the same 2009 period.

Net Interest Expense
Net interest expense decreased to $59 million for the first quarter of 2010 compared to $63 million in 2009 primarily as a result of lower debt levels.

Income Taxes
Our effective income tax rate was 37.5% and 41.9% for the first quarters of 2010 and 2009, respectively. The tax rate for the first quarter of 2009 was negatively impacted primarily by state income tax legislative changes enacted during the quarter, which increased our tax liability by about $2 million. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Liquidity and Capital Resources

Financial Expectations for 2010-2014
On April 20, 2010, we announced new five-year operational and financial targets, which reflect a focus on driving profitable, top-line growth and expanding market share by executing the four strategies of our updated 2010-2014 Long Range Plan. These strategies include: (1) being America’s favorite retail destination for apparel, accessories and home fashion; (2) consistently delighting our customers with our merchandise and our service; (3) being the preferred choice for a retail career; and (4) establishing JCPenney as the growth leader in our industry.

Our financial targets and expectations under our updated Long Range Plan include:
•	total sales increasing over $5 billion to reach approximately $23 billion by the end of 2014;
•
gross margin increasing to approximately 40% of sales, total operating expenses declining as a percent of sales and operating income as a percent of sales increasing steadily over the five-year period to approximately 9% to 10% by 2014;

•	a 25% compounded annual growth rate for EPS, adjusted for pension expense impact, over the four-year period beginning in 2011, bringing expected EPS for 2014 to over $5.00;
•	free cash flow increasing from approximately $200 million in 2010 to $500 million in 2014;
•	an increase in capital expenditure levels over the period to include new store growth as the commercial real estate market and consumer economy recover; and
•	returns on capital and financial leverage metrics in alignment with retail industry leaders at the end of the five-year period.

Financial Condition and Liquidity Position
The foundation of our strong liquidity position is our cash and cash equivalents balance and our $750 million revolving credit facility entered into in April 2009.

The following table provides a summary of our key components and ratios of financial condition and liquidity:
	Three Months Ended
($ in millions)	May 1,	May 2,
	2010	2009

Cash and cash equivalents	$2,378	$2,138
Merchandise inventory	3,214	3,237
Property and equipment, net	5,307	5,335

Long-term debt, including current maturities	2,999	3,505
Stockholders’ equity	4,870	4,196
Total capital	7,869	7,701
Additional amounts available under our credit agreement	750	750
Cash flow from operating activities	(85)	66
Free cash flow (non-GAAP)(1)	(244)	(179)
Capital expenditures	116	156
Dividends paid	47 (2)	89 (2)
Ratios:
Debt-to-total capital(3)	38.1%	45.5%
Cash-to-debt(4)	79.3%	61.0%
(1)
See “Free Cash Flow” on the following page for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(2)	Due to timing, first quarter of 2010 contained only one quarterly dividend payment while first quarter 2009 contained two.
(3)	Long-term debt, including current maturities divided by total capitalization.
(4)	Cash and cash equivalents divided by long-term debt, including current maturities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Cash and Cash Equivalents
We ended the first quarter of 2010 with approximately $2.4 billion in cash and cash equivalents, which represented approximately 79% of our $3.0 billion of outstanding long-term debt.  On March 1, 2010, we used $393 million of cash for the scheduled payment of debt at maturity.  During the first quarter of 2009, there were no scheduled debt maturities and no issuances of debt.

Free Cash Flow (Non-GAAP)
We define free cash flow as net cash provided by operating activities less capital expenditures and dividends paid, plus proceeds from sale of assets.  Free cash flow is considered a non-GAAP financial measure under the rules of the Securities and Exchange Commission.  We use free cash flow to assess our financial condition and operations. We believe that free cash flow is a relevant indicator of our ability to repay maturing debt, revise our dividend policy or fund other uses of capital that will enhance stockholder value.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities and other obligations or payments made for business acquisitions.  Therefore, we believe it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles net cash (used in)/provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

($ in millions)	Three Months Ended
	May 1,	May 2,
	2010	2009
Net cash (used in)/provided by operating activities (GAAP)	$(85)	$66
Less:
Capital expenditures	(116)	(156)
Dividends paid, common	(47)	(89)
Plus:
Proceeds from sale of assets	4	-
Free cash flow (non-GAAP)	$(244)	$(179)

Free cash flow for the first quarter of 2010 decreased $65 million to $(244) million compared to $(179) million in the same period last year.  The decrease was mainly the result of higher merchandise receipts, somewhat offset by a reduction in capital expenditures and lower dividends paid due to timing, which resulted in two dividend payments during last year’s first quarter.

Operating Activities of Continuing Operations
Our operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of the sales, profits and operating cash flows are realized.

Cash flow from operating activities for the first quarter decreased from last year primarily due to higher receipts of merchandise inventory and higher incentive compensation payments.

The year-over-year change in merchandise inventory was a decline of $23 million to $3,214 million at the end of the 2010 first quarter.  We continued to effectively manage our inventory levels in response to the continuing difficult business environment.  On a comparable store basis, inventories were down approximately 1% from last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-(Continued)

Investing Activities of Continuing Operations

($ in millions)	Three Months Ended
	May 1,	May 2,
	2010	2009
Net cash (used in)/provided by:
Capital expenditures	$(116)	$(156)
Proceeds from sale of assets	4	-
Investing activities	$(112)	$(156)

Capital expenditures were $116 million for the first quarter of 2010, compared with $156 million for the first quarter of 2009. Capital spending was principally for new stores, as well as store renewals and modernizations that include new Sephora inside JCPenney locations.  During the first quarter of 2010, we opened two new stores and 38 Sephora inside JCPenney locations, bringing the total to 193 locations.  Our plans call for opening an additional 37 Sephora inside JCPenney locations in 2010.  Consistent with the first quarter, capital expenditures for the remainder of 2010 are expected to be funded with cash flow from operations and existing cash and cash equivalent balances.  We continue to anticipate full year 2010 capital expenditures to be approximately $500 million.

During the first quarter of 2009, we opened nine new stores, including one relocation, and 14 Sephora inside JCPenney locations.

Financing Activities of Continuing Operations

($ in millions)	Three Months Ended
	May 1,	May 2,
	2010	2009
Net cash (used in):
Financing activities	$(436)	$(121)

On March 1, 2010, we repaid at maturity $393 million principal amount of 8.0% Notes due 2010. During the first quarter of 2009, there were no new issuances or repayments of long-term debt, other than capital lease payments.

As authorized by the Board, we paid quarterly dividends during the first quarter of 2010 and 2009.

	2010		2009
	Per Share	Total (in millions)	Per Share	Total (in millions)
February 1, 2010 and February 2, 2009	$0.20	$47	$0.20	$44
May 1, 2009	-	-	0.20	45
		$47		$89

During the first quarter of 2009, we paid $30 million of fees related to our 2009 Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Cash Flow Outlook
For the remainder of 2010, we believe that our cash flow generated from operations, combined with our existing cash and cash equivalents will be adequate to fund capital expenditures, working capital and dividend payments.  On May 24, 2010, we closed on our offering of $400 million aggregate principal amount of 5.65% Senior Notes due 2020 and used net proceeds of approximately $392 million to make a voluntary cash contribution to the J. C. Penney Corporation, Inc. Pension Plan.  We believe that our financial position continues to provide the financial flexibility to support our new Long Range Plan initiatives.

Our cash flows may be impacted by many factors, including the effects of the current economic environment and consumer confidence and competitive conditions in the retail industry.  Based on the nature of our business, we consider these factors to be normal business risks.

2009 Credit Facility
On April 8, 2009, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a three-year, $750 million revolving credit agreement (2009 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent.  The credit facility, which matures in April 2012, may be used for general corporate purposes and the issuance of letters of credit.

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

As of May 1, 2010, we were in compliance with our required financial covenants.  As of such date, our leverage ratio was 2.0 to 1, our fixed charge coverage ratio was 3.5 to 1 and our asset coverage ratio was 24 to 1.

Credit Ratings
On April 7, 2010, Standard & Poor’s Ratings Services raised our corporate rating to BB+ from BB and maintained a stable rating outlook.  All three credit agencies affirmed our credit ratings and outlook as of May 18, 2010 as shown below:

	Long-Term Debt	Outlook
Moody’s Investors Service, Inc.	Ba1	Stable
Standard & Poor’s Ratings Services	BB+	Stable
Fitch Ratings	BBB-	Stable

Rating agencies consider changes in operating performance, comparable store sales, the economic environment, conditions in the retail industry, financial leverage and changes in our business strategy in their rating decisions.

Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2009 Form 10-K.  Reflective of our actions to rebuild merchandise inventory levels, purchase order obligations at the end of the 2010 first quarter were approximately 18% higher than at the end of the first quarter of 2009.

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

There have been no changes to our critical accounting policies during the first quarter of 2010.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2009 Form 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 12 to the unaudited Interim Consolidated Financial Statements.

Pre-Approval of Auditor Services

During the first quarter of 2010, the Audit Committee of the Board approved estimated fees for the remainder of 2010 related to the performance of both audit, including Sarbanes-Oxley Section 404 attestation work, as well as allowable non-audit services by our external auditors, KPMG LLP.

Seasonality

The results of operations and cash flows for the three months ended May 1, 2010 are not necessarily indicative of the results for the entire year.  Our annual earnings depend to a great extent on the results of operations for the last quarter of our fiscal year when a significant portion of our sales and profits are recorded.

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

For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, in our 2009 Form 10-K and subsequent filings. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at May 1, 2010 are similar to those disclosed in the 2009 Form 10-K.

Item 4. Controls and Procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the first quarter ended May 1, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2009 Form 10-K.

Part II. Other Information–(Continued)
Item 6. Exhibits.

Exhibit Index
Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006
3.2	J. C. Penney Company, Inc. Bylaws, as amended to February 24, 2010	8-K	001-15274	3.1	03/01/2010
10.1**	Form of Notice of 2010 Performance Unit Grant under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	8-K	001-15274	10.1	03/17/2010
10.2**	2010 Base Salaries, 2010 Target Incentive Opportunity Percentages and 2010 Equity Awards for Named Executive Officers	10-K	001-15274	10.72	03/30/2010
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡
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

Date: June 9, 2010