Form 10-Q
period 2010-07-31
J C PENNEY CO INC
filed 2010-09-08
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number: 1-15274

J. C. PENNEY COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0037077
(State or other jurisdiction of incorporation or organization) 6501 Legacy Drive, Plano, Texas (Address of principal executive offices)	(I.R.S. Employer Identification No.) 75024 - 3698 (Zip Code)

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
236,443,580 shares of Common Stock of 50 cents par value, as of September 3, 2010

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended July 31, 2010

i

Part I. Financial Information

Item 1. Unaudited Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

($ in millions, except per share data)	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009

Total net sales	$3,938	$3,943	$7,867	$7,827
Cost of goods sold	2,386	2,423	4,685	4,733
Gross margin	1,552	1,520	3,182	3,094
Operating expenses:
Selling, general and administrative (SG&A)	1,273	1,242	2,562	2,497
Pension	63	83	127	173
Depreciation and amortization	126	121	251	241
Pre-opening	2	14	5	23
Real estate and other, net	(7)	(7)	(13)	(13)
Total operating expenses	1,457	1,453	2,932	2,921
Operating income	95	67	250	173
Net interest expense	57	68	116	131
Bond premiums and unamortized costs	20	-	20	-
Income/(loss) before income taxes	18	(1)	114	42
Income tax expense	4	-	40	18
Net income/(loss)	$14	$(1)	$74	$24

Earnings per share – basic	$0.06	$-	$0.31	$0.11
Earnings per share – diluted	$0.06	$-	$0.31	$0.11

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions)	July 31,	Aug. 1,	Jan. 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash in banks and in transit	$226	$251	$163
Cash short-term investments	1,777	2,061	2,848
Cash and cash equivalents	2,003	2,312	3,011
Merchandise inventory	3,490	3,258	3,024
Income taxes receivable	499	446	395
Prepaid expenses and other	205	256	222
Total current assets	6,197	6,272	6,652
Property and equipment (net of accumulated
depreciation of $2,800, $2,603 and $2,701)	5,298	5,368	5,357
Prepaid pension	387	30	-
Other assets	627	499	572
Total Assets	$12,509	$12,169	$12,581

Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$1,410	$1,302	$1,226
Other accounts payable and accrued expenses	1,422	1,478	1,630
Current maturities of long-term debt	-	393	393
Total current liabilities	2,832	3,173	3,249
Long-term debt	3,099	2,999	2,999
Deferred taxes	982	747	817
Other liabilities	710	714	738
Total Liabilities	7,623	7,633	7,803

Stockholders' Equity
Common stock(1)	118	118	118
Additional paid-in capital	3,896	3,849	3,867
Reinvested earnings	2,002	1,891	2,023
Accumulated other comprehensive (loss)	(1,130)	(1,322)	(1,230)
Total Stockholders’ Equity	4,886	4,536	4,778

Total Liabilities and Stockholders’ Equity	$12,509	$12,169	$12,581

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 236 million as of July 31, 2010, August 1, 2009 and January 30, 2010.

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Unaudited)

($ in millions)	Six Months Ended
	July 31,	Aug. 1,
	2010	2009
Cash flows from operating activities:
Net income	$74	$24
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments and other charges	4	6
Depreciation and amortization	251	241
Benefit plans expense	97	157
Voluntary pension contribution	(392)	-
Stock-based compensation	26	20
Tax benefits from stock-based compensation	4	4
Deferred taxes	117	91
Change in cash from:
Inventory	(466)	1
Prepaid expenses and other assets	21	-
Merchandise accounts payable	184	108
Current income taxes payable	(132)	(102)
Accrued expenses and other	(167)	(47)
Net cash (used in)/provided by operating activities of continuing operations	(379)	503

Cash flows from investing activities:
Capital expenditures	(229)	(304)
Proceeds from sale of assets	4	-
Net cash (used in) investing activities of continuing operations	(225)	(304)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	392	-
Payments of long-term debt, including capital leases	(693)	(113)
Financing costs	(14)	(32)
Dividends paid, common	(94)	(89)
Proceeds from stock options exercised	5	1
Excess tax benefits from stock-based compensation	1	-
Tax withholding payments reimbursed by restricted stock	(1)	(2)
Net cash (used in) financing activities of continuing operations	(404)	(235)
Cash flows from discontinued operations:
Operating cash flows	-	(4)
Investing cash flows	-	-
Financing cash flows	-	-
Total cash (paid for) discontinued operations	-	(4)
Net (decrease) in cash and cash equivalents	(1,008)	(40)
Cash and cash equivalents at beginning of year	3,011	2,352
Cash and cash equivalents at end of period	$2,003	$2,312

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

Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “three months ended July 31, 2010” and “three months ended August 1, 2009” refer to the 13-week periods ended July 31, 2010 and August 1, 2009, respectively. “Six months ended July 31, 2010,” or “2010 first half,” and “six months ended August 1, 2009,” or “2009 first half,” refer to the 26-week periods ended July 31, 2010 and August 1, 2009, respectively.

Basis of Consolidation
All significant intercompany transactions and balances have been eliminated in consolidation.  Certain reclassifications were made to prior year amounts to conform to the current period presentation. None of the reclassifications affected our net income in any period.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2 – Earnings per Share

Net income and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009
Earnings:
Net income/(loss)	$14	$(1)	$74	$24
Shares:
Average common shares outstanding (basic shares)	236	234	236	228
Adjustment for assumed dilution:
Stock options and restricted stock awards	2	-	2	1
Average shares assuming dilution (diluted shares)	238	234	238	229
EPS:
Basic	$0.06	$-	$0.31	$0.11
Diluted	$0.06	$-	$0.31	$0.11

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would have been anti-dilutive:

(Shares in millions)	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009
Stock options and restricted awards	12	16	11	10

Note 3 – Supplemental Cash Flow Information

($ in millions)	Six Months Ended
	July 31,	Aug. 1,
	2010	2009
Income taxes paid	$50	$24
Interest paid	144	135
Interest received	3	2
Non-cash transaction	-	340

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

As of July 31, 2010, we were in compliance with these requirements with a leverage ratio of 2.0 to 1, a fixed charge coverage ratio of 3.6 to 1 and an asset coverage ratio of 23 to 1. No borrowings, other than the issuance of standby and import letters of credit totaling $153 million as of July 31, 2010, have been made under the 2009 Credit Facility.

Note 5 – Long-Term Debt

Debt Issuance
On May 24, 2010, we closed on our offering of $400 million aggregate principal amount of 5.65% Senior Notes due 2020 and used proceeds of the offering, net of underwriting discounts, of approximately $392 million to make a voluntary cash contribution to the J. C. Penney Corporation, Inc. Pension Plan.

Debt Reductions
On May 24, 2010, we accepted for purchase $300 million principal amount of JCP’s outstanding 6.375% Senior Notes due 2036 (2036 Notes), which were validly tendered pursuant to a cash tender offer. We paid approximately $314 million aggregate consideration, including accrued and unpaid interest, for the accepted 2036 Notes on May 25, 2010.

On March 1, 2010 we repaid at maturity the remaining $393 million outstanding principal amount of JCP’s 8.0% Notes due 2010 (2010 Notes).

On May 12, 2009, we accepted for purchase $104 million principal amount of JCP’s outstanding 2010 Notes, which were validly tendered pursuant to a cash tender offer.  We paid $107 million aggregate consideration, including accrued and unpaid interest, for the accepted 2010 Notes on May 13, 2009.   In addition, we purchased $9 million of the 2010 Notes in the open market on July 10, 2009.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 – Fair Value Disclosures

REIT Assets Measured on a Recurring Basis
We determined the fair value of our investments in public real estate investment trusts (REITs) using quoted market prices.  See Note 7 for the net unrealized gain of $30 million in REITs recorded in accumulated other comprehensive income, a component of net equity.  Our REIT assets measured at fair value on a recurring basis were as follows:

($ in millions)	REIT Assets at Fair Value
	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 31, 2010	$224	$-	$-
August 1, 2009	133	-	-
January 30, 2010	178	-	-

Other Financial Instruments
Our financial instruments include cash and cash equivalents and long-term debt.  The carrying amount of our cash and cash equivalents approximates fair value because of the short maturity of these instruments.  The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  At July 31, 2010, long-term debt had a carrying value of $3.1 billion and a fair value of $3.2 billion.  At January 30, 2010, long-term debt, including current maturities had a carrying value of $3.4 billion and a fair value of $3.3 billion.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7 – Stockholders’ Equity

The following table shows the change in the components of stockholders’ equity for the first six months of 2010:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive (Loss)/Income		Total Stockholders’ Equity
January 30, 2010	236	$ 118	$ 3,867	$ 2,023	$ (1,230)	(1)	$ 4,778
Net income	-	-	-	74	-		74
Other comprehensive income	-	-	-	-	100		100
Dividends declared, common	-	-	-	(95)	-		(95)
Stock-based compensation	-	-	29	-	-		29
July 31, 2010	236	$ 118	$ 3,896	$ 2,002	$ (1,130)	(2)	$ 4,886

(1)
Includes an unrealized gain in REITs of $63 million (shown net of a $35 million deferred tax liability) and actuarial loss and prior service cost for the pension and postretirement plans of $1,293 million (shown net of an $825 million deferred tax asset).

(2)
Includes an unrealized gain in REITs of $93 million (shown net of a deferred tax liability of $51 million) and actuarial loss and prior service cost for the pension and postretirement plans of $1,223 million (shown net of a $780 million deferred tax asset).

Comprehensive Income

($ in millions)	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009
Net income/(loss)	$14	$(1)	$74	$24
Other comprehensive income/(loss) – net of tax:
Remeasurement of primary pension plan at May 18, 2009	-	(10)	-	(10)
Amortization of net actuarial loss and prior service cost	35	40	70	82
Unrealized gain in REITs	-	10	30	20
Total other comprehensive income	35	40	100	92
Total comprehensive income	$49	$39	$174	$116

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8 – Stock-Based Compensation

We grant stock-based compensation awards to employees (associates) and non-employee directors under our 2009 Long-Term Incentive Plan (2009 Plan).  As of July 31, 2010, there were approximately 11 million shares of stock available for future grant under the 2009 Plan.

The following table presents total stock-based compensation costs and related income tax benefits:

Stock-Based Compensation Costs
($ in millions)	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009
Stock awards	$8	$3	$12	$6
Stock options	6	7	14	14
Total stock-based compensation cost	$14	$10	$26	$20

Total related income tax benefit recognized in the
Consolidated Statements of Operations	$5	$4	$10	$8

Stock Options
On March 16, 2010, we made an annual grant of stock options covering approximately 2.7 million shares to associates at an option price of $30.72, with a fair value of $9.04 per option.

The following table summarizes stock options outstanding as of July 31, 2010, as well as activity during the six months then ended:

(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at January 30, 2010	13,561	$36
Granted	2,689	31
Exercised	(289)	17
Forfeited or expired	(518)	39
Outstanding at July 31, 2010	15,443	36

Exercisable at July 31, 2010	8,963	44

As of July 31, 2010, there was $42 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately one year.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock Awards
On March 16, 2010, we made a grant of approximately 964,000 restricted stock unit awards to associates, representing the annual grant under the 2009 Plan.  These awards consisted of approximately 574,000 time-based restricted stock units and approximately 390,000 performance-based restricted stock units.  The time-based award vests one-third on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time.  The performance-based award has a target with a payout matrix ranging from 0% to 200% based on 2010 EPS (defined as per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee of the Board). A payment of 100% of the target award would be achieved at EPS of $1.58.  In addition to the performance requirement, this award also includes a time-based vesting requirement, which is the same as the requirement for the time-based award.  Upon vesting, both the time-based award and the performance-based award will be paid out in shares of JCPenney common stock.

On May 26, 2010, we granted approximately 58,000 restricted stock units to non-employee Board members.  We also granted approximately 52,000 restricted stock units during the first half of 2010 consisting of ad-hoc awards to associates and dividend equivalents on outstanding awards.

In addition to individual ad-hoc stock awards vested during the first half of 2010, approximately 111,000 of our March 2008 annual grant of time-based restricted stock unit awards vested.

The following table summarizes the non-vested stock awards as of July 31, 2010 and activity during the six months then ended:

(awards in thousands)	Non-Vested Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at January 30, 2010	983	$28
Granted	1,074	30
Vested	(213)	43
Forfeited	(23)	35
Outstanding at July 31, 2010	1,821	27

As of July 31, 2010, there was $35 million of unrecognized compensation expense related to unearned associate stock awards which will be recognized over the remaining weighted-average vesting period of approximately one year.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9 – Retirement Benefit Plans

The components of net periodic benefit costs for our non-contributory qualified defined benefit pension plan (primary plan) and non-contributory supplemental pension plans for the three and six months ended July 31, 2010 and August 1, 2009 were as follows:

Pension Plans Net Periodic Benefit Expense

	Pension Plans
	Primary Plan		Supplemental		Total
($ in millions)	Three Months Ended		Three Months Ended		Three Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009	2010	2009
Service cost	$22	$21	$-	$1	$22	$22
Interest cost	62	63	3	4	65	67
Expected return on plan assets	(88)	(77)	-	-	(88)	(77)
Net amortization	59	66	5	5	64	71
Net periodic benefit expense	$55	$73	$8	$10	$63	$83

	Pension Plans
	Primary Plan		Supplemental		Total
($ in millions)	Six Months Ended		Six Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009	2010	2009
Service cost	$44	$39	$1	$2	$45	$41
Interest cost	124	126	7	8	131	134
Expected return on plan assets	(176)	(147)	-	-	(176)	(147)
Net amortization	118	136	9	9	127	145
Net periodic benefit expense	$110	$154	$17	$19	$127	$173

Postretirement Health and Welfare Plan Net Periodic (Income)

	Postretirement Health and Welfare Plan
($ in millions)	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009
Service cost	$-	$-	$-	$-
Interest cost	-	-	-	-
Expected return on plan assets	-	-	-	-
Net amortization	(6)	(6)	(12)	(12)
Net periodic (income)	$(6)	$(6)	$(12)	$(12)

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Defined Contribution Plans
Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) plan, a non-contributory retirement account and a non-qualified contributory unfunded mirror savings plan offered to certain management associates. Total expense for our defined contribution plans for the second quarter of 2010 and 2009 was $12 million and $15 million, respectively, and is predominantly included in SG&A expense on the Consolidated Statements of Operations. Total expense for the first half of 2010 and 2009 was $26 million and $30 million, respectively.

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

Note 10 – Real Estate and Other, Net

($ in millions)	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009
Real estate activities	$(8)	$(9)	$(16)	$(18)
Other	1	2	3	5
Total (income)	$(7)	$(7)	$(13)	$(13)

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

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11 – Income Taxes

The total amount for unrecognized tax benefits as of July 31, 2010 was $159 million compared to $165 million as of January 30, 2010.  The decrease included $9 million for settlements reached with tax authorities partially offset by an increase of $3 million based on additional amounts related to prior period tax positions. As of the end of the second quarter of 2010, the uncertain tax position balance included $68 million that, if recognized, would lower the effective tax rate and would be reduced upon settlement by $24 million related to the federal tax deduction of state taxes. The remaining component was $91 million reflecting tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Due to deferred tax accounting, other than any interest or penalties incurred, the disallowance of the shorter deductibility period would not impact the effective tax rate, but would accelerate payment to the taxing authority.

Over the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $54 million ($2 million of which would impact the effective tax rate) if our tax position is sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Our accrued interest was $3 million as of July 31, 2010 and $2 million as of January 30, 2010.  We did not have any such penalties accrued as of either date.

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

As of July 31, 2010, we estimated our total potential environmental liabilities to range from $53 million to $64 million and recorded our best estimate of $56 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

As of July 31, 2010, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13 – Effect of New Accounting Standards

Fair Value Measurements
In January 2010, we adopted the guidance issued by the Financial Accounting Standards Board on improving annual disclosures about fair value measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of level 1 and level 2 categories and information on purchases, sales issuances, and settlements on a gross basis in the reconciliation of level 3 measurements.  The guidance was effective for us in the beginning of 2010, except for level 3 reconciliation disclosures, which will be effective for our 2010 year end. Since these are “disclosure only” requirements, they do not have an impact on our consolidated financial statements.

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

This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements.  It should be read in conjunction with our consolidated financial statements as of January 30, 2010, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the year ended January 30, 2010 (2009 Form 10-K).  Unless otherwise indicated, this MD&A relates only to results from continuing operations, all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Second Quarter Highlights
•	Our earnings increased to $0.06 per share for the quarter compared to break even EPS in last year’s second quarter.

•	Comparable store sales increased 0.9% for the quarter.

•	Gross margin improved 90 basis points to a historic peak for the second quarter of 39.4% of sales.

•	We opened 22 Sephora inside JCPenney locations to bring our total to 215 locations.

•	We completed several financing transactions during the quarter that further strengthened our financial position and created additional financial flexibility to support our growth plans:
•
We closed a public offering of $400 million aggregate principal amount of 5.65% Senior Notes due 2020 and used the net proceeds of approximately $392 million to make a voluntary cash contribution to our qualified pension plan.

•
We accepted for purchase $300 million principal amount of outstanding 6.375% Senior Notes due 2036, which were validly tendered pursuant to a cash tender offer, and incurred approximately $20 million, or $0.05 per share, in related expenses, consisting primarily of bond premiums paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Results of Operations
For the second quarter of 2010, net income was $14 million, or $0.06 per share, compared to last year’s loss of $1 million, or break-even EPS.  This year’s results included $0.05 per share of additional expenses related to the debt tender offer completed in May.  Excluding the non-cash impact of our primary pension plan, adjusted net income (non-GAAP) increased 9.1% to $0.20 per share this year compared to $0.19 per share in last year’s second quarter.  Gross margin improved 90 basis points to a second quarter record level of 39.4% of sales, primarily as a result of lower unit cost.  SG&A expenses increased during the quarter, but were lower than our initial expectations.

($ in millions, except EPS)	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009
Total net sales	$3,938	$3,943	$7,867	$7,827
Percent (decrease)/increase from prior year	(0.1)%	(7.9)%	0.5%	(6.9)%
Comparable store sales increase/(decrease)(1)	0.9%	(9.5)%	1.3%	(8.5)%
Gross margin	1,552	1,520	3,182	3,094
Operating expenses:
Selling, general and administrative (SG&A)	1,273	1,242	2,562	2,497
Primary pension plan	55	73	110	154
Supplemental pension plans	8	10	17	19
Total pension plans	63	83	127	173
Depreciation and amortization	126	121	251	241
Pre-opening	2	14	5	23
Real estate and other, net	(7)	(7)	(13)	(13)
Total operating expenses	1,457	1,453	2,932	2,921
Operating income	95	67	250	173
Adjusted operating income (non-GAAP)(2)	150	140	360	327
Net interest expense	57	68	116	131
Bond premiums and unamortized costs	20	-	20	-
Income/(loss) before income taxes	18	(1)	114	42
Income tax expense	4	-	40	18
Net income/(loss)	$14	$(1)	$74	$24
Adjusted net income (non-GAAP)(2)	$48	$44	$143	$119

Diluted EPS	$0.06	$-	$0.31	$0.11
Adjusted diluted EPS (non-GAAP)(2)	$0.20	$0.19	$0.60	$0.52

Ratios as a percent of sales:
Gross margin	39.4%	38.5%	40.4%	39.5%
SG&A	32.3%	31.5%	32.6%	31.9%
Total operating expenses	37.0%	36.8%	37.2%	37.3%
Operating income	2.4%	1.7%	3.2%	2.2%
Adjusted operating income (non-GAAP)(2)	3.8%	3.6%	4.6%	4.2%

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

(2)	See “Non-GAAP Financial Measures” on the following page for a discussion of these non-GAAP measures and reconciliation to their most directly comparable GAAP financial measures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Non-GAAP Financial Measures
We report our financial information in accordance with generally accepted accounting principles in the United States (GAAP).  However, we present certain financial measures identified as non-GAAP under the rules of the Securities and Exchange Commission (SEC) to assess our results.  We believe the presentation of these non-GAAP financial measures, which our management uses to assess our operating results, is useful in order to better understand the operating performance of our core business and facilitate the comparison of our results to the results of our peer companies.  It is important to view non-GAAP financial measures in addition to, rather than as a substitute for, those measures and ratios prepared in accordance with GAAP.  We have provided reconciliations of the most directly comparable GAAP measures to our non-GAAP financial measures presented.

The following non-GAAP financial measures are adjusted to exclude the non-cash impact of our primary pension plan expense.  Unlike other operating expenses, primary pension plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of the non-cash primary pension plan expense on our results of operations and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income; (2) adjusted net income; and (3) adjusted diluted EPS.

Adjusted Operating Income. The following table reconciles operating income, the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure:

($ in millions)	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009

Operating income (GAAP)	$95	$67	$250	$173
As a percent of sales	2.4%	1.7%	3.2%	2.2%
Add: primary pension plan expense	55	73	110	154
Adjusted operating income (non-GAAP)	$150	$140	$360	$327
As a percent of sales	3.8%	3.6%	4.6%	4.2%

Adjusted Net Income and Adjusted Diluted EPS. The following table reconciles net income and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income and adjusted diluted EPS, non-GAAP financial measures:

($ in millions, except EPS)	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009
Net income/(loss) (GAAP)	$14	$(1)	$74	$24
Diluted EPS (GAAP)	$0.06	$-	$0.31	$0.11

Add: primary pension plan expense, net of
income tax of $21, $28, $41 and $59	34	45	69	95

Adjusted net income (non-GAAP)	$48	$44	$143	$119
Adjusted diluted EPS (non-GAAP)	$0.20	$0.19	$0.60	$0.52

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Total Net Sales
($ in millions)	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009
Total net sales	$3,938	$3,943	$7,867	$7,827
Sales percent (decrease)/increase:
Total net sales	(0.1)%	(7.9)%	0.5%	(6.9)%
Comparable store sales	0.9%	(9.5)%	1.3%	(8.5)%

Total net sales decreased $5 million in the second quarter of 2010 compared to last year.  For the first half of 2010, total net sales increased $40 million from the same period last year.  The components of the changes in net sales were as follows:

($ in millions)	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009
Comparable store sales increase/(decrease)	$34	$(377)	$90	$(660)
Sales from new stores, net	29	72	75	146
Sales through catalog print media and outlet stores (decrease)	(68)	(34)	(125)	(68)
Total net sales (decrease)/increase	$(5)	$(339)	$40	$(582)

In the second quarter of 2010, comparable store sales increased 0.9%, while comparable store sales in last year’s second quarter declined 9.5%.  Internet sales, through jcp.com, which are included in comparable store sales, increased 4.0% compared to last year’s decrease of 1.6%.  Sales from new stores, net, reflect one net new store opened subsequent to last year’s second quarter (five new stores opened, net of four stores closed).   As expected, catalog print media and outlet store sales declined in the quarter due to the elimination of our “big book” catalogs.  Total net sales declined 0.1% to $3,938 million compared with $3,943 million last year.

During the second quarter of 2010, JCPenney mall store traffic was 1.7% above last year and off-mall store traffic was up 5.1% with conversion rates for both mall and off-mall stores above last year.    The overall number of transactions increased about 6% and units per transaction increased about 2% compared to last year’s second quarter.  Our average unit retail was down slightly in the second quarter compared to the same 2009 period.  Geographically, our best performance was in the northeast region, and the weakest was in the northwest region.

Men’s and women’s apparel were our best performing divisions for the quarter with gains compared to last year.  Home experienced the weakest results for the quarter.  Private brands, including exclusive brands found only at JCPenney reached 55% of total merchandise sales for the second quarter of 2010, up from 54% in the second quarter of 2009.

During the second quarter of 2010 we opened 22 Sephora inside JCPenney locations, bringing our total to 215 compared to 143 locations at the end of the second quarter of 2009. We expect to reach our 2010 goal of 231 locations by the end of the year.  We currently plan to continue opening approximately 75 locations per year.

For the first half of 2010, comparable store sales increased 1.3%, while comparable store sales in last year’s first half declined 8.5%.  Internet sales, through jcp.com, which are included in comparable store sales, increased 3.6% compared to a decrease of 2.8% last year.  The contribution of sales from new stores declined due to fewer stores being opened. As expected, catalog print media and outlet store sales declined in the first half due to the elimination of our “big book” catalogs.  Total net sales increased 0.5% to $7,867 million compared with $7,827 million last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

New Stores
The following table provides the number of department stores and gross selling space for the second quarter and first half of 2010 and 2009:

	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009
Number of department stores
Beginning of period	1,109	1,101	1,108	1,093
Stores opened	-	5	2	14	(1)
Closed stores	(2))	-	(3)	(1	) (1)
End of period	1,107	1,106	1,107	1,106

Gross selling space
(square feet in millions)
Beginning of period	112	111	112	110
Stores opened	-	1	-	2
Closed stores	-	-	-	-
End of period	112	112	112	112
(1) Includes one relocation

Merchandise Initiatives
In June 2010, we announced our plans to become the ALDO® Group’s exclusive department store retailer in the United States for its Call it Spring™ brand that will significantly expand our assortment of modern footwear and accessories.  The ALDO group is a leading international retailer with operations in more than 1,500 stores in more than 50 countries and is well known for its reputation in creating fashionable footwear and accessories.  Similar to our Sephora inside JCPenney locations, Call it Spring will launch as a shop-within-a-shop concept and provide our customers an extensive collection of more than 300 styles of on-trend footwear and accessories at compelling prices.   The concept, which targets our 15 to 30 year-old customer, will roll out this fall in our Manhattan store and is expected to expand to 100 stores and on jcp.com in spring 2011, followed by an additional 500 stores in fall 2011.

Beginning in July 2010, in time for back to school, JCPenney, as exclusive retailer, launched Supergirl® by Nastia, a lifestyle merchandise line created through a partnership between Warner Bros. Consumer Products and five-time Olympic medalist Nastia Liukin.  The trend-right, affordable apparel targets girls 8 to 12 years old.  The marketing rollout of Supergirl by Nastia included circular advertising, direct mail and integrated social media, along with in-store promotions and personal appearances by Liukin across the country.

Marketing Initiatives
On July 14, 2010, we launched our back-to-school integrated marketing campaign, “New look. New year. Who knew!™”  The campaign combines traditional marketing initiatives with the latest digital, social and mobile experiences to connect with teens while highlighting our assortment of private, exclusive and national brands, such as The Original Arizona Jean Company®, Levi’s®, Decree®, City Streets®, RS by Sheckler™, Olsenboye®, Rusty®, Vans®, Ditch Plains™ and Converse®, as well as new brands this season – Uproar™, Supergirl by Nastia and Zoo York®.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Gross Margin
Our gross margin rate for the second quarter of 2010 increased 90 basis points to a second quarter historical peak of 39.4% of sales, or $1,552 million, compared to 38.5% of sales, or $1,520 million, for the comparable 2009 period.  The gross margin rate improvement on slightly lower sales was primarily due to lower unit cost driven by a higher proportion of direct-sourced private brand merchandise. Gross margin also benefited from more profitable sales of clearance merchandise under our “Red Zone” clearance strategy, better sell through of in-season, “wear now” merchandise and better year-over-year shrinkage as a result of our shrinkage reduction initiatives.   Through the first half of 2010, gross margin increased 90 basis points to 40.4% of sales, or $3,182 million, compared with 39.5% of sales, or $3,094 million, for the comparable 2009 period.

SG&A Expenses
SG&A expenses for the second quarter of 2010 increased $31 million or 2.5% to $1,273 million compared to $1,242 million in last year’s second quarter.  The dollar increase is partially related to the $17 million of incremental costs attributable to new stores, net of closed stores, as well as increased costs related to our new Sephora inside JCPenney locations, which are more labor intensive than other departments in the store.  SG&A expenses were also higher for the quarter due to the minimum wage increase, which became effective in late July 2009, and the resumption of merit increases for our associates.  Expenses were somewhat offset by a reduction in our incentive compensation accrual. As a percent of sales, SG&A expenses increased 80 basis points to 32.3% compared to 31.5%. For the first half of 2010, SG&A expenses increased $65 million to $2,562 million compared to $2,497 million last year, mainly attributable to $38 million of incremental costs for new stores, net of closed stores.

Pension Expense
($ in millions)	Three Months Ended		Six Months Ended
	July 31,	Aug. 1,	July 31,	Aug. 1,
	2010	2009	2010	2009
Primary pension plan	$55	$73	$110	$154
Supplemental pension plans	8	10	17	19
Total	$63	$83	$127	$173

Total pension expense consists of non-cash primary pension plan expense and supplemental pension plans expense.  For the second quarter of 2010, primary pension plan expense declined $18 million to $55 million compared to $73 million in the second quarter of 2009, primarily as a result of higher returns on pension plan assets as of the year-end measurement date due to positive market returns in 2009.   The decline in primary pension plan expense for the first half of 2010 compared to the same period last year was primarily attributable to higher returns on plan assets as well as our May 2009 discretionary common stock contribution.

Depreciation and Amortization Expenses
As expected with our investments in renovating existing stores and modest store growth in 2009, depreciation and amortization expenses in the second quarter of 2010 increased $5 million to $126 million from $121 million for the comparable 2009 period. Depreciation and amortization expenses for the first half of 2010 increased to $251 million, compared with $241 million for the same 2009 period.

Pre-Opening Expenses
Pre-opening expenses for new stores and Sephora inside JCPenney locations declined significantly in the second quarter of 2010 to $2 million compared to $14 million in last year’s second quarter when we opened five new stores.  For the first half of 2010 and 2009, pre-opening expenses totaled $5 million and $23 million, respectively.  We opened two new stores during the first half of 2010 compared to 14 new stores in the same period last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Real Estate and Other, Net
Real estate and other was a net credit of $7 million for the second quarter of both 2010 and 2009 and a net credit of $13 million for the first half of both 2010 and 2009.  Real estate and other consists primarily of ongoing operating income from our real estate subsidiaries, as well as net gains from the sale of facilities and equipment that are no longer used in our operations, other non-operating corporate charges and credits and asset impairments.

Operating Income
For the second quarter of 2010 operating income at $95 million increased 70 basis points to 2.4% of sales, from 1.7% of sales or $67 million in the second quarter of last year.  Excluding the impact of non-cash primary pension plan expense, adjusted operating income (non-GAAP) increased to 3.8% of sales in 2010 versus 3.6% in 2009.

For the first half of 2010, operating income was $250 million, or 3.2% of sales, compared with $173 million, or 2.2% of sales, for the first half of 2009.  Adjusted operating income increased 10.1%, and as a percent of sales was 4.6% in 2010 versus 4.2% in 2009.

Net Interest Expense and Bond Premiums and Unamortized Costs
Net interest expense declined $11 million to $57 million for the second quarter of 2010 compared to $68 million in 2009, primarily as a result of lower debt levels.  For the first half of 2010, interest expense declined $15 million to $116 million from $131 million in the first half of 2009.

In the second quarter of 2010, we incurred approximately $20 million in additional expenses, consisting primarily of bond premiums paid in connection with the debt tender offer that was completed in May.

Income Taxes
The effective income tax rate for the second quarter was 22.2% and included a $3 million reduction primarily due to favorable adjustments to state income tax reserves from the positive resolution of audit issues in three states.  We had no provision for income taxes in the second quarter of 2009, due to the insignificant pre-tax loss.  In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.  Our effective income tax rate for the first half of 2010 was 35.1% compared with 42.9% for the first half of 2009.  The tax rate for the first half of 2009 was higher due to state income tax legislative changes enacted during the first quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Liquidity and Capital Resources

Financial Condition and Liquidity Position
The foundation of our strong liquidity position is our cash and cash equivalents balance and our $750 million revolving credit facility entered into in April 2009.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Six Months Ended
($ in millions)	July 31,	Aug. 1,
	2010	2009

Cash and cash equivalents	$2,003	$2,312
Merchandise inventory	3,490	3,258
Property and equipment, net	5,298	5,368

Long-term debt, including current maturities	3,099	3,392
Stockholders’ equity	4,886	4,536
Total capital	7,985	7,928

Additional amounts available under our credit agreement	750	750
Cash flow from operating activities of continuing operations	(379)	503
Free cash flow (non-GAAP financial measure)(1)	(306)	110
Capital expenditures	229	304
Dividends paid	94	89
Ratios:
Debt-to-total capital(2)	38.8%	42.8%
Cash-to-debt(3)	64.6%	68.2%
(1)	See the following page for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.
(2)	Long-term debt, including current maturities, divided by total capitalization.
(3)	Cash and cash equivalents divided by long-term debt, including current maturities.

Cash and Cash Equivalents
We ended the second quarter of 2010 with approximately $2 billion in cash and cash equivalents, which represents approximately 65% of our $3.1 billion of outstanding long-term debt.  During the first half of 2010, we used $693 million of cash balances to reduce long-term debt through payments at maturity and a debt tender offer.  In addition, we issued $400 million of new debt and used the net proceeds to make a discretionary contribution to our qualified pension plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Free Cash Flow (Non-GAAP Financial Measure)
Free cash flow is a key financial measure of our ability to generate additional cash from operating our business and in evaluating our financial performance. We define free cash flow as cash flow from operating activities excluding discretionary cash contributions to our primary pension plan, less capital expenditures and dividends paid, plus the proceeds from the sale of assets. Adjustments to exclude discretionary pension plan contributions are more indicative of our ability to generate cash flows from operating activities. We believe discretionary contributions to our pension plan are more reflective of financing transactions to reduce off-balance sheet debt relating to the pension liability. Free cash flow is a relevant indicator of our ability to repay maturing debt, both on- and off-balance sheet, revise our dividend policy or fund other uses of capital that we believe will enhance stockholder value. Free cash flow is limited and does not represent remaining cash flow available for discretionary expenditures due to the fact that the measure does not deduct payments required for debt maturities, pay-down of off-balance sheet pension debt and other obligations or payments made for business acquisitions. Therefore, it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

($ in millions)	Six Months Ended
	July 31,	Aug. 1,
	2010	2009
Net cash (used in)/provided by operating activities of continuing operations (GAAP)	$(379)	$503
Add:
Discretionary pension contribution	392	-
Proceeds from sale of assets	4	-
Less:
Capital expenditures	(229)	(304)
Dividends paid, common	(94)	(89)
Free cash flow (non-GAAP)	$(306)	$110

During the first half of 2010, our free cash flow decreased $416 million to negative $306 million compared to a positive $110 million in the same period last year.  The decrease was mainly the result of higher merchandise inventory receipts, net of merchandise accounts payable, partially offset by a reduction in capital expenditures.

Operating Activities of Continuing Operations
Our operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of our sales, profits and operating cash flows are realized.

Cash flow from operating activities for the first half decreased from last year primarily due to the $392 million voluntary contribution to our primary pension plan and $391 million of higher receipts of merchandise inventory, net of merchandise accounts payable, for the first half of 2010 compared to last year’s first half.

Merchandise inventory increased $232 million, or 7.1% over last year.  This included customer facing inventory in stores that was up about 5%. The inventory level includes private brand merchandise that we pulled forward to avoid overseas disruptions that could have negatively impacted our future deliveries during the second half of the year. We are holding this merchandise in our logistics facilities until the planned set dates.  In addition, a portion of the inventory increase included our in-transit merchandise from our international sourcing organization in support of our growth initiatives including a higher sales mix of our private brands and the launch of Liz Claiborne in our stores and on JCP.com.  Since we are now sourcing the Liz Claiborne brand, inventory ownership is reflected earlier in the cycle.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Cash Flow from Investing Activities - Continuing Operations

($ in millions)	Six Months Ended
	July 31,	Aug 1,
Net cash (used in)/provided by:	2010	2009
Capital expenditures	$(229)	$(304)
Proceeds from sale of assets	4	-
Investing activities	$(225)	$(304)

Capital expenditures were $229 million for the first half of 2010, compared with $304 million for the first half of 2009. Capital spending was principally for new stores, as well as store renewals and modernizations that include new Sephora inside JCPenney locations.  During the first half of 2010, we opened two new stores and 60 Sephora inside JCPenney locations, bringing the total of Sephora inside JCPenney locations to 215.  We plan to open an additional 16 Sephora inside JCPenney locations in 2010.  Consistent with the first half, capital expenditures for the remainder of 2010 are expected to be funded with cash flow from operations and existing cash and cash equivalent balances.  We continue to anticipate full year 2010 capital expenditures to be about $500 million.

During the first half of 2009, we opened 14 new stores, including one relocation, and 52 Sephora inside JCPenney locations.

Financing Activities of Continuing Operations

($ in millions)	Six Months Ended
	July 31,	Aug 1,
Net cash provided by/(used in):	2010	2009
Proceeds from issuance of long-term debt	392	-
Payments of long-term debt and financing costs	(707)	(145)
Dividends paid	(94)	(89)
Other	5	(1)
Financing activities	$(404)	$(235)

On March 1, 2010, we repaid at maturity $393 million principal amount of 8.0% Notes due 2010.  On May 24, 2010, we accepted for purchase $300 million principal amount of JCP’s outstanding 6.375% Senior Notes due 2036, which were validly tendered pursuant to a cash tender offer.  Also on May 24, 2010, we closed on our offering of $400 million aggregate principal amount of 5.65% Senior Notes due 2020 and used proceeds of the offering, net of discounts, of approximately $392 million to make a voluntary cash contribution to the J. C. Penney Corporation, Inc. Pension Plan.

During the first half of 2009, we accepted for purchase $104 million principal amount of JCP’s outstanding 8.0% Notes due March 1, 2010, which were validly tendered pursuant to a cash tender offer and purchased $9 million of these notes in the open market.

As authorized by the Board of Directors, we paid quarterly dividends of $0.20 per share during the first half of 2010 and 2009.

Cash Flow Outlook
For the remainder of 2010, we believe that our cash flow generated from operations, combined with our existing cash and cash equivalents will be adequate to fund capital expenditures, working capital and dividend payments.  We believe that our financial position continues to provide the financial flexibility to support our growth initiatives.

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

As of July 31, 2010, we were in compliance with our required financial covenants.  As of such date, our leverage ratio was 2.0 to 1, our fixed charge coverage ratio was 3.6 to 1 and our asset coverage ratio was 23 to 1.

We do not expect to borrow under our 2009 Credit Facility other than to provide support for the issuance of letters of credit, which totaled $153 million at July 31, 2010.

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

There have been no changes to our critical accounting policies during the first six months of 2010.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2009 Form 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 13 to the unaudited Interim Consolidated Financial Statements.

Seasonality

The results of operations and cash flows for the second quarter and first half of 2010 are not necessarily indicative of the results for the entire year.  Our annual earnings depend to a great extent on the results of operations for the last quarter of our fiscal year when a significant portion of our sales and profits are recorded.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at July 31, 2010 are similar to those disclosed in the 2009 Form 10-K.

Item 4. Controls and Procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the second quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Credit Agreement dated as of April 8, 2009 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and Wachovia Bank, National Association, as LC Agent

†
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
By: /s / Dennis P. Miller
Dennis P. Miller
Senior Vice President and Controller
(Principal Accounting Officer)

Date: September 8, 2010