Form 10-Q
period 2010-10-30
J C PENNEY CO INC
filed 2010-12-08
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

or

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
236,596,234 shares of Common Stock of 50 cents par value, as of December 3, 2010

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended October 30, 2010

i

Part I. Financial Information

Item 1. Unaudited Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

($ in millions, except per share data)	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009

Total net sales	$4,189	$4,179	$12,056	$12,006
Cost of goods sold	2,554	2,483	7,239	7,216
Gross margin	1,635	1,696	4,817	4,790
Operating expenses:
Selling, general and administrative (SG&A)	1,324	1,376	3,886	3,873
Pension	64	83	191	256
Depreciation and amortization	128	123	379	364
Pre-opening	2	4	7	27
Real estate and other, net	(7)	3	(20)	(10)
Total operating expenses	1,511	1,589	4,443	4,510
Operating income	124	107	374	280
Net interest expense	57	64	173	195
Bond premiums and unamortized costs	-	-	20	-
Income before income taxes	67	43	181	85
Income tax expense	23	16	63	34
Net income	$44	$27	$118	$51

Earnings per share – basic	$0.19	$0.11	$0.50	$0.22
Earnings per share – diluted	$0.19	$0.11	$0.50	$0.22

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except per share data)	Oct. 30,	Oct. 31,	Jan. 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash in banks and in transit	$199	$217	$163
Cash short-term investments	1,467	1,912	2,848
Cash and cash equivalents	1,666	2,129	3,011
Merchandise inventory	4,267	4,018	3,024
Income taxes receivable	464	523	395
Prepaid expenses and other	222	250	222
Total current assets	6,619	6,920	6,652
Property and equipment (net of accumulated
depreciation of $2,911, $2,707 and $2,701)	5,285	5,319	5,357
Prepaid pension	391	25	-
Other assets	657	534	572
Total Assets	$12,952	$12,798	$12,581

Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$1,766	$1,794	$1,226
Other accounts payable and accrued expenses	1,459	1,486	1,630
Current maturities of long-term debt	-	393	393
Total current liabilities	3,225	3,673	3,249
Long-term debt	3,099	2,999	2,999
Deferred taxes	994	810	817
Other liabilities	693	728	738
Total Liabilities	8,011	8,210	7,803

Stockholders' Equity
Common stock(1)	118	118	118
Additional paid-in capital	3,908	3,862	3,867
Reinvested earnings	1,999	1,871	2,023
Accumulated other comprehensive (loss)	(1,084)	(1,263)	(1,230)
Total Stockholders’ Equity	4,941	4,588	4,778

Total Liabilities and Stockholders’ Equity	$12,952	$12,798	$12,581

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 237 million as of October 30, 2010, and 236 million as of October 31, 2009 and January 30, 2010.

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Unaudited)

($ in millions)	Nine Months Ended
	Oct. 30,	Oct. 31,
	2010	2009
Cash flows from operating activities:
Net income	$118	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments and other charges	4	19
Depreciation and amortization	379	364
Benefit plans expense	149	234
Voluntary pension contribution	(392)	-
Stock-based compensation	36	29
Tax benefits from stock-based compensation	3	3
Deferred taxes	79	118
Change in cash from:
Inventory	(1,243)	(759)
Prepaid expenses and other assets	7	8
Merchandise accounts payable	540	600
Current income taxes payable	(76)	(217)
Accrued expenses and other	(122)	23
Net cash (used in)/provided by operating activities of continuing operations	(518)	473

Cash flows from investing activities:
Capital expenditures	(380)	(424)
Proceeds from sale of assets	4	12
Net cash (used in) investing activities of continuing operations	(376)	(412)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	392	-
Payments of long-term debt, including capital leases	(693)	(113)
Financing costs	(14)	(32)
Dividends paid, common	(142)	(136)
Proceeds from stock options exercised	7	3
Excess tax benefits from stock-based compensation	1	-
Tax withholding payments reimbursed by restricted stock	(2)	(2)
Net cash (used in) financing activities of continuing operations	(451)	(280)
Cash flows from discontinued operations:
Operating cash flows	-	(4)
Investing cash flows	-	-
Financing cash flows	-	-
Total cash (paid for) discontinued operations	-	(4)
Net (decrease) in cash and cash equivalents	(1,345)	(223)
Cash and cash equivalents at beginning of year	3,011	2,352
Cash and cash equivalents at end of period	$1,666	$2,129

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

These Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission.  The accompanying Interim Consolidated Financial Statements are unaudited but, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (2009 Form 10-K). We follow substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2009 Form 10-K. The January 30, 2010 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2009 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “three months ended October 30, 2010” and “three months ended October 31, 2009” refer to the 13-week periods ended on such dates. “Nine months ended October 30, 2010” and “nine months ended October 31, 2009” refer to the 39-week periods ended on such dates.

Basis of Consolidation
All significant intercompany transactions and balances have been eliminated in consolidation.  Certain reclassifications were made to prior year amounts to conform to the current period presentation. None of the reclassifications affected our net income in any period.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2 – Earnings per Share

Net income and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009
Earnings:
Net income	$44	$27	$118	$51
Shares:
Average common shares outstanding (basic shares)	236	236	236	231
Adjustment for assumed dilution:
Stock options and restricted stock awards	2	2	2	1
Average shares assuming dilution (diluted shares)	238	238	238	232
EPS:
Basic	$0.19	$0.11	$0.50	$0.22
Diluted	$0.19	$0.11	$0.50	$0.22

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would have been anti-dilutive:

(Shares in millions)	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009
Stock options and restricted awards	11	8	11	10

Note 3 – Supplemental Cash Flow Information

($ in millions)	Nine Months Ended
	Oct. 30,	Oct. 31,
	2010	2009
Income taxes paid	$55	$129
Interest paid	235	252
Interest received	4	3
Non-cash transaction	-	340

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
•
The leverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot exceed 3.5 to 1 from January 31, 2010 through October 30, 2010 and 3 to 1 thereafter.

•
The fixed charge coverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot be less than 2.25 to 1 through October 30, 2010, 2.5 to 1 from October 31, 2010 through October 29, 2011; and 3 to 1 thereafter.

•	The asset coverage ratio, which is calculated as of the last day of each fiscal month, cannot be less than 3 to 1.

As of October 30, 2010, we were in compliance with these requirements with a leverage ratio of 2.1 to 1, a fixed charge coverage ratio of 3.7 to 1 and an asset coverage ratio of 30 to 1. No borrowings, other than the issuance of standby and import letters of credit totaling $144 million as of October 30, 2010, have been made under the 2009 Credit Facility.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 – Fair Value Disclosures

REIT Assets Measured on a Recurring Basis
We determined the fair value of our investments in public real estate investment trusts (REITs) using quoted market prices.  See Note 8 for the net unrealized gain of $41 million in REITs recorded in accumulated other comprehensive income, a component of net equity.  Our REIT assets measured at fair value on a recurring basis were as follows:

($ in millions)	REIT Assets at Fair Value
	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 30, 2010	$242	$-	$-
October 31, 2009	165	-	-
January 30, 2010	178	-	-

Other Financial Instruments
Our financial instruments include cash and cash equivalents and long-term debt.  The carrying amount of our cash and cash equivalents approximates fair value because of the short maturity of these instruments.  The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  At October 30, 2010, long-term debt had a carrying value of $3.1 billion and a fair value of $3.1 billion.  At January 30, 2010, long-term debt, including current maturities had a carrying value of $3.4 billion and a fair value of $3.3 billion.

Note 7 – Stockholder Protection Rights Agreement

As authorized by our Company’s Board of Directors, the Company entered into a Stockholder Protection Rights Agreement, dated as of October 15, 2010 (Rights Agreement), by and between the Company and Mellon Investor Services, LLC, as Rights Agent.  Pursuant to the terms of the Rights Agreement, which has a one-year term, one preferred stock purchase right (a Right) was attached to each outstanding share of Common Stock of $0.50 par value of the Company (Common Stock) held by holders of record as of the close of business on October 25, 2010.  Additionally, the Company will issue one Right with each new share of Common Stock issued.  The Rights will initially trade with and be inseparable from our Common Stock and will not be evidenced by separate certificates unless they become exercisable.

Each Right entitles its holder to purchase from the Company 1/100 of a share of participating preferred stock having economic and voting terms similar to the Common Stock at an exercise price of $130 per Right, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable.  In general terms, under the Rights Agreement, the Rights become exercisable if any person or group acquires 10% or more of the Common Stock or, in the case of any person or group that owned 10% or more of the Common Stock as of October 15, 2010, upon the acquisition of any additional shares by such person or group.  The Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries, and any entity holding Common Stock for or pursuant to the terms of any such plan, are excepted.  Upon exercise of the Right in accordance with the Rights Agreement, the holder would be able to purchase a number of shares of Common Stock from the Company having an aggregate market price (as defined in the Rights Agreement) equal to twice the then-current exercise price for an amount in cash equal to the then-current exercise price. The Rights will not prevent a takeover of our Company, but may cause substantial dilution to a person that acquires 10% or more of our Common Stock.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8 – Stockholders’ Equity

The following table shows the change in the components of stockholders’ equity for the first nine months of 2010:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive (Loss)/Income		Total Stockholders’ Equity
January 30, 2010	236	$ 118	$ 3,867	$ 2,023	$ (1,230)	(1)	$ 4,778
Net income	-	-	-	118	-		118
Other comprehensive income	-	-	-	-	146		146
Dividends declared, common	-	-	-	(142)	-		(142)
Stock-based compensation	-	-	41	-	-		41
October 30, 2010	236	$ 118	$ 3,908	$ 1,999	$ (1,084)	(2)	$ 4,941

(1)
Includes an unrealized gain in REITs of $63 million (shown net of a $35 million deferred tax liability) and actuarial loss and prior service cost for the pension and postretirement plans of $1,293 million (shown net of an $825 million deferred tax asset).

(2)
Includes an unrealized gain in REITs of $104 million (shown net of a deferred tax liability of $58 million) and actuarial loss and prior service cost for the pension and postretirement plans of $1,188 million (shown net of a $757 million deferred tax asset).

Comprehensive Income

	Three Months Ended		Nine Months Ended
($ in millions)	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009
Net income	$44	$27	$118	$51
Other comprehensive income/(loss) – net of tax:
Remeasurement of primary pension plan at May 18, 2009	-	-	-	(10)
Amortization of net actuarial loss and prior service cost	35	39	105	121
Unrealized gain in REITs	11	20	41	40
Total other comprehensive income	46	59	146	151
Total comprehensive income	$90	$86	$264	$202

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9 – Stock-Based Compensation

We grant stock-based compensation awards to employees (associates) and non-employee directors under our 2009 Long-Term Incentive Plan (2009 Plan).  As of October 30, 2010, there were approximately 11 million shares of stock available for future grant under the 2009 Plan.

The following table presents total stock-based compensation costs and related income tax benefits:

Stock-Based Compensation Costs
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009
Stock awards	$3	$3	$15	$9
Stock options	7	6	21	20
Total stock-based compensation cost	$10	$9	$36	$29

Total related income tax benefit recognized in the
Consolidated Statements of Operations	$2	$3	$12	$11

Stock Options
On August 17, 2010, we made a grant of stock options covering approximately 25,000 shares to an associate at an option price of $20.14, with a fair value of $5.93.

On March 16, 2010, we made an annual grant of stock options covering approximately 2.7 million shares to associates at an option price of $30.72, with a fair value of $9.04 per option.

The following table summarizes stock options outstanding as of October 30, 2010, as well as activity during the nine months then ended:

(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at January 30, 2010	13,561	$36
Granted	2,714	31
Exercised	(390)	17
Forfeited or expired	(642)	39
Outstanding at October 30, 2010	15,243	36

Exercisable at October 30, 2010	8,804	44

As of October 30, 2010, there was $35 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately one year.

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

On May 26, 2010, we granted approximately 58,000 restricted stock units to non-employee Board members.  We also granted approximately 99,000 restricted stock units during the first nine months of 2010 consisting of ad-hoc awards to associates and dividend equivalents on outstanding awards.

In addition to individual ad-hoc stock awards vested during the first nine months of 2010, approximately 111,000 of our March 2008 annual grant of time-based restricted stock unit awards vested.

The following table summarizes the non-vested stock awards as of October 30, 2010 and activity during the nine months then ended:

(awards in thousands)		Weighted- Average Grant
	Non-Vested Stock Awards	Date Fair Value
Outstanding at January 30, 2010	983	$28
Granted	1,121	30
Vested	(235)	45
Forfeited	(35)	33
Outstanding at October 30, 2010	1,834	27

As of October 30, 2010, there was $30 million of unrecognized compensation expense related to unearned associate stock awards which will be recognized over the remaining weighted-average vesting period of approximately one year.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10 – Retirement Benefit Plans

The components of net periodic benefit costs for our non-contributory qualified defined benefit pension plan (primary plan) and non-contributory supplemental pension plans for the three and nine months ended October 30, 2010 and October 31, 2009 were as follows:

Pension Plans Net Periodic Benefit Expense

	Pension Plans
	Primary Plan		Supplemental		Total
($ in millions)	Three Months Ended		Three Months Ended		Three Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009	2010	2009
Service cost	$22	$20	$-	$1	$22	$21
Interest cost	62	63	3	4	65	67
Expected return on plan assets	(87)	(78)	-	-	(87)	(78)
Net amortization	59	68	5	5	64	73
Net periodic benefit expense	$56	$73	$8	$10	$64	$83

	Pension Plans
	Primary Plan		Supplemental		Total
($ in millions)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009	2010	2009
Service cost	$66	$59	$1	$3	$67	$62
Interest cost	186	190	10	12	196	202
Expected return on plan assets	(263)	(225)	-	-	(263)	(225)
Net amortization	177	203	14	14	191	217
Net periodic benefit expense	$166	$227	$25	$29	$191	$256

Postretirement Health and Welfare Plan Net Periodic (Income)

	Postretirement Health and Welfare Plan
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009
Service cost	$-	$-	$-	$-
Interest cost	-	-	-	-
Expected return on plan assets	-	-	-	-
Net amortization	(6)	(6)	(18)	(18)
Net periodic (income)	$(6)	$(6)	$(18)	$(18)

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Defined Contribution Plans
Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan, a 401(k) plan, a non-contributory retirement account and a non-qualified contributory unfunded mirror savings plan offered to certain management associates. Total expense for our defined contribution plans for the third quarter of 2010 and 2009 was $13 million and $16 million, respectively, and is predominantly included in SG&A expense on the Consolidated Statements of Operations. Total expense for the first nine months of 2010 and 2009 was $39 million and $46 million, respectively.

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

Note 11 – Real Estate and Other, Net

($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009
Real estate activities	$(8)	$(9)	$(24)	$(27)
Other	1	12	4	17
Total (income)/expense	$(7)	$3	$(20)	$(10)

Real estate and other consists mainly of ongoing operating income from our real estate subsidiaries whose primary investments are in REITs, as well as investments in 14 joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits.  Real estate and other income increased year-over-year as a result of the non-comparable recognition of impairments related to two stores in the third quarter of 2009.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12 – Income Taxes

The total amount for unrecognized tax benefits as of October 30, 2010 was $157 million compared to $165 million as of January 30, 2010.  The decrease included $14 million for settlements reached with tax authorities partially offset by an increase of $6 million based on additional amounts related to prior period tax positions. As of the end of the third quarter of 2010, the uncertain tax position balance included $69 million that, if recognized, would lower the effective tax rate and would be reduced upon settlement by $24 million related to the federal tax deduction of state taxes. The remaining component was $88 million reflecting tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Due to deferred tax accounting, other than any interest or penalties incurred, the disallowance of the shorter deductibility period would not impact the effective tax rate, but would accelerate payment to the taxing authority.

Over the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $53 million ($2 million of which would impact the effective tax rate) if our tax position is sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Our accrued interest was $3 million as of October 30, 2010 and $2 million as of January 30, 2010.  We did not have any such penalties accrued as of either date.

Note 13 – Litigation, Other Contingencies and Guarantees

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

As of October 30, 2010, we estimated our total potential environmental liabilities to range from $51 million to $62 million and recorded our best estimate of $54 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former Eckerd drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

As of October 30, 2010, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14 – Amendment to Private Label Credit Card Program Agreement

Effective October 29, 2010, we amended our agreement with GE Money Bank (GEMB) governing our private label credit card program (the Program).    The amendment provides for certain changes to the Program to offset the financial impacts to GEMB from recent changes in law.  To mitigate the expected revenue impacts resulting from the issuance of new regulations by the Federal Reserve under the Credit Card Accountability Responsibility and Disclosure Act of 2009, we agreed to eliminate the annual signing bonus payable to us, effective July 1, 2010, as well as an application bounty payment, also payable to us, and agreed to modify the gain share calculation. The amendment also permits GEMB to make certain changes to credit terms on cardholder accounts, including finance charges, late fees and minimum payments. In addition, the amendment entitles GEMB to offer a debt protection product to new and existing cardholders.

Note 15 – Effect of New Accounting Standards

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

Third Quarter Highlights
•	Earnings per share was $0.19 per share for the quarter compared to $0.11 per share in last year’s third quarter.

•	Comparable store sales increased 1.9% and were positive for the third consecutive quarter.

•	Selling, general and administrative expenses were 31.6% of sales, an improvement of 130 basis points compared to third quarter last year.

•	We opened 16 Sephora inside JCPenney locations to bring our total to 231 locations.

•	We successfully launched the Liz Claiborne® brand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Results of Operations
For the third quarter of 2010, net income was $44 million, or $0.19 per share, compared to $27 million, or $0.11 per share, last year.  Excluding the non-cash impact of our primary pension plan, adjusted net income (non-GAAP) increased 11.1% to $80 million, or $0.34 per share, this year compared to $72 million, or $0.30 per share in last year’s third quarter.  During the third quarter we improved profitability by delivering topline sales growth coupled with a reduction in operating expenses.  Comparable store sales improved 1.9% compared to last year, our third consecutive quarter of comparable store sales gains.  Gross margin decreased $61 million to 39.0% of sales primarily as a result of higher markdowns due to increased promotional activities, somewhat offset by vendor support, as well as a shift in our merchandise mix to a greater portion of good and better price points versus better and best price points.   SG&A expenses decreased in the quarter by 3.8% compared to last year primarily due to a reduction in our incentive compensation accrual and lower marketing expenses.

($ in millions, except EPS)	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009
Total net sales	$4,189	$4,179	$12,056	$12,006
Percent increase/(decrease) from prior year	0.2%	(3.2)%	0.4%	(5.7)%
Comparable store sales increase/(decrease)(1)	1.9%	(4.6)%	1.5%	(7.2)%
Gross margin	1,635	1,696	4,817	4,790
Operating expenses:
Selling, general and administrative (SG&A)	1,324	1,376	3,886	3,873
Primary pension plan	56	73	166	227
Supplemental pension plans	8	10	25	29
Total pension plans	64	83	191	256
Depreciation and amortization	128	123	379	364
Pre-opening	2	4	7	27
Real estate and other, net	(7)	3	(20)	(10)
Total operating expenses	1,511	1,589	4,443	4,510
Operating income	124	107	374	280
Adjusted operating income (non-GAAP)(2)	180	180	540	507
Net interest expense	57	64	173	195
Bond premiums and unamortized costs	-	-	20	-
Income before income taxes	67	43	181	85
Income tax expense	23	16	63	34
Net income	$44	$27	$118	$51
Adjusted net income (non-GAAP)(2)	$80	$72	$223	$190

Diluted EPS	$0.19	$0.11	$0.50	$0.22
Adjusted diluted EPS (non-GAAP)(2)	$0.34	$0.30	$0.94	$0.82

Ratios as a percent of sales:
Gross margin	39.0%	40.6%	40.0%	39.9%
SG&A	31.6%	32.9%	32.2%	32.3%
Total operating expenses	36.0%	38.0%	36.9%	37.6%
Operating income	3.0%	2.6%	3.1%	2.3%
Adjusted operating income (non-GAAP)(2)	4.3%	4.3%	4.5%	4.2%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Non-GAAP Financial Measures
We report our financial information in accordance with generally accepted accounting principles in the United States (GAAP).  However, we present certain financial measures identified as non-GAAP under the rules of the Securities and Exchange Commission (SEC) to assess our results.  We believe the presentation of these financial measures, which our management uses to assess our operating results, is useful in order to better understand the operating performance of our core business and facilitate the comparison of our results to the results of our peer companies.  It is important to view these financial measures in addition to, rather than as a substitute for, those measures and ratios prepared in accordance with GAAP.  We have provided reconciliations of the most directly comparable GAAP measures to our non-GAAP financial measures presented.

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

Adjusted Operating Income. The following table reconciles operating income, the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure:

($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009
Operating income (GAAP)	$124	$107	$374	$280
As a percent of sales	3.0%	2.6%	3.1%	2.3%
Add: primary pension plan expense	56	73	166	227
Adjusted operating income (non-GAAP)	$180	$180	$540	$507
As a percent of sales	4.3%	4.3%	4.5%	4.2%

Adjusted Net Income and Adjusted Diluted EPS. The following table reconciles net income and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income and adjusted diluted EPS, non-GAAP financial measures:

($ in millions, except EPS)	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009
Net income (GAAP)	$44	$27	$118	$51
Diluted EPS (GAAP)	$0.19	$0.11	$0.50	$0.22

Add: primary pension plan expense, net of
income tax of $20, $28, $61 and $88	36	45	105	139
Adjusted net income (non-GAAP)	$80	$72	$223	$190
Adjusted diluted EPS (non-GAAP)	$0.34	$0.30	$0.94	$0.82

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Total Net Sales
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009
Total net sales	$4,189	$4,179	$12,056	$12,006
Sales percent increase/(decrease):
Total net sales	0.2%	(3.2)%	0.4%	(5.7)%
Comparable store sales	1.9%	(4.6)%	1.5%	(7.2)%

Total net sales increased $10 million in the third quarter of 2010 compared to last year.  For the first nine months of 2010, total net sales increased $50 million from the same period last year.  The components of the changes in net sales were as follows:

($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009
Comparable store sales increase/(decrease)	$77	$(183)	$167	$(843)
Sales from new stores, net	2	77	77	222
Sales through catalog print media and outlet stores (decrease)	(69)	(33)	(194)	(100)
Total net sales increase/(decrease)	$10	$(139)	$50	$(721)

In the third quarter of 2010, comparable store sales increased 1.9%, while comparable store sales in last year’s third quarter declined 4.6%.  This year’s quarterly comparable store sales gain included strong back-to-school results with a 2.3% gain in August and a 5.1% comparable gain in September.  The sales performance earlier in the quarter was partially offset by October sales that were impacted by unseasonably warm weather. Internet sales, through jcp.com, which are included in comparable store sales, increased 3.0% in the quarter compared to last year’s decrease of 0.6%.  As expected, catalog print media and outlet store sales declined in the quarter due to the elimination of our “big book” catalogs.  Total net sales increased $10 million to $4,189 million compared with $4,179 million last year.

During the third quarter of 2010, JCPenney mall store traffic was 2% above last year and off-mall store traffic was up about 8% with conversion rates for both mall and off-mall stores above last year.    The overall number of transactions increased approximately 7% and units per transaction increased about 2% compared to last year’s third quarter.  Our average unit retail was down in the third quarter compared to the same 2009 period primarily as a result of our strategic effort to shift a greater portion of our assortments to good and better price points versus better and best price points along with a greater portion of clearance sales in our mix this year. Geographically, our best performance was in the southeast and southwest regions, and the weakest was in the northeast region.

Shoes and men’s apparel were our best performing divisions for the quarter with gains compared to last year.  Home experienced the weakest results for the quarter.  Private brands, including exclusive brands found only at JCPenney reached 56% of total merchandise sales for the third quarter of 2010, up from 54% in the third quarter of 2009.

During the third quarter of 2010 we opened 16 Sephora inside JCPenney locations, reaching our 2010 goal of 231 compared to 155 locations at the end of the third quarter of 2009.  We currently plan to continue opening approximately 75 locations per year.

For the first nine months of 2010, comparable store sales increased 1.5%, while comparable store sales in the first nine months of last year declined 7.2%.  Internet sales, through jcp.com, which are included in comparable store sales, increased 3.4% compared to a decrease of 2.1% last year.  The contribution of sales from new stores declined due to fewer stores being opened. As expected, catalog print media and outlet store sales declined in the first nine months due to the elimination of our “big book” catalogs.  Total net sales increased $50 million, or 0.4%, to $12,056 million compared with $12,006 million last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Store Count and Gross Selling Space
The following table provides the number of department stores and gross selling space for the first nine months of 2010 and 2009:

	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009
Number of department stores
Beginning of period	1,107	1,106	1,108	1,093
Stores opened	-	3	2	17	(1)
Closed stores	-	-	(3)	(1)	(1)
End of period	1,107	1,109	1,107	1,109

Gross selling space
(square feet in millions)
Beginning of period	112	112	112	110
Stores opened	-	-	-	2
Closed stores	-	-	-	-
End of period	112	112	112	112
(1) Includes one relocation

Merchandise Initiatives
In August 2010, we launched Liz Claiborne, making JCPenney the exclusive department store for Liz Claiborne and Claiborne® branded merchandise in the United States and Puerto Rico.  Available in all stores and jcp.com, Liz Claiborne is presented as a full lifestyle collection across approximately 30 categories, including women’s and men’s apparel, home and accessories.  We are pleased with the early results of Liz Claiborne, which is exceeding plan.

Also in August 2010, we launched MNG by Mango® bringing high quality, affordable European runway fast fashion to our customers, with new merchandise arriving twice monthly.  JCPenney is the exclusive U.S. department store retailer for MNG by Mango, and presents a full contemporary lifestyle offering of career and casual women’s sportswear as well as handbags, accessories and footwear.  The brand falls into our better and best price points and is available on jcp.com and in 77 JCPenney stores this fall and will expand into additional stores next year.

In October 2010, we announced a collaboration with Condé Nast to launch Modern Bride™, a concept devoted to providing style and exceptional customer service in a special department store setting.  In February 2011, we will introduce the Modern Bride concept in our Fine Jewelry department, in time for Valentine’s Day, by offering an elevated and expanded assortment of bridal jewelry including engagement rings and wedding bands.

Recent Developments
In November 2010, we announced our newly created Growth Brands Division and our plans to pursue high potential opportunities in the retail sector.  Our Growth Brands Division, which will include both digital and retail store opportunities, will be separate from our core JCPenney brand and will leverage our merchandising, marketing, product development, sourcing, IT, planning and allocation and consumer research capabilities to create new retail businesses and drive sales growth.  The Growth Brands Division reflects our Long Range Plan objective of growth leadership in the industry.

Also during November, we announced three retail businesses that will debut under our Growth Brands Division.  In summer 2011, we will launch two on-line retail businesses, Gifting Grace™ and CLAD™ in partnership with Hearst Magazines. Targeting women ages 30 to 54, giftinggrace.com™ will be a comprehensive online gifting resource offering an extensive

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

assortment of unique and memorable gift items, compelling content and convenient tools for gift-givers. CLAD, a complete online modern menswear resource aimed at fashionable men ages 25 to 54, will provide a full assortment of designer brands in a digital environment, along with tools to make it easy to shop often and with special fit solutions.

In April 2011, we plan to launch The Foundry Big & Tall Supply Co.™ with an ecommerce website catering to the men’s big & tall customer, followed by the opening of 10 stand-alone specialty retail stores in the second quarter of 2011.  The Foundry Big & Tall Supply Co. plans to carry an extensive assortment of highly sought-after national men’s brands along with The Foundry Supply Company™ private brand merchandise, offering an upscale, one-stop shop. The Foundry Big & Tall Supply Co. plans expand to 150 stores by 2013, reaching a total of 300 stores over the next five years.

Gross Margin
Gross margin for the third quarter of 2010 declined $61 million to $1,635 million from $1,696 million last year. The gross margin rate declined 160 basis points to 39.0% of sales versus 40.6% of sales in last year’s third quarter.  The gross margin rate decreased primarily due to higher markdowns from increased promotional activities that were somewhat offset by vendor support, and in part, to our strategic initiative to shift our merchandise mix to more items at good and better price points versus better and best price points.  The gross margin level was also negatively impacted by the elimination of the “big book” catalogs.  Through the first nine months of 2010, gross margin increased 10 basis points to a record level 40.0% of sales, or $4,817 million, compared with 39.9% of sales, or $4,790 million, for the comparable 2009 period.

SG&A Expenses
SG&A expenses for the third quarter of 2010 declined 130 basis points to 31.6% of sales compared to 32.9% in last year’s third quarter.   The improvement was primarily the result of a reduction in our incentive compensation accrual and lower marketing expenses.  While we launched Liz Claiborne during the quarter with an extensive marketing campaign, year-over-year marketing expenses declined as spend was reallocated from print media to local and national advertising and online media. On a dollar basis, SG&A expenses declined $52 million, or 3.8%, to $1,324 million compared with $1,376 million last year.   For the first nine months of 2010, SG&A expenses increased $13 million to $3,886 million compared to $3,873 million last year, mainly attributable to costs related to new Sephora inside JCPenney locations, which are more labor intensive than other departments in the store and incremental costs related to net new stores, offset somewhat by reductions in our incentive compensation accrual.

Pension Expense
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 30,	Oct. 31,	Oct. 30,	Oct. 31,
	2010	2009	2010	2009
Primary pension plan	$56	$73	$166	$227
Supplemental pension plans	8	10	25	29
Total	$64	$83	$191	$256

Total pension expense consists of non-cash primary pension plan expense and supplemental pension plans expense.  For the third quarter of 2010, primary pension plan expense declined $17 million to $56 million compared to $73 million in the third quarter of 2009, primarily as a result of higher returns on pension plan assets as of the year-end measurement date due to positive market returns in 2009.   Primary pension costs for the first nine months of 2010 declined $61 million to $166 million versus $227 million in the comparable 2009 period.

Depreciation and Amortization Expenses
As expected with our investments in renovating existing stores and modest store growth in 2009, depreciation and amortization expenses in the third quarter of 2010 increased $5 million to $128 million from $123 million last year. Depreciation and amortization expenses for the first nine months increased to $379 million, compared with $364 million last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Pre-Opening Expenses
Pre-opening expenses for new stores and Sephora inside JCPenney locations declined in the third quarter of 2010 to $2 million compared to $4 million in last year’s third quarter when we opened three new stores.  For the first nine months of 2010 and 2009, pre-opening expenses totaled $7 million and $27 million, respectively.  We opened two new stores during the first nine months of 2010 compared to 17 new stores in the same period last year.

Real Estate and Other, Net
Real estate and other consists primarily of ongoing operating income from our real estate subsidiaries, as well as net gains from the sale of facilities and equipment that are no longer used in our operations, other non-operating corporate charges and credits and asset impairments.  Real estate and other was a net credit of $7 million for the third quarter of 2010 and a net charge of $3 million for the third quarter of 2009.  For the first nine months of 2010, real estate and other was a net credit of $20 million versus $10 million in same period in 2009.  The year-over-year improvement is primarily related to the third quarter 2009 non-comparable recognition of impairments of two stores, one of which had been closed due to engineering structural issues in the shopping center.  For the first nine months of 2009, real estate and other also included write-downs to reflect the fair value of certain corporate assets.

Operating Income
For the third quarter of 2010 operating income at $124 million increased 40 basis points to 3.0% of sales, from 2.6% of sales or $107 million in the third quarter of last year.  Excluding the impact of non-cash primary pension plan expense, adjusted operating income (non-GAAP) was flat compared to last year at 4.3% of sales.

For the first nine months of 2010, operating income was $374 million, or 3.1% of sales, compared with $280 million, or 2.3% of sales, for the first nine months of 2009.  Adjusted operating income increased 30 basis points to 4.5% percent of sales in 2010 versus 4.2% in 2009.

Net Interest Expense and Bond Premiums and Unamortized Costs
Net interest expense declined $7 million to $57 million for the third quarter of 2010 compared to $64 million in 2009, primarily as a result of lower debt levels combined with lower interest rate levels resulting from long-term debt transactions completed during the year as discussed in Liquidity and Capital Resources.  For the first nine months of 2010, interest expense declined $22 million to $173 million from $195 million in the first nine months of 2009.

In the first nine months of 2010, we incurred approximately $20 million in additional expenses, consisting primarily of bond premiums paid in connection with the debt tender offer that was completed in May 2010.

Income Taxes
Our effective income tax rate for the third quarter of 2010 was 34.3% compared to 37.2% in last year’s third quarter.  The rate was lower than last year due to a positive adjustment resulting from the true-up to actual after the filing of the Company’s 2009 tax return.  In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.  Our effective income tax rate for the first nine months of 2010 was 34.8% compared with 40.0% for the first nine months of 2009.  The year-over-year decline in tax rate resulted mainly from the third quarter true-up and a $3 million reduction in the second quarter of 2010 primarily due to the positive resolution of state audit issues.  In addition, last year’s higher rate included the impact of state income tax legislative changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Liquidity and Capital Resources

Financial Condition and Liquidity Position
The foundation of our strong liquidity position is our cash and cash equivalents balance and our $750 million revolving credit facility entered into in April 2009.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Nine Months Ended
($ in millions)	Oct. 30,	Oct. 31,
	2010	2009

Cash and cash equivalents	$1,666	$2,129
Merchandise inventory	4,267	4,018
Property and equipment, net	5,285	5,319

Long-term debt, including current maturities	3,099	3,392
Stockholders’ equity	4,941	4,588
Total capital	8,040	7,980

Additional amounts available under our credit agreement	750	750
Cash flow from operating activities of continuing operations	(518)	473
Free cash flow (non-GAAP financial measure)(1)	(707)	(142)
Capital expenditures	380	424
Dividends paid	142	136
Ratios:
Debt-to-total capital(2)	38.5%	42.5%
Cash-to-debt(3)	53.8%	62.8%
(1)	See the following page for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.
(2)	Long-term debt, including current maturities, divided by total capitalization.
(3)	Cash and cash equivalents divided by long-term debt, including current maturities.

Cash and Cash Equivalents
We ended the third quarter of 2010 with approximately $1.7 billion in cash and cash equivalents, which represents approximately 54% of our $3.1 billion of outstanding long-term debt.  During the first nine months of 2010, we used $693 million of cash balances to reduce long-term debt through payments at maturity and a debt tender offer.  In addition, we issued $400 million of new debt and used the net proceeds to make a discretionary contribution to our qualified pension plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Free Cash Flow (Non-GAAP Financial Measure)
Free cash flow is a key financial measure of our ability to generate additional cash from operating our business and in evaluating our financial performance. We define free cash flow as cash flow from operating activities excluding discretionary cash contributions to our primary pension plan net of the tax benefit from such contribution, less capital expenditures and dividends paid, plus the proceeds from the sale of assets. Adjustments to exclude discretionary pension plan contributions are more indicative of our ability to generate cash flows from operating activities. We believe discretionary contributions to our pension plan are more reflective of financing transactions to reduce off-balance sheet debt relating to the pension liability. Free cash flow is a relevant indicator of our ability to repay maturing debt, both on- and off-balance sheet, revise our dividend policy or fund other uses of capital that we believe will enhance stockholder value. Free cash flow is limited and does not represent remaining cash flow available for discretionary expenditures due to the fact that the measure does not deduct payments required for debt maturities, pay-down of off-balance sheet pension debt and other obligations or payments made for business acquisitions. Therefore, it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

($ in millions)	Nine Months Ended
	Oct. 30,	Oct. 31,
	2010	2009
Net cash (used in)/provided by operating activities of continuing operations (GAAP)	$(518)	$473
Add:
Discretionary pension contribution	392	-	(1)
Proceeds from sale of assets	4	12
Less:
Tax benefit of pension contribution	(63)	(67	)(1)
Capital expenditures	(380)	(424)
Dividends paid, common	(142)	(136)
Free cash flow (non-GAAP)	$(707)	$(142)
(1)	In 2009, a $340 million non-cash contribution in Company common stock was made to the pension plan, which resulted in a cash tax benefit of $67 million.

During the first nine months of 2010, our free cash flow decreased $565 million to negative $707 million compared to negative $142 million in the same period last year.  The decrease was mainly the result of higher merchandise inventory receipts, net of merchandise accounts payable, partially offset by a reduction in capital expenditures.

Operating Activities of Continuing Operations
Our operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of our sales, profits and operating cash flows are realized.

Cash flow from operating activities for the first nine months decreased from last year primarily due to the $392 million voluntary cash contribution to our primary pension plan and $544 million of higher receipts of merchandise inventory, net of merchandise accounts payable, for the first nine months of 2010 compared to last year’s first nine months.

Merchandise inventory increased $249 million, or 6.2% over last year’s low inventory levels, which had declined about 10% from 2008 levels, as well as current year increases to inventory levels to support the launch of our merchandise initiatives, including Liz Claiborne.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Cash Flow from Investing Activities - Continuing Operations

($ in millions)	Nine Months Ended
	Oct. 30,	Oct. 31,
Net cash (used in)/provided by:	2010	2009
Capital expenditures	$(380)	$(424)
Proceeds from sale of assets	4	12
Investing activities	$(376)	$(412)

Capital expenditures were $380 million for the first nine months of 2010, compared with $424 million for the first nine months of 2009. Capital spending was principally for store renewals and modernizations that included new Sephora inside JCPenney locations as well as capitalized software.  During the first nine months of 2010, we opened two new stores and 76 Sephora inside JCPenney locations, reaching our planned total for the year of Sephora inside JCPenney locations of 231.  Consistent with the first nine months, capital expenditures for the remainder of 2010 are expected to be funded with cash flow from operations and existing cash and cash equivalent balances.  We continue to anticipate full year 2010 capital expenditures to be about $500 million.

During the first nine months of 2009, we opened 17 new stores, including one relocation, and 64 Sephora inside JCPenney locations.

Financing Activities of Continuing Operations

($ in millions)	Nine Months Ended
	Oct. 30,	Oct. 31,
Net cash provided by/(used in):	2010	2009
Proceeds from issuance of long-term debt	$392	$-
Payments of long-term debt	(693)	(113)
Dividends paid	(142)	(136)
Other	(8)	(31)
Financing activities	$(451)	$(280)

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

During the first nine months of 2009, we accepted for purchase $104 million principal amount of JCP’s outstanding 8.0% Notes due March 1, 2010, which were validly tendered pursuant to a cash tender offer and purchased $9 million of these notes in the open market.

As authorized by the Board of Directors, we paid quarterly dividends of $0.20 per share during the first nine months of 2010 and 2009.

Cash Flow Outlook
For the remainder of 2010, we believe that our cash flow generated from operations, combined with our existing cash and cash equivalents will be adequate to fund capital expenditures, working capital and dividend payments.  We believe that our strong financial position continues to provide the financial flexibility to support our growth initiatives.

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

As of October 30, 2010, we were in compliance with our required financial covenants.  As of such date, our leverage ratio was 2.1 to 1, our fixed charge coverage ratio was 3.7 to 1 and our asset coverage ratio was 30 to 1.

We do not expect to borrow under our 2009 Credit Facility other than to provide support for the issuance of letters of credit, which totaled $144 million at October 30, 2010.

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

There have been no changes to our critical accounting policies during the first nine months of 2010.  For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2009 Form 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 15 to the unaudited Interim Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Seasonality

The results of operations and cash flows for the third quarter and first nine months of 2010 are not necessarily indicative of the results for the entire year.  Our annual earnings and cash flows depend to a great extent on the results of operations for the last quarter of our fiscal year when a significant portion of our sales and profits are recorded and cash flows from operations become positive.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at October 30, 2010 are similar to those disclosed in the 2009 Form 10-K.

Item 4. Controls and Procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the third quarter ended October 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2009 Form 10-K.

Item 6. Exhibits.

Exhibit Index
Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006
3.2	J. C. Penney Company, Inc. Bylaws, as amended to February 24, 2010	8-K	001-15274	3.1	03/01/2010
4.1	Stockholder Protection Rights Agreement, dated as of October 15, 2010, between J. C. Penney Company, Inc. and Mellon Investor Services, LLC, as Rights Agent	8-K	001-15274	4.1	10/18/2010
10.1	First Amendment, dated as of October 29, 2010, to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	10/29/2010
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					‡
101.SCH	XBRL Taxonomy Extension Schema Document					‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By: /s / Dennis P. Miller
Dennis P. Miller
Senior Vice President and Controller
(Principal Accounting Officer)

Date: December 8, 2010