Form 10-K
period 2011-01-29
J C PENNEY CO INC
filed 2011-03-29
CIK 1166126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2010). $5,616,298,853

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

229,873,694 shares of Common Stock of 50 cents par value, as of March 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2011 Proxy Statement	Part III

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

Since our founding by James Cash Penney in 1902, we have grown to be a major retailer, operating 1,106 department stores in 49 states and Puerto Rico as of January 29, 2011. Our business consists of selling merchandise and services to consumers through our department stores and through the Internet website at jcp.com. Department stores and Internet generally serve the same type of customers and provide virtually the same mix of merchandise, and department stores accept returns from sales made in stores and via the Internet. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside jcpenney and home furnishings. In addition, our department stores provide our customers with services such as styling salon, optical, portrait photography and custom decorating. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for sales by category.

A five-year summary of certain financial and operational information regarding our continuing operations can be found in Part II, Item 6, Selected Financial Data, of this Annual Report on Form 10-K. For a discussion of our ongoing merchandise initiatives, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Competition and Seasonality

The business of marketing merchandise and services is highly competitive. We are one of the largest department store and e-commerce retailers in the United States, and we have numerous competitors, as further described in Item 1A, Risk Factors. Many factors enter into the competition for the consumer’s patronage, including price, quality, style, service, product mix, convenience and credit availability. Our annual earnings depend to a great extent on the results of operations for the last quarter of the fiscal year, which includes the holiday season, when a significant portion of our sales and profits are recorded.

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

Website Availability

We maintain an Internet website at www.jcpenney.net and make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments to those reports, as soon as reasonably practicable after the materials are electronically filed with or furnished to the Securities and Exchange Commission. In addition, the website also provides press releases, an investor update package, access to webcasts of management presentations and other materials useful in evaluating our Company.

Suppliers

We have a diversified supplier base, both domestic and foreign, and are not dependent to any significant degree on any single supplier. We purchase our merchandise from over 3,500 domestic and foreign suppliers, many of which have done business with us for many years. In addition to our Plano, Texas home office, we, through our international purchasing subsidiary, maintained buying and quality assurance inspection offices in 19 foreign countries as of January 29, 2011.

Employment

The Company and its consolidated subsidiaries employed approximately 156,000 full-time and part-time associates as of January 29, 2011.

Environmental Matters

Environmental protection requirements did not have a material effect upon our operations during 2010. It is possible that compliance with such requirements (including any new requirements) would lengthen lead time in expansion or renovation plans and increase construction costs, and therefore operating costs, due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As of January 29, 2011, we estimated our total potential environmental liabilities to range from $36 million to $42 million and recorded our best estimate of $37 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Executive Officers of the Registrant

The following is a list, as of March 1, 2011, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP. References to Company positions held during fiscal years 2001 and earlier (prior to the creation of the holding company) are for JCP. There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age

Myron E. Ullman, III	Chairman of the Board and Chief Executive Officer	64

Michael P. Dastugue	Executive Vice President and Chief Financial Officer	46

Janet L. Dhillon	Executive Vice President, General Counsel and Secretary	48

Dennis P. Miller	Senior Vice President and Controller	58

Thomas M. Nealon	Group Executive Vice President	50

Michael T. Theilmann	Group Executive Vice President	46

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

Mr. Dastugue has served as Executive Vice President and Chief Financial Officer of the Company since January 2011 and served as Senior Vice President, Finance, from February 2010 until he assumed his current position. Since 1991, he has held a series of positions of increasing responsibility with the Company, including Vice President and Treasurer from 2000 to 2004, Senior Vice President, Director of Corporate Finance in 2005 and Senior Vice President, Director of Property Development from 2005 to 2010. He has served as a director of JCP since January 2011.

Ms. Dhillon has served as Executive Vice President, General Counsel and Secretary of the Company since 2009. Prior to joining the Company, she served as Senior Vice President and General Counsel and Chief Compliance Officer of US Airways Group, Inc. and US Airways, Inc. from 2006 to 2009. Ms. Dhillon joined US Airways, Inc. in 2004 as Managing Director and Associate General Counsel and served as Vice President and Deputy General Counsel of US Airways Group, Inc. and US Airways, Inc. from 2005 to 2006. Ms. Dhillon was with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1991 to 2004. She has served as a director of JCP since July 2009.

Mr. Miller has served as Senior Vice President and Controller of the Company since 2008. He served as Vice President, Director of Procurement and Strategic Sourcing of JCP from 2004 to 2008. From 2001 to 2004, he served as Senior Vice President and Chief Financial Officer of Eckerd Corporation, a former subsidiary of the Company.

Mr. Nealon has served as Group Executive Vice President since August 2010. He served as Executive Vice President and Chief Information Officer of the Company from 2006 to August 2010. From 2002 to 2006, he was employed by EDS, where he served on assignment as the Senior Vice President and Chief Information Officer of Southwest Airlines Co. From 2000 to 2002, he was a partner with the Feld Group.

Mr. Theilmann has served as Group Executive Vice President since August 2010. He served as Executive Vice President, Chief Human Resources and Administration Officer of the Company from 2005 to August 2010. From 2002 to 2005, he served as Senior Vice President, Human Resources and Chief People Officer of the International business of Yum! Brands Inc. From 2000 to 2002, he served as Vice President of Human Resources for European operations at Yum! Brands Inc.

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

Our results of operations are sensitive to changes in overall economic and political conditions that impact consumer spending, including discretionary spending. Many economic factors outside of our control, including the housing market, interest rates, recession, inflation and deflation, energy costs and availability, consumer credit availability and terms, consumer debt levels, tax rates and policy, and unemployment trends influence consumer confidence and spending. The domestic and international political situation and actions also affect consumer confidence and spending. Additional events that could impact our performance include pandemics, terrorist threats and activities, worldwide military and domestic disturbances and conflicts, political instability and civil unrest. Further declines in the level of consumer spending could adversely affect our growth and profitability.

The retail industry is highly competitive, which could adversely impact our sales and profitability.

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, associates, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses and other forms of retail commerce. Some competitors are larger than jcpenney, have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation and credit availability. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, launches of Internet websites, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

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

Our merchandise is sourced from a wide variety of suppliers, and our business depends on being able to find qualified suppliers and access products in a timely and efficient manner. A substantial portion of our merchandise is sourced outside of the United States. All of our suppliers must comply with our supplier legal compliance program and applicable laws, including consumer and product safety laws. Although we diversify our sourcing and production by country, the failure of a supplier to produce and deliver our goods on time, to meet our quality standards and adhere to our product safety requirements or to meet the requirements of our supplier compliance program or applicable laws, or our inability to flow merchandise to our stores or through the Internet channel in the right quantities at the right time could adversely affect our profitability and could result in damage to our reputation. Inflationary pressures on commodity prices and other input costs could increase our cost of goods, and an inability to pass such cost increases on to our customers or a change in our merchandise mix as a result of such cost increases could have an adverse impact on our profitability. Additionally, the impact of current and future economic conditions on our suppliers cannot be predicted and may cause our suppliers to be unable to access financing or become insolvent and thus become unable to supply us with products. Similarly, political or financial instability, changes in U.S. and foreign laws and regulations affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws and regulations, as well as currency exchange rates, transport capacity and costs and other factors relating to foreign trade and the inability to access suitable merchandise on acceptable terms could adversely impact our results of operations.

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

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale systems in the stores, our Internet website, data centers that process transactions, communication systems and various software applications used throughout our Company to track inventory flow, process transactions and generate performance and financial reports. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in business operations. In addition, despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. This could lead to loss of sales or profits, cause our customers to lose confidence in our ability to protect their personal information which could lead to lost future sales or cause us to incur significant costs to reimburse third parties for damages, any of which could have an adverse impact on our results of operations. In addition, the continued realization of the benefits of our centralized buying and allocation processes and systems is a key element of our ability to meet our long-term customer and financial goals. The effectiveness of these processes and systems is an important component of our ability to have the right inventory at the right place, time and price.

Significant changes in discount rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our qualified pension plan. Generally accepted accounting principles in the United States of America (GAAP) require that income or expense for the plan be calculated at the annual measurement date using actuarial assumptions and calculations. The most significant assumptions relate to the capital markets, interest rates and other economic conditions. Changes in key economic indicators can change the assumptions. Two critical assumptions used to estimate pension income or expense for the year are the expected long-term rate of return on plan assets and the discount rate. In addition, at the measurement date, we must also reflect the funded status of the plan (assets and liabilities) on the balance sheet, which may result in a significant change to equity through a reduction or increase to other comprehensive income. Although GAAP expense and pension contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash we could be required to contribute to the pension plan. Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve a plan’s funded status.

As a result of their ownership stakes in the Company, our largest stockholders have the ability to materially influence actions to be taken or approved by our stockholders. These stockholders are represented on our Board of Directors and, therefore, also have the ability to materially influence actions to be taken or approved by our Board.

As of March 1, 2011, Pershing Square Capital Management L.P., PS Management GP, LLC and Pershing Square GP, LLC (together “Pershing Square”) beneficially owned approximately 16.5% of the outstanding shares of our common stock. William A. Ackman, Chief Executive Officer of Pershing Square Capital Management, is one of our directors.

As of March 1, 2011, Vornado Realty Trust, Vornado Realty L.P., VNO Fashion LLC and VSPS I L.L.C. (together “Vornado”) beneficially owned approximately 9.9% of the outstanding shares of our common stock. Steven Roth, Chairman of the Board of Trustees of Vornado Realty Trust, is one of our directors.

Together, Pershing Square and Vornado owned approximately 26.4% of our outstanding shares as of March 1, 2011. Pershing Square and Vornado have each stated that they intend to consult with each other in connection with their respective investments in our common stock. As a result, Pershing Square and Vornado have the ability to materially influence actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. Pershing Square and Vornado also have the ability to materially influence actions to be taken or approved by our Board.

In the future, Pershing Square or Vornado may acquire or sell shares of our common stock and thereby increase or decrease their ownership stake in us. On October 18, 2010, we adopted a Stockholder Rights Plan, which restricts any person or group from acquiring (i) beneficial ownership of 10% or more of our common stock and (ii) in the case of any person or group that owns 10% or more of our outstanding common stock as of October 18, 2010, any additional shares of common stock.

Future share repurchases by us may increase Pershing Square’s and Vornado’s percentage ownership in the Company, and as a result, it is possible that Pershing Square’s and/or Vornado’s ability to influence the Company’s actions could become even greater in the future. However, on February 25, 2011, we entered into separate stockholder agreements with each of Pershing Square and Vornado, which generally provide that Pershing Square and Vornado will vote the number of shares of our common stock that it owns in excess of 16.5%, in Pershing Square’s case, and 9.9% in Vornado’s case, as a result of not participating in our current share repurchase program, to be present and voted at stockholder meetings either as recommended by our Board of Directors or in direct proportion to how all other stockholders vote.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

At January 29, 2011, we operated 1,106 department stores throughout the continental United States, Alaska and Puerto Rico, of which 426 were owned, including 120 stores located on ground leases. The following table lists the number of stores operating by state as of January 29, 2011:

Alabama	22		Maine	6	Oklahoma	19
Alaska	1		Maryland	17	Oregon	14
Arizona	23		Massachusetts	13	Pennsylvania	41
Arkansas	16		Michigan	43	Rhode Island	3
California	80		Minnesota	26	South Carolina	18
Colorado	22		Mississippi	18	South Dakota	8
Connecticut	10		Missouri	26	Tennessee	26
Delaware	3		Montana	9	Texas	93
Florida	60		Nebraska	12	Utah	9
Georgia	31		Nevada	7	Vermont	6
Idaho	9		New Hampshire	9	Virginia	28
Illinois	42		New Jersey	17	Washington	23
Indiana	30		New Mexico	10	West Virginia	9
Iowa	20		New York	43	Wisconsin	24
Kansas	19		North Carolina	36	Wyoming	5
Kentucky	22		North Dakota	8	Puerto Rico	7
Louisiana	16		Ohio	47

Total square feet	111.6	million

At January 29, 2011, our supply chain network operated 26 facilities at 18 locations, of which nine were owned, with multiple types of distribution activities housed in certain owned locations. Our network includes 13 store merchandise distribution centers, five regional warehouses, four jcp.com fulfillment centers and four furniture distribution centers as indicated in the following table:

Facility / Location	Leased/Owned	Square Footage (in thousands)
Store Merchandise Distribution Centers
Breinigsville, Pennsylvania	Leased	504
Forest Park, Georgia	Owned	530
Buena Park, California	Owned	543
Cedar Hill, Texas	Leased	433
Columbus, Ohio	Owned	386
Plainfield, Indiana	Leased	436
Lakeland, Florida	Leased	360
Lenexa, Kansas	Owned	322
Manchester, Connecticut	Owned	390
Wauwatosa, Wisconsin	Owned	507
Spanish Fork, Utah	Leased	400
Statesville, North Carolina	Owned	313
Sumner, Washington	Leased	350

Total store merchandise distribution centers		5,474

Regional Warehouses
Haslet, Texas	Owned	1,063
Forest Park, Georgia	Owned	427
Buena Park, California	Owned	146
Lathrop, California	Leased	436
Statesville, North Carolina	Owned	131

Total regional warehouses		2,203

jcp.com Fulfillment Centers
Columbus, Ohio	Owned	1,516
Lenexa, Kansas	Owned	1,622
Manchester, Connecticut	Owned	1,666
Reno, Nevada	Owned	1,660

Total jcp.com fulfillment centers		6,464

Furniture Distribution Centers
Forest Park, Georgia	Owned	343
Chino, California	Leased	325
Langhorne, Pennsylvania	Leased	228
Wauwatosa, Wisconsin	Owned	592

Total furniture distribution centers		1,488

Total supply chain network		15,629

We also own our home office facility in Plano, Texas, and approximately 240 acres of property adjacent to the facility. Furthermore, as of the end of the year we operated 19 outlet stores totaling approximately 2.0 million square feet, of which we own four. In the fourth quarter of 2010, the Company announced that it would be exiting these outlet stores as part of our restructuring plan to discontinue the catalog print business.

Item 3.    Legal Proceedings.

The Company has no material proceedings pending against it.

Item 4.    Reserved.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 21, 2011, was 31,882. In addition to common stock, we have authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at January 29, 2011.

The table below sets forth the quoted high and low market prices of our common stock on the NYSE for each quarterly period indicated, the quarter-end closing market price of our common stock, as well as the quarterly cash dividends declared per share of common stock:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
Dividend per share	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20	$0.20

Market price:
High	$33.75	$31.17	$30.15	$32.89	$34.50	$37.21	$35.12	$33.81
Low	$23.92	$13.71	$20.32	$24.56	$19.42	$28.65	$28.71	$24.18
Close	$29.17	$31.00	$24.63	$30.15	$31.18	$33.13	$32.29	$24.83

Our Board of Directors (Board) reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity and cash flow projections, as well as competitive factors. On March 24, 2011, the Board declared a quarterly dividend of $0.20 per share to be paid on May 2, 2011.

Additional information relating to the common stock and preferred stock is included in this Annual Report on Form 10-K on the Consolidated Statements of Stockholders’ Equity and in Note 11 to the consolidated financial statements.

Issuer Purchases of Securities

No repurchases of common stock were made during the fourth quarter of 2010, and no amounts were authorized for share repurchase as of January 29, 2011. In February 2011, the Board authorized a program to repurchase up to $900 million of common stock on the open market. This program was launched on March 4, 2011 and is expected to be completed in 2011.

Five-Year Total Stockholder Return Comparison

The following presentation compares our cumulative stockholder returns for the past five fiscal years with the returns of the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores over the same period. A list of these companies follows the graph below. The graph assumes $100 invested at the closing price of our common stock on the NYSE and each index as of the last trading day of our fiscal year 2005 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day of each fiscal year. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	00000	00000	00000	00000	00000	00000
	2005	2006	2007	2008	2009	2010
jcpenney	$100	$150	$88	$31	$48	$64
S&P 500	100	115	113	68	91	111
S&P Department Stores	100	144	92	43	73	83

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6.    Selected Financial Data.

FIVE-YEAR FINANCIAL SUMMARY (UNAUDITED)

(in millions, except per share data)	2010	2009	2008	2007		2006
Results for the year
Total net sales	$17,759	$17,556	$18,486	$19,860		$19,903
Sales percent increase/(decrease):
Total net sales	1.2%	(5.0)%	(6.9)%	(0.2	)%(1)	6.0	%(1)
Comparable store sales(2)	2.5%	(6.3)%	(8.5)%	0.0%		4.9%
Operating income	832	663	1,135	1,888		1,922
As a percent of sales	4.7%	3.8%	6.1%	9.5%		9.7%
Adjusted operating income (non-GAAP)(3)	1,053	961	1,002	1,791		1,931
As a percent of sales (non-GAAP)(3)	5.9%	5.5%	5.4%	9.0%		9.7%
Income from continuing operations	378	249	567	1,105		1,134
Adjusted income from continuing operations (non-GAAP)(3)	513	433	484	1,043		1,140

Per common share
Income from continuing operations, diluted	$1.59	$1.07	$2.54	$4.90		$4.88
Adjusted income from continuing operations, diluted (non-GAAP)(3)	2.16	1.86	2.17	4.63		4.91
Dividends declared	0.80	0.80	0.80	0.80		0.72

Financial position and cash flow
Total assets	$13,042	$12,581	$12,011	$14,309		$12,673
Cash and cash equivalents	2,622	3,011	2,352	2,532		2,803
Long-term debt, including current maturities	3,099	3,392	3,505	3,708		3,444
Free cash flow (non-GAAP)(3)	158	677	22	(269)		632

(1) Includes the effect of the 53rd week in 2006. Excluding sales of $254 million for the 53rd week in 2006, total net sales increased 1.1% in 2007 and 4.6% in 2006.

(2) Comparable store sales are presented on a 52-week basis and include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and online sales through jcp.com. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(3) See Non-GAAP Financial Measures beginning on the following page for additional information and reconciliation to the most directly comparable GAAP financial measure.

FIVE-YEAR OPERATIONS SUMMARY (UNAUDITED)

	2010	2009	2008	2007	2006
Number of department stores:

Beginning of year	1,108	1,093	1,067	1,033	1,019
Openings	2	17	35	50	28
Closings(1)	(4)	(2)	(9)	(16)	(14)

End of year	1,106	1,108	1,093	1,067	1,033

Gross selling space (square feet in millions)	111.6	111.7	109.9	106.6	103.1
Sales per gross square foot(2)	$153	$149	$160	$177	$176
Sales per net selling square foot(2)	$210	$206	$223	$248	$248

(1) Includes relocations of -, 1, 7, 15, and 10, respectively.

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

Non-GAAP Measures Excluding Non-Cash Primary Pension Plan Expense/(Income)

Our operating non-GAAP financial measures are presented to exclude, or adjust for, the impact of our primary pension plan expense/(income). Unlike other operating expenses, primary pension plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility. We believe it is useful for investors to understand the impact of the non-cash primary pension plan on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income; (2) adjusted income from continuing operations; and (3) adjusted diluted EPS from continuing operations.

Adjusted Operating Income. The following table reconciles operating income, the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure:

($ in millions)	2010	2009	2008	2007	2006
Operating income (GAAP)	$832	$663	$1,135	$1,888	$1,922
As a percent of sales	4.7%	3.8%	6.1%	9.5%	9.7%

Add/(deduct): primary pension plan expense/(income)	221	298	(133)	(97)	9

Adjusted operating income (non-GAAP)	$1,053	$961	$1,002	$1,791	$1,931

As a percent of sales	5.9%	5.5%	5.4%	9.0%	9.7%

Adjusted Income and Diluted Earnings per Share (EPS) from Continuing Operations. The following table reconciles income and diluted EPS from continuing operations, the most directly comparable GAAP financial measures, to adjusted income and diluted EPS from continuing operations, non-GAAP financial measures:

($ in millions, except per share data)	2010	2009	2008	2007	2006
Income from continuing operations (GAAP)	$378	$249	$567	$1,105	$1,134
Diluted EPS from continuing operations (GAAP)	$1.59	$1.07	$2.54	$4.90	$4.88
Add/(deduct): primary pension plan expense/(income), net of income tax	135	184	(83)	(62)	6

Adjusted income from continuing operations (non-GAAP)	$513	$433	$484	$1,043	$1,140

Adjusted diluted EPS from continuing operations (non-GAAP)	$2.16	$1.86	$2.17	$4.63	$4.91

Free Cash Flow

Free cash flow is a key financial measure of our ability to generate additional cash from operating our business and in evaluating our financial performance. We define free cash flow as net cash provided by operating activities excluding discretionary cash contributions to our primary pension plan and any associated cash tax impacts, less capital expenditures and dividends paid, plus proceeds from the sale of assets. Adjustments to exclude discretionary pension plan contributions are more indicative of our ability to generate cash flows from operating activities. We believe discretionary contributions to our pension plan are more reflective of financing transactions to reduce off-balance sheet debt relating to the pension liability. We believe that free cash flow is a relevant indicator of our ability to repay maturing debt, revise our dividend policy or fund other uses of capital that we believe will enhance stockholder value. Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities, pay-down of off-balance sheet pension debt and other obligations or payments made for business acquisitions. Therefore, we believe it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow, a non-GAAP financial measure.

($ in millions)	2010	2009		2008	2007		2006
Net cash provided by operating activities (GAAP)	$592	$1,573		$1,156	$1,232		$1,237
Less:
Capital expenditures	(499)	(600)		(969)	(1,243)		(772)
Dividends paid, common stock	(189)	(183)		(178)	(174)		(153)
Tax benefit from pension contribution	(152)	(126	)(1)	-	(110	)(2)	-
Plus:
Discretionary cash pension contribution	392	-		-	-		300
Proceeds from sale of assets	14	13		13	26		20

Free cash flow (non-GAAP)	$158	$677		$22	$(269)		$632

(1) Related to the discretionary contribution of $340 million of Company common stock in 2009.

(2) Related to the $300 million discretionary cash contribution in 2006.

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

For this Annual Report on Form 10-K, we enhanced our financial reporting as follows:

•

Supplemental cash flow information and significant non-cash transactions have been moved from a footnote presentation to be more prominently included directly on the face of the Consolidated Statements of Cash Flows.

•	We combined several related footnotes that contained information about common stock and stockholders’ equity into a single footnote titled, “Stockholders’ Equity.”
•

We addressed the new disclosure requirements to provide information on recurring or nonrecurring fair value measurements, including significant transfers into and out of level one and level two categories.

•	We simplified the content and presentation of Item 6, Selected Financial Data.
•

We revised our definition and calculation of free cash flow (a non-GAAP financial measure) to exclude discretionary pension contributions and any related cash tax effects, which more appropriately reflects our ability to generate cash flows from operating activities.

•	In view of the growth of our JCP Rewards® customer loyalty program in 2010, we added a significant accounting policy to describe the accounting for the program.

Consistent with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to report on the effectiveness of our internal control over financial reporting each fiscal year. In relation to these requirements, our external auditors expressed an unqualified opinion regarding the effective operation of our internal control over financial reporting.

Executive Overview

Despite the continued economic weakness during the year, we began to see some improvement in the retail sector. Our comparable store sales were positive for each quarter of 2010 and grew 2.5% for the year, while total net sales grew 1.2%. Total sales were 130 basis points lower than comparable store sales due to the reduction in sales resulting from discontinuing catalog print media. The gross margin rate as a percent of sales decreased slightly to 39.2%, compared to last year’s historic peak of 39.4%; however, we leveraged operating expenses to grow operating income by $169 million. EPS from continuing operations of $1.59 was 48.6% higher than last year. Other key highlights for 2010 were as follows:

•	We opened 76 Sephora inside jcpenney beauty boutiques to bring our total to 231 locations.
•	We successfully launched the Liz Claiborne® brand.
•	We completed several financing transactions during the year that further strengthened our financial position and created additional financial flexibility to support our growth plans:
•

We closed a public offering of $400 million aggregate principal amount of 5.65% Senior Notes due 2020 and used the net proceeds of approximately $392 million to make a voluntary cash contribution to our qualified pension plan.

•

We accepted for purchase $300 million principal amount of outstanding 6.375% Senior Notes due 2036, which were validly tendered pursuant to a cash tender offer, and incurred approximately $20 million, or about $0.05 per share, in related expenses, consisting primarily of bond premiums paid.

•

We recorded $32 million of restructuring charges, amounting to approximately $0.08 on a per share basis, primarily to reflect the write down of the catalog outlet stores, which are being exited, and related severance.

Current Developments

•	In February, our Board authorized a program to repurchase up to $900 million of our common stock.
•	In March, our Board declared a quarterly dividend of $0.20 per share to be paid to stockholders on May 2, 2011. The dividend rate remains unchanged from our previous quarterly dividend payment.
•	To further enhance our liquidity, we plan to renew our revolving credit facility early in 2011, ahead of its maturity in 2012.

Results of Operations

Three-Year Comparison of Operating Performance

(in millions, except EPS)	2010	2009	2008
Total net sales	$17,759	$17,556	$18,486
Percent increase/(decrease) from prior year	1.2%	(5.0)%	(6.9)%
Comparable store sales increase/(decrease)(1)	2.5%	(6.3)%	(8.5)%

Gross margin	6,960	6,910	6,915
Operating expenses:
Selling, general and administrative (SG&A)	5,350	5,382	5,395
Pension expense/(income)	255	337	(90)
Depreciation and amortization	511	495	469
Pre-opening	8	28	31
Real estate and other, net	4	5	(25)

Total operating expenses	6,128	6,247	5,780

Operating income	832	663	1,135
As a percent of sales	4.7%	3.8%	6.1%
Adjusted operating income (non-GAAP)(2)	1,053	961	1,002
As a percent of sales	5.9%	5.5%	5.4%
Net interest expense	231	260	225
Bond premiums and unamortized costs	20	-	-

Income from continuing operations before income taxes	581	403	910
Income tax expense	203	154	343

Income from continuing operations	$378	$249	$567
Adjusted income from continuing operations (non-GAAP)(2)	$513	$433	$484

Diluted EPS from continuing operations	$1.59	$1.07	$2.54
Adjusted diluted EPS from continuing operations (non-GAAP)(2)	$2.16	$1.86	$2.17
Average shares used for diluted EPS	238	233	223

(1) Comparable store sales are presented on a 52-week basis and include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and online sales through jcp.com. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(2) See Item 6, Selected Financial Data, for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

Income from continuing operations was $378 million, or $1.59 per share, in 2010 compared to $249 million, or $1.07 per share, in 2009 and $567 million, or $2.54 per share, in 2008. Results for 2010 reflected improved profitability achieved by delivering top line sales growth and leveraging operating expenses. Included in results were charges of $32 million, or $0.08 per share, for initial restructuring charges related primarily to the wind down of our catalog and outlet operations and the streamlining of our call center operations and custom decorating business. Operating expenses benefited from lower primary pension plan expense by $77 million, or approximately $0.22 per share. Earnings for 2010 were favorably impacted by the decrease of our effective income tax rate due to favorable resolution of certain state income tax audits and an increase in our federal wage tax credit.

Earnings for 2009 reflected the economic downturn as well as the significant increase in the non-cash primary pension plan charge. Notwithstanding these impacts, results benefited significantly from gross margin improvement that reflected the success of our strategy to sell a greater portion of merchandise at regular promotional prices and less at clearance prices. Results for 2008 were impacted by pressure on gross margins in a highly promotional selling environment, particularly during the holiday season. Gross margin declined both in dollars and as a percentage of sales from the pressure of declining sales levels that resulted from the slowdown in consumer spending. The impact on operating income from lower gross margin was somewhat mitigated by effective control over operating expenses, despite incremental expenses related to new store openings.

Excluding the non-cash impact of our primary pension plan, adjusted income from continuing operations (non-GAAP) was $513 million, or $2.16 per share, in 2010 compared with $433 million, or $1.86 per share, in 2009 and $484 million, or $2.17 per share, in 2008.

2010 Compared to 2009

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

	2010	2009
Total net sales (in millions)	$17,759	$17,556

Sales percent increase/(decrease)
Total net sales	1.2%	(5.0)%
Comparable store sales	2.5%	(6.3)%
Sales per gross square foot(1)	$153	$149

(1) Calculation includes the sales of stores that were open for the full fiscal year, as well as online sales through jcp.com.

Total net sales increased $203 million in 2010 compared to 2009. The following table provides the components of the net sales increase:

($ in millions)	2010
Comparable store sales, including Internet	$406
Sales of new (non-comparable) stores, net	77
Sales decline through catalog print media and outlet stores	(280)

2010 total net sales increase	$203

In 2010, comparable store sales increased 2.5% mainly as customers responded to our new merchandise initiatives and the value offered through our private brands. Sales of non-comparable stores opened in 2010 and 2009, net of closings, added $77 million. In 2010, we opened two new stores and closed four, while in 2009 we opened 17 new stores and closed or relocated two stores. As expected with the wind down of the catalog business, catalog print media and outlet store sales declined in 2010. Internet sales, which are included in comparable store sales, increased 4.4% to slightly more than $1.5 billion for the year. All components combined, total net sales increased $203 million or 1.2% in the year.

During 2010, the percent increase in our off-mall store traffic exceeded the increase in our mall traffic, which was also above last year’s level. In addition, our conversion rates for both mall and off-mall stores were above 2009 levels. Our average unit retail was down in 2010 compared to last year, primarily as a result of a greater portion of promotional sales in our mix this year and a higher proportion of sales in the “good” and “better” merchandise categories at lower price points than sales of merchandise in the “best” category at higher price points. For 2010, our unit sales, number of transactions and units per transaction were higher than last year. Sales in all geographic regions increased in 2010, with the best performance in the southeast and southwest regions with the weakest in the northwest and northeast regions. Our best performing categories were men’s apparel and women’s accessories, including Sephora. Home and women’s apparel experienced the weakest performance for the year. Private and exclusive brands found only at jcpenney continue to grow and as a percent of total merchandise sales were 55% in 2010 versus 54% in 2009.

Total Net Sales Mix

The following percentages represent the mix of total net sales:

	2010	2009
Women’s apparel	24%	24%
Men’s apparel and accessories	20%	19%
Home	18%	19%
Women’s accessories, including Sephora	12%	11%
Children’s apparel	11%	11%
Family footwear	7%	7%
Fine jewelry	4%	4%
Services and other	4%	5%

	100%	100%

During the year, we opened 76 Sephora inside jcpenney locations, bringing us to 231 locations compared to 155 at the end of 2009. We plan to open an additional 76 Sephora inside jcpenney locations in 2011.

Merchandise Initiatives

In 2010, we focused on improving our merchandise assortments through the following initiatives:

•	In April, we introduced One KissTM, a new brand of fine jewelry by Cindy Crawford.
•

In July, in time for the back-to-school shopping season, we launched UproarTM and Supergirl® by Nastia. Uproar is a new private label brand in stores and jcp.com for girls and boys ages 9 to 13. Supergirl by Nastia, an exclusive jcpenney brand for girls 8 to 12 years old, was created through a partnership with Warner Bros. Consumer Products and five-time Olympic medalist Nastia Liukin.

•

In August, we launched Liz Claiborne, making jcpenney the exclusive department store for Liz® branded merchandise in the United States and Puerto Rico. Liz Claiborne is available in all stores and jcp.com and consists of merchandise in approximately 30 categories, including women’s and men’s apparel, home and accessories.

•	Also in August, we launched MNG by Mango®, fast fashion merchandise consisting of career and casual women’s sportswear, as well as handbags, accessories and footwear. MNG by Mango is available exclusively at jcpenney and is available on jcp.com. At the end of the year, MNG by Mango was available in 77 stores, and is expected to reach a total of about 500 stores by the end of 2011.

•

In September, we launched a new unique collaboration with People StyleWatch®. People StyleWatch editors select “Must Have” items from jcpenney’s fashion assortment, focusing on women’s and juniors’ apparel, accessories and footwear. The items branded as “Must Have” items are displayed and clearly highlighted in jcpenney stores, online at jcp.com and through print and digital media. Displays are refreshed up to 10 times a year to showcase “People StyleWatch Must Haves.”

•

In the fall, we became the exclusive department store retailer for the Call it Spring® brand by The ALDO® Group. Call it Spring was launched as a shop-within-a-shop concept similar to Sephora and provides a collection of more than 300 styles of on-trend footwear and accessories targeting younger, modern customers. Call it Spring is expected to be available in approximately 500 stores by the end of 2011.

•

In October, we announced an alliance with Condé Nast to launch Modern Bride™, a concept devoted to providing style and exceptional customer service. In February 2011, we introduced the Modern Bride concept in our fine jewelry department, in time for Valentine’s Day, offering an expanded assortment of bridal jewelry including engagement rings and wedding bands.

•

In November, we announced our newly created Growth Brands Division and our plans to pursue high potential opportunities in the retail sector, including both digital and store opportunities. The Growth Brands Division will be separate from our core jcpenney brand and will leverage our merchandising, marketing, product development, sourcing, IT, planning and allocation and consumer research capabilities. We announced three retail businesses that will debut under this division. In summer 2011, in partnership with Hearst Magazines, we will launch two online retail businesses: Gifting Grace™, a comprehensive online gifting resource for women, and CLAD™, aimed at men and offering an assortment of designer brands. We also plan to launch The Foundry Big & Tall Supply Co.™ with a website catering to the men’s big & tall customer, followed by the opening of 10 stand-alone specialty retail stores.

Gross Margin

Gross margin is a measure of profitability of a retail company at the most fundamental level of buying and selling merchandise and measures a company’s ability to effectively manage the total costs of sourcing and allocating merchandise against the corresponding retail pricing designed to offer quality merchandise at compelling prices. Gross margins not only cover marketing, selling and other operating expenses, but also must include a profit element to reinvest back into the business. Gross margin is the difference between total net sales and cost of the merchandise sold and is typically expressed as a percentage of total net sales. The cost of merchandise sold includes all direct costs of bringing merchandise to its final selling destination. These costs include:

•   cost of the merchandise (net of discounts or allowances earned)

•   freight

•   warehousing

•   sourcing and procurement

•   buying and brand development costs including buyers’ salaries and related expenses

• merchandise examination • inspection and testing • merchandise distribution center expenses • shipping and handling costs incurred related to sales to customers

($ in millions)	2010	2009
Gross margin	$6,960	$6,910

As a percent of sales	39.2%	39.4%

Gross margin decreased slightly to 39.2% of sales, or 20 basis points, in 2010 compared to 2009’s historical high annual gross margin rate of 39.4%. On a dollar basis, gross margin increased $50 million, or 0.7%, to $6,960 million compared to $6,910 million last year. The gross margin rate decreased due to higher markdowns from increased promotional activity that were somewhat offset by increased vendor support and lower year-over-year shrinkage, as a result of our shrinkage reduction initiatives. The gross margin level was also negatively impacted by the elimination of catalog print media.

Selling, General and Administrative (SG&A) Expenses

The following costs are included in SG&A expenses, except if related to merchandise buying, sourcing, warehousing or distribution activities:

• salaries • marketing • occupancy and rent • utilities and maintenance • information technology	• administrative costs related to our home office, district and regional operations • credit/debit card fees • real, personal property and other taxes (excluding income taxes)

($ in millions)	2010	2009
SG&A	$5,350	$5,382

As a percent of sales	30.1%	30.7%

SG&A expenses declined $32 million to $5,350 million in 2010 compared to $5,382 million in 2009. As a percent of sales, SG&A expenses were leveraged and decreased 60 basis points to 30.1% compared to 30.7% in 2009. A lower incentive compensation accrual for 2010 offset higher store salary costs that were impacted by the minimum wage increase and the resumption of merit increases, as well as the higher salaries associated with the additional Sephora inside jcpenney locations, which are more labor intensive than other departments in the store. The lower incentive compensation accrual was primarily the result of not achieving our sales plan as the discontinuation of the catalog business had a greater impact on sales than expected. In addition, last year’s accrual included a special one-time recognition bonus program for mostly store-based hourly associates. Risk insurance expense, as well as health and welfare plan costs were also lower in the year. Risk insurance expense declined as a result of our workers’ compensation initiatives and favorable industry trends and health and welfare costs were lower as a result of a decline in participation levels. While our year-over-year marketing expense was relatively flat with last year, spending was reallocated from catalog and print media to local and national advertising and online media.

Pension Expense

($ in millions)	2010	2009
Primary pension plan expense	$221	$298
Supplemental pension plans expense	34	39

Total pension expense	$255	$337

Total pension expense was $255 million in 2010 compared to $337 million in 2009 and consisted mainly of the primary pension plan expense of $221 million in 2010 versus $298 million for 2009. The 2010 primary pension plan expense declined mainly as a result of higher returns on our pension plan assets as of the 2009 year-end measurement date due to positive market returns in 2009 combined with our May 2009 discretionary contribution of common stock to the plan.

Based on our 2010 year-end measurement of primary pension plan assets and benefit obligations, we expect our 2011 non-cash primary pension plan expense to decline to $87 million compared to $221 million in 2010. The lower expense will benefit EPS about $0.35 based on the 2010 level of shares used for the EPS calculation. The reduction is primarily the result of positive returns on plan assets due to favorable capital market experience in 2010 and our discretionary cash contribution of $392 million in May 2010, partially offset by a 90 basis point decline in our expected return on plan assets. The decline of the expected rate of return is due to our new target allocation strategy to mitigate volatility risk by decreasing the plan’s asset allocation to equities and shifting to less volatile fixed income investments. For more information, see Note 14 to our consolidated financial statements.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in 2010 increased $16 million to $511 million, or approximately 3.2%, compared to $495 million in 2009 primarily as a result of our store renewals and updates over the past two years.

Pre-Opening Expense

Pre-opening expense, which includes advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rental costs prior to store opening and similar costs prior to a new Sephora inside jcpenney location opening, was $8 million for 2010 compared to $28 million in 2009. In 2010, we opened two new stores and 76 Sephora inside jcpenney locations compared to 17 new stores and 64 Sephora inside jcpenney locations in 2009.

Real Estate and Other, Net

($ in millions)	2010	2009
Real estate activities	$(34)	$(34)
Net gains from sale of real estate	(8)	(2)
Impairments	3	42
Restructuring charges	32	-
Other	11	(1)

Total expense	$4	$5

Real estate and other consists of ongoing operating income from our real estate subsidiaries, net gains from the sale of facilities and equipment that are no longer used in our operations, other non-operating corporate charges and credits, as well as asset impairments and restructuring related charges.

Real estate and other expenses totaled $4 million in 2010 compared to $5 million in 2009. While operating income from our real estate activities was consistent year-over-year at $34 million, net gains from sale of real estate were $6 million higher in 2010 from the sale of two properties. In 2010, impairments totaled $3 million and related primarily to one underperforming store that continues to operate. In 2009, impairments totaled $42 million and related to seven underperforming department stores and other corporate assets. Real estate and other in 2010 also included $32 million of initial restructuring charges related primarily to the wind down of our catalog and outlet operations and streamlining the related call center operations and facility consolidation within our custom decorating business. Other expenses of $11 million in 2010 included legal and other advisory costs related to the Company’s evaluation of capital restructuring alternatives.

Operating Income

Operating income increased 90 basis points to 4.7% of sales in 2010 compared to 3.8% last year. Excluding the non-cash impact of the primary pension plan, adjusted operating income (non-GAAP) increased 40 basis points to 5.9% of sales compared to 5.5% in 2009.

Net Interest Expense

Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents. Net interest expense was $231 million, a decrease of $29 million, or 11.2%, from $260 million in 2009. The decrease was primarily due to lower debt levels combined with lower interest rate levels resulting from long-term debt transactions completed during the year.

Bond Premiums and Unamortized Costs

In 2010, we incurred $20 million of additional financing costs, consisting primarily of bond premiums paid in connection with the debt tender offer completed in May 2010. There were no comparable costs in 2009.

Income Taxes

The effective income tax rate for continuing operations for 2010 was 34.9% compared with 38.2% for 2009. The tax rate decreased due to favorable resolution of certain state income tax audits combined with changes in state tax laws and an increase in our federal wage tax credit.

Income from Continuing Operations

Income from continuing operations for 2010 increased 51.8% to $378 million, or $1.59 per share, compared with $249 million, or $1.07 per share, last year. Excluding the non-cash impact of the primary pension plan, adjusted income from continuing operations (non-GAAP) increased 18.5% to $513 million, or $2.16 per share, compared to $433 million, or $1.86 per share, for 2009.

Discontinued Operations

Discontinued operations in 2010 generated a credit of $11 million, net of $4 million of income tax expense, or $0.04 per share, compared to a credit of $2 million, net of $1 million of income tax expense, or $0.01 per share, in 2009, and primarily reflected a reduction in the environmental reserve we retained when we sold our drugstore business. The reduction to the reserve was due in part to the affirmation of an additional responsible party to one of the known sites involving a warehouse facility, as well as an update for actual historical experience. These previously discontinued operations are no longer expected to have a future material impact on our results of operations, financial condition or liquidity.

Other Significant Events in 2010

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

2009 Compared to 2008

Total Net Sales

	2009	2008
Total net sales (in millions)	$17,556	$18,486

Sales percent (decrease)
Total net sales	(5.0)%	(6.9)%
Comparable store sales	(6.3)%	(8.5)%
Sales per gross square foot(1)	$149	$160

(1) Calculation includes the sales of stores that were open for the full fiscal year, as well as online sales through jcp.com.

Total net sales declined $930 million in 2009 compared to 2008. The following table provides the components of the net sales decline:

($ in millions)	2009
Comparable store sales decline	$(1,085)
Sales of new stores	342
Sales of closed stores	(34)
Sales decline through catalog print media and outlet stores	(153)

2009 total net sales decline	$(930)

In 2009, comparable store sales decreased 6.3% as a result of continued weak consumer spending combined with our strategy to reduce clearance selling and unprofitable discounting by choosing not to anniversary promotions that negatively impacted operating profit. Sales of non-comparable stores opened in 2009 and 2008, net of closings, added $308 million. In 2009, we opened 15 net new stores (17 stores, net of 2 closings and relocations) and in 2008, we opened 26 net new stores (35 stores, net of 9 closings and relocations). As expected, catalog print media and outlet store sales declined in the year and reflected the continued shift in sales from print media to jcp.com. All components combined, total net sales declined 5.0% in 2009, with approximately half of the decrease attributable to lower sales of clearance merchandise.

Our mall store traffic was down for 2009 but exceeded overall mall traffic trends. Our off-mall store traffic was also down compared to 2008 but had stronger traffic trends than our mall stores. While our average unit retail increased slightly as a result of more merchandise sold at regular promotional prices, the number of transactions and the number of units sold declined as inventory levels were tightly managed in the difficult economic climate.

Geographically, the southwest and central regions were the best performing regions for 2009, while the southeast and northwest regions were the weakest performing. Sales for jcp.com increased 3.4% in the fourth quarter and ended 2009 with approximately $1.5 billion of sales, essentially flat with 2008. While sales in all merchandise categories declined versus last year, our best performing categories were shoes, particularly athletic footwear, and women’s apparel. Fine jewelry and home experienced the weakest performance for the year. Private and exclusive brands found only at jcpenney as a percent of total merchandise sales were 54% in 2009 and 52% in 2008.

Total Net Sales Mix

The following percentages represent the mix of total net sales:

	2009	2008
Women’s apparel	24%	24%
Home	19%	20%
Men’s apparel and accessories	19%	19%
Children’s apparel	11%	11%
Women’s accessories, including Sephora	11%	10%
Family footwear	7%	6%
Fine jewelry	4%	5%
Services and other	5%	5%

	100%	100%

In 2009, we opened 64 Sephora inside jcpenney locations, which brought the total to 155 locations compared to 91 at the end of 2008.

Gross Margin

($ in millions)	2009	2008
Gross margin	$6,910	$6,915

As a percent of sales	39.4%	37.4%

Gross margin increased 200 basis points to 39.4% of sales in 2009 and exceeded our previous historical high annual gross margin rate of 39.3% achieved in 2006. On a dollar basis, gross margin declined only $5 million, or 0.1%, to $6,910 million, despite the $930 million, or 5.0%, decline in total net sales for the year. The gross margin rate improved significantly as we effectively controlled inventory and planned for lower sales levels with reductions in both clearance selling and unprofitable discounting. In addition, sourcing costs were slightly lower for the year.

Selling, General and Administrative (SG&A) Expenses

($ in millions)	2009	2008
SG&A	$5,382	$5,395

As a percent of sales	30.7%	29.2%

SG&A expenses declined $13 million to $5,382 million compared to $5,395 million in 2008. However, due to lower sales in 2009, SG&A expenses were not leveraged and increased 150 basis points to 30.7% as a percent of sales compared to 29.2% in 2008. Marketing costs declined compared to the prior year, as we realigned advertising resources to better leverage media to reach our customers, which led to discontinuing certain unprofitable promotions and reducing catalog book costs as planned by reducing total page count and books circulated. SG&A expenses also benefited in 2009 from the $11 million distribution of the Visa Check/MasterMoney Antitrust Litigation settlement. Offsetting the decline in expenses were higher incentive compensation accruals covering approximately 7,500 associates due to better-than-planned sales and operating income, as well as a special recognition bonus program for over 100,000 mostly store-based hourly associates. Additionally, other store expenses, including salaries, facility management and occupancy costs were well managed throughout the organization despite approximately $115 million of incremental costs associated with non-comparable stores.

Pension Expense/(Income)

($ in millions)	2009	2008
Primary pension plan expense/(income)	$298	$(133)
Supplemental pension plans expense	39	43

Total pension expense/(income)	$337	$(90)

Total pension expense was $337 million in 2009 compared to income of $90 million in 2008, and consisted mainly of the primary pension plan expense of $298 million in 2009 versus primary pension plan income of $133 million, resulting in a negative swing of $431 million, or $1.16 per share on an after-tax basis. The expense is primarily the result of the amortization of the primary pension plan’s unrealized losses due to the significant decline in plan assets in 2008. On May 18, 2009, we voluntarily contributed Company common stock valued at $340 million to our primary pension plan. Along with the contribution and to reflect updated pension assumptions relating to the pension liability, we remeasured the plan’s assets and obligations as of the date of the contribution. Based on the new measurement, the net periodic pension plan expense for 2009 was reduced by $24 million to $298 million from the original estimate of $322 million.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in 2009 increased $26 million to $495 million, or approximately 5.5%, compared to $469 million in 2008, primarily due to the addition of new stores and investments in renovating existing stores.

Pre-Opening Expense

Pre-opening expense was $28 million for 2009 compared to $31 million in 2008. We opened 17 new stores and 64 Sephora inside jcpenney locations in 2009 compared to 35 new stores and 44 Sephora inside jcpenney locations in 2008. Relative to the number of stores opened, the pre-opening expenses for 2009 were significantly higher than 2008 primarily due to the recognition of rent expense (level rent) during the construction period associated with our Manhattan store in New York City, which opened in late July 2009.

Real Estate and Other, Net

($ in millions)	2009	2008
Real estate activities	$(34)	$(39)
Net gains from sale of real estate	(2)	(10)
Impairments and other	41	24

Total expense/(income)	$5	$(25)

Real estate and other was a net charge of $5 million in 2009 versus income of $25 million in 2008, declining $30 million primarily as a result of higher impairment charges and lower net gains from the sale of real estate in 2009. Impairments in 2009 totaled $42 million and included seven underperforming department stores and other corporate assets. Impairments were $21 million in 2008, primarily related to a department store, a real estate joint venture and other corporate assets.

Operating Income

Operating income declined 230 basis points to 3.8% of sales in 2009 compared to 6.1% in 2008. Excluding the non-cash impact of the primary pension plan, adjusted operating income (non-GAAP) increased 10 basis points to 5.5% of sales compared to 5.4% in 2008.

Net Interest Expense

Net interest expense was $260 million in 2009, an increase of $35 million, or 15.6%, from $225 million in 2008. The increase in net interest expense was due primarily to a significant decline in the weighted-average annual interest rate earned on short-term investment balances to 0.1% in 2009 from 1.6% in 2008. Interest income on short-term investments was $3 million in 2009 compared to $32 million in 2008. Net interest expense for 2009 also reflected higher credit line fees related to our new Credit Facility, offset by lower long-term interest expense due to lower average long-term debt as a result of our debt repayment in mid-2008 and repurchases of debt in 2009.

Income Taxes

The effective income tax rate for continuing operations for 2009 was 38.2% compared with 37.7% for 2008. The tax rate increase was due to the lower level of pre-tax income as well as state audit activity and state income tax legislative changes enacted during the year.

Income from Continuing Operations

Income from continuing operations for 2009 declined 56.1% to $249 million, or $1.07 per share, compared with $567 million, or $2.54 per share, in 2008. Excluding the non-cash impact of the primary pension plan, adjusted income from continuing operations (non-GAAP) decreased 10.5% to $433 million, or $1.86 per share, compared to $484 million, or $2.17 per share, for 2008.

Discontinued Operations

Discontinued operations in 2009 generated a credit of $2 million, net of $1 million of income tax expense, or $0.01 per share, compared to a credit of $5 million, or $0.03 per share, in 2008, and was primarily the result of our ongoing review and true-up of reserves related to previously discontinued operations.

Financial Condition and Liquidity

Overview

In 2010, we continued to have a strong balance sheet and liquidity position. The cornerstone of our strength is our cash and cash equivalent balances and our ability to generate positive free cash flow (non-GAAP). For 2010, we ended the year with $2.6 billion of cash and cash equivalent balances and had positive free cash flow of $158 million.

Our liquidity position provides the flexibility for our team to support the key components of our growth initiatives. Early in 2010, we used cash on hand to retire $393 million of debt at its maturity and $300 million to purchase long-term debt through a tender offer. At year-end 2010, our cash-to-debt ratio was about 85%, while our debt-to-total capital ratio improved to 36%. Our next scheduled debt maturity of $230 million will occur in August 2012.

In addition to cash flow and cash and cash equivalent balances, which are sufficient to meet our liquidity needs, our existing credit facility provides an additional $750 million source of liquidity. Other than the issuance of trade and standby letters of credit, which totaled $172 million at year-end 2010, we have not utilized this facility nor do we expect to do so in 2011.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	2010	2009	2008
Cash and cash equivalents	$2,622	$3,011	$2,352
Merchandise inventory	3,213	3,024	3,259
Property and equipment, net	5,231	5,357	5,367

Long-term debt, including current maturities	$3,099	$3,392	$3,505
Stockholders’ equity	5,460	4,778	4,155

Total capital	$8,559	$8,170	$7,660

Additional amounts available under our credit agreements	$750	$750	$1,200
Cash flow from operating activities	592	1,573 (1)	1,156
Free cash flow (non-GAAP)(2)	158	677	22
Capital expenditures	499	600	969
Dividends paid	189	183	178
Ratios and measures:
Debt-to-total capital(3)	36.2%	41.5%	45.8%
Cash-to-debt(4)	84.6%	88.8%	67.1%

(1) Included a $126 million tax benefit as a result of the contribution of common stock to the primary pension plan.

(2) See Item 6, Selected Financial Data, for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

(3) Long-term debt, including current maturities divided by total capital.

(4) Cash and cash equivalents divided by long-term debt, including current maturities.

Cash and Cash Equivalents

At year-end 2010, we had $2.6 billion of cash and cash equivalents, which represented approximately 85% of our $3.1 billion of outstanding long-term debt. Cash and cash equivalents decreased $389 million in 2010 after cash uses that included $693 million to reduce long-term debt through payments at maturity and a debt tender offer. In addition, we issued $400 million of new debt and used the net proceeds of approximately $392 million to make a discretionary contribution to our primary pension plan. Our cash investments are held in U.S. Treasury money market funds and a portfolio of highly rated bank deposits.

In addition to cash and cash equivalents, our liquidity position includes a $750 million revolving credit facility (Credit Agreement). As of January 29, 2011, we had no current maturities of debt. However, our 2010 and 2007 debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%. These provisions trigger if there were a beneficial ownership change of 50% or more of our common stock and, for the 2010 issuance, if the debt was downgraded from current levels and, for the 2007 issuances, if the debt was rated non-investment grade. This provision applies to $1.1 billion of our debt.

Free Cash Flow (non-GAAP)

Free cash flow (non-GAAP) is defined as net cash provided by operating activities, excluding discretionary cash contributions to our primary pension plan and any associated cash tax impacts, less capital expenditures and dividends paid, plus proceeds from the sale of assets. Our 2010 free cash flow was $158 million compared to $677 million in 2009. The decrease was mainly due to higher receipts of merchandise inventory and higher payments of incentive compensation that was accrued in 2009, partially offset by a reduction in capital expenditures.

Operating Activities

Our operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of the sales, profits and positive operating cash flows are realized. Cash requirements are highest in the third quarter as we build inventory levels in preparation for the holiday season. During 2010, our peak cash requirements increased as planned as we increased merchandise receipts.

2010 cash flow from operating activities was $592 million, a decrease of about $1 billion from the prior year. The decrease was primarily attributable to higher receipts of merchandise inventory, the $392 million discretionary pension contribution, and higher payments of incentive compensation, partially offset by lower income taxes paid.

Total inventory was $3,213 million at the end of 2010, an increase of 6.3% from 2009, but about flat with the 2008 level. We approached 2009 conservatively and planned lower levels due to the uncertain economic environment. In response to the recovering environment and supported by our financial flexibility, we maintained a higher level of merchandise inventory in 2010. We believe that the inventory level at the end of 2010 is appropriate to support our 2011 sales growth plan, including the expansion of Liz Claiborne into additional categories and the rollout of additional Sephora inside jcpenney and MNG by Mango to additional store locations. Inventory turns for 2010, 2009 and 2008 were 3.05, 3.15 and 3.06, respectively.

2009 cash flow from operating activities was $1,573 million, an increase of $417 million as compared to the prior year. The increase was primarily attributable to lower merchandise inventory receipts and lower payments of incentive compensation and income taxes than in 2008.

Investing Activities

($ in millions)	2010	2009	2008
Net cash (used)/provided by:
Capital expenditures	$(499)	$(600)	$(969)
Proceeds from sale of assets	14	13	13

Investing activities	$(485)	$(587)	$(956)

In 2010, we invested $499 million in capital expenditures for two new stores, 26 major renovations, 76 new Sephora inside jcpenney locations, 15 store refurbishments, fixture and store environment improvements in over 500 stores and our digital initiatives.

In 2009, we invested $600 million in capital expenditures for 17 new stores, 16 in our off-mall format, and our store in Manhattan, 64 new Sephora inside jcpenney locations, 20 major capital improvements, 22 store refurbishments, fixture and store environment improvements in over 500 stores and technology.

In 2008, we invested $969 million in capital expenditures for 35 new or relocated stores, 31 of which were in our off-mall format, 44 new Sephora inside jcpenney locations, 24 major renovations, fixture and store environment improvements in about 600 stores and 90 store refurbishments.

The following provides a breakdown of capital expenditures:

($ in millions)	2010		2009		2008
Store renewals and updates	$257		$195		$322
Capitalized software	100		72		66
New and relocated stores	25		163		460
Technology and other	117	(1)	170	(2)	121

Total	$499		$600		$969

(1) Included $27 million for the repurchase of eight stores that were originally part of sale-leaseback transactions, of which we have 14 remaining sale-leaseback transactions.

(2) Included $31 million for the repurchase of 12 stores that were originally part of sale-leaseback transactions.

We expect to invest approximately $650 million in capital expenditures in 2011 that will be funded with cash flow from operations and existing cash and cash equivalent balances.

Financing Activities

($ in millions)	2010	2009	2008
Net cash provided by/(used) in:
Proceeds from issuance of long-term debt	$392	$-	$-
Payments of long-term debt, including financing costs	(707)	(145)	(203)
Dividends paid	(189)	(183)	(178)
Other	8	1	1

Total	$(496)	$(327)	$(380)

In 2010, we completed several financing transactions. On March 1, 2010, we repaid at maturity $393 million principal amount of 8.0% Notes due 2010. In May, we paid aggregate consideration of $314 million, including accrued but unpaid interest, to purchase $300 million principal amount of JCP’s outstanding 6.375% Senior Notes due 2036, which were validly tendered pursuant to a cash tender offer. Also in May, we closed on our offering of $400 million aggregate principal amount of 5.65% Senior Notes due 2020 and used proceeds of the offering, net of discounts, of $392 million to make a voluntary cash contribution to the J. C. Penney Corporation, Inc. Pension Plan.

In 2010, we maintained our quarterly dividend on common stock at $0.20 per share and returned $189 million to stockholders through dividend payments. The Board reviews the dividend policy and rate, taking into consideration our overall financial and strategic outlook, earnings, liquidity and cash flow projections, as well as competitive factors. The Board approves and declares dividends on a quarterly basis.

In 2009, pursuant to a cash tender offer, we accepted for purchase $104 million principal amount of the 8% Notes due March 1, 2010 and purchased another $9 million of these notes in the open market. There were no issuances of new debt during 2009. We paid financing costs of $32 million, which consisted of Credit Facility fees and premiums on early retirement of debt from our cash tender offer. During 2009, we returned $183 million to stockholders through dividend payments.

During 2008, cash payments on long-term debt totaled $203 million and consisted primarily of the August 2008 payment at maturity of $200 million outstanding principal amount of JCP’s 7.375% Notes Due 2008. During 2008, we returned $178 million to stockholders through dividend payments.

Cash Flow and Financing Outlook

In 2011, our financing strategy will continue to focus on opportunities to maintain and further strengthen our financial position, improve our credit profile and deliver value to stockholders. Our strong financial position provides continued financial flexibility and enables us to strengthen our competitive and financial position as the environment continues to improve. Consistent with our financing strategy, in February the Board approved a program to purchase up to $900 million of common stock in open market transactions and a plan to renew our revolving credit facility early in 2011, ahead of its maturity in 2012. In addition, our operating and capital expenditure plans have been adjusted to reflect current operating conditions, while continuing to reinvest capital into the business. Capital expenditures are planned at $650 million for the year, which includes investments in important planning and allocation tools, such as size and markdown optimization, our digital initiatives, the expansion of MNG by Mango and Call It Spring, three new department stores, 69 renovations, 76 new Sephora inside jcpenney locations and fixture and store environment improvements in over 500 stores.

We have no debt maturities until August 2012. We do not expect to borrow under our credit facility except to support ongoing letters of credit. We will fund our capital expenditures and the $900 million share repurchase program with operating cash flows in 2011, as well as the cash investment balances available at the beginning of the year. In accordance with our long-term financing strategy, we manage our financial position on a multi-year basis and may access the capital markets opportunistically.

Credit Facility

In 2009, the Company, JCP and J. C. Penney Purchasing Corporation entered into a three-year, $750 million revolving credit agreement (Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The facility may be used for general corporate purposes and the issuance of letters of credit.

The Credit Facility is secured by our merchandise inventory, which security interest can be released upon attainment of certain credit rating levels. Pricing under the Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. JCP’s obligations under the 2009 Credit Facility are guaranteed by J. C. Penney Company, Inc.

As of January 29, 2011, we were in compliance with the required financial covenants under the Credit Facility. As of such date, our leverage ratio was 2 to 1, not exceeding the 3 to 1 maximum requirement; our fixed charge coverage ratio was 3.8 to 1, exceeding the required minimum of 2.5 to 1; and our asset coverage ratio was 19 to 1, exceeding the required minimum of 3 to 1.

In 2011, we do not expect to borrow under our Credit Facility other than to provide support for the issuance of letters of credit, which totaled $172 million at the end of 2010. While the Credit Facility matures in 2012, the Board approved a plan in February to renegotiate a new revolving credit facility in early 2011.

Credit Ratings

Our credit ratings were affirmed on February 28, 2011, following the announcement of our planned buyback of $900 million of common stock.

	Long-Term Debt	Outlook
Moody’s Investors Service, Inc.	Ba1	Stable
Standard & Poor’s Ratings Services	BB+	Stable
Fitch Ratings	BBB-	Stable

Rating agencies consider changes in operating performance, comparable store sales, the economic environment, conditions in the retail industry, financial leverage and changes in our business strategy in their rating decisions.

Contractual Obligations and Commitments

Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of January 29, 2011 is presented in the following table.

($ in millions)	Total	2011		2012	2013	2014	2015	After 5 years
Recorded contractual obligations:
Long-term debt(1)	$3,099	$-		$230	$-	$-	$200	$2,669
Merchandise accounts payable	1,133	1,133		-	-	-	-	-
Unrecognized tax benefits(2)	162	61		-	-	-	-	101
Contributions to non-qualified supplemental retirement and postretirement medical plans(3)	228	32		29	25	23	22	97

	$4,622	$1,226		$259	$25	$23	$222	$2,867

Unrecorded contractual obligations:
Interest payments on long-term debt	$5,532	$218	(4)	$218	$198	$198	$198	$4,502
Operating leases(5)	2,937	262		232	196	172	144	1,931
Standby and import letters of credit(6)	172	172		-	-	-	-	-
Surety bonds(7)	70	70		-	-	-	-	-
Contractual obligations(8)	1,011	223		215	205	99	101	168
Purchase orders(9)	2,653	2,653		-	-	-	-	-
Guarantees(10)	33	13		-	-	-	-	20

	$12,408	$3,611		$665	$599	$469	$443	$6,621

Total	$17,030	$4,837		$924	$624	$492	$665	$9,488

(1) The weighted-average maturity of long-term debt is 24 years.

(2) Represents management’s best estimate of the payments related to tax reserves for uncertain income tax positions. Based on the nature of these liabilities, the actual payments in any given year could vary significantly from these amounts. See Note 16 to the consolidated financial statements.

(3) Represents expected cash payments through 2020.

(4) Includes $74 million of accrued interest that is included in our Consolidated Balance Sheet at January 29, 2011.

(5) Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured.

(6) Standby letters of credit, which totaled $106 million, are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims. The remaining $66 million are outstanding import letters of credit.

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

(10) Relates to third-party guarantees. See Note 17 to the consolidated financial statements.

Off-Balance Sheet Arrangements

Management considers all on- and off-balance sheet debt in evaluating our overall liquidity position and capital structure. Other than operating leases, which are included in the Contractual Obligations and Commitments table, we do not have any material off-balance sheet financing. See detailed disclosure regarding operating leases and their off-balance sheet present value in Note 13 to the consolidated financial statements.

We do not have any additional arrangements or relationships with entities that are not consolidated into the financial statements.

Common Stock

The number of outstanding shares of common stock was 237 million at the end of 2010, 236 million at the end of 2009 and 222 million at the end of 2008. The increase in 2009 was primarily the result of our contribution of approximately 13 million shares of common stock to our primary pension plan.

Inflation

Inflation has not significantly impacted our results of operations over the past three years. While the retail industry expects inflationary cost increases in 2011, particularly in the later part of the year, we have programs in place to mitigate the effects of inflation that include adjusting our product mix, leveraging our sourcing capabilities, and where appropriate, based on price elasticity studies, increasing prices. Our direct sourcing operation enables us to leverage our more than 50 years of relationships with major overseas suppliers, which allows us to source merchandise more cost effectively.

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

Inventory Valuation under the Retail Method

Inventories are valued primarily at the lower of cost (using the first-in, first-out or “FIFO” method) or market, determined by the retail method for department stores, store distribution centers and regional warehouses and standard cost, representing average vendor cost, for merchandise we sell through the Internet at jcp.com. Under the retail method, retail values are converted to a cost basis by applying specific average cost factors to groupings of merchandise. The retail method inherently requires management judgment and certain estimates that may significantly impact the ending inventory valuation at cost, as well as gross margin. Two of the most significant estimates are permanent reductions to retail prices (markdowns) used to clear unproductive or slow-moving inventory and inventory shortages (shrinkage).

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

Shrinkage is estimated as a percent of sales for the period from the last physical inventory date to the end of the fiscal period. Physical inventories are taken at least annually and inventory records are adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle. Historically, our actual physical inventory count results have shown our estimates to be reliable.

Based on prior experience, we do not believe that the actual results will differ significantly from the assumptions used in these estimates. A 10% increase or decrease in the permanent markdowns reflected in our inventory as of the end of the year would have impacted net income by approximately $14 million. A 10% increase or decrease in the estimated inventory shrinkage accrued as of the end of the year would have impacted net income by approximately $4 million.

Valuation of Long-Lived Assets

We evaluate recoverability of long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as historical operating losses or plans to close stores and dispose of or sell long-lived assets before the end of their previously estimated useful lives. Additionally, for store assets, in the fourth quarter of each fiscal year, we separately test the performance of individual stores, and underperforming stores are selected for further evaluation of the recoverability of the carrying amounts. If the evaluation, performed on an undiscounted cash flow basis, indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured as the excess of carrying value over the fair value of the impaired asset. The impairment calculation requires us to apply estimates for future cash flows and use judgments for qualitative factors such as local market conditions, operating environment, mall performance and other trends. We estimate fair value based on either a projected discounted cash flow method using a discount rate that is considered commensurate with the risk inherent in our current business model or appraised value, as appropriate.

We recognize an impairment loss in the period in which it occurs. The carrying value is adjusted to the new carrying value and any subsequent increases in fair value are not recorded. If it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset. Impairment losses totaling $3 million, $42 million and $21 million in 2010, 2009 and 2008, respectively, were recorded in the Consolidated Statement of Operations in the real estate and other, net line item. The $3 million charge for 2010 is primarily for one store that continues to operate. While we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairments, if actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges.

Reserves and Valuation Allowances

We are primarily self-insured for costs related to workers’ compensation and general liability claims. The liabilities represent our best estimate, using generally accepted actuarial reserving methods through which we record a provision for workers’ compensation and general liability risk based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims and projected loss development factors. These estimates are subject to the frequency, lag and severity of claims. We target this provision above the midpoint of the actuarial range, and total estimated claim liability amounts are discounted using a risk-free rate. We do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant fluctuation in net income. However, a 10% variance in the workers’ compensation and general liability reserves at year-end 2010 would have affected net income by approximately $15 million.

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

In establishing our reserves for liabilities associated with underground storage tanks, we maintain and periodically update an inventory listing of potentially impacted sites. The estimated cost of remediation efforts is based on our historical experience, as well as industry and other published data. With respect to our former drugstore operations, we accessed extensive databases of environmental matters, including data from the Environmental Protection Agency, to estimate the cost of remediation. Our experience, as well as relevant data, was used to develop a range of potential liabilities, and a reserve was established at the time of the sale of our drugstore business. The reserve is adjusted as payments are made or new information becomes known. In 2010, we lowered the reserve due to the affirmation of another responsible party to one of the known sites involving a warehouse facility and review of our actual experience over the past several years. Reserves for asbestos removal are based on our known liabilities in connection with approved plans for store modernization, renovations or dispositions of store locations.

We believe the established reserves, as adjusted, are adequate to cover estimated potential liabilities.

Pension

Pension Accounting

We maintain a qualified funded defined benefit pension plan (primary plan) and smaller non-qualified unfunded supplemental defined benefit plans. The determination of pension expense is the result of actuarial calculations that are based on important assumptions about pension assets and liabilities. The most important of these are the rate of return on assets and the discount rate assumptions. These assumptions require significant judgment and a change in any one of them could have a material impact on pension expense reported in our Consolidated Statements of Operations, as well as in the assets, liability and equity sections of the Consolidated Balance Sheets.

The following table reflects our rate of return and discount rate assumptions:

	2010	2009		2008
Expected return on plan assets	8.4%	8.4%		8.9%
Discount rate for pension expense	5.90%	6.86	%(1)	6.54%
Discount rate for pension obligation	5.65%	5.90%		6.95%

(1) For the first four months of 2009, the discount rate was 6.95% as determined by the January 31, 2009 annual measurement. The discount rate was revised to 6.86% on the remeasurement date of May 18, 2009. The supplemental plans and retiree medical plans used 6.95% for the year, since those plans were not subject to remeasurement.

Return on Plan Assets and Impact on Earnings

For the primary plan, we apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the more commonly used calculated value method (referred to as smoothing of assets). Our primary plan asset base is well diversified with an asset allocation mix of equities (U.S., non-U.S. and private), fixed income (investment-grade and high-yield) and real estate (private and public).

As of January 1, 2007, the primary plan was closed to new entrants. As a result of this action, the future growth of the plan liability is expected to moderate and ultimately begin to decline. In recognition of the changing liability characteristics and to provide a more desirable balance of investment return and volatility risk, we intend to shift 15% of the plan’s allocation from equities to fixed income over the next three years depending on market conditions and plan characteristics. The shift to a higher mix of fixed income investments will provide a better match to the plan’s changing liability characteristics. As a result of the planned assets allocation shift, our expected return on plan assets for 2011 was reduced to 7.5%. In 2010 and 2009, the expected return on plan assets was 8.4%, which was reduced from the 2008 rate of 8.9% as a result of the negative returns in the capital markets and lowered expected future returns.

Discount Rate

The discount rate assumption used to determine our postretirement obligations was based on an externally published yield curve determined by the plan’s actuary. The yield curve is a hypothetical AA yield curve represented by a series of bonds maturing from six months to 30 years, designed to match the corresponding pension benefit cash payments to retirees. Each underlying bond issue is required to have a rating of Aa2 or better by Moody’s Investors Service, Inc. or a rating of AA or better by Standard & Poor’s Ratings Services.

For 2010, the discount rate to measure pension expense was 5.90%. For 2009, the discount rate initially increased to 6.95% from 6.54% as of January 31, 2009 and then slightly decreased to 6.86% from 6.95% for the May 18, 2009 remeasurement, which had an overall small positive impact on 2009 pension expense. The discount rate was adjusted in May 2009 for the remeasurement of plan assets and obligations to reflect the voluntary contribution of 13.4 million shares of Company common stock and update other pension liability assumptions. The discount rate to measure pension obligation declined to 5.65% as of January 29, 2011 from 5.90% as of January 31, 2010.

Sensitivity

The sensitivity of the pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in expense of approximately $0.05 per share. An increase or decrease in the discount rate of one-half of one percent would decrease or increase the expense by approximately $0.10 per share.

Pension Funding

Funding requirements for our primary plan are determined under Employee Retirement Income Security Act (ERISA) rules, as amended by the Pension Protection Act of 2006. As a result of the strong funded status of the primary plan, we are not required to make cash contributions in 2011 or 2012.

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

Consistent with our funding policy, on May 24, 2010, we used net proceeds of approximately $392 million from the issuance of $400 million of 5.65% Senior Notes due 2020 to make a voluntary cash contribution to the primary plan. In 2009, we voluntarily contributed approximately 13.4 million newly issued shares of Company common stock to the primary plan. The contribution was valued at $340 million, based on a price of $25.39 per share, reflecting a 6.5% discount to the closing price of Company common stock on May 18, 2009.

Recent Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements made within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. The words expect, plan, anticipate, believe, intend, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to known and unknown risks and uncertainties that may cause our actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, trade restrictions, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, risks associated with war, an act of terrorism or pandemic, and a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information. Furthermore, our Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Item 1A, Risk Factors. We intend the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

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

All of our outstanding long-term debt as of January 29, 2011 is at fixed interest rates and would not be affected by interest rate changes. Future borrowings under our multi-year revolving credit facility, to the extent that fluctuating rate loans were used, would be affected by interest rate changes. As of

January 29, 2011, no borrowings were outstanding under the facility other than the issuance of trade and standby letters of credit, which totaled $172 million. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. At January 29, 2011 long-term debt had a carrying value and fair value of $3.1 billion. At January 30, 2010, long-term debt, including current maturities, had a carrying value of $3.4 billion and a fair value of $3.3 billion.

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

Item 8.    Financial Statements and Supplementary Data.

See the Index to Consolidated Financial Statements on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The management of our company, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The management of our Company has assessed the effectiveness of our Company’s internal control over financial reporting as of January 29, 2011. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on its assessment, the management of our Company believes that, as of January 29, 2011, our Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued an audit report on the effectiveness of our Company’s internal control over financial reporting. Their report follows.

There were no changes in our Company’s internal control over financial reporting during the fourth quarter ended January 29, 2011, that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

J. C. Penney Company, Inc.:

We have audited J. C. Penney Company, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J. C. Penney Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, J. C. Penney Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 29, 2011, and our report dated March 29, 2011 expressed an unqualified opinion on those consolidated financial statements.

Dallas, Texas

March 29, 2011

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Election of Directors,” “Board Committees,” “Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Company’s definitive proxy statement for 2011, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

Our Company has adopted a code of ethics for officers and employees, which applies to, among others, our Company’s principal executive officer, principal financial officer, and principal accounting officer, and which is known as the “Statement of Business Ethics.” We have also adopted certain ethical principles and policies for our directors, which are set forth in Article V of our Corporate Governance Guidelines. The Statement of Business Ethics and Corporate Governance Guidelines are available on our website at www.jcpenney.net. Additionally, we will provide copies of these documents without charge upon request made to:

J. C. Penney Company, Inc.

Office of Investor Relations

6501 Legacy Drive

Plano, Texas 75024

(Telephone 972-431-5500)

Our Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver of any provision of the Statement of Business Ethics that applies to any officer of our Company by posting such information on our website at www.jcpenney.net.

Copies of our Company’s Audit Committee, Human Resources and Compensation Committee, the Committee of the Whole and Corporate Governance Committee Charters are also available on our website at www.jcpenney.net. Copies of these documents will likewise be provided without charge upon request made to the address or telephone number provided above.

Item 11.    Executive Compensation.

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human

Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2010,” “Outstanding Equity Awards at Fiscal Year-End 2010,” “Option Exercises and Stock Vested for Fiscal 2010,” “Pension Benefits,” “Nonqualified Deferred Compensation for Fiscal 2010,” “Potential Payments and Benefits on Termination of Employment,” “Termination Without a Change in Control,” “Change in Control; Termination Following a Change in Control,” and “Director Compensation for Fiscal 2010” in our Company’s definitive proxy statement for 2011, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to beneficial ownership of our Company’s common stock is included under the caption “Beneficial Ownership of Common Stock” in our Company’s definitive proxy statement for 2011, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Equity Compensation Plan(s) Information

The following table shows the number of options and other awards outstanding as of January 29, 2011 under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan (2009 Plan) and prior plans, as well as the number of shares remaining available for grant under the 2009 Plan.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	17,497,889	(1)	$36	(2)	10,960,323	(3)

(1) Includes 2,485,141 restricted stock units, of which 500,000 represent the maximum payout under a performance award for which the performance period ends December 14, 2011.

(2) Represents the weighted-average exercise price of outstanding stock options only.

(3) At the May 15, 2009 Annual Meeting of Stockholders, our stockholders approved the 2009 Plan, which reserved an aggregate of 13.1 million shares of common stock for issuance to associates and non-employee directors. No shares remain available for future issuance from prior plans.

On March 15, 2011, the Company made an annual grant of stock options, performance unit awards and restricted stock unit awards covering 3,214,026 shares of common stock under the 2009 Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included under the captions “Board Independence” and “Policies and Procedures with Respect to Related Person Transactions” in our Company’s definitive proxy statement for 2011, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in our Company’s definitive proxy statement for 2011, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

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

J. C. PENNEY COMPANY, INC.
(Registrant)

By:	/s/ Michael P. Dastugue
Michael P. Dastugue
Executive Vice President and Chief Financial Officer

Dated: March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Myron E. Ullman, III* Myron E. Ullman, III	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	March 29, 2011

/s/ Michael P. Dastugue Michael P. Dastugue	Executive Vice President and Chief Financial Officer (principal financial officer)	March 29, 2011

Dennis P. Miller* Dennis P. Miller	Senior Vice President and Controller (principal accounting officer)	March 29, 2011

William A. Ackman* William A. Ackman	Director	March 29, 2011

Colleen C. Barrett* Colleen C. Barrett	Director	March 29, 2011

M. Anthony Burns* M. Anthony Burns	Director	March 29, 2011

Thomas J. Engibous* Thomas J. Engibous	Director	March 29, 2011

Kent B. Foster* Kent B. Foster	Director	March 29, 2011

Geraldine B. Laybourne* Geraldine B. Laybourne	Director	March 29, 2011

Burl Osborne* Burl Osborne	Director	March 29, 2011

Leonard H. Roberts* Leonard H. Roberts	Director	March 29, 2011

Steven Roth* Steven Roth	Director	March 29, 2011

Javier G. Teruel* Javier G. Teruel	Director	March 29, 2011

R. Gerald Turner* R. Gerald Turner	Director	March 29, 2011

Mary Beth West* Mary Beth West	Director	March 29, 2011

*By:	/s/ Michael P. Dastugue
Michael P. Dastugue
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J. C. Penney Company, Inc.:

We have audited the accompanying consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 29, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney Company, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J. C. Penney Company Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Dallas, Texas

March 29, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	2010	2009	2008
Total net sales	$17,759	$17,556	$18,486
Cost of goods sold	10,799	10,646	11,571

Gross margin	6,960	6,910	6,915
Operating expenses:
Selling, general and administrative (SG&A)	5,350	5,382	5,395
Pension expense/(income)	255	337	(90)
Depreciation and amortization	511	495	469
Pre-opening	8	28	31
Real estate and other, net	4	5	(25)

Total operating expenses	6,128	6,247	5,780

Operating income	832	663	1,135
Net interest expense	231	260	225
Bond premiums and unamortized costs	20	-	-

Income from continuing operations before income taxes	581	403	910
Income tax expense	203	154	343

Income from continuing operations	378	249	567
Income from discontinued operations, net of income tax expense/(benefit) of $4, $1 and $(3)	11	2	5

Net income	$389	$251	$572

Basic earnings per share:
Continuing operations	$1.60	$1.07	$2.55
Discontinued operations	0.04	0.01	0.03

Net income	$1.64	$1.08	$2.58

Diluted earnings per share:
Continuing operations	$1.59	$1.07	$2.54
Discontinued operations	0.04	0.01	0.03

Net income	$1.63	$1.08	$2.57

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

($ in millions, except per share data)	2010	2009
Assets
Current assets
Cash in banks and in transit	$169	$163
Cash short-term investments	2,453	2,848

Cash and cash equivalents	2,622	3,011
Merchandise inventory	3,213	3,024
Income taxes receivable	334	395
Prepaid expenses and other	201	222

Total current assets	6,370	6,652
Property and equipment, net	5,231	5,357
Prepaid pension	763	-
Other assets	678	572

Total Assets	$13,042	$12,581

Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$1,133	$1,226
Other accounts payable and accrued expenses	1,514	1,630
Current maturities of long-term debt	-	393

Total current liabilities	2,647	3,249
Long-term debt	3,099	2,999
Deferred taxes	1,192	817
Other liabilities	644	738

Total Liabilities	7,582	7,803

Stockholders’ Equity
Common stock(1)	118	118
Additional paid-in capital	3,925	3,867
Reinvested earnings	2,222	2,023
Accumulated other comprehensive (loss)	(805)	(1,230)

Total Stockholders’ Equity	5,460	4,778

Total Liabilities and Stockholders’ Equity	$13,042	$12,581

(1) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. At January 29, 2011, 237 million shares were issued and outstanding. At January 30, 2010, 236 million shares were issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	Common Stock
(in millions, except per share data)	Shares	Amount
February 2, 2008	222	$111	$3,453	$1,540	$208	$5,312
Opening balance measurement date adjustment, net of tax of $(16) and $218, respectively	-	-	-	26	(343)	(317)
Comprehensive (loss):
Net income	-	-	-	572	-	572
Unrealized (loss) on investments, net of tax of $56	-	-	-	-	(100)	(100)
Net actuarial (loss) and prior service credit adjustment, net of tax of $752	-	-	-	-	(1,179)	(1,179)

Total comprehensive (loss)						(707)

Dividends declared, common ($0.80 per share)	-	-	-	(179)	-	(179)
Stock-based compensation	-	-	46	-	-	46

January 31, 2009	222	111	3,499	1,959	(1,414)	4,155
Comprehensive income:
Net income	-	-	-	251	-	251
Unrealized gain on investments, net of tax of $(27)	-	-	-	-	48	48
Net actuarial gain and prior service credit adjustment, net of tax of $(85)	-	-	-	-	136	136

Total comprehensive income						435

Dividends declared, common ($0.80 per share)	-	-	-	(187)	-	(187)
Common stock contributed to primary pension plan	13	7	333	-	-	340
Stock-based compensation	1	-	35	-	-	35

January 30, 2010	236	118	3,867	2,023	(1,230)	4,778
Comprehensive income:
Net income	-	-	-	389	-	389
Unrealized gain on investments, net of tax of $(27)	-	-	-	-	49	49
Net actuarial gain and prior service credit adjustment, net of tax of $(240)	-	-	-	-	376	376

Total comprehensive income						814

Dividends declared, common ($0.80 per share)	-	-	-	(190)	-	(190)
Stock-based compensation	1	-	58	-	-	58

January 29, 2011	237	$118	$3,925	$2,222	$(805)	$5,460

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2010	2009	2008
Cash flows from operating activities:
Net income	$389	$251	$572
(Income) from discontinued operations	(11)	(2)	(5)
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring and other charges	40	48	29
Depreciation and amortization	511	495	469
Net (gains) on sale of assets	(8)	(2)	(10)
Benefit plans expense/(income)	197	276	(201)
Pension contribution	(392)	-	-
Stock-based compensation	56	43	53
Deferred taxes	126	76	169
Change in cash from:
Inventory	(189)	235	382
Prepaid expenses and other assets	25	36	25
Merchandise accounts payable	(93)	32	(278)
Current income taxes payable	28	(57)	(36)
Accrued expenses and other	(87)	142	(13)

Net cash provided by operating activities	592	1,573	1,156

Cash flows from investing activities:
Capital expenditures	(499)	(600)	(969)
Proceeds from sale of assets	14	13	13

Net cash (used in) investing activities	(485)	(587)	(956)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	392	-	-
Payments of long-term debt	(693)	(113)	(203)
Financing costs	(14)	(32)	-
Dividends paid, common	(189)	(183)	(178)
Proceeds from stock options exercised	8	4	4
Excess tax benefits from stock-based compensation	2	-	1
Tax withholding payments reimbursed by restricted stock	(2)	(3)	(4)

Net cash (used in) financing activities	(496)	(327)	(380)

Net (decrease)/increase in cash and cash equivalents	(389)	659	(180)
Cash and cash equivalents at beginning of year	3,011	2,352	2,532

Cash and cash equivalents at end of year	$2,622	$3,011	$2,352

Supplemental cash flow information:
Income taxes paid	$50	$130	$209
Interest paid	258	264	265
Interest received	5	5	35

Significant non-cash transactions:
Pension contribution of Company common stock	$-	$340	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Our Company was founded by James Cash Penney in 1902 and has grown to be a major national retailer, operating 1,106 department stores in 49 states and Puerto Rico, as well as through our Internet website at jcp.com. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside jcpenney, and home furnishings. In addition, our department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

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

Fiscal Year	Ended	Weeks
2010	January 29, 2011	52
2009	January 30, 2010	52
2008	January 31, 2009	52

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

Merchandise and Services Revenue Recognition

Total net sales, which exclude sales taxes and are net of estimated returns, are recorded at the point of sale when payment is received and the customer takes possession of the merchandise in department stores, at the point of shipment of merchandise ordered through the Internet, or, in the case of services, at the time the customer receives the benefit of the service, such as salon, portrait, optical or custom decorating. Commissions earned on sales generated by licensed departments are included as a component of total net sales. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold. We provide for estimated future returns based on historical return rates and sales levels.

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

Customer Loyalty Program

Customers who spend a certain amount with us using our private label card or registered third party credit cards receive JCP Rewards® certificates, which can be redeemed for goods or services in our stores the following month. We estimate the net cost of the rewards that will be issued and redeemed and record this cost as rewards points are accumulated. We record the cost of the loyalty program benefits for JCP Rewards in cost of sales given that we provide customers with products or services for these rewards. Other administrative costs of the loyalty program are recorded in SG&A expenses as incurred.

Cost of Goods Sold

Cost of goods sold includes all costs directly related to bringing merchandise to its final selling destination. These costs include the cost of the merchandise (net of discounts or allowances earned), sourcing and procurement costs, buying and brand development costs, including buyers’ salaries and related expenses, freight costs, warehouse operating expenses, merchandise examination, inspection and testing, store merchandise distribution center expenses, including rent, and shipping and handling costs incurred for sales via the Internet.

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

Advertising

Advertising costs, which include newspaper, television, Internet search marketing, radio and other media advertising, are expensed either as incurred or the first time the advertisement occurs. Total advertising costs, net of cooperative advertising vendor reimbursements of $145 million, $140 million and $167 million for 2010, 2009 and 2008, respectively, were $1,172 million, $1,175 million and $1,320 million.

Pre-Opening Expense

Expenses associated with the pre-opening phase, including advertising, hiring and training costs for new associates, processing and stocking initial merchandise inventory and rental costs prior to store opening and similar costs associated with new Sephora inside jcpenney location openings, are expensed as incurred.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash short-term investments that are highly liquid investments with original maturities of three months or less. Cash short-term investments consist primarily of short-term U.S. Treasury money market funds and a portfolio of highly rated bank deposits and are stated at cost, which approximates fair market value due to the short-term maturity. Cash in banks and in transit also include credit card sales transactions that are settled early in the following period.

Merchandise Inventory

Inventories are valued at the lower of cost (using the first-in, first-out or “FIFO” method) or market. For department stores, regional warehouses and store distribution centers, we value inventories using the retail method. Under the retail method, retail values are converted to a cost basis by applying specific average cost factors to groupings of merchandise. For Internet, we use standard cost, representing average vendor cost, to determine lower of cost or market.

Physical inventories are taken on a staggered basis at least once per year at all store and supply chain locations, inventory records are adjusted to reflect actual inventory counts and any resulting shortage (shrinkage) is recognized. Following inventory counts, shrinkage is estimated as a percent of sales, based on the most recent physical inventory, in combination with current events and historical experience. We have loss prevention programs and policies in place that are intended to mitigate shrinkage.

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

We report investments in real estate investment trusts (REITs) at fair value on an ongoing basis in other assets on the Consolidated Balance Sheets. Certain other assets are measured at fair value on a nonrecurring basis; that is, the assets are subject to fair value adjustments only in certain circumstances (for example, asset impairments). When there are asset impairments, the fair value of applicable long-lived assets are recorded on the Consolidated Balance Sheets in property and equipment, net, and the corresponding impairment is recorded in real estate and other, net, on the Consolidated Statements of Operations. We also present the primary pension plan assets at fair value, of which level 2 investments are measured using net asset value (NAV) or broker quotes.

Property and Equipment, Net

($ in millions)	Estimated Useful Lives (Years)	2010	2009
Land	N/A	$315	$308
Buildings	50	4,434	4,276
Furniture and equipment	3-20	2,271	2,356
Leasehold improvements		1,065	1,118
Accumulated depreciation		(2,854)	(2,701)

Property and equipment, net		$5,231	$5,357

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

Impairment of Long-Lived Assets

We evaluate long-lived assets such as store property and equipment and other corporate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the assets or our overall business strategies. Potential impairment exists if the estimated undiscounted cash flows expected to result from the use of the asset plus any net proceeds expected from disposition of the asset are less than the carrying value of the asset. The amount of the impairment loss represents the excess of the carrying value of the asset over its fair value and is included in real estate and other, net on the Consolidated Statements of Operations. We estimate fair value based on either a projected discounted cash flow method using a discount rate that is considered commensurate with the risk inherent in our current business model or appraised value, as appropriate. We also take other factors into consideration in estimating the fair value of our stores, such as local market conditions, operating environment, mall performance and other trends.

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

Retirement-Related Benefits

We recognize the funded status – the difference between the fair value of plan assets and the plan’s benefit obligation – of our defined benefit pension and postretirement plans directly on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. We adjust other comprehensive income/(loss) to reflect prior service cost or credits and actuarial gain or loss amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost, net of tax. Other comprehensive income/(loss) is amortized over the average remaining service period, a period of about seven years for the primary plan.

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

Stock-Based Compensation

We record compensation expense for time-vested awards on a straight-line basis over the associates’ service period, to the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the stated vesting period (the non-substantive vesting period approach). See Note 12 for a full discussion of our stock-based compensation.

2) Effect of New Accounting Standards

Fair Value Measurements

In January 2010, we adopted the guidance issued by the Financial Accounting Standards Board on improving annual disclosures about fair value measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of level 1 and level 2 categories and information on purchases, sales issuances, and settlements on a gross basis in the reconciliation of level 3 measurements. The guidance was effective for us in the beginning of 2010, except for level 3 reconciliation disclosures, which was effective for our 2010 year end. Since these are “disclosure only” requirements, they did not have an impact on our consolidated financial statements.

3) Earnings per Share

Income from continuing operations and shares used to compute earnings per share (EPS) from continuing operations, basic and diluted, are reconciled below:

(in millions, except EPS)	2010	2009	2008
Earnings:
Income from continuing operations, basic and diluted	$378	$249	$567

Shares:
Average common shares outstanding (basic shares)	236	232	222
Adjustment for assumed dilution – stock options and restricted stock awards	2	1	1

Average shares assuming dilution (diluted shares)	238	233	223

EPS from continuing operations:
Basic	$1.60	$1.07	$2.55
Diluted	$1.59	$1.07	$2.54

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would be anti-dilutive:

(shares in millions)	2010	2009	2008
Stock options and restricted awards	11	9	9

4) Other Assets

($ in millions)	2010	2009
Real estate investments(1)	$239	$169
Capitalized software, net	233	178
Leveraged lease investments	136	141
Debt issuance costs, net	25	26
Other	45	58

Total	$678	$572

(1) Primarily the market value of our investment in public REITs accounted for as available for sale securities. As of January 29, 2011 and January 30, 2010 the cost basis of these investments was $80 million. The change from year to year relates primarily to the increase in market value of these investments. See Note 11 for the net unrealized gains on real estate investments.

5) Other Accounts Payable and Accrued Expenses

($ in millions)	2010	2009
Accrued salaries, vacation and bonus	$361	$481
Customer gift cards	229	219
Taxes other than income taxes	113	95
Occupancy and rent-related	100	97
Advertising	87	78
Interest	74	88
Unrecognized tax benefits	61	55
Current portion of workers’ compensation and general liability insurance	59	66
Common dividends	47	47
Capital expenditures	34	55
Current portion of retirement plan liabilities	31	37
Other(1)	318	312

Total	$1,514	$1,630

(1) Includes individually insignificant accrued expenses related to operations.

6) Other Liabilities

($ in millions)	2010	2009
Supplemental pension and other postretirement benefit plan liabilities	$206	$238
Long-term portion of workers’ compensation and general liability insurance	177	187
Deferred developer/tenant allowances	135	145
Unrecognized tax benefits	101	110
Primary pension plan	-	12
Other	25	46

Total	$644	$738

7) Fair Value Disclosures

REIT Assets Measured on a Recurring Basis

We determined the fair value of our investments in REITs using quoted market prices. See Note 11 for the net unrealized gain of $112 million in REITs recorded, in 2010, in accumulated other comprehensive income, a component of net equity. Our REIT assets measured at fair value on a recurring basis were as follows:

($ in millions)	Fair Value as of January 29, 2011			Fair Value as of January 30, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
REIT assets	$253	$-	$-	$178	$-	$-

Other Non-Financial Assets Measured on a Non-Recurring Basis

In 2010, primarily one underperforming store with a carrying value of $3 million was impaired, which resulted in a $3 million charge to earnings and no remaining fair value.

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

The following table presents fair values for those assets measured at fair value during 2009 on a non-recurring basis, and remaining on our Consolidated Balance Sheet:

($ in millions)	Assets at Fair Value as of January 30, 2010
	Level 1	Level 2	Level 3	Total
Stores	$-	$-	$18	$18
Other corporate assets	-	3	3	6

Other Financial Instruments

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. At January 29, 2011, long-term debt had a carrying value and fair value of $3.1 billion. At January 30, 2010, long-term debt, including current maturities, had a carrying value of $3.4 billion and a fair value of $3.3 billion.

Concentrations of Credit Risk

We have no significant concentrations of credit risk.

8) Credit Agreement

On April 8, 2009, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a three-year, $750 million revolving credit agreement (Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent. The Credit Facility is secured by our inventory, which security interest can be released upon attainment of certain credit rating levels, and is available for general corporate purposes, including the issuance of letters of credit. Pricing under the Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. JCP’s obligations under the Credit Facility are guaranteed by J. C. Penney Company, Inc.

The Credit Facility requires that we maintain certain financial covenants, which include a leverage ratio, a fixed charge coverage ratio and an asset coverage ratio (each as defined in the Credit Facility). Under the terms of the Credit Facility, non-cash charges or credits related to retirement plans are not included in the calculation of EBITDA (consolidated earnings before interest, income taxes, depreciation and amortization), which is used in the leverage ratio and fixed charge coverage ratio.

•	The leverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot exceed 3 to 1.
•

The fixed charge coverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot be less than 2.5 to 1 through October 29, 2011; and 3 to 1 thereafter.

•	The asset coverage ratio, which is calculated as of the last day of each fiscal month, cannot be less than 3 to 1.

As of January 29, 2011, we were in compliance with these requirements with a leverage ratio of 2 to 1, a fixed charge coverage ratio of 3.8 to 1 and an asset coverage ratio of 19 to 1.

No borrowings, other than the issuance of standby and import letters of credit totaling $172 million as of the end of 2010, have been made under the Credit Facility.

9) Long-Term Debt

($ in millions)	2010	2009
Issue:
5.75% Senior Notes Due 2018(1)	$300	$300
5.65% Senior Notes Due 2020(1)	400	-
6.375% Senior Notes Due 2036(1)	400	700
6.875% Medium-Term Notes Due 2015	200	200
6.9% Notes Due 2026	2	2
7.125% Debentures Due 2023	255	255
7.4% Debentures Due 2037	326	326
7.625% Notes Due 2097	500	500
7.65% Debentures Due 2016	200	200
7.95% Debentures Due 2017	285	285
8.0% Notes Due 2010	-	393
9.0% Notes Due 2012	230	230

Total notes and debentures	3,098	3,391
Capital lease obligations	1	1

Total long-term debt, including current maturities	3,099	3,392
Less: current maturities	-	393

Total long-term debt	$3,099	$2,999

Weighted-average interest rate at year end	7.1%	7.3%
Weighted-average maturity	24 years

(1) Contain provisions that, at the holders’ option, would put the debt back to the Company in the event of a change of control coupled with certain debt rating minimum standards or downgrades.

2010 Debt Issuance

In May 2010, we closed on our offering of $400 million aggregate principal amount of 5.65% Senior Notes due 2020 and used proceeds of the offering, net of underwriting discounts, of approximately $392 million to make a voluntary cash contribution to the J. C. Penney Corporation, Inc. Pension Plan.

2010 Debt Reductions

In May 2010, we accepted for purchase $300 million principal amount of JCP’s outstanding 6.375% Senior Notes due 2036 (2036 Notes), which were validly tendered pursuant to a cash tender offer. We paid approximately $314 million aggregate consideration, including accrued and unpaid interest, for the accepted 2036 Notes in May 2010.

In March 2010 we repaid at maturity the remaining $393 million outstanding principal amount of JCP’s 8.0% Notes due 2010 (2010 Notes).

2009 Debt Reductions

In May 2009, we accepted for purchase $104 million principal amount of JCP’s outstanding 2010 Notes, which were validly tendered pursuant to the cash tender offer we initiated in April 2009 to purchase up to $200 million aggregate principal amount of the 2010 Notes. We paid approximately $107 million aggregate consideration, including accrued and unpaid interest, for the accepted 2010 Notes in May 2009. In addition, we purchased $9 million of the 2010 Notes in the open market in July 2009.

Long-Term Debt Financial Covenants

We have an indenture covering approximately $255 million of long-term debt that contains a financial covenant requiring us to have a minimum of 200% net tangible assets to senior funded indebtedness (as defined in the indenture). This indenture permits our Company to issue additional long-term debt if we are in compliance with the covenant. At year-end 2010, our percentage of net tangible assets to senior funded indebtedness was 366%.

Scheduled Annual Principal Payments on Long-Term Debt

($ in millions)
2011	2012	2013	2014	2015	2016-2097
$ -	$ 230	$ -	$ -	$ 200	$ 2,669

10) Net Interest Expense

($ in millions)	2010		2009		2008
Long-term debt	$223		$255		$268
Short-term investments	(2)		(3)		(32)
Other, net	10	(1)	8	(1)	(11)

Total	$231		$260		$225

(1) Reflects increased financing costs due to the Credit Facility and lower levels of capitalized interest due to lower capital expenditures.

11) Stockholders’ Equity

Accumulated Other Comprehensive (Loss)/Income

	2010			2009
	Pre-Tax Amount	Deferred Tax (Liability)/ Asset	Net of Tax Amount	Pre-Tax Amount	Deferred Tax (Liability)/ Asset	Net of Tax Amount
($ in millions)
Net unrealized gains on real estate investments	$174	$(62)	$112	$98	$(35)	$63
Net actuarial (loss)/gain and prior service (cost)/credit – pension and postretirement plans(1)	(1,502)	585	(917)	(2,118)	825	(1,293)

Accumulated other comprehensive (loss)	$(1,328)	$523	$(805)	$(2,020)	$790	$(1,230)

(1) See Note 14 for breakdowns of the pre-tax actuarial (loss)/gain and prior service (cost)/credit balances.

Common Stock

As of January 29, 2011, we had 32,185 stockholders of record. On a combined basis, our 401(k) savings plan, including our employee stock ownership plan (ESOP), held approximately 16 million shares, or approximately 6.8% of outstanding Company common stock, at January 29, 2011. Also at January 29, 2011, our primary pension plan held 6.7 million shares, or approximately 2.8% of outstanding Company common stock.

Preferred Stock

We have authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of January 29, 2011 or January 30, 2010.

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

Each Right entitles its holder to purchase from the Company 1/100th of a share of participating preferred stock having economic and voting terms similar to the Common Stock at an exercise price of $130 per Right, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable. In general terms, under the Rights Agreement, the Rights become exercisable if any person or group acquires 10% or more of the Common Stock or, in the case of any person or group that owned 10% or more of the Common Stock as of October 15, 2010, upon the acquisition of any additional shares by such person or group. The Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries, and any entity holding Common Stock for or pursuant to the terms of any such plan, are excepted. Upon exercise of the Right in accordance with the Rights Agreement, the holder would be able to purchase a number of shares of Common Stock from the Company having an aggregate market price (as defined in the Rights Agreement) equal to twice the then-current exercise price for an amount in cash equal to the then-current exercise price. The Rights will not prevent a takeover of our Company, but may cause substantial dilution to a person that acquires 10% or more of our Common Stock.

12) Stock-Based Compensation

The J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan (2009 Plan) was approved by our stockholders in May 2009 and allows for grants of stock options, stock appreciation rights and stock awards (collectively, Equity Awards) and cash incentive awards (together, Awards) to employees (associates) and Equity Awards to our non-employee members of the Board of Directors. Under the 2009 Plan, Awards to associates are subject to such conditions as continued employment, qualifying termination, passage of time and/or satisfaction of performance criteria as specified in the 2009 Plan or set by the Human Resources and Compensation Committee of the Board. As of January 29, 2011, approximately 11 million shares of stock were available for future grant under the 2009 Plan.

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

Over the past three years, our stock option and restricted stock award grants have averaged about 2.0% of total outstanding stock. We issue new shares upon the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-Based Compensation Cost

($ in millions)	2010	2009	2008
Stock options	$28	$28	$29
Stock awards (shares and units)	25	12	18

Total stock-based compensation cost	$53	$40	$47

Total income tax benefit recognized for stock-based compensation arrangements	$21	$15	$18

Stock Options

On March 16, 2010, we made an annual grant of stock options covering approximately 2.7 million shares to associates at an option price of $30.72, with a fair value of $9.04 per option. In addition to our annual grant, we made two ad-hoc grants of stock options to associates; one covering 20,000 shares on February 23, 2010 at an option price of $27.61, with a fair value of $9.70 and the second covering approximately 25,000 shares on August 17, 2010 at an option price of $20.14, with a fair value of $5.93.

If all outstanding options were exercised, common stock outstanding would increase by 6.3%. Additional information regarding options outstanding as of January 29, 2011 follows:

(Shares in thousands; price is weighted-average exercise price)

	Exercisable		Total Outstanding
	Shares	Price	Shares	Price
In-the-money	2,974	$25	8,710	$24
Out-of-the-money(1)	5,746	54	6,303	53

Total options outstanding	8,720	44	15,013	36

(1) Out-of-the-money options are those with an exercise price above the closing price of jcpenney common stock of $32.29 as of January 29, 2011.

The following table summarizes stock options outstanding as of January 29, 2011, as well as activity during the year then ended:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)(1)
Outstanding at January 30, 2010	13,561	$36
Granted	2,714	31
Exercised	(497)	17
Forfeited/canceled	(765)	37

Outstanding at January 29, 2011	15,013	36	6.4	$74

Exercisable at January 29, 2011	8,720	44	5.0	$22

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year end.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2010	2009	2008
Proceeds from stock options exercised	$8	$4	$4
Intrinsic value of stock options exercised	7	1	2
Tax benefit related to stock-based compensation	3	2	2
Excess tax benefits realized on stock-based compensation	2	-	1

As of January 29, 2011, we had $28 million of unrecognized and unearned compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized as expense over the remaining weighted-average vesting period of approximately one year.

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

Expected Volatility. Our expected volatility is based on a blend of the historical volatility of jcpenney stock combined with an estimate of the implied volatility derived from exchange traded options. Beginning in 2010, we increased the weighting of the implied volatility component of our expected volatility assumption due to implied volatility being a more appropriate indicator of future stock option volatility.

Risk-Free Interest Rate. Our risk-free interest rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life.

Expected Dividend Yield. The dividend assumption is based on our current expectations about our dividend policy.

Our weighted-average fair value of stock options at grant date was $9.03 in 2010, $6.29 in 2009 and $11.74 in 2008 using the binomial lattice valuation model and the following assumptions:

	2010	2009	2008
Weighted-average expected option term	4.5 years	4.5 years	4.6 years
Weighted-average expected volatility	38.0%	57.0%	44.7%
Weighted-average risk-free interest rate	2.2%	1.8%	2.7%
Weighted-average expected dividend yield	2.2%	3.3%	2.0%
Expected dividend yield range	1.8% – 2.9%	1.8% – 5.0%	1.2% – 5.6%

Stock Awards

On March 16, 2010, we made a grant of approximately 964,000 restricted stock unit awards to associates, representing the annual grant under the 2009 Plan. These awards consisted of approximately 574,000 time-based restricted stock units and approximately 390,000 performance-based restricted stock units. The time-based award vests one-third on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time. The performance-based award has a target with a payout matrix ranging from 0% to 200% based on 2010 EPS (defined as per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee (HRCC) of the Board). A payment of 100% of the target award would be achieved at earnings of $1.58 per share and based on the actual 2010 earnings per share adjusted for unusual and extraordinary items determined by the HRCC, the award will payout at 154%, which resulted in an additional 205,000 units granted. In addition to the performance requirement, this award also includes a time-based vesting requirement, which is the same as the requirement for the time-based award. Upon vesting, both the time-based award and the performance-based award will be paid out in shares of jcpenney common stock.

In 2010, we granted approximately 58,000 restricted stock units to non-employee Board members. Restricted stock awards for non-employee directors are expensed when granted since the recipients have the right to receive the shares upon a qualifying termination of service in accordance with the grant. We also granted approximately 150,000 restricted stock units during 2010 consisting of ad-hoc awards to associates and dividend equivalents on outstanding awards.

In addition to individual ad-hoc and Board member stock awards vested during 2010, approximately 111,000 of our March 2008 annual grant of time-based restricted stock unit awards vested.

The following table summarizes our non-vested stock awards as of January 29, 2011 and activity during the year then ended:

(shares in thousands)	Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at January 30, 2010	983	$28
Granted	1,377	30
Vested	(288)	43
Forfeited/canceled	(44)	33

Non-vested at January 29, 2011	2,028	27

As of January 29, 2011, we had $28 million of unrecognized compensation expense related to unearned associate stock awards, which will be recognized over the remaining weighted-average vesting period of approximately one year. The aggregate market value of shares vested during 2010, 2009 and 2008 was $8 million, $10 million and $17 million, respectively, compared to an aggregate grant date fair value of $12 million, $24 million and $26 million, respectively.

13) Leases

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

Rent Expense

($ in millions)	2010	2009	2008
Real property base rent and straight-lined step rent expense	$227	$231	$217
Real property contingent rent expense (based on sales)	16	14	22
Personal property rent expense	61	59	63

Total rent expense	$304	$304	$302

As of January 29, 2011, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and net of future non-cancelable operating sublease payments, and capital leases were:

($ in millions)	Operating	Capital
2011	$262	$-
2012	232	-
2013	196	-
2014	172	-
2015	144	-
Thereafter	1,931	1

Total minimum lease payments	$2,937	$1

Present value	$1,319	$1
Weighted-average interest rate	7.9%	8.3%

14) Retirement Benefit Plans

We provide retirement pension benefits, postretirement health and welfare benefits, as well as 401(k) savings, profit-sharing and stock ownership plan benefits to various segments of our workforce (associates). Retirement benefits are an important part of our total compensation and benefits program designed to retain and attract qualified, talented associates. Pension benefits are provided through defined benefit pension plans consisting of a non-contributory qualified pension plan (primary plan)

and, for certain management associates, non-contributory supplemental retirement plans, including a 1997 voluntary early retirement plan. Retirement and other benefits include:

Defined Benefit Pension Plans	Other Benefit Plans
Primary plan – funded	Postretirement benefits – medical and dental
Supplemental retirement plans – unfunded	Defined contribution plans:
401(k) savings, profit-sharing and stock ownership plan
Deferred compensation plan

Defined Benefit Pension Plans

Primary Plan — Funded

The primary plan is a funded non-contributory qualified pension plan, initiated in 1966 and closed to new entrants on January 1, 2007. The primary plan has approximately 150,000 plan participants of whom about half are active and about 89% are vested. The plan is funded by Company contributions to a trust fund, which are held for the sole benefit of participants and beneficiaries.

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

Pension Expense/(Income) for Defined Benefit Pension Plans

Pension expense is based upon the annual service cost of benefits (the actuarial cost of benefits attributed to a period) and the interest cost on plan liabilities, less the expected return on plan assets for the primary plan. Differences in actual experience in relation to assumptions are not recognized immediately but are deferred and amortized over the average remaining service period of about seven years for the primary plan, subject to a corridor as permitted under GAAP pension plan accounting.

The components of net periodic pension expense/(income) were as follows:

Pension Plan Expense/(Income)

	2010			2009			2008
($ in millions)	Primary Plan	Supp. Plans	Total	Primary Plan	Supp. Plans	Total	Primary Plan	Supp. Plans	Total
Service cost	$88	$1	$89	$80	$3	$83	$87	$4	$91
Interest cost	248	14	262	253	17	270	237	20	257
Projected return on assets	(352)	-	(352)	(304)	-	(304)	(457)	-	(457)
Amortization of actuarial loss	237	19	256	269	19	288	-	19	19

Net periodic pension plan expense/ (income)	$221	$34	$255	$298	$39	$337	$(133)	$43	$(90)

The defined benefit plan pension expense/(income) shown in the above table is included as a separate line item on the Consolidated Statements of Operations.

Assumptions

The weighted-average actuarial assumptions used to determine expense/(income) were as follows:

	2010	2009		2008
Expected return on plan assets	8.4%	8.4%		8.9%
Discount rate	5.90%	6.86	%(1)	6.54%
Salary increase	4.7%	4.7%		4.7%

(1) For the first four months of 2009, the initial discount rate was 6.95% as determined by the January 31, 2009 annual measurement. The discount rate was revised to 6.86% on the remeasurement date of May 18, 2009. The supplemental plans and retiree medical plans used 6.95% for the year, since those plans were not subject to remeasurement.

The expected return on plan assets is based on the plan’s long-term asset allocation policy, historical returns for plan assets and overall capital market returns, taking into account current and expected market conditions. In 2010 and 2009, the expected return on plan assets was 8.4%, which was reduced from the 2008 rate of 8.9% as a result of the negative returns in the capital markets and lowered expected future returns. For 2011, we further reduced the expected rate of return assumption to 7.5% from 8.4% to align our expected rate of return with the long-term goal to move from an equity-weighted to a fixed income-weighted asset allocation strategy.

The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date), except for 2008, which reflected the rate change from the prior year discount rate pension obligation due to the adoption of the measurement date provision. The discount rate used was based on an externally published yield curve determined by the plan’s actuary. The yield curve is a hypothetical AA yield curve represented by a series of bonds maturing from six months to 30 years, designed to match the corresponding pension benefit cash payments to retirees.

The salary progression rate to measure pension expense was based on age ranges and projected forward.

Funded Status

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the primary and supplemental pension plans. As of the end of 2010, the funded status of the primary plan was approximately 117%. The projected benefit obligation (PBO) is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Under the Employee Retirement Income Security Act of 1974 (ERISA), the funded status of the plan exceeded 100% as of December 31, 2010 and 2009, the qualified pension plan’s year end.

Obligations and Funded Status

	Primary Plan			Supplemental Plans
($ in millions)	2010	2009		2010		2009
Change in PBO
Beginning balance	$4,326	$3,725		$257		$257
Service cost	88	80		1		3
Interest cost	248	253		14		17
Actuarial loss/(gain)	80	512		(18)		16
Benefits (paid)	(254)	(244)		(32)		(36)

Balance at measurement date	$4,488	$4,326		$222		$257

Change in fair value of plan assets
Beginning balance	$4,314	$3,450		$-		$-
Company contributions	392	340		32		36
Actual return on assets(1)	799	768		-		-
Benefits (paid)	(254)	(244)		(32)		(36)

Balance at measurement date	$5,251	$4,314		$-		$-

Funded status of the plan	$763 (2)	$(12	)(3)	$(222	)(4)	$(257	)(4)

(1) Includes plan administrative expenses.

(2) Presented as prepaid pension in the Consolidated Balance Sheets.

(3) Included in other liabilities in the Consolidated Balance Sheets.

(4) $28 million in 2010 and $33 million in 2009 were included in other accounts payable and accrued expenses on the Consolidated Balance Sheets, and the remaining amounts were included in other liabilities.

In 2010, the funded status of the primary plan improved by $775 million due to positive returns in the capital market, coupled with the discretionary cash contribution. The actual one-year return on pension plan assets at the measurement date was 18.7% in 2010, bringing the cumulative return since inception of the plan to 9.0%.

The following pre-tax amounts were recognized in accumulated other comprehensive (loss)/income as of the end of 2010 and 2009:

	Primary Plan			Supplemental Plans
($ in millions)	2010		2009	2010		2009
Net loss	$1,484	(1)	$2,089	$117	(1)	$154
Prior service cost	1		1	1		2

	$1,485		$2,090	$118		$156

(1) Approximately $137 million for the primary plan and $14 million for the supplemental plans are expected to be amortized from accumulated other comprehensive (loss)/income into net periodic benefit expense/(income) in 2011.

Assumptions to Determine Obligations

The weighted-average actuarial assumptions used to determine benefit obligations for each of the years below were as follows:

	2010	2009	2008
Discount rate	5.65%	5.90%	6.95%
Salary progression rate	4.7%	4.7%	4.7%

We use the Retirement Plans 2000 Table of Combined Healthy Lives (RP 2000 Table), projected using Scale AA to forecast mortality improvements into the future to 2017 for annuitants and 2025 for non-annuitants.

Accumulated Benefit Obligation (ABO)

The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for our primary plan was $4.1 billion and $4.0 billion as of the end of 2010 and 2009, respectively. At the end of 2010, plan assets of $5.3 billion for the primary plan were above the ABO. The ABO for our unfunded supplemental pension plans was $194 million and $227 million as of the end of 2010 and 2009, respectively.

Primary Plan Asset Allocation

The target allocation ranges for each asset class, as well as the fair value of each asset class as a percent of the total fair value of pension plan assets as of the end of 2010 and 2009 were as follows:

		Plan Assets
	Target Allocation Ranges	2010	2009
Asset Class
Equity	60% -75%	68%	70%
Fixed income	15% -30%	22%	20%
Real estate, cash and other	5% -15%	10%	10%

Total		100%	100%

Asset Allocation Strategy

The pension plan’s investment strategy is designed to provide a rate of return that, over the long term, increases the ratio of plan assets to liabilities by maximizing investment return on assets, at an appropriate level of volatility risk. The plan’s asset portfolio is actively managed and invested primarily in equity securities, which have historically provided higher returns than debt portfolios, balanced with fixed income (i.e., debt securities) and other asset classes to maintain an efficient risk/return diversification profile. Over the next three years we plan on shifting 15% of the plan’s allocation from equities into fixed income. This shift in allocation will be another step towards lowering the plan’s volatility risk and matching the plan’s investment strategy with a maturing liability profile. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth-oriented and value-oriented investments and U.S. and non-U.S. securities. Investment types, including high-yield versus investment-grade debt securities, illiquid assets such as real estate, the use of derivatives and Company securities are set forth in written guidelines established for each investment manager and monitored by the plan’s management team. In conjunction with the 2009 voluntary contribution of jcpenney common stock, the plan holds 4.1% of its assets in the stock. ERISA rules allow plans to invest up to 10% of a plan’s assets in their company’s stock. The plan’s asset allocation policy is designed to meet the plan’s future pension benefit obligations. Under the policy, asset classes are periodically reviewed and rebalanced as necessary, to ensure that the mix continues to be appropriate relative to established targets and ranges.

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

Fair Value of Primary Plan Assets

The tables below provide the fair values of the primary plan’s assets as of the end of 2010 and 2009, by major class of asset. See Note 1 for a definition of the levels.

($ in millions)	Investments at Fair Value at Year-End 2010
	Level 1(1)	Level 2(1)	Level 3	Total
Cash	$4	$-	$-	$4
Common collective trusts	-	70	-	70

Cash and cash equivalents total	4	70	-	74

Common collective trusts	-	582	-	582
Equity securities	2,668	4	-	2,672
Private equity	-	-	295	295

Equity securities total	2,668	586	295	3,549

Common collective trusts	-	649	-	649
Corporate bonds	-	476	-	476
Government and mortgage backed securities	-	23	-	23
Other fixed income	-	34	-	34

Fixed income total	-	1,182	-	1,182

Real estate	163	38	251	452

Real estate total	163	38	251	452

Total investment assets at fair value	$2,835	$1,876	$546	$5,257

Accounts payable, net				(6)

Total				$5,251

(1) There were no significant transfers in or out of level 1 or level 2 investments.

($ in millions)	Investments at Fair Value at Year-End 2009
	Level 1	Level 2	Level 3	Total
Cash	$2	$-	$-	$2
Common collective trusts	-	64	-	64

Cash and cash equivalents total	2	64	-	66

Common collective trusts	-	577	-	577
Equity securities	2,201	2	-	2,203
Private equity	-	-	252	252

Equity securities total	2,201	579	252	3,032

Common collective trusts	-	597	-	597
Corporate bonds	-	190	-	190
Government and mortgage backed securities	-	26	-	26
Other fixed income	-	44	-	44

Fixed income total	-	857	-	857

Real estate	107	28	231	366

Real estate total	107	28	231	366

Total investment assets at fair value	$2,310	$1,528	$483	$4,321

Accounts payable, net				(7)

Total				$4,314

Following is a description of the valuation methodologies used for primary plan assets measured at fair value.

Cash – Cash is valued at cost which approximates fair value, and is classified as level 1 of the fair value hierarchy.

Common Collective Trusts – Common collective trusts are pools of investments within cash equivalents, equity and fixed income that are benchmarked relative to a comparable index. They are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets. The underlying assets are valued at net asset value (“NAV”) and are classified as level 2 of the fair value hierarchy.

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

Government and Mortgaged Backed Securities – Government securities are valued at a price based on a broker quote in an over-the-counter market and classified as level 2 of the fair value hierarchy. Mortgage backed securities are valued at a price based on observable market information or a broker quote in an over-the-counter market and classified as level 2 of the fair value hierarchy.

Real Estate – Real estate is comprised of public and private real estate investments. Real estate investments through registered investment companies that trade on an exchange are classified as level 1 of the fair value hierarchy. Investments through open end private real estate funds that are valued at the reported net asset value “NAV” are classified as level 2 of the fair value hierarchy. Private real estate investments through partnership interests that are valued based on different methodologies including discounted cash flow, direct capitalization and market comparable analysis are classified as level 3 of the fair value hierarchy.

Other Fixed Income – Other fixed income is composed of futures contracts, option contracts, swap contracts, and other fixed income derivatives and are based on broker quote in an over-the-counter market and are classified as level 2 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the primary plan’s level 3 investment assets.

Level 3 Investment Assets

Year-End 2010

($ in millions)	Private Equity Funds	Real Estate
Balance, beginning of year	$252	$231
Realized gains	21	15
Unrealized gains/(losses)	19	(31)
Purchases and issuances	50	61
Sales, maturities and settlements	(47)	(25)

Balance, end of year	$295	$251

Level 3 Investment Assets Year-End 2009
($ in millions)	Private Equity Funds	Real Estate
Balance, beginning of year	$276	$377
Realized gains	10	-
Unrealized (losses)	(45)	(156)
Purchases and issuances	31	11
Sales, maturities and settlements	(20)	(1)

Balance, end of year	$252	$231

Contributions

Our policy with respect to funding the primary plan is to fund at least the minimum required by the ERISA rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Consistent with our discretionary contribution practice, on May 24, 2010, we used net proceeds of approximately $392 million from the issuance of $400 million of 5.65% Senior Notes due 2020 to make a voluntary cash contribution to the primary plan. In 2009, we elected to make a voluntary contribution of jcpenney common stock to the primary plan. The contribution was valued at $340 million, based on a price of $25.39 per share, reflecting a 6.5% discount to the closing price on May 18, 2009. Due to our past aggressive funding of the pension plan and overall positive growth in plan assets since plan inception, there will not be any required cash contribution for funding of plan assets in either 2011 or 2012 under ERISA, as amended by the Pension Protection Act of 2006. However, we may make discretionary voluntary contributions taking into account liquidity and capital resource availability and capital market conditions.

Our contributions to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2011 are anticipated to be approximately $29 million. The expected contributions for 2011 have decreased from $34 million in the prior year due to a decrease in supplemental retirement plan benefit payouts. Benefits are paid in the form of five equal annual installments to participants and no election as to the form of benefit is provided for in the unfunded plans.

Estimated Future Benefit Payments

($ in millions)	Primary Plan Benefits	Supplemental Plan Benefits
2011	$253	$29
2012	262	27
2013	271	23
2014	281	21
2015	291	20
2016-2020	1,611	92

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

Postretirement Plan (Income)

($ in millions)	2010	2009	2008
Service cost	$-	$-	$1
Interest cost	1	1	1
Amortization of prior service (credit)	(26)	(26)	(27)

Net periodic postretirement benefit (income)	$(25)	$(25)	$(25)

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

Obligations and Funded Status

($ in millions)	2010		2009
Change in APBO
Beginning balance	$18		$18
Interest cost	1		1
Participant contributions	11		12
Actuarial (gain)/loss	(3)		1
Benefits (paid)	(12)		(14)

Balance at measurement date	$15		$18

Change in fair value of plan assets
Beginning balance	$-		$-
Participant contributions	11		12
Company contributions	1		2
Benefits (paid)	(12)		(14)

Balance at measurement date	$-		$-

Funded status of the plan	$(15	)(1)	$(18	)(1)

(1) Of the total accrued liability, $3 million for 2010 and 2009 was included in other accounts payable and accrued expenses in the Consolidated Balance Sheets, and the remaining amounts were included in other liabilities.

The following pre-tax amounts were recognized in accumulated other comprehensive (loss)/income as of the end of 2010 and 2009:

	Postretirement Plans
($ in millions)	2010		2009
Net (gain)	$(14	)(1)	$(12)
Prior service (credit)	(68	)(1)	(93)

	$(82)		$(105)

(1) In 2011, approximately $(25) million and $(1) million, respectively, of the net (gain) and prior service (credit) for the postretirement plan are expected to be amortized from accumulated other comprehensive loss into net periodic postretirement benefit (income).

Cash Contributions

The postretirement benefit plan is not funded and is not subject to any minimum regulatory funding requirements. We estimate that in 2011 we will contribute $3 million toward retiree medical premiums.

Estimated Future Benefit Payments

($ in millions)	Other Postretirement Benefits
2011	$3
2012	2
2013	2
2014	2
2015	2
2016-2020	5

Defined Contribution Plans

The Savings, Profit-Sharing and Stock Ownership Plan (Savings Plan) is a qualified defined contribution plan, a 401(k) plan, available to all eligible associates. Effective January 1, 2007, all associates who are age 21 or older are immediately eligible to participate in and contribute a percentage of their pay to the Savings Plan. Eligible associates, who have completed one year and at least 1,000 hours of service within an eligibility period, are offered a fixed matching contribution each pay period equal to 50% of up to 6% of pay contributed by the associate. Matching contributions are credited to associates’ accounts in accordance with their investment elections and fully vest after three years. We may make additional discretionary matching contributions.

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

In addition to the Savings Plan, we sponsor the Mirror Savings Plan, which is a non-qualified contributory unfunded defined contribution plan offered to certain management associates. This plan supplements retirement savings under the Savings Plan for eligible management associates who choose to participate in it. The plan’s investment options generally mirror the traditional Savings Plan investment options. As of the end of 2010, the unamortized balance within accumulated other comprehensive (loss)/income for the plan was $19 million. Similar to the supplemental retirement plans, the Mirror Savings Plan benefits are paid from our operating cash flow and cash investments.

The expense for these plans, which was predominantly included in SG&A expenses on the Consolidated Statements of Operations, was as follows:

($ in millions)	2010	2009	2008
Savings Plan – 401(k)	$41	$55	$52
Savings Plan – retirement account	12	8	4
Mirror Savings Plan	3	2	6

Total	$56	$65	$62

15) Real Estate and Other, Net

($ in millions)	2010	2009	2008
Real estate activities	$(34)	$(34)	$(39)
Net gains from sale of real estate	(8)	(2)	(10)
Impairments	3	42	21
Restructuring charges	32	-	-
Other	11	(1)	3

Total expense/(income)	$4	$5	$(25)

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

In 2010, impairment charges totaled $3 million and were primarily related to one store that will continue to operate. In 2009, impairment charges totaled $42 million and were primarily related to seven underperforming department stores and other corporate assets. Included in the $42 million was an impairment charge of $3 million relating to a corporate asset that was disposed of by year-end. In 2008, impairment charges of $21 million were primarily related to a department store, a real estate joint venture and other corporate assets.

In 2010, real estate and other included $32 million of initial restructuring charges related mainly to the wind down of our catalog and outlet operations and the streamlining of call center operations and custom decorating business.

In 2010, other expenses of $11 million included legal and other advisory costs related to the Company’s evaluation of capital restructuring alternatives.

16) Income Taxes

Our deferred tax assets and liabilities as of January 29, 2011 and January 30, 2010 were as follows:

	2010				2009
($ in millions)	Deferred Tax Assets		Deferred Tax (Liabilities)		Deferred Tax Assets		Deferred Tax (Liabilities)
Current
Merchandise inventory	$41		$-		$51		$-
Accrued vacation pay	40		-		42		-
Gift cards	65		-		61		-
Capitalized advertising costs	-		(7)		-		(12)
Other	36	(1)	(49	)(2)	46	(1)	(51	)(2)

Total current	182		(56)		200		(63)

Net current assets	126	(3)			137	(3)

Non-current
Depreciation and amortization	-		(1,083)		-		(1,031)
Pension and other retiree obligations	-		(211)		119		-
Stock-based compensation	73		-		56		-
Mirror Savings Plan	24		-		23		-
Accrued rent	24		-		21		-
Leveraged leases	-		(170)		-		(195)
State taxes	59		-		48		-
Unrealized gain	-		(62)		-		(35)
Workers’ compensation/general liability	97		-		104		-
Other(4)	58		(1)		74		(1)

Total non-current	$335		$(1,527)		$445		$(1,262)

Net non-current (liabilities)			$(1,192)				$(817)

Total net deferred tax (liabilities)			$(1,066)				$(680)

(1) Includes tax items related to accruals for sales returns and miscellaneous benefit plans.

(2) Includes tax items related to property taxes and prepaid expenses.

(3) Included in income taxes receivable on our Consolidated Balance Sheets.

(4) Includes tax items related to environmental cleanup costs.

We anticipate that we will generate sufficient pre-tax income in the future to realize the full benefit of the deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at year-end 2010 or 2009.

Income taxes receivable on our Consolidated Balance Sheets included current income taxes receivable of $208 million at the end of 2010 and $258 million at the end of 2009, in addition to the net current deferred tax assets shown above.

Unrecognized tax benefits totaled $162 million as of January 29, 2011, compared to $165 million as of January 30, 2010. A reconciliation of unrecognized tax benefits is as follows:

($ in millions)	2010	2009	2008
Beginning balance	$165	$192	$160
Additions for tax positions related to the current year	-	-	32
Additions for tax positions of prior years	21	37	11
Reductions for tax positions of prior years	(5)	(1)	(5)
Settlements and effective settlements with tax authorities	(16)	(59)	(6)
Expirations of statute	(3)	(4)	-

Balance at end of year	$162	$165	$192

As of the end of 2010, 2009 and 2008 the uncertain tax position balance included $60 million, $75 million and $70 million, respectively, that, if recognized, would lower the effective tax rate and would be reduced upon settlement by $21 million, $26 million and $24 million, respectively, related to the federal tax deduction of state taxes. The remaining amounts reflected tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Due to deferred tax accounting, other than any interest or penalties incurred, the disallowance of the shorter deductibility period would not impact the effective tax rate, but would accelerate payment to the taxing authority.

Over the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could be reduced by $61 million ($2 million of which would impact the effective tax rate) if our tax position is sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance.

We did not have any penalties in any year presented. Accrued interest related to unrecognized tax benefits and included in income tax expense was $3 million as of January 29, 2011, $2 million as of January 30, 2010 and $1 million as of January 31, 2009.

The components of our income tax expense for continuing operations were as follows:

($ in millions)	2010	2009	2008
Current
Federal and foreign	$92	$59	$153
State and local	(4)	24	25

	88	83	178

Deferred
Federal and foreign	92	65	140
State and local	23	6	25

	115	71	165

Total	$203	$154	$343

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is as follows:

(percent of pre-tax income)	2010	2009	2008
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local income tax, less federal income tax benefit(1)	2.1	4.7	3.6
Tax effect of dividends on ESOP shares	(0.8)	(1.2)	(0.5)
Other permanent differences and credits	(1.4)	(0.3)	(0.4)

Effective tax rate for continuing operations	34.9%	38.2%	37.7%

(1) Year-over-year changes were primarily due to state audit settlements and legislative activity.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are no longer subject to U.S. federal examinations by tax authorities for years before 2009. Our U.S. federal income tax returns for 2007, 2008 and 2009 have been audited and we expect resolution of issues pertaining to those years to occur in 2011. We are audited by the taxing authorities of virtually all states and certain foreign countries and are subject to examination by these taxing jurisdictions for years generally after 2005.

17) Litigation, Other Contingencies and Guarantees

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

As of January 29, 2011, we estimated our total potential environmental liabilities to range from $36 million to $42 million and recorded our best estimate of $37 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

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

On December 20, 2010, we entered into an agreement authorizing participating third parties to receive advance bank funding for merchandise production. The maximum authorization under the program is $50 million and is cancellable upon request by JCP. As of the end of 2010, the maximum exposure under the program was $13 million, all of which was short term.

18) Quarterly Results of Operations (Unaudited)

The following is a summary of our quarterly unaudited consolidated results of operations for 2010 and 2009:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
($ in millions, except EPS )	2010	2009	2010	2009	2010	2009	2010	2009
Total net sales	$3,929	$3,884	$3,938	$3,943	$4,189	$4,179	$5,703	$5,550
Gross margin	1,630	1,574	1,552	1,520	1,635	1,696	2,143	2,120
SG&A expenses	1,289	1,255	1,273	1,242	1,324	1,376	1,464	1,509
Income/(loss) from continuing operations	$60	$25	$14	$(1)	$44	$27	$260	$198
Discontinued operations	-	-	-	-	-	-	11	2

Net income/(loss)	$60	$25	$14	$(1)	$44	$27	$271	$200

Diluted EPS(1):
Continuing operations	$0.25	$0.11	$0.06	$-	$0.19	$0.11	$1.09	$0.84
Discontinued operations	-	-	-	-	-	-	0.04	-

Net income	$0.25	$0.11	$0.06	$-	$0.19	$0.11	$1.13	$0.84

(1) EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

EXHIBIT INDEX

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of January 23, 2002, between JCP and Company	8-K	001-15274	2	01/28/2002

3.1	Restated Certificate of Incorporation of the Company, as amended to May 19, 2006	10-Q	001-15274	3.1	06/07/2006

3.2	Bylaws of Company, as amended to February 22, 2011	8-K	001-15274	3.1	02/28/2011

4.1	Indenture, dated as of October 1, 1982, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4(a)	04/19/1994

4.2	First Supplemental Indenture, dated as of March 15, 1983, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4(b)	04/19/1994

4.3	Second Supplemental Indenture, dated as of May 1, 1984, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4(c)	04/19/1994

4.4	Third Supplemental Indenture, dated as of March 7, 1986, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-03882	4(d)	03/11/1986

4.5	Fourth Supplemental Indenture, dated as of June 7, 1991, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-41186	4(e)	06/13/1991

		Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date
4.6	Fifth Supplemental Indenture, dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of October 1, 1982	10-K	001-15274	4(o)	04/25/2002

4.7	Indenture, dated as of April 1, 1994, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-53275	4(a)	04/26/1994

4.8	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994	10-K	001-15274	4(p)	04/25/2002

4.9	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Institution) to Indenture dated as of April 1, 1994	10-Q	001-15274	4	09/06/2002

4.10	Stockholder Protection Rights Agreement, dated as of October 15, 2010, between the Company and Mellon Investor Services, LLC, as Rights Agent	8-K	001-15274	4.1	10/18/2010

Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.1	Credit Agreement dated as of April 8, 2009 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Wachovia Bank, National Association, as LC Agent	8-K	001-15274	10.1	04/13/2009

10.2	Guarantee and Collateral Agreement dated as of April 8, 2009 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and JPMorgan Chase Bank, N. A., as Administrative Agent	8-K	001-15274	10.2	04/13/2009

10.3	Asset Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., Eckerd Fleet, Inc., CVS Pharmacy, Inc. and CVS Corporation	10-K	001-15274	10(i)(e)	04/08/2004

10.4	Stock Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., TDI Consolidated Corporation, and The Jean Coutu Group (PJC) Inc.	10-K	001-15274	10(i)(f)	04/08/2004

10.5	Amendment and Waiver No. 1 to Asset Purchase Agreement dated as of July 30, 2004, among CVS Pharmacy, Inc., CVS Corporation, J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., and Eckerd Fleet, Inc.	10-Q	001-15274	10.1	09/08/2004

10.6	First Amendment to Stock Purchase Agreement dated as of July 30, 2004, among The Jean Coutu Group (PJC) Inc., J. C. Penney Company, Inc., and TDI Consolidated Corporation	10-Q	001-15274	10.2	09/08/2004

10.7	CN Rescission Agreement dated as of August 25, 2004, among CVS Corporation, CVS Pharmacy, Inc., certain CVS affiliates, and J. C. Penney Company, Inc.	10-Q	001-15274	10.3	09/08/2004

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.8**	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan	10-K	001-00777	10(k)	04/24/1989

10.9**	J. C. Penney Company, Inc. 1989 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	04/18/1989

10.10**	February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan	10-K	001-00777	10(ii)(k)	04/18/1995

10.11**	February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended	10-K	001-00777	10(ii)(k)	04/16/1996

10.12**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	001-00777	B	04/20/1993

10.13**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	04/18/1995

10.14**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	04/25/1990

10.15**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	04/11/1997

10.16**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	04/11/2001

10.17**	J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	03/31/2009

10.18**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated effective July 1, 2007	10-Q	001-15274	10.1	09/12/2007

10.19**	Term Sheet dated as of October 27, 2004, between the Company and M. E. Ullman, III	10-Q	001-15274	10.1	12/07/2004

10.20**	Letter Agreement dated as of March 18, 2005, between the Company and M. E. Ullman, III	8-K	001-15274	10.1	03/22/2005

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.21**	Notice of Restricted Stock Unit Award to M. E. Ullman, III, dated as of December 1, 2004	10-Q	001-15274	10.3	12/07/2004

10.22**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	02/15/2005

10.23**	Form of Notice of Restricted Stock Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.2	02/15/2005

10.24**	Form of Notice of Grant of Stock Option(s) under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.3	02/15/2005

10.25**	Form of Director’s election to receive all/portion of annual cash retainer in J. C. Penney Company, Inc. common stock (J. C. Penney Company, Inc. 2001 Equity Compensation Plan)	8-K	001-15274	10.4	02/15/2005

10.26**	Form of Notice of Restricted Stock Award – Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	02/15/2005

10.27**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.6	02/15/2005

10.28**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.7	02/15/2005

10.29**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	02/15/2005

10.30**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.9	02/15/2005

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.31**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	05/24/2005

10.32**	Form of Notice of Grant of Stock Option(s), Special Stock Option Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	05/31/2005

10.33**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	05/31/2005

10.34**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005

10.35**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	09/26/2007

10.36**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.4	03/27/2006

10.37**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	05/19/2006

10.38**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	05/19/2006

10.39**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.3	05/19/2006

10.40**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	05/19/2006

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.41**	Form of Notice of Grant of Stock Options for Executive Officers subject to Executive Termination Pay Agreements under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	08/07/2006

10.42**	JCP Management Incentive Compensation Program, effective December 31, 2007	8-K	001-15274	10.6	12/14/2007

10.43**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/15/2007

10.44**	Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	03/15/2007

10.45**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/07/2008

10.46**	2008 Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	03/07/2008

10.47**	Form of Notice of 2008 Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.3	03/07/2008

10.48**	JCP Change in Control Plan, effective December 31, 2007	8-K	001-15274	10.7	12/14/2007

10.49**	JCP Change in Control Plan, as amended and restated effective March 27, 2008	8-K	001-15274	10.1	04/02/2008

10.50**	JCP 2009 Change in Control Plan	10-K	001-15274	10.60	03/31/2009

10.51**	Form of Indemnification Trust Agreement between JCP and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended March 30, 1987	Def. Proxy Stmt.	001-00777	Exhibit 1 to Exhibit B	04/24/1987

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.52**	Second Amendment to Indemnification Trust Agreement between JCP and JPMorgan Chase Bank, effective as of January 27, 2002	10-K	001-15274	10.53	03/31/2009

10.53**	Third Amendment to Indemnification Trust Agreement between Company, JCP and JPMorgan Chase Bank, effective as of June 1, 2008	10-Q	001-15274	10.2	09/10/2008

10.54**	Form of Indemnification Agreement between Company, JCP and individual Indemnities, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	04/25/2002

10.55**	Special Rules for Reimbursements Subject to Code Section 409A under Indemnification Agreement between Company, JCP and individual Indemnities, adopted December 9, 2008	10-K	001-15274	10.56	03/31/2009

10.56**	Form of Notice of 2008 Supplemental Annual CEO Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	12/16/2008

10.57**	2010 Base Salaries, 2010 Target Incentive Opportunity Percentages and 2010 Equity Awards for Named Executive Officers	10-K	001-15274	10.72	03/30/2010

10.58**	JCP Mirror Savings Plan, amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.60	03/31/2009

10.59**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008 and as further amended through December 10, 2008	10-K	001-15274	10.62	03/31/2009

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date

10.60**	Supplemental Retirement Program for Management Profit-Sharing Associates of JCP, as amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.63	03/31/2009

10.61**	JCP Benefit Restoration Plan, as amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.64	03/31/2009

10.62**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan, as amended through December 10, 2008	10-K	001-15274	10.65	03/31/2009

10.63**	Form of Notice of 2009 Annual CEO Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/17/2009

10.64**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.2	09/09/2009

10.65**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.3	09/09/2009

10.66**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.4	09/09/2009

10.67**	Form of Notice of 2010 Performance Unit Grant under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	8-K	001-15274	10.1	03/17/2010

10.68	Registration Rights Agreement dated May 18, 2009, by and between the Company and Evercore Trust Company, N.A., as investment manager of a segregated account in the J. C. Penney Corporation, Inc. Pension Plan Trust	8-K	001-15274	10.1	05/21/2009

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date

10.69	Consumer Credit Card Program Agreement by and between JCP and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	11/06/2009

10.70	First Amendment, dated as of October 29, 2010, to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	10/29/2010

10.71**	J. C. Penney Corporation, Inc., Management Incentive Compensation Program, effective January 30, 2011	8-K	001-15274	10.1	01/10/2011

10.72	Stockholders Agreement, dated February 24, 2011, between the Company and Pershing Square Capital Management, L.P.	8-K	001-15274	10.1	02/25/2011

10.73	Stockholders Agreement, dated February 24, 2011, between the Company and Vornado Realty Trust	8-K	001-15274	10.2	02/25/2011

10.74**	2011 Base Salaries, 2011 Target Incentive Opportunity Percentages, and 2011 Equity Awards for Named Executive Officers					†

12	Computation of Ratios of Earnings to Fixed Charges					†

21	Subsidiaries of the Registrant					†

23	Consent of Independent Registered Public Accounting Firm					†

24	Power of Attorney					†

31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date

31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

101.INS	XBRL Instance Document					‡

101.SCH	XBRL Taxonomy Extension Schema Document					‡

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					‡

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					‡

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					‡