Form 10-Q
period 2011-04-30
J C PENNEY CO INC
filed 2011-06-08
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Large accelerated filer X          Accelerated filer               Non-accelerated filer               Smaller reporting company
                                                                                               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
213,209,237 shares of Common Stock of 50 cents par value, as of June 6, 2011

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended April 30, 2011

i

Part I. Financial Information

Item 1. Unaudited Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

($ in millions, except per share data)	Three Months Ended
	April 30,	May 1,
	2011	2010

Total net sales	$3,943	$3,929
Cost of goods sold	2,348	2,299
Gross margin	1,595	1,630
Operating expenses:
Selling, general and administrative (SG&A)	1,281	1,292
Pension	29	64
Depreciation and amortization	128	125
Real estate and other, net	(4)	(6)
Total operating expenses	1,434	1,475
Operating income	161	155
Net interest expense	58	59
Income before income taxes	103	96
Income tax expense	39	36
Net income	$64	$60

Earnings per share:
Basic	$0.28	$0.25
Diluted	$0.28	$0.25

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions, except per share data)	April 30,	May 1,	Jan. 29,
	2011	2010	2011
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash in banks and in transit	$246	$220	$169
Cash short-term investments	1,521	2,158	2,453
Cash and cash equivalents	1,767	2,378	2,622
Merchandise inventory	3,408	3,214	3,213
Income taxes receivable	269	357	334
Prepaid expenses and other	189	199	201
Total current assets	5,633	6,148	6,370
Property and equipment (net of accumulated
depreciation of $2,963, $2,806 and $2,854)	5,226	5,307	5,231
Prepaid pension	776	-	763
Other assets	739	626	678
Total Assets	$12,374	$12,081	$13,042

Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$1,274	$1,303	$1,133
Other accounts payable and accrued expenses	1,396	1,350	1,514
Total current liabilities	2,670	2,653	2,647
Long-term debt	3,099	2,999	3,099
Deferred taxes	1,208	833	1,192
Other liabilities	646	726	644
Total Liabilities	7,623	7,211	7,582

Stockholders' Equity
Common stock(1)	108	118	118
Additional paid-in capital	3,587	3,881	3,925
Reinvested earnings	1,819	2,036	2,222
Accumulated other comprehensive (loss)	(763)	(1,165)	(805)
Total Stockholders’ Equity	4,751	4,870	5,460

Total Liabilities and Stockholders’ Equity	$12,374	$12,081	$13,042

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 216 million, 236 million and 237 million as of April 30, 2011, May 1, 2010 and January 29, 2011, respectively.

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Unaudited)

($ in millions)	Three Months Ended
	April 30,	May 1,
	2011	2010
Cash flows from operating activities:
Net income	$64	$60
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Restructuring and other charges	10	3
Depreciation and amortization	128	125
Benefit plans expense	14	50
Stock-based compensation	20	14
Deferred taxes	(24)	(3)
Change in cash from:
Inventory	(195)	(190)
Prepaid expenses and other assets	9	23
Merchandise accounts payable	141	77
Current income taxes payable	55	17
Accrued expenses and other	(170)	(261)
Net cash provided by/(used in) operating activities	52	(85)

Cash flows from investing activities:
Capital expenditures	(117)	(116)
Proceeds from sale of assets	-	4
Net cash (used in) investing activities	(117)	(112)

Cash flows from financing activities:
Payments of long-term debt	-	(393)
Financing costs	(15)	-
Dividends paid, common	(47)	(47)
Stock repurchase program	(733)	-
Proceeds from stock options exercised	8	4
Excess tax benefits from stock-based compensation	3	1
Tax withholding payments reimbursed by restricted stock	(6)	(1)
Net cash (used in) financing activities	(790)	(436)
Net (decrease) in cash and cash equivalents	(855)	(633)
Cash and cash equivalents at beginning of year	2,622	3,011
Cash and cash equivalents at end of period	$1,767	$2,378

Supplemental cash flow information:
Income taxes (received)/paid	(1)	20
Interest paid	92	117
Interest received	1	2

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation and Consolidation

Basis of Presentation
J. C. Penney Company, Inc. is a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and J. C. Penney Company, Inc. was incorporated in Delaware in 2002, when the holding company structure was implemented. The holding company has no independent assets or operations, and no direct subsidiaries other than JCP. The holding company and its consolidated subsidiaries, including JCP, are collectively referred to in this quarterly report as “we,” “us,” “our,” “ourselves” or the “Company,” unless otherwise indicated.

J. C. Penney Company, Inc. is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee of certain of JCP’s outstanding debt securities by J. C. Penney Company, Inc. is full and unconditional.

These Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The accompanying Interim Consolidated Financial Statements are unaudited but, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (2010 Form 10-K). We follow substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2010 Form 10-K. The January 29, 2011 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2010 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “three months ended April 30, 2011” and “three months ended May 1, 2010” refer to the 13-week periods ended April 30, 2011 and May 1, 2010, respectively.

Basis of Consolidation
All significant intercompany transactions and balances have been eliminated in consolidation.  Certain reclassifications were made to prior year amounts to conform to the current period presentation. None of the reclassifications affected our net income in any period.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2 – Earnings per Share

Net income and shares used to compute basic and diluted earnings per share (EPS) are reconciled below:

(in millions, except per share data)	Three Months Ended
	April 30,	May 1,
	2011	2010
Earnings:
Net income, basic and diluted	$64	$60
Shares:
Average common shares outstanding (basic shares)	229	236
Adjustment for assumed dilution:
Stock options and restricted stock awards	3	2
Average shares assuming dilution (diluted shares)	232	238
EPS:
Basic	$0.28	$0.25
Diluted	$0.28	$0.25

For the three months ended April 30, 2011 and May 1, 2010, eight million and 10 million average potential shares of common stock, respectively, were excluded from the EPS calculation because their effect would have been anti-dilutive.

Note 3 – Credit Facility

On April 29, 2011, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into an amended and restated five-year, $1,250 million revolving credit agreement (2011 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent.  The facility is secured by our inventory, which security interest can be released upon attainment of certain credit rating levels.  The 2011 Credit Facility is available for general corporate purposes, including the issuance of letters of credit.  Pricing under the 2011 Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services.  JCP’s obligations under the 2011 Credit Facility are guaranteed by   J. C. Penney Company, Inc.

The 2011 Credit Facility requires that we maintain certain financial covenants, which include a leverage ratio, a fixed charge coverage ratio and an asset coverage ratio (each as defined in the 2011 Credit Facility).  Under the terms of the 2011 Credit Facility, non-cash charges or credits related to retirement plans are not included in the calculation of EBITDA (consolidated earnings before interest, income taxes, depreciation and amortization), which is used in the leverage ratio and fixed charge coverage ratio.

The leverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot exceed 3.0 to 1.  The fixed charge coverage ratio, which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis, cannot be less than 2.5 to 1 through October 29, 2011; and 3.0 to 1 thereafter.  The asset coverage ratio cannot be less than 3.0 to 1.

As of April 30, 2011, we were in compliance with these requirements with a leverage ratio of 2.0 to 1, a fixed charge coverage ratio of 3.8 to 1 and an asset coverage ratio of 17 to 1.  No borrowings, other than the issuance of standby and import letters of credit totaling $197 million as of the end of the first quarter of 2011, have been made under the 2011 Credit Facility.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4 – Long-Term Debt

During the first quarter of 2011, there were no scheduled debt maturities and no issuances of debt.

During the first quarter of 2010, we repaid at maturity the remaining $393 million outstanding principal amount of JCP’s 8.0% Notes due 2010.

Note 5 – Fair Value Disclosures

We determined the fair value of our real estate investment trusts (REITs) using quoted market prices.  Primarily, the market value of our investments in public REITs are accounted for as available-for-sale securities. As of April 30, 2011, May 1, 2010 and January 29, 2011, the cost basis of these investments was $80 million. Our REIT assets measured at fair value on a recurring basis were as follows:

($ in millions)	REIT Assets at Fair Value
	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 30, 2011	$289	$-	$-
May 1, 2010	225	-	-
January 29, 2011	253	-	-

Other Financial Instruments
Our financial instruments include cash and cash equivalents and long-term debt.  The carrying amount of our cash and cash equivalents approximates fair value because of the short maturity of these instruments.  The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  At April 30, 2011 and January 29, 2011, long-term debt had a carrying value and fair value of $3.1 billion.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6 – Stockholders’ Equity

The following table shows the change in the components of stockholders’ equity for the first three months of 2011:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive (Loss)/Income		Total Stockholders' Equity
January 29, 2011	237	$118	$3,925	$2,222	$(805	)(1)	$5,460
Net income	-	-	-	64	-		64
Other comprehensive income	-	-	-	-	42		42
Dividends declared, common	-	-	-	(45)	-		(45)
Common stock repurchased and retired	(21)	(10)	(355)	(422)	-		(787)
Stock-based compensation	-	-	17	-	-		17
April 30, 2011	216	$108	$3,587	$1,819	$(763	)(2)	$4,751

(1) Includes an unrealized gain in REITs of $112 million (shown net of a $62 million deferred tax liability) and actuarial (loss) and prior service (cost) for the pension and postretirement plans of $(917) million (shown net of a $585 million deferred tax asset).
(2) Includes an unrealized gain in REITs of $135 million (shown net of a deferred tax liability of $75 million) and actuarial (loss) and prior service (cost) for the pension and postretirement plans of $(898) million (shown net of a $573 million deferred tax asset).

Comprehensive Income
	Three Months Ended
($ in millions)	April 30, 2011	May 1, 2010
Net income	$64	$60
Other comprehensive income – net of tax:
Amortization of net actuarial loss and prior service cost	19	35
Unrealized gain in REITs	23	30
Total other comprehensive income	42	65
Total comprehensive income	$106	$125

Common Stock Repurchase Program
In February 2011, our Board of Directors authorized a program to repurchase up to $900 million of Company common stock using existing cash and cash equivalents.  In the first quarter of 2011, we repurchased through open market transactions approximately 21 million shares for $787 million.  Subsequent to the end of the quarter, we purchased an additional three million shares for $113 million and completed the program on May 6, 2011. As a result of this repurchase program, 24.4 million total shares were purchased for a total of $900 million at an average share price of $36.98 per share, including commission. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value was allocated between reinvested earnings and additional paid-in capital.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7 – Stock-Based Compensation

We grant stock-based compensation to employees (associates) and non-employee directors under our 2009 Long-Term Incentive Plan (2009 Plan).  As of April 30, 2011, there were approximately eight million shares of stock available for future grant under the 2009 Plan.

The following table presents total stock-based compensation costs and related income tax benefits:

($ in millions)	Three Months Ended
	April 30,	May 1,
	2011	2010
Stock awards (shares and units)	$6	$4
Stock options	7	8
Total stock-based compensation	$13	$12

Total related income tax benefits	$5	$5

Stock Options
On March 15, 2011, we made an annual grant of stock options covering approximately 2.4 million shares to associates at an option price of $36.58, with a fair value of $11.40 per option.

The following table summarizes stock options outstanding as of April 30, 2011, as well as activity during the three months then ended:

(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at January 29, 2011	15,013	$36
Granted	2,392	37
Exercised	(425)	20
Forfeited or expired	(253)	37
Outstanding at April 30, 2011	16,727	36

Exercisable at April 30, 2011	10,636	41

As of April 30, 2011, there was $48 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately one year.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock Awards
On March 15, 2011, we made a grant of approximately 822,000 restricted stock unit awards to associates, representing the annual grant under the 2009 Plan.  These awards consisted of approximately 367,000 time-based restricted stock units and approximately 455,000 performance-based stock units.  The time-based restricted stock units vest one-third on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time.  The performance-based unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2011 EPS (defined as per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee of the Board). A payment of 100% of the target award would be achieved at EPS of $2.17.  In addition to the performance requirement, this award also includes a time-based vesting requirement, which is the same as the requirement for the time-based restricted stock unit award.  Upon vesting, both the time-based restricted stock units and the performance-based restricted stock units will be paid out in shares of Company common stock.

In addition to the annual associate grant, the Company granted approximately 36,000 restricted stock units consisting of ad-hoc awards to associates and dividend equivalents on outstanding awards during the first quarter of 2011.

Stock awards vested during the first quarter of 2011 included the final one-third, or approximately 106,000, of our March 2008 annual grant of time-based restricted stock unit awards and one-third, or approximately 379,000, of our March 2010 restricted stock unit awards (time-based and performance-based), as well as the vesting of 51,000 individual restricted stock unit awards.

The following table summarizes the non-vested stock awards (shares and units) as of April 30, 2011 and activity during the three months then ended:
(awards in thousands)	Non-Vested	Weighted- Average Grant
	Stock Awards	Date Fair Value
Non-vested at January 29, 2011	2,028	$27
Granted	858	36
Vested	(536)	34
Forfeited	(30)	32
Non-vested at April 30, 2011	2,320	29

As of April 30, 2011, there was $52 million of unrecognized compensation expense related to unearned associate stock awards, which will be recognized over the remaining weighted-average vesting period of approximately one year.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8 – Retirement Benefit Plans

The components of net periodic benefit costs for our non-contributory qualified defined benefit pension plan (primary plan) and non-contributory supplemental pension plans for the three months ended April 30, 2011 and May 1, 2010 were as follows:

	Pension Plans
	Primary Plan		Supplemental		Total
($ in millions)	Three Months Ended		Three Months Ended		Three Months Ended
	April 30,	May 1,	April 30,	May 1,	April 30,	May 1,
	2011	2010	2011	2010	2011	2010
Service cost	$22	$22	$1	$1	$23	$23
Interest cost	62	62	3	4	65	66
Expected return on plan assets	(96)	(88)	-	-	(96)	(88)
Net amortization	34	59	3	4	37	63
Net periodic benefit expense	$22	$55	$7	$9	$29	$64

The components of the net periodic benefit of our contributory postretirement health and welfare plan were predominantly included in SG&A expenses on the Consolidated Statements of Operations and were as follows:

	Postretirement Health and Welfare Plan
($ in millions)	Three Months Ended
	April 30,	May 1,
	2011	2010
Service cost	$-	$-
Interest cost	-	-
Expected return on plan assets	-	-
Net amortization	(6)	(6)
Net periodic (income)	$(6)	$(6)

Defined Contribution Plans
Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain management associates. Total expense for our defined contribution plans for the first quarters of 2011 and 2010 was $16 million and $14 million, respectively, and was predominantly included in SG&A expenses on the Consolidated Statements of Operations.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9 – Real Estate and Other, Net

	Three Months Ended
($ in millions)	April 30,	May 1,
	2011	2010
Real estate activities	$(15)	$(8)
Restructuring charges	9	-
Other	2	2
Total (income)	$(4)	$(6)

Real estate and other consists of ongoing operating income from our real estate subsidiaries whose primary investments are in REITs, as well as investments in 13 joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, other non-operating charges and credits, as well as asset impairments and restructuring related charges.

Real estate and other income totaled $4 million for the first quarter of 2011 and $6 million for the first quarter of 2010.  Real estate activities for the first quarter of 2011 improved $7 million as a result of certain joint venture transactions. The first quarter of 2011 included $9 million of restructuring charges related to the previously announced streamlining of our supply chain and custom decorating operations as well as the exit from the catalog business.

Note 10 – Income Taxes

The total amount for unrecognized tax benefits as of April 30, 2011 was $145 million compared to $162 million as of January 29, 2011.  The decrease included $20 million for settlements reached with tax authorities partially offset by an increase of $3 million based on additional amounts related to prior period tax positions. As of the end of the first quarter of 2011, the uncertain tax position balance included $63 million that, if recognized, would lower the effective tax rate and would be reduced upon settlement by $22 million related to the federal tax deduction of state taxes. The remaining amounts reflect tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Due to deferred tax accounting, other than any interest or penalties incurred, the disallowance of the shorter deductibility period would not impact the effective tax rate, but would accelerate payment to the taxing authority.

Over the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $41 million ($1 million of which would impact the effective tax rate) if our tax position is sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Our accrued interest was $4 million as of April 30, 2011 and $3 million as of January 29, 2011.  We did not have any penalties accrued as of either date.

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

As of April 30, 2011, we estimated our total potential environmental liabilities to range from $35 million to $42 million and recorded our best estimate of $36 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

As of April 30, 2011, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

In addition, we had a short-term maximum exposure of $13 million relating to our guarantee program that authorized participating third parties to receive advance bank funding for merchandise production.

Note 12 – Effect of New Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRS,” which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  This guidance will be effective for interim and annual periods beginning after December 15, 2011.  We do not expect the adoption to have a material impact on our consolidated net earnings, cash flows and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

J. C. Penney Company, Inc. is a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP).  JCP was incorporated in Delaware in 1924, and J. C. Penney Company, Inc. was incorporated in Delaware in 2002, when the holding company structure was implemented. The holding company has no independent assets or operations and no direct subsidiaries other than JCP. The holding company and its consolidated subsidiaries, including JCP, are collectively referred to in this quarterly report as “we,” “us,” “our,” “ourselves” or the “Company,” unless otherwise indicated.

The holding company is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee of certain of JCP’s outstanding debt securities by the holding company is full and unconditional.

This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. It should be read in conjunction with our consolidated financial statements as of January 29, 2011, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (2010 Form 10-K).  Unless otherwise indicated, all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

First Quarter Highlights

•	Earnings per share were $0.28 compared to $0.25 in last year’s first quarter.

•	Comparable store sales increased 3.8% over last year driven by our merchandising initiatives.

•	Gross margin declined compared to the same period last year primarily as a result of the discontinuation of our catalog business.

•	Selling, general and administrative expenses (SG&A) were 32.5% of sales, an improvement of 40 basis points compared to last year’s first quarter.

•
We opened 23 Sephora inside jcpenney locations, bringing our total to 254 locations and expanded MNG by Mango®  and Call It Spring®  by the ALDO Group®  to 292 and 100 locations, respectively. We also opened two new jcpenney department stores and six new The Foundry Big & Tall Supply Co. TM stores.

•	We repurchased 21 million shares of common stock during the quarter, which benefitted EPS $0.01 per share due to lower average shares outstanding.

•	We renewed our revolving credit facility ahead of its maturity and increased capacity from $750 million to $1,250 million.

•
Our non-cash primary pension plan expense was $33 million lower than last year as a result of the positive impact on plan assets in 2010 from the market recovery and our May 2010 voluntary cash contribution of $392 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Results of Operations

For the first quarter of 2011, net income was $64 million, or $0.28 per share, compared to $60 million, or $0.25 per share in last year’s first quarter.  Our merchandising initiatives delivered 3.8% comparable store sales growth. Gross margin declined $35 million, primarily due to the elimination of the catalog Big Book and the addition of certain non-comparable free shipping promotions on jcp.com.  SG&A expenses declined $11 million, primarily as a result of lower marketing expense, resulting from the elimination of catalog books, and benefits from cost-savings initiatives. During the quarter, we repurchased 21 million shares of Company common stock, which benefitted EPS $0.01 per share from fewer average outstanding shares. Our non-cash primary pension plan expense declined $33 million compared to last year as a result of positive market returns reflected in plan assets at the 2010 year-end measurement date. Excluding the non-cash impact of our primary pension plan, adjusted net income (non-GAAP) was $0.33 per share this year compared to $0.40 per share in last year’s first quarter.

($ in millions, except EPS)	Three Months Ended
	April 30,	May 1,
	2011	2010
Total net sales	$3,943	$3,929
Percent increase from prior year	0.4%	1.2%
Comparable store sales increase(1)	3.8%	1.6%
Gross margin	1,595	1,630
Operating expenses:
SG&A(2)	1,281	1,292
Primary pension plan	22	55
Supplemental pension plans	7	9
Total pension	29	64
Depreciation and amortization	128	125
Real estate and other, net	(4)	(6)
Total operating expenses	1,434	1,475
Operating income	161	155
Adjusted operating income (non-GAAP)(3)	183	210
Net interest expense	58	59
Income before income taxes	103	96
Income tax expense	39	36
Net income	$64	$60
Adjusted net income (non-GAAP)(3)	$77	$94

Diluted EPS	$0.28	$0.25
Adjusted diluted EPS (non-GAAP)(3)	$0.33	$0.40
Ratios as a percent of sales:
Gross margin	40.5%	41.4%
SG&A(2)	32.5%	32.9%
Total operating expenses	36.4%	37.5%
Operating income	4.1%	3.9%
Adjusted operating income (non-GAAP)(3)	4.6%	5.3%

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

(2)
Beginning in 2011, pre-opening expenses, previously reported as a separate operating expense line, are included in SG&A due to the immaterial nature of such expense in recent years.  The impact to the SG&A ratio for the three months ended May 1, 2010 was an increase of 10 basis points.

(3)
See “Non-GAAP Financial Measures” on the following page for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Non-GAAP Financial Measures
We report our financial information in accordance with generally accepted accounting principles in the United States (GAAP).  However, we present certain financial measures and ratios identified as non-GAAP under the rules of the Securities and Exchange Commission (SEC) to assess our results.  We believe the presentation of these non-GAAP financial measures and ratios is useful in order to better understand our financial performance as well as to facilitate the comparison of our results to the results of our peer companies.  It is important to view non-GAAP financial measures in addition to, rather than as a substitute for, those measures and ratios prepared in accordance with GAAP.  We have provided reconciliations of the most directly comparable GAAP measures to our non-GAAP financial measures presented.

The following non-GAAP financial measures are adjusted to exclude, or adjust for, the impact of our non-cash primary pension plan expense.  Unlike other operating expenses, primary pension plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of the non-cash primary pension plan expense on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income; (2) adjusted net income; and (3) adjusted diluted EPS.

Adjusted Operating Income. The following table reconciles operating income, the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure:

	Three Months Ended
($ in millions)	April 30, 2011	May 1, 2010
Operating income (GAAP)	$161	$155
As a percent of sales	4.1%	3.9%
Add: primary pension plan expense	22	55
Adjusted operating income (non-GAAP)	$183	$210
As a percent of sales	4.6%	5.3%

Adjusted Net Income and Diluted EPS. The following table reconciles net income and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income and adjusted diluted EPS, non-GAAP financial measures:

	Three Months Ended
($ in millions, except per share data)	April 30, 2011	May 1, 2010
Net income (GAAP)	$64	$60
Diluted EPS (GAAP)	$0.28	$0.25
Add: primary pension plan expense, net of income tax of $9 and $21	13	34
Adjusted net income (non-GAAP)	$77	$94
Adjusted diluted EPS (non-GAAP)	$0.33	$0.40

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Total Net Sales
($ in millions)	Three Months Ended
	April 30,	May 1,
	2011	2010
Total net sales	$3,943	$3,929
Sales percent increase:
Total net sales	0.4%	1.2%
Comparable store sales	3.8%	1.6%

Total net sales increased $14 million in the first quarter of 2011 compared to the first quarter of 2010.  The following table provides the components of the net sales increase:

Three Months Ended
($ in millions)	April 30, 2011
Comparable store sales increase	$142
Sales of new stores, net	7
Sales decline through catalog print media and outlet stores	(135)
Total net sales increase	$14

In the first quarter of 2011, comparable store sales increased 3.8% driven by customer response to our merchandising initiatives. Comparable store sales in last year’s first quarter increased 1.6%. Internet sales, through jcp.com, which are included in comparable store sales, increased 6.6%, to $376 million. The modest increase for sales of new stores, net reflects the opening of two new stores in the first quarter of this year, net of three stores closed subsequent to last year’s first quarter. Catalog print media and outlet store sales declined as expected in the quarter reflecting our exit from the catalog business. Total net sales increased 0.4% to $3,943 million compared with $3,929 million in last year’s first quarter.

Traffic in mall and off-mall stores increased in the first quarter compared to first quarter last year. Both the number of store transactions and the number of units sold increased in the quarter, while the number of units per transaction declined. Our average unit retail for the first quarter of 2011 declined slightly driven by lower average unit retail on a higher number of clearance units.  Private brands, including exclusive brands found only at jcpenney, comprised approximately 56% of total merchandise sales for the first quarter of 2011, compared to 54% in last year’s first quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

The increase in sales for the quarter reflected positive customer response to merchandise initiatives relating to our exclusive and private brands such as Liz Claiborne®, Worthington® and St. John’s Bay® as well as ongoing growth of our Sephora inside jcpenney, MNG by Mango and Call It Spring by the ALDO Group shop within a shop concepts and the successful introduction of our Modern Bride® assortment of bridal jewelry.  Our best performing divisions were women’s apparel and accessories and children’s apparel.  The home division experienced the weakest performance for the first quarter.       Geographically, the best performance was in the southwest region of the country, and the weakest was in the northwest region.

Merchandise Initiatives
In the first quarter of 2011, we focused on the following merchandise initiatives:

•
We opened 23 Sephora inside jcpenney locations, bringing our total to 254 locations compared to 193 locations at the end of the first quarter 2010.  We plan to open an additional 54 Sephora inside jcpenney locations during the remainder of 2011.

•	We expanded MNG by Mango to 292 locations and Call It Spring by the ALDO Group to 100 locations as of the end of the first quarter.

•
In February, we launched the Modern Bride concept in our fine jewelry department, in time for Valentine’s Day, offering an expanded assortment of bridal jewelry including engagement rings and wedding bands.

•
In April, as part of our new Growth Brands Division, we launched The Foundry Big & Tall Supply Co. catering to the men’s big and tall customer with the opening of six new specialty stores and an ecommerce website.  We opened four additional The Foundry Big & Tall Supply Co. stores in May 2011.

•
As part of our investment in the digital platform, we rolled out our findmore® smart fixtures to over 120 select stores.  In conjunction with the launch of Modern Bride, we also rolled out the findmore experience using the iPad to 50 fine jewelry departments.

•	We opened two new jcpenney department stores bringing our total to 1,108 at the end of the first quarter.

Store Growth
The following table compares the number of stores and gross selling space for the first quarter of 2011 and 2010.

	Three Months Ended
	April 30,	May 1,
	2011	2010
jcpenney department stores
Beginning of period	1,106	1,108
Stores opened	2	2
Closed stores	-	(1)
End of period(1)	1,108	1,109

The Foundry Big & Tall Supply Co. (2)	6	-

(1) Gross selling space was 112 million square feet as of the end of each period.
(2) Gross selling space was 30 thousand square feet as of the end of the first quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Gross Margin
Gross margin for the first quarter decreased $35 million to $1,595 million as compared to $1,630 million in last year’s first quarter. The decline was due to the elimination of catalog, in particular the Big Book, which was still active in the first quarter of 2010.  Gross margins were further negatively impacted by certain non-comparable free shipping promotions for jcp.com.  As a percent of sales, the gross margin rate decreased 90 basis points to 40.5% compared to 41.4% for the comparable prior year period.

SG&A Expenses
SG&A expenses for the quarter decreased $11 million to $1,281 million compared to $1,292 million in last year’s first quarter.  The reduction was mainly driven by lower marketing expenses due to the elimination of catalog print media as well as lower home office expenses realized from cost saving initiatives. SG&A expense reductions were partially offset by continued investment in our growth initiatives, such as Sephora inside jcpenney and the rollout of MNG by Mango and Call it Spring, and the initial setup and launch of new businesses under our recently created Growth Brands Division, including The Foundry Big & Tall Supply Co. and our new digital ventures, CLADTM and Gifting GraceTM, which are expected to launch in the third quarter of this year.  As a percent of sales, SG&A expenses decreased 40 basis points to 32.5% compared to 32.9% in the first quarter of 2010.

Pension Expense
($ in millions)	Three Months Ended
	April 30,	May 1,
	2011	2010
Primary pension plan	$22	$55
Supplemental pension plans	7	9
Total pension expense	$29	$64

Total pension expense consists of non-cash primary pension plan expense and supplemental pension plans expense.  The primary pension plan expense for the period decreased $33 million, to $22 million, compared with $55 million for first quarter of 2010. The decrease was primarily a result of higher returns on our pension plan assets as of the 2010 year-end measurement date due to positive market returns, and combined with our May 2010 voluntary cash contribution of $392 million. For the first quarter of 2011, the supplemental pension plan expense of $7 million decreased $2 million compared to the first quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Depreciation and Amortization Expenses
As expected with our investments in store renewals and updates, depreciation and amortization expenses in the first quarter of 2011 increased $3 million to $128 million from $125 million last year.

Real Estate and Other, Net

($ in millions)	Three Months Ended
	April 30,	May 1,
	2011	2010
Real estate activities	$(15)	$(8)
Restructuring charges	9	-
Other	2	2
Total income	$4	$6

Real estate and other income totaled $4 million for the first quarter of 2011 and $6 million for the first quarter of 2010.  Real estate activities for the first quarter of 2011 improved $7 million as a result of certain joint venture transactions. The first quarter of 2011 included $9 million of restructuring charges related to the previously announced streamlining of our supply chain and custom decorating operations as well as the exit from the catalog business.

Real estate and other consists of ongoing operating income from our real estate subsidiaries whose primary investments are in REITs, as well as investments in 13 joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, other non-operating charges and credits, as well as asset impairments and restructuring related charges.

Operating Income
For the first quarter of 2011, operating income increased 20 basis points as a percent of sales to 4.1%, or $161 million, compared to 3.9% or $155 million in the first quarter of last year.  Excluding the impact of non-cash primary pension plan expense, adjusted operating income (non-GAAP) decreased 70 basis points as a percent of sales to 4.6% in the first quarter of 2011 versus 5.3% in the same 2010 period.

Net Interest Expense
Net interest expense for the first quarter of 2011 was $58 million compared to $59 million in the first quarter of 2010.  The decline was mainly due to lower average debt levels and interest rates in 2011 compared to 2010.

Income Taxes
The effective income tax rate was 37.9% and 37.5% for the first quarters of 2011 and 2010, respectively.  In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Liquidity and Capital Resources

Overview
As of the end of the first quarter of 2011, our cash and cash equivalents balance was $1.8 billion, which reflects $733 million of cash used during the quarter for the Company’s stock repurchase program.  The program was completed in early May 2011 for a total of 24.4 million shares and $900 million.  Additionally, during the quarter, we entered into an amended and restated revolving credit facility, which increased our borrowing capacity by $500 million to $1,250 million.

Financial Condition and Liquidity Position
The foundation of our strong liquidity position is our cash and cash equivalents balance and our $1,250 million revolving credit facility entered into in April 2011.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Three Months Ended
($ in millions)	April 30,	May 1,
	2011	2010

Cash and cash equivalents	$1,767	$2,378
Merchandise inventory	3,408	3,214
Property and equipment, net	5,226	5,307

Long-term debt	3,099	2,999
Stockholders’ equity	4,751	4,870
Total capital	7,850	7,869
Additional amounts available under our credit agreement	1,250	750
Cash flow from operating activities	52	(85)
Free cash flow (non-GAAP)(1)	(112)	(244)
Capital expenditures	117	116
Dividends paid	47	47
Ratios:
Debt-to-total capital(2)	39.5%	38.1%
Cash-to-debt(3)	57.0%	79.3%

(1)
See “Free Cash Flow” on the following page for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(2)	Long-term debt divided by total capitalization.
(3)	Cash and cash equivalents divided by long-term debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Cash and Cash Equivalents
We ended the first quarter of 2011 with approximately $1.8 billion in cash and cash equivalents, which represented 57% of our $3.1 billion of outstanding long-term debt.  During the first quarter of 2011, there were no scheduled debt maturities and no issuances of debt.  In the first quarter of 2010, we used $393 million of cash for the scheduled payment of debt at maturity.

Free Cash Flow (Non-GAAP)
We define free cash flow as net cash provided by operating activities less capital expenditures and dividends paid, plus proceeds from the sale of assets.  Free cash flow is considered a non-GAAP financial measure under the rules of the Securities and Exchange Commission.  We use free cash flow to assess our financial condition and operations. We believe that free cash flow is a relevant indicator of our ability to repay maturing debt, revise our dividend policy or fund other uses of capital that will enhance stockholder value.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities and other obligations or payments made for business acquisitions.  Therefore, we believe it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

($ in millions)	Three Months Ended
	April 30,	May 1,
	2011	2010
Net cash provided by/(used in) operating activities (GAAP)	$52	$(85)
Less:
Capital expenditures	(117)	(116)
Dividends paid, common	(47)	(47)
Plus:
Proceeds from sale of assets	-	4
Free cash flow (non-GAAP)	$(112)	$(244)

Free cash flow for the first quarter of 2011 increased $132 million to $(112) million compared to $(244) million in the same period last year.  The increase was mainly attributed to a lower payout of incentive compensation compared to last year combined with higher merchandise accounts payable.

Operating Activities
Our operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of our sales, profits and operating cash flows are realized.

Cash flow from operating activities for the first quarter increased $137 million to $52 million compared to $(85) million last year primarily due to a lower payment of incentive compensation compared to last year as well as the increase in merchandise accounts payable.

Merchandise inventory increased $194 million to $3,408 million at the end of the 2011 first quarter compared to first quarter last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Investing Activities
($ in millions)	Three Months Ended
	April 30,	May 1,
	2011	2010
Net cash (used in)/provided by investing activities:
Capital expenditures	$(117)	$(116)
Proceeds from sale of assets	-	4
Investing activities	$(117)	$(112)

Capital expenditures were $117 million for the first quarter of 2011, essentially flat compared to the first quarter of 2010. Capital spending was principally for renewals and modernizations that included new Sephora inside jcpenney locations and new stores.  During the first quarter of 2011, we opened 23 Sephora inside jcpenney locations, bringing the total to 254 locations, and two new department stores.  Our plans call for opening an additional 54 Sephora inside jcpenney locations in 2011.  Consistent with the first quarter, capital expenditures for the remainder of 2011 are expected to be funded with cash flow from operations and existing cash and cash equivalent balances.  We continue to anticipate full year 2011 capital expenditures to be approximately $650 million.

During the first quarter of 2010, we opened 38 Sephora inside jcpenney locations and two new stores.

Financing Activities
($ in millions)	Three Months Ended
	April 30,	May 1,
	2011	2010
Net cash (used in):
Financing activities	$(790)	$(436)

In February 2011, our Board of Directors authorized a program to repurchase up to $900 million shares of Company common stock using existing cash and cash equivalents.  In the first quarter of 2011, through open market transactions, we repurchased approximately 21 million shares at a cost of $787 million, of which, based on standard settlement terms, $54 million was paid early in the second quarter. Accordingly, $733 million of cash was used during the first quarter for the repurchase program. This program was completed in early May 2011 with 24.4 million shares repurchased.

On March 1, 2010, we repaid at maturity $393 million principal amount of 8.0% Notes due 2010.

As authorized by the Board, we paid quarterly dividends during the first quarter of 2011 and 2010 as follows:

	2011		2010
	Per Share	Total (in millions)	Per Share	Total (in millions)
February 1	$0.20	$47	$0.20	$47

During the first quarter of 2011, we paid $15 million of fees related to the renewal of our credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Long-Range Plan Update
We are positioned to deliver on our Long Range Plan by 2014, with initiatives focused on sales productivity improvement and operational effectiveness.  We expect to drive top-line sales growth in department stores and jcp.com through our merchandise initiatives, including Liz Claiborne, Sephora inside jcpenney, MNG by Mango and Call it Spring. Our new Growth Brands Division will also contribute to sales growth.  We plan to improve operational effectiveness through cost reduction initiatives in our stores, home office and supply chain. Initiatives include the elimination of the catalog business and streamlining of the custom decorating business and the most recently announced restructuring of supply chain operations. These initiatives should allow us to achieve our targeted EPS even with fewer new store openings than originally expected in the latter years of our Long Range Plan given the challenging commercial real estate markets and other economic factors.

Cash Flow Outlook
For the remainder of 2011, we believe that our cash flow generated from operations, combined with our existing cash and cash equivalents will be adequate to fund capital expenditures, working capital and dividend payments.  In the second quarter, we completed the stock repurchase program and purchased and retired an additional three million shares at a cost of $113 million.  In addition, $54 million was paid to settle first quarter trades.  We believe that our financial position continues to provide the financial flexibility to support our Long Range Plan initiatives.

Our cash flows may be impacted by many factors, including the effects of the economic environment and consumer confidence and competitive conditions in the retail industry.  Based on the nature of our business, we consider these factors to be normal business risks.

2011 Credit Facility
On April 29, 2011, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into an amended and restated five-year, $1,250 million revolving credit agreement (2011 Credit Facility) with a syndicate of lenders with JPMorgan Chase Bank, N.A., as administrative agent.  The credit facility, which matures in April 2016, may be used for general corporate purposes and the issuance of letters of credit.

The 2011 Credit Facility is secured by our merchandise inventory, which security interest can be released upon attainment of certain credit rating levels.  Pricing under the 2011 Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. JCP’s obligations under the 2011 Credit Facility are guaranteed by J. C. Penney Company, Inc. As of April 30, 2011, we were in compliance with our required financial covenants.  As of such date, our leverage ratio was 2.0 to 1, our fixed charge coverage ratio was 3.8 to 1 and our asset coverage ratio was 17 to 1.

Credit Ratings
As of the filing date of this document, our credit ratings were as follows:

	Long-Term Debt	Outlook
Moody’s Investors Service, Inc.	Ba1	Stable
Standard & Poor’s Ratings Services	BB+	Stable
Fitch Ratings	BBB-	Stable

Rating agencies consider, among other things, changes in operating performance, comparable store sales, the economic environment, conditions in the retail industry, financial leverage and changes in our business strategy in their rating decisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2010 Form 10-K.  Consistent with planned sales, purchase order obligations at the end of the 2011 first quarter were approximately 10% higher than at the end of the first quarter of 2010.

Common Stock
As of the end of the first quarter of 2011, the number of outstanding shares of common stock was 216 million compared to 236 million as of May 1, 2010 and 237 million as of January 29, 2011. The decrease in 2011 was due to our stock repurchase program that resulted in the purchase and retirement of 21 million shares of common stock during the quarter.

Inflation
Inflation did not significantly impact our results of operations during the quarter.  While the retail industry expects inflationary cost increases in 2011, particularly in the latter part of the year, we have programs in place to partially mitigate the effects of inflation that include adjusting our product mix, leveraging our sourcing capabilities, and where appropriate, based on price elasticity studies, increasing prices. Our direct sourcing operation enables us to leverage our more than 50 years of relationships with major overseas suppliers, which allows us to source merchandise more cost effectively than some of our competitors.

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

There were no changes to our critical accounting policies during the first quarter of 2011.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2010 Form 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 12 to the unaudited Interim Consolidated Financial Statements.

Pre-Approval of Auditor Services

During the first quarter of 2011, the Audit Committee of the Board approved estimated fees for the remainder of 2011 related to the performance of both audit, including Sarbanes-Oxley Section 404 attestation work, as well as permitted non-audit services by our external auditors, KPMG LLP.

Seasonality

The results of operations and cash flows for the three months ended April 30, 2011 are not necessarily indicative of the results for the entire year.  Our annual earnings depend to a great extent on the results of operations for the last quarter of our fiscal year when a significant portion of our sales and profits are recorded.

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

Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, trade restrictions, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, and a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information.   Furthermore, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results.

For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, in our 2010 Form 10-K and subsequent filings. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at April 30, 2011 are similar to those disclosed in the 2010 Form 10-K.

Item 4. Controls and Procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the first quarter ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarter ended April 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

January 30, 2011 through
March 5, 2011	1,026,916	$ 34.05	1,026,916	$ 865

March 6, 2011 through
April 2, 2011	11,442,562	$ 36.27	11,442,562	$ 450

April 3, 2011 through
April 30, 2011	8,932,318	$ 37.73	8,932,318	$ 113

Total	21,401,796		21,401,796

(1)	In February 2011, the Board of Directors approved a common stock repurchase program of up to $900 million. This program, which did not have an expiration date, was completed on May 6, 2011.

Part II. Other Information–(Continued)
Item 6. Exhibits.

Exhibit Index
		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011					†
3.2	J. C. Penney Company, Inc. Bylaws, as amended to May 20, 2011					†
10.1	Stockholders Agreement, dated February 24, 2011, between the Company and Pershing Square Capital Management, L.P	8-K		10.1	2/25/2011
10.2	Stockholders Agreement, dated February 24, 2011, between the Company and Vornado Realty Trust	8-K		10.2	2/25/2011
10.3	Amended and Restated Credit Agreement dated as of April 29, 2011 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association, as LC Agent	8-K		10.3	5/5/2011
10.4	Guarantee and Collateral Agreement dated as of April 29, 2011 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K		10.4	5/5/2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) or Furnished (‡) Herewith (as indicated)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
101.INS	XBRL Instance Document	‡
101.SCH	XBRL Taxonomy Extension Schema Document	‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	‡

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By /s/ Dennis P. Miller
Dennis P. Miller
Senior Vice President and Controller
(Principal Accounting Officer)

Date: June 8, 2011