Form 10-Q
period 2011-07-30
J C PENNEY CO INC
filed 2011-09-07
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

or

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
213,315,702 shares of Common Stock of 50 cents par value, as of September 1, 2011

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended July 30, 2011

i

Part I. Financial Information

Item 1. Unaudited Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

($ in millions, except per share data)	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Total net sales	$3,906	$3,938	$7,849	$7,867
Cost of goods sold	2,409	2,386	4,757	4,685
Gross margin	1,497	1,552	3,092	3,182
Operating expenses:
Selling, general and administrative (SG&A)	1,243	1,275	2,524	2,567
Pension	28	63	57	127
Depreciation and amortization	128	126	256	251
Real estate and other, net	17	(7)	13	(13)
Total operating expenses	1,416	1,457	2,850	2,932
Operating income	81	95	242	250
Net interest expense	57	57	115	116
Bond premiums and unamortized costs	-	20	-	20
Income before income taxes	24	18	127	114
Income tax expense	10	4	49	40
Net income	$14	$14	$78	$74

Earnings per share:
Basic	$0.07	$0.06	$0.35	$0.31
Diluted	$0.07	$0.06	$0.35	$0.31

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions)	July 30,	July 31,	Jan. 29,
	2011	2010	2011
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash in banks and in transit	$244	$226	$169
Cash short-term investments	1,307	1,777	2,453
Cash and cash equivalents	1,551	2,003	2,622
Merchandise inventory	3,572	3,490	3,213
Income taxes receivable	334	499	334
Prepaid expenses and other	194	205	201
Total current assets	5,651	6,197	6,370
Property and equipment (net of accumulated
depreciation of $2,930, $2,800 and $2,854)	5,237	5,298	5,231
Prepaid pension	788	387	763
Other assets	753	627	678
Total Assets	$12,429	$12,509	$13,042

Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$1,386	$1,410	$1,133
Other accounts payable and accrued expenses	1,381	1,422	1,514
Total current liabilities	2,767	2,832	2,647
Long-term debt	3,099	3,099	3,099
Deferred taxes	1,216	982	1,192
Other liabilities	644	710	644
Total Liabilities	7,726	7,623	7,582

Stockholders' Equity
Common stock(1)	107	118	118
Additional paid-in capital	3,605	3,896	3,925
Reinvested earnings	1,728	2,002	2,222
Accumulated other comprehensive (loss)	(737)	(1,130)	(805)
Total Stockholders’ Equity	4,703	4,886	5,460

Total Liabilities and Stockholders’ Equity	$12,429	$12,509	$13,042

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 213 million, 236 million and 237 million as of July 30, 2011, July 31, 2010 and January 29, 2011, respectively.

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Unaudited)

($ in millions)	Six Months Ended
	July 30,	July 31,
	2011	2010
Cash flows from operating activities:
Net income	$78	$74
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Restructuring and other charges	24	4
Depreciation and amortization	256	251
Benefit plans expense	28	97
Voluntary pension contribution	-	(392)
Stock-based compensation	26	26
Excess tax benefits from stock-based compensation	(4)	(1)
Deferred taxes	(36)	117
Change in cash from:
Inventory	(359)	(466)
Prepaid expenses and other assets	3	21
Merchandise accounts payable	253	184
Current income taxes payable	5	(127)
Accrued expenses and other	(102)	(167)
Net cash provided by/(used in) operating activities	172	(379)

Cash flows from investing activities:
Capital expenditures	(295)	(229)
Proceeds from sale of assets	-	4
Net cash (used in) investing activities	(295)	(225)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	392
Payments of long-term debt	-	(693)
Financing costs	(15)	(14)
Dividends paid, common	(92)	(94)
Proceeds from issuance of stock warrant	50	-
Stock repurchase program	(900)	-
Proceeds from stock options exercised	11	5
Excess tax benefits from stock-based compensation	4	1
Tax withholding payments reimbursed by restricted stock	(6)	(1)
Net cash (used in) financing activities	(948)	(404)
Net (decrease) in cash and cash equivalents	(1,071)	(1,008)
Cash and cash equivalents at beginning of year	2,622	3,011
Cash and cash equivalents at end of period	$1,551	$2,003

Supplemental cash flow information:
Income taxes paid	$81	$50
Interest paid	113	144
Interest received	1	3

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

Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “three months ended July 30, 2011” and “three months ended July 31, 2010” refer to the 13-week periods ended July 30, 2011 and July 31, 2010, respectively. “Six months ended July 30, 2011,” or “2011 first half,” and “six months ended July 31, 2010,” or “2010 first half,” refer to the 26-week periods ended July 30, 2011 and July 31, 2010, respectively.

Basis of Consolidation
All significant intercompany transactions and balances have been eliminated in consolidation.  Certain reclassifications were made to prior year amounts to conform to the current period presentation. None of the reclassifications affected our net income in any period.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2 – Earnings per Share

Net income and shares used to compute basic and diluted earnings per share (EPS) are reconciled below:

(in millions, except per share data)	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Earnings:
Net income	$14	$14	$78	$74
Shares:
Average common shares outstanding (basic shares)	213	236	221	236
Adjustment for assumed dilution:
Stock options, restricted stock awards and stock warrant	3	2	3	2
Average shares assuming dilution (diluted shares)	216	238	224	238
EPS:
Basic	$0.07	$0.06	$0.35	$0.31
Diluted	$0.07	$0.06	$0.35	$0.31

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would have been anti-dilutive:

(Shares in millions)	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Stock options and restricted awards	9	12	8	11

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

As of July 30, 2011, we were in compliance with these requirements with a leverage ratio of 2.1 to 1, a fixed charge coverage ratio of 3.7 to 1 and an asset coverage ratio of 18 to 1.

No borrowings, other than the issuance of standby and import letters of credit totaling $196 million as of the end of the first half of 2011, have been made under the 2011 Credit Facility.

Note 4 – Long-Term Debt

During the first half of 2011, there were no scheduled debt maturities or issuances of debt.

During the first half of 2010, we had the following debt issuance and debt reductions:

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

On March 1, 2010 we repaid at maturity $393 million outstanding principal amount of JCP’s 8.0% Notes due 2010.

Note 5 – Fair Value Disclosures

REIT Assets Measured on a Recurring Basis
We determined the fair value of our real estate investment trusts (REITs) using quoted market prices.  Primarily, the market value of our investments in public REITs are accounted for as available-for-sale securities. As of July 30, 2011, July 31, 2010 and January 29, 2011, the cost basis of these investments was $80 million. Our REIT assets measured at fair value on a recurring basis were as follows:

($ in millions)	REIT Assets at Fair Value
	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 30, 2011	$300	$-	$-
July 31, 2010	224	-	-
January 29, 2011	253	-	-

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Other Financial Instruments
Our financial instruments include cash and cash equivalents and long-term debt.  The carrying amount of our cash and cash equivalents approximates fair value because of the short maturity of these instruments.  The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  At July 30, 2011 and January 29, 2011, long-term debt had a carrying value and fair value of $3.1 billion.

Note 6 – Stockholders’ Equity

The following table shows the change in the components of stockholders’ equity for the first six months of 2011:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive (Loss)/Income		Total Stockholders’ Equity
January 29, 2011	237	$118	$3,925	$2,222	$(805	)(1)	$5,460
Net income	-	-	-	78	-		78
Other comprehensive income	-	-	-	-	68		68
Dividends declared, common	-	-	-	(88)	-		(88)
Stock warrant issued	-	-	50	-	-		50
Common stock repurchased and retired	(24)	(12)	(404)	(484)	-		(900)
Stock-based compensation	-	1	34	-	-		35
July 30, 2011	213	$107	$3,605	$1,728	$(737	)(2)	$4,703

(1) Includes an unrealized gain in REITs of $112 million (shown net of a $62 million deferred tax liability) and actuarial (loss) and prior service (cost) for the pension and postretirement plans of $(917) million (shown net of a $585 million deferred tax asset).
(2) Includes an unrealized gain in REITs of $142 million (shown net of a deferred tax liability of $79 million) and actuarial (loss) and prior service (cost) for the pension and postretirement plans of $(879) million (shown net of a $561 million deferred tax asset).

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Comprehensive Income

	Three Months Ended		Six Months Ended
($ in millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net income	$14	$14	$78	$74
Other comprehensive income – net of tax:
Amortization of net actuarial loss and prior service cost	19	35	38	70
Unrealized gain in REITs	7	-	30	30
Total other comprehensive income	26	35	68	100
Total comprehensive income	$40	$49	$146	$174

Stock Warrant
On June 13, 2011, we entered into a warrant purchase agreement with Ronald B. Johnson, pursuant to which he purchased a warrant to acquire approximately 7.3 million shares of J. C. Penney Company, Inc. common stock for a purchase price of approximately $50 million at a fair value of $6.89 per share.  The warrant has an exercise price of $29.92 per share, subject to customary adjustments resulting from a stock split, reverse stock split, or other extraordinary distribution with respect to J. C. Penney Company, Inc. common stock.  The warrant has a term of seven and one-half years and is exercisable after the sixth anniversary, or June 13, 2017, provided that the warrant is immediately exercisable upon a change in control of J. C. Penney Company, Inc. or, if applicable, upon the termination of Mr. Johnson’s employment with us.  The warrant is also subject to transfer restrictions. The proceeds from the sale of the warrant have been recorded as additional paid-in capital and the dilutive effect of the warrant has been included in the EPS calculation from the date of issuance.

Common Stock Repurchase Program
In February 2011, our Board of Directors authorized a program to repurchase up to $900 million of Company common stock using existing cash and cash equivalents.  In the first quarter of 2011, we repurchased through open market transactions approximately 21 million shares for $787 million.  In the second quarter, we purchased an additional three million shares for $113 million and completed the program on May 6, 2011. As a result of this repurchase program, approximately 24 million total shares were purchased for a total of $900 million at an average share price of $36.98, including commission. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value was allocated between reinvested earnings and additional paid-in capital.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7 – Stock-Based Compensation

We grant stock-based compensation to employees (associates) and non-employee directors under our 2009 Long-Term Incentive Plan (2009 Plan).  As of July 30, 2011, there were approximately eight million shares of stock available for future grant under the 2009 Plan.

The following table presents total stock-based compensation costs and related income tax benefits:

Stock-Based Compensation Costs
($ in millions)	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Stock awards	$6	$8	$12	$12
Stock options	7	6	14	14
Total stock-based compensation cost	$13	$14	$26	$26

Total related income tax benefit recognized in the
Consolidated Statements of Operations	$5	$5	$10	$10

Stock Options
On March 15, 2011, we made an annual grant of stock options covering approximately 2.4 million shares to associates at an option price of $36.58, with a fair value of $11.40 per option.

The following table summarizes stock options outstanding as of July 30, 2011, as well as activity during the six months then ended:

(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at January 29, 2011	15,013	$36
Granted	2,410	37
Exercised	(563)	20
Forfeited or expired	(386)	37
Outstanding at July 30, 2011	16,474	37

Exercisable at July 30, 2011	10,871	41

As of July 30, 2011, there was $40 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately one year.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock Awards
On March 15, 2011, we made a grant of approximately 822,000 restricted stock unit awards to associates, representing the annual grant.  These awards consisted of approximately 367,000 time-based restricted stock units and approximately 455,000 performance-based restricted stock units.  The time-based restricted stock units vest one-third on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time.  The performance-based unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2011 EPS (defined as per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee of the Board). A payment of 100% of the target award would be achieved at EPS of $2.17.  In addition to the performance requirement, this award also includes a time-based vesting requirement, which is the same as the requirement for the time-based restricted stock unit award.  Upon vesting, both the time-based restricted stock units and the performance-based restricted stock units will be paid out in shares of Company common stock.

On May 25, 2011, we granted approximately 38,000 restricted stock units to non-employee Board members.  Restricted stock unit grants during the first half of 2011 also included 53,000 restricted stock units, consisting of ad-hoc awards to associates and dividend equivalents on outstanding awards.

Stock awards that vested during the first half of 2011 included the final one-third, or approximately 107,000, of our March 2008 annual grant of time-based restricted stock unit awards and one-third, or approximately 379,000, of our March 2010 restricted stock unit awards (time-based and performance-based), as well as the vesting of approximately 99,000 individual restricted stock unit awards.

The following table summarizes the non-vested stock awards as of July 30, 2011 and activity during the six months then ended:

(awards in thousands)	Non-Vested Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at January 29, 2011	2,028	$27
Granted	913	36
Vested	(585)	34
Forfeited	(57)	32
Outstanding at July 30, 2011	2,299	30

As of July 30, 2011, there was $44 million of unrecognized compensation expense related to unearned associate stock awards, which will be recognized over the remaining weighted-average vesting period of approximately one year.

On June 14, 2011, we announced that Ronald B. Johnson had been elected our next Chief Executive Officer.  Upon commencement of his employment, Mr. Johnson will be granted approximately 1.7 million restricted stock units, which will vest on January 27, 2012, so long as he remains continuously employed by us through such date, provided, however, that the restricted stock units will immediately vest if his employment with us terminates as a result of his death or disability, if he terminates his employment with us for good reason or if we terminate his employment other than for cause.  The restricted stock units will be valued based on the price of our common stock on his start date and the associated stock-based compensation will be recognized over the expected service period to the vesting date.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8 – Retirement Benefit Plans

The components of net periodic benefit costs for our non-contributory qualified defined benefit pension plan (primary plan) and non-contributory supplemental pension plans for the three and six months ended July 30, 2011 and July 31, 2010 were as follows:

Pension Plans Net Periodic Benefit Expense

	Pension Plans
	Primary Plan		Supplemental		Total
($ in millions)	Three Months Ended		Three Months Ended		Three Months Ended
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010	2011	2010
Service cost	$22	$22	$-	$-	$22	$22
Interest cost	62	62	3	3	65	65
Expected return on plan assets	(97)	(88)	-	-	(97)	(88)
Net amortization	34	59	4	5	38	64
Net periodic benefit expense	$21	$55	$7	$8	$28	$63

	Pension Plans
	Primary Plan		Supplemental		Total
($ in millions)	Six Months Ended		Six Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010	2011	2010
Service cost	$44	$44	$1	$1	$45	$45
Interest cost	124	124	6	7	130	131
Expected return on plan assets	(193)	(176)	-	-	(193)	(176)
Net amortization	68	118	7	9	75	127
Net periodic benefit expense	$43	$110	$14	$17	$57	$127

Postretirement Health and Welfare Plan Net Periodic (Income)

	Postretirement Health and Welfare Plan
($ in millions)	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Service cost	$-	$-	$-	$-
Interest cost	-	-	-	-
Expected return on plan assets	-	-	-	-
Net amortization	(7)	(6)	(13)	(12)
Net periodic (income)	$(7)	$(6)	$(13)	$(12)

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Defined Contribution Plans
Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (a 401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain management associates. Total expense for our defined contribution plans for the second quarters of 2011 and 2010 was $16 million and $12 million, respectively, and is predominantly included in SG&A expense on the Consolidated Statements of Operations. Total expense for the first halves of 2011 and 2010 was $32 million and $26 million, respectively.

Employer Contributions
Our policy with respect to funding the primary plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Based on the funded status of our primary plan, we were not required to make a mandatory cash contribution to the primary plan under ERISA rules in 2010 or 2011.

Note 9 – Real Estate and Other, Net

($ in millions)	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Real estate activities	$(7)	$(8)	$(22)	$(16)
Restructuring charges	23	-	32	-
Other	1	1	3	3
Total expense/(income)	$17	$(7)	$13	$(13)

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

Real estate and other, net for the second quarter of 2011 was a charge of $17 million versus income of $7 million for the second quarter of 2010.  The current period loss included $23 million of restructuring charges related to previously announced activities to streamline our supply chain and custom decorating operations, exit the catalog business, reduce home office expenses, as well as close five underperforming stores.  Real estate and other for the first half of 2011 was a loss of $13 million versus income of $13 million for the same period last year.  The year-over-year change was primarily the result of $32 million of restructuring charges in 2011, somewhat offset by income from certain joint venture transactions in the first quarter of 2011.

We announced a voluntary early retirement program (VERP) in August 2011. The approximately 8,400 eligible associates will have between September 1 and October 15, 2011 to elect to participate.  The one-time cost for the enhanced retirement benefits will be determined and recognized following the close of the election period in the third quarter of 2011.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10 – Income Taxes

The total amount of unrecognized tax benefits as of July 30, 2011 was $146 million compared to $162 million as of January 29, 2011.  The decrease included $20 million for settlements reached with tax authorities, partially offset by an increase of $4 million based on additional amounts related to prior period tax positions. As of the end of the first half of 2011, the uncertain tax position balance included $64 million that, if recognized, would lower the effective tax rate and would be reduced upon settlement by $22 million related to the federal tax deduction of state taxes. The remaining amounts reflect tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Due to deferred tax accounting, other than any interest or penalties incurred, the disallowance of the shorter deductibility period would not impact the effective tax rate, but would accelerate payment to the taxing authority.

Over the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $41 million ($1 million of which would impact the effective tax rate) if our tax position is sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Our accrued interest was $4 million as of July 30, 2011 and $3 million as of January 29, 2011.  We did not have any penalties accrued as of either date.

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

As of July 30, 2011, we estimated our total potential environmental liabilities to range from $29 million to $35 million and recorded our best estimate of $29 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

As of July 30, 2011, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12 – Effect of New Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220),” which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in existing guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The update does not change the items that must be reported in OCI and its amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. As this update only relates to financial statement presentation, we do not expect the adoption to have a material effect on our results of operations, cash flows or financial position.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRS,” which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  This guidance will be effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption to have a material impact on our consolidated net earnings, cash flows and financial position.

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

This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements.  It should be read in conjunction with our consolidated financial statements as of January 29, 2011, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the year ended January 29, 2011 (2010 Form 10-K).  Unless otherwise indicated, all references to earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Second Quarter Highlights
•
Net income of $14 million, or $0.07 per share, for the quarter was flat with last year’s second quarter results of $14 million, or $0.06 per share.  Earnings per share for the second quarter of this year included restructuring charges of approximately $0.07 per share.

•	Comparable store sales increased 1.5% for the quarter driven by our merchandise initiatives and sales of private and exclusive branded merchandise.
•
Gross margin declined 110 basis points to 38.3% of sales compared to peak margins achieved in last year’s second quarter primarily as a result of higher markdowns due to increased promotional activity.

•	Selling, general and administrative expenses (SG&A) were 31.8% of sales, an improvement of 60 basis points compared to last year’s second quarter.
•	We opened 22 Sephora inside jcpenney locations, bringing our total to 276 locations.
•
We repurchased three million shares of common stock during the quarter and completed our $900 million stock repurchase program with a total of 24.4 million shares repurchased during the first half of 2011. EPS benefited by $0.01 and $0.02 for the second quarter and first half, respectively, as a result of fewer average shares outstanding.

•	Our non-cash primary pension plan expense for the second quarter was $34 million lower than last year.

Recent Developments

Voluntary Early Retirement Program
As part of several restructuring and cost-saving initiatives designed to reduce salary and related costs, in August 2011 we announced to associates that we were implementing a voluntary early-retirement program (VERP) for certain eligible associates.  Active pension plan participants as of May 18, 2011 in any position except store manager, who, as of January 31, 2012, will be at least 55 years of age and will have attained at least 20 years of credited service may participate in the VERP.  Retirement dates for VERP participants will be designated by the Company, but will not exceed a 12-month period. The approximately 8,400 eligible associates will have between September 1 and October 15, 2011 to elect to participate in the program.  Following the close of the election period, the one-time cost for the enhanced retirement benefits will be determined and recognized in the Statement of Operations for the third quarter of 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Stockholders Agreement
On August 19, 2011, the Company entered into a stockholders agreement (the August Agreement) with Pershing Square Capital Management, L.P., in its capacity as investment advisor to certain funds and on behalf of its controlled affiliates (collectively, the Stockholders), that terminates the stockholders agreement dated February 24, 2011 between the Company and the Stockholders.  Among other things, the August Agreement limits the Stockholders’ ownership of our common stock (including derivative securities whose value is derived from the value of our common stock) to 26.1% of our outstanding shares.  In connection with entry into the August Agreement, the Company concurrently amended its Stockholder Protection Rights Agreement dated as of October 15, 2010 to modify the definition of “Acquiring Person” to permit the Stockholders to acquire derivative securities in accordance with the August Agreement.

CEO Transition
On June 14, 2011, we announced that Ronald B. Johnson had been elected the Company’s next Chief Executive Officer (CEO), succeeding Myron E. Ullman, III in that role.  Mr. Johnson will assume the CEO position on November 1, 2011.  Mr. Johnson is joining the Company from Apple Inc., where he served as Senior Vice President, Retail.

Upon commencement of his employment with the Company, Mr. Johnson will be granted approximately 1.7 million restricted stock units (RSUs).  The RSUs will vest on January 27, 2012 so long as Mr. Johnson remains continuously employed by the Company through such date; provided, however, that the RSUs will immediately vest if his employment with the Company terminates as a result of his death or disability, if he terminates his employment with the Company for good reason or if the Company terminates his employment other than for cause. The RSUs will be valued based on the price of the Company’s common stock on the date his employment commences (grant date) and the compensation expense relating to the award will be recognized over the expected service period to the vesting date.

On August 22, 2011, the Company entered into a Transition Services Agreement (“TSA”) with Mr. Ullman.  Pursuant to the TSA, Mr. Ullman agreed to provide services to the Company in connection with the transition of his CEO responsibilities to  Mr. Johnson.   In addition, Mr. Ullman agreed to be subject to certain restrictive covenants for an 18-month period following his retirement from the Company, including with respect to confidentiality, nonsolicitation of employees, noninterference with business relations and noncompetition.  In exchange, Mr. Ullman will receive transition services compensation as outlined below. Mr. Ullman will also continue to receive his current base salary through his retirement date and will receive his incentive compensation for the 2011 fiscal year, payable at the target amount of approximately $1.9 million, upon his retirement.  Mr. Ullman will continue to be entitled to his accrued benefits under the Company’s employee benefit plans and policies in which he participates.

The transition services compensation includes a time-based restricted stock unit award of $5.0 million to be granted in November 2011, a lump sum cash payment of $10.1 million payable at his retirement date, a cash payment equal to the fair value of his unvested stock options that would have been forfeited at retirement and the accelerated vesting of his unvested restricted stock units that would have been forfeited at retirement.  The transition services compensation, including any incremental compensation expense relating to modifications of outstanding equity awards, will be recognized over the expected remaining service period to Mr. Ullman’s retirement date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Results of Operations
Net income for the second quarter of 2011was $14 million, flat with last year. Earnings per share increased $0.01 to $0.07 for the quarter versus $0.06 last year. This year’s second quarter included approximately $0.07 per share of charges relating predominantly to the previously announced supply chain restructuring. EPS for the second quarter benefited by $0.01 due to lower average outstanding shares as a result of our stock repurchase program.  Our merchandise growth initiatives and sales of our private and exclusive branded merchandise helped deliver 1.5% comparable store sales growth. Gross margin declined $55 million primarily as a result of higher markdowns due to increased promotional activity. SG&A expenses for the quarter declined $32 million from last year’s second quarter with the most significant reduction in marketing expense due to the elimination of catalog print media. Our non-cash primary pension plan expense declined $34 million compared to last year as a result of positive market returns reflected in our plan assets at the 2010 year-end measurement date. Excluding the non-cash impact of the primary pension plan, adjusted net income (non-GAAP) was $0.13 per share this year compared to $0.20 per share in last year’s second quarter.

($ in millions, except EPS)	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Total net sales	$3,906	$3,938	$7,849	$7,867
Percent (decrease)/increase from prior year	(0.8)%	(0.1)%	(0.2)%	0.5%
Comparable store sales increase(1)	1.5%	0.9%	2.7%	1.3%
Gross margin	1,497	1,552	3,092	3,182
Operating expenses:
SG&A(2)	1,243	1,275	2,524	2,567
Primary pension plan	21	55	43	110
Supplemental pension plans	7	8	14	17
Total pension plans	28	63	57	127
Depreciation and amortization	128	126	256	251
Real estate and other, net	17	(7)	13	(13)
Total operating expenses	1,416	1,457	2,850	2,932
Operating income	81	95	242	250
Adjusted operating income (non-GAAP)(3)	102	150	285	360
Net interest expense	57	57	115	116
Bond premiums and unamortized costs	-	20	-	20
Income before income taxes	24	18	127	114
Income tax expense	10	4	49	40
Net income	$14	$14	$78	$74
Adjusted net income (non-GAAP)(3)	$27	$48	$104	$143

Diluted EPS	$0.07	$0.06	$0.35	$0.31
Adjusted diluted EPS (non-GAAP)(3)	$0.13	$0.20	$0.47	$0.60
Ratios as a percent of sales:
Gross margin	38.3%	39.4%	39.4%	40.4%
SG&A(2)	31.8%	32.4%	32.2%	32.6%
Total operating expenses	36.2%	37.0%	36.3%	37.2%
Operating income	2.1%	2.4%	3.1%	3.2%
Adjusted operating income (non-GAAP)(3)	2.6%	3.8%	3.6%	4.6%

(1)
Comparable store sales include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and Internet sales through jcp.com.  Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations.

(2)
Beginning in 2011, pre-opening expenses, previously reported as a separate operating expense line, are included in SG&A due to the immaterial nature of such expense in recent years.  The impact to the SG&A ratio for the three months ended July 31, 2010 was an increase of 10 basis points.

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

Adjusted Operating Income. The following table reconciles operating income, the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure:

($ in millions)	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Operating income (GAAP)	$81	$95	$242	$250
As a percent of sales	2.1%	2.4%	3.1%	3.2%
Add: primary pension plan expense	21	55	43	110
Adjusted operating income (non-GAAP)	$102	$150	$285	$360
As a percent of sales	2.6%	3.8%	3.6%	4.6%

Adjusted Net Income and Adjusted Diluted EPS. The following table reconciles net income and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income and adjusted diluted EPS, non-GAAP financial measures:

($ in millions, except EPS)	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net income (GAAP)	$14	$14	$78	$74
Diluted EPS (GAAP)	$0.07	$0.06	$0.35	$0.31

Add: primary pension plan expense, net of
income tax of $8, $21, $17 and $41	13	34	26	69

Adjusted net income (non-GAAP)	$27	$48	$104	$143
Adjusted diluted EPS (non-GAAP)	$0.13	$0.20	$0.47	$0.60

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Total Net Sales
($ in millions)	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Total net sales	$3,906	$3,938	$7,849	$7,867
Sales percent (decrease)/increase:
Total net sales	(0.8)%	(0.1)%	(0.2)%	0.5%
Comparable store sales	1.5%	0.9%	2.7%	1.3%

Total net sales decreased $32 million in the second quarter of 2011 compared to the second quarter of 2010.  For the first half of 2011, total net sales decreased $18 million from the same period last year.  The components of the changes in net sales were as follows:

($ in millions)	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Comparable store sales increase	$56	$34	$199	$90
Non-comparable store sales increase	10	29	17	75
Sales through catalog print media and outlet stores (decrease)	(98)	(68)	(234)	(125)
Total net sales (decrease)/increase	$(32)	$(5)	$(18)	$40

Comparable store sales increased 1.5% in the second quarter of 2011 driven by customer response to our merchandise initiatives related to our exclusive and private brands.  Comparable store sales in last year’s second quarter increased 0.9%.  Internet sales through jcp.com, which are included in comparable store sales, increased 2.8% to $326 million in the second quarter this year. Non-comparable store sales reflect sales from two new stores opened and six stores closed subsequent to last year’s second quarter, along with two stores that reopened after being closed for an extended period.  As expected, catalog print media and outlet store sales declined in the quarter due to the exit from the catalog business.  Total net sales declined 0.8% to $3,906 million compared with $3,938 million last year.

During the second quarter, off-mall traffic increased compared with last year, while mall traffic remained consistent with last year.   Conversion rates for both mall and off-mall stores were above last year levels.   Both the number of store transactions and the number of units sold increased in the quarter, while the number of units per transaction declined. Our average unit retail in jcpenney department stores for the second quarter of 2011 declined slightly, driven by lower average unit retail on a higher number of promotional units.  Private and exclusive brands found only at jcpenney reached 57% of total merchandise sales for the second quarter of 2011, up from 55% in the second quarter of 2010.

Geographically, our best performance was in the southwest region, and the weakest was in the northwest region. Women’s apparel and accessories and fine jewelry were our best performing divisions for the quarter, while Home experienced the weakest results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

For the first half of 2011, comparable store sales increased 2.7%, while comparable store sales in last year’s first half increased 1.3%.  Internet sales through jcp.com, which are included in comparable store sales, increased 4.8% to $702 million.  The contribution of sales from non-comparable stores declined due to the effect of fewer non-comparable stores this year compared to last year.  As expected, catalog print media and outlet store sales declined in the first half due to the exit from the catalog business.  Total net sales decreased 0.2% to $7,849 million compared with $7,867 million last year.

Merchandise Initiatives
In the second quarter of 2011, we focused on the following merchandise initiatives:

•
We opened 22 Sephora inside jcpenney locations, bringing our total to 276 locations compared to 215 locations at the end of the second quarter 2010.  Early in the third quarter we opened another 21 Sephora inside jcpenney locations and plan to open an additional 11 for the remainder of 2011 bringing the total to 308 at year end.

•	In our Growth Brands Division, we opened four additional The Foundry Big & Tall Supply Co. specialty stores catering to men’s big and tall customers, bringing our total store count to 10.

Store Count
The following table provides the number of stores and gross selling space for the second quarter and first half of 2011 and 2010:

	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
jcpenney department stores
Beginning of period	1,108	1,109	1,106	1,108
Stores opened	-	-	2	2
Closed stores	(5)	(2)	(5)	(3)
End of period(1)	1,103	1,107	1,103	1,107

The Foundry Big & Tall Supply Co.(2)	10	-	10	-

(1) Gross selling space was 111 million square feet as of July 30, 2011 and 112 million square feet as of July 31, 2010.
(2) Gross selling space was 51 thousand square feet as of July 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Gross Margin
Gross margin for the second quarter of 2011 decreased $55 million to $1,497 million as compared to $1,552 million in last year’s second quarter.  The decline in gross margins was due primarily to higher markdowns as a result of increased promotional activity.  Gross margin was further impacted by the exit from the catalog business and certain non-comparable free shipping offers for jcp.com combined with higher delivery costs.  As a percent of sales, the gross margin rate decreased 110 basis points to 38.3% compared to 39.4% for the same period last year.

Through the first half of 2011, gross margin decreased 100 basis points to 39.4% of sales, or $3,092 million, compared with 40.4% of sales, or $3,182 million, for the first half of 2010.

SG&A Expenses
SG&A expenses for the quarter decreased $32 million to $1,243 million compared to $1,275 million in last year’s second quarter.  The reduction was mainly driven by lower marketing expenses due to the elimination of catalog print media as well as lower store sales support salaries as a result of operational efficiencies, and a reduction in the incentive compensation accrual versus the prior year. SG&A expense reductions were partially offset by continued investment in our growth initiatives, such as Sephora inside jcpenney and the initial setup and launch of new businesses under our recently created Growth Brands Division, including The Foundry Big & Tall Supply Co. and our new digital ventures, CLADTM and Gifting GraceTM, which are expected to launch in the third quarter of this year.  As a percent of sales, SG&A expenses decreased 60 basis points to 31.8% compared to 32.4% in the second quarter of 2010.

For the first half of 2011, SG&A expenses decreased $43 million to $2,524 million compared to $2,567 million last year, mainly attributable to lower marketing expenses due to the elimination of catalog print media, which offset moderate expense increases related to the expansion of Sephora inside jcpenney, as well as start up costs associated with our Growth Brands Division.  As a percent of sales, SG&A expenses decreased 40 basis points to 32.2% compared to 32.6% in the first half of 2010.

Pension Expense
($ in millions)	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Primary pension plan	$21	$55	$43	$110
Supplemental pension plans	7	8	14	17
Total	$28	$63	$57	$127

Total pension expense consists of non-cash primary pension plan expense and supplemental pension plans expense.  For the second quarter of 2011, primary pension plan expense decreased $34 million to $21 million compared to $55 million in the second quarter of 2010.  The decrease was primarily a result of higher returns on our pension plan assets as of the 2010 year-end measurement date due to positive market returns. The supplemental pension plan expense decreased $1 million to $7 million compared to the second quarter of 2010.  For the first half of 2011, our primary pension plan expense decreased $67 million to $43 million and our supplemental pension plan expense decreased $3 million to $14 million.

Depreciation and Amortization Expenses
As expected with our investments in store renewals and updates, depreciation and amortization expenses in the second quarter of 2011 increased $2 million to $128 million from $126 million for the comparable 2010 period. Depreciation and amortization expenses for the first half of 2011 increased to $256 million, compared with $251 million for the same 2010 period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Real Estate and Other, Net

($ in millions)	Three Months Ended		Six Months Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Real estate activities	$(7)	$(8)	$(22)	$(16)
Restructuring charges	23	-	32	-
Other	1	1	3	3
Total expense/(income)	$17	$(7)	$13	$(13)

Real estate and other consists primarily of ongoing operating income from our real estate subsidiaries, as well as net gains from the sale of facilities and equipment that are no longer used in our operations, other non-operating corporate charges and credits, asset impairments and restructuring related charges.

Real estate and other, net was a charge of $17 million for the second quarter of 2011 and income of $7 million for the second quarter of 2010.  In the 2011 second quarter, restructuring charges of $23 million related to previously announced activities to streamline our supply chain operations, exit the catalog business, and reduce home office expenses, as well as to the closure of five underperforming stores.  For the first half of 2011, real estate and other, net was a charge of $13 million versus income of $13 million for the same period last year.  The year-over-year change was mainly the result of $32 million of restructuring charges in 2011, somewhat offset by income from certain joint venture transactions in the first quarter of this year included in real estate activities.

Operating Income
For the second quarter of 2011 operating income at $81 million decreased 30 basis points to 2.1% of sales, from 2.4% of sales or $95 million in the second quarter of last year.  Excluding the impact of non-cash primary pension plan expense, adjusted operating income (non-GAAP) decreased 120 basis points as a percent of sales to 2.6% of sales in the second quarter of 2011 versus 3.8% in the same 2010 period.  For the first half of 2011, operating income was $242 million, or 3.1% of sales, compared with $250 million, or 3.2% of sales, for the first half of 2010.  Adjusted operating income decreased 100 basis points as a percent of sales to 3.6% versus 4.6% in same 2010 period.

Net Interest Expense and Bond Premiums and Unamortized Costs
Net interest expense for the second quarter of 2011 was flat with last year’s second quarter at $57 million.  For the first half of 2011, interest expense was $115 million compared to $116 million in the first half of 2010.

In the second quarter of 2010, we incurred approximately $20 million in additional expenses, consisting primarily of bond premiums paid in connection with a debt tender offer that was completed in May 2010.

Income Taxes
The effective income tax rate for the second quarter was 41.7% compared to 22.2% last year.  The year-over-year change is primarily due to an unfavorable adjustment of $1 million in the current period related to state law changes versus a favorable adjustment of $3 million in last year’s period from the resolution of audits in three states.  In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.  Our effective income tax rate for the first half of 2011 was 38.6% compared with 35.1% for the first half of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Liquidity and Capital Resources

Overview
As of the end of the first half of 2011, our cash and cash equivalents balance was $1,551 million, which reflects $900 million of cash used during the first half for the Company’s common stock repurchase program that totaled 24.4 million shares. Additionally, during the first half, we entered into an amended and restated revolving credit facility, which increased our borrowing capacity by $500 million to $1,250 million.

Financial Condition and Liquidity Position
The foundation of our strong liquidity position is our cash and cash equivalents balance and our $1,250 million revolving credit facility entered into in April 2011.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Six Months Ended
($ in millions)	July 30,	July 31,
	2011	2010

Cash and cash equivalents	$1,551	$2,003
Merchandise inventory	3,572	3,490
Property and equipment, net	5,237	5,298

Long-term debt	3,099	3,099
Stockholders’ equity	4,703	4,886
Total capital	7,802	7,985

Additional amounts available under our credit agreement	1,250	750
Cash flow from operating activities	172	(379)
Free cash flow (non-GAAP financial measure)(1)	(215)	(306)
Capital expenditures	295	229
Dividends paid	92	94
Ratios:
Debt-to-total capital(2)	39.7%	38.8%
Cash-to-debt(3)	50.0%	64.6%

(1)	See the following page for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.
(2)	Long-term debt divided by total capitalization.
(3)	Cash and cash equivalents divided by long-term debt.

Cash and Cash Equivalents
We ended the second quarter of 2011 with $1,551 million in cash and cash equivalents, which represents 50% of our $3,099 million of outstanding long-term debt.  During the first half of 2011, we used $900 million of cash balances to fund the repurchase of 24.4 million shares of Company common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Free Cash Flow (Non-GAAP Financial Measure)
Free cash flow is a key financial measure of our ability to generate additional cash from operating our business and in evaluating our financial performance. We define free cash flow as cash flow from operating activities excluding discretionary cash contributions to our primary pension plan and any associated cash tax impacts, less capital expenditures and dividends paid, plus the proceeds from the sale of assets. Adjustments to exclude discretionary pension plan contributions are more indicative of our ability to generate cash flows from operating activities. We believe discretionary contributions to our pension plan are more reflective of financing transactions to reduce off-balance sheet debt relating to the pension liability. We believe that free cash flow is a relevant indicator of our ability to repay maturing debt, revise our dividend policy or fund other uses of capital that we believe will enhance stockholder value. Free cash flow is limited and does not represent remaining cash flow available for discretionary expenditures due to the fact that the measure does not deduct payments required for debt maturities, pay-down of off-balance sheet pension debt and other obligations or payments made for business acquisitions. Therefore, it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

($ in millions)	Six Months Ended
	July 30,	July 31,
	2011	2010
Net cash provided by/(used in) operating activities (GAAP)	$172	$(379)
Add:
Discretionary pension contribution	-	392
Proceeds from sale of assets	-	4
Less:
Capital expenditures	(295)	(229)
Dividends paid, common	(92)	(94)
Free cash flow (non-GAAP)	$(215)	$(306)

During the first half of 2011, our free cash flow increased $91 million to negative $215 million compared to a negative $306 million in the same period last year.  The increase was primarily attributable to the positive swing in inventory levels, as well as the merchandise accounts payable balance in the first half of 2011 as compared to the same prior year period. Partially offsetting the free cash flow improvement was an increase in capital expenditures relating primarily to store renewals and renovations, including new Sephora inside jcpenney locations, MNG by Mango and Call it Spring.

Operating Activities
Our operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of our sales, profits and operating cash flows are realized.

Cash flow from operating activities increased from the same period last year primarily as a result of the positive swing in inventory levels as well as the merchandise accounts payable balance in the first half of this year as compared to the same prior year period, lower payment of incentive compensation and last year’s $392 million voluntary cash contribution to our primary pension plan.

Merchandise inventory increased $82 million, or 2.3% over last year and is in line with our projected sales trend for the upcoming quarter. For the same period last year, inventory increased 7.1%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Investing Activities

($ in millions)	Six Months Ended
	July 30,	July 31,
Net cash (used in)/provided by:	2011	2010
Capital expenditures	$(295)	$(229)
Proceeds from sale of assets	-	4
Investing activities	$(295)	$(225)

Capital expenditures were $295 million for the first half of 2011, compared with $229 million for the first half of 2010. Capital spending was principally for renewals and modernizations, new Sephora inside jcpenney locations as well as Call it Spring and MNG by Mango.  During the first half of 2011, we opened 45 Sephora inside jcpenney locations, of which 22 were opened in the second quarter, bringing the total to 276.  In the first half of 2011, approximately 200 MNG by Mango and 100 Call it Spring shops were opened in jcpenney stores. Consistent with the first half, capital expenditures for the remainder of 2011 are expected to be funded with cash flow from operations and existing cash and cash equivalent balances.  We continue to anticipate full year 2011 capital expenditures to be about $650 million.

During the first half of 2010, we opened 60 Sephora inside jcpenney locations and two new jcpenney department stores.

Financing Activities

($ in millions)	Six Months Ended
	July 30,	July 31,
Net cash provided by/(used in):	2011	2010
Proceeds from issuance of long-term debt	-	392
Payments of long-term debt and financing costs	(15)	(707)
Dividends paid	(92)	(94)
Proceeds from the issuance of stock warrant	50	-
Stock repurchase program	(900)	-
Other	9	5
Financing activities	$(948)	$(404)

In the first half of 2011 we completed our share buyback program authorized by the Board of Directors in February. Through open market transactions we repurchased approximately 24.4 million shares at a cost of $900 million and an average share price of $36.98.  Additionally in June 2011, we received proceeds of $50 million for the sale of a warrant on 7.3 million shares of J. C. Penney Company, Inc. common stock to Ronald B. Johnson.  During the first half of 2011, we paid $15 million of fees related to the renewal of our credit facility.

On March 1, 2010, we repaid at maturity $393 million principal amount of 8.0% Notes due 2010.  On May 24, 2010, we accepted for purchase $300 million principal amount of JCP’s outstanding 6.375% Senior Notes due 2036, which were validly tendered pursuant to a cash tender offer.  Also on May 24, 2010, we closed on our offering of $400 million aggregate principal amount of 5.65% Senior Notes due 2020 and used proceeds of the offering, net of underwriting discounts, of approximately $392 million to make a voluntary cash contribution to the primary pension plan.

As authorized by the Board of Directors, we paid quarterly dividends of $0.20 per share during the first half of 2011 and 2010, respectively.

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

The 2011 Credit Facility is secured by our merchandise inventory, which security interest can be released upon attainment of certain credit rating levels.  Pricing under the 2011 Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. JCP’s obligations under the 2011 Credit Facility are guaranteed by J. C. Penney Company, Inc. As of July 30, 2011, we were in compliance with our required financial covenants.  As of such date, our leverage ratio was 2.1 to 1, our fixed charge coverage ratio was 3.7 to 1 and our asset coverage ratio was 18 to 1.

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

Common Stock
As of the end of the first half of 2011, the number of outstanding shares of common stock was 213 million compared to 236 million as of July 31, 2010 and 237 million as of January 29, 2011. The change during the first half of 2011 was due primarily to our stock repurchase program that resulted in the purchase and retirement of approximately 24.4 million shares of common stock.

Inflation
Inflation did not significantly impact our results of operations during the first half.  While the retail industry expects inflationary cost increases in 2011, particularly in the latter part of the year, we have programs in place to partially mitigate the effects of inflation that include adjusting our product mix, leveraging our sourcing capabilities, and where appropriate, increasing prices. Our direct sourcing operation enables us to leverage our more than 50 years of relationships with major overseas suppliers, which has allowed us to source merchandise more cost effectively than some of our competitors.

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

There have been no changes to our critical accounting policies during the first six months of 2011.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2010 Form 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 12 to the unaudited Interim Consolidated Financial Statements.

Seasonality

The results of operations and cash flows for the second quarter and first half of 2011 are not necessarily indicative of the results for the entire year.  Our annual earnings depend to a great extent on the results of operations for the last quarter of our fiscal year when a significant portion of our sales and profits are recorded.

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

Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, trade restrictions, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information and legal and regulatory proceedings.   Furthermore, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results.

For additional discussion on risks and uncertainties, see Risk Factors in Part II, Item 1A of this Form 10-Q and subsequent filings. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at July 30, 2011 are similar to those disclosed in the 2010 Form 10-K.

Item 4. Controls and Procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the second quarter ended July 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors.

The risk factors listed below update and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 29, 2011.

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

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, associates, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses, including the Internet, and other forms of retail commerce. Some competitors are larger than jcpenney, have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation and credit availability. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, launches of Internet websites, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

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

Item 1A. Risk Factors—(Continued)

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

Our business is seasonal, which impacts our results of operations.

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

Our profitability may be impacted by weather conditions.

Our merchandise assortments reflect assumptions regarding expected weather patterns and our profitability depends on our ability to timely deliver seasonally appropriate inventory.  Unseasonable or unexpected weather conditions such as warm temperatures during the winter season or prolonged or extreme periods of warm or cold temperatures could render a portion of our inventory incompatible with consumer needs.  Extreme weather or natural disasters could also severely hinder our ability to timely deliver seasonally appropriate merchandise.  A reduction in the demand for or supply of our seasonal merchandise could have an adverse effect on our inventory levels, gross margins and results of operations.

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

Item 1A. Risk Factors—(Continued)

The failure to retain, attract and motivate our associates, including associates in key positions, could have an adverse impact on our results of operations.

Our results depend on the contributions of our associates, including our senior management team and other key associates. Our performance depends to a great extent on our ability to retain, attract and motivate talented associates throughout the organization, many of whom, particularly in the department stores, are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates and minimum wage legislation. If we are unable to retain, attract and motivate talented associates at all levels, our results of operations could be adversely impacted.

Changes in federal, state or local laws and regulations could increase our expenses and adversely affect our results of operations.

Our business is subject to a wide array of laws and regulations. While our management believes that our associate relations are good, significant legislative changes that impact our relationship with our associates could increase our expenses and adversely affect our results of operations. Examples of possible legislative changes impacting our relationship with our associates include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, if we fail to comply with applicable laws and regulations we could be subject to legal risk, including government enforcement action and class action civil litigation that could increase our cost of doing business. Changes in the regulatory environment regarding other topics such as privacy and information security, product safety or environmental protection, including regulations in response to concerns regarding climate change, among others, could also cause our expenses to increase and adversely affect our results of operations.

Our operations are dependent on information technology systems; disruptions in those systems could have an adverse impact on our results of operations.

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale systems in the stores, our Internet website, data centers that process transactions, communication systems and various software applications used throughout our Company to track inventory flow, process transactions and generate performance and financial reports. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulties could lead to significant expenses or to losses due to disruption in business operations. In addition, despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. This could lead to loss of sales or profits, cause our customers to lose confidence in our ability to protect their personal information which could lead to lost future sales or cause us to incur significant costs to reimburse third parties for damages, any of which could have an adverse impact on our results of operations. In addition, the continued realization of the benefits of our centralized buying and allocation processes and systems and our Internet platform are key elements of our ability to meet our long-term customer and financial goals. The effectiveness of these technology systems is an important component of our ability to have the right inventory at the right place, time and price.

Item 1A. Risk Factors—(Continued)

Legal and regulatory proceedings could have an adverse impact on our results of operations.

Our Company is subject to various legal and regulatory proceedings relating to our business, certain of which may involve jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants.  We are impacted by trends in litigation, including class action litigation brought under various consumer protection, employment, and privacy and information security laws.  In addition, litigation risks related to claims that technologies we use infringe intellectual property rights of third parties have been amplified by the increase in third parties whose primary business is to assert such claims.  Reserves are established based on our best estimates of our potential liability.  However, we cannot accurately predict the ultimate outcome of any such proceedings due to the inherent uncertainties of litigation.  Regardless of the outcome or whether the claims are meritorious, legal and regulatory proceedings may require that we devote substantial time and expense to defend our Company.  Unfavorable rulings could result in a material adverse impact on our business, financial condition or results of operations.

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

As of August 23, 2011, Pershing Square Capital Management L.P., PS Management GP, LLC and Pershing Square GP, LLC (together “Pershing Square”) beneficially owned approximately 18.3% of the outstanding shares of our common stock. William A. Ackman, Chief Executive Officer of Pershing Square Capital Management, is one of our directors.

As of August 23, 2011, Vornado Realty Trust, Vornado Realty L.P., VNO Fashion LLC and VSPS I L.L.C. (together “Vornado”) beneficially owned approximately 11.0% of the outstanding shares of our common stock. Steven Roth, Chairman of the Board of Trustees of Vornado Realty Trust, is one of our directors.

Together, Pershing Square and Vornado owned approximately 29.3% of our outstanding shares as of August 23, 2011.  Pershing Square and Vornado have each stated that they intend to consult with each other in connection with their respective investments in our common stock.  Pershing Square and Vornado have the ability to materially influence actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. Pershing Square and Vornado also have the ability to materially influence actions to be taken or approved by our Board.

Item 1A. Risk Factors—(Continued)

In connection with the Company’s share repurchase program completed in May 2011, we entered into a stockholder agreement with Vornado on February 24, 2011, which generally provides that Vornado will cause the number of shares of our common stock that it holds in excess of its ownership percentage originally acquired in October 2010 to be present and voted at stockholder meetings either as recommended by our Board of Directors or in direct proportion to how all other stockholders (excluding Pershing Square) vote.

On August 19, 2011, we entered into a stockholder agreement with Pershing Square that, among other things, prohibits Pershing Square from holding shares of our common stock and derivative securities whose value is derived from the value of our common stock in excess of 26.1% of the shares of our common stock outstanding and permits Pershing Square to designate one member of our Board of Directors.  Pursuant to the August stockholder agreement, Pershing Square will be able to direct the vote of between 15%-16.5% of the shares of our common stock outstanding (depending on their ownership percentage of our common stock and related derivative securities) and will be required to cause the number of excess shares of our common stock that they beneficially own to be present and voted at stockholder meetings either as recommended by our Board of Directors or in direct proportion to how all other stockholders (excluding Vornado) vote.

On October 15, 2010, we adopted a stockholder protection rights agreement, which restricts any person or group from acquiring (i) beneficial ownership of 10% or more of our common stock and (ii) in the case of any person or group that owned 10% or more of our outstanding common stock as of October 18, 2010, any additional shares of common stock.  We entered into an amendment to the stockholder protection rights agreement on August 19, 2011 to permit Pershing Square to acquire additional derivative securities in accordance with the August stockholder agreement.

In the future, Pershing Square or Vornado may acquire or sell shares of our common stock and thereby increase or decrease their ownership stake in us.  In addition, future share repurchases by us may increase Pershing Square’s and Vornado’s percentage ownership in the Company, and as a result, it is possible that Pershing Square’s and/or Vornado’s ability to influence the Company’s actions could become even greater in the future.

Part II. Other Information–(Continued)

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the quarter ended July 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

May 1, 2011 through
June 4, 2011	2,950,468	$ 38.28	2,950,468	-

June 5, 2011 through
July 2, 2011	-	-	-	-

July 3, 2011 through
July 30, 2011	-	-	-	-

Total	2,950,468		2,950,468

(1)
In February 2011, the Board of Directors approved a common stock repurchase program of up to $900 million, of which $787 million was purchased in the first quarter of 2011.  This program, which did not have an expiration date, was completed on May 6, 2011.

Part II. Other Information–(Continued)
Item 6. Exhibits.

Exhibit Index
		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 15, 2011	8-K	001-15274	3.1	7/18/2011
4.1	Warrant Purchase Agreement dated as of June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.1	6/14/2011
4.2	Warrant dated as of June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.2	6/14/2011
10.1	J. C. Penney Corporation, Inc. Change in Control Plan, effective January 10, 2011	8-K	001-15274	10.1	6/14/2011
10.2	Letter Agreement dated as of June 14, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson					†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By /s/ Dennis P. Miller
Dennis P. Miller
Senior Vice President and Controller
(Principal Accounting Officer)

Date: September 7, 2011