Form 10-Q
period 2011-10-29
J C PENNEY CO INC
filed 2011-12-07
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    (Mark One)

  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

or

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
213,549,232 shares of Common Stock of 50 cents par value, as of December 2, 2011

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended October 29, 2011

i

Part I. Financial Information

Item 1. Unaudited Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of OPERATIONS
(Unaudited)

($ in millions, except per share data)	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010
Total net sales	$3,986	$4,189	$11,835	$12,056
Cost of goods sold	2,497	2,554	7,254	7,239
Gross margin	1,489	1,635	4,581	4,817
Operating expenses/(income):
Selling, general and administrative (SG&A)	1,242	1,326	3,766	3,893
Pension	31	64	88	191
Depreciation and amortization	127	128	383	379
Real estate and other, net	(5)	(7)	(24)	(20)
Restructuring and management transition	265	-	297	-
Total operating expenses	1,660	1,511	4,510	4,443
Operating (loss)/income	(171)	124	71	374
Net interest expense	55	57	170	173
Bond premiums and amortized costs	-	-	-	20
(Loss)/income before income taxes	(226)	67	(99)	181
Income tax (benefit)/expense	(83)	23	(34)	63
Net (loss)/income	$(143)	$44	$(65)	$118

(Loss)/earnings per share:
Basic	$(0.67)	$0.19	$(0.30)	$0.50
Diluted	$(0.67)	$0.19	$(0.30)	$0.50

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions)	Oct. 29,	Oct. 30,	Jan. 29,
	2011	2010	2011
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash in banks and in transit	$205	$199	$169
Cash short-term investments	880	1,467	2,453
Cash and cash equivalents	1,085	1,666	2,622
Merchandise inventory	4,376	4,267	3,213
Income taxes receivable	364	464	334
Prepaid expenses and other	285	222	201
Total current assets	6,110	6,619	6,370
Property and equipment (net of accumulated
depreciation of $3,035, $2,911 and $2,854)	5,242	5,285	5,231
Prepaid pension	668	391	763
Other assets	731	657	678
Total Assets	$12,751	$12,952	$13,042

Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$1,831	$1,766	$1,133
Other accounts payable and accrued expenses	1,404	1,459	1,514
Current maturities of long-term debt	231	-	-
Total current liabilities	3,466	3,225	2,647
Long-term debt	2,871	3,099	3,099
Deferred taxes	1,152	994	1,192
Other liabilities	740	693	644
Total Liabilities	8,229	8,011	7,582

Stockholders' Equity
Common stock(1)	107	118	118
Additional paid-in capital	3,619	3,908	3,925
Reinvested earnings	1,541	1,999	2,222
Accumulated other comprehensive (loss)	(745)	(1,084)	(805)
Total Stockholders’ Equity	4,522	4,941	5,460

Total Liabilities and Stockholders’ Equity	$12,751	$12,952	$13,042

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 213 million, 237 million and 237 million as of October 29, 2011, October 30, 2010 and January 29, 2011, respectively.

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS of CASH FLOWS
(Unaudited)
($ in millions)	Nine Months Ended
	Oct. 29,	Oct. 30,
	2011	2010
Cash flows from operating activities:
Net (loss)/income	$(65)	$118
Adjustments to reconcile net (loss)/income to net cash (used in) operating activities:
Restructuring and management transition	257	-
Asset impairments and other charges	8	4
Depreciation and amortization	383	379
Benefit plans expense	46	149
Voluntary pension contribution	-	(392)
Stock-based compensation	33	36
Excess tax benefits from stock-based compensation	(5)	(1)
Deferred taxes	(96)	79
Change in cash from:
Inventory	(1,163)	(1,243)
Prepaid expenses and other assets	(90)	7
Merchandise accounts payable	698	540
Current income taxes payable	(34)	(72)
Accrued expenses and other	(105)	(122)
Net cash (used in) operating activities	(133)	(518)

Cash flows from investing activities:
Capital expenditures	(469)	(380)
Proceeds from sale of assets	1	4
Proceeds from joint venture cash distribution	53	-
Net cash (used in) investing activities	(415)	(376)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	392
Payments of long-term debt	-	(693)
Financing costs	(15)	(14)
Dividends paid, common	(135)	(142)
Proceeds from issuance of stock warrant	50	-
Stock repurchase program	(900)	-
Proceeds from stock options exercised	12	7
Excess tax benefits from stock-based compensation	5	1
Tax withholding payments reimbursed by restricted stock	(6)	(2)
Net cash (used in) financing activities	(989)	(451)
Net (decrease) in cash and cash equivalents	(1,537)	(1,345)
Cash and cash equivalents at beginning of year	2,622	3,011
Cash and cash equivalents at end of period	$1,085	$1,666
Supplemental cash flow information:
Income taxes paid	$96	$55
Interest paid	204	235
Interest received	2	4

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

These unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The accompanying unaudited Interim Consolidated Financial Statements, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (2010 Form 10-K). We follow substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2010 Form 10-K. The January 29, 2011 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2010 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended October 29, 2011” and “three months ended October 30, 2010” refer to the 13-week periods ended October 29, 2011 and October 30, 2010, respectively. “Nine months ended October 29, 2011,” and “nine months ended October 30, 2010,” refer to the 39-week periods ended October 29, 2011 and October 30, 2010, respectively.

Basis of Consolidation
All significant intercompany transactions and balances have been eliminated in consolidation.  Certain reclassifications were made to prior year amounts to conform to the current period presentation. Beginning in 2011, pre-opening expenses, previously reported as a separate operating expense line, are included in SG&A expense due to the immaterial nature of such expense in recent years.  The impact to the SG&A expense ratio for both the three months and nine months ended October 30, 2010 was an increase of 10 basis points.  Beginning in the third quarter of 2011, restructuring and management transition charges were reported as a separate operating expense line. Previously, 2011 charges were included in real estate and other.  None of the reclassifications affected our net (loss)/income in any period.

Use of Estimates and Assumptions
The preparation of unaudited Interim Consolidated Financial Statements, in conformity with GAAP, requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to: inventory valuation under the retail method; valuation of long-lived assets; estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies and pension accounting. While actual results could differ from these estimates, we do not expect the differences, if any, to have a material effect on the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2 – Effect of New Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in existing guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). The update does not change the items that must be reported in OCI and its amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. As this update only relates to financial statement presentation, we do not expect the adoption to have a material effect on our consolidated results of operations, cash flows or financial position.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common
Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  This guidance will be effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption to have a material impact on our consolidated results of operations, cash flows or financial position.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3 – (Loss)/Earnings per Share

Net (loss)/income and shares used to compute basic and diluted (loss)/earnings per share (EPS) are reconciled below:

(in millions, except per share data)	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010
Earnings:
Net (loss)/income	$(143)	$44	$(65)	$118
Shares:
Average common shares outstanding (basic shares)	213	236	219	236
Adjustment for assumed dilution:
Stock options, restricted stock awards and stock warrant	-	2	-	2
Average shares assuming dilution (diluted shares)	213	238	219	238
EPS:
Basic	$(0.67)	$0.19	$(0.30)	$0.50
Diluted	$(0.67)	$0.19	$(0.30)	$0.50

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would have been anti-dilutive:

(shares in millions)	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010
Stock options and restricted awards	19	11	18	11

Note 4 – Credit Facility

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

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of October 29, 2011, we were in compliance with these requirements with a leverage ratio of 2.2 to 1, a fixed charge coverage ratio of 3.5 to 1 and an asset coverage ratio of 28 to 1.

No borrowings, other than the issuance of standby and import letters of credit totaling $157 million as of the end of the third quarter of 2011, have been made under the 2011 Credit Facility.

Note 5 – Long-Term Debt

During the nine months ended October 29, 2011, there were no debt issuances or debt reductions.  During the nine months ended October 30, 2010, we had the following debt issuance and debt reductions:

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

Note 6 – Fair Value Disclosures

REIT Assets Measured on a Recurring Basis
We determined the fair value of our real estate investment trusts (REITs) using quoted market prices.  Primarily, the market value of our investments in public REITs are accounted for as available-for-sale securities. As of October 29, 2011, October 30, 2010 and January 29, 2011, the cost basis of these investments was $80 million. Our REIT assets measured at fair value on a recurring basis were as follows:

($ in millions)	REIT Assets at Fair Value
	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 29, 2011	$316	$-	$-
October 30, 2010	242	-	-
January 29, 2011	253	-	-

Other Financial Instruments
Our financial instruments include cash and cash equivalents and long-term debt.  The carrying amount of our cash and cash equivalents approximates fair value because of the short maturity of these instruments.  The fair value of long-term debt, including current maturities, is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  As of October 29, 2011, October 30, 2010 and January 29, 2011, long-term debt, including current maturities, had a carrying value of $3.1 billion.  As of October 29, 2011, October 30, 2010 and January 29, 2011, long-term debt, including current maturities, had a fair value of $3.0 billion, $3.1 billion and $3.1 billion, respectively.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 7 – Stockholders’ Equity

The following table shows the change in the components of stockholders’ equity for the nine months ended October 29, 2011:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive (Loss)/Income		Total Stockholders’ Equity
January 29, 2011	237	$118	$3,925	$2,222	$(805)	(1)	$5,460
Net (loss)	-	-	-	(65)	-		(65)
Other comprehensive income	-	-	-	-	60		60
Dividends declared, common	-	-	-	(132)	-		(132)
Stock warrant issued	-	-	50	-	-		50
Common stock repurchased and retired	(24)	(12)	(404)	(484)	-		(900)
Stock-based compensation	-	1	48	-	-		49
October 29, 2011	213	$107	$3,619	$1,541	$(745)	(2)	$4,522

(1)
Includes an unrealized gain in REITs of $112 million (net of a $62 million deferred tax liability) and actuarial (loss) and prior service (cost) for the pension and postretirement plans of $(917) million (net of a $585 million deferred tax asset).

(2)
Includes an unrealized gain in REITs of $152 million (net of a deferred tax liability of $84 million) and actuarial (loss) and prior service (cost) for the pension and postretirement plans of $(897) million (net of a $572 million deferred tax asset).

Comprehensive (Loss)/Income
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 29, 2011	Oct. 30, 2010	Oct. 29, 2011	Oct. 30, 2010
Net (loss)/income	$(143)	$44	$(65)	$118
Other comprehensive income – net of tax:
Remeasurement of supplemental plans (Note 9)	(33)	-	(33)	-
Amortization of net actuarial loss and prior service cost	15	35	53	105
Unrealized gain in REITs	10	11	40	41
Total other comprehensive (loss)/income	(8)	46	60	146
Total comprehensive (loss)/income	$(151)	$90	$(5)	$264

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

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Common Stock Repurchase Program
In February 2011, our Board of Directors authorized a program to repurchase up to $900 million of Company common stock using existing cash and cash equivalents.  In the first quarter of 2011, through open market transactions, we repurchased approximately 21 million shares for $787 million.  In the second quarter, we purchased an additional three million shares for $113 million and completed the program on May 6, 2011. As a result of this repurchase program, approximately 24 million total shares were purchased for a total of $900 million at an average share price of $36.98, including commission. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value was allocated between reinvested earnings and additional paid-in capital.

Note 8 – Stock-Based Compensation

We grant stock-based compensation to employees (associates) and non-employee directors under our 2009 Long-Term Incentive Plan (2009 Plan).  As of October 29, 2011, there were approximately eight million shares of stock available for future grant under the 2009 Plan.

The following table presents total stock-based compensation costs and related income tax benefits in the unaudited Interim Consolidated Statements of Operations:

Stock-Based Compensation Costs
($ in millions)	Three Months Ended			Nine Months Ended
	Oct. 29,		Oct. 30,	Oct. 29,		Oct. 30,
	2011		2010	2011		2010
Stock awards	$2		$3	$14		$15
Stock options	5		7	19		21
Total stock-based compensation costs	$7	(1)	$10	$33	(1)	$36

Total related income tax benefit	$3		$2	$13		$12

(1)	Excludes $6 million of stock-based compensation costs reported in restructuring and management transition charges (see Note 10).

Stock Options
On March 15, 2011, we made an annual grant of approximately 2.4 million stock options to associates at an option price of $36.58, with a fair value of $11.40 per option.

The following table summarizes stock option activity during the nine months ended October 29, 2011:

(options in thousands)	Stock Options	Weighted-Average Exercise Price
Outstanding at January 29, 2011	15,013	$36
Granted	2,409	37
Exercised	(635)	20
Forfeited or expired	(502)	37
Outstanding at October 29, 2011	16,285	37

Exercisable at October 29, 2011	10,883	41

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of October 29, 2011, there was $30 million of unrecognized compensation expense, net of estimated forfeitures, for unvested stock options, which will be recognized over the remaining weighted-average vesting period of approximately one year.

Stock Awards
On March 15, 2011, we made our annual grant of approximately 822,000 restricted stock unit awards to associates.  These awards consisted of approximately 367,000 time-based restricted stock units and approximately 455,000 performance-based restricted stock units.  The time-based restricted stock units vest one-third on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time.  The performance-based unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2011 EPS (defined as per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee of the Board).  In addition to the performance requirement, this award also includes a time-based vesting requirement, which is the same as the requirement for the time-based restricted stock unit award.  Upon vesting, both the time-based restricted stock units and the performance-based restricted stock units will be paid out in shares of Company common stock.

On May 25, 2011, we granted approximately 38,000 restricted stock units to non-employee Board members.  Restricted stock unit grants during the nine months ended October 29, 2011 also included 73,000 restricted stock units, consisting of ad-hoc awards to associates and dividend equivalents on outstanding awards.  Dividend equivalents on outstanding awards are forfeited if vesting conditions are not met.

Stock awards that vested during the nine months ended October 29, 2011 included the final one-third, or approximately 107,000, of our March 2008 annual grant of time-based restricted stock unit awards and one-third, or approximately 379,000, of our March 2010 restricted stock unit awards (time-based and performance-based), as well as the vesting of approximately 123,000 individual restricted stock unit awards.

The following table summarizes non-vested stock award activity during the nine months ended October 29, 2011:

(awards in thousands)	Non-Vested Stock Awards	Weighted- Average Grant Date Fair Value
Outstanding at January 29, 2011	2,028	$27
Granted	933	36
Vested	(609)	34
Forfeited	(79)	32
Outstanding at October 29, 2011	2,273	29

As of October 29, 2011, there was $28 million of unrecognized compensation expense related to unearned associate stock awards, which will be recognized over the remaining weighted-average vesting period of approximately one year.

On June 14, 2011, we announced that Ronald B. Johnson had been elected our next Chief Executive Officer.  Upon commencement of his employment on November 1, 2011, Mr. Johnson was granted approximately 1.7 million restricted stock units, which will vest on January 27, 2012, so long as he remains continuously employed by us through such date, provided, however, that the restricted stock units will immediately vest if his employment with us terminates as a result of his death or disability, if he terminates his employment with us for good reason or if we terminate his employment other than for cause.  The restricted stock units were valued at approximately $32 per share, the price of our common stock at close of business on his start date of November 1, 2011.  The associated stock-based compensation of approximately $53 million will be recognized over the expected service period to the vesting date.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9 – Retirement Benefit Plans

The components of net periodic benefit costs for our non-contributory qualified defined benefit pension plan (Primary Plan) and non-contributory supplemental pension plans were as follows:

Pension Plans Net Periodic Benefit Expense
($ in millions)	Primary Plan		Supplemental Plans		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010	2011	2010
Service cost	$22	$22	$1	$-	$23	$22
Interest cost	62	62	3	3	65	65
Expected return on plan assets	(97)	(87)	-	-	(97)	(87)
Net amortization	35	59	5	5	40	64
Net periodic benefit expense	$22	$56	$9	$8	$31	$64

($ in millions)	Primary Plan		Supplemental Plans		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010	2011	2010
Service cost	$66	$66	$2	$1	$68	$67
Interest cost	186	186	9	10	195	196
Expected return on plan assets	(290)	(263)	-	-	(290)	(263)
Net amortization	103	177	12	14	115	191
Net periodic benefit expense	$65	$166	$23	$25	$88	$191

Postretirement Health and Welfare Plan Net Periodic (Income)
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010
Service cost	$-	$-	$-	$-
Interest cost	-	-	-	-
Expected return on plan assets	-	-	-	-
Net amortization	(6)	(6)	(19)	(18)
Net periodic (income)	$(6)	$(6)	$(19)	$(18)

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Voluntary Early Retirement Program (VERP)
In August 2011, we announced a VERP under which approximately 8,000 eligible associates had between September 1, 2011 and October 15, 2011 to elect to participate.  For the approximately 4,000 associates who elected to accept the VERP, we incurred a total charge of $176 million for enhanced retirement benefits which was recorded in the line item “Restructuring and management transition” in the unaudited Interim Consolidated Statements of Operations (see Note 10).  Enhanced retirement benefits of $133 million related to our Primary Plan decreased our overfunded status of the plan.  Enhanced retirement benefits of $36 million and $7 million related to our unfunded Supplemental Retirement Program (SRP) and Benefit Restoration Plan (BRP), respectively, increased the projected benefit obligation (PBO) of these plans.  In addition, we also incurred curtailment charges totaling $1 million related to our SRP and BRP as a result of the reduction in the expected years of future service related to these plans.  These curtailment charges were recorded in the line item “Restructuring and management transition” in the unaudited Interim Consolidated Statements of Operations (see Note 10).  As a result of these curtailments, the liabilities for our SRP and BRP were remeasured as of October 15, 2011.  The discount rate used for the October 15 remeasurements was 5.06% as compared to the year-end 2010 discount rate of 5.65%.   As of October 15, 2011, the PBOs of our SRP and BRP were increased by $71 million and $24 million, respectively.  As of October 29, 2011, the PBOs of our SRP and BRP were $216 million and $78 million, respectively.

Defined Contribution Plans
Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (a 401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain management associates. Total expense for our defined contribution plans for the third quarters of 2011 and 2010 was $16 million and $13 million, respectively, and is predominantly included in SG&A expense in the unaudited Interim Consolidated Statements of Operations. Total expense as of October 29, 2011 and October 30, 2010 was $48 million and $39 million, respectively.

Employer Contributions
Our policy with respect to funding the Primary Plan is to fund at least the minimum required by the Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Based on the funded status of our Primary Plan, we are not required to make a mandatory cash contribution to the Primary Plan under ERISA rules in 2011 or 2012.

Note 10 – Restructuring and Management Transition Charges

During the three and nine months ended October 29, 2011, we incurred $265 million and $297 million, respectively, of restructuring and management transition charges.  Restructuring and management transition charges include costs related to activities to streamline our supply chain and custom decorating operations,  the previously announced exit of our catalog and outlet businesses, cost savings initiatives to reduce home office expenses, the VERP and transition costs related to selected executive management.  These programs are expected to be substantially completed by the end of 2012.

Supply chain
As a result of streamlining our supply chain organization, during the three and nine months ended October 29, 2011, we recorded $16 million and $31 million, respectively, of increased depreciation and employee severance.  Increased depreciation resulted from shortening the useful lives of assets related to the closing and consolidating of selected facilities.

Exit catalog outlet stores
On October 16, 2011, we completed an asset purchase agreement to sell the assets related to the operations of our catalog outlet stores.  We sold fixed assets and inventory with combined net book values of approximately $31 million, for a total purchase price of $7 million, which resulted in a loss of $24 million.  During the three and nine months ended October 29, 2011, we recorded $6 million and $10 million, respectively, of severance costs related to the sale of our outlet stores.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Termination benefits
We recorded $12 million and $17 million of employee termination benefits for actions planned to reduce our home office expenses for the three and nine months ended October 29, 2011, respectively.

VERP
As a part of several restructuring and cost-savings initiatives designed to reduce salary and related costs across the Company, in the third quarter of 2011 we incurred a total charge of $179 million related to the VERP.  Charges included $176 million related to enhanced retirement benefits for the approximately 4,000 associates who accepted the VERP, $1 million related to curtailment charges for our SRP and BRP as a result of the reduction in the expected years of future service related to these plans (see Note 9), and we incurred an additional $2 million of costs associated with administering the VERP.

Management transition
During the three and nine months ended October 29, 2011, we recorded $27 million and $29 million, respectively, of management transition charges.  In June 2011, we announced that Ronald B. Johnson would become our Chief Executive Officer on November 1, 2011, succeeding Myron E. Ullman, III.  Mr. Ullman will remain Executive Chairman of the Board of Directors until January 27, 2012, at which time he will step down from the Company and our Board of Directors.  During the third quarter of 2011, we incurred charges of $10 million related to Mr. Ullman’s transition services compensation.  In October 2011, we announced that Michael Francis was appointed our President  and as part of his employment package, he was awarded a one-time sign-on bonus of $12 million.  During the three and nine months ended October 29, 2011, we recorded $5 million and $7 million, respectively, of other management transition charges.

The following table reconciles the activity for the restructuring and management transition liability during the nine months ended October 29, 2011:

($ in millions)	Supply Chain		Exit Catalog Outlet Stores		Termination Benefits	VERP		Management Transition		Other		Total
January 29, 2011	$-		$4		$4	$-		$-		$-		$8
Charges	31		34		17	179		29		7		297
Cash payments	(8)		(8)		(9)	-		(15)		-		(40)
Non-cash	(21)	(1)	(24)	(2)	-	(177)	(3)	(6)	(4)	(2)	(1)	(230)
October 29, 2011	$2		$6		$12	$2		$8		$5		$35

(1)	Amounts represent increased depreciation as a result of shortening the useful lives of assets associated with our supply chain and custom decorating operations.
(2)	Amount represents the loss on the sale of the catalog outlet stores.
(3)	Amount includes $133 million that reduced the prepaid status of our Primary Plan and $44 million that increased the unfunded status of our SRP and BRP.
(4)	Amount represents stock-based compensation expense related to management transitions.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 11 – Real Estate and Other, Net
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010
Real estate activities	$(8)	$(8)	$(30)	$(24)
Other	3	1	6	4
Total (income)	$(5)	$(7)	$(24)	$(20)

Real estate and other consists of ongoing operating income from our real estate subsidiaries whose primary investments are in REITs, as well as investments in 13 joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, other non-operating charges and credits, as well as asset impairment charges.

Note 12 – Income Taxes

The total amount of unrecognized tax benefits as of October 29, 2011 was $135 million compared to $162 million as of January 29, 2011.  The decrease included $27 million for settlements reached with tax authorities. As of the end of the third quarter of 2011, the uncertain tax position balance included $62 million that, if recognized, would lower the effective tax rate and would be reduced upon settlement by $22 million related to the federal tax deduction of state taxes. The remaining amounts reflect tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Due to deferred tax accounting, other than any interest or penalties incurred, the disallowance of the shorter deductibility period would not impact the effective tax rate, but would accelerate payment to the taxing authority.

Over the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $39 million ($1 million of which would impact the effective tax rate) if our tax position is sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Our accrued interest was $4 million and $3 million as of October 29, 2011 and January 29, 2011, respectively.  We did not have any penalties accrued as of either date.

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

As of October 29, 2011, we estimated our total potential environmental liabilities to range from $26 million to $33 million and recorded our best estimate of $27 million in other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of October 29, 2011, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

In connection with the sale of the operations of our outlet stores (see Note 10), we assigned leases on 10 outlet store locations to the purchaser.  As part of the assignment agreements, we became third guarantor for all 10 of the assigned lease agreements.  In the event of lease default by the purchaser, our maximum obligation under the lease guarantees, as of October 29, 2011, is $26 million, assuming acceleration of all lease payments.  The 10 leases have expiration dates beginning in June 2014 with the last lease expiring in November 2020.

Note 14 – Subsequent Event

On November 2, 2011, we completed our previously announced acquisition, pursuant to the asset purchase agreement dated October 12, 2011 (Purchase Agreement), to acquire the worldwide rights for the Liz Claiborne family of trademarks and related intellectual property, as well as the U.S. and Puerto Rico rights for the Monet trademarks and related intellectual property.  We have been the primary exclusive licensee for all Liz Claiborne and Claiborne branded merchandise in the U.S. and Puerto Rico since August 2010 under an original 10-year license agreement dated October 5, 2009.  As a result of the acquisition, we permanently added a number of well-established trademarks to our private and exclusive brands.

We allocated the purchase price of the acquisition to identifiable intangible assets based on their estimated fair values.  Intangible assets were valued using the relief from royalty and discounted cash flow methodologies which are considered Level 3 fair value measurements.  The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible assets. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates.  Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.  The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, cash flow projections and terminal value rates.  Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.

The consideration paid for the brands was $268 million with the entire purchase price allocated to the calculated fair values of the acquired trade names and recorded as intangible assets with indefinite lives at the acquisition date.  We incurred an insignificant amount of direct transaction costs as a result of this acquisition.  Pro forma financial information has not been provided as the acquisition did not have a material impact on our financial information.

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

This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements.  It should be read in conjunction with our consolidated financial statements as of January 29, 2011, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the year ended January 29, 2011 (2010 Form 10-K).  Unless otherwise indicated, all references to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Third Quarter Summary
•
Net loss was $143 million, or $0.67 per share, for the quarter compared to net income of $44 million, or $0.19 per share, last year.   Results this year included $265 million, or $0.78 per share, of restructuring and management transition charges.

•	Comparable store sales declined 1.6% for the quarter compared to last year’s third quarter.

•	We opened 32 Sephora inside jcpenney locations to bring our total to 308 locations.

•	We expanded MNG by Mango® to 500 locations and Call it Spring® by the ALDO Group to 505 locations.

•	Gross margin at 37.4% of sales declined 160 basis points compared to last year’s third quarter, primarily as a result of higher markdowns due to increased promotional activity.

•	Selling, general and administrative expenses (SG&A) improved 50 basis points to 31.2% of sales compared to third quarter last year.

•	Our non-cash qualified defined benefit pension plan (Primary Plan) expense for the third quarter was $34 million lower than last year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Recent Developments and Third Quarter Highlights
Acquisition of Liz Claiborne Brands
On November 2, 2011, we completed our previously announced acquisition, pursuant to the asset purchase agreement dated October 12, 2011 (Purchase Agreement), to acquire the worldwide rights for the Liz Claiborne family of trademarks and related intellectual property, as well as the U.S. and Puerto Rico rights for the Monet trademarks and related intellectual property.  We have been the primary exclusive licensee for all Liz Claiborne and Claiborne branded merchandise in the U.S. and Puerto Rico since August 2010 under an original 10-year license agreement dated October 5, 2009.  The consideration paid for the brands was $268 million with the entire purchase price allocated to the fair values of the acquired trade names and recorded as intangible assets with indefinite lives at the acquisition date.

Pricing Strategy
We are working to implement a change to our pricing strategy that is expected to launch in the spring of 2012.  Management is currently developing and evaluating our new strategy and we expect to incur charges in the fourth quarter related to implementing the strategy.

Gifting Grace™ and CLAD™
In early November 2011, we launched, in partnership with Hearst Magazines, two online retail businesses: Gifting Grace, a comprehensive online gifting resource for women and CLAD, aimed at men and offering an assortment of fashionable designer brands.  These two websites were created under our Growth Brands Division as part of our plans to pursue high potential growth opportunities in the retail sector.

Martha Stewart Living Omnimedia, Inc.
On December 6, 2011, we purchased 11 million newly issued shares of Class A common stock, par value $0.01 per share, of Martha Stewart Living Omnimedia, Inc. (MSLO) for an aggregate purchase price of $38.5 million. In connection with the Company's investment, the Company has the right to designate two members of MSLO's Board of Directors. Concurrently, we entered into a long-term commercial agreement with MSLO to create an in-store and online retail experience featuring Martha Stewart products.

Stockholders Agreement
On September 16, 2011, the Company entered into a stockholders agreement (the September Agreement) with Vornado Realty Trust and its controlled affiliates (collectively, Vornado), that terminates the stockholders agreement dated February 24, 2011 between the Company and Vornado.  Among other things, the September Agreement limits Vornado’s ownership of our common stock (including derivative securities whose value is derived from the value of our common stock) to 15.4% of our outstanding shares.  In connection with entry into the September Agreement, the Company concurrently amended its Stockholder Protection Rights Agreement dated as of October 15, 2010 to modify the definition of “Acquiring Person” to permit Vornado to acquire derivative securities in accordance with the September Agreement.

Stockholder Protection Rights Agreement
On October 14, 2011, our Stockholder Protection Rights Agreement expired in accordance with its terms.

Management Transitions
We had the following recent management transitions:

•	Ronald B. Johnson was elected Chief Executive Officer effective November 1, 2011.
•	Myron E. Ullman, III, former Chief Executive Officer, will step down as Executive Chairman of the Board of Directors effective January 27, 2012.
•	Michael R. Francis was elected President effective October 4, 2011.
•	Michael W. Kramer was elected Chief Operating Officer effective December 5, 2011.
•	Daniel E. Walker was elected Chief Talent Officer effective November 16, 2011.
•	Thomas M. Nealon, former Group Executive Vice President, left the Company for personal reasons effective December 1, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

In connection with these management transitions, we awarded the following:

•	One-time cash payments in the aggregate of $36 million, of which $12 million was paid during the third quarter.
•
Approximately 4.1 million restricted stock units, for a total value of approximately $131 million in the aggregate.  The stock-based compensation for the restricted stock units will be recognized ratably over the requisite service periods for the awards.

•
Accelerated vesting on approximately $14 million of outstanding stock-based compensation awards for the outgoing executives, of which $5 million was recognized during the third quarter with the remainder to be recognized in the fourth quarter.

Results of Operations
For the third quarter of 2011, we reported a net loss of $143 million or $0.67 per share, which included $265 million, or $0.78 per share, of restructuring and management transition charges.  Net income for the third quarter of 2010 was $44 million, or $0.19 per share.  On a comparable store basis, sales declined 1.6% for the quarter compared to last year’s third quarter.  Gross margin declined $146 million primarily as a result of higher markdowns due to increased promotional activity. SG&A expenses were $84 million better for the quarter compared to last year’s third quarter and were mainly driven by strong credit performance due to improved portfolio quality, as well as lower marketing expenses due to the elimination of catalog print media.  Our non-cash Primary Plan expense declined $34 million compared to last year as a result of positive market returns reflected in our plan assets at the 2010 year-end measurement date. Excluding restructuring and management transition charges and the non-cash impact of the Primary Plan, adjusted net income (non-GAAP) was $0.18 per share this year compared to $0.34 per share in last year’s third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Results of Operations

($ in millions, except EPS)	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010
Total net sales	$3,986	$4,189	$11,835	$12,056
Percent (decrease)/increase from prior year	(4.8)%	0.2%	(1.8)%	0.4%
Comparable store sales (decrease)/increase(1)	(1.6)%	1.9%	1.2%	1.5%
Gross margin	1,489	1,635	4,581	4,817
Operating expenses:
SG&A(2)	1,242	1,326	3,766	3,893
Primary plan	22	56	65	166
Supplemental pension plans	9	8	23	25
Total pension plans	31	64	88	191
Depreciation and amortization	127	128	383	379
Real estate and other, net	(5)	(7)	(24)	(20)
Restructuring and management transition(3)	265	-	297	-
Total operating expenses	1,660	1,511	4,510	4,443
Operating (loss)/income	(171)	124	71	374
Adjusted operating income (non-GAAP)(4)	116	180	433	540
Net interest expense	55	57	170	173
Bond premiums and unamortized costs	-	-	-	20
(Loss)/income before income taxes	(226)	67	(99)	181
Income tax (benefit)/expense	(83)	23	(34)	63
Net (loss)/income	$(143)	$44	$(65)	$118
Adjusted net income (non-GAAP)(4)	$38	$80	$161	$223

(Loss)/earnings per share – diluted	$(0.67)	$0.19	$(0.30)	$0.50
Adjusted EPS (non-GAAP) – diluted (4)	$0.18	$0.34	$0.73	$0.94
Average shares outstanding – diluted	213	238	219	238
Effective income tax rate	36.7%	34.3%	34.3%	34.8%
Ratios as a percentage of sales:
Gross margin	37.4%	39.0%	38.7%	40.0%
SG&A expenses(2)	31.2%	31.7%	31.8%	32.3%
Total operating expenses	41.7%	36.0%	38.1%	36.9%
Operating (loss)/income	(4.3)%	3.0%	0.6%	3.1%
Adjusted operating income (non-GAAP)(4)	2.9%	4.3%	3.7%	4.5%

(1)
Comparable store sales include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and Internet sales through jcp.com.  Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations.

(2)
Beginning in 2011, pre-opening expenses, previously reported as a separate operating expense line, are included in SG&A expense due to the immaterial nature of such expense in recent years.  The impact to the SG&A expense ratio for the three months and nine months ended October 30, 2010 was an increase of 10 basis points.

(3)
Beginning in the third quarter of 2011, restructuring and management transition charges were reported as a separate operating expense line. Previously, 2011 charges were included in real estate and other.

(4)	See “Non-GAAP Financial Measures” on the following page for a discussion of these non-GAAP measures and reconciliation to their most directly comparable GAAP financial measures.

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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges as well as the non-cash impact of our Primary Plan expense.  Unlike other operating expenses, restructuring and management transition charges are unrelated to our ongoing core business operations.  Additionally, Primary Plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of restructuring and management transition charges as well as the impact of the non-cash Primary Plan on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income; (2) adjusted net income; and (3) adjusted EPS - diluted.

Adjusted Operating Income. The following table reconciles operating (loss)/income, the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure:

($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010

Operating (loss)/income (GAAP)	$(171)	$124	$71	$374
As a percent of sales	(4.3)%	3.0%	0.6%	3.1%
Add: restructuring and management transition charges	265	-	297	-
Add: primary plan expense	22	56	65	166
Adjusted operating income (non-GAAP)	$116	$180	$433	$540
As a percent of sales	2.9%	4.3%	3.7%	4.5%

Adjusted Net Income and Adjusted Diluted EPS. The following table reconciles net (loss)/income and diluted (loss)/earnings per share, the most directly comparable GAAP financial measures, to adjusted net income and adjusted EPS - diluted, non-GAAP financial measures:

($ in millions, except EPS)	Three Months Ended			Nine Months Ended
	Oct. 29,		Oct. 30,	Oct. 29,	Oct. 30,
	2011		2010	2011	2010
Net (loss)/income (GAAP)	$(143)		$44	$(65)	$118
(Loss)/earnings per share – diluted (GAAP)	$(0.67)		$0.19	$(0.30)	$0.50
Add: restructuring and management transition charges, net of income tax of $98, $-, $111 and $-	167		-	186	-
Add: primary plan expense, net of income tax of
$8, $20, $25 and $61	14		36	40	105
Adjusted net income (non-GAAP)	$38		$80	$161	$223
Adjusted EPS – diluted (non-GAAP)	$0.18	(1)	$0.34	$0.73 (1)	$0.94

(1) Average shares outstanding – diluted of 215 million and 221 million for the three and nine months ended October 29, 2011, respectively were used for these calculations as adjusted net income was positive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Total Net Sales
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010
Total net sales	$3,986	$4,189	$11,835	$12,056
Sales percent (decrease)/increase:
Total net sales	(4.8)%	0.2%	(1.8)%	0.4%
Comparable store sales	(1.6)%	1.9%	1.2%	1.5%

Total net sales decreased $203 million in the third quarter of 2011 compared to the third quarter of 2010.  For the first nine months of 2011, total net sales decreased $221 million from the same period last year.  The components of the changes in net sales were as follows:

($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010
Comparable store sales (decrease)/increase	$(65)	$77	$134	$167
Non-comparable store sales (decrease)/increase	(2)	2	15	77
Sales through catalog print media and outlet stores (decrease)	(136)	(69)	(370)	(194)
Total net sales (decrease)/increase	$(203)	$10	$(221)	$50

Comparable store sales decreased 1.6% in the third quarter of 2011 due to the softer than expected selling environment.   Comparable store sales in last year’s third quarter increased 1.9%.  Internet sales through jcp.com, which are included in comparable store sales, decreased 5.4% to $341 million in the third quarter this year. Non-comparable store sales reflect sales from three new stores opened and six stores closed subsequent to last year’s third quarter, along with two stores that reopened after being closed for an extended period.  As expected, catalog print media and outlet store sales declined in the quarter due to the exit from the catalog business.  Total net sales declined 4.8% to $3,986 million compared with $4,189 million last year.

During the third quarter, off-mall traffic increased compared with last year, while mall traffic declined. Conversion rates for both mall and off-mall stores were above last year levels.   The number of store transactions increased in the quarter, while the number of units sold and units per transaction declined. Our average unit retail in jcpenney department stores for the third quarter of 2011 increased slightly compared to the third quarter of 2010.  Private and exclusive brands found only at jcpenney were 56% of total merchandise sales for the third quarter of 2011, consistent with the third quarter of 2010.

Geographically, our best performance was in the southeast region, and the weakest was in the northeast region. Women’s accessories and Men’s apparel were our best performing divisions for the quarter, while Home experienced the weakest results.

For the first nine months of 2011, comparable store sales increased 1.2%, while comparable store sales in last year’s first nine months increased 1.5%.  Internet sales through jcp.com, which are included in comparable store sales, increased 1.2% to $1,043 million.  The contribution of sales from non-comparable stores declined due to the effect of fewer non-comparable stores this year compared to last year. As expected, catalog print media and outlet store sales declined in the first nine months due to the exit from the catalog business.  Total net sales decreased 1.8% to $11,835 million compared with $12,056 million last year.

In the third quarter of 2011, we opened 32 Sephora inside jcpenney locations, bringing our total to 308 locations compared to 231 locations at the end of the third quarter of 2010.  Also during the quarter, we expanded MNG by Mango to 500 locations and Call It Spring by the ALDO Group to 505 locations as of the end of the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Store Count
The following table provides the number of stores and gross selling space for the third quarter and first nine months of 2011 and 2010:

	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010
jcpenney department stores
Beginning of period	1,103	1,107	1,106	1,108
Stores opened	1	-	3	2
Closed stores	-	-	(5)	(3)
End of period(1)	1,104	1,107	1,104	1,107

The Foundry Big & Tall Supply Co.(2)	10	-	10	-

(1)	Gross selling space was 111 million square feet as of October 29, 2011 and 112 million square feet as of October 30, 2010.
(2)	Gross selling space was 51 thousand square feet as of October 29, 2011.

Gross Margin
Gross margin for the third quarter of 2011 decreased $146 million to $1,489 million as compared to $1,635 million in last year’s third quarter.  The decline in gross margins was due primarily to higher markdowns as a result of increased promotional activity.  Gross margin was further impacted by the exit from the catalog business and certain non-comparable free shipping offers for jcp.com combined with higher delivery costs.  As a percent of sales, the gross margin rate decreased 160 basis points to 37.4% compared to 39.0% for the same period last year.

Through the first nine months of 2011, gross margin decreased 130 basis points to 38.7% of sales, or $4,581 million, compared with 40.0% of sales, or $4,817 million, for the first nine months of 2010.

SG&A Expenses
SG&A expenses for the quarter decreased $84 million to $1,242 million compared to $1,326 million in last year’s third quarter.  The reduction was mainly driven by benefits from our private label credit card, lower marketing expenses due to the elimination of catalog print media and expense savings realized from cost reduction initiatives.   SG&A expense reductions were partially offset by continued investment in Sephora inside jcpenney and our Growth Brand Divisions, including The Foundry Big & Tall Supply Co., Gifting Grace and CLAD.  As a percent of sales, SG&A expenses decreased 50 basis points to 31.2% compared to 31.7% in the third quarter of 2010.

For the first nine months of 2011, SG&A expenses decreased $127 million to $3,766 million compared to $3,893 million last year, mainly attributable to lower marketing expenses due to the elimination of catalog print media.  As a percent of sales, SG&A expenses decreased 50 basis points to 31.8% compared to 32.3% in the first nine months of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Pension Expense
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010
Primary pension plan	$22	$56	$65	$166
Supplemental pension plans	9	8	23	25
Total	$31	$64	$88	$191

Total pension expense consists of non-cash primary pension plan expense and supplemental pension plans expense.  For the third quarter of 2011, Primary Plan expense decreased $34 million to $22 million compared to $56 million in the third quarter of 2010.  The decrease was primarily a result of higher returns on our pension plan assets as of the 2010 year-end measurement date due to positive market returns. The supplemental pension plan expense increased $1 million to $9 million compared to the third quarter of 2010.  For the first nine months of 2011, our Primary Plan expense decreased $101 million to $65 million and our supplemental pension plan expense decreased $2 million to $23 million.

Depreciation and Amortization Expenses
Depreciation and amortization expenses in the third quarter of 2011 decreased $1 million to $127 million from $128 million for the comparable 2010 period. Depreciation and amortization expenses for the first nine months of 2011 increased $4 million to $383 million, compared with $379 million for the same 2010 period.

Restructuring and Management Transition Charges
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010
Supply chain	$16	$-	$31	$-
Exit catalog outlet stores	30	-	34	-
Termination benefits	12	-	17	-
Voluntary early retirement program (VERP)	179	-	179	-
Management transition	27	-	29	-
Other	1	-	7	-
Total	$265	$-	$297	$-

During the three and nine months ended October 29, 2011, we incurred $265 million and $297 million, respectively, of restructuring and management transition charges.  Restructuring and management transition charges include costs related to activities to streamline our supply chain and custom decorating operations, the previously announced exit of our catalog and outlet businesses, cost savings initiatives to reduce home office expenses, the VERP and transition costs related to selected executive management.

Supply chain
As a result of streamlining our supply chain organization, during the three and nine months ended October 29, 2011, we recorded $16 million and $31 million, respectively, of increased depreciation and employee severance.  Increased depreciation resulted from shortening the useful lives of assets related to the closing and consolidating of selected facilities.

Exit catalog outlet stores
On October 16, 2011, we completed an asset purchase agreement to sell the assets related to the operations of our catalog outlet stores.  We sold fixed assets and inventory with combined net book values of approximately $31 million, for a total purchase price of $7 million, which resulted in a loss of $24 million.  During the three and nine months ended October 29, 2011, we recorded $6 million and $10 million, respectively, of severance costs related to the sale of our outlet stores.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Termination benefits
We recorded $12 million and $17 million of employee termination benefits for actions planned to reduce our home office expenses for the three and nine months ended October 29, 2011, respectively.

VERP
As a part of several restructuring and cost-savings initiatives designed to reduce salary and related costs across the Company, in the third quarter of 2011 we incurred a total charge of $179 million related to the VERP.  Charges included $176 million related to enhanced retirement benefits for the approximately 4,000 associates who accepted the VERP, $1 million related to curtailment charges for our SRP and BRP as a result of the reduction in the expected years of future service related to these plans, and we incurred an additional $2 million of costs associated with administering the VERP.

Management transition
During the three and nine months ended October 29, 2011, we recorded $27 million and $29 million, respectively, of management transition charges.  In June 2011, we announced that Ronald B. Johnson would become our Chief Executive Officer on November 1, 2011, succeeding Myron E. Ullman, III.  Mr. Ullman will remain Executive Chairman of the Board of Directors until January 27, 2012, at which time he will step down from the Company and our Board of Directors.  During the third quarter of 2011, we incurred charges of $10 million related to Mr. Ullman’s transition services compensation.  In October 2011, we announced that Michael Francis was appointed our President and as part of his employment package, he was awarded a one-time sign-on bonus of $12 million.   During the three and nine months ended October 29, 2011, we recorded $5 million and $7 million, respectively, of other management transition charges.

Real Estate and Other, Net
($ in millions)	Three Months Ended		Nine Months Ended
	Oct. 29,	Oct. 30,	Oct. 29,	Oct. 30,
	2011	2010	2011	2010
Real estate activities	$(8)	$(8)	$(30)	$(24)
Other	3	1	6	4
Total (income)	$(5)	$(7)	$(24)	$(20)

Real estate and other consists of ongoing operating income from our real estate subsidiaries whose primary investments are in REITs, as well as investments in 13 joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, other non-operating charges and credits, as well as asset impairment charges.

Operating (Loss)/Income
For the third quarter of 2011, we reported an operating loss of $171 million compared to operating income of $124 million in the same period last year.  Excluding the impact of our restructuring and management transition charges and the non-cash Primary Plan expense, adjusted operating income (non-GAAP) totaled $116 million, or 2.9% of sales, compared to $180 million, or 4.3% of sales in the third quarter of 2010, a decline of 140 basis points.  For the first nine months of 2011, operating income was $71 million compared with $374 million in the same period last year.  Excluding the impact of our restructuring and management transition charges and the non-cash Primary Plan expense, adjusted operating income (non-GAAP) totaled $433 million, or 3.7% of sales, compared to $540 million, or 4.5% of sales, for the first nine months of 2011, a decline of 80 basis points.

Net Interest Expense and Bond Premiums and Unamortized Costs
Net interest expense for the third quarter of 2011 declined $2 million to $55 million compared with last year’s third quarter at $57 million.  For the first nine months of 2011, interest expense was $170 million compared to $173 million in the first nine months of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

In the first nine months of 2010, we incurred approximately $20 million in additional expenses, consisting primarily of bond premiums paid in connection with a debt tender offer that was completed in May 2010.

Income Taxes
The effective income tax rate for the third quarter was 36.7% compared to 34.3% last year.  The year-over-year change is primarily due to lower book income and certain non-deductible management transition charges.  In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.  Our effective income tax rate for the first nine months of 2011 was 34.3% compared with 34.8% for the first nine months of 2010.  The year-over-year decline in the tax rate resulted mainly from lower book income combined with higher wage credits.

Liquidity and Capital Resources

As of October 29, 2011, our cash and cash equivalents balance was $1,085 million, which reflects $900 million of cash used for the Company’s common stock repurchase program that totaled 24.4 million shares that was completed in May 2011. The foundation of our strong liquidity position is our cash and cash equivalents balance and our $1,250 million revolving credit facility entered into in April 2011.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	Nine Months Ended
	Oct. 29,	Oct. 30,
	2011	2010

Cash and cash equivalents	$1,085	$1,666
Merchandise inventory	4,376	4,267
Property and equipment, net	5,242	5,285

Long-term debt, including current maturities	3,102	3,099
Stockholders’ equity	4,522	4,941
Total capital	7,624	8,040

Additional amounts available under our credit agreement	1,250	750
Cash flow from operating activities	(133)	(518)
Free cash flow (non-GAAP financial measure)(1)	(736)	(707)
Capital expenditures	469	380
Dividends paid	135	142
Ratios:
Debt-to-total capital(2)	40.7%	38.5%
Cash-to-debt(3)	35.0%	53.8%

(1)	See page 27 and 28 for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.
(2)	Long-term debt, including current maturities, divided by total capital.
(3)	Cash and cash equivalents divided by long-term debt, including current maturities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Cash and Cash Equivalents
We ended the third quarter of 2011 with $1,085 million in cash and cash equivalents, which represents 35% of our $3,102 million of outstanding long-term debt, including current maturities.  During the first nine months of 2011, we used $900 million of cash balances to fund the repurchase of 24.4 million shares of Company common stock.

Operating Activities
Our operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of our sales, profits and operating cash flows are realized.

Cash flow from operating activities improved from the same period last year primarily due to last year’s $392 million voluntary cash contribution to our Primary Plan.  No such contribution was made during the current year.

Merchandise inventory increased $109 million, or 2.6% over last year, and is in line with our projected sales trend for the fourth quarter. For the same period last year, inventory increased 6.2%.

Investing Activities

($ in millions)	Nine Months Ended
	Oct. 29,	Oct. 30,
Net cash (used in)/provided by:	2011	2010
Capital expenditures	$(469)	$(380)
Proceeds from sale of assets	1	4
Proceeds from joint venture cash distribution	53	-
Investing activities	$(415)	$(376)

Capital expenditures were $469 million for the first nine months of 2011, compared with $380 million for the same period last year. Capital spending was primarily for renewals and modernizations, three new jcpenney department stores, new Sephora inside jcpenney locations as well as Call it Spring and MNG by Mango.  During 2011, we opened 77 Sephora inside jcpenney locations, of which 32 were opened in the third quarter, bringing the total to 308.  During 2011, we also opened 423 MNG by Mango and 502 Call it Spring shops of which 208 and 405, respectively, were opened during the third quarter.  Total MNG by Mango and Call it Spring shops open as of October 29, 2011 were 500 and 505, respectively. Capital expenditures for the remainder of 2011 are expected to be funded with cash flow from operations and existing cash and cash equivalent balances.  We anticipate full year 2011 capital expenditures to be approximately $650 million.

We received a $53 million cash distribution from one of our real estate joint ventures as a result of a refinancing transaction.

During the first nine months of 2010, we opened 76 Sephora inside jcpenney locations and two new jcpenney department stores.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

Financing Activities

($ in millions)	Nine Months Ended
	Oct. 29,	Oct. 30,
Net cash provided by/(used in):	2011	2010
Proceeds from issuance of long-term debt	-	392
Payments of long-term debt and financing costs	(15)	(707)
Dividends paid	(135)	(142)
Proceeds from the issuance of stock warrant	50	-
Stock repurchase program	(900)	-
Other	11	6
Financing activities	$(989)	$(451)

During the first half of 2011, we completed our share buyback program authorized by the Board of Directors in February. Through open market transactions we repurchased approximately 24.4 million shares at a cost of $900 million and an average share price of $36.98.  Additionally in June 2011, we received proceeds of $50 million for the sale of a warrant on 7.3 million shares of J. C. Penney Company, Inc. common stock to Ronald B. Johnson prior to the commencement of his employment on November 1, 2011.  In April 2011, we paid $15 million of fees related to the renewal of our credit facility.

On March 1, 2010, we repaid at maturity $393 million principal amount of 8.0% Notes due 2010.  On May 24, 2010, we accepted for purchase $300 million principal amount of JCP’s outstanding 6.375% Senior Notes due 2036, which were validly tendered pursuant to a cash tender offer.  Also on May 24, 2010, we closed on our offering of $400 million aggregate principal amount of 5.65% Senior Notes due 2020 and used proceeds of the offering, net of underwriting discounts, of approximately $392 million to make a voluntary cash contribution to the Primary Plan.

As authorized by the Board of Directors, we paid quarterly dividends of $0.20 per share during 2011 and 2010.

Free Cash Flow (Non-GAAP Financial Measure)
Free cash flow is a key financial measure of our ability to generate additional cash from operating our business and in evaluating our financial performance. We define free cash flow as cash flow from operating activities excluding discretionary cash contributions to our Primary Plan and any associated cash tax impacts, less capital expenditures and dividends paid, plus the proceeds from the sale of assets. Adjustments to exclude discretionary pension plan contributions are more indicative of our ability to generate cash flows from operating activities. We believe discretionary contributions to our pension plan are more reflective of financing transactions to reduce off-balance sheet debt relating to the pension liability. We believe that free cash flow is a relevant indicator of our ability to repay maturing debt, revise our dividend policy or fund other uses of capital that we believe will enhance stockholder value. Free cash flow is limited and does not represent remaining cash flow available for discretionary expenditures due to the fact that the measure does not deduct payments required for debt maturities, pay-down of off-balance sheet pension debt and other obligations or payments made for business acquisitions. Therefore, it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—(Continued)

The following table reconciles net cash (used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

($ in millions)	Nine Months Ended
	Oct. 29,	Oct. 30,
	2011	2010
Net cash (used in) operating activities (GAAP)	$(133)	$(518)
Add:
Discretionary pension contribution	-	392
Proceeds from sale of assets	1	4
Less:
Tax benefit of pension contribution	-	(63)
Capital expenditures	(469)	(380)
Dividends paid, common	(135)	(142)
Free cash flow (non-GAAP)	$(736)	$(707)

As of the end of the third quarter, our free cash flow decreased $29 million to negative $736 million compared to a negative $707 million in the same period last year, which reflects less cash used by operations somewhat offset by an increase in capital expenditures relating primarily to store renewals and renovations, including new Sephora inside jcpenney locations, MNG by Mango and Call it Spring.

Cash Flow Outlook
For the remainder of 2011, we believe that our cash flow generated from operations, combined with our existing cash and cash equivalents will be adequate to fund capital expenditures, working capital and dividend payments.  We believe that our financial position continues to provide the financial flexibility to support our growth initiatives.

In October 2011, we entered into an asset purchase agreement to acquire the worldwide rights for the Liz Claiborne family of brands as well as the U.S. and Puerto Rico rights for the Monet brand for a purchase price of $268 million.  The purchase agreement closed on November 2, 2011, and the purchase price was funded through existing cash and cash equivalents.

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

The 2011 Credit Facility is secured by our merchandise inventory, which security interest can be released upon attainment of certain credit rating levels.  Pricing under the 2011 Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. JCP’s obligations under the 2011 Credit Facility are guaranteed by J. C. Penney Company, Inc.  As of Oct. 29, 2011, we were in compliance with our required financial covenants.  As of such date, our leverage ratio was 2.2 to 1, our fixed charge coverage ratio was 3.5 to 1 and our asset coverage ratio was 28 to 1.

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

Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2010 Form 10-K.  Our unrecorded contractual obligations related to merchandise have decreased since year end primarily due to the seasonality of our business and updates to our supplier base in the ordinary course of business.

Inflation
While inflation did not significantly impact our results of operations during the first nine months of 2011, the retail industry has experienced inflationary cost increases.  We have experienced cost increases primarily in the later part of 2011 driven primarily by rising costs for cotton and petroleum based textiles.  We have programs in place to mitigate the effects of inflation that include adjusting our product mix, leveraging our sourcing capabilities, and where appropriate, increasing prices and reducing our promotional activity. Our direct sourcing operation enables us to leverage our more than 50 years of relationships with major overseas suppliers, which has allowed us to source merchandise more cost effectively than some of our competitors.

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

There have been no changes to our critical accounting policies during the first nine months of 2011.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2010 Form 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 2 to the unaudited Interim Consolidated Financial Statements.

Seasonality

The results of operations and cash flows for the third quarter and first nine months of 2011 are not necessarily indicative of the results for the entire year.  Our annual earnings depend to a great extent on the results of operations for the last quarter of our fiscal year when a significant portion of our sales and profits are recorded.

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

Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, trade restrictions, changes in pricing strategies, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information and legal and regulatory proceedings.   Furthermore, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results.

For additional discussion on risks and uncertainties, see Risk Factors in Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 as updated by the Risk Factors in Part II, Item 1A of this Form 10-Q and subsequent filings. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at October 29, 2011 are similar to those disclosed in the 2010 Form 10-K.

Item 4. Controls and Procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the third quarter ended October 29, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors.

The risk factors listed below update and supersede the below risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended July 30, 2011.

The retail industry is highly competitive, which could adversely impact our sales and profitability.

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, associates, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses, including the Internet, and other forms of retail commerce. Some competitors are larger than jcpenney, have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation and credit availability.  The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, launches of Internet websites, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability. We are planning changes to our pricing strategy for fiscal 2012, which could cause our sales to decline as our customers adjust to the new pricing strategy.  There can be no assurance that our new strategy, or any future modification of our strategies, will be successful or result in improved operating results or productivity.

Our operations are dependent on information technology systems; disruptions in those systems could have an adverse impact on our results of operations.

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale systems in the stores, our Internet website, data centers that process transactions, communication systems and various software applications used throughout our Company to track inventory flow, process transactions and generate performance and financial reports. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems.  Such difficulties could lead to significant expenses or to losses due to disruption in business operations.  We are pursuing complex initiatives to transform our information technology systems and the risk of system disruption is increased in periods where such complex and significant systems changes are undertaken.  There can be no assurances that we will successfully launch these systems as planned or that they will occur without disruptions to our operations.  In addition, despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur. This could lead to loss of sales or profits, cause our customers to lose confidence in our ability to protect their personal information which could lead to lost future sales or cause us to incur significant costs to reimburse third parties for damages, any of which could have an adverse impact on our results of operations. In addition, the continued realization of the benefits of our centralized buying and allocation processes and systems and our Internet platform are key elements of our ability to meet our long-term customer and financial goals. The effectiveness of these technology systems is an important component of our ability to have the right inventory at the right place, time and price.

As a result of their ownership stakes in the Company, our largest stockholders have the ability to materially influence actions to be taken or approved by our stockholders. These stockholders are represented on our Board of Directors and, therefore, also have the ability to materially influence actions to be taken or approved by our Board.

As of December 2, 2011, Pershing Square Capital Management L.P., PS Management GP, LLC and Pershing Square GP, LLC (together “Pershing Square”) beneficially owned approximately 18.3% of the outstanding shares of our common stock. Pershing Square has additional economic exposure to approximately 7.8% of the outstanding shares of our common stock under cash-settled total return swaps, bringing their total aggregate economic exposure to approximately 26.1% of the outstanding shares of our common stock.  William A. Ackman, Chief Executive Officer of Pershing Square Capital Management, is one of our directors.

Item 1A. Risk Factors—(Continued)

As of December 2, 2011, Vornado Realty Trust, Vornado Realty L.P., VNO Fashion LLC and VSPS I L.L.C. (together “Vornado”) beneficially owned approximately 11.0% of the outstanding shares of our common stock. Steven Roth, Chairman of the Board of Trustees of Vornado Realty Trust, is one of our directors.

Together, Pershing Square and Vornado owned approximately 29.3% of our outstanding shares as of December 2, 2011 and had aggregate economic exposure to approximately 37.0% of our outstanding shares.  Pershing Square and Vornado have each stated that they intend to consult with each other in connection with their respective investments in our common stock.  Pershing Square and Vornado have the ability to materially influence actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. Pershing Square and Vornado also have the ability to materially influence actions to be taken or approved by our Board.

On August 19, 2011, we entered into a stockholder agreement with Pershing Square that, among other things, prohibits Pershing Square from purchasing shares of our common stock and derivative securities whose value is derived from the value of our common stock in excess of 26.1% of the shares of our common stock outstanding and permits Pershing Square to designate one member of our Board of Directors.  Pursuant to the August stockholder agreement, Pershing Square will be able to direct the vote of between 15%-16.5% of the shares of our common stock outstanding (depending on their ownership percentage of our common stock and related derivative securities) and will be required to vote the number of any excess shares of our common stock that they beneficially own to be present and voted at stockholder meetings either as recommended by our Board of Directors or in direct proportion to how all other stockholders vote.

On September 16, 2011, we entered into a stockholder agreement with Vornado that, among other things, prohibits Vornado from purchasing shares of our common stock and derivative securities whose value is derived from the value of our common stock in excess of 15.4% of the shares of our common stock outstanding and permits Vornado to designate one member of our Board of Directors.  Pursuant to the September stockholder agreement, Vornado will be able to direct the vote of between 9%-9.9% of the shares of our common stock outstanding (depending on their ownership percentage of our common stock and related derivative securities) and will be required to vote the number of any excess shares of our common stock that they beneficially own to be present and voted at stockholder meetings either as recommended by our Board of Directors or in direct proportion to how all other stockholders vote.

Part II. Other Information–(Continued)
Item 6. Exhibits.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 15, 2011	8-K	001-15274	3.1	7/18/2011
10.1	Stockholders Agreement, dated August 19, 2011, between J. C. Penney Company, Inc. and Pershing Square Capital Management, L.P.	8-K	001-15274	10.1	8/19/2011
10.2	Transition Services Agreement dated as of August 22, 2011 between J. C. Penney Company, Inc. and Myron E. Ullman, III	8-K	001-15274	10.1	8/25/2011
10.3	Stockholders Agreement, dated September 16, 2011, between J. C. Penney Company, Inc. and Vornado Realty Trust and its controlled affiliates	8-K	001-15274	10.1	9/19/2011
10.4	Letter Agreement between J. C. Penney Company, Inc. and Michael R. Francis	8-K	001-15274	10.1	10/3/2011
10.5	Form of Executive Termination Pay Agreement between J. C. Penney Corporation, Inc. and Michael R. Francis	8-K	001-15274	10.2	10/3/2011
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By /s/ Dennis P. Miller
Dennis P. Miller
Senior Vice President and Controller
(Principal Accounting Officer)

Date: December 7, 2011