Form 10-K
period 2012-01-28
J C PENNEY CO INC
filed 2012-03-28
CIK 1166126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (July 30, 2011). $4,623,250,578

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

218,299,029 shares of Common Stock of 50 cents par value, as of March 19, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2012 Proxy Statement	Part III

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

Since our founding by James Cash Penney in 1902, we have grown to be a major retailer, operating 1,102 department stores in 49 states and Puerto Rico as of January 28, 2012. Our fiscal year ends on the Saturday closest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2011 ended on January 28, 2012; fiscal year 2010 ended on January 29, 2011; and fiscal year 2009 ended on January 30, 2010. Each consisted of 52 weeks.

Our business consists of selling merchandise and services to consumers through our department stores and through our Internet website at jcp.com. Department stores and Internet generally serve the same type of customers and provide virtually the same mix of merchandise, and department stores accept returns from sales made in stores and via the Internet. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside jcpenney and home furnishings. In addition, our department stores provide our customers with services such as styling salon, optical, portrait photography and custom decorating.

Our merchandise mix of total net sales over the last three years was as follows:

	2011	2010	2009
Women’s apparel	25%	24%	24%
Men’s apparel and accessories	20%	20%	19%
Home	15%	18%	19%
Women’s accessories, including Sephora	12%	12%	11%
Children’s apparel	12%	11%	11%
Family footwear	7%	7%	7%
Fine jewelry	4%	4%	4%
Services and other	5%	4%	5%

	100%	100%	100%

Business Strategy

On January 25-26, 2012, we announced our plans to become America’s favorite store. As of February 1, 2012, we introduced a new pricing and promotional strategy as well as a new personality for jcpenney and we began implementation of the remaining three pillars of our strategy. Our transformational strategy is based on 6 P’s of retail – price, promotion, personality, product, presentation and place – as outlined below:

•	Price. Our new pricing strategy is called Fair and SquareTM and includes three types of prices: (1) everyday, (2) month-long and (3) best or our lowest prices.
•	Promotion. Our new brand marketing campaign showcases our products, highlights our new pricing strategy and focuses on 12 promotional events each year corresponding and themed to each calendar month.
•	Personality. We are revitalizing our brand to honor our century-old legacy and introduced a new logo that is evocative of everything we stand for: Fair and Square.
•	Product. We are making substantial changes in our merchandise and plan to add more global brands into our merchandise assortment.
•

Presentation and Place. We plan to re-organize our department stores into separately curated stores, shops and boutiques known as The ShopsTM that will align a pathway through our stores known as The StreetTM, which will surround The SquareTM, a re-imagined center core experience offering attractions and services.

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

Trademarks

The jcpenney®, Fair and Square, Liz Claiborne®, Okie Dokie®, Worthington®, east5th®, a.n.a®, St. John’s Bay®, The Original Arizona Jean Company®, Ambrielle®, Decree®, Linden Street™, Article 365®, Uproar®, Stafford®, J. Ferrar®, jcpenney Home Collection® and Studio by jcpenney Home Collection® trademarks, as well as certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We consider our marks and the accompanying name recognition to be valuable to our business.

Website Availability

We maintain Internet websites at www.jcpenney.com and www.jcpenney.net and make available free of charge through these websites our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments to those reports, as soon as reasonably practicable after the materials are electronically filed with or furnished to the Securities and Exchange

Commission. In addition, our websites also provide press releases, access to webcasts of management presentations and other materials useful in evaluating our Company.

Suppliers

We have a diversified supplier base, both domestic and foreign, and are not dependent to any significant degree on any single supplier. We purchase our merchandise from over 2,500 domestic and foreign suppliers, many of which have done business with us for many years. In addition to our Plano, Texas home office, we, through our international purchasing subsidiary, maintained buying and quality assurance inspection offices in 15 foreign countries as of January 28, 2012.

Employment

The Company and its consolidated subsidiaries employed approximately 159,000 full-time and part-time associates as of January 28, 2012.

Environmental Matters

Environmental protection requirements did not have a material effect upon our operations during 2011. It is possible that compliance with such requirements (including any new requirements) would lengthen lead time in expansion or renovation plans and increase construction costs, and therefore operating costs, due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As of January 28, 2012, we estimated our total potential environmental liabilities to range from $21 million to $27 million and recorded our best estimate of $21 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Executive Officers of the Registrant

The following is a list, as of March 1, 2012, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP. References to Company positions held during fiscal years 2001 and earlier (prior to the creation of the holding company) are for JCP. There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age

Ronald B. Johnson	Chief Executive Officer	53

Michael R. Francis	President	49

Michael W. Kramer	Chief Operating Officer	47

Daniel E. Walker	Chief Talent Officer	61

Michael P. Dastugue	Executive Vice President and Chief Financial Officer	47

Janet Dhillon	Executive Vice President, General Counsel and Secretary	49

Dennis P. Miller	Senior Vice President and Controller	59

Mr. Johnson has served as Chief Executive Officer of the Company since November 2011. He previously served as Senior Vice President, Retail of Apple, Inc. Prior to joining Apple in 2000, he held a variety of positions with Target Corporation, including Senior Vice President of Merchandising. During his tenure at Target, Mr. Johnson had responsibility for such categories as Men’s Apparel, Women’s Apparel and Accessories, Children’s and Home. He has served as a director of the Company and as a director of JCP since 2011.

Mr. Francis has served as President of the Company since October 2011. Prior to joining the Company, he was Executive Vice President and Chief Marketing Officer for Target Corporation. Mr. Francis began his 25-year merchandising and marketing career in 1985 as an executive trainee with Marshall Field’s in Chicago, which was acquired by Target in 1990. He held a series of positions of increasing responsibility at Target including Media Manager, Advertising Director, Marketing Vice President and Executive Vice President, Marketing before being named Chief Marketing Officer in 2008.

Mr. Kramer has served as Chief Operating Officer of the Company since December 2011. Prior to joining the Company, he was President and Chief Executive Officer of Kellwood Company. From 2005 to 2008, Mr. Kramer was Executive Vice President and Chief Financial Officer at Abercrombie & Fitch. From 2000 to 2005, he was at Apple, Inc., where he served as Chief Financial Officer of Apple retail. Mr. Kramer previously held key financial leadership roles with The Limited, Pizza Hut and Einstein Noah Bagel Corporation.

Mr. Walker has served as Chief Talent Officer of the Company since November 2011. He served as Chief Talent Officer for Apple, Inc. from 2000 to 2004 and as Vice President of Human Resources at Gap from 1986 to 1992. Mr. Walker founded and led The Human Revolution Studios prior to joining the Company, and Daniel Walker and Associates, an executive search and consulting firm, prior to joining Apple. Prior to joining Gap, he was Director of Human Resources for the Specialty Retail Group at General Mills and worked for Lazarus Department Stores, a division of Federated Department Stores.

Mr. Dastugue has served as Executive Vice President and Chief Financial Officer of the Company since January 2011 and served as Senior Vice President, Finance, from 2010 to 2011. Since 1991, he has held a series of positions of increasing responsibility with the Company, including Vice President and Treasurer from 2000 to 2004, Senior Vice President, Director of Corporate Finance in 2005 and Senior Vice President, Director of Property Development from 2005 to 2010. He has served as a director of JCP since January 2011.

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

We face uncertainties in connection with the implementation of our strategies to transform our business.

In 2011, we recruited a new executive team and announced plans to transform our business, including changes in our pricing strategy, marketing cadence, store layout and merchandise assortments. The success of our transformation is subject to both the risks affecting our business generally and the inherent difficulties associated with implementing our new strategies and is largely dependent on the skills, experience, and efforts of our management and other associates. The loss of the services of one or more key operations executives or of numerous associates with essential skills could have an adverse impact on our business. Our transformational plan involves the re-imagining of some of our business practices and may result in a restructuring of our traditional vendor arrangements, including the sharing of certain costs and expenses. There is no assurance that we will be able to successfully implement these strategic initiatives, which may result in an adverse impact on our business and financial results. In addition, the changes to our pricing strategies announced in January 2012 could result in a prolonged decline in sales. There can be no assurance that our new pricing, marketing and merchandising strategies, or any future modifications of our strategies, will be successful or result in improved operating results or productivity.

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

As of March 1, 2012, Pershing Square Capital Management L.P., PS Management GP, LLC and Pershing Square GP, LLC (together “Pershing Square”) beneficially owned approximately 18.0% of the outstanding shares of our common stock. Pershing Square has additional economic exposure to approximately 7.6% of the outstanding shares of our common stock under cash-settled total return swaps, bringing their total aggregate economic exposure to approximately 25.6% of the outstanding shares of our common stock. William A. Ackman, Chief Executive Officer of Pershing Square Capital Management, is one of our directors.

As of March 1, 2012, Vornado Realty Trust, Vornado Realty L.P., VNO Fashion LLC and VSPS I L.L.C. (together “Vornado”) beneficially owned approximately 10.8% of the outstanding shares of our common stock. Steven Roth, Chairman of the Board of Trustees of Vornado Realty Trust, is one of our directors.

Together, Pershing Square and Vornado owned approximately 28.8% of our outstanding shares as of March 1, 2012 and had aggregate economic exposure to approximately 36.4% of our outstanding shares. Pershing Square and Vornado have each stated that they intend to consult with each other in connection with their respective investments in our common stock. Pershing Square and Vornado have the ability to materially influence actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. Pershing Square and Vornado also have the ability to materially influence actions to be taken or approved by our Board.

On August 19, 2011, we entered into a stockholder agreement with Pershing Square that, among other things, prohibits Pershing Square from purchasing shares of our common stock and derivative securities whose value is derived from the value of our common stock in excess of 26.1% of the shares of our common stock outstanding and permits Pershing Square to designate one member of our Board of Directors. Pursuant to the August stockholder agreement, Pershing Square is able to direct the vote of 15% of the shares of our common stock outstanding and is required to vote the number of any excess shares of our common stock that they beneficially own to be present and voted at stockholder meetings either as recommended by our Board of Directors or in direct proportion to how all other stockholders vote.

On September 16, 2011, we entered into a stockholder agreement with Vornado that, among other things, prohibits Vornado from purchasing shares of our common stock and derivative securities whose value is derived from the value of our common stock in excess of 15.4% of the shares of our common stock outstanding and permits Vornado to designate one member of our Board of Directors. Pursuant to the September stockholder agreement, Vornado is able to direct the vote of 9.9% of the shares of our common stock outstanding and is required to vote the number of any excess shares of our common stock that they beneficially own to be present and voted at stockholder meetings either as recommended by our Board of Directors or in direct proportion to how all other stockholders vote.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.    Properties.

At January 28, 2012, we operated 1,102 department stores throughout the continental United States, Alaska and Puerto Rico, of which 426 were owned, including 121 stores located on ground leases. The following table lists the number of stores operating by state as of January 28, 2012:

Alabama	22		Maine	6	Oklahoma	19
Alaska	1		Maryland	18	Oregon	14
Arizona	22		Massachusetts	13	Pennsylvania	41
Arkansas	16		Michigan	43	Rhode Island	3
California	81		Minnesota	26	South Carolina	18
Colorado	22		Mississippi	18	South Dakota	8
Connecticut	10		Missouri	26	Tennessee	26
Delaware	3		Montana	9	Texas	94
Florida	60		Nebraska	12	Utah	9
Georgia	30		Nevada	7	Vermont	6
Idaho	9		New Hampshire	9	Virginia	27
Illinois	41		New Jersey	17	Washington	23
Indiana	30		New Mexico	10	West Virginia	9
Iowa	19		New York	43	Wisconsin	23
Kansas	19		North Carolina	35	Wyoming	5
Kentucky	22		North Dakota	8	Puerto Rico	7
Louisiana	16		Ohio	47

Total square feet	111.2	million

At January 28, 2012, our supply chain network operated 27 facilities at 18 locations, of which nine were owned, with multiple types of distribution activities housed in certain owned locations. Our network includes 13 store merchandise distribution centers, five regional warehouses, four jcp.com fulfillment centers and five furniture distribution centers as indicated in the following table:

Facility / Location	Leased/Owned	Square Footage (in thousands)
Store Merchandise Distribution Centers
Breinigsville, Pennsylvania(1)	Leased	504
Forest Park, Georgia	Owned	530
Buena Park, California	Owned	543
Cedar Hill, Texas	Leased	433
Columbus, Ohio	Owned	386
Plainfield, Indiana	Leased	436
Lakeland, Florida	Leased	360
Lenexa, Kansas	Owned	322
Manchester, Connecticut	Owned	898
Wauwatosa, Wisconsin	Owned	507
Spanish Fork, Utah	Leased	400
Statesville, North Carolina	Owned	313
Sumner, Washington	Leased	350

Total store merchandise distribution centers		5,982

Regional Warehouses
Haslet, Texas	Owned	1,063
Forest Park, Georgia	Owned	427
Buena Park, California	Owned	146
Lathrop, California	Leased	436
Statesville, North Carolina	Owned	131

Total regional warehouses		2,203

jcp.com Fulfillment Centers
Columbus, Ohio	Owned	1,516
Lenexa, Kansas	Owned	1,622
Manchester, Connecticut(2)	Owned	888
Reno, Nevada	Owned	1,660

Total jcp.com fulfillment centers		5,686

Furniture Distribution Centers
Forest Park, Georgia	Owned	343
Chino, California	Leased	325
Langhorne, Pennsylvania	Leased	228
Manchester, Connecticut	Owned	291
Wauwatosa, Wisconsin	Owned	592

Total furniture distribution centers		1,779

Total supply chain network		15,650

(1) As of January 28, 2012, we were in the process of winding down the operations at this facility.

(2) As of January 28, 2012, this portion of the facility was not operating.

We also own our home office facility in Plano, Texas, and approximately 240 acres of property adjacent to the facility.

Item 3.    Legal Proceedings.

On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and former executives. The Company is a nominal defendant in the suit. The lawsuit alleges breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit seeks damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals have filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff cannot proceed with his suit because he has failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand is not excused. The Company anticipates that the court will hear arguments on the demand futility issue and other special exceptions in early summer 2012. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 19, 2012, was 30,458. In addition to common stock, we have authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at January 28, 2012.

The table below sets forth the quoted high and low market prices of our common stock on the NYSE for each quarterly period indicated, the quarter-end closing market price of our common stock, as well as the quarterly cash dividends declared per share of common stock:

Fiscal Year 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Per share: Dividend	$0.20	$0.20	$0.20	$0.20

Market price:
High	$39.24	$41.00	$34.50	$41.86
Low	$30.71	$29.82	$23.44	$29.55
Close	$38.45	$30.76	$33.08	$41.42

Fiscal Year 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Per share: Dividend	$0.20	$0.20	$0.20	$0.20

Market price:
High	$33.75	$30.15	$34.50	$35.12
Low	$23.92	$20.32	$19.42	$28.71
Close	$29.17	$24.63	$31.18	$32.29

Our Board of Directors (Board) periodically reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity and cash flow projections, as well as competitive factors. On March 22, 2012, the Board declared a quarterly dividend of $0.20 per share to be paid on May 1, 2012.

Additional information relating to the common stock and preferred stock is included in this Annual Report on Form 10-K in the Consolidated Statements of Stockholders’ Equity and in Note 13 to the consolidated financial statements.

Issuer Purchases of Securities

No repurchases of common stock were made during the fourth quarter of 2011 and no amounts remained authorized for share repurchases as of January 28, 2012.

Five-Year Total Stockholder Return Comparison

The following presentation compares our cumulative stockholder returns for the past five fiscal years with the returns of the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores over the same period. A list of these companies follows the graph below. The graph assumes $100 invested at the closing price of our common stock on the NYSE and each index as of the last trading day of our fiscal year 2006 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day of each fiscal year. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	00000	00000	00000	00000	00000	00000
	2006	2007	2008	2009	2010	2011
jcpenney	$100	$59	$21	$32	$43	$56
S&P 500	100	98	60	79	96	101
S&P Department Stores	100	64	30	50	58	65

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6.     Selected Financial Data.

FIVE-YEAR FINANCIAL SUMMARY

($ in millions, except per share data)	2011	2010	2009	2008	2007
Results for the year
Total net sales	$17,260	$17,759	$17,556	$18,486	$19,860
Sales percent (decrease)/increase:
Total net sales	(2.8)%	1.2%	(5.0)%	(6.9)%	(0.2	)%(1)
Comparable store sales(2)	0.2%	2.5%	(6.3)%	(8.5)%	0.0%
Operating (loss)/income	(2)	832	663	1,135	1,888
As a percent of sales	(0.0)%	4.7%	3.8%	6.1%	9.5%
Adjusted operating income (non-GAAP)(3)	536	1,085	961	1,002	1,791
As a percent of sales (non-GAAP)(3)	3.1%	6.1%	5.5%	5.4%	9.0%
(Loss)/income from continuing operations	(152)	378	249	567	1,105
Adjusted income from continuing operations (non-GAAP)(3)	207	533	433	484	1,043

Per common share
(Loss)/income from continuing operations, diluted	$(0.70)	$1.59	$1.07	$2.54	$4.90
Adjusted income from continuing operations, diluted (non-GAAP)(3)	0.94	2.24	1.86	2.17	4.63
Dividends declared	0.80	0.80	0.80	0.80	0.80

Financial position and cash flow
Total assets	$11,424	$13,068	$12,609	$12,039	$14,331
Cash and cash equivalents	1,507	2,622	3,011	2,352	2,532
Long-term debt, including current maturities	3,102	3,099	3,392	3,505	3,708
Free cash flow (non-GAAP)(3)	23	158	677	22	(269)

(1) Includes the effect of the 53rd week in 2006. Excluding sales of $254 million for the 53rd week in 2006, total net sales increased 1.1% in 2007.

(2) Comparable store sales are presented on a 52-week basis and include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and Internet sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(3) See Non-GAAP Financial Measures beginning on the following page for additional information and reconciliation to the most directly comparable GAAP financial measure.

FIVE-YEAR OPERATIONS SUMMARY

	2011	2010	2009	2008	2007
Number of department stores:

Beginning of year	1,106	1,108	1,093	1,067	1,033
Openings	3	2	17	35	50
Closings(1)	(7)	(4)	(2)	(9)	(16)

End of year	1,102	1,106	1,108	1,093	1,067

Gross selling space (square feet in millions)	111.2	111.6	111.7	109.9	106.6
Sales per gross square foot(2)	$154	$153	$149	$160	$177
Sales per net selling square foot(2)	$212	$210	$206	$223	$248

Number of The Foundry Big and Tall Supply Co. stores (3)	10	-	-	-	-

(1) Includes relocations of -, -, 1, 7, and 15, respectively.

(2) Calculation includes the sales and square footage of jcpenney department stores that were open for the full fiscal year and sales for jcp.com.

(3) All stores opened during 2011. Gross selling space was 51 thousand square feet as of January 28, 2012.

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

Non-GAAP Measures Excluding Restructuring and Management Transition Charges and Non-Cash Primary Pension Plan Expense/(Income)

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges as well as the non-cash impact of our qualified funded defined benefit pension plan (primary plan) expense. Unlike other operating expenses, restructuring and management transition charges are unrelated to our ongoing core business operations. Additionally, primary plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility. We believe it is useful for investors to understand the impact of restructuring and management transition charges as well as the impact of the non-cash primary plan expense on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income; (2) adjusted income from continuing operations; and (3) adjusted earnings per share (EPS) from continuing operations–diluted.

Adjusted Operating Income. The following table reconciles operating (loss)/income, the most directly comparable GAAP financial measure, to adjusted operating income, a non-GAAP financial measure:

($ in millions)	2011	2010	2009	2008	2007
Operating (loss)/income (GAAP)	$(2)	$832	$663	$1,135	$1,888
As a percent of sales	(0.0)%	4.7%	3.8%	6.1%	9.5%

Add: restructuring and management transition charges	451	32	-	-	-
Add/(deduct): primary pension plan expense/(income)	87	221	298	(133)	(97)

Adjusted operating income (non-GAAP)	$536	$1,085	$961	$1,002	$1,791

As a percent of sales	3.1%	6.1%	5.5%	5.4%	9.0%

Adjusted Income and Diluted EPS from Continuing Operations. The following table reconciles (loss)/income and diluted EPS from continuing operations, the most directly comparable GAAP financial measures, to adjusted income and diluted EPS from continuing operations, non-GAAP financial measures:

($ in millions, except per share data)	2011	2010	2009	2008	2007
(Loss)/income from continuing operations (GAAP)	$(152)	$378	$249	$567	$1,105
Diluted EPS from continuing operations (GAAP)	$(0.70)	$1.59	$1.07	$2.54	$4.90
Add: restructuring and management transition charges, net of tax of $145, $12, $-, $- and $-	306	20	-	-	-
Add/(deduct): primary pension plan expense/(income), net of tax of $34, $86, $114, $(50), and $(35)	53	135	184	(83)	(62)

Adjusted income from continuing operations (non-GAAP)	$207	$533	$433	$484	$1,043

Adjusted diluted EPS from continuing operations (non-GAAP)	$0.94 (1)	$2.24	$1.86	$2.17	$4.63

(1) Weighted average shares–diluted of 220.7 million was used for this calculation as adjusted income from continuing operations was positive. 3.3 million shares were added to weighted average shares–basic of 217.4 million for assumed dilution for stock options, restricted stock awards and stock warrant.

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

($ in millions)	2011	2010	2009		2008	2007
Net cash provided by operating activities (GAAP)	$820	$592	$1,573		$1,156	$1,232
Less:
Capital expenditures	(634)	(499)	(600)		(969)	(1,243)
Dividends paid, common stock	(178)	(189)	(183)		(178)	(174)
Tax benefit from pension contribution	-	(152)	(126	)(1)	-	(110	)(2)
Plus:
Discretionary cash pension contribution	-	392	-		-	-
Proceeds from sale of assets	15	14	13		13	26

Free cash flow (non-GAAP)	$23	$158	$677		$22	$(269)

(1) Related to the discretionary contribution of $340 million of Company common stock in 2009.

(2) Related to the $300 million discretionary cash contribution in 2006.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion, which presents our results, should be read in conjunction with the accompanying consolidated financial statements and notes thereto, along with the Five-Year Financial and Operations Summaries, the risk factors and the cautionary statement regarding forward-looking information. Unless otherwise indicated, this Management’s Discussion and Analysis (MD&A) relates only to results from continuing operations, all references to (loss)/earnings per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Financial Reporting

For this Annual Report on Form 10-K, we modified our financial reporting disclosures as follows:

•	We early adopted Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” by providing a separate Consolidated Statement of Comprehensive Income.
•

We updated our non-GAAP measures for adjusted operating income and adjusted income and adjusted diluted EPS from continuing operations to exclude restructuring and management transition charges. Unlike normal recurring operating expenses, restructuring and management transition charges are unrelated to our ongoing core business operations.

•	We relocated our merchandise mix of total net sales to Item 1, Business.
•	Shares for weighted average shares outstanding for both basic and diluted EPS have been included directly on the face of the Consolidated Statements of Operations.

Executive Overview

Our comparable store sales were essentially flat at 0.2% for the year. Total sales decreased 2.8%, reflecting our exit from the catalog and catalog outlet businesses. The gross margin rate as a percent of sales decreased to 36.0%, compared to last year’s 39.2%, due to the softer than expected selling environment and the resulting increased promotional activity and the costs associated with implementing our new pricing strategy. From an expense standpoint, selling, general and administrative (SG&A) expenses were leveraged against sales despite the total sales decline. Including restructuring and management transition charges, our loss from continuing operations was $152 million, or $0.70 per share, for 2011 compared to income from continuing operations of $378 million, or $1.59 per share, last year. Restructuring and management transition charges were $451 million, or $1.41 per share. Other key information for 2011 was as follows:

•	In May 2011, we completed our share buyback program which was authorized by the Board of Directors in February 2011. Through open market transactions we repurchased approximately 24.4 million shares.
•

In November 2011, we completed our acquisition of the worldwide rights for the Liz Claiborne family of trademarks and related intellectual property, as well as the U.S. and Puerto Rico rights for the Monet trademarks and related intellectual property.

•

In December 2011, we purchased 11 million newly issued shares of Class A common stock and one share of Series A preferred stock of Martha Stewart Living Omnimedia, Inc. (MSLO) and entered into a strategic alliance with MSLO to create an in-store and online retail experience featuring Martha Stewart products.

•

We opened 77 Sephora inside jcpenney beauty boutiques to bring our total to 308 locations, 423 MNG by Mango® shops to bring our total to 500 locations and 502 Call it Spring® shops to bring our total to 505 locations.

•	We had the following recent management transitions:
•	Ronald B. Johnson was elected Chief Executive Officer effective November 1, 2011.
•	Myron E. Ullman, III, former Chief Executive Officer, retired from the Company effective January 27, 2012.
•	Michael R. Francis was elected President effective October 4, 2011.
•	Michael W. Kramer was elected Chief Operating Officer effective December 5, 2011.
•	Daniel E. Walker was elected Chief Talent Officer effective November 16, 2011.
•	Thomas M. Nealon, former Group Executive Vice President, left the Company effective December 1, 2011.
•	Michael T. Theilmann, former Group Executive Vice President, left the Company effective January 27, 2012.

Current Developments

•

On January 25, 2012, we revealed our plans to become America’s favorite store. On February 1, 2012, we began the process to transform the jcpenney shopping experience by officially launching our Fair and Square pricing strategy. On February 1, 2012, we also launched our new marketing campaign which includes 12 promotional events that will follow the monthly calendar. See Part I, Item 1, Business, for a discussion of our recently announced business strategy.

•

On January 27, 2012, we converted our existing credit facility into an asset-based revolving credit facility and to further enhance our liquidity, on February 10, 2012, we increased the size of our revolving credit facility to $1,500 million.

•	On March 22, 2012, our Board declared a quarterly dividend of $0.20 per share to be paid to stockholders on May 1, 2012.

Results of Operations

Three-Year Comparison of Operating Performance

(in millions, except EPS)	2011	2010	2009
Total net sales	$17,260	$17,759	$17,556
Percent (decrease)/increase from prior year	(2.8)%	1.2%	(5.0)%
Comparable store sales increase/(decrease)(1)	0.2%	2.5%	(6.3)%

Gross margin	6,218	6,960	6,910
Operating expenses/(income):
Selling, general and administrative(2)	5,109	5,358	5,410
Pension	121	255	337
Depreciation and amortization	518	511	495
Real estate and other, net	21	(28)	5
Restructuring and management transition(3)	451	32	-

Total operating expenses	6,220	6,128	6,247

Operating (loss)/income	(2)	832	663
As a percent of sales	(0.0)%	4.7%	3.8%
Adjusted operating income (non-GAAP)(4)	536	1,085	961
As a percent of sales	3.1%	6.1%	5.5%
Net interest expense	227	231	260
Bond premiums and unamortized costs	-	20	-

(Loss)/income from continuing operations before income taxes	(229)	581	403
Income tax (benefit)/expense	(77)	203	154

(Loss)/income from continuing operations	$(152)	$378	$249
Adjusted income from continuing operations (non-GAAP)(4)	$207	$533	$433
Diluted EPS from continuing operations	$(0.70)	$1.59	$1.07
Adjusted diluted EPS from continuing operations (non-GAAP)(4)	$0.94 (5)	$2.24	$1.86
Weighted average shares used for diluted EPS	217.4	238.0	233.1

(1) Comparable store sales are presented on a 52-week basis and include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and Internet sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(2) Beginning in 2011, pre-opening expenses, previously reported as a separate operating expense line, are included in SG&A expense due to the immaterial nature of such expense in recent years.

(3) Beginning in 2011, restructuring and management transition charges were reported as a separate operating expense line. Previously, 2010 charges were included in real estate and other.

(4) See Item 6, Selected Financial Data, for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

(5) Weighted average shares–diluted of 220.7 million was used for this calculation as adjusted income from continuing operations was positive. 3.3 million shares were added to weighted average shares–basic of 217.4 million for assumed dilution for stock options, restricted stock awards and stock warrant.

We reported a loss from continuing operations of $152 million, or $0.70 per share, in 2011 compared to income of $378 million, or $1.59 per share, in 2010 and income of $249 million, or $1.07 per share, in 2009. Results for 2011 included restructuring and management transition charges of $451 million, or $1.41 per share, which included costs related to activities to streamline our supply chain operations, exit our catalog and catalog outlet businesses, cost savings initiatives to reduce store and home office expenses, the Voluntary Early Retirement Program (VERP), management transition charges related to the hiring and departure of certain members of management and other miscellaneous restructuring costs. Gross margin declined both in dollars and as a percentage of sales due to the highly promotional selling environment and the actions taken to convert to our new pricing strategy in the fourth quarter of 2011. SG&A expense was leveraged against lower sales and declined 60 basis points to 29.6% of sales. Total operating expenses benefited from lower primary pension plan expense by $134 million, or $0.38 per share.

Results for 2010 reflected improved profitability achieved by delivering top line sales growth and leveraging operating expenses. Included in results were charges of $32 million, or $0.08 per share, for initial restructuring charges related primarily to the wind down of our catalog and catalog outlet operations and the streamlining of our call center operations and custom decorating business. Total operating expenses benefited from lower primary pension plan expense by $77 million, or approximately $0.22 per share. Earnings for 2010 were favorably impacted by the decrease of our effective income tax rate due to favorable resolution of certain state income tax audits and an increase in our federal wage tax credit. Earnings for 2009 reflected the economic downturn as well as the significant increase in the non-cash primary pension plan expense. Notwithstanding these impacts, results benefited significantly from gross margin improvement that reflected the success of our strategy to sell a greater portion of merchandise at regular promotional prices and less at clearance prices.

Excluding restructuring and management transition charges and the non-cash impact of our primary pension plan expense, adjusted income from continuing operations (non-GAAP) was $207 million, or $0.94 per share, in 2011 compared with $533 million, or $2.24 per share, in 2010 and $433 million, or $1.86 per share, in 2009.

2011 Compared to 2010

Total Net Sales

Our year-to-year change in total net sales is comprised of (a) sales from new stores net of closings and relocations including catalog print media and outlet store sales, referred to as non-comparable store sales and (b) sales of stores opened in both years as well as Internet sales, referred to as comparable store sales. We consider comparable store sales to be a key indicator of our current performance measuring the growth in sales and sales productivity of existing stores. Positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to de-leveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow.

	2011	2010
Total net sales (in millions)	$17,260	$17,759

Sales percent (decrease)/increase
Total net sales	(2.8)%	1.2%
Comparable store sales	0.2%	2.5%
Sales per gross square foot(1)	$154	$153

(1) Calculation includes the sales and square footage of department stores that were open for the full fiscal year, as well as Internet sales.

Total net sales decreased $499 million in 2011 compared to 2010. The following table provides the components of the net sales decrease:

($ in millions)	2011
Comparable store sales, including Internet	$33
Sales of new (non-comparable) stores, net	11
Sales decline through catalog print media and outlet stores	(543)

2011 total net sales decrease	$(499)

In 2011, comparable store sales were essentially flat at 0.2%, or $33 million higher, as we experienced a softer than expected selling environment. Sales of non-comparable stores opened in 2011 and 2010, net of closings, added $11 million. In 2011, we opened three new department stores and closed seven, while in 2010 we opened two new department stores and closed four. As expected, catalog print media and outlet store sales declined during the year due to the exit from the catalog and outlet store businesses. Internet sales, which are included in comparable store sales, remained essentially flat at $1.5 billion for 2011 and 2010. All components combined, total net sales decreased $499 million or 2.8% in the year.

During 2011, off-mall traffic increased compared to last year, while mall traffic declined. In addition, our conversion rates for both mall and off-mall stores were above 2010 levels. Our average unit retail in jcpenney department stores increased slightly compared to the prior year. The number of store transactions increased during the year, while the number of units sold and units per transaction declined. Sales in all geographic regions remained relatively flat in 2011. Based on comparable store sales, our best sales performance was in the southwest region, with the weakest performance coming from the northwest and central regions. Also based on comparable store sales, our best performing categories were women’s apparel and women’s accessories, including Sephora. Home and family footwear experienced the weakest performance for the year. Private and exclusive brands found only at jcpenney were 55% of total merchandise sales in 2011 and 2010.

Gross Margin

Gross margin is a measure of profitability of a retail company at the most fundamental level of buying and selling merchandise and measures a company’s ability to effectively manage the total costs of sourcing and allocating merchandise against the corresponding retail pricing. Gross margins not only cover marketing, selling and other operating expenses, but also must include a profit element to reinvest back into the business. Gross margin is the difference between total net sales and cost of the merchandise sold and is typically expressed as a percentage of total net sales. The cost of merchandise sold includes all direct costs of bringing merchandise to its final selling destination. These costs include:

•    cost of the merchandise (net of discounts or allowances earned)

•    freight

•    warehousing

•    sourcing and procurement

•    buying and brand development costs including buyers’ salaries and related expenses

• merchandise examination • inspection and testing • merchandise distribution center expenses • shipping and handling costs incurred related to sales to customers

($ in millions)	2011	2010
Gross margin	$6,218	$6,960

As a percent of sales	36.0%	39.2%

Gross margin decreased to 36.0% of sales, or 320 basis points compared to 2010. On a dollar basis, gross margin decreased $742 million, or 10.7%, to $6,218 million in 2011 compared to $6,960 million in the prior year. The gross margin rate decreased approximately 100 basis points due to higher markdowns as a result of increased promotional activity; approximately 80 basis points due to lower vendor support, higher royalty payments and increased year-over-year shrinkage; and approximately 20 basis points for certain non-comparable free shipping offers for jcp.com combined with higher delivery costs. The gross margin rate was most significantly impacted by the costs associated with implementing our new pricing strategy in the fourth quarter of 2011, decreasing our gross margin rate by 120 basis points. Costs associated with implementing our new pricing strategy included $55 million of labor costs, $12 million of ticket and other miscellaneous costs and $140 million of markdowns of merchandise.

The implementation of our new pricing strategy will likely cause quarterly fluctuations in gross margin during 2012 when compared to 2011 as a result of the application of the Retail Inventory Method (RIM). RIM requires adjustments to margin to occur over the selling cycle of inventory to reflect permanent markdowns. Under our new pricing strategy, retail prices are initially set at our every day value; therefore, reductions in the cost of merchandise inventory to reflect permanent markdowns will be smaller throughout the year thereby affecting gross margin. In addition, timing of merchandise markdowns may be impacted as a result of the new marketing promotional calendar. Due to the numerous factors that impact actual gross margin on a quarterly basis, such as the mix of merchandise, merchandising and promotional cadence, volume and price discounts, we are not able to quantify quarterly margin trend results as compared to prior years.

Selling, General and Administrative (SG&A) Expenses

The following costs are included in SG&A expenses, except if related to merchandise buying, sourcing, warehousing or distribution activities:

• salaries • marketing • occupancy and rent • utilities and maintenance • information technology	• administrative costs related to our home office, district and regional operations • credit/debit card fees • real property, personal property and other taxes (excluding income taxes)

($ in millions)	2011	2010
SG&A	$5,109	$5,358

As a percent of sales	29.6%	30.2%

SG&A expenses declined $249 million to $5,109 million in 2011 compared to $5,358 million in 2010. As a percent of sales, SG&A expenses were leveraged and decreased 60 basis points to 29.6% compared to 30.2% in 2010. The reduction was mainly driven by benefits from the jcpenney private label credit card, lower marketing expenses due to the elimination of catalog print media, lower incentive compensation accruals and expense savings realized from cost reduction initiatives. SG&A expense reductions were partially offset by our continuing roll-out of Sephora inside jcpenney and investment in our Growth Brand Division, including The Foundry Big & Tall Supply Co. (Foundry stores).

Pension Expense

($ in millions)	2011	2010
Primary pension plan expense	$87	$221
Supplemental pension plans expense	34	34

Total pension expense	$121	$255

Total pension expense was $121 million in 2011 compared to $255 million in 2010 and consisted mainly of the primary pension plan expense of $87 million in 2011 versus $221 million for 2010. The 2011 primary pension plan expense declined mainly as a result of the increase in the value of pension plan assets as of the 2010 year-end measurement date due to positive market returns in 2010 and our discretionary cash contribution of $392 million in May 2010, partially offset by a 90 basis point decline in our expected return on plan assets. The decline of the expected rate of return is due to our new target allocation strategy to mitigate volatility risk by decreasing the plan’s asset allocation to equities and shifting to less volatile fixed income investments.

Based on our 2011 year-end measurement of primary pension plan assets and benefit obligations, we expect our 2012 non-cash primary pension plan expense to increase to $194 million compared to $87 million in 2011. The increase is primarily the result of an approximately 80 basis point decrease in our discount rate, an increase in the pension liability resulting from the VERP and a decrease in the value of plan assets due to unfavorable capital market returns in 2011. For more information, see Note 16 to our consolidated financial statements.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in 2011 increased $7 million to $518 million, or approximately 1.4%, compared to $511 million in 2010 primarily as a result of our store renewals and updates over the past two years. This includes our investment in our in-store shops MNG by Mango, Call it Spring and Sephora inside jcpenney. During the year we also opened three new department stores and ten Foundry stores.

Real Estate and Other, Net

($ in millions)	2011	2010
Real estate activities	$(38)	$(34)
Net gains from sale of real estate	(6)	(8)
Impairments	58	3
Other	7	11

Total expense/(income)	$21	$(28)

Real estate and other, net consists of ongoing operating income from our real estate subsidiaries, net gains from the sale of facilities and equipment that are no longer used in our operations, other non-operating corporate charges and credits, as well as asset impairment charges.

Real estate and other expenses totaled $21 million in 2011 compared to income of $28 million in 2010. Operating income from our real estate activities increased to $38 million from $34 million in the prior year. In 2011 and 2010, we received dividend income from our REITs totaling $10 million and $8 million, respectively. In 2011 and 2010, we recorded investment income for our proportional share of earnings from our joint ventures totaling $13 million and $15 million, respectively.

In 2011, store impairments totaled $58 million and related to eight underperforming department stores of which seven continue to operate. In 2010, impairments totaled $3 million and related primarily to one underperforming department store that continues to operate. In 2011 and 2010, other expenses of $7 million and $11 million, respectively, included legal and other advisory costs related to the Company’s evaluation of capital restructuring alternatives.

Restructuring and Management Transition Charges

In 2011 and 2010, we incurred $451 million and $32 million, respectively, of restructuring and management transition charges. Restructuring and management transition charges include costs related to activities to streamline our supply chain operations, exit our catalog and catalog outlet businesses, cost savings initiatives to reduce store and home office expenses, the VERP, management transition charges related to the hiring and departure of certain members of management and other miscellaneous restructuring costs including the exit of our two specialty websites, CLADTM and Gifting GraceTM.

($ in millions)	2011	2010
Supply chain	$41	$-
Catalog and catalog outlet stores	34	21
Employment termination benefits	41	4
VERP	179	-
Management transition	130	-
Other	26	7

Total	$451	$32

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program during 2011, we recorded $28 million of increased depreciation, $8 million of costs to close and consolidate facilities and $5 million of employee severance. Increased depreciation resulted from shortening the useful lives of assets related to the closing and consolidating of selected facilities. We are expecting to incur a total of approximately $55 million in expense related to this restructuring activity, with $41 million incurred in 2011 and the remainder to be incurred in 2012.

Catalog and catalog outlet stores

In the fourth quarter of 2010, we announced our plan to exit the catalog outlet stores and wind down our catalog business. As a result, in 2010 we recorded $17 million of increased depreciation and $4 million of employee severance. Increased depreciation resulted from shortening the useful lives of assets associated with our catalog and catalog outlet stores. On October 16, 2011, we completed an asset purchase agreement to sell the assets related to the operations of our catalog outlet stores. We sold fixed assets and inventory with combined net book values of approximately $31 million, for a total purchase price of $7 million, which resulted in a loss of $24 million. In 2011, we also recorded an additional $10 million of severance and other costs related to the sale of our catalog outlet stores. In total for 2011 and 2010, we recorded $55 million related to the exit of our catalog and catalog outlet stores. We do not expect to incur any additional costs related to this program, as the catalog outlet stores were sold during 2011 and the catalog operations were discontinued at the end of 2010.

Employment termination benefits

In 2011 and 2010, we recorded $41 million and $4 million, respectively, of employee termination benefits for actions to reduce our store and home office expenses. We expect to incur additional charges in 2012 related to this restructuring activity.

VERP

As a part of several restructuring and cost-savings initiatives designed to reduce salary and related costs across the Company, in August of 2011 we announced a VERP which was offered to approximately 8,000 eligible associates. In the third quarter of 2011, we recorded a total charge of $179 million related to the VERP. Charges included $176 million related to enhanced retirement benefits for the approximately 4,000 associates who accepted the VERP, $1 million related to curtailment charges for our Supplemental Retirement Program and Benefit Restoration Plan as a result of the reduction in the expected years of future service related to these plans, and an additional $2 million of costs associated with administering the VERP. This program was completed in 2011 and we do not expect to incur any additional costs related to the enhanced benefits associated with the VERP.

Management transition

During 2011, we announced and implemented several changes within our management leadership team which resulted in management transition costs of $130 million during the year. Ronald B. Johnson became Chief Executive Officer on November 1, 2011, succeeding Myron E. Ullman, III. Mr. Ullman was Executive Chairman of the Board of Directors until January 27, 2012, at which time he retired from the Company. During 2011, we incurred transition charges of $53 million and $29 million related to Mr. Johnson and Mr. Ullman, respectively. In October 2011, Michael R. Francis was appointed President and as part of his employment package, he was awarded a one-time sign-on bonus of $12 million. In November 2011, Michael W. Kramer and Daniel E. Walker were appointed Chief Operating Officer and Chief Talent Officer, respectively, and as part of their respective employment packages, they were awarded one-time sign-on bonuses of $4 million and $8 million, respectively. We also recorded $24 million of management transition charges primarily related to other members of management in 2011.

Other

In 2011, we recorded $26 million of charges primarily related to the restructuring activities associated with streamlining our custom decorating operations and the exit of our specialty websites CLAD and Gifting Grace. In 2010, we recorded $7 million of charges primarily related to the restructuring activities associated with streamlining our custom decorating operations. In 2011 and 2010, we recorded $4 million and $3 million, respectively, of charges primarily related to increased depreciation as a result of closing and consolidating facilities related to our custom decorating operations. In the fourth quarter of 2011, we recorded $8 million related to the exit of our specialty websites primarily related to employment termination benefits and contract termination costs. In 2011 and 2010, we incurred $14 million and $4 million, respectively, of additional miscellaneous restructuring costs. We expect to incur an additional $2 million of costs associated with the exit of our specialty websites in 2012 related to lease termination costs. We do not expect to incur any additional costs associated with any of the other miscellaneous restructuring programs that were initiated in 2010 and 2011.

Future Restructuring

In January 2012, we announced a targeted expense reduction of $900 million, primarily SG&A expense, over a two-year period beginning in 2012. We expect to achieve savings by reducing costs in our store operations, marketing and in our home office. Efforts to achieve our SG&A expense reductions include the restructuring activities that have occurred and a continuation of some of the restructuring activities outlined above, along with other cost savings initiatives. We expect to incur additional restructuring charges in 2012 related to activities focused on achieving this targeted expense reduction.

Operating (Loss)/Income

Operating income decreased 470 basis points to (0.0)% of sales in 2011 compared to 4.7% last year. Excluding restructuring and management transition charges and the non-cash impact of the primary pension plan expense, adjusted operating income (non-GAAP) decreased 300 basis points to 3.1% of sales compared to 6.1% in 2010.

Net Interest Expense

Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents. Net interest expense was $227 million, a decrease of $4 million, or 1.7%, from $231 million in 2010. The decrease was primarily due to lower overall debt outstanding during 2011 as compared to 2010 combined with lower interest rate levels resulting from long-term debt transactions completed during 2010.

Bond Premiums and Unamortized Costs

In 2010, we incurred $20 million of additional financing costs, consisting primarily of bond premiums paid in connection with the debt tender offer completed in May 2010. There were no comparable costs in 2011.

Income Taxes

The effective income tax rate for continuing operations for 2011 was (33.6)% compared with 34.9% for 2010. The rate was positively impacted by federal wage tax credits and negatively impacted by non-deductible management transition costs.

(Loss)/Income from Continuing Operations

In 2011, we reported a loss from continuing operations of $152 million, or $0.70 per share, compared with income from continuing operations of $378 million, or $1.59 per share, last year. Excluding restructuring and management transition charges and the non-cash impact of the primary pension plan expense, adjusted income from continuing operations (non-GAAP) decreased $326 million to $207 million, or $0.94 per share, compared to $533 million, or $2.24 per share, for 2010.

2010 Compared to 2009

Total Net Sales

	2010	2009
Total net sales (in millions)	$17,759	$17,556

Sales percent increase/(decrease)
Total net sales	1.2%	(5.0)%
Comparable store sales	2.5%	(6.3)%
Sales per gross square foot(1)	$153	$149

(1) Calculation includes the sales and square footage of department stores that were open for the full fiscal year, as well as Internet sales.

Total net sales increased $203 million in 2010 compared to 2009. The following table provides the components of the net sales increase:

($ in millions)	2010
Comparable store sales, including Internet	$406
Sales of new (non-comparable) stores, net	77
Sales decline through catalog print media and outlet stores	(280)

2010 total net sales increase	$203

In 2010, comparable store sales increased 2.5% mainly as customers responded to our new merchandise initiatives and the value offered through our private brands. Sales of non-comparable stores opened in 2010 and 2009, net of closings, added $77 million. In 2010, we opened two new stores and closed four, while in 2009 we opened 17 new stores and closed or relocated two stores. Catalog print media and outlet store sales declined in 2010 due to the wind down of the catalog business. Internet sales, which are included in comparable store sales, increased 4.4% to slightly more than $1.5 billion for the year. All components combined, total net sales increased $203 million or 1.2% in 2010.

During 2010, the percent increase in our off-mall store traffic exceeded the increase in our mall traffic, which was also above 2009 levels. In addition, our conversion rates for both mall and off-mall stores were above 2009 levels. Our average unit retail was down in 2010 compared to 2009, primarily as a result of a greater portion of promotional sales and a higher proportion of sales in the “good” and “better” merchandise categories at lower price points than sales of merchandise in the “best” category at higher price points. For 2010, our unit sales, number of transactions and units per transaction were higher than 2009. Sales in all geographic regions increased in 2010, with the best performance in the southeast and southwest regions with the weakest in the northwest and northeast regions. Our best performing categories were men’s apparel and women’s accessories, including Sephora. Home and women’s apparel experienced the weakest performance for the year. As a percent of total merchandise sales, private and exclusive brands found only at jcpenney were 55% in 2010 versus 54% in 2009.

Gross Margin

($ in millions)	2010	2009
Gross margin	$6,960	$6,910

As a percent of sales	39.2%	39.4%

Gross margin decreased slightly to 39.2% of sales, or 20 basis points, in 2010 compared to 2009’s historic high annual gross margin rate of 39.4%. On a dollar basis, gross margin increased $50 million, or 0.7%, to $6,960 million compared to $6,910 million last year. The gross margin rate decreased due to higher markdowns from increased promotional activity that were somewhat offset by increased vendor support and lower year-over-year shrinkage, as a result of our shrinkage reduction initiatives. The gross margin level was also negatively impacted by the elimination of catalog print media.

Selling, General and Administrative (SG&A) Expenses

($ in millions)	2010	2009
SG&A	$5,358	$5,410

As a percent of sales	30.2%	30.8%

SG&A expenses declined $52 million to $5,358 million in 2010 compared to $5,410 million in 2009. As a percent of sales, SG&A expenses were leveraged and decreased 60 basis points to 30.2% compared to 30.8% in 2009. A lower incentive compensation accrual for 2010 offset higher store salary costs that were impacted by the minimum wage increase and the resumption of merit increases, as well as the higher salaries associated with the additional Sephora inside jcpenney locations, which are more labor intensive than other departments in the store. The lower incentive compensation accrual was primarily the result of not achieving our sales plan as the discontinuation of the catalog business had a greater impact on sales than expected. In addition, the 2009 accrual included a special one-time recognition bonus program for mostly store-based hourly associates. Risk insurance expense, as well as health and welfare plan costs were also lower in 2010. Risk insurance expense declined as a result of our workers’ compensation initiatives and favorable industry trends and health and welfare costs were lower as a result of a decline in participation levels. While our year-over-year marketing expense was relatively flat with 2009, spending was reallocated from catalog and print media to local and national advertising and online media.

Pension Expense

($ in millions)	2010	2009
Primary pension plan expense	$221	$298
Supplemental pension plans expense	34	39

Total pension expense	$255	$337

Total pension expense was $255 million in 2010 compared to $337 million in 2009 and consisted mainly of the primary pension plan expense of $221 million in 2010 versus $298 million for 2009. The 2010 primary pension plan expense declined mainly as a result of an increase in the value of pension plan assets as of the 2009 year-end measurement date due to positive market returns in 2009 combined with our May 2009 discretionary contribution of common stock to the plan.

Depreciation and Amortization Expenses

Depreciation and amortization expenses in 2010 increased $16 million to $511 million, or approximately 3.2%, compared to $495 million in 2009 primarily as a result of our continued investment in store renewals and updates.

Real Estate and Other, Net

($ in millions)	2010	2009
Real estate activities	$(34)	$(34)
Net gains from sale of real estate	(8)	(2)
Impairments	3	42
Other	11	(1)

Total (income)/expense	$(28)	$5

Real estate and other, net was income of $28 million in 2010 compared to expense of $5 million in 2009. Operating income from our real estate activities was consistent year-over-year at $34 million. We received dividend income from our REITs totaling $8 million in both 2010 and 2009. We recorded investment income for our proportional share of earnings from our joint ventures totaling $15 million in both 2010 and 2009. Gains from the sale of real estate were $6 million higher in 2010 from the sale of two properties.

In 2010, impairments totaled $3 million and related primarily to one underperforming store that continues to operate. In 2009, impairments totaled $42 million and related to seven underperforming department stores and other corporate assets. Other expenses of $11 million in 2010 included legal and other advisory costs related to the Company’s evaluation of capital restructuring alternatives.

Restructuring and Management Transition Charges

($ in millions)	2010	2009
Catalog and catalog outlet stores	$21	$-
Employment termination benefits	4	-
Other	7	-

Total expense	$32	$-

Restructuring and management transition charges in 2010 included $32 million of initial restructuring charges related primarily to the wind down of our catalog and catalog outlet store businesses and streamlining the related call center operations and facility consolidation within our custom decorating business.

Operating Income

Operating income increased 90 basis points to 4.7% of sales in 2010 compared to 3.8% in 2009. Excluding the non-cash impact of the primary pension plan expense and restructuring and management transition charges, adjusted operating income (non-GAAP) increased 60 basis points to 6.1% of sales compared to 5.5% in 2009.

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

Income from Continuing Operations

Income from continuing operations for 2010 increased 51.8% to $378 million, or $1.59 per share, compared with $249 million, or $1.07 per share, in 2009. Excluding the non-cash impact of the primary pension plan expense and restructuring and management transition charges, adjusted income from continuing operations (non-GAAP) increased 23.1% to $533 million, or $2.24 per share, compared to $433 million, or $1.86 per share, for 2009.

Discontinued Operations

Discontinued operations in 2010 generated a credit of $11 million, net of $4 million of income tax expense, or $0.04 per share, compared to a credit of $2 million, net of $1 million of income tax expense, or $0.01 per share, in 2009, and primarily reflected a reduction in the environmental reserve we retained when we sold our drugstore business. The reduction to the reserve was due in part to the affirmation of an additional responsible party to one of the known sites involving a warehouse facility, as well as an update for actual historical experience. These discontinued operations are not expected to have a future material impact on our results of operations, financial condition or liquidity.

Financial Condition and Liquidity

Overview

In 2011, we continued to have a strong balance sheet and liquidity position. The cornerstone of our strength is our cash and cash equivalent balances and our ability to generate positive free cash flow (non-GAAP). For 2011, we ended the year with $1.5 billion of cash and cash equivalent balances after using cash on hand to complete a $900 million share buyback program, purchase the worldwide rights for the Liz Claiborne family of trademarks and related intellectual property and the U.S. and Puerto Rico rights for the Monet family of trademarks and related intellectual property and invest in MSLO. We also ended the year with positive free cash flow of $23 million. At the end of 2011, our cash-to-debt ratio was about 49%, while our debt-to-total capital ratio was approximately 44%.

In addition to cash flow and cash and cash equivalent balances, as of year-end 2011 our revolving credit facility provided an additional $1,250 million source of liquidity. Other than the issuance of trade and standby letters of credit, which totaled $144 million at year-end 2011, we did not utilize this facility during 2011. To further enhance our liquidity, on February 10, 2012, we increased the size of our revolving credit facility to $1,500 million.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	2011	2010	2009
Cash and cash equivalents	$1,507	$2,622	$3,011
Merchandise inventory	2,916	3,213	3,024
Property and equipment, net	5,176	5,231	5,357

Long-term debt, including current maturities	$3,102	$3,099	$3,392
Stockholders’ equity	4,010	5,460	4,778

Total capital	$7,112	$8,559	$8,170
Maximum capacity under our credit agreements(1)	$1,250	$750	$750
Cash flow from operating activities	820	592 (2)	1,573 (3)
Free cash flow (non-GAAP) (4)	23	158	677
Capital expenditures	634	499	600
Dividends paid	178	189	183
Ratios and measures:
Debt-to-total capital(5)	43.6%	36.2%	41.5%
Cash-to-debt(6)	48.6%	84.6%	88.8%

(1) On January 27, 2012, we entered into an amended and restated credit agreement in which we converted our prior credit facility into an asset-based revolving credit facility. On February 10, 2012, we increased the size of our revolving credit facility to $1,500 million.

(2) Includes a $392 million discretionary cash contribution and a related $152 million tax benefit.

(3) Included a $126 million tax benefit as a result of the contribution of common stock to the primary pension plan.

(4) See Item 6, Selected Financial Data, for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

(5) Long-term debt, including current maturities divided by total capital.

(6) Cash and cash equivalents divided by long-term debt, including current maturities.

Cash and Cash Equivalents

At year-end 2011, we had $1.5 billion of cash and cash equivalents, which represented approximately 49% of our $3.1 billion of outstanding long-term debt, including current maturities. Cash and cash equivalents decreased $1,115 million in 2011 after cash uses that included $900 million to complete a share buyback program, $268 million to purchase the worldwide rights for the Liz Claiborne family of trademarks and related intellectual property and the U.S. and Puerto Rico rights for the Monet family of trademarks and related intellectual property and $39 million to invest in MSLO. Our cash investments are held in U.S. Treasury money market funds and a portfolio of highly rated bank deposits.

In addition to cash and cash equivalents, as of year-end 2011 our liquidity position included a $1,250 million asset-based revolving credit facility. To further enhance our liquidity, on February 10, 2012, we increased the size of our revolving credit facility to $1,500 million.

Our 2010 and 2007 debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%. These provisions trigger if there were a beneficial ownership change of 50% or more of our common stock and, for the 2010 issuance, if the debt is downgraded from the Company’s credit rating level at the time of issuance, for the 2007 issuances, if the debt was rated non-investment grade. This provision applies to $1.1 billion of our debt.

Free Cash Flow (non-GAAP)

Free cash flow (non-GAAP) is defined as net cash provided by operating activities, excluding discretionary cash contributions to our primary pension plan and any associated cash tax impacts, less capital expenditures and dividends paid, plus proceeds from the sale of assets. Our 2011 free cash flow was $23 million compared to $158 million in 2010. This decrease was primarily the result of an increase in capital expenditures.

Operating Activities

Our operations are seasonal in nature, with the business depending to a great extent on the last quarter of the year when a significant portion of the sales, profits and positive operating cash flows are realized. Cash requirements are highest in the third quarter as we build inventory levels in preparation for the holiday season.

2011 cash flow from operating activities was $820 million, an increase of $228 million from the prior year. In 2010, our cash flow from operating activities was impacted by a $392 million discretionary pension contribution which resulted in a tax benefit of $152 million, for a net use of cash of $240 million. Although operating performance was lower in 2011 as compared to 2010, this was offset as we managed inventories at lower levels during 2011.

Total inventory was $2,916 million at the end of 2011, a decrease of 9.2% from 2010. In 2010, in response to the recovering environment, we maintained a higher level of merchandise inventory. At the end of 2011, we edited our assortments and lowered inventory levels as compared to the prior year in support of our new business strategy. Inventory turns for 2011, 2010 and 2009 were 3.09, 3.05 and 3.15, respectively.

2010 cash flow from operating activities was $592 million, a decrease of approximately $981 million from the prior year. The decrease was primarily attributable to higher receipts of merchandise inventory, the discretionary pension contribution, and higher payments of incentive compensation, partially offset by lower income taxes paid.

Investing Activities

($ in millions)	2011	2010	2009
Net cash (used in)/provided by:
Capital expenditures	$(634)	$(499)	$(600)
Proceeds from sale of assets	15	14	13
Proceeds from joint venture distribution	53	-	-
Acquisition	(268)	-	-
Cost investment, net	(36)	-	-

Investing activities	$(870)	$(485)	$(587)

In 2011, we invested $634 million in capital expenditures for renewals and modernizations, three new jcpenney department stores, 77 Sephora inside jcpenney locations, 423 MNG by Mango shops, 502 Call it Spring shops and the opening of 10 Foundry stores.

In 2011, we purchased the worldwide rights for the Liz Claiborne family of trademarks and related intellectual property and the U.S. and Puerto Rico rights for the Monet family of trademarks and related intellectual property for a total purchase price of $268 million and invested $39 million through the purchase of 11 million newly issued shares of Class A common stock of MSLO and one share of MSLO preferred stock which gave us the right to designate two members of MSLO’s Board of Directors. These uses of cash were partially offset by the receipt of a $53 million cash distribution from one of our real estate joint ventures as a result of a refinancing transaction and a $3 million cash distribution from MSLO that was recorded as a return of investment.

In 2010, we invested $499 million in capital expenditures for two new stores, 26 major renovations, 76 new Sephora inside jcpenney locations, 15 store refurbishments, and fixture and store environment improvements in over 500 stores.

In 2009, we invested $600 million in capital expenditures for 17 new stores, 16 in our off-mall format, and our store in Manhattan, 64 new Sephora inside jcpenney locations, 20 major capital improvements, 22 store refurbishments, fixture and store environment improvements in over 500 stores and technology.

The following provides a breakdown of capital expenditures:

($ in millions)	2011	2010	2009
Store renewals and updates	$410	$257	$195
Capitalized software	120	100	72
New and relocated stores	33	25	163
Technology and other	71	117	170

Total	$634	$499	$600

In January 2012, we announced a plan to invest approximately $800 million in capital expenditures in 2012. Our plan is to fund these expenditures with cash flow from operations and existing cash and cash equivalents balances. Capital expenditures for 2012 will relate primarily to the investment in our shops inside jcpenney stores and technology improvements.

Financing Activities

($ in millions)	2011	2010	2009
Net cash (used in)/provided by:
Proceeds from issuance of long-term debt	$-	$392	$-
Payments of long-term debt, including financing costs	(20)	(707)	(145)
Dividends paid	(178)	(189)	(183)
Proceeds from issuance of stock warrant	50	-	-
Stock repurchase program	(900)	-	-
Other	(17)	8	1

Total	$(1,065)	$(496)	$(327)

During the first half of 2011, we completed our share buyback program authorized by the Board of Directors in February 2011. Through open market transactions we repurchased approximately 24.4 million shares at a cost of $900 million and an average price of $36.98. In June 2011, we received proceeds of approximately $50 million for the sale of a warrant on 7.3 million shares of J. C. Penney Company, Inc. common stock to Ronald B. Johnson prior to the commencement of his employment. In April 2011, we paid $15 million in fees to renew our revolving credit facility and in January 2012, we paid $5 million in fees for an amendment and restatement of our credit facility, for a total of $20 million.

In 2011, we maintained our quarterly dividend on common stock at $0.20 per share and returned $178 million to stockholders through dividend payments. The Board periodically reviews the dividend policy and rate, taking into consideration our overall financial and strategic outlook, earnings, liquidity and cash flow projections, as well as competitive factors.

In 2010, we completed several financing transactions. On March 1, 2010, we repaid at maturity $393 million principal amount of 8.0% Notes due 2010. In May, we paid aggregate consideration of $314 million, including accrued but unpaid interest, to purchase $300 million principal amount of JCP’s outstanding 6.375% Senior Notes due 2036, which were validly tendered pursuant to a cash tender offer. Also in May, we closed on our offering of $400 million aggregate principal amount of 5.65% Senior Notes due 2020 and used proceeds of the offering, net of discounts, of $392 million to make a voluntary cash contribution to the J. C. Penney Corporation, Inc. Pension Plan. During 2010, we returned $189 million to stockholders through dividend payments.

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

Cash Flow and Financing Outlook

On January 27, 2012, we entered into an amended and restated credit agreement in which we converted our prior credit facility into an asset-based revolving credit facility. To further enhance our liquidity, on February 10, 2012, we increased the size of our revolving credit facility to $1,500 million.

We estimate our capital expenditures for the year to be $800 million and we plan to fund these amounts with cash flow from operations and existing cash and cash equivalent balances. Capital expenditures for 2012 will relate primarily to the investment in our shops inside jcpenney stores and technology improvements.

Our next scheduled debt maturity is in August 2012 for $230 million. We may pay this debt maturity with cash flow from operations and existing cash and cash equivalent balances; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically. We may borrow under our credit facility for general corporate purposes including, but not limited to, seasonal working capital needs and to support ongoing letters of credit.

Credit Facility

On January 27, 2012, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a revolving credit facility in an amount up to $1,250 million (2012 Credit Facility), which amended and restated the Company’s prior credit agreement entered into in April 2011, with the same syndicate of lenders under the previous agreement, with JPMorgan Chase Bank, N.A., as administrative agent. The 2012 Credit Facility matures on April 29, 2016.

The 2012 Credit Facility is an asset-based revolving credit facility and is secured by a perfected first-priority security interest in substantially all of our credit card receivables, accounts receivable and inventory. The 2012 Credit Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the 2012 Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. JCP’s obligations under the 2012 Credit Facility are guaranteed by J. C. Penney Company, Inc.

Availability under the 2012 Credit Facility is limited to a borrowing base which allows us to borrow up to 85% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 85% of the liquidation value of our inventory, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value.

In the event that availability under the 2012 Credit Facility is at any time less than the greater of (1) $125 million or (2) 10% of the lesser of the total facility or the borrowing base then in effect, for a period of at least 30 days, the Company will be subject to a fixed charge coverage ratio covenant of 1.0 to 1.0 which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis.

The 2012 Credit Facility contains covenants including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to incur indebtedness; grant liens on assets; guarantee obligations; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; or enter into sale-leaseback transactions under certain conditions.

We may borrow under our credit facility for general corporate purposes including, but not limited to, seasonal working capital needs and to support ongoing letters of credit. Our letters of credit totaled $144 million at the end of 2011. To further enhance our liquidity, on February 10, 2012, we increased the size of our revolving credit facility to $1,500 million.

Credit Ratings

Our credit ratings and outlook as of March 19, 2012 were as follows:

	Long-Term Debt	Outlook
Moody’s Investors Service, Inc.	Ba1	Stable
Standard & Poor’s Ratings Services	BB	Stable
Fitch Ratings	BB+	Stable

Rating agencies consider changes in operating performance, comparable store sales, the economic environment, conditions in the retail industry, financial leverage and changes in our business strategy in their rating decisions.

Contractual Obligations and Commitments

Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of January 28, 2012 is presented in the following table.

($ in millions)	Total	2012		2013	2014	2015	2016	After 5 years
Recorded contractual obligations:
Long-term debt(1)	$3,102	$231		$1	$1	$201	$200	$2,468
Merchandise accounts payable	1,022	1,022		-	-	-	-	-
Unrecognized tax benefits(2)	110	25		-	-	-	-	85
Contributions to non-qualified supplemental retirement and postretirement medical plans(3)	315	50		48	45	43	37	92

	$4,549	$1,328		$49	$46	$244	$237	$2,645

Unrecorded contractual obligations:
Interest payments on long-term debt	$5,314	$218	(4)	$198	$198	$198	$184	$4,318
Operating leases(5)	2,916	260		224	194	167	144	1,927
Standby and import letters of credit(6)	144	144		-	-	-	-	-
Surety bonds(7)	74	74		-	-	-	-	-
Contractual obligations(8)	1,215	270		322	174	162	158	129
Purchase orders(9)	2,214	2,214		-	-	-	-	-
Guarantees(10)	45	5		5	5	4	2	24

	$11,922	$3,185		$749	$571	$531	$488	$6,398

Total	$16,471	$4,513		$798	$617	$775	$725	$9,043

(1) The weighted-average maturity of long-term debt is 23 years.

(2) Represents management’s best estimate of the payments related to tax reserves for uncertain income tax positions. Based on the nature of these liabilities, the actual payments in any given year could vary significantly from these amounts. See Note 19 to the consolidated financial statements.

(3) Represents expected cash payments through 2021.

(4) Includes $74 million of accrued interest that is included in our Consolidated Balance Sheet at January 28, 2012.

(5) Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured. Future minimum lease payments have not been reduced for sublease income.

(6) Standby letters of credit, which totaled $131 million, are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims. The remaining $13 million are outstanding import letters of credit.

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

(10) Relates to third-party guarantees. See Note 20 to the consolidated financial statements.

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

Common Stock

The number of outstanding shares of common stock was 215.9 million at the end of 2011, 236.7 million at the end of 2010 and 236.0 million at the end of 2009. The decrease in 2011 was primarily the result of our share buyback program in which we repurchased approximately 24.4 million shares through open market transactions.

Inflation

While inflation did not significantly impact our results of operations during the past three years, the retail industry has experienced inflationary cost increases. We have experienced cost increases primarily in the latter part of 2011 driven primarily by rising costs for cotton and petroleum based textiles. We have programs in place to mitigate the effects of inflation that include adjusting our product mix, leveraging our sourcing capabilities, and where appropriate, increasing prices and reducing our promotional activity.

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

We have discussed the development and selection of the critical accounting policies with the Audit Committee of our Board of Directors. The Audit Committee has reviewed our disclosures relating to these policies in this MD&A. See Note 2 to the consolidated financial statements for a description of our significant accounting policies.

Inventory Valuation under the Retail Method

Inventories are valued primarily at the lower of cost (using the first-in, first-out or “FIFO” method) or market, determined under RIM for department stores, store distribution centers and regional warehouses and standard cost, representing average vendor cost, for merchandise we sell through the Internet at jcp.com. Under RIM, retail values are converted to a cost basis by applying specific average cost factors to groupings of merchandise. RIM inherently requires management judgment and certain estimates that may significantly impact the ending inventory valuation at cost, as well as gross margin. Two of the most significant estimates are permanent reductions to retail prices (markdowns) used primarily to clear seasonal merchandise or otherwise slow-moving inventory and inventory shortage (shrinkage).

Permanent markdowns designated for clearance activity are recorded at the point of decision, when the utility of inventory has diminished, versus the point of sale. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and style trends. Under RIM, permanent markdowns result in the devaluation of inventory and the corresponding reduction to gross margin is recognized in the period the decision to markdown is made.

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

Based on prior experience, we do not believe that the actual results will differ significantly from the assumptions used in these estimates. A 10% increase or decrease in the permanent markdowns reflected in our inventory as of the end of the year would have impacted net income by approximately $22 million. A 10% increase or decrease in the estimated inventory shrinkage accrued as of the end of the year would have impacted net income by approximately $7 million.

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

We recognize impairment losses in the earliest period that it is determined a loss has occurred. The carrying value is adjusted to the new carrying value and any subsequent increases in fair value are not recorded. If it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset. Impairment losses totaling $58 million, $3 million and $42 million in 2011, 2010 and 2009, respectively, were recorded in the Consolidated Statement of Operations in the real estate and other, net line item. The $58 million charge for 2011 was related to eight underperforming department stores of which seven continue to operate. While we do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairments, if actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges.

Reserves and Valuation Allowances

We are primarily self-insured for costs related to workers’ compensation and general liability claims. The liabilities represent our best estimate, using generally accepted actuarial reserving methods through which we record a provision for workers’ compensation and general liability risk based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims and projected loss development factors. These estimates are subject to the frequency, lag and severity of claims. We target this provision above the midpoint of the actuarial range, and total estimated claim liability amounts are discounted using a risk-free rate. We do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant fluctuation in net income. However, a 10% variance in the workers’ compensation and general liability reserves at year-end 2011 would have affected net income by approximately $15 million.

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

Pension

Pension Accounting

We maintain a qualified funded defined benefit pension plan (primary plan) and smaller non-qualified unfunded supplemental defined benefit plans. The determination of pension expense is the result of actuarial calculations that are based on important assumptions about pension assets and liabilities. The most important of these are the rate of return on assets and the discount rate assumptions. These assumptions require significant judgment and a change in any one of them could have a material impact on pension expense reported in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive (Loss)/Income, as well as in the assets, liability and equity sections of the Consolidated Balance Sheets.

The following table reflects our rate of return and discount rate assumptions:

	2011		2010	2009
Expected return on plan assets	7.5%		8.4%	8.4%
Discount rate for pension expense	5.65	%(1)	5.90%	6.86	%(2)
Discount rate for pension obligation	4.82%		5.65%	5.90%

(1) The discount rate used for the Supplemental Retirement Program and Benefit Restoration Plan was revised to 5.06% on the remeasurement date of October 15, 2011 as a result of the VERP.

(2) For the first four months of 2009, the discount rate was 6.95% as determined by the January 31, 2009 annual measurement. The discount rate was revised to 6.86% on the remeasurement date of May 18, 2009. The supplemental plans and retiree medical plans used 6.95% for the year, since those plans were not subject to remeasurement.

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

As of January 1, 2007, the primary plan was closed to new entrants. As a result of this action, the future growth of the plan liability is expected to moderate and ultimately begin to decline. In recognition of the changing liability characteristics and to provide a more desirable balance of investment return and volatility risk, last year, we shifted 15% of the plan’s allocation from equities to fixed income. The shift to a higher mix of fixed income investments will provide a better match to the plan’s changing liability characteristics. As a result of the asset allocation shift, our expected return on plan assets was reduced to 7.5% in 2011 and will remain at that rate for 2012. In 2010 and 2009, the expected return on plan assets was 8.4%.

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

For 2011, the discount rate to measure pension expense was 5.65% compared to 5.90% in 2010. For 2009, the discount rate initially increased to 6.95% from 6.54% as of January 31, 2009 and then slightly decreased to 6.86% from 6.95% for the May 18, 2009 remeasurement, which had an overall small positive impact on 2009 pension expense. The discount rate was adjusted in May 2009 for the remeasurement of plan assets and obligations to reflect the voluntary contribution of 13.4 million shares of Company common stock and update other pension liability assumptions. The discount rate to measure pension obligation declined to 4.82% as of January 28, 2012 from 5.65% as of January 29, 2011.

Sensitivity

The sensitivity of the pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in expense of approximately $0.08 per share. An increase or decrease in the discount rate of one-half of one percent would decrease or increase the expense by approximately $0.14 per share.

Pension Funding

Funding requirements for our primary plan are determined under Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006. As a result of the funded status of the primary plan, we are not required to make cash contributions in 2012.

Our funding policy is to maintain a well-funded pension plan throughout all business and economic cycles. Consistent with our funding policy, on May 24, 2010, we used net proceeds of approximately $392 million from the issuance of $400 million of 5.65% Senior Notes due 2020 to make a voluntary cash contribution to the primary plan. In 2009, we voluntarily contributed approximately 13.4 million newly issued shares of Company common stock to the primary plan. The contribution was valued at $340 million, based on a price of $25.39 per share, reflecting a 6.5% discount to the closing price of the Company’s common stock on May 18, 2009.

Recent Accounting Pronouncements

Refer to Note 3 to the consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements made within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. The words expect, plan, anticipate, believe, intend, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to known and unknown risks and uncertainties that may cause our actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, trade restrictions, the impact of changes designed to transform our business, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, risks associated with war, an act of terrorism or pandemic, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information and legal and regulatory proceedings. Furthermore, our Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Item 1A, Risk Factors. We intend the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

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

All of our outstanding long-term debt as of January 28, 2012 is at fixed interest rates and would not be affected by interest rate changes. Future borrowings under our multi-year revolving credit facility, to the extent that fluctuating rate loans were used, would be affected by interest rate changes. As of January 28, 2012, no borrowings were outstanding under the facility other than the issuance of trade and standby letters of credit, which totaled $144 million. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. At January 28, 2012, long-term debt, including current maturities, had a carrying value of $3.1 billion and a fair value of $3.0 billion. At January 29, 2011, long-term debt had a carrying value and fair value of $3.1 billion.

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

Management’s Report on Internal Control over Financial Reporting

The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The management of our Company has assessed the effectiveness of our Company’s internal control over financial reporting as of January 28, 2012. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on its assessment, the management of our Company believes that, as of January 28, 2012, our Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued an audit report on the effectiveness of our Company’s internal control over financial reporting. Their report follows.

There were no changes in our Company’s internal control over financial reporting during the fourth quarter ended January 28, 2012, that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

J. C. Penney Company, Inc.:

We have audited J. C. Penney Company, Inc’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J. C. Penney Company, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, J. C. Penney Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, comprehensive (loss)/income, stockholders’ equity and cash flows for each of the years in the three-year period ended January 28, 2012, and our report dated March 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

Dallas, Texas

March 27, 2012

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Board Committees–Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Election of Directors” in our Company’s definitive proxy statement for 2012, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

Our Company has adopted a code of ethics for officers and employees, which applies to, among others, our Company’s principal executive officer, principal financial officer, and principal accounting officer, and which is known as the “Statement of Business Ethics.” We have also adopted certain ethical principles and policies for our directors, which are set forth in Article V of our Corporate Governance Guidelines. The Statement of Business Ethics and Corporate Governance Guidelines are available on our websites at www.jcpenney.com and www.jcpenney.net. Additionally, we will provide copies of these documents without charge upon request made to:

J. C. Penney Company, Inc.

Office of Investor Relations

6501 Legacy Drive

Plano, Texas 75024

(Telephone 972-431-5500)

Our Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver of any provision of the Statement of Business Ethics that applies to any officer of our Company by posting such information on our websites at www.jcpenney.com and www.jcpenney.net.

Copies of our Company’s Audit Committee, Human Resources and Compensation Committee, the Committee of the Whole and Corporate Governance Committee Charters are also available on our websites at www.jcpenney.com and www.jcpenney.net. Copies of these documents will likewise be provided without charge upon request made to the address or telephone number provided above.

Item 11.    Executive Compensation.

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human

Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2011,” “Outstanding Equity Awards at Fiscal Year-End 2011,” “Option Exercises and Stock Vested for Fiscal 2011,” “Pension Benefits,” “Nonqualified Deferred Compensation for Fiscal 2011,” “Potential Payments and Benefits on Termination of Employment,” “Termination Without a Change in Control,” “Change in Control; Termination Following a Change in Control,” and “Director Compensation for Fiscal 2011” in our Company’s definitive proxy statement for 2012, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 with respect to beneficial ownership of our Company’s common stock is included under the caption “Beneficial Ownership of Common Stock” and with respect to equity compensation plans is included under the caption “Equity Compensation Plan(s) Information” in our Company’s definitive proxy statement for 2012, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included under the captions “Policies and Procedures with Respect to Related Person Transactions” and “Board Independence” in our Company’s definitive proxy statement for 2012, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in our Company’s definitive proxy statement for 2012, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

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

Dated: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Ronald B. Johnson* Ronald B. Johnson	Chief Executive Officer (principal executive officer); Director	March 27, 2012

/s/ Michael. P. Dastugue Michael P. Dastugue	Executive Vice President and Chief Financial Officer (principal financial officer)	March 27, 2012

Dennis P. Miller* Dennis P. Miller	Senior Vice President and Controller (principal accounting officer)	March 27, 2012

Thomas J. Engibous* Thomas J. Engibous	Chairman of the Board; Director	March 27, 2012

William A. Ackman* William A. Ackman	Director	March 27, 2012

Colleen C. Barrett* Colleen C. Barrett	Director	March 27, 2012

Kent B. Foster* Kent B. Foster	Director	March 27, 2012

Geraldine B. Laybourne* Geraldine B. Laybourne	Director	March 27, 2012

Burl Osborne* Burl Osborne	Director	March 27, 2012

Leonard H. Roberts* Leonard H. Roberts	Director	March 27, 2012

Steven Roth* Steven Roth	Director	March 27, 2012

Javier G. Teruel* Javier G. Teruel	Director	March 27, 2012

R. Gerald Turner* R. Gerald Turner	Director	March 27, 2012

Mary Beth West* Mary Beth West	Director	March 27, 2012

*By:	/s/ Michael P. Dastugue
Michael P. Dastugue
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J. C. Penney Company, Inc.:

We have audited the accompanying consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, comprehensive (loss)/income, stockholders’ equity and cash flows for each of the years in the three-year period ended January 28, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney Company, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J. C. Penney Company, Inc.’ s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Dallas, Texas

March 27, 2012

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions, except per share data)	2011	2010	2009
Total net sales	$17,260	$17,759	$17,556
Cost of goods sold	11,042	10,799	10,646

Gross margin	6,218	6,960	6,910
Operating expenses/(income):
Selling, general and administrative (SG&A)	5,109	5,358	5,410
Pension	121	255	337
Depreciation and amortization	518	511	495
Real estate and other, net	21	(28)	5
Restructuring and management transition	451	32	-

Total operating expenses	6,220	6,128	6,247

Operating (loss)/income	(2)	832	663
Net interest expense	227	231	260
Bond premiums and unamortized costs	-	20	-

(Loss)/income from continuing operations before income taxes	(229)	581	403
Income tax (benefit)/expense	(77)	203	154

(Loss)/income from continuing operations	(152)	378	249
Income from discontinued operations, net of income tax expense of $-, $4 and $1, respectively	-	11	2

Net (loss)/income	$(152)	$389	$251

Basic (loss)/earnings per share:
Continuing operations	$(0.70)	$1.60	$1.07
Discontinued operations	-	0.04	0.01

Net (loss)/income	$(0.70)	$1.64	$1.08

Diluted (loss)/earnings per share:
Continuing operations	$(0.70)	$1.59	$1.07
Discontinued operations	-	0.04	0.01

Net (loss)/income	$(0.70)	$1.63	$1.08

Weighted average shares–basic	217.4	236.4	232.0
Weighted average shares–diluted	217.4	238.0	233.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

($ in millions)	2011	2010	2009
Net (loss)/income	$(152)	$389	$251
Other comprehensive (loss)/income, net of tax:
Unrealized gain on investments, net of tax of $(29), $(27) and $(27), respectively	53	49	48
Net actuarial (loss)/gain, net of tax of $277, $(249) and $(94), respectively	(440)	391	151
Prior service credit adjustment, net of tax of $11, $9 and $9, respectively	(17)	(15)	(15)

Total other comprehensive (loss)/income, net of tax	(404)	425	184

Total comprehensive (loss)/income, net of tax	$(556)	$814	$435

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

($ in millions, except per share data)	2011	2010
Assets
Current assets
Cash in banks and in transit	$175	$169
Cash short-term investments	1,332	2,453

Cash and cash equivalents	1,507	2,622
Merchandise inventory	2,916	3,213
Income taxes	413	334
Prepaid expenses and other	245	201

Total current assets	5,081	6,370
Property and equipment, net	5,176	5,231
Prepaid pension	-	763
Other assets	1,167	704

Total Assets	$11,424	$13,068

Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$1,022	$1,133
Other accounts payable and accrued expenses	1,503	1,514
Current maturities of long-term debt, including capital leases	231	-

Total current liabilities	2,756	2,647
Long-term debt	2,871	3,099
Deferred taxes	888	1,192
Other liabilities	899	670

Total Liabilities	7,414	7,608

Stockholders’ Equity
Common stock(1)	108	118
Additional paid-in capital	3,699	3,925
Reinvested earnings	1,412	2,222
Accumulated other comprehensive (loss)	(1,209)	(805)

Total Stockholders’ Equity	4,010	5,460

Total Liabilities and Stockholders’ Equity	$11,424	$13,068

(1) Common stock has a par value of $0.50 per share; 1,250 million shares are authorized. At January 28, 2012, 215.9 million shares were issued and outstanding. At January 29, 2011, 236.7 million shares were issued and outstanding.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders’ Equity
	Common Stock
(in millions, except per share data)	Shares	Amount
January 31, 2009	222.1	$111	$3,499	$1,959	$(1,414)	$4,155
Net income	-	-	-	251	-	251
Other comprehensive income	-	-	-	-	184	184
Dividends declared, common ($0.80 per share)	-	-	-	(187)	-	(187)
Common stock contributed to primary pension plan	13.4	7	333	-	-	340
Stock-based compensation	0.5	-	35	-	-	35

January 30, 2010	236.0	118	3,867	2,023	(1,230)	4,778
Net income	-	-	-	389	-	389
Other comprehensive income	-	-	-	-	425	425
Dividends declared, common ($0.80 per share)	-	-	-	(190)	-	(190)
Stock-based compensation	0.7	-	58	-	-	58

January 29, 2011	236.7	118	3,925	2,222	(805)	5,460
Net (loss)	-	-	-	(152)	-	(152)
Other comprehensive (loss)	-	-	-	-	(404)	(404)
Dividends declared, common ($0.80 per share)	-	-	-	(174)	-	(174)
Stock warrant issued	-	-	50	-	-	50
Common stock repurchased and retired	(24.4)	(12)	(404)	(484)	-	(900)
Stock-based compensation	3.6	2	128	-	-	130

January 28, 2012	215.9	$108	$3,699	$1,412	$(1,209)	$4,010

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2011	2010	2009
Cash flows from operating activities:
Net (loss)/income	$(152)	$389	$251
(Income) from discontinued operations	-	(11)	(2)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Restructuring and management transition	314	24	-
Asset impairments and other charges	67	8	48
Depreciation and amortization	518	511	495
Net (gains) on sale of assets	(6)	(8)	(2)
Benefit plans expense	55	197	276
Pension contribution	-	(392)	-
Stock-based compensation	46	53	40
Excess tax benefits from stock-based compensation	(10)	(2)	-
Deferred taxes	(153)	126	76
Change in cash from:
Inventory	297	(189)	235
Prepaid expenses and other assets	(67)	27	36
Merchandise accounts payable	(111)	(93)	32
Current income taxes payable	(15)	33	(54)
Accrued expenses and other	37	(81)	142

Net cash provided by operating activities	820	592	1,573

Cash flows from investing activities:
Capital expenditures	(634)	(499)	(600)
Proceeds from sale of assets	15	14	13
Proceeds from joint venture distribution	53	-	-
Acquisition	(268)	-	-
Cost investment, net	(36)	-	-

Net cash (used in) investing activities	(870)	(485)	(587)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	392	-
Payments of long-term debt	-	(693)	(113)
Financing costs	(20)	(14)	(32)
Dividends paid, common	(178)	(189)	(183)
Proceeds from issuance of stock warrant	50	-	-
Stock repurchase program	(900)	-	-
Proceeds from stock options exercised	18	8	4
Excess tax benefits from stock-based compensation	10	2	-
Tax withholding payments reimbursed by restricted stock	(45)	(2)	(3)

Net cash (used in) financing activities	(1,065)	(496)	(327)

Net (decrease)/increase in cash and cash equivalents	(1,115)	(389)	659
Cash and cash equivalents at beginning of year	2,622	3,011	2,352

Cash and cash equivalents at end of year	$1,507	$2,622	$3,011

Supplemental cash flow information:
Income taxes paid	$91	$50	$130
Interest paid	227	258	264
Interest received	2	5	5

Significant non-cash transactions:
Pension contribution of Company common stock	$-	$-	$340

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Basis of Presentation and Consolidation

Nature of Operations

Our Company was founded by James Cash Penney in 1902 and has grown to be a major national retailer, operating 1,102 department stores in 49 states and Puerto Rico, as well as through our Internet website at jcp.com. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside jcpenney, and home furnishings. In addition, our department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

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

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years rather than to calendar years. Fiscal year 2012 will contain 53 weeks.

Fiscal Year	Ended	Weeks
2011	January 28, 2012	52
2010	January 29, 2011	52
2009	January 30, 2010	52

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

Reclassifications

Certain reclassifications were made to prior year amounts to conform to the current period presentation. Beginning in 2011, pre-opening expenses, previously reported as a separate operating expense line, were included in SG&A expense due to the immaterial nature of such expense in recent years. The impact to the SG&A expense ratio for 2010 and 2009 was an increase of 10 basis points. Beginning in 2011, restructuring and management transition charges were reported as a separate operating expense line. Previously, 2010 charges were included in real estate and other, net. None of the reclassifications affected our net (loss)/income in any period.

2) Significant Accounting Policies

Merchandise and Services Revenue Recognition

Total net sales, which exclude sales taxes and are net of estimated returns, are recorded at the point of sale when payment is received and the customer takes possession of the merchandise in department stores, at the point of shipment of merchandise ordered through the Internet, or, in the case of services, at the time the customer receives the benefit of the service, such as salon, portrait, optical or custom decorating. Commissions earned on sales generated by licensed departments are included as a component of total net sales. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold. We provide for estimated future returns based primarily on historical return rates and sales levels.

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

Selling, General and Administrative Expenses

SG&A expenses include the following costs, except as related to merchandise buying, sourcing, warehousing or distribution activities: salaries, marketing costs, occupancy and rent expense, utilities and maintenance, pre-opening expenses, costs related to information technology, administrative costs related to our home office and district and regional operations, real and personal property and other taxes (excluding income taxes) and credit card fees.

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

Markdown reimbursements related to merchandise that has been sold are negotiated and documented by our buying teams and are credited directly to cost of goods sold in the period received. Vendor allowances received prior to merchandise being sold are deferred and recognized as a reduction of merchandise cost based on an inventory turnover rate.

Vendor compliance charges reimburse us for incremental merchandise handling expenses incurred due to a vendor’s failure to comply with our established shipping or merchandise preparation requirements. Vendor compliance charges are recorded as a reduction of merchandise handling costs.

Advertising

Advertising costs, which include newspaper, television, Internet search marketing, radio and other media advertising, are expensed either as incurred or the first time the advertisement occurs. Total advertising costs, net of cooperative advertising vendor reimbursements of $118 million, $142 million and $137 million for 2011, 2010 and 2009, respectively, were $1,039 million, $1,172 million and $1,175 million.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense on our Consolidated Statements of Operations.

(Loss)/Earnings per Share

Basic (loss)/earnings per share (EPS) is computed by dividing net (loss)/income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the potentially dilutive shares had been issued. Potentially dilutive shares include stock options, unvested restricted stock units and awards and a warrant outstanding during the period, using the treasury stock method. Potentially dilutive shares are excluded from the computations of diluted EPS if their effect would be anti-dilutive.

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

Property and Equipment, Net

($ in millions, except estimated useful lives)	Estimated Useful Lives (Years)	2011	2010
Land	N/A	$312	$315
Buildings	50	4,549	4,434
Furniture and equipment	3-20	2,173	2,271
Leasehold improvements		1,107	1,065
Accumulated depreciation		(2,965)	(2,854)

Property and equipment, net		$5,176	$5,231

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

Leases

We use a consistent lease term when calculating amortization of leasehold improvements, determining straight-line rent expense and determining classification of leases as either operating or capital. For purposes of recognizing incentives, premiums, rent holidays and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we take control of the property. Renewal options determined to be reasonably assured are also included in the lease term. Some leases require additional payments based on sales and are recorded in rent expense when the contingent rent is probable.

Some of our lease agreements contain developer/tenant allowances. Upon receipt of such allowances, we record a deferred rent liability in other liabilities on the Consolidated Balance Sheets. The allowances are then amortized on a straight-line basis over the remaining terms of the corresponding leases as a reduction of rent expense.

Retirement-Related Benefits

We recognize the funded status – the difference between the fair value of plan assets and the plan’s benefit obligation – of our defined benefit pension and postretirement plans directly on the Consolidated Balance Sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. We adjust other comprehensive (loss)/income to reflect prior service cost or credits and actuarial gain or loss amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost, net of tax. Other comprehensive (loss)/income is amortized over the average remaining service period, a period of about seven years for the primary plan.

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

Exit or Disposal Activity Costs

Costs associated with exit or disposal activities are recorded at their fair values when a liability has been incurred. Reserves are established at the time of closure for the present value of any remaining operating lease obligations (PVOL), net of estimated sublease income. For severance, a reserve is established when communication has occurred to the affected employees. Other exit costs are accrued either at the point of decision or the communication date, depending on the nature of the item.

Stock-Based Compensation

We record compensation expense for time-vested awards on a straight-line basis over the associates’ service period, to the earlier of the retirement eligibility date, if the grant contains provisions such that the award becomes fully vested upon retirement, or the stated vesting period (the non-substantive vesting period approach).

3) Effect of New Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in existing guidance and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (OCI). The update does not change the items that must be reported in OCI and its amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance must be applied retrospectively for all periods presented in the financial statements. Early adoption is permitted. We adopted this standard at the end of 2011. As this update only relates to financial statement presentation, the adoption did not have a material effect on our consolidated results of operations, cash flows or financial position.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”

(ASU 2011-04). ASU 2011-04 amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance will be effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption to have a material impact on our consolidated results of operations, cash flows or financial position.

4) Acquisition

On November 2, 2011, we completed an acquisition, pursuant to the asset purchase agreement dated October 12, 2011 (Purchase Agreement), to acquire the worldwide rights for the Liz Claiborne family of trademarks and related intellectual property, as well as the U.S. and Puerto Rico rights for the Monet trademarks and related intellectual property. We have been the primary exclusive licensee for all Liz Claiborne and Claiborne branded merchandise in the U.S. and Puerto Rico since August 2010 under an original 10-year license agreement dated October 5, 2009. As a result of the acquisition, we permanently added a number of well-established trademarks to our private and exclusive brands.

We allocated the purchase price of the acquisition to identifiable intangible assets based on their estimated fair values. Intangible assets were valued using the relief from royalty and discounted cash flow methodologies which are considered Level 3 fair value measurements. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible assets. Key assumptions used in this model include discount rates, royalty rates, growth rates and sales projections. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.

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

As a result of this acquisition, we will assess the recoverability of indefinite-lived intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. We will test for indefinite-lived intangible asset impairments during the fourth quarter of our fiscal year using our third quarter balances. We will measure the recoverability of the indefinite-lived intangible asset by a comparison of the carrying value over its fair value. Any excess of the carrying value over its fair value will be recognized as an impairment loss.

5) (Loss)/Earnings per Share

(Loss)/income from continuing operations and shares used to compute EPS from continuing operations, basic and diluted, are reconciled below:

(in millions, except EPS)	2011	2010	2009
(Loss)/earnings:
(Loss)/income from continuing operations	$(152)	$378	$249

Shares:
Weighted average common shares outstanding (basic shares)	217.4	236.4	232.0
Adjustment for assumed dilution – stock options, restricted stock awards and stock warrant	-	1.6	1.1

Weighted average shares assuming dilution (diluted shares)	217.4	238.0	233.1

EPS from continuing operations:
Basic	$(0.70)	$1.60	$1.07
Diluted	$(0.70)	$1.59	$1.07

The following average potential shares of common stock were excluded from the diluted EPS calculations because their effect would be anti-dilutive:

(shares in millions)	2011	2010	2009
Stock options, restricted awards and warrant	24.1	10.8	9.3

6) Other Assets

($ in millions)	2011	2010
Real estate investment trusts (REITs)	$336	$254
Capitalized software, net	297	233
Intangible assets (Note 4)	268	-
Leveraged lease investments	128	136
Cost investment (Note 9)	36	-
Debt issuance costs, net	22	25
Other	80	56

Total	$1,167	$704

The market value of our investment in public REITs are accounted for as available for sale securities and are carried at fair value on an ongoing basis. The change from year to year relates primarily to the increase in market value of these investments. See Note 9 for the related fair value disclosures and Note 13 for the net unrealized gains on real estate investments. As of the end of 2011 and 2010, our REITs consisted of the following:

REIT	Shares
Simon Properties Group, Inc. (SPG)	2,205,006
CBL & Associates Properties, Inc. (CBL)	1,895,358
Ramco-Gershenson Properties Trust (RPT)	89,063

7) Other Accounts Payable and Accrued Expenses

($ in millions)	2011	2010
Accrued salaries, vacation and bonus	$324	$361
Customer gift cards	238	229
Taxes other than income taxes	113	113
Occupancy and rent-related	111	100
Interest	74	74
Advertising	67	87
Current portion of workers’ compensation and general liability insurance	55	59
Restructuring and management transition (Note 17)	52	8
Current portion of retirement plan liabilities (Note 16)	48	31
Common dividends	43	47
Capital expenditures	42	34
Unrecognized tax benefits (Note 19)	25	61
Other	311	310

Total	$1,503	$1,514

8) Other Liabilities

($ in millions)	2011	2010
Supplemental pension and other postretirement benefit plan liabilities (Note 16)	$285	$206
Long-term portion of workers’ compensation and general liability insurance	168	177
Deferred developer/tenant allowances	135	135
Primary pension plan (Note 16)	121	-
Unrecognized tax benefits (Note 19)	85	101
Restructuring and management transition (Note 17)	8	-
Other	97	51

Total	$899	$670

9) Fair Value Disclosures

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

REIT Assets Measured on a Recurring Basis

We determined the fair value of our investments in REITs using quoted market prices. As of January 28, 2012 and January 29, 2011, our REITs had a cost basis of $80 million. Our REIT assets measured at fair value on a recurring basis were as follows:

($ in millions)	Fair Value as of January 28, 2012			Fair Value as of January 29, 2011
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
REIT assets	$336	$-	$-	$254	$-	$-

Other Non-Financial Assets Measured on a Non-Recurring Basis

In 2011, eight underperforming department stores with a carrying value of $68 million were written down to their fair value of $10 million and resulted in an impairment charge of $58 million, which was included in real estate and other, net in the Consolidated Statement of Operations for the period (see Note 18). The inputs to determine fair values were primarily based on projected discounted cash flow as well as other market information obtained from brokers.

The following table presents fair values for those assets measured at fair value during 2011 on a non-recurring basis, and remaining on our Consolidated Balance Sheet:

($ in millions)	Assets at Fair Value as of January 28, 2012
	Level 1	Level 2	Level 3	Total
Stores	$-	$-	$10	$10

In 2010, primarily one underperforming department store with a carrying value of $3 million was impaired, which resulted in a $3 million charge to earnings and no remaining fair value.

Other Financial Instruments

Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows:

	2011		2010
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$3,102	$3,046	$3,099	$3,055
Cost investment (Note 6)	36	-	-	-

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. The cost investment is for equity securities that are not publicly traded and their fair values are not readily determinable; however, we believe the carrying value approximates or is less than the fair value.

As of January 28, 2012 and January 29, 2011, the fair values of cash and cash equivalents, accounts payables and current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table above with the exception of the current installments of long-term debt.

Concentrations of Credit Risk

We have no significant concentrations of credit risk.

10) Credit Agreement

On January 27, 2012, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a revolving credit facility in the amount up to $1,250 million (2012 Credit Facility), which amended and restated the Company’s prior credit agreement entered into in April 2011, with the same syndicate of lenders under the previous agreement, with JPMorgan Chase Bank, N.A., as administrative agent. The 2012 Credit Facility matures on April 29, 2016. On February 10, 2012, we increased the size of our 2012 Credit Facility to $1,500 million.

The 2012 Credit Facility is an asset-based revolving credit facility and is secured by a perfected first-priority security interest in substantially all of our eligible credit card receivables, accounts receivable and inventory. The 2012 Credit Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the 2012 Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services. JCP’s obligations under the 2012 Credit Facility are guaranteed by J. C. Penney Company, Inc.

Availability under the 2012 Credit Facility is limited to a borrowing base which allows us to borrow up to 85% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 85% of the liquidation value of our inventory, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value.

In the event that availability under the 2012 Credit Facility is at any time less than the greater of (1) $125 million or (2) 10% of the lesser of the total facility or the borrowing base then in effect, for a period of at least 30 days, the Company will be subject to a fixed charge coverage ratio covenant of 1.0 to 1.0 which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis.

The 2012 Credit Facility contains covenants including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to incur indebtedness; grant liens on assets; guarantee obligations; merge, consolidate, or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; or enter into sale-leaseback transactions under certain conditions.

No borrowings, other than the issuance of standby and import letters of credit totaling $144 million as of the end of 2011, have been made under the 2012 Credit Facility. As of January 28, 2012, the applicable rate for standby and import letters of credit was 2.0% and 1.0%, respectively, while the required commitment fee was 0.325% for the unused portion of the 2012 Credit Facility. As of January 28, 2012, we had $1,106 million available for borrowing under the 2012 Credit Facility.

11) Long-Term Debt

($ in millions)	2011	2010
Issue:
5.65% Senior Notes Due 2020(1)	$400	$400
5.75% Senior Notes Due 2018(1)	300	300
6.375% Senior Notes Due 2036(1)	400	400
6.875% Medium-Term Notes Due 2015	200	200
6.9% Notes Due 2026	2	2
7.125% Debentures Due 2023	255	255
7.4% Debentures Due 2037	326	326
7.625% Notes Due 2097	500	500
7.65% Debentures Due 2016	200	200
7.95% Debentures Due 2017	285	285
9.0% Notes Due 2012	230	230

Total notes and debentures	3,098	3,098
Capital lease obligations	4	1

Total long-term debt, including current maturities	3,102	3,099
Less: current maturities	231	-

Total long-term debt	$2,871	$3,099

Weighted-average interest rate at year end	7.1%	7.1%
Weighted-average maturity	23 years

(1) Contain provisions that, at the holders’ option, would put the debt back to the Company in the event of a change of control coupled with certain debt rating minimum standards or downgrades.

During 2011, there were no debt issuances or debt reductions. During 2010, we had the following debt issuances and debt reductions:

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

In March 2010, we repaid at maturity the remaining $393 million outstanding principal amount of JCP’s 8.0% Notes due 2010 (2010 Notes).

Long-Term Debt Financial Covenants

We have an indenture covering approximately $255 million of long-term debt that contains a financial covenant requiring us to have a minimum of 200% net tangible assets to senior funded indebtedness (as defined in the indenture). This indenture permits our Company to issue additional long-term debt if we are in compliance with the covenant. At year-end 2011, our percentage of net tangible assets to senior funded indebtedness was 322%.

Scheduled Annual Principal Payments on Long-Term Debt

($ in millions)
2012	2013	2014	2015	2016	2017-2097
$ 231	$ 1	$ 1	$ 201	$ 200	$ 2,468

12) Net Interest Expense

($ in millions)	2011	2010	2009
Long-term debt	$221	$223	$255
Short-term investments	(1)	(2)	(3)
Other, net	7	10	8

Total	$227	$231	$260

13) Stockholders’ Equity

Accumulated Other Comprehensive (Loss)/Income

	2011			2010
	Pre-Tax Amount	Deferred Tax (Liability)/ Asset	Net of Tax Amount	Pre-Tax Amount	Deferred Tax (Liability)/ Asset	Net of Tax Amount
($ in millions)
Net unrealized gains on real estate investments	$256	$(91)	$165	$174	$(62)	$112
Net actuarial (loss)/gain – pension and postretirement plans	(2,285)	888	(1,397)	(1,568)	611	(957)
Prior service credit/(cost) – pension and postretirement plans	38	(15)	23	66	(26)	40

Accumulated other comprehensive (loss)	$(1,991)	$782	$(1,209)	$(1,328)	$523	$(805)

Common Stock

On a combined basis, our 401(k) savings plan, including our employee stock ownership plan (ESOP), held approximately 14 million shares, or approximately 6.6% of outstanding Company common stock, at January 28, 2012.

Preferred Stock

We have authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of January 28, 2012 or January 29, 2011.

Stock Warrant

On June 13, 2011, prior to his employment, we entered into a warrant purchase agreement with Ronald B. Johnson pursuant to which Mr. Johnson made a personal investment in the Company by purchasing a warrant to acquire approximately 7.3 million shares of J. C. Penney Company, Inc. common stock for a purchase price of approximately $50 million at a mutually determined fair value of $6.89 per share. The warrant has an exercise price of $29.92 per share, subject to customary adjustments resulting from a stock split, reverse stock split, or other extraordinary distribution with respect to J. C. Penney Company, Inc. common stock. The warrant has a term of seven and one-half years and is exercisable after the sixth anniversary, or June 13, 2017, provided that the warrant is immediately exercisable upon a change in control of J. C. Penney Company, Inc. or, if applicable, upon the termination of Mr. Johnson’s employment with us. The warrant is also subject to transfer restrictions. The proceeds from the sale of the warrant have been recorded as additional paid-in capital and the dilutive effect of the warrant has been included in the EPS calculation from the date of issuance. The fair value of the warrant was determined on the date of the warrant purchase agreement using a Monte Carlo simulation methodology with the following assumptions:

Expected term	7.5 years
Expected volatility	37.0%
Risk-free interest rate	2.47%
Expected dividend yield	2.67%

Valuation Method. The fair value of the stock warrant was determined on the date of the warrant purchase agreement using a Monte Carlo simulation method that reflected the impact of the key features of the warrant using different simulations and probability weighting.

Expected Term. The expected term was determined based on the maturity determined period that both parties expect the warrant to be outstanding.

Expected Volatility. The expected volatility was based on implied volatility.

Risk-free Interest Rate. The risk-free interest rate was based on zero-coupon U.S. Treasury yields in effect at the date of the agreement with the same maturity as the expected warrant term.

Expected Dividend Yield. The dividend assumption was based on expectations about the Company’s dividend policy.

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

Stockholders Agreements

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

14) Stock-Based Compensation

The J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan (2009 Plan) was approved by our stockholders in May 2009 and allows for grants of stock options, stock appreciation rights and stock awards (collectively, Equity Awards) and cash incentive awards (together, Awards) to employees (associates) and Equity Awards to our non-employee members of the Board of Directors. Under the 2009 Plan, Awards to associates are subject to such conditions as continued employment, qualifying termination, passage of time and/or satisfaction of performance criteria as specified in the 2009 Plan or set by the Human Resources and Compensation Committee of the Board. As of January 28, 2012, approximately 8 million shares of stock were available for future grant under the 2009 Plan.

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

In 2011, the Company approved equity inducement awards outside of the 2009 Plan (Inducement Awards) to our new Chief Executive Officer, President, Chief Operating Officer and Chief Talent Officer.

Our stock option and restricted stock award grants have averaged about 2.4% of outstanding stock over the past three years. We issue new shares upon the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-Based Compensation Cost

($ in millions)	2011		2010	2009
Stock options	$24		$28	$28
Stock awards	22		25	12

Total stock-based compensation cost	$46	(1)	$53	$40

Total income tax benefit recognized for stock-based compensation arrangements	$18		$21	$15

(1) Excludes $79 million of stock-based compensation costs reported in restructuring and management transition charges (see Note 17).

Stock Options

On March 15, 2011, we made an annual grant of approximately 2.4 million stock options to associates at an option price of $36.58, with a fair value of $11.40 per option.

If all outstanding options were exercised, common stock outstanding would increase by 6.8%. Additional information regarding options outstanding as of January 28, 2012 is as follows:

(Shares in thousands; price is weighted-average exercise price)	Exercisable		Total Outstanding
	Shares	Price	Shares	Price
In-the-money	6,470	$29	10,362	$29
Out-of-the-money(1)	4,305	58	4,305	58

Total options outstanding	10,775	40	14,667	38

(1) Out-of-the-money options are those with an exercise price above the closing price of jcpenney common stock of $41.42 as of January 28, 2012.

The following table summarizes stock option activity during the year ended January 28, 2012:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)(1)
Outstanding at January 29, 2011	15,013	$36
Granted	2,523	36
Exercised	(1,849)	22
Forfeited/canceled	(1,020)	36

Outstanding at January 28, 2012	14,667	38	5.4	$125

Exercisable at January 28, 2012	10,775	40	4.5	$83

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year end.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2011	2010	2009
Proceeds from stock options exercised	$18	$8	$4
Intrinsic value of stock options exercised	28	7	1
Tax benefit related to stock-based compensation	7	3	2
Excess tax benefits realized on stock-based compensation	10	2	-

As of January 28, 2012, we had $23 million of unrecognized and unearned compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized as expense over the remaining weighted-average vesting period of approximately one year.

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

Our weighted-average fair value of stock options at grant date was $11.37 in 2011, $9.03 in 2010 and $6.29 in 2009 using the binomial lattice valuation model and the following assumptions:

	2011	2010	2009
Weighted-average expected option term	4.5 years	4.5 years	4.5 years
Weighted-average expected volatility	41.2%	38.0%	57.0%
Weighted-average risk-free interest rate	1.75%	2.2%	1.8%
Weighted-average expected dividend yield	2.2%	2.2%	3.3%
Expected dividend yield range	1.8% – 2.2%	1.8% – 2.9%	1.8% – 5.0%

Stock Awards

On March 15, 2011, we made our annual grant of approximately 822,000 restricted stock unit awards to associates. These awards consisted of approximately 367,000 time-based restricted stock units and approximately 455,000 performance-based restricted stock units. The time-based restricted stock units vest one-third on each of the first three anniversaries of the grant date provided that the associate remains continuously employed with the Company during that time. The performance-based unit grant is a target award with a payout matrix ranging from 0% to 200% based on 2011 EPS (defined as per common share income from continuing operations, excluding any unusual and/or extraordinary items as determined by the Human Resources and Compensation Committee of the Board). In addition to the performance requirement, this award also includes a time-based vesting requirement, which is the same as the requirement for the time-based restricted stock unit award. Upon vesting, both the time-based restricted stock units and the performance-based restricted stock units will be paid out in shares of Company common stock. For 2011, based on EPS excluding unusual and/or extraordinary items identified by the Committee, no payout was earned for the performance-based restricted stock units and the performance-based restricted stock units were canceled.

In the fourth quarter of 2011, we granted approximately 3.9 million of restricted stock units under our Inducement Awards. Also in the fourth quarter, we granted approximately 835,000 restricted stock units to selected senior management under the 2009 Plan.

Additional restricted stock units of approximately 192,000 were issued during 2011 consisting of ad-hoc awards to associates, awards to non-employee Board members and dividend equivalents on outstanding awards. Dividend equivalents on outstanding awards are forfeited if vesting conditions are not met.

The following table summarizes our non-vested stock awards activity during the year ended January 28, 2012:

(shares in thousands)	Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at January 29, 2011	2,028	$27
Granted	5,749	33
Vested	(3,691)	30
Forfeited/canceled	(398)	35

Non-vested at January 28, 2012	3,688	32

As of January 28, 2012, we had $105 million of unrecognized compensation expense related to unearned associate stock awards, which will be recognized over the remaining weighted-average vesting period of approximately two years. The aggregate market value of shares vested during 2011, 2010 and 2009 was $145 million, $8 million and $10 million, respectively, compared to an aggregate grant date fair value of $111 million, $12 million and $24 million, respectively.

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

Rent Expense

($ in millions)	2011	2010	2009
Real property base rent and straight-lined step rent expense	$243	$244	$252
Real property contingent rent expense (based on sales)	16	16	14
Personal property rent expense	64	61	59

Total rent expense	$323	$321	$325
Less: sublease income(1)	(18)	(17)	(21)

Net rent expense	$305	$304	$304

(1) Sublease income is reported in real estate and other, net.

As of January 28, 2012, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and capital leases were as follows:

($ in millions)	Operating	Capital
2012	$260	$1
2013	224	1
2014	194	1
2015	167	1
2016	144	-
Thereafter	1,927	-
Less: sublease payments	(38)	-

Total minimum lease payments	$2,878	$4

Present value	$1,282	$3
Weighted-average interest rate	7.9%	8.5%

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

Voluntary Early Retirement Program (VERP)

In August 2011, we announced a VERP under which approximately 8,000 eligible associates had between September 1, 2011 and October 15, 2011 to elect to participate. For the approximately 4,000 associates who elected to accept the VERP, we incurred a total charge of $176 million for enhanced retirement benefits which was recorded in the line item restructuring and management transition in the Consolidated Statements of Operations (see Note 17). Enhanced retirement benefits of $133 million related to our primary plan decreased our overfunded status of the plan. Enhanced retirement benefits of $36 million and $7 million related to our unfunded Supplemental Retirement Program and Benefit Restoration Plan, respectively, increased the projected benefit obligation (PBO) of these plans. In addition, we also incurred curtailment charges totaling $1 million related to our Supplemental Retirement Program and Benefit Restoration Plan as a result of the reduction in the expected years of future service related to these plans. These curtailment charges were recorded in the line item restructuring and management transition in the Consolidated Statements of Operations (see Note 17). As a result of these curtailments, the liabilities for our Supplemental Retirement Program and Benefit Restoration Plan were remeasured as of October 15, 2011. The discount rate used for the October 15 remeasurements was 5.06% as compared to the year-end 2010 discount rate of 5.65%. As of October 15, 2011, the PBOs of our Supplemental Retirement Program and Benefit Restoration Plan were increased by $71 million and $24 million, respectively.

Pension Expense/(Income) for Defined Benefit Pension Plans

Pension expense is based upon the annual service cost of benefits (the actuarial cost of benefits attributed to a period) and the interest cost on plan liabilities, less the expected return on plan assets for the primary plan. Differences in actual experience in relation to assumptions are not recognized immediately but are deferred and amortized over the average remaining service period of approximately seven years for the primary plan, subject to a corridor as permitted under GAAP pension plan accounting.

The components of net periodic pension expense were as follows:

Pension Plan Expense

	2011			2010			2009
($ in millions)	Primary Plan	Supp. Plans	Total	Primary Plan	Supp. Plans	Total	Primary Plan	Supp. Plans	Total
Service cost	$88	$2	$90	$88	$1	$89	$80	$3	$83
Interest cost	247	13	260	248	14	262	253	17	270
Projected return on assets	(385)	-	(385)	(352)	-	(352)	(304)	-	(304)
Amortization of actuarial loss	137	19	156	237	19	256	269	19	288

Net periodic pension plan expense	$87	$34	$121	$221	$34	$255	$298	$39	$337

The defined benefit plan pension expense shown in the above table is included as a separate line item on the Consolidated Statements of Operations.

Assumptions

The weighted-average actuarial assumptions used to determine expense were as follows:

	2011		2010	2009
Expected return on plan assets	7.5%		8.4%	8.4%
Discount rate	5.65	%(1)	5.90%	6.86	%(2)
Salary increase	4.7%		4.7%	4.7%

(1) The discount rate used for the Supplemental Retirement Program and Benefit Restoration Plan was revised to 5.06% on the remeasurement date of October 15, 2011 as a result of the VERP.

(2) For the first four months of 2009, the initial discount rate was 6.95% as determined by the January 31, 2009 annual measurement. The discount rate was revised to 6.86% on the remeasurement date of May 18, 2009. The supplemental plans and retiree medical plans used 6.95% for the year, since those plans were not subject to remeasurement.

The expected return on plan assets is based on the plan’s long-term asset allocation policy, historical returns for plan assets and overall capital market returns, taking into account current and expected market conditions. In 2010 and 2009, the expected return on plan assets was 8.4%, which was reduced from the 2008 rate of 8.9% as a result of the negative returns in the capital markets and lowered expected future returns. For 2011, we further reduced the expected rate of return assumption to 7.5% from 8.4% to align our expected rate of return with our new asset allocation targets.

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

Funded Status

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the primary and supplemental pension plans. As of the end of 2011, the funded status of the primary plan was approximately 98%. The projected benefit obligation (PBO) is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Under the Employee Retirement Income Security Act of 1974 (ERISA), the funded status of the plan exceeded 100% as of December 31, 2011 and 2010, the qualified pension plan’s year end.

Obligations and Funded Status

	Primary Plan			Supplemental Plans
($ in millions)	2011		2010	2011		2010
Change in PBO
Beginning balance	$4,488		$4,326	$222		$257
Service cost	88		88	2		1
Interest cost	247		248	13		14
Special termination benefits	133		-	43		-
Amendments	-		-	3		-
Actuarial loss/(gain)	612		80	65		(18)
Benefits (paid)	(271)		(254)	(39)		(32)

Balance at measurement date	$5,297		$4,488	$309		$222

Change in fair value of plan assets
Beginning balance	$5,251		$4,314	$-		$-
Company contributions	-		392	39		32
Actual return on assets(1)	196		799	-		-
Benefits (paid)	(271)		(254)	(39)		(32)

Balance at measurement date	$5,176		$5,251	$-		$-

Funded status of the plan	$(121	)(2)	$763 (3)	$(309	)(4)	$(222	)(4)

(1) Includes plan administrative expenses.

(2) Included in other liabilities in the Consolidated Balance Sheets.

(3) Presented as prepaid pension in the Consolidated Balance Sheets.

(4) $45 million in 2011 and $28 million in 2010 were included in other accounts payable and accrued expenses on the Consolidated Balance Sheets, and the remaining amounts were included in other liabilities.

In 2011, the funded status of the primary plan decreased to a liability of $121 million as a result of a decrease in our discount rate, the special termination benefits under the VERP as well as lower actual return on plan assets. The actual one-year return on pension plan assets at the measurement date was 4.6% in 2011, bringing the cumulative return since inception of the plan to 8.9%.

The following pre-tax amounts were recognized in accumulated other comprehensive (loss)/income as of the end of 2011 and 2010:

	Primary Plan			Supplemental Plans
($ in millions)	2011		2010	2011		2010
Net loss	$2,148	(1)	$1,484	$163	(1)	$117
Prior service cost	1		1	4		1

	$2,149		$1,485	$167		$118

(1) Approximately $231 million for the primary plan and $22 million for the supplemental plans are expected to be amortized from accumulated other comprehensive (loss)/income into net periodic benefit expense/(income) in 2012.

Assumptions to Determine Obligations

The weighted-average actuarial assumptions used to determine benefit obligations for each of the years below were as follows:

	2011	2010	2009
Discount rate	4.82%	5.65%	5.90%
Salary progression rate	4.7%	4.7%	4.7%

We use the Retirement Plans 2000 Table of Combined Healthy Lives (RP 2000 Table), projected using Scale AA to forecast mortality improvements into the future to 2017 for annuitants and 2025 for non-annuitants.

Accumulated Benefit Obligation (ABO)

The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for our primary plan was $4.9 billion and $4.1 billion as of the end of 2011 and 2010, respectively. At the end of 2011, plan assets of $5.2 billion for the primary plan were above the ABO. The ABO for our unfunded supplemental pension plans was $272 million and $194 million as of the end of 2011 and 2010, respectively.

Primary Plan Asset Allocation

The target allocation ranges for each asset class as of the end of 2011 and the fair value of each asset class as a percent of the total fair value of pension plan assets were as follows:

		Plan Assets
Asset Class	2011 Target Allocation Ranges	2011	2010
Equity	45% -60%	53%	68%
Fixed income	35% -45%	38%	22%
Real estate, cash and other	5% - 15%	9%	10%

Total		100%	100%

Asset Allocation Strategy

The pension plan’s investment strategy is designed to provide a rate of return that, over the long term, increases the ratio of plan assets to liabilities by maximizing investment return on assets, at an appropriate level of volatility risk. The plan’s asset portfolio is actively managed and invested primarily in equity securities, which have historically provided higher returns than debt portfolios, balanced with fixed income (i.e., debt securities) and other asset classes to maintain an efficient risk/return diversification profile. In 2011, we shifted 15% of the plan’s allocation from equities into fixed income. This shift in allocation was another step towards lowering the plan’s volatility risk and matching the plan’s investment strategy with a maturing liability profile. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth-oriented and value-oriented investments and U.S. and non-U.S. securities. Investment types, including high-yield versus investment-grade debt securities, illiquid assets such as real estate, the use of derivatives and Company securities are set forth in written guidelines established for each investment manager and monitored by the plan’s management team. In 2011, the plan exited all of the remaining Company’s stock associated with the 2009 voluntary contribution of jcpenney common stock to the plan. ERISA rules allow plans to invest up to 10% of a plan’s assets in their company’s stock. The plan’s asset allocation policy is designed to meet the plan’s future pension benefit obligations. Under the policy, asset classes are periodically reviewed and rebalanced as necessary, to ensure that the mix continues to be appropriate relative to established targets and ranges.

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

Fair Value of Primary Plan Assets

The tables below provide the fair values of the primary plan’s assets as of the end of 2011 and 2010, by major class of asset.

($ in millions)	Investments at Fair Value at Year-End 2011
	Level 1(1)	Level 2(1)	Level 3	Total
Cash	$6	$-	$-	$6
Common collective trusts	-	42	-	42

Cash and cash equivalents total	6	42	-	48

Common collective trusts – domestic	-	341	-	341
Common collective trusts – international	-	400	-	400
Equity securities – domestic	1,379	-	-	1,379
Equity securities – international	335	14	-	349
Private equity	-	-	299	299

Equity securities total	1,714	755	299	2,768

Common collective trusts	-	1,070	-	1,070
Corporate bonds	-	720	36	756
Municipal bonds	-	80	-	80
Government securities	-	8	-	8
Mortgage backed securities	-	42	-	42

Fixed income total	-	1,920	36	1,956

Real estate	106	44	255	405

Real estate total	106	44	255	405

Total investment assets at fair value	$1,826	$2,761	$590	$5,177

Accounts payable, net				(1)

Total				$5,176

($ in millions)	Investments at Fair Value at Year-End 2010
	Level 1(1)	Level 2(1)	Level 3	Total
Cash	$4	$-	$-	$4
Common collective trusts	-	70	-	70

Cash and cash equivalents total	4	70	-	74

Common collective trusts – domestic	-	117	-	117
Common collective trusts – international	-	465	-	465
Equity securities – domestic	2,261	3	-	2,264
Equity securities – international	407	1	-	408
Private equity	-	-	291	291

Equity securities total	2,668	586	291	3,545

Common collective trusts	-	649	-	649
Corporate bonds	-	476	4	480
Municipal bonds	-	23	-	23
Government securities	-	13	-	13
Mortgage backed securities	-	10	-	10
Other fixed income	-	11	-	11

Fixed income total	-	1,182	4	1,186

Real estate	163	38	251	452

Real estate total	163	38	251	452

Total investment assets at fair value	$2,835	$1,876	$546	$5,257

Accounts payable, net				(6)

Total				$5,251

(1)	There were no significant transfers in or out of level 1 or level 2 investments.

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

Government, Municipal Bonds and Mortgaged Backed Securities – Government and municipal securities are valued at a price based on a broker quote in an over-the-counter market and classified as level 2 of the fair value hierarchy. Mortgage backed securities are valued at a price based on observable market information or a broker quote in an over-the-counter market and classified as level 2 of the fair value hierarchy.

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

The table below sets forth a summary of changes in the fair value of the primary plan’s level 3 investment assets.

Level 3 Investment Assets

Year-End 2011

($ in millions)	Private Equity Funds	Real Estate	Corporate Bonds
Balance, beginning of year	$291	$251	$4
Transfers, net	-	-	11
Realized gains	33	10	-
Unrealized (losses)/gains	(17)	24	(1)
Purchases and issuances	53	12	33
Sales, maturities and settlements	(61)	(42)	(11)

Balance, end of year	$299	$255	$36

Level 3 Investment Assets

Year-End 2010

($ in millions)	Private Equity Funds	Real Estate	Corporate Bonds
Balance, beginning of year	$252	$231	$-
Realized gains	21	15	4
Unrealized (losses)/gains	19	(31)	-
Purchases and issuances	46	61	-
Sales, maturities and settlements	(47)	(25)	-

Balance, end of year	$291	$251	$4

Contributions

Our policy with respect to funding the primary plan is to fund at least the minimum required by ERISA rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Consistent with our discretionary contribution practice, on May 24, 2010, we used net proceeds of approximately $392 million from the issuance of $400 million of 5.65% Senior Notes due 2020 to make a voluntary cash contribution to the primary plan. Due to our past funding of the pension plan and overall positive growth in plan assets since plan inception, there will not be any required cash contribution for funding of plan assets in 2012 under ERISA, as amended by the Pension Protection Act of 2006.

Our contributions to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2012 are anticipated to be approximately $46 million. The expected contributions for 2012 have increased from $29 million in the prior year due to an increase in supplemental plan payouts associated with the VERP. Benefits are paid in the form of five equal annual installments to participants and no election as to the form of benefit is provided for in the unfunded plans.

Estimated Future Benefit Payments

($ in millions)	Primary Plan Benefits	Supplemental Plan Benefits
2012	$284	$46
2013	302	45
2014	302	42
2015	307	40
2016	312	34
2017-2021	1,662	82

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

Postretirement Plan (Income)

($ in millions)	2011	2010	2009
Service cost	$-	$-	$-
Interest cost	1	1	1
Amortization of prior service (credit)	(26)	(26)	(26)

Net periodic postretirement benefit (income)	$(25)	$(25)	$(25)

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

Obligations and Funded Status

($ in millions)	2011		2010
Change in APBO
Beginning balance	$15		$18
Interest cost	1		1
Participant contributions	11		11
Actuarial (gain)/loss	9		(3)
Benefits (paid)	(12)		(12)

Balance at measurement date	$24		$15

Change in fair value of plan assets
Beginning balance	$-		$-
Participant contributions	11		11
Company contributions	1		1
Benefits (paid)	(12)		(12)

Balance at measurement date	$-		$-

Funded status of the plan	$(24	)(1)	$(15	)(1)

(1) Of the total accrued liability, $3 million for 2011 and 2010 was included in other accounts payable and accrued expenses in the Consolidated Balance Sheets, and the remaining amounts were included in other liabilities.

The following pre-tax amounts were recognized in accumulated other comprehensive (loss)/income as of the end of 2011 and 2010:

	Postretirement Plans
($ in millions)	2011		2010
Net (gain)	$(5	)(1)	$(14)
Prior service (credit)	(43	)(1)	(68)

	$(48)		$(82)

(1) In 2012, approximately $(15) million of prior service (credit) and no net (gain) for the postretirement plan are expected to be amortized from accumulated other comprehensive loss into net periodic postretirement benefit (income).

Cash Contributions

The postretirement benefit plan is not funded and is not subject to any minimum regulatory funding requirements. We estimate that in 2012 we will contribute $4 million toward retiree medical premiums.

Estimated Future Benefit Payments

($ in millions)	Other Postretirement Benefits
2012	$4
2013	3
2014	3
2015	3
2016	3
2017-2021	10

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

In addition to the Savings Plan, we sponsor the Mirror Savings Plan, which is a non-qualified contributory unfunded defined contribution plan offered to certain management associates. This plan supplements retirement savings under the Savings Plan for eligible management associates who choose to participate in it. The plan’s investment options generally mirror the traditional Savings Plan investment options. As of the end of 2011, the unamortized balance within accumulated other comprehensive (loss)/income for the plan was $21 million. Similar to the supplemental retirement plans, the Mirror Savings Plan benefits are paid from our operating cash flow and cash investments.

The expense for these plans, which was predominantly included in SG&A expenses on the Consolidated Statements of Operations, was as follows:

($ in millions)	2011	2010	2009
Savings Plan – 401(k)	$52	$41	$55
Savings Plan – retirement account	11	12	8
Mirror Savings Plan	4	3	2

Total	$67	$56	$65

17) Restructuring and Management Transition Charges

In 2011 and 2010, we incurred $451 million and $32 million, respectively, of restructuring and management transition charges. Restructuring and management transition charges include costs related to activities to streamline our supply chain operations, exit our catalog and catalog outlet businesses, cost savings initiatives to reduce store and home office expenses, the VERP, management transition charges related to the hiring and departure of certain members of management and other miscellaneous restructuring costs including the exit of our two specialty websites, CLADTM and Gifting GraceTM.

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program during 2011, we recorded $28 million of increased depreciation, $8 million of costs to close and consolidate facilities and $5 million of employee severance. Increased depreciation resulted from shortening the useful lives of assets related to the closing and consolidating of selected facilities. We are expecting to incur a total of approximately $55 million in expense related to this restructuring activity, with $41 million incurred in 2011 and the remainder to be incurred in 2012.

Catalog and catalog outlet stores

In the fourth quarter of 2010, we announced our plan to exit the catalog outlet stores and wind down our catalog business. As a result, in 2010 we recorded $17 million of increased depreciation and $4 million of employee severance. Increased depreciation resulted from shortening the useful lives of assets associated with our catalog and catalog outlet stores. On October 16, 2011, we completed an asset purchase agreement to sell the assets related to the operations of our catalog outlet stores. We sold fixed assets and inventory with combined net book values of approximately $31 million, for a total purchase price of $7 million, which resulted in a loss of $24 million. In 2011, we also recorded an additional $10 million of severance and other costs related to the sale of our catalog outlet stores. In total for 2011 and 2010, we recorded $55 million related to the exit of our catalog and catalog outlet stores. We do not expect to incur any additional costs related to this program, as the catalog outlet stores were sold during 2011 and the catalog operations were discontinued at the end of 2010.

Employment termination benefits

In 2011 and 2010, we recorded $41 million and $4 million, respectively, of employee termination benefits for actions to reduce our store and home office expenses. We are expecting to incur additional charges in 2012 related to this restructuring activity.

VERP

As a part of several restructuring and cost-savings initiatives designed to reduce salary and related costs across the Company, in August of 2011 we announced a VERP which was offered to approximately 8,000 eligible associates. In the third quarter of 2011, we recorded a total charge of $179 million related to the VERP. Charges included $176 million related to enhanced retirement benefits for the approximately 4,000 associates who accepted the VERP, $1 million related to curtailment charges for our Supplemental Retirement Program and Benefit Restoration Plan as a result of the reduction in the expected years of future service related to these plans, and an additional $2 million of costs associated with administering the VERP. This program was completed in 2011 and we do not expect to incur any additional costs related to the enhanced benefits associated with the VERP.

Management transition

During 2011, we announced and implemented several changes within our management leadership team which resulted in management transition costs of $130 million during the year. Ronald B. Johnson became Chief Executive Officer on November 1, 2011, succeeding Myron E. Ullman, III. Mr. Ullman was Executive Chairman of the Board of Directors until January 27, 2012, at which time he retired from the Company. During 2011, we incurred transition charges of $53 million and $29 million related to Mr. Johnson and Mr. Ullman, respectively. In October 2011, Michael R. Francis was appointed President and as part of his employment package, he was awarded a one-time sign-on bonus of $12 million. In November 2011, Michael W. Kramer and Daniel E. Walker were appointed Chief Operating Officer and Chief Talent Officer, respectively, and as part of their respective employment packages, they were awarded one-time sign-on bonuses of $4 million and $8 million, respectively. We also recorded $24 million of management transition charges primarily related to other members of management in 2011.

Other

In 2011, we recorded $26 million of charges primarily related to the restructuring activities associated with streamlining our custom decorating operations and the exit of our specialty websites CLAD and Gifting Grace. In 2010 we recorded $7 million of charges primarily related to the restructuring activities associated with streamlining our custom decorating operations. In 2011 and 2010, we recorded $4 million and $3 million, respectively, of charges primarily related to increased depreciation as a result of closing and consolidating facilities related to our custom decorating operations. In the fourth quarter of 2011, we recorded $8 million related to the exit of our specialty websites primarily related to termination benefits and contract termination costs. In 2011 and 2010, we incurred $14 million and $4 million, respectively, of additional miscellaneous restructuring costs. We expect to incur an additional $2 million of costs associated with the exit of our specialty websites in 2012 related to lease termination costs. We do not expect to incur any additional costs associated with any of the other miscellaneous restructuring programs that were initiated in 2010 and 2011.

The following table reconciles the activity for the restructuring and management transition liability for 2011 and 2010:

($ in millions)	Supply Chain		Catalog and Catalog Outlet Stores		Employment Termination Benefits	VERP		Management Transition		Other		Total
January 30, 2010	$-		$-		$-	$-		$-		$-		$-
Charges	-		21		4	-		-		7		32
Cash payments	-		-		-	-		-		-		-
Non-cash	-		(17	)(1)	-	-		-		(7	)(1)	(24)

January 29, 2011	-		4		4	-		-		-		8
Charges	41		34		41	179		130		26		451
Cash payments	(10)		(12)		(17)	(2)		(41)		(3)		(85)
Non-cash	(28	)(1)	(26	)(2)	-	(177	)(3)	(79	)(4)	(4	)(1)	(314)

January 28, 2012	$3		$-		$28	$-		$10		$19		$60

(1) Amounts represent increased depreciation as a result of shortening the useful lives of assets associated with our catalog outlet stores and our supply chain and custom decorating operations.

(2) Amount includes the loss on the sale of the catalog outlet stores.

(3) Amount includes $133 million that reduced the prepaid status of our primary plan and $44 million that increased the unfunded status of our Supplemental Retirement Program and Benefit Restoration Plan on October 15, 2011.

(4) Amount represents stock-based compensation expense related to management transitions.

18) Real Estate and Other, Net

($ in millions)	2011	2010	2009
Real estate activities	$(38)	$(34)	$(34)
Impairments (Note 9)	58	3	42
Net gains from sale of real estate	(6)	(8)	(2)
Other	7	11	(1)

Total expense/(income)	$21	$(28)	$5

Real estate and other, net consists mainly of ongoing operating income from our real estate subsidiaries whose primary investments are in REITs, as well as investments in 13 joint ventures that own regional mall properties, five as general partner and eight as limited partner. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in Company operations, asset impairments and other non-operating corporate charges and credits. In 2011, 2010 and 2009, we received dividend income from our REITs totaling $10 million, $8 million and $8 million, respectively. In 2011, 2010 and 2009, we recorded investment income for our proportional share of earnings from our joint ventures totaling $13 million, $15 million and $15 million, respectively.

19) Income Taxes

The components of our income tax (benefit)/expense for continuing operations were as follows:

($ in millions)	2011	2010	2009
Current
Federal and foreign	$60	$92	$59
State and local	16	(4)	24

	76	88	83

Deferred
Federal and foreign	(130)	92	65
State and local	(23)	23	6

	(153)	115	71

Total	$(77)	$203	$154

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is as follows:

(percent of pre-tax (loss)/income)	2011	2010	2009
Federal income tax at statutory rate	(35.0)%	35.0%	35.0%
State and local income tax, less federal income tax benefit	(1.8)	2.1	4.7
Tax effect of dividends on ESOP shares	(1.9)	(0.8)	(1.2)
Non-deductible management transition costs	11.3	-	-
Wage credits	(5.2)	(1.1)	(1.0)
Other permanent differences and credits	(1.0)	(0.3)	0.7

Effective tax rate for continuing operations	(33.6)%	34.9%	38.2%

Our deferred tax assets and liabilities were as follows:

($ in millions)	2011	2010
Assets
Merchandise inventory	$102	$41
Accrued vacation pay	34	40
Gift cards	49	65
Stock-based compensation	87	73
State taxes	39	59
Workers’ compensation/general liability	91	97
Accrued rent	26	24
Mirror savings plan	24	24
Pension and other retiree obligations	187	-
Other	69	94

Total deferred tax assets	708	517

Liabilities
Depreciation and amortization	(1,172)	(1,083)
Pension and other retiree obligations	-	(211)
Leveraged leases/tax benefit transfers	(140)	(170)
Unrealized gain on REITs	(91)	(62)
Other	(13)	(57)

Total deferred tax liabilities	(1,416)	(1,583)

Total net deferred tax (liabilities)	$(708)	$(1,066)

We anticipate that we will generate sufficient pre-tax income in the future to realize the full benefit of the deferred tax assets related to future deductible amounts. Accordingly, a valuation allowance was not required at year-end 2011 or 2010.

Deferred tax assets and liabilities included in our consolidated balance sheets were as follows:

($ in millions)	2011	2010
Other current assets	$180	$126
Other long-term liabilities	(888)	(1,192)

Net deferred tax liabilities	$(708)	$(1,066)

Income taxes on our Consolidated Balance Sheets included current income taxes receivable of $233 million at the end of 2011 and $208 million at the end of 2010, in addition to the net current deferred tax assets shown above.

A reconciliation of unrecognized tax benefits is as follows:

($ in millions)	2011	2010	2009
Beginning balance	$162	$165	$192
Additions for tax positions related to the current year	-	-	-
Additions for tax positions of prior years	10	21	37
Reductions for tax positions of prior years	(14)	(5)	(1)
Settlements and effective settlements with tax authorities	(45)	(16)	(59)
Expirations of statute	(3)	(3)	(4)

Balance at end of year	$110	$162	$165

As of the end of 2011, 2010 and 2009 the uncertain tax position balance included $61 million, $60 million and $75 million, respectively, that, if recognized, would lower the effective tax rate and would be reduced upon settlement by $21 million, $21 million and $26 million, respectively, related to the federal tax deduction of state taxes. The remaining amounts reflected tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Due to deferred tax accounting, other than any interest or penalties incurred, the disallowance of the shorter deductibility period would not impact the effective tax rate, but would accelerate payment to the taxing authority.

Over the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could be reduced by $25 million if our tax position is sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance.

Accrued interest and penalties related to unrecognized tax benefits included in income tax expense was $4 million as of January 28, 2012, $3 million as of January 29, 2011 and $2 million as of January 30, 2010.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are no longer subject to U.S. federal examinations by tax authorities for years before 2010. We expect resolution of issues pertaining to 2009 and 2010 to occur in 2012. The 2007 and 2008 examinations were resolved in 2011. We are audited by the taxing authorities of virtually all states and certain foreign countries and are subject to examination by these taxing jurisdictions for years generally after 2006.

20) Litigation, Other Contingencies and Guarantees

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

As of January 28, 2012, we estimated our total potential environmental liabilities to range from $21 million to $27 million and recorded our best estimate of $21 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

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

In connection with the sale of the operations of our catalog outlet stores (see Note 17), we assigned leases on 10 catalog outlet store locations to the purchaser. As part of the assignment agreements, we became third guarantor for all 10 of the assigned lease agreements. In the event of lease default by the purchaser, our maximum obligation under the lease guarantees, as of January 28, 2012, is $25 million, assuming acceleration of all lease payments. The 10 leases have expiration dates beginning in June 2014 with the last lease expiring in November 2020.

21) Quarterly Results of Operations (Unaudited)

The following is a summary of our quarterly unaudited consolidated results of operations for 2011 and 2010:

2011

($ in millions, except EPS)	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
Total net sales	$3,943		$3,906		$3,986	$5,425
Gross margin	1,595		1,497		1,489	1,637	(1)
SG&A expenses	1,281		1,243		1,242	1,343
Restructuring and management transition(2)	9	(3)	23	(4)	265 (5)	154	(6)
Income/(loss) from continuing operations	64		14		(143)	(87	)(7)
Net income/(loss)	$64		$14		$(143)	$(87)
Diluted earnings/(loss) per share(8)	$0.28		$0.07		$(0.67)	$(0.41)

2010

($ in millions, except EPS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total net sales	$3,929	$3,938	$4,189	$5,703
Gross margin	1,630	1,552	1,635	2,143
SG&A expenses	1,292	1,275	1,326	1,465
Restructuring and management transition(2)	-	-	-	32	(9)
Income from continuing operations	60	14	44	260
Discontinued operations	-	-	-	11

Net income	$60	$14	$44	$271

Diluted earnings per share(8):
Continuing operations	$0.25	$0.06	$0.19	$1.09
Discontinued operations	-	-	-	0.04

Net income	$0.25	$0.06	$0.19	$1.13

(1) Includes $207 million of higher markdowns and merchandise re-ticketing costs associated with implementing our new pricing strategy.

(2) Beginning in third quarter of 2011, restructuring and management transition charges were reported as a separate operating expense line. Previously these charges were included in real estate and other, net. The previous quarters have been reclassified to conform to the new presentation.

(3) Includes $3 million related to activities to streamline our supply chain operations, $3 million related to the exit of our catalog and catalog outlet businesses, $1 million related to employment termination benefits in our stores and home office and $2 million related to other miscellaneous restructuring activities. See Note 17.

(4) Includes $12 million related to activities to streamline our supply chain operations, $1 million related to the exit of our catalog and catalog outlet businesses, $4 million related to employment termination benefits in our stores and home office, $2 million related to management transition costs and $4 million related to other miscellaneous restructuring activities. See Note 17.

(5) Includes $16 million related to activities to streamline our supply chain operations, $30 million related to the exit of our catalog and catalog outlet businesses, $12 million related to employment termination benefits in our stores and home office, $179 million related to the VERP, $27 million related to management transition costs and $1 million related to other miscellaneous restructuring activities. See Note 17.

(6) Includes $10 million related to activities to streamline our supply chain operations, $24 million related to employment termination benefits in our stores and home office, $101 million related to management transition costs and $19 million related to other miscellaneous restructuring activities which includes $8 million related to the exit of our websites CLAD and Gifting Grace. See Note 17.

(7) Includes $58 million of store impairments charges recorded in real estate and other, net.

(8) EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(9) Includes $21 million related to the exit of our catalog and catalog outlet businesses, $4 million related to employment termination benefits in our stores and home office and $7 million of other miscellaneous restructuring activities. See Note 17.

EXHIBIT INDEX

		Incorporated by Reference					Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date

2.1	Agreement and Plan of Merger dated as of January 23, 2002, between JCP and Company	8-K	001-15274	2		01/28/2002

3.1	Restated Certificate of Incorporation of the Company, as amended to May 20, 2011	10-Q	001-15274	3.1		06/08/2011

3.2	Bylaws of Company, as amended to February 22, 2012	8-K	001-15274	3.1		02/27/2012

4.1	Indenture, dated as of October 1, 1982, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4	(a)	04/19/1994

4.2	First Supplemental Indenture, dated as of March 15, 1983, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4	(b)	04/19/1994

4.3	Second Supplemental Indenture, dated as of May 1, 1984, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-00777	4	(c)	04/19/1994

4.4	Third Supplemental Indenture, dated as of March 7, 1986, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-03882	4	(d)	03/11/1986

4.5	Fourth Supplemental Indenture, dated as of June 7, 1991, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-41186	4	(e)	06/13/1991

		Incorporated by Reference					Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit		Filing Date

4.6	Fifth Supplemental Indenture, dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of October 1, 1982	10-K	001-15274	4	(o)	04/25/2002

4.7	Indenture, dated as of April 1, 1994, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	S-3	033-53275	4	(a)	04/26/1994

4.8	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994	10-K	001-15274	4	(p)	04/25/2002

4.9	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Institution) to Indenture dated as of April 1, 1994	10-Q	001-15274	4		09/06/2002

4.10	Warrant Purchase Agreement dated June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.1		06/14/2011

4.11	Warrant dated as of June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.2		06/14/2011

Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.1	Amended and Restated Credit Agreement dated as of January 27, 2012 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	02/02/2012

10.2	Amended and Restated Guarantee and Collateral Agreement dated as of January 27, 2012 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and JPMorgan Chase Bank, N. A., as Administrative Agent	8-K	001-15274	10.2	02/02/2012

10.3	First Amendment dated as of February 10, 2012 to the Amended and Restated Credit Agreement dated as of January 27, 2012, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the financial institutions named therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	02/16/2012

10.4	Asset Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., Eckerd Fleet, Inc., CVS Pharmacy, Inc. and CVS Corporation	10-K	001-15274	10(i)(e)	04/08/2004

10.5	Stock Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., TDI Consolidated Corporation, and The Jean Coutu Group (PJC) Inc.	10-K	001-15274	10(i)(f)	04/08/2004

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date

10.6	Amendment and Waiver No. 1 to Asset Purchase Agreement dated as of July 30, 2004, among CVS Pharmacy, Inc., CVS Corporation, J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., and Eckerd Fleet, Inc.	10-Q	001-15274	10.1	09/08/2004

10.7	First Amendment to Stock Purchase Agreement dated as of July 30, 2004, among The Jean Coutu Group (PJC) Inc., J. C. Penney Company, Inc., and TDI Consolidated Corporation	10-Q	001-15274	10.2	09/08/2004

10.8	CN Rescission Agreement dated as of August 25, 2004, among CVS Corporation, CVS Pharmacy, Inc., certain CVS affiliates, and J.C. Penney Company, Inc.	10-Q	001-15274	10.3	09/08/2004

10.9**	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan	10-K	001-00777	10(k)	04/24/1989

10.10**	J. C. Penney Company, Inc. 1989 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	04/18/1989

10.11**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	001-00777	B	04/20/1993

10.12**	February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan	10-K	001-00777	10(ii)(k)	04/18/1995

10.13**	February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended	10-K	001-00777	10(ii)(k)	04/16/1996

10.14**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	04/18/1995

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.15**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	04/25/1990
10.16**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	04/11/1997
10.17**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	04/11/2001
10.18**	J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	03/31/2009
10.19**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated effective July 1, 2007	10-Q	001-15274	10.1	09/12/2007
10.20**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	02/15/2005
10.21**	Form of Notice of Restricted Stock Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.2	02/15/2005
10.22**	Form of Notice of Grant of Stock Option(s) under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.3	02/15/2005

10.23**	Form of Director’s election to receive all/portion of annual cash retainer in J. C. Penney Company, Inc. common stock (J. C. Penney Company, Inc. 2001 Equity Compensation Plan)	8-K	001-15274	10.4	02/15/2005

10.24**	Form of Notice of Restricted Stock Award – Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	02/15/2005

10.25**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.6	02/15/2005

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date

10.26**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.7	02/15/2005

10.27**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	02/15/2005

10.28**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.9	02/15/2005

10.29**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	05/24/2005

10.30**	Form of Notice of Grant of Stock Option(s), Special Stock Option Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	05/31/2005

10.31**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	05/31/2005

10.32**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005

10.33**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	09/26/2007

10.34**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.4	03/27/2006

10.35**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	05/19/2006

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date
10.36**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	05/19/2006

10.37**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.3	05/19/2006

10.38**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	05/19/2006

10.39**	Form of Notice of Grant of Stock Options for Executive Officers subject to Executive Termination Pay Agreements under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	08/07/2006

10.40**	JCP Management Incentive Compensation Program, effective December 31, 2007	8-K	001-15274	10.6	12/14/2007

10.41**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/15/2007

10.42**	Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	03/15/2007

10.43**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	03/07/2008

10.44**	2008 Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	03/07/2008

10.45**	Form of Notice of 2008 Performance Unit Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.3	03/07/2008

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date

10.46**	JCP Change in Control Plan, effective December 31, 2007	8-K	001-15274	10.7	12/14/2007

10.47**	JCP Change in Control Plan, as amended and restated effective March 27, 2008	8-K	001-15274	10.1	04/02/2008

10.48**	JCP 2009 Change in Control Plan	10-K	001-15274	10.60	03/31/2009

10.49**	J. C. Penney Corporation, Inc. Change in Control Plan, effective January 10, 2011	8-K	001-15274	10.1	06/14/2011

10.50**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	05/19/2006

10.51**	Form of Indemnification Trust Agreement between JCP and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended March 30, 1987	Def. Proxy Stmt.	001-00777	Exhibit 1 to Exhibit B	04/24/1987

10.52**	Second Amendment to Indemnification Trust Agreement between JCP and JPMorgan Chase Bank, effective as of January 27, 2002	10-K	001-15274	10.53	03/31/2009

10.53**	Third Amendment to Indemnification Trust Agreement between Company, JCP and JPMorgan Chase Bank, effective as of June 1, 2008	10-Q	001-15274	10.2	09/10/2008

10.54**	Form of Indemnification Agreement between Company, JCP and individual Indemnities, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	04/25/2002

10.55**	Special Rules for Reimbursements Subject to Code Section 409A under Indemnification Agreement between Company, JCP and individual Indemnities, adopted December 9, 2008	10-K	001-15274	10.56	03/31/2009

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date

10.56**	JCP Mirror Savings Plan, amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.60	03/31/2009

10.57**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008 and as further amended through December 10, 2008	10-K	001-15274	10.62	03/31/2009

10.58**	Supplemental Retirement Program for Management Profit-Sharing Associates of JCP, as amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.63	03/31/2009

10.59**	JCP Benefit Restoration Plan, as amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.64	03/31/2009

10.60**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan, as amended through December 10, 2008	10-K	001-15274	10.65	03/31/2009

10.61**	Notice of Restricted Stock Unit Award granted to M.E. Ullman, III, dated as of December 1, 2004	10-Q	001-15274	10.3	12/07/2004

10.62**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.2	09/09/2009
10.63**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.3	09/09/2009

10.64**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.4	09/09/2009

10.65**	Form of Notice of 2010 Performance Unit Grant under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	8-K	001-15274	10.1	03/17/2010

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date

10.67	Consumer Credit Card Program Agreement by and between JCP and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	11/06/2009

10.68	First Amendment, dated as of October 29, 2010, to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	10/29/2010

10.69**	J. C. Penney Corporation, Inc., Management Incentive Compensation Program, effective January 30, 2011	8-K	001-15274	10.1	01/10/2011

10.70	Stockholders Agreement, dated August 19, 2011, between J. C. Penney Company, Inc. and Pershing Square Capital Management, L.P.	8-K	001-15274	10.1	08/19/2011

10.71	Stockholders Agreement, dated September 16, 2011, between J. C. Penney Company, Inc. and Vornado Realty Trust	8-K	001-15274	10.1	09/19/2011

10.72**	Letter Agreement dated as of June 14, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	10-Q	001-15274	10.2	09/07/2011

10.73**	Letter Agreement between J. C. Penney Company, Inc. and Michael R. Francis	8-K	001-15274	10.1	10/03/2011

10.74**	Letter Agreement between J. C. Penney Company, Inc. and Daniel E. Walker					†

10.75**	Letter Agreement between J. C. Penney Company, Inc. and Michael W. Kramer					†

10.76**	Executive Termination Pay Agreement between J. C. Penney Corporation, Inc. and Michael R. Francis					†

10.77**	Executive Termination Pay Agreement between J. C. Penney Corporation, Inc. and Daniel E. Walker					†

** Indicates a management contract or compensatory plan or arrangement.

	Exhibit Description	Incorporated by Reference				Filed (†) or Furnished (‡) Herewith (as indicated)
Exhibit No.		Form	SEC File No.	Exhibit	Filing Date

10.78**	Executive Termination Pay Agreement between J. C. Penney Corporation, Inc. and Michael W. Kramer					†

10.79**	Notice of Restricted Stock Unit Grant for Ronald B. Johnson					†

10.80**	Notice of Restricted Stock Unit Grant for Michael R. Francis					†

10.81**	Notice of Restricted Stock Unit Grant for Daniel E. Walker					†

10.82**	Notice of Restricted Stock Unit Grant for Michael W. Kramer					†

10.83**	Notice of Restricted Stock Unit Grant for Michael W. Kramer					†

12	Computation of Ratios of Earnings to Fixed Charges					†

21	Subsidiaries of the Registrant					†

23	Consent of Independent Registered Public Accounting Firm					†

24	Power of Attorney					†

31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

101.INS	XBRL Instance Document					†

101.SCH	XBRL Taxonomy Extension Schema Document					†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

** Indicates a management contract or compensatory plan or arrangement.