Form 10-Q
period 2012-04-28
J C PENNEY CO INC
filed 2012-06-06
CIK 1166126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

or

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

218,587,145 shares of Common Stock of 50 cents par value, as of May 31, 2012

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended April 28, 2012

Part I. Financial Information

Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In millions, except per share data)	April 28,	April 30,
	2012	2011
Total net sales	$3,152	$3,943
Cost of goods sold	1,966	2,348
Gross margin	1,186	1,595
Operating expenses/(income):
Selling, general and administrative (SG&A)	1,160	1,281
Pension	58	29
Depreciation and amortization	125	128
Real estate and other, net	(7)	(13)
Restructuring and management transition	76	9
Total operating expenses	1,412	1,434
Operating income/(loss)	(226)	161
Net interest expense	56	58
Income/(loss) before income taxes	(282)	103
Income tax expense/(benefit)	(119)	39
Net income/(loss)	$(163)	$64

Earnings/(loss) per share:
Basic	$(0.75)	$0.28
Diluted	$(0.75)	$0.28

Weighted average shares – basic	218.3	229.2
Weighted average shares – diluted	218.3	231.7

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

 (Unaudited)

	Three Months Ended
($ in millions)	April 28,	April 30,
	2012	2011
Net income/(loss)	$(163)	$64
Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on REITs, net of tax expense/(benefit) of $16 and $12	27	23
Net actuarial gain/(loss) and prior service credit/(cost), net of tax expense/(benefit) of $21 and $12	38	19
Total other comprehensive income/(loss), net of tax	65	42
Total comprehensive income/(loss), net of tax	$(98)	$106

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	April 28,	April 30,	January 28,
	2012	2011	2012
Assets	(Unaudited)	(Unaudited)
Current assets
Cash in banks and in transit	$184	$246	$175
Cash short-term investments	655	1,521	1,332
Cash and cash equivalents	839	1,767	1,507
Merchandise inventory	3,084	3,408	2,916
Income tax receivable	386	146	233
Deferred income taxes	156	123	180
Prepaid expenses and other	217	189	245
Total current assets	4,682	5,633	5,081
Property and equipment (net of accumulated depreciation of $3,071, $2,963 and $2,965)	5,126	5,226	5,176
Prepaid pension	-	776	-
Other assets	1,231	764	1,167
Total Assets	$11,039	$12,399	$11,424
Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$984	$1,274	$1,022
Other accounts payable and accrued expenses	1,222	1,396	1,503
Current maturities of long-term debt, including capital leases	231	-	231
Total current liabilities	2,437	2,670	2,756
Long-term debt	2,871	3,099	2,871
Deferred taxes	924	1,208	888
Other liabilities	871	671	899
Total Liabilities	7,103	7,648	7,414
Stockholders' Equity
Common stock(1)	109	108	108
Additional paid-in capital	3,767	3,587	3,699
Reinvested earnings	1,204	1,819	1,412
Accumulated other comprehensive income/(loss)	(1,144)	(763)	(1,209)
Total Stockholders’ Equity	3,936	4,751	4,010
Total Liabilities and Stockholders’ Equity	$11,039	$12,399	$11,424

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 218.4 million, 216.1 million and 215.9 million as of April 28, 2012, April 30, 2011 and January 28, 2012, respectively.

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
($ in millions)	April 28,	April 30,
	2012	2011
Cash flows from operating activities:
Net income/(loss)	$(163)	$64
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	12	1
Asset impairments and other charges	1	1
Depreciation and amortization	125	128
Benefit plans expense	38	14
Stock-based compensation	12	13
Excess tax benefits from stock-based compensation	(11)	(3)
Deferred taxes	21	(24)
Change in cash from:
Inventory	(168)	(195)
Prepaid expenses and other assets	29	10
Merchandise accounts payable	(38)	141
Current income taxes payable	(144)	65
Accrued expenses and other	(291)	(163)
Net cash provided by/(used in) operating activities	(577)	52
Cash flows from investing activities:
Capital expenditures	(107)	(117)
Acquisition	(9)	-
Net cash provided by/(used in) investing activities	(116)	(117)
Cash flows from financing activities:
Financing costs	(2)	(15)
Dividends paid, common	(43)	(47)
Stock repurchase program	-	(733)
Proceeds from stock options exercised	68	8
Excess tax benefits from stock-based compensation	11	3
Tax withholding payments reimbursed by restricted stock	(9)	(6)
Net cash provided by/(used in) financing activities	25	(790)
Net increase/(decrease) in cash and cash equivalents	(668)	(855)
Cash and cash equivalents at beginning of year	1,507	2,622
Cash and cash equivalents at end of period	$839	$1,767

Supplemental cash flow information:
Income taxes paid/(received)	4	(1)
Interest paid	91	92
Interest received	1	1

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation and Consolidation

Basis of Presentation

J. C. Penney Company, Inc. is a holding company whose principal operating subsidiary is J. C. Penney Corporation, Inc. (JCP). JCP was incorporated in Delaware in 1924, and J. C. Penney Company, Inc. was incorporated in Delaware in 2002, when the holding company structure was implemented. The holding company has no independent assets or operations, and no direct subsidiaries other than JCP. The holding company a nd its consolidate d subsidiaries, including JCP, are collectively referred to in this quarterly report as “we,” “us,” “our,” “ourselves” or the “Company,” unless otherwise indicated.

J. C. Penney Company, Inc. is a co-obligor (or guarantor, as appropriate) regarding the payment of principal and interest on JCP’s outstanding debt securities. The guarantee of certain of JCP’s outstanding debt securities by J. C. Penney Company, Inc. is full and unconditional.

These unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The accompanying unaudited Interim Consolidated Financial Statements, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (2011 Form 10-K). We follow substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2011 Form 10-K. The January 28, 2012 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2011 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31.  As used herein, “three months ended April 28, 2012” and “three months ended April 30, 2011” refer to the 13-week periods ended April 28, 2012 and April 30, 2011, respectively.  Fiscal year 2012 contains 53 weeks.

Basis of Consolidation

All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior year amounts to conform to the current period presentation. Beginning in the third quarter of 2011, restructuring and management transition charges were reported as a separate operating expense line.  Previous to the third quarter of 2011, these charges were included in real estate and other.  None of the reclassifications affected our net income/(loss) in any period.

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

2. Effect of New Accounting Standards

None.

3.  Earnings/(Loss) per Share

Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended
(in millions, except per share data)	April 28,	April 30,
	2012	2011
Earnings/(loss):
Net income/(loss)	$(163)	$64
Shares:
Weighted average common shares outstanding (basic shares)	218.3	229.2
Adjustment for assumed dilution:
Stock options and restricted stock awards	-	2.5
Weighted average shares assuming dilution (diluted shares)	218.3	231.7
EPS:
Basic	$(0.75)	$0.28
Diluted	$(0.75)	$0.28

For the three months ended April 28, 2012 and April 30, 2011, 25 million and eight million average potential shares of common stock, respectively, were excluded from the EPS calculation because their effect would have been anti-dilutive.

4.  Credit Facility

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

No borrowings, other than the issuance of standby and import letters of credit totaling $145 million as of the end of the first quarter of 2012, have been made under the 2012 Credit Facility.  As of April 28, 2012, the applicable rate for standby and import letters of credit was 2.50% and 1.25%, respectively, while the required commitment fee was 0.40% for the unused portion of the 2012 Credit Facility.  As of April 28, 2012, we had $1,355 million available for borrowing under the 2012 Credit Facility.

5.  Long-Term Debt

During the first quarter of 2012, there were no scheduled debt maturities and no issuances of debt.  As of April 28, 2012, our next scheduled debt maturity is in August 2012 for $230 million.  During the first quarter of 2011, there were no scheduled debt maturities and no issuances of debt.

6.  Fair Value Disclosures

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

Real Estate Investment Trust (REIT) Assets Measured on a Recurring Basis

We determined the fair value of our investments in REITs using quoted market prices and there were no transfers in or out of any levels. As of April 28, 2012, April 30, 2011 and January 28, 2012, our REITs had a cost basis of $80 million. Our REIT assets measured at fair value on a recurring basis were as follows:

	REIT Assets at Fair Value
	Quoted Prices in Active	Significant Other	Significant Unobservable
($ in millions)	Markets of Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
April 28, 2012	$379	$-	$-
April 30, 2011	289	-	-
January 28, 2012	336	-	-

Other Financial Instruments

Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows:

	April 28, 2012		April 30, 2011		January 28, 2012
($ in millions)	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Long-term debt, including current maturities	$3,102	$3,060	$3,099	$3,086	$3,102	$3,046
Cost investment	36	-	-	-	36	-

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  The cost investment is for equity securities that are not registered and freely tradable shares and their fair values are not readily determinable; however, we believe the carrying value approximates or is less than the fair value.

As of April 28, 2012, April 30, 2011 and January 28, 2012, the fair values of cash and cash equivalents, accounts payables and current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table above with the exception of the current installments of long-term debt.

Concentrations of Credit Risk

We have no significant concentrations of credit risk.

7.  Stockholders’ Equity

The following table shows the change in the components of stockholders’ equity for the first three months of 2012:

	Number				Accumulated
	of		Additional	Reinvested	Other		Total
(in millions)	Common	Common	Paid-in	Earnings/	Comprehensive		Stockholders’
	Shares	Stock	Capital	(Loss)	Income/(Loss)		Equity
January 28, 2012	215.9	$108	$3,699	$1,412	$(1,209)	(1)	$4,010
Net income/(loss)	-	-	-	(163)	-		(163)
Other comprehensive income/(loss)	-	-	-	-	65		65
Dividends declared, common	-	-	-	(45)	-		(45)
Stock-based compensation	2.5	1	68	-	-		69
April 28, 2012	218.4	$109	$3,767	$1,204	$(1,144)	(2)	$3,936

(1) Includes an unrealized gain/(loss) in REITs of $165 million (shown net of a $91 million deferred tax liability) and actuarial gain/(loss) and prior service credit/(cost) for the pension and postretirement plans of $(1,374) million (shown net of a $873 million deferred tax asset).

(2) Includes an unrealized gain/loss) in REITs of $192 million (shown net of a deferred tax liability of $107 million) and actuarial gain/(loss) and prior service credit/(cost) for the pension and postretirement plans of $(1,336) million (shown net of a $852 million deferred tax asset).

8.  Stock-Based Compensation

We grant stock-based compensation to employees (associates) and non-employee directors under our 2009 Long-Term Incentive Plan (2009 Plan).  As of April 28, 2012, there were approximately six million shares of stock available for future grant under the 2009 Plan.

The following table presents total stock-based compensation costs:

	Three Months Ended
($ in millions)	April 28,		April 30,
	2012		2011
Stock awards (shares and units)	$8		$6
Stock options	4		7
Total stock-based compensation	$12	(1)	$13

(1) Excludes $9 million of stock-based compensation costs reported in restructuring and management transition charges (see Note 10).

On March 13, 2012, we made an annual grant of approximately 1.9 million stock options to associates at an option price of $37.63, with a fair value of $11.68 per option and approximately 646,000 time-based restricted stock units to associates with a fair value of $37.63 per restricted stock unit award.

9.  Retirement Benefit Plans

The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (primary plan) and non-contributory supplemental pension plans for the three months ended April 28, 2012 and April 30, 2011 were as follows:

	Primary Plan		Supplemental		Total
	Three Months Ended		Three Months Ended		Three Months Ended
($ in millions)	April 28,	April 30,	April 28,	April 30,	April 28,	April 30,
	2012	2011	2012	2011	2012	2011
Service cost	$23	$22	$-	$1	$23	$23
Interest cost	62	62	3	3	65	65
Expected return on plan assets	(94)	(96)	-	-	(94)	(96)
Net amortization	58	34	6	3	64	37
Net periodic benefit expense/(income)	$49	$22	$9	$7	$58	$29

The components of the net periodic benefit expense/(income) of our contributory postretirement health and welfare plan were predominantly included in SG&A expenses on the Consolidated Statements of Operations and were as follows:

	Three Months Ended
($ in millions)	April 28,	April 30,
	2012	2011
Service cost	$-	$-
Interest cost	-	-
Expected return on plan assets	-	-
Net amortization	(4)	(6)
Net periodic benefit expense/(income)	$(4)	$(6)

Defined Contribution Plans

Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain management associates. Total expense for our defined contribution plans for the first quarters of 2012 and 2011 was $15 million and $16 million, respectively, and was predominantly included in SG&A expenses on the Consolidated Statements of Operations.

10. Restructuring and Management Transition

During the three months ended April 28, 2012 and April 30, 2011, we incurred $76 million and $9 million, respectively, of restructuring and management transition charges.  Restructuring and management transition charges include costs related to activities to streamline our supply chain operations, exit our catalog and outlet businesses, cost savings initiatives to reduce store and home office expenses, management transition charges related to the hiring and departure of certain members of management and other miscellaneous restructuring costs. The composition of restructuring and management transition charges we incurred during the three months ended April 28, 2012 and April 30, 2011, as well as the cumulative amount incurred for restructuring activities through April 28, 2012, were as follows:

	Three Months	Three Months	Cumulative
($ in millions)	Ended	Ended	Amount Through
	April 28, 2012	April 30, 2011	April 28, 2012
Supply chain	$6	$3	$47
Catalog and catalog outlet stores(1)	-	3	55
Home office and stores	45	1	90
Management transition	20	-	150
Voluntary early retirement program (VERP)(1)	-	-	179
Other	5	2	38
Total	$76	$9	$559

(1)  These restructuring activities were completed in 2011 and we do not expect to incur any additional costs related to the exit of our catalog and catalog outlet stores and the enhanced benefits associated with the VERP.

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began during 2011, during the three months ended April 28, 2012 and April 30, 2011, we recorded charges of $6 million and $3 million, respectively.  For the remainder of 2012, our current estimate is to incur approximately $10 million of additional charges related to this restructuring activity.

Home office and stores

During the three months ended April 28, 2012 and April 30, 2011, we recorded $45 million and $1 million, respectively, of costs associated with employee termination benefits for actions to reduce our store and home office expenses.  For the remainder of 2012, our current estimate is to incur between $60 million to $80 million of additional charges related to this restructuring activity.

Management transition

During the first quarter of 2012, we announced and implemented several changes within our management leadership team that resulted in management transition costs of $20 million during the quarter for both incoming and outgoing members of management.

Other

During the three months ended April 28, 2012 and April 30, 2011, we recorded $5 million and $2 million, respectively, of miscellaneous restructuring charges.  The charges in the first quarter of 2012 were primarily related to the exit of our specialty websites CLADTM and Gifting GraceTM.

The following table reconciles the activity for the restructuring and management transition liability for the three months ended April 28, 2012:

($ in millions)	Supply		Home Office		Management
	Chain		and Stores		Transition		Other		Total
January 28, 2012	$3		$28		$10		$19		$60
Charges	6		45		20		5		76
Cash payments	(5)		(38)		(14)		(6)		(63)
Non-cash	(1)	(1)	(3)	(2)	(6)	(2)	(2)	(3)	(12)
April 28, 2012	3		32		10		16		61

(1)   Amount represents increased depreciation as a result of shortening the useful lives of assets associated with our supply chain operations.

(2)  Amount represents stock-based compensation expense.

(3)  Amount represents the write-off of assets associated with department store remodels that will not be completed due to the announced transformation of our department stores.

11.  Real Estate and Other, Net

	Three Months Ended
($ in millions)	April 28,	April 30,
	2012	2011
Real estate activities	$(8)	$(15)
Other	1	2
Total (income)/expense	$(7)	$(13)

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

For the three months ended April 28, 2012 and April 30, 2011, we received dividend income from our REITs totaling $3 million and $2 million, respectively.  Additionally, for the three months ended April 28, 2012 and April 30, 2011, we recorded investment income for our proportional share of earnings from our joint ventures totaling $3 million and $3 million, respectively.

12.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the thirteen weeks ended April 28, 2012. The effective tax rate from continuing operations for the three months ended April 28, 2012 was (42.2)% compared to 37.9% for the three months ended April 30, 2011.  Our income tax benefit for the quarter was positively impacted by federal wage tax credits, state law changes and state audit settlements.

13.  Litigation, Other Contingencies and Guarantees

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

As of April 28, 2012, we estimated our total potential environmental liabilities to range from $19 million to $27 million and recorded our best estimate of $20 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

As of April 28, 2012, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

In connection with the sale of the operations of our outlet stores, we assigned leases on 10 outlet store locations to the purchaser.  As part of the assignment agreements, we became third guarantor for all 10 of the assigned lease agreements.  In the event of lease default by the purchaser, our maximum obligation under the lease guarantees, as of April 28, 2012, is $24 million, assuming acceleration of all lease payments.  The 10 leases have expiration dates beginning in June 2014 with the last lease expiring in November 2020.

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

This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. It should be read in conjunction with our consolidated financial statements as of January 28, 2012, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (2011 Form 10-K). Unless otherwise indicated, all references to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

First Quarter Summary and Recent Developments

Transformational Strategy

On February 1, 2012, we began the process to transform jcpenney by officially launching our Fair and Square pricing strategy that includes three types of prices (1) everyday, (2) month-long and (3) best or our lowest prices and launched our new marketing campaign highlighting our new pricing strategy and branding.  During the quarter, we initiated our plans to re-organize our department stores into separately curated stores, shops and boutiques showcasing our new merchandise offerings.

Financial Results Summary

▪    Net loss was $163 million, or $0.75 per share, for the quarter compared to net income of $64 million, or $0.28 per share, last year.  Results this quarter included $76 million, or $0.21 per share, of restructuring and management transition charges; $53 million, or $0.15 per share, of markdowns related to the alignment of inventory with our new strategy and $49 million, or  $0.14 per share, for the non-cash impact of our qualified defined benefit pension plan expense.

▪    Comparable store sales decreased 18.9% as compared to last year reflecting the impact of lower than expected sales during the early stages of our efforts to communicate to our customers our Fair and Square pricing.

▪    Gross margin as a percentage of sales decreased 290 basis points compared to the same period last year due to deeper markdowns to move higher than anticipated levels of seasonal inventory as a result of lower than expected sales in the quarter, $53 million of markdowns related to our efforts to transform our merchandise assortment and reduce our weeks of supply of inventory to align with our new strategy and inflationary impacts related to higher cotton and petroleum based textile prices.

▪    Selling, general and administrative expenses (SG&A) decreased $121 million, or 9.4%, compared to last year’s first quarter as we began to realize the benefits of some of our cost savings initiatives.

Results of Operations

	Three Months Ended
($ in millions, except EPS)	April 28,	April 30,
	2012	2011
Total net sales	$3,152	$3,943
Percent increase/(decrease) from prior year	(20.1)%	0.4%
Comparable store sales increase/(decrease)(1)	(18.9)%	3.8%
Gross margin	1,186	1,595
Operating expenses/(income):
Selling, general and administrative	1,160	1,281
Primary pension plan	49	22
Supplemental pension plans	9	7
Total pension	58	29
Depreciation and amortization	125	128
Real estate and other, net	(7)	(13)
Restructuring and management transition	76	9
Total operating expenses	1,412	1,434
Operating income/(loss)	(226)	161
Adjusted operating income/(loss) (non-GAAP)(2)	(48)	192
Net interest expense	56	58
Income/(loss) before income taxes	(282)	103
Income tax expense/(benefit)	(119)	39
Net income/(loss)	$(163)	$64
Adjusted net income/(loss) (non-GAAP)(2)	$(55)	$83

Diluted EPS	$(0.75)	$0.28
Adjusted diluted EPS (non-GAAP)(2)	$(0.25)	$0.36
Ratios as a percent of sales:
Gross margin	37.6%	40.5%
SG&A	36.8%	32.5%
Total operating expenses	44.8%	36.4%
Operating income/(loss)	(7.2)%	4.1%
Adjusted operating income/(loss) (non-GAAP)(2)	(1.5)%	4.9%

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

(2)

See “Non-GAAP Financial Measures” below for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

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

The following non-GAAP financial measures are adjusted to exclude the impact of markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges as well as the non-cash impact of our qualified defined benefit pension plan (primary plan) expense.  Unlike other operating expenses, markdowns related to the alignment of inventory with our new strategy and restructuring and management transition charges are unrelated to our ongoing core business operations. Additionally, primary plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges as well as the impact of the non-cash primary plan expense on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted net income/(loss); and (3) adjusted diluted EPS.

Adjusted Operating Income/(Loss). The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income/(loss), a non-GAAP financial measure:

	Three Months Ended
($ in millions)	April 28,	April 30,
	2012	2011
Operating income/(loss) (GAAP)	$(226)	$161
As a percent of sales	(7.2)%	4.1%
Add: markdowns - inventory strategy alignment	53	-
Add: restructuring and management transition charges	76	9
Add: primary pension plan expense	49	22
Adjusted operating income/(loss) (non-GAAP)	$(48)	$192
As a percent of sales	(1.5)%	4.9%

Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, non-GAAP financial measures:

	Three Months Ended
($ in millions, except per share data)	April 28,	April 30,
	2012	2011
Net income/(loss) (GAAP)	$(163)	$64
Diluted EPS (GAAP)	$(0.75)	$0.28
Add: markdowns - inventory strategy alignment, net of income tax expense/(benefit) of $21 and $-	32	-
Add: restructuring and management transition charges, net of income tax expense/(benefit) of $30 and $3	46	6
Add: primary pension plan expense, net of income tax expense/(benefit) of $19 and $9	30	13
Adjusted net income/(loss) (non-GAAP)	$(55)	$83
Adjusted diluted EPS (non-GAAP)	$(0.25)	$0.36

Total Net Sales

	Three Months Ended
($ in millions)	April 28,	April 30,
	2012	2011
Total net sales	$3,152	$3,943
Sales percent increase/(decrease):
Total net sales	(20.1)%	0.4%
Comparable store sales	(18.9)%	3.8%

Total net sales decreased $791 million in the first quarter of 2012 compared to the first quarter of 2011.  The following table provides the components of the net sales decrease:

Three Months Ended
($ in millions)	April 28,
2012
Comparable store sales increase/(decrease)	$(732)
New and closed stores, net	(5)
Exit of the catalog outlet stores	(54)
Total net sales increase/(decrease)	$(791)

Store Growth

The following table compares the number of stores and gross selling space for the first quarter of 2012 and 2011.

	Three Months Ended
	April 28,	April 30,
	2012	2011
jcpenney department stores
Beginning of period	1,102	1,106
Stores opened	2	2
Closed stores	(1)	-
End of period(1)	1,103	1,108

The Foundry Big and Tall Supply Co.(2)	10	6

(1) Gross selling space was 111 million square feet as of April 28, 2012 and 112 million square feet as of April 30, 2011.

(2) Gross selling space was 51 thousand square feet as of April 28, 2012 and 30 thousand square feet as of April 30, 2011.

In the first quarter of 2012, comparable store sales decreased 18.9%, reflecting the impact of lower than expected sales during the quarter as we began the early stages of our transformational strategy.  Total net sales decreased 20.1% to $3,152 million compared with $3,943 million in last year’s first quarter.  Sales through jcp.com, which are included in comparable store sales, decreased 27.9%, to $271 million. The modest decline for sales of new stores, net reflects sales from three new stores opened and eight stores closed subsequent to last year’s first quarter. The decrease in total net sales related to the catalog outlet stores reflects our exit from the catalog outlet businesses in October 2011.

Based on a sample of our mall and off-mall stores, our store traffic and conversion rate decreased approximately 10% and 5%, respectively, in the quarter compared to first quarter last year.  Both the number of store transactions and the number of units decreased in the quarter as compared to the prior year corresponding period; however, the average number of units per transaction increased. Our average unit retail for the first quarter of 2012 declined slightly as compared to the first quarter in 2011.   Although we sold more items at our everyday and month-long values at a higher average unit retail, this was more than offset by a lower average unit retail on our best or lowest priced merchandise.

We experienced comparable store sales declines in all of our divisions for the first quarter of 2012 compared to the prior year corresponding period; however, men’s and women’s apparel experienced the smallest declines and the home division experienced the largest decline.  We also experienced comparable store sales declines in all of our geographic regions.   Private brands, including exclusive brands found only at jcpenney, comprised approximately 55% of total merchandise sales for the first quarter of 2012, compared to 56% in last year’s first quarter.

Gross Margin

Gross margin for the first quarter decreased $409 million to $1,186 million compared to $1,595 million in last year’s first quarter. As a percent of sales, the gross margin rate decreased 290 basis points to 37.6% compared to 40.5% for the comparable prior year period.  Overall, compared to last year, gross margin was impacted by deeper markdowns to move higher than anticipated levels of seasonal inventory as a result of lower than expected sales in the quarter.  We also recorded a $53 million markdown reserve taken as a result of our continuing efforts to transform our merchandise assortment and reduce our weeks of supply of inventory to align with the Company’s new strategy.  This markdown reserve had a 170 basis point impact on gross margin.  In addition, we also experienced inflationary impacts during the quarter related to higher cotton and petroleum based textile prices

SG&A Expenses

SG&A expenses for the quarter decreased $121 million to $1,160 million compared to $1,281 million in last year’s first quarter.  The reduction was mainly driven by lower salaries and related benefits that were a result of our cost saving initiatives, a decrease in our incentive compensation accrual and the elimination of catalog outlet store expenses.  With the decline in sales, SG&A expenses as a percent of sales increased 430 basis points to 36.8% compared to 32.5% in the first quarter of 2011.

Pension Expense

	Three Months Ended
($ in millions)	April 28,	April 30,
	2012	2011
Primary pension plan	$49	$22
Supplemental pension plans	9	7
Total pension expense	$58	$29

Total pension expense, which consists of our non-cash primary pension plan expense and our supplemental pension plans expense, is based on our 2011 year-end measurement of pension plan assets and benefit obligations.  The primary pension plan expense for the period increased $27 million, to $49 million, compared with $22 million for first quarter of 2011. The increase was primarily a result of an approximately 80 basis point decrease in our discount rate, an increase in the pension liability resulting from our voluntary early retirement program offered during the third quarter of 2011 and a decrease in the value of plan assets due to unfavorable capital market returns in 2011. For the first quarter of 2012, the supplemental pension plan expense of $9 million increased $2 million compared to the first quarter of 2011.

Depreciation and Amortization Expenses

Depreciation and amortization expense in the first quarter of 2012 decreased $3 million to $125 million from $128 million last year.

Real Estate and Other, Net

	Three Months Ended
($ in millions)	April 28,	April 30,
	2012	2011
Real estate activities	$(8)	$(15)
Other	1	2
Total (income)/expense	$(7)	$(13)

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

For the three months ended April 28, 2012 and April 30, 2011, we received dividend income from our REITs totaling $3 million and $2 million, respectively.  Additionally, for the three months ended April 28, 2012 and April 30, 2011, we recorded investment income for our proportional share of earnings from our joint ventures totaling $3 million and $3 million, respectively.  In the first quarter of 2011, real estate activities included approximately $7 million of additional income from certain joint venture transactions.

Restructuring and Management Transition

	Three Months Ended
($ in millions)	April 28,	April 30,
	2012	2011
Supply chain	$6	$3
Catalog and catalog outlet stores	-	3
Home office and stores	45	1
Management transition	20	-
Other	5	2
Total	$76	$9

During the three months ended April 28, 2012 and April 30, 2011, we incurred $76 million and $9 million, respectively, of restructuring and management transition charges.  Restructuring and management transition charges include costs related to activities to streamline our supply chain operations, exit our catalog and outlet businesses, cost savings initiatives to reduce store and home office expenses, management transition charges related to the hiring and departure of certain members of management and other miscellaneous restructuring costs.

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began during 2011, during the three months ended April 28, 2012 and April 30, 2011, we recorded charges of $6 million and $3 million, respectively.  For the remainder of 2012, our current estimate is to incur approximately $10 million of additional charges related to this restructuring activity.

Home office and stores

During the three months ended April 28, 2012 and April 30, 2011, we recorded $45 million and $1 million, respectively, of costs associated with employee termination benefits for actions to reduce our store and home office expenses.  For the remainder of 2012, our current estimate is to incur between $60 million to $80 million of additional charges related to this restructuring activity.

Management transition

During the first quarter of 2012, we announced and implemented several changes within our management leadership team that resulted in management transition costs of $20 million during the quarter for both incoming and outgoing members of management.

Other

During the three months ended April 28, 2012 and April 30, 2011, we recorded $5 million and $2 million, respectively, of miscellaneous restructuring charges.  The charges in the first quarter of 2012 were primarily related to the exit of our specialty websites CLADTM and Gifting GraceTM.

Future Restructuring

In January 2012, we announced a targeted expense reduction of $900 million, primarily in SG&A expense, over a two-year period beginning in 2012.  In May 2012, we announced that based on actions we have taken and are going to take during the remainder of the year, we expect these actions to exceed the $900 million savings run-rate by the end of 2012. We expect to achieve savings by reducing costs in our store operations, marketing and our home office. We expect to incur additional restructuring charges in 2012 related to activities focused on achieving this targeted expense reduction.

Operating Income/(loss)

For the first quarter of 2012, we reported an operating loss of $226 million, a decrease from operating income of $161 million in the prior year corresponding period.  Excluding the impact of markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges as well as the non-cash impact of our primary plan expense, adjusted operating income/(loss) (non-GAAP) decreased $240 million from an operating income of $192 million in the first quarter last year to an operating loss of $48 million in the current period.

Net Interest Expense

Net interest expense for the first quarter of 2012 was $56 million compared to $58 million in the first quarter of 2011.

Income Taxes

In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.  The effective income tax rate was (42.2)% and 37.9% for the first quarters of 2012 and 2011, respectively.  Our income tax benefit for the quarter was positively impacted by federal wage tax credits, state law changes and state audit settlements.

Liquidity and Capital Resources

The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Three Months Ended
($ in millions)	April 28,	April 30,
	2012	2011
Cash and cash equivalents	$839	$1,767
Merchandise inventory	3,084	3,408
Property and equipment, net	5,126	5,226

Long-term debt, including current maturities	3,102	3,099
Stockholders’ equity	3,936	4,751
Total capital	7,038	7,850
Maximum capacity under our credit agreement	1,500	1,250
Cash flow from operating activities	(577)	52
Free cash flow (non-GAAP)(1)	(727)	(112)
Capital expenditures	107	117
Dividends paid	43	47
Ratios:
Debt-to-total capital(2)	44%	39%
Cash-to-debt(3)	27%	57%

(1)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.
(2)	Long-term debt divided by total capitalization.
(3)	Cash and cash equivalents divided by long-term debt.

Cash and Cash Equivalents

We ended the first quarter of 2012 with $839 million in cash and cash equivalents, which represented 27% of our $3.1 billion of outstanding long-term debt, including current maturities.

Free Cash Flow (Non-GAAP)

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

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended
($ in millions)	April 28,	April 30,
	2012	2011
Net cash provided by/(used in) operating activities (GAAP)	$(577)	$52
Less:
Capital expenditures	(107)	(117)
Dividends paid, common	(43)	(47)
Free cash flow (non-GAAP)	$(727)	$(112)

Free cash flow for the first quarter of 2012 decreased $615 million to an outflow of $727 million compared to an outflow of $112 million in the same period last year.  The decrease was primarily a result of the decline in sales and resulting use of cash during the period from operating activities.

Operating Activities

While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth fiscal quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our transformation strategy.

Cash flow from operating activities for the first quarter decreased $629 million to an outflow of $577 million compared to an inflow of $52 million last year. The decrease was primarily due to the decline in sales and related lower sales taxes, lower levels of payables including merchandise accounts payable as a result of lower receipts, lower taxes payable resulting from the operating loss and related tax benefit and lower accrued payroll taxes from the reduction of salaries.

Merchandise inventory decreased $324 million to $3,084 million, or 9.5%, as of the end of the first quarter of 2012 compared to $3,408 million in first quarter of last year.

Investing Activities
	Three Months Ended
($ in millions)	April 28,	April 30,
	2012	2011
Net cash provided by/(used in):
Capital expenditures	$(107)	$(117)
Acquisition	(9)	-
Investing activities	$(116)	$(117)

Capital expenditures were $107 million for the first quarter of 2012, a decrease of $10 million compared to the first quarter of 2011. Capital spending was primarily for renewals and modernizations that included new Sephora inside jcpenney locations and new stores.  During the first quarter of 2012, we opened 17 Sephora inside jcpenney locations, bringing the total to 325 locations, and two new department stores.  Capital expenditures for the remainder of 2012 will relate primarily to the investment in our shops inside jcpenney stores and technology improvements.  Consistent with the first quarter, capital expenditures for the remainder of 2012 are expected to be funded from existing cash and cash equivalent balances, the savings resulting from the elimination of the dividend as well as expected cash flow from operations.  We continue to anticipate full year 2012 capital expenditures to be approximately $800 million.

During the first quarter of 2011, we opened 23 Sephora inside jcpenney locations and two new department stores.

Financing Activities
	Three Months Ended
($ in millions)	April 28,	April 30,
	2012	2011
Net cash provided by/(used in):
Dividends paid, common	$(43)	$(47)
Proceeds from stock options exercised	68	8
Stock repurchase program	-	(733)
Other	-	(18)
Financing activities	$25	$(790)

As authorized by the Board, we paid quarterly dividends of $0.20 per share during each of the first quarters of 2012 and 2011.  On May 15, 2012, we announced that we have discontinued the quarterly $0.20 per share dividend, resulting in approximately $175 million in annual cash savings.

In February 2011, our Board of Directors authorized a program to repurchase up to $900 million shares of Company common stock using existing cash and cash equivalents.  In the first quarter of 2011, through open market transactions, we repurchased approximately 21 million shares at a cost of $787 million, of which, based on standard settlement terms, $54 million was paid early in the second quarter of 2011. Accordingly, $733 million of cash was used during the first quarter for the repurchase program. This program was completed in early May 2011 with 24.4 million shares repurchased.

Cash Flow Outlook

For the remainder of 2012, we believe that our expected cash flow generated from operations, combined with our existing cash and cash equivalents and the savings resulting from the elimination of the dividend will be adequate to fund our capital expenditures and working capital needs and our next scheduled debt maturity in August 2012 for $230 million.  In accordance with our long-term financing strategy, we may access the capital markets opportunistically.  We may borrow under our credit facility for general corporate purposes including, but not limited to, seasonal working capital needs and to support ongoing letters of credit.

Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our transformational strategy.

2012 Credit Facility

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

No borrowings, other than the issuance of standby and import letters of credit totaling $145 million as of the end of the first quarter of 2012, have been made under the 2012 Credit Facility.  As of April 28, 2012, we had $1,355 million available for borrowing under the 2012 Credit Facility.

Credit Ratings

Our credit ratings and outlook as of May 31, 2012 were as follows:
	Long-Term Debt	Outlook
Moody’s Investors Service, Inc.	Ba1	Stable
Standard & Poor’s Ratings Services	BB-	Negative
Fitch Ratings	BB+	Stable

Credit rating agencies periodically review our capital structure and the quality and stability of our earnings.  Rating agencies consider, among other things, changes in operating performance, comparable store sales, the economic environment, conditions in the retail industry, financial leverage and changes in our business strategy in their rating decisions.  Downgrades to our long-term credit ratings may result in higher interest costs under our credit facility and could result in reduced access to the credit and capital markets and higher interest costs on future financings.

Contractual Obligations and Commitments

Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2011 Form 10-K.  Our unrecorded contractual obligations related to merchandise have decreased approximately 13% since year end primarily due to the alignment of merchandise inventory levels and mix with our broad based transformation plan.

Inflation

Over the past three years the retail industry has experienced inflationary cost increases.  Inflation impacted our results of operations during the quarter mainly in the sales of our best or lowest price items.  This increase was driven primarily by rising costs for cotton and petroleum based textiles for 2011 holiday and early 2012 spring goods.  We expect these cost pressures to ease in the second half of 2012.  We have programs in place to partially mitigate the effects of inflation that include adjusting our product mix and leveraging our sourcing capabilities.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgments that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate estimates used, including those related to inventory valuation under the retail method, valuation of long-lived assets, estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies and pension accounting. While actual results could differ from these estimates, we do not expect the differences, if any, to have a material effect on the unaudited Interim Consolidated Financial Statements.

There were no changes to our critical accounting policies during the first quarter of 2012.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2011 Form 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 2 to the unaudited Interim Consolidated Financial Statements.

Seasonality

While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth fiscal quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our transformation strategy.  The results of operations and cash flows for the three months ended April 28, 2012 are not necessarily indicative of the results for future quarters or the entire year.

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

These risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, trade restrictions, the impact of changes designed to transform our business, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information and legal and regulatory proceedings. Furthermore, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results.

For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, in our 2011 Form 10-K and subsequent filings. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at April 28, 2012 are similar to those disclosed in the 2011 Form 10-K.

Item 4. Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the first quarter ended April 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

The risk factors listed below update and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 28, 2012.

We face uncertainties in connection with the implementation of our strategies to transform our business.

In 2011, we recruited a new executive team and announced plans to transform our business, including changes in our pricing strategy, corporate branding, marketing and messaging cadence, store layout and merchandise assortments. The success of our transformation is subject to both the risks affecting our business generally and the inherent difficulties associated with implementing our new strategies and is dependent on the skills, experience, and efforts of our management and other associates. The loss of the services of one or more key operations executives or of numerous associates with essential skills could have an adverse impact on our business. Our transformational plan also involves the re-imagining of some of our business practices and may result in a restructuring of our traditional vendor arrangements, including the sharing of certain costs and expenses. There is no assurance that we will be able to successfully implement these strategic initiatives, which may result in an adverse impact on our business and financial results. In addition, the changes to our pricing and marketing strategies announced in January 2012 could result in a prolonged decline in sales. There can be no assurance that our new pricing, branding, marketing and merchandising strategies, or any future modifications of our strategies, will be successful or result in improved operating results or productivity.

Our Company's growth and profitability depend on the level of consumer confidence and spending.

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

Our sales and operating results depend in part on our ability to predict and respond to changes in fashion trends and customer preferences in a timely manner by consistently offering stylish quality merchandise assortments at competitive prices. We continuously assess emerging styles and trends and focus on developing a merchandise assortment to meet customer preferences. Even with these efforts, we cannot be certain that we will be able to successfully meet constantly changing customer demands. To the extent our predictions differ from our customers' preferences, we may be faced with excess inventories for some products and/or missed opportunities for others. Excess inventories can result in lower gross margins due to greater than anticipated discounts and markdowns that might be necessary to reduce inventory levels. Low inventory levels can adversely affect the fulfillment of customer demand and diminish sales and brand loyalty. Consequently, any sustained failure to identify and respond to emerging trends in lifestyle and customer preferences and buying trends could have an adverse impact on our business and any significant misjudgments regarding inventory levels could adversely impact our results of operations.

Changes in our credit ratings may limit our access to capital markets and adversely affect our liquidity.

The credit agencies periodically review our capital structure and the quality and stability of our earnings.  In May 2012, Standard & Poor’s Ratings Services lowered its corporate credit rating for the Company from BB to BB- and changed its outlook to negative.  Moody’s Investors Service, Inc. maintained its rating of Ba1 with a stable outlook.  Future downgrades to our long-term credit ratings may result in higher interest costs under our credit facility, and could result in reduced access to the credit and capital markets and higher interest costs on future financings.  The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us.  If required, we may not be able to obtain additional financing, on favorable terms, or at all.

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

We are subject to risks associated with importing merchandise from foreign countries.

A substantial portion of our merchandise is sourced by our vendors and by us outside of the United States. All of our suppliers must comply with our supplier legal compliance program and applicable laws, including consumer and product safety laws. Although we diversify our sourcing and production by country, the failure of a supplier to produce and deliver our goods on time, to meet our quality standards and adhere to our product safety requirements or to meet the requirements of our supplier compliance program or applicable laws, or our inability to flow merchandise to our stores or through the Internet channel in the right quantities at the right time could adversely affect our profitability and could result in damage to our reputation.  We began outsourcing a portion of our quality functions, including inspection and testing capabilities, to a third party in early 2012.  Although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to doing business in foreign markets and importing merchandise from abroad, there can be no assurance that third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our results of operations.

We are subject to the various risks of importing merchandise from abroad and purchasing product made in foreign countries, such as potential disruptions in manufacturing, logistics and supply; changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise; strikes and other events affecting delivery; consumer perceptions of the safety of imported merchandise; product compliance with laws and regulations of the destination country; product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful; concerns about human rights, working conditions and other labor rights and conditions in foreign countries where merchandise is produced, and changing labor, environmental and other laws in these countries; compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act; exposure for product warranty and intellectual property issues; and economic, political or other problems in countries from or through which merchandise is imported.  Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, transport capacity and costs, systems issues, problems in third party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory.  These risks and other factors relating to foreign trade could subject us to liability or hinder our ability to access suitable merchandise on acceptable terms, which could adversely impact our results of operations.

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

Our business is subject to a wide array of laws and regulations. While our management believes that our associate relations are good, significant legislative changes that impact our relationship with our associates could increase our expenses and adversely affect our results of operations. Examples of possible legislative changes impacting our relationship with our associates include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, if we fail to comply with applicable laws and regulations we could be subject to legal risk, including government enforcement action and class action civil litigation that could increase our cost of doing business. Changes in the regulatory environment regarding other topics such as privacy and information security, product safety or environmental protection, including regulations in response to concerns regarding climate change, among others, could also cause our expenses to increase and adversely affect our results of operations.

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

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our qualified pension plan. Generally accepted accounting principles in the United States of America (GAAP) require that income or expense for the plan be calculated at the annual measurement date using actuarial assumptions and calculations. The most significant assumptions relate to the capital markets, interest rates and other economic conditions. Changes in key economic indicators can change the assumptions. Two critical assumptions used to estimate pension income or expense for the year are the expected long-term rate of return on plan assets and the discount rate. In addition, at the measurement date, we must also reflect the funded status of the plan (assets and liabilities) on the balance sheet, which may result in a significant change to equity through a reduction or increase to other comprehensive income. Although GAAP expense and pension contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash we could be required to contribute to the pension plan. Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve a plan's funded status.

As a result of their ownership stakes in the Company, our largest stockholders have the ability to materially influence actions to be taken or approved by our stockholders. These stockholders are represented on our Board of Directors and, therefore, also have the ability to materially influence actions to be taken or approved by our Board.

As of May 31, 2012, Pershing Square Capital Management L.P., PS Management GP, LLC and Pershing Square GP, LLC (together "Pershing Square") beneficially owned approximately 17.9% of the outstanding shares of our common stock. Pershing Square has additional economic exposure to approximately 7.3% of the outstanding shares of our common stock under cash-settled total return swaps, bringing their total aggregate economic exposure to approximately 25.2% of the outstanding shares of our common stock. William A. Ackman, Chief Executive Officer of Pershing Square Capital Management, is one of our directors.

As of May 31, 2012, Vornado Realty Trust, Vornado Realty L.P., VNO Fashion LLC and VSPS I L.L.C. (together "Vornado") beneficially owned approximately 10.7% of the outstanding shares of our common stock. Steven Roth, Chairman of the Board of Trustees of Vornado Realty Trust, is one of our directors.

Together, Pershing Square and Vornado owned approximately 28.6% of our outstanding shares as of May 31, 2012 and had aggregate economic exposure to approximately 35.9% of our outstanding shares. Pershing Square and Vornado have each stated that they intend to consult with each other in connection with their respective investments in our common stock. Pershing Square and Vornado have the ability to materially influence actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. Pershing Square and Vornado also have the ability to materially influence actions to be taken or approved by our Board.

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

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†)Herewith(as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to February 22, 2012	8-K	001-15274	3.1	2/27/2012
10.1	First Amendment dated as of February 10, 2012 to the Amended and Restated Credit Agreement dated as of January 27, 2012 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the financial institutions named therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	2/16/2012
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith(as indicated)
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

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

Date: June 5, 2012