Form 10-Q
period 2012-07-28
J C PENNEY CO INC
filed 2012-09-04
CIK 1166126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

or

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

219,083,344 shares of Common Stock of 50 cents par value, as of August 30, 2012

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended July 28, 2012

Part I. Financial Information

Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Total net sales	$3,022	$3,906	$6,174	$7,849
Cost of goods sold	2,018	2,409	3,984	4,757
Gross margin	1,004	1,497	2,190	3,092
Operating expenses/(income):
Selling, general and administrative (SG&A)	1,050	1,243	2,210	2,524
Pension	58	28	116	57
Depreciation and amortization	128	128	253	256
Real estate and other, net	(208)	(6)	(215)	(19)
Restructuring and management transition	159	23	235	32
Total operating expenses	1,187	1,416	2,599	2,850
Operating income/(loss)	(183)	81	(409)	242
Net interest expense	58	57	114	115
Income/(loss) before income taxes	(241)	24	(523)	127
Income tax expense/(benefit)	(94)	10	(213)	49
Net income/(loss)	$(147)	$14	$(310)	$78

Earnings/(loss) per share:
Basic	$(0.67)	$0.07	$(1.42)	$0.35
Diluted	$(0.67)	$0.07	$(1.42)	$0.35

Weighted average shares – basic	219.3	213.3	218.9	221.3
Weighted average shares – diluted	219.3	216.3	218.9	224.2

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

 (Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net income/(loss)	$(147)	$14	$(310)	$78
Other comprehensive income/(loss), net of tax:
Unrealized gain/(loss) on REITs	6	7	33	30
Reclassification adjustment for gain on REIT included in net income	(174)	-	(174)	-
Reclassification for amortization of net actuarial (gain)/loss included in net periodic benefit expense	37	23	77	46
Reclassification for amortization of prior service (credit)/cost included in net periodic benefit expense	(2)	(4)	(4)	(8)
Total other comprehensive income/(loss), net of tax	(133)	26	(68)	68
Total comprehensive income/(loss), net of tax	$(280)	$40	$(378)	$146

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	July 28,	July 30,	January 28,
	2012	2011	2012
Assets	(Unaudited)	(Unaudited)
Current assets
Cash in banks and in transit	$171	$244	$175
Cash short-term investments	717	1,307	1,332
Cash and cash equivalents	888	1,551	1,507
Merchandise inventory	2,993	3,572	2,916
Income tax receivable	209	138	168
Deferred taxes	407	196	245
Prepaid expenses and other	239	194	245
Total current assets	4,736	5,651	5,081
Property and equipment (net of accumulated depreciation of $3,096, $2,930 and $2,965)	5,153	5,237	5,176
Prepaid pension	-	788	-
Other assets	923	778	1,167
Total Assets	$10,812	$12,454	$11,424
Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$1,015	$1,386	$1,022
Other accounts payable and accrued expenses	1,219	1,381	1,503
Current maturities of long-term debt, including capital leases	250	-	231
Total current liabilities	2,484	2,767	2,756
Long-term debt, including capital leases	2,901	3,099	2,871
Deferred taxes	904	1,216	888
Other liabilities	852	669	899
Total Liabilities	7,141	7,751	7,414
Stockholders' Equity
Common stock(1)	109	107	108
Additional paid-in capital	3,782	3,605	3,699
Reinvested earnings	1,057	1,728	1,412
Accumulated other comprehensive income/(loss)	(1,277)	(737)	(1,209)
Total Stockholders’ Equity	3,671	4,703	4,010
Total Liabilities and Stockholders’ Equity	$10,812	$12,454	$11,424

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 218.8 million, 213.3 million and 215.9 million as of July 28, 2012, July 30, 2011 and January 28, 2012, respectively.

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Net income/(loss)	$(147)	$14	$(310)	$78
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	78	13	90	14
Asset impairments and other charges	3	1	4	2
(Gain) on redemption of REIT units	(202)	-	(202)	-
Depreciation and amortization	128	128	253	256
Benefit plans expense	41	14	79	28
Stock-based compensation	14	13	26	26
Excess tax benefits from stock-based compensation	(12)	(1)	(23)	(4)
Deferred taxes	(153)	(11)	(197)	(105)
Change in cash from:
Inventory	91	(164)	(77)	(359)
Prepaid expenses and other assets	(44)	(7)	(15)	3
Merchandise accounts payable	31	112	(7)	253
Current income taxes payable	113	(61)	34	74
Accrued expenses and other	27	69	(264)	(94)
Net cash provided by/(used in) operating activities	(32)	120	(609)	172
Cash flows from investing activities:
Capital expenditures	(132)	(178)	(239)	(295)
Proceeds from redemption of REIT units	248	-	248	-
Acquisition	-	-	(9)	-
Net cash provided by/(used in) investing activities	116	(178)	-	(295)
Cash flows from financing activities:
Financing costs	(2)	-	(4)	(15)
Dividends paid, common	(43)	(45)	(86)	(92)
Stock repurchase program	-	(167)	-	(900)
Proceeds from issuance of stock warrant	-	50	-	50
Proceeds from stock options exercised	1	3	69	11
Excess tax benefits from stock-based compensation	12	1	23	4
Tax withholding payments reimbursed by restricted stock	(3)	-	(12)	(6)
Net cash provided by/(used in) financing activities	(35)	(158)	(10)	(948)
Net increase/(decrease) in cash and cash equivalents	49	(216)	(619)	(1,071)
Cash and cash equivalents at beginning of period	839	1,767	1,507	2,622
Cash and cash equivalents at end of period	$888	$1,551	$888	$1,551

Supplemental cash flow information:
Income taxes received/(paid), net	55	(82)	51	(81)
Interest received/(paid), net	(23)	(21)	(113)	(112)

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

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31.  As used herein, “three months ended July 28, 2012” and “three months ended July 30, 2011” refer to the 13-week periods ended July 28, 2012 and July 30, 2011, respectively.  “Six months ended July 28, 2012,” or “2012 first half,” and “six months ended July 30, 2011,” or “2011 first half,” refer to the 26-week periods ended July 28, 2012 and July 30, 2011, respectively. Fiscal year 2012 contains 53 weeks.

Basis of Consolidation

All significant intercompany transactions and balances have been eliminated in consolidation.    Certain reclassifications were made to prior year amounts to conform to the current period presentation. Beginning in the third quarter of 2011, restructuring and management transition charges were reported as a separate operating expense line.  Prior to the third quarter of 2011, these charges were included in Real estate and other.  None of the reclassifications affected our net income/(loss) in any period.

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

2.  Effect of New Accounting Standards

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the company concludes otherwise, no further quantitative assessment is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. We intend to early adopt ASU 2012-02 beginning with our annual indefinite-lived intangible asset impairment test during the fourth quarter of our fiscal year using our third quarter balances.  We do not expect the adoption to have a material impact on our consolidated results of operations, cash flows or financial position.

3.  Earnings/(Loss) per Share

Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Earnings/(loss):
Net income/(loss)	$(147)	$14	$(310)	$78
Shares:
Weighted average common shares outstanding (basic shares)	219.3	213.3	218.9	221.3
Adjustment for assumed dilution:
Stock options and restricted stock awards	-	3.0	-	2.9
Weighted average shares assuming dilution (diluted shares)	219.3	216.3	218.9	224.2
EPS:
Basic	$(0.67)	$0.07	$(1.42)	$0.35
Diluted	$(0.67)	$0.07	$(1.42)	$0.35

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in millions)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Stock options, restricted awards and warrant	26	9	25	8

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

No borrowings, other than the issuance of standby and import letters of credit totaling $173 million as of the end of the first half of 2012, have been made under the 2012 Credit Facility.  As of July 28, 2012, the applicable rate for standby and import letters of credit was 2.50% and 1.25%, respectively, while the required commitment fee was 0.40% for the unused portion of the 2012 Credit Facility.  As of July 28, 2012, we had $1,327 million available for borrowing under the 2012 Credit Facility.

5.  Long-Term Debt

During the first half of 2012, there were no scheduled debt maturities.  During the first half of 2012, we made capital investments totaling $49 million that were financed through short-term and long-term debt and capital lease commitments.  In August 2012, subsequent to the first half of 2012, we repaid $230 million of notes at maturity.  During the first half of 2011, there were no scheduled debt maturities and no issuances of debt.

6.  Other Assets

The market value of our investment in public real estate investment trust (REIT) assets are accounted for as available-for-sale securities and are carried at fair value on an ongoing basis.  As of July 28, 2012, July 30, 2011 and January 28, 2012, our REITs had a cost basis of $34 million, $80 million and $80 million, respectively.

On July 20, 2012, Simon Property Group, L.P. (SPG) redeemed two million REIT units for cash at a price of $124.00 per unit for a total redemption price of $248 million.  As of the market close on July 19, 2012, the SPG REIT units had a fair market value of $158.13 per unit.    In connection with the redemption, we realized a  gain of $202 million determined using the first-in-first-out method for determining the cost of REIT units sold.  The gain is recorded in Real estate and other, net (Note 12) in our unaudited Interim Consolidated Statements of Operations.    Following the transaction, we continue to hold approximately 205,000 REIT units in SPG.

See Note 7 for the related fair value disclosures and Note 8 for the net unrealized gains on our REIT assets.

7.  Fair Value Disclosures

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

Real Estate Investment Trust (REIT) Assets Measured on a Recurring Basis

We determined the fair value of our investments in REITs using quoted market prices.  There were no transfers in or out of any levels during any period presented.  Our REIT assets measured at fair value on a recurring basis are as follows:

	REIT Assets at Fair Value
	Quoted Prices in Active	Significant Other	Significant Unobservable
($ in millions)	Markets of Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
July 28, 2012	$71	$-	$-
July 30, 2011	300	-	-
January 28, 2012	336	-	-

Other Financial Instruments

Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows:

	July 28, 2012		July 30, 2011		January 28, 2012
($ in millions)	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Long-term debt, including current maturities	$3,151	$2,651	$3,099	$3,104	$3,102	$3,046
Cost investment	36	-	-	-	36	-

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  The cost investment is for equity securities that are not registered and freely tradable shares and their fair values are not readily determinable; however, we believe the carrying value approximates or is less than the fair value.

As of July 28, 2012, July 30, 2011 and January 28, 2012, the fair values of cash and cash equivalents, accounts payables and current installments of long-term debt approximate carrying values due to the short-term nature of these instruments. These items have been excluded from the table above with the exception of the current installments of long-term debt.

Concentrations of Credit Risk

We have no significant concentrations of credit risk.

8.  Stockholders’ Equity

The following table shows the change in the components of stockholders’ equity for the first six months of 2012:

	Number				Accumulated
	of		Additional	Reinvested	Other	Total
(in millions)	Common	Common	Paid-in	Earnings/	Comprehensive	Stockholders’
	Shares	Stock	Capital	(Loss)	Income/(Loss)	Equity
January 28, 2012	215.9	$108	$3,699	$1,412	$(1,209)	$4,010
Net income/(loss)	-	-	-	(310)	-	(310)
Other comprehensive income/(loss)	-	-	-	-	(68)	(68)
Dividends declared, common	-	-	-	(45)	-	(45)
Stock-based compensation	2.9	1	83	-	-	84
July 28, 2012	218.8	$109	$3,782	$1,057	$(1,277)	$3,671

The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	Three Months Ended
	July 28, 2012				July 30, 2011
			Income			Income
			Tax			Tax
($ in millions)	Gross		(Expense)	Net	Gross	(Expense)	Net
	Amount		Benefit	Amount	Amount	Benefit	Amount
Unrealized gain/(loss) on REITs	$8		$(2)	$6	$12	$(5)	$7
Reclassification adjustment for gain on REIT included in net income	(270)	(1)	96	(174)	-	-	-
Reclassification for amortization of net actuarial (gain)/loss included in net periodic benefit expense	63		(26)	37	38	(15)	23
Reclassification for amortization of prior service (credit)/cost included in net periodic benefit expense	(3)		1	(2)	(7)	3	(4)
Total	$(202)		$69	$(133)	$43	$(17)	$26

	Six Months Ended
	July 28, 2012				July 30, 2011
			Income			Income
			Tax			Tax
($ in millions)	Gross		(Expense)	Net	Gross	(Expense)	Net
	Amount		Benefit	Amount	Amount	Benefit	Amount
Unrealized gain/(loss) on REITs	$51		$(18)	$33	$47	$(17)	$30
Reclassification adjustment for gain on REIT included in net income	(270)	(1)	96	(174)	-	-	-
Reclassification for amortization of net actuarial (gain)/loss included in net periodic benefit expense	127		(50)	77	75	(29)	46
Reclassification for amortization of prior service (credit)/cost included in net periodic benefit expense	(7)		3	(4)	(13)	5	(8)
Total	$(99)		$31	$(68)	$109	$(41)	$68

(1) Reclassification adjustment was calculated by using the closing fair market value per unit of $158.13 on July 19, 2012 for the two million REIT units that were redeemed on July 20, 2012.  The REIT units were redeemed at a price of $124.00 per unit (see Note 6).

The following table shows the changes in accumulated other comprehensive income/(loss) balances for the first six months of 2012:

	Unrealized			Accumulated Other
	Gain/(Loss)	Net Actuarial	Prior Service	Comprehensive
	on REITs	Gain/(Loss)	Credit/(Cost)	Income/(Loss)
January 28, 2012	$165	$(1,397)	$23	$(1,209)
Current period change	(141)	77	(4)	(68)
July 28, 2012	$24	$(1,320)	$19	$(1,277)

9.  Stock-Based Compensation

We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan.  On May 18, 2012, our stockholders approved the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan (2012 Plan), reserving 7 million shares for future grants (1.5 million newly authorized shares plus up to 5.5 million reserved but unissued shares from our prior 2009 Long-Term Incentive Plan (2009 Plan)).  In addition, shares underlying any outstanding stock award or stock option grant cancelled prior to vesting or exercise become available for use under the 2012 Plan.  The 2009 Plan terminated on May 18, 2012, except for outstanding awards, and all subsequent awards have been granted under the 2012 Plan.  As of July 28, 2012, there were approximately 6 million shares of stock available for future grant under the 2012 Plan.

The components of total stock-based compensation costs are as follows:

	Three Months Ended		Six Months Ended
($ in millions)	July 28,	July 30,	July 28,		July 30,
	2012	2011	2012		2011
Stock awards (shares and units)	$10	$6	$18		$12
Stock options	4	7	8		14
Total stock-based compensation	$14	$13	$26	(1)	$26

(1) Excludes $9 million of stock-based compensation costs reported in restructuring and management transition charges (see Note 11).

On March 13, 2012, we made an annual grant of approximately 1.9 million stock options to employees at an option price of $37.63, with a fair value of $11.68 per option and approximately 646,000 time-based restricted stock units (RSUs) to employees with a fair value of $37.63 per RSU award.

During the second quarter of 2012, we granted approximately 704,000 stock options to employees at an option price of $26.29 and a fair value of $11.36 per option.  Additionally, we granted approximately 690,000 time-based RSUs to employees with a fair value of $26.29 per RSU award as well as 50,000 RSUs to directors with a fair value of $27.26 per RSU award.

10.  Retirement Benefit Plans

The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (primary plan), non-contributory supplemental pension plans and contributory postretirement health and welfare plan are as follows:

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
Primary Plan	2012	2011	2012	2011
Service cost	$23	$22	$46	$44
Interest cost	62	62	124	124
Expected return on plan assets	(95)	(97)	(189)	(193)
Net amortization	58	34	116	68
Net periodic benefit expense/(income)	$48	$21	$97	$43

Supplemental Plans
Service cost	$1	$-	$1	$1
Interest cost	4	3	7	6
Expected return on plan assets	-	-	-	-
Net amortization	5	4	11	7
Net periodic benefit expense/(income)	$10	$7	$19	$14

Primary and Supplemental Plans Total
Service cost	$24	$22	$47	$45
Interest cost	66	65	131	130
Expected return on plan assets	(95)	(97)	(189)	(193)
Net amortization	63	38	127	75
Net periodic benefit expense/(income)	$58	$28	$116	$57

Postretirement Health and Welfare Plan
Service cost	$-	$-	$-	$-
Interest cost	1	-	1	-
Expected return on plan assets	-	-	-	-
Net amortization	(3)	(7)	(7)	(13)
Net periodic benefit expense/(income)	$(2)	$(7)	$(6)	$(13)

Retirement Benefit Plans Total
Service cost	$24	$22	$47	$45
Interest cost	67	65	131	130
Expected return on plan assets	(95)	(97)	(189)	(193)
Net amortization	60	31	120	62
Net periodic benefit expense/(income)	$56	$21	$109	$44

Net periodic benefit expense/(income) for our noncontributory postretirement health and welfare plan is predominantly included in SG&A expense on the Consolidated Statements of Operations.

Defined Contribution Plans

Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain members of management. Total expense for our defined contribution plans for the second quarters of 2012 and 2011 was $14 million and $16 million, respectively, and was predominantly included in SG&A expenses on the Consolidated Statements of Operations.  Total expense for the first six months of 2012 and 2011 was $30 million and $32 million, respectively.

11.  Restructuring and Management Transition

Restructuring and management transition charges during the three and six months ended July 28, 2012 and July 30, 2011 included costs related to activities to streamline our supply chain operations; the exit from our catalog and outlet businesses; cost savings initiatives to reduce store and home office expenses; costs associated with the disposal of software and systems; the write-off of store fixtures that were replaced with the new store shop fixtures; management transition charges related to the hiring and departure of certain members of management and other miscellaneous restructuring costs.    The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended		Cumulative
($ in millions)	July 28,	July 30,	July 28,	July 30,	Amount Through
	2012	2011	2012	2011	July 28, 2012
Supply chain	$10	$12	$16	$15	$57
Catalog and catalog outlet stores(1)	-	1	-	4	55
Home office and stores	56	4	101	5	146
Software and systems	36	-	36	-	36
Store fixtures	42	-	42	-	42
Management transition	10	2	30	2	160
Voluntary early retirement program (VERP)(1)	-	-	-	-	179
Other	5	4	10	6	43
Total	$159	$23	$235	$32	$718

(1)  These restructuring activities were completed in 2011 and we do not expect to incur any additional costs related to the exit of our catalog and catalog outlet stores and the enhanced benefits associated with the VERP.

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, during the three months ended July 28, 2012 and July 30, 2011, we recorded charges of $10 million and $12 million, respectively, related to accelerated depreciation, termination benefits and unit closing costs. During the six months ended July 28, 2012 and July 30, 2011, we recorded charges of $16 million and $15 million, respectively. For the remainder of 2012, our current estimate is to incur approximately $1 million of additional charges related to this restructuring activity.

Home office and stores

During the three months ended July 28, 2012 and July 30, 2011, we recorded $56 million and $4 million, respectively, of costs associated with employee termination benefits for actions to reduce our store and home office expenses.  During the six months ended July 28, 2012 and July 30, 2011, we recorded charges of $101 million and $5 million, respectively.     In July 2012, we substantially completed our efforts to create a simplified operating structure in our home office; as a result, for the remainder of 2012 we do not anticipate incurring any additional charges related to this restructuring activity.  As we continue to simplify our store operations, our current estimate for the remainder of 2012 is to incur between $10 million to $20 million of additional charges related to this restructuring activity.

Software and systems

During the three months ended July 28, 2012, we recorded a charge of $3 million related to consulting fees associated with evaluating our technology infrastructure and, as a result of this evaluation, $33 million of software and systems were disposed of, as they did not support our new long-term strategy.

Store fixtures

During the three months ended July 28, 2012, we recorded $42 million of charges related to the replacement of store fixtures in connection with the launch of our first 10 shops in August and September of 2012.   As we continue to design and implement new shops in conjunction with our efforts to re-organize our department stores, we anticipate additional store fixture write-offs as we determine which store fixtures to replace.

Management transition

During the first half of 2012, we implemented several changes within our management leadership team that resulted in management transition costs of $10 million and $30 million for the three and six months ended July 28, 2012, respectively, for both incoming and outgoing members of management.

Other

During the three months ended July 28, 2012 and July 30, 2011, we recorded $5 million and $4 million, respectively, of miscellaneous restructuring charges.  During the six months ended July 28, 2012 and July 30, 2011, we recorded $10 million and $6 million, respectively, of miscellaneous restructuring charges.  The charges in the first quarter of 2012 were primarily related to the exit of our specialty websites CLADTM and Gifting GraceTM  and the charges in the second quarter of 2012 were primarily related to costs associated with the closing of our Pittsburgh, Pennsylvania customer call center.

Activity for the restructuring and management transition liability for the period was as follows:

($ in millions)	Supply		Home Office		Software		Store		Management
	Chain		and Stores		and Systems		Fixtures		Transition		Other		Total
January 28, 2012	$3		$28		$-		$-		$10		$19		$60
Charges	16		101		36		42		30		10		235
Cash payments	(11)		(108)		(3)		-		(30)		(11)		(163)
Non-cash	(2)	(1)	(3)	(2)	(33)	(3)	(42)	(3)	(7)	(2)	(3)	(4)	(90)
July 28, 2012	6		18		-		-		3		15		42

(1)  Amount represents increased depreciation as a result of shortening the useful lives of assets associated with our supply chain operations.

(2)  Amounts represent primarily stock-based compensation expense.

(3)  Amounts represent the write-off of software and systems and store fixtures that are no longer in service.

(4)  Amount represents primarily the write-off of assets associated with department store remodels that will not be completed due to the announced transformation of our department stores.

12.  Real Estate and Other, Net

	Three Months Ended		Six Months Ended
($ in millions)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Real estate activities	$(210)	$(7)	$(218)	$(22)
Other	2	1	3	3
Total (income)/expense	$(208)	$(6)	$(215)	$(19)

Real estate and other consists of ongoing operating income from our real estate subsidiaries whose investments are in REITs, as well as investments in 13 joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits.

For the three months ended July 28, 2012 and July 30, 2011, we received dividend income from our REITs totaling $2 million and $2 million, respectively, and we recorded investment income for our proportional share of earnings from our joint ventures totaling $3 million and $4 million, respectively.  For the six months ended July 28, 2012 and July 30, 2011, we received dividend income from our REITs totaling $5 million and $4 million, respectively, and we recorded investment income for our proportional share of earnings from our joint ventures totaling $6 million and $7 million, respectively.  During the three months ended July 28, 2012, we recorded a gain of $202 million in connection with the redemption of 2 million of our SPG REIT units (see Note 6).

13.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the three and six months ended July 28, 2012. The effective tax rate from continuing operations for the three months ended July 28, 2012 was (39.0)% compared to 41.7% for the three months ended July 30, 2011.  The effective tax rate from continuing operations for the six months ended July 28, 2012 was (40.7)% compared to 38.6% for the six months ended July 30, 2011.  Our income tax benefit for the first half was positively impacted by federal wage tax credits, state law changes and state audit settlements and negatively impacted by the discontinuation of our quarterly dividend.

The total amount of unrecognized tax benefits as of July 28, 2012 was $91 million compared to $110 million as of January 28, 2012.  The decrease included $22 million for settlements reached with tax authorities. As of the end of the second quarter of 2012, the uncertain tax position balance included $59 million that, if recognized, would lower the effective tax rate and would be reduced upon settlement by $21 million related to the federal tax deduction of state taxes. The remaining amounts reflect tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Due to deferred tax accounting, other than any interest or penalties incurred, the disallowance of the shorter deductibility period would not impact the effective tax rate, but would accelerate payment to the taxing authority.

Over the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $11 million if our tax position is sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance.

Accrued interest and penalties related to unrecognized tax benefits was $4 million as of July 28, 2012 and $4 million as of January 28, 2012, respectively.

14.  Litigation, Other Contingencies and Guarantees

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

As of July 28, 2012,  we estimated our total potential environmental liabilities to range from $20 million to $27 million and recorded our best estimate of $21 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

As of July 28, 2012, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

In connection with the sale of the operations of our outlet stores, we assigned leases on 10 outlet store locations to the purchaser.  As part of the assignment agreements, we became third guarantor for all 10 of the assigned lease agreements.  In the event of lease default by the purchaser, our maximum obligation under the lease guarantees, as of July 28, 2012, is $23 million, assuming acceleration of all lease payments.  The 10 leases have expiration dates beginning in June 2014 with the last lease expiring in November 2020.

In connection with the redemption of two million of our SPG REIT units (see Note 6), we agreed to make future capital contributions to SPG under certain circumstances.  Capital contributions would be required only if (i) one or more unsecured senior notes or term loans of SPG are in default and (ii) the aggregate amount received and/or realized by the lenders with respect to such notes or loans upon the exhaustion of all other remedies available to them is less than the maximum amount of all capital contribution commitments of the Company and other parties with similar commitments.  Our contribution obligation is subject to a maximum aggregate amount of $360 million, and is proportionate to our share of all similar commitments provided by the Company and other parties.  Under certain circumstances, including the disposition of its remaining SPG REIT units, the Company can terminate its obligation.  The possibility that we would be required to make a contribution is considered remote, and as such, no amount has been recorded in the unaudited Interim Consolidated Financial Statements.

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

Second Quarter Summary and Recent Developments

▪

For the second quarter of 2012, our net loss was $147 million, or $0.67 per share, compared to net income of $14 million, or $0.07 per share, for the corresponding prior year quarter.  Results this quarter included $159 million, or $0.45 per share, of restructuring and management transition charges; $102 million, or $0.29 per share, of markdowns taken to clear discontinued inventory in preparation for new product arriving for our shops; $48 million, or $0.13 per share, for the non-cash impact of our qualified defined benefit pension plan (primary plan) expense and $200 million, or $0.57 per share, for the gain on the redemption of real estate investment trust (REIT) units, net of fees.

▪

Comparable store sales decreased 21.7% for the second quarter of 2012 reflecting lower sales during the quarter as we continued with the early stages of our transformation strategy.  Sales were also negatively impacted by the Company’s decision to significantly reduce its marketing activities in the latter half of the quarter, as we reconsidered our approach to pricing and marketing in time for back to school.

▪

For the second quarter of 2012, gross margin as a percentage of sales decreased 510 basis points compared to the same period last year due to lower than expected sales in the quarter as well as $102 million of markdowns taken to clear discontinued inventory in preparation for new product arriving for our shops.

▪

Selling, general and administrative expenses (SG&A) decreased $193 million, or 15.5%, for the second quarter of 2012 as compared to the corresponding quarter in the prior year as we continue to realize the benefits from our cost savings initiatives.

▪

At the end of the second quarter of 2012, as we completed the first six months of our transformation, we further simplified our pricing by eliminating month-long values and lowering our everyday prices.  On August 1, 2012, we launched the first of our specialty shop concepts for Levi’s®, i jeans by BuffaloTM and The Original Arizona Jean Co. ® and refocused our marketing efforts to highlight brands, products and value.

Results of Operations

	Three Months Ended		Six Months Ended
($ in millions, except EPS)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Total net sales	$3,022	$3,906	$6,174	$7,849
Percent increase/(decrease) from prior year	(22.6)%	(0.8)%	(21.3)%	(0.2)%
Comparable store sales increase/(decrease)(1)	(21.7)%	1.5%	(20.3)%	2.7%
Gross margin	1,004	1,497	2,190	3,092
Operating expenses/(income):
Selling, general and administrative	1,050	1,243	2,210	2,524
Primary pension plan	48	21	97	43
Supplemental pension plans	10	7	19	14
Total pension	58	28	116	57
Depreciation and amortization	128	128	253	256
Real estate and other, net	(208)	(6)	(215)	(19)
Restructuring and management transition	159	23	235	32
Total operating expenses	1,187	1,416	2,599	2,850
Operating income/(loss)	(183)	81	(409)	242
Adjusted operating income/(loss) (non-GAAP)(2)	(74)	125	(122)	317
Net interest expense	58	57	114	115
Income/(loss) before income taxes	(241)	24	(523)	127
Income tax expense/(benefit)	(94)	10	(213)	49
Net income/(loss)	$(147)	$14	$(310)	$78
Adjusted net income/(loss) (non-GAAP)(2)	$(81)	$41	$(136)	$124

Diluted EPS	$(0.67)	$0.07	$(1.42)	$0.35
Adjusted diluted EPS (non-GAAP)(2)	$(0.37)	$0.19	$(0.62)	$0.55
Ratios as a percent of sales:
Gross margin	33.2%	38.3%	35.5%	39.4%
SG&A	34.7%	31.8%	35.8%	32.2%
Total operating expenses	39.3%	36.2%	42.1%	36.3%
Operating income/(loss)	(6.1)%	2.1%	(6.6)%	3.1%
Adjusted operating income/(loss) (non-GAAP)(2)	(2.4)%	3.2%	(2.0)%	4.0%

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

The following non-GAAP financial measures are adjusted to exclude the impact of markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges, the non-cash impact of our primary plan expense and the gain on the redemption of REIT units, net of fees.  Unlike other operating expenses, markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges and the gain on the redemption of REIT units, net of fees are unrelated to our ongoing core business operations. Additionally, primary plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges, the non-cash impact of our primary plan expense and the gain on the redemption of REIT units, net of fees on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted net income/(loss); and (3) adjusted diluted EPS.

Adjusted Operating Income/(Loss). The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income/(loss),  a  non-GAAP financial measure:

	Three Months Ended		Six Months Ended
($ in millions)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Operating income/(loss) (GAAP)	$(183)	$81	$(409)	$242
As a percent of sales	(6.1)%	2.1%	(6.6)%	3.1%
Add: markdowns - inventory strategy alignment	102	-	155	-
Add: restructuring and management transition charges	159	23	235	32
Add: primary pension plan expense	48	21	97	43
Less: redemption of REIT units, net of fees	(200)	-	(200)	-
Adjusted operating income/(loss) (non-GAAP)	$(74)	$125	$(122)	$317
As a percent of sales	(2.4)%	3.2%	(2.0)%	4.0%

Adjusted Net Income/(Loss) and Adjusted Diluted EPS.    The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, non-GAAP financial measures:

	Three Months Ended		Six Months Ended
($ in millions, except per share data)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net income/(loss) (GAAP)	$(147)	$14	$(310)	$78
Diluted EPS (GAAP)	$(0.67)	$0.07	$(1.42)	$0.35
Add: markdowns - inventory strategy alignment, net of income tax expense/(benefit) of $39, $-, $60 and $-	63	-	95	-
Add: restructuring and management transition charges, net of income tax expense/(benefit) of $61, $9, $91 and $12	98	14	144	20
Add: primary pension plan expense, net of income tax expense/(benefit) of $19, $8, $38 and $17	29	13	59	26
Less: redemption of REIT units, net of fees, net of income tax expense/(benefit) of $76, $-, $76 and $-	(124)	-	(124)	-
Adjusted net income/(loss) (non-GAAP)	$(81)	$41	$(136)	$124
Adjusted diluted EPS (non-GAAP)	$(0.37)	$0.19	$(0.62)	$0.55

Total Net Sales

	Three Months Ended		Six Months Ended
($ in millions)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Total net sales	$3,022	$3,906	$6,174	$7,849
Sales percent increase/(decrease):
Total net sales	(22.6)%	(0.8)%	(21.3)%	(0.2)%
Comparable store sales	(21.7)%	1.5%	(20.3)%	2.7%

Total net sales decreased $884 million in the second quarter of 2012 compared to the second quarter of 2011.  For the first six months of 2012, total net sales decreased $1,675 million from the same period last year.  The following table provides the components of the net sales decrease:

	Three Months Ended		Six Months Ended
($ in millions)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Comparable store sales increase/(decrease)	$(832)	$56	$(1,564)	$199
New and closed stores, net	-	10	(5)	17
Exit of the catalog outlet stores	(52)	(98)	(106)	(234)
Total net sales increase/(decrease)	$(884)	$(32)	$(1,675)	$(18)

Store Count

The following table compares the number of stores and gross selling space for the second quarter and first six months of 2012 and 2011:

	Three Months Ended		Six Months Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
jcpenney department stores
Beginning of period	1,103	1,108	1,102	1,106
Stores opened	-	-	2	2
Closed stores	(2)	(5)	(3)	(5)
End of period(1)	1,101	1,103	1,101	1,103

The Foundry Big and Tall Supply Co.(2)	10	10	10	10

(1) Gross selling space was 111 million square feet as of July 28, 2012 and July 30, 2011.

(2) Gross selling space was 51 thousand square feet as of July 28, 2012 and July 30, 2011.

In the second quarter of 2012, comparable store sales decreased 21.7%, reflecting lower sales during the quarter as we continued with the early stages of our transformation strategy.  Sales were also negatively impacted by the Company’s decision to significantly reduce its marketing activities in the latter half of the quarter, as we reconsidered our approach to pricing and marketing in time for back to school.  Sales through jcp.com, which are included in comparable store sales, decreased 32.6%, to $220 million. Total net sales decreased 22.6% to $3,022 million compared with $3,906 million in last year’s second quarter.  The decrease in total net sales includes the impact of our exit from the catalog outlet businesses in October 2011.

Based on a sample of our mall and off-mall stores, our store traffic decreased approximately 12%, while our conversion rate increased in the quarter compared to second quarter last year.  Both the number of store transactions and the number of units decreased in the quarter as compared to the prior year corresponding period; however, the average number of units per transaction slightly increased. Our average unit retail for the second quarter of 2012 increased as compared to the second quarter in 2011.   Although we sold more items at our everyday and month-long prices at a higher average unit retail, the decrease in traffic for the quarter more than offset that benefit.

All merchandise divisions experienced comparable store sales declines for the second quarter of 2012 compared to the prior year corresponding period.  Men’s and women’s apparel experienced the smallest declines while the home division experienced the largest decline.  All geographic regions also experienced comparable store sales declines.   Private brands, including exclusive brands found only at jcpenney, comprised approximately 56% of total merchandise sales for the second quarter of 2012, compared to 57% in last year’s second quarter.

For the first six months of 2012, comparable store sales decreased 20.3% while comparable store sales in last year’s first six months increased 2.7%.  Total net sales decreased 21.3% to $6,174 million compared with $7,849 million last year.

Gross Margin

Gross margin for the second quarter decreased $493 million to $1,004 million compared to $1,497 million in last year’s second quarter. As a percent of sales, the gross margin rate decreased 510 basis points to 33.2% compared to 38.3% for the comparable prior year period.  Overall, compared to last year, gross margin was impacted by deeper markdowns to move higher than anticipated levels of seasonal inventory as a result of lower than expected sales in the quarter.  During the quarter, we also recorded $102 million of markdowns taken to clear discontinued inventory in preparation for new product for our shops.  These markdowns had a 340 basis point impact on gross margin.  In addition, during the second quarter of 2012 our margins were negatively impacted by approximately 90 basis points as a result of a decrease in vendor support as compared to the prior year corresponding quarter.

Through the first half of 2012, gross margin decreased 390 basis points to 35.5% of sales, or $2,190 million, compared with 39.4% of sales, or $3,092 million, for the first half of 2011.  During the six months ended July 28, 2012, we recorded $155 million of markdowns related to the alignment of inventory with our new strategy that had a 251 basis point impact on gross margin, including $102 million of markdowns in the second quarter and a $53 million reserve taken in the first quarter of 2012 as a result of our efforts to transform our merchandise assortment and reduce our weeks of supply of inventory to align with the Company’s new strategy.  In addition, during the first quarter of 2012, we experienced inflationary impacts related to higher cotton and petroleum based textiles that eased during the second quarter.

SG&A Expenses

SG&A expenses for the quarter decreased $193 million to $1,050 million compared to $1,243 million in last year’s second quarter.  The decrease was driven primarily by lower salaries and related benefits from our cost savings initiatives of $120 million, or 397 basis points.  Benefits from the jcpenney private label credit card positively impacted SG&A expenses by $31 million, or 103 basis points.  In addition, advertising decreased $23 million, or 76 basis points, and the previous exit from our catalog outlet stores resulted in $17 million, or 56 basis points, of savings during the quarter.  With the decline in sales, SG&A expenses as a percent of sales increased 290 basis points to 34.7% compared to 31.8% in the second quarter of 2011.

For the first half of 2012, SG&A expense decreased $314 million to $2,210 million compared to $2,524 million in last year’s first half.  The decrease was driven primarily by lower salaries and related benefits and incentive compensation of $175 million, or 304 basis points.  Benefits from the jcpenney private label credit card positively impacted SG&A expenses by $48 million, or 78 basis points.  The previous exits from our catalog outlet stores and our specialty websites CLADTM and Gifting GraceTM resulted in $34 million, or 70 basis points, of savings during the first half.  In addition, advertising decreased $25 million, or 40 basis points, and general expenses decreased $9 million, or 15 basis points.  With the decline in sales for the first half of 2012, SG&A expenses as a percent of sales increased 360 basis points to 35.8% of sales compared to 32.2% in the first half of 2011.

Pension Expense

	Three Months Ended		Six Months Ended
($ in millions)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Primary pension plan	$48	$21	$97	$43
Supplemental pension plans	10	7	19	14
Total pension expense	$58	$28	$116	$57

Total pension expense, which consists of our non-cash primary pension plan expense and our supplemental pension plans expense, is based on our 2011 year-end measurement of pension plan assets and benefit obligations.  The primary pension plan expense for the second quarter of 2012 increased $27 million, to $48 million, compared with $21 million in the second quarter of 2011. The increase was primarily a result of an approximately 80 basis point decrease in our discount rate, an increase in the pension liability resulting from our voluntary early retirement program offered during the third quarter of 2011 and a decrease in the value of plan assets due to unfavorable capital market returns in 2011.  For the second quarter of 2012, the supplemental pension plans expense of $10 million increased $3 million compared to the second quarter of 2011.   For the first six months of 2012, our primary pension plan expense increased $54 million to $97 million and our supplemental pension plans expense increased $5 million to $19 million.

Depreciation and Amortization Expense

Depreciation and amortization expense in the second quarter of 2012 remained flat at $128 million when compared to the same period last year.  For the first six months of 2012, depreciation and amortization expense decreased $3 million to $253 million from $256 million last year.

Real Estate and Other, Net

	Three Months Ended		Six Months Ended
($ in millions)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Real estate activities	$(210)	$(7)	$(218)	$(22)
Other	2	1	3	3
Total (income)/expense	$(208)	$(6)	$(215)	$(19)

Real estate and other consists of ongoing operating income from our real estate subsidiaries whose investments are in REITs, as well as investments in 13 joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits.

For the three months ended July 28, 2012 and July 30, 2011, we received dividend income from our REITs totaling $2 million in both periods.  Additionally, for the three months ended July 28, 2012 and July 30, 2011, we recorded investment income for our proportional share of earnings from our joint ventures totaling $3 million and $4 million, respectively.  In the first half of 2012 and 2011, we received dividend income from our REITs totaling $5 million and $4 million, respectively.  Additionally, we recorded investment income for our proportional share of earnings from our joint ventures totaling $6 million and $7 million, respectively.  During the three months ended July 28, 2012, we recorded a gain of $202 million in connection with the redemption of two million of our REIT units.

Restructuring and Management Transition

Restructuring and management transition charges during the three and six months ended July 28, 2012 and July 30, 2011 included costs related to activities to streamline our supply chain operations; the exit from our catalog and outlet businesses; cost savings initiatives to reduce store and home office expenses; costs associated with the disposal of software and systems; the write-off of store fixtures that were replaced with the new store shop fixtures; management transition charges related to the hiring and departure of certain members of management and other miscellaneous restructuring costs.    The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Supply chain	$10	$12	$16	$15
Catalog and catalog outlet stores	-	1	-	4
Home office and stores	56	4	101	5
Software and systems	36	-	36	-
Store fixtures	42	-	42	-
Management transition	10	2	30	2
Other	5	4	10	6
Total	$159	$23	$235	$32

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, during the three months ended July 28, 2012 and July 30, 2011, we recorded charges of $10 million and $12 million, respectively, related to accelerated depreciation, termination benefits and unit closing costs. During the six months ended July 28, 2012 and July 30, 2011, we recorded charges of $16 million and $15 million, respectively. For the remainder of 2012, our current estimate is to incur approximately $1 million of additional charges related to this restructuring activity.

Home office and stores

During the three months ended July 28, 2012 and July 30, 2011, we recorded $56 million and $4 million, respectively, of costs associated with employee termination benefits for actions to reduce our store and home office expenses.  During the six months ended July 28, 2012 and July 30, 2011, we recorded charges of $101 million and $5 million, respectively.     In July 2012, we substantially completed our efforts to create a simplified operating structure in our home office; as a result, for the remainder of 2012 we do not anticipate incurring any additional charges related to this restructuring activity.  As we continue to simplify our store operations, our current estimate for the remainder of 2012 is to incur between $10 million to $20 million of additional charges related to this restructuring activity.

Software and systems

During the three months ended July 28, 2012, we recorded a charge of $3 million related to consulting fees associated with evaluating our technology infrastructure and, as a result of this evaluation, $33 million of software and systems were disposed of, as they did not support our new long-term strategy.

Store fixtures

During the three months ended July 28, 2012, we recorded $42 million of charges related to the replacement of store fixtures in connection with the launch of our first 10 shops in August and September of 2012.   As we continue to design and implement new shops in conjunction with our efforts to re-organize our department stores, we anticipate additional store fixture write-offs as we determine which fixtures to replace.

Management transition

During the first half of 2012, we implemented several changes within our management leadership team that resulted in management transition costs of $10 million and $30 million for the three and six months ended July 28, 2012, respectively, for both incoming and outgoing members of management.

Other

During the three months ended July 28, 2012 and July 30, 2011, we recorded $5 million and $4 million, respectively, of miscellaneous restructuring charges.  During the six months ended July 28, 2012 and July 30, 2011, we recorded $10 million and $6 million, respectively, of miscellaneous restructuring charges.  The charges in the first quarter of 2012 were primarily related to the exit of our specialty websites CLADTM and Gifting GraceTM  and the charges in the second quarter of 2012 were primarily related to costs associated with the closing of our Pittsburgh, Pennsylvania customer call center.

Future restructuring

In January 2012, we announced a targeted expense reduction of $900 million, primarily in SG&A expense.  In July 2012, we substantially completed our efforts to create a simplified operating structure and based on actions we have taken, we expect to exceed the $900 million savings run-rate by the end of 2012. We expect to achieve savings by reductions to costs in our store operations, marketing and our home office.

Operating Income/(Loss)

For the second quarter of 2012, we reported an operating loss of $183 million compared to operating income of $81 million in the prior year corresponding period.  Excluding the impact of markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges, the non-cash impact of our primary plan expense and the gain on the redemption of REIT units, net of fees, adjusted operating income/(loss) (non-GAAP) decreased $199 million from $125 million in the second quarter last year to a loss of $74 million in the current period.

For the first half of 2012, we reported an operating loss of $409 million compared to operating income of $242 million in the prior year corresponding period.  Excluding the impact of markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges, the non-cash impact of our primary plan expense and the gain on the redemption of REIT units, net of fees, adjusted operating income/(loss) (non-GAAP) decreased $439 million from $317 million in the first half of last year to a loss of $122 million in the first half of 2012.

Net Interest Expense

Net interest expense for the second quarter of 2012 was $58 million compared to $57 million in the second quarter of 2011.  For the first six months of 2012, net interest expense was $114 million compared to $115 million in the first six months of 2011.

Income Taxes

In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.  The effective income tax rate was (39.0)% and 41.7% for the second quarters of 2012 and 2011, respectively.  For the first half of 2012 and 2011, our effective income tax rate was (40.7)% and 38.6%, respectively.  Our income tax benefit for the second quarter and for the first half of 2012 was positively impacted by federal wage tax credits, state law changes and state audit settlements and negatively impacted by the discontinuation of our quarterly dividend.

Liquidity and Capital Resources

The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Six Months Ended
($ in millions)	July 28,	July 30,
	2012	2011
Cash and cash equivalents	$888	$1,551
Merchandise inventory	2,993	3,572
Property and equipment, net	5,153	5,237

Long-term debt, including capital leases and current maturities	3,151	3,099
Stockholders’ equity	3,671	4,703
Total capital	6,822	7,802
Maximum capacity under our credit agreement	1,500	1,250
Cash flow from operating activities	(609)	172
Free cash flow (non-GAAP)(1)	(934)	(215)
Capital expenditures	239	295
Dividends paid	86	92
Ratios:
Debt-to-total capital(2)	46%	40%
Cash-to-debt(3)	28%	50%

(1)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.
(2)	Long-term debt, including capital leases and current maturities, divided by total capitalization.
(3)	Cash and cash equivalents divided by long-term debt, including capital leases and current maturities.

Cash and Cash Equivalents

We ended the second quarter of 2012 with $888 million in cash and cash equivalents, which represented 28% of our $3,151 million of outstanding long-term debt, including capital leases and current maturities.

Free Cash Flow (Non-GAAP)

Free cash flow is a key financial measure of our ability to generate additional cash from operating our business and in evaluating our financial performance. We define free cash flow as cash flow from operating activities, less capital expenditures and dividends paid, plus the proceeds from the sale of operating assets. Free cash flow is a relevant indicator of our ability to repay maturing debt, revise our dividend policy or fund other uses of capital that we believe will enhance stockholder value. Free cash flow is considered a non-GAAP financial measure under the rules of the SEC. Free cash flow is limited and does not represent remaining cash flow available for discretionary expenditures due to the fact that the measure does not deduct payments required for debt maturities, pay-down of off-balance sheet pension debt, and other obligations or payments made for business acquisitions. Therefore, it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended		Six Months Ended
($ in millions)	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Net cash provided by/(used in) operating activities (GAAP)	$(32)	$120	$(609)	$172
Less:
Capital expenditures	(132)	(178)	(239)	(295)
Dividends paid, common	(43)	(45)	(86)	(92)
Free cash flow (non-GAAP)	$(207)	$(103)	$(934)	$(215)

Free cash flow for the three months ended July 28, 2012 decreased $104 million to an outflow of $207 million compared to an outflow of $103 million in the same period last year.  Free cash flow for the six months ended July 28, 2012 decreased $719 million to an outflow of $934 million compared to an outflow of $215 million in last year’s first half.  The decrease was primarily a result of the decline in sales and resulting use of cash from operating activities during the period which were partially offset by lower capital expenditures compared to last year.

Operating Activities

While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our transformation strategy.

Cash flow from operating activities for the three months ended July 28, 2012 decreased $152 million to an outflow of $32 million compared to an inflow of $120 million during the same period last year.  Cash flow from operating activities for the first half decreased $781 million to an outflow of $609 million compared to an inflow of $172 million last year.   The decrease was primarily due to the decline in sales and related lower sales taxes payable, lower levels of payables including merchandise accounts payable as a result of lower receipts, lower income taxes payable resulting from the operating loss and related tax benefit and lower accrued payroll taxes from the reduction of salaries.

Merchandise inventory decreased $579 million to $2,993 million, or 16.2%, as of the end of the second quarter of 2012 compared to $3,572 million as of the end of the second quarter last year.

Investing Activities

Investing activities for the first six months of 2012 totaled zero compared to an outflow of $295 million for the same period last year.  Investing activities were positively impacted by an inflow of $248 million from the redemption of two million REIT units at a cash price of $124.00 per unit during the second quarter of 2012.  Capital expenditures were $239 million for the first half of 2012, a decrease of $56 million compared to the first half of 2011.

Capital expenditures during the second quarter of 2012 included furniture and fixtures relating to Men’s and Women’s Arizona shops, Levi’s shops, and i jeans by Buffalo boutiques in approximately 683 stores that launched on August 1, 2012.  Additionally, during the second quarter of 2012, we opened 23 Sephora inside jcpenney locations, bringing the total to 348 locations.

During the first quarter of 2012, we opened 17 Sephora inside jcpenney locations and two new department stores.

During the first half of 2011, we opened 45 Sephora inside jcpenney locations, two new department stores and approximately 200 MNG by Mango® and 100 Call it Spring® shops.

Capital expenditures for the remainder of 2012 will relate primarily to the investment in our shops inside jcpenney stores and technology improvements.  Consistent with the second quarter, capital expenditures for the remainder of 2012 are expected to be funded from existing cash and cash equivalent balances, the savings resulting from the elimination of the dividend as well as expected cash flow from operations.  We anticipate full year 2012 capital expenditures to be approximately $850 million.

Financing Activities

Financing activities for the first six months of 2012 were an outflow of $10 million compared to an outflow of $948 million for the same period last year.  As authorized by the Board, we paid quarterly dividends of $0.20 per share during each of the first halves of 2012 and 2011.  On May 15, 2012, we announced that we had discontinued the quarterly $0.20 per share dividend, resulting in approximately $175 million in annual cash savings.

In the first half of 2011, we completed our share buyback program authorized by the Board of Directors in February.  Through open market transactions we repurchased approximately 24.4 million shares at a cost of $900 million and an average share price of $36.98.  Additionally in June 2011, we received proceeds of $50 million for the sale of a warrant on 7.3 million shares of J. C. Penney Company, Inc. common stock to Ronald B. Johnson.

Cash Flow Outlook

For the remainder of 2012, we believe that our expected cash flow generated from operations, combined with our existing cash and cash equivalents and the savings resulting from the elimination of the dividend will be adequate to fund our capital expenditures and working capital needs.  In August 2012, subsequent to the first half of 2012, we repaid $230 million of notes at maturity with our existing cash and cash equivalents.   In accordance with our long-term financing strategy, we may access the capital markets opportunistically.  We may borrow under our credit facility for general corporate purposes including, but not limited to, seasonal working capital needs and to support ongoing letters of credit.

Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our transformation strategy.

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

No borrowings, other than the issuance of standby and import letters of credit totaling $173 million as of the end of the first half of 2012, have been made under the 2012 Credit Facility.  As of July 28, 2012, we had $1,327 million available for borrowing under the 2012 Credit Facility.

Our credit ratings and outlook as of August 30, 2012 were as follows:

Credit Ratings

	Long-Term Debt	Outlook
Moody’s Investors Service, Inc.	Ba3	Stable
Standard & Poor’s Ratings Services	B+	Negative
Fitch Ratings	BB-	Negative

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

Contractual Obligations and Commitments

Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2011 Form 10-K.  Our unrecorded contractual obligations related to merchandise have decreased approximately 6% since year end primarily due to the alignment of merchandise inventory levels and mix with our broad based transformation plan.

Inflation

Over the past three years the retail industry has experienced inflationary cost increases.  Inflation impacted our results of operations primarily during the first quarter of 2012 in the sales of our clearance items.  This increase was driven primarily by rising costs for cotton and petroleum based textiles for 2011 holiday and early 2012 spring goods.  During the second quarter of 2012, these pressures began to ease and we expect this trend to continue through the second half of the year.

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

There were no changes to our critical accounting policies during the first half of 2012.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2011 Form 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 2 to the unaudited Interim Consolidated Financial Statements.

Seasonality

While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth fiscal quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our transformation strategy.  The results of operations and cash flows for the six months ended July 28, 2012 are not necessarily indicative of the results for future quarters or the entire year.

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

For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.  We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at July 28, 2012 are similar to those disclosed in the 2011 Form 10-K.

Item 4. Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.    There were no changes in our internal control over financial reporting during the second quarter ended July 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Ozenne Derivative Lawsuit

On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and former executives. The Company is a nominal defendant in the suit. The lawsuit alleges breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit seeks damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff could not proceed with his suit because he failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand is not excused. The trial court heard arguments on the Special Exceptions on  June 25, 2012, and denied them.  The Company and named individuals have filed a mandamus proceeding in the Fifth District Court of Appeals challenging the trial court’s decision.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Item 1A. Risk Factors

The risk factors listed below update and supersede the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended April 28, 2012.

We face uncertainties in connection with the implementation of our strategies to transform our business.

In 2011, we recruited a new executive team and announced plans in 2012 to transform our business, including changes in our pricing strategy, corporate branding, marketing and messaging cadence, store layout and merchandise assortments. The success of our transformation is subject to both the risks affecting our business generally and the inherent difficulties associated with implementing our new strategies and is dependent on the skills, experience, and efforts of our management and other team members. The loss of the services of one or more key operations executives or of numerous team members with essential skills could have an adverse impact on our business. Our transformational plan also involves the re-imagining of some of our business practices and may result in a restructuring of our traditional vendor arrangements, including the sharing of certain costs and expenses. There is no assurance that we will be able to successfully implement these strategic initiatives, which may result in an adverse impact on our business and financial results. In addition, the changes to our pricing and marketing strategies announced in 2012 could result in a prolonged decline in sales. There can be no assurance that our new pricing, branding, marketing and merchandising strategies, or any future modifications of our strategies, will be successful or result in improved operating results or productivity.

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

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, team members, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses, including the Internet, and other forms of retail commerce. Some competitors are larger than jcpenney, have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation and credit availability. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, launches of Internet websites, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

Our sales and operating results depend on customer preferences and fashion trends.

Our sales and operating results depend in part on our ability to predict and respond to changes in fashion trends and customer preferences in a timely manner by consistently offering stylish quality merchandise assortments at competitive prices. We continuously assess emerging styles and trends and focus on developing a merchandise assortment to meet customer preferences. Even with these efforts, we cannot be certain that we will be able to successfully meet constantly changing customer demands. As part of our transformational plan, we are transforming our stores into a collection of shops showcasing major apparel and brands. To the extent our predictions regarding our merchandise or the vendors selected for our shops differ from our customers' preferences, we may be faced with excess inventories for some products and/or missed opportunities for others. Excess inventories can result in lower gross margins due to greater than anticipated discounts and markdowns that might be necessary to reduce inventory levels. Low inventory levels can adversely affect the fulfillment of customer demand and diminish sales and brand loyalty. Consequently, any sustained failure to identify and respond to emerging trends in lifestyle and customer preferences and buying trends could have an adverse impact on our business and any significant misjudgments regarding inventory levels could adversely impact our results of operations.

Changes in our credit ratings may limit our access to capital markets and adversely affect our liquidity.

The credit agencies periodically review our capital structure and the quality and stability of our earnings.  In July 2012, Standard & Poor’s Ratings Services lowered its corporate credit rating for the Company from BB- to B+ and maintained its negative outlook.  In August 2012, Moody’s Investors Service, Inc. lowered its corporate credit rating for the Company from Ba1 to Ba3 and maintained its stable outlook.  Future downgrades to our long-term credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings.  The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us.  If required, we may not be able to obtain additional financing, on favorable terms, or at all.

Our operations are dependent on information technology systems; disruptions in those systems could have an adverse impact on our results of operations.

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale systems in the stores, our Internet website, data centers that process transactions, communication systems and various software applications used throughout our Company to track inventory flow, process transactions and generate performance and financial reports.  In July 2012, we announced plans to implement an integrated suite of products and systems from a third party vendor to simplify our processes and reduce our use of customized existing legacy systems.  Implementing new systems carries substantial risk, including potential loss of data or information, cost overruns, implementation delays, disruption of operations, lower customer satisfaction resulting in lost customers or sales, inability to deliver merchandise to our stores or our customers, and the potential inability to meet reporting requirements.  There can be no assurances that we will successfully launch the new systems as planned, that the new systems will perform as expected or that the new systems will be implemented without disruptions to our operations, any of which may cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible. We have also outsourced various IT functions to third party service providers and may outsource other functions in the future.  We rely on those third party service providers to provide services on a timely and effective basis and their failure to perform as expected or as required by contract could result in disruptions and costs to our operations.  We are also pursuing technology initiatives to enable our employees to continue to provide high quality service to our customers and to provide our customers a better experience.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Our new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits or the technology might fail altogether.  Further, despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information could be misappropriated or system disruptions could occur.  This could lead to loss of sales or profits or cause our customers to lose confidence in our ability to protect their personal information, which could lead to lost future sales or cause us to incur significant costs to reimburse third parties for damages.  Any of these potential issues, individually or in the aggregate, could have a material adverse effect on our business, financial position, results of operations and cash flows.

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

The failure to retain, attract and motivate our team members, including team members in key positions, could have an adverse impact on our results of operations.

Our results depend on the contributions of our team members, including our senior management team and other key team members. Our performance depends to a great extent on our ability to retain, attract and motivate talented team members throughout the organization, many of whom, particularly in the department stores, are in entry level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, prevailing wage rates and minimum wage legislation. If we are unable to retain, attract and motivate talented team members at all levels, our results of operations could be adversely impacted.

Changes in federal, state or local laws and regulations could increase our expenses and adversely affect our results of operations.

Our business is subject to a wide array of laws and regulations. While our management believes that our team member relations are good, significant legislative changes that impact our relationship with our team members could increase our expenses and adversely affect our results of operations. Examples of possible legislative changes impacting our relationship with our team members include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, if we fail to comply with applicable laws and regulations we could be subject to legal risk, including government enforcement action and class action civil litigation that could increase our cost of doing business. Changes in the regulatory environment regarding other topics such as privacy and information security, product safety or environmental protection, including regulations in response to concerns regarding climate change, among others, could also cause our expenses to increase and adversely affect our results of operations.

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

As of August 30, 2012, Pershing Square Capital Management L.P., PS Management GP, LLC and Pershing Square GP, LLC (together "Pershing Square") beneficially owned approximately 17.8% of the outstanding shares of our common stock. Pershing Square has additional economic exposure to approximately 7.3% of the outstanding shares of our common stock under cash-settled total return swaps, bringing their total aggregate economic exposure to approximately 25.1% of the outstanding shares of our common stock. William A. Ackman, Chief Executive Officer of Pershing Square Capital Management, is one of our directors.

As of August 30, 2012, Vornado Realty Trust, Vornado Realty L.P., VNO Fashion LLC and VSPS I L.L.C. (together "Vornado") beneficially owned approximately 10.7% of the outstanding shares of our common stock. Steven Roth, Chairman of the Board of Trustees of Vornado Realty Trust, is one of our directors.

Together, Pershing Square and Vornado owned approximately 28.5% of our outstanding shares as of August 30, 2012 and had aggregate economic exposure to approximately 35.8% of our outstanding shares. Pershing Square and Vornado have each stated that they intend to consult with each other in connection with their respective investments in our common stock. Pershing Square and Vornado have the ability to materially influence actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. Pershing Square and Vornado also have the ability to materially influence actions to be taken or approved by our Board.

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

Item 6. Exhibits

Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to February 22, 2012	8-K	001-15274	3.1	2/27/2012
10.1	Letter Agreement between J. C. Penney Company, Inc. and Kenneth H. Hannah					†
10.2	Executive Termination Pay Agreement between J. C. Penney Corporation, Inc. and Kenneth H. Hannah					†
10.3

Second Amendment dated as of July 20, 2012 to the Amended and Restated Credit Agreement dated as of January 27, 2012, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the financial institutions named therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as LC Agent

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

Date: September 4, 2012