Form 10-Q
period 2012-10-27
J C PENNEY CO INC
filed 2012-12-04
CIK 1166126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

or

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

219,244,826 shares of Common Stock of 50 cents par value, as of November 30, 2012

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended October 27, 2012

Part I. Financial Information

Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Total net sales	$2,927	$3,986	$9,101	$11,835
Cost of goods sold	1,975	2,497	5,959	7,254
Gross margin	952	1,489	3,142	4,581
Operating expenses/(income):
Selling, general and administrative (SG&A)	1,087	1,242	3,297	3,766
Pension	51	31	167	88
Depreciation and amortization	133	127	386	383
Real estate and other, net	(197)	(5)	(412)	(24)
Restructuring and management transition	34	265	269	297
Total operating expenses	1,108	1,660	3,707	4,510
Operating income/(loss)	(156)	(171)	(565)	71
Net interest expense	55	55	169	170
Income/(loss) before income taxes	(211)	(226)	(734)	(99)
Income tax expense/(benefit)	(88)	(83)	(301)	(34)
Net income/(loss)	$(123)	$(143)	$(433)	$(65)

Earnings/(loss) per share:
Basic	$(0.56)	$(0.67)	$(1.98)	$(0.30)
Diluted	$(0.56)	$(0.67)	$(1.98)	$(0.30)

Weighted average shares – basic	219.4	213.3	219.1	218.6
Weighted average shares – diluted	219.4	213.3	219.1	218.6

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

 (Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net income/(loss)	$(123)	$(143)	$(433)	$(65)
Other comprehensive income/(loss), net of tax
Real estate investment trusts (REITs)
Unrealized gain/(loss) on REITs	1	10	34	40
Reclassification adjustment for (gain)/loss on REITs included in net income/(loss)	(10)	-	(184)	-
Retirement benefit plans
Net actuarial gain/(loss) arising during the period	(75)	(37)	(75)	(37)
Prior service credit/(cost) arising during the period	-	(2)	-	(2)
Reclassification of net prior service (credit)/cost recognized in net income/(loss) from a curtailment	(3)	1	(3)	1
Reclassification for amortization of net actuarial (gain)/loss included in net periodic benefit expense/(income)	37	24	114	70
Reclassification for amortization of prior service (credit)/cost included in net periodic benefit expense/(income)	(2)	(4)	(6)	(12)
Total other comprehensive income/(loss), net of tax	(52)	(8)	(120)	60
Total comprehensive income/(loss), net of tax	$(175)	$(151)	$(553)	$(5)

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	October 27,	October 29,	January 28,
	2012	2011	2012
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash in banks and in transit	$141	$205	$175
Cash short-term investments	384	880	1,332
Cash and cash equivalents	525	1,085	1,507
Merchandise inventory	3,362	4,376	2,916
Income tax receivable	69	175	168
Deferred taxes	409	189	245
Prepaid expenses and other	265	285	245
Total current assets	4,630	6,110	5,081
Property and equipment (net of accumulated depreciation of $3,070, $3,035 and $2,965)	5,493	5,242	5,176
Prepaid pension	-	668	-
Other assets	767	807	1,167
Total Assets	$10,890	$12,827	$11,424
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,408	$1,831	$1,022
Other accounts payable and accrued expenses	1,344	1,404	1,503
Current portion of capital leases and note payable	22	1	1
Current maturities of long-term debt	-	230	230
Total current liabilities	2,774	3,466	2,756
Long-term capital leases and note payable	75	3	3
Long-term debt	2,868	2,868	2,868
Deferred taxes	786	1,152	888
Other liabilities	885	816	899
Total Liabilities	7,388	8,305	7,414
Stockholders' Equity
Common stock(1)	110	107	108
Additional paid-in capital	3,789	3,619	3,699
Reinvested earnings	932	1,541	1,412
Accumulated other comprehensive income/(loss)	(1,329)	(745)	(1,209)
Total Stockholders’ Equity	3,502	4,522	4,010
Total Liabilities and Stockholders’ Equity	$10,890	$12,827	$11,424

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 219.2 million, 213.4 million and 215.9 million as of October 27, 2012, October 29, 2011 and January 28, 2012, respectively.

The accompanying notes are an integral part of these unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Cash flows from operating activities
Net income/(loss)	$(123)	$(143)	$(433)	$(65)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	12	216	102	230
Asset impairments and other charges	6	6	10	8
Net gain on sale or redemption of non-operating assets	(197)	-	(397)	-
Depreciation and amortization	133	127	386	383
Benefit plans	31	18	110	46
Stock-based compensation	12	7	38	33
Excess tax benefits from stock-based compensation	6	(1)	(17)	(5)
Deferred taxes	(27)	9	(224)	(96)
Change in cash from:
Inventory	(369)	(804)	(446)	(1,163)
Prepaid expenses and other assets	(26)	(89)	(41)	(86)
Merchandise accounts payable	393	445	386	698
Current income taxes	74	(108)	108	(34)
Accrued expenses and other	27	12	(237)	(82)
Net cash provided by/(used in) operating activities	(48)	(305)	(655)	(133)
Cash flows from investing activities
Capital expenditures	(341)	(174)	(580)	(469)
Proceeds from sale or redemption of non-operating assets	279	-	525	-
Acquisition	-	-	(9)	-
Proceeds from sale of operating assets	-	1	-	1
Proceeds from joint venture cash distribution	-	53	-	53
Net cash provided by/(used in) investing activities	(62)	(120)	(64)	(415)
Cash flows from financing activities
Payments of capital leases and note payable	(13)	-	(13)	-
Payment of long-term debt	(230)	-	(230)	-
Financing costs	-	-	(4)	(15)
Dividends paid, common	-	(43)	(86)	(135)
Stock repurchase program	-	-	-	(900)
Proceeds from issuance of stock warrant	-	-	-	50
Proceeds from stock options exercised	1	1	70	12
Excess tax benefits from stock-based compensation	(6)	1	17	5
Tax withholding payments for vested restricted stock	(5)	-	(17)	(6)
Net cash provided by/(used in) financing activities	(253)	(41)	(263)	(989)
Net increase/(decrease) in cash and cash equivalents	(363)	(466)	(982)	(1,537)
Cash and cash equivalents at beginning of period	888	1,551	1,507	2,622
Cash and cash equivalents at end of period	$525	$1,085	$525	$1,085

Supplemental cash flow information
Income taxes received/(paid), net	134	(15)	185	(96)
Interest received/(paid), net	(92)	(90)	(205)	(202)

Supplemental non-cash investing and financing activity
Increase (decrease) in other accounts payable related to purchases of property and equipment	(24)	(7)	139	5
Purchase of property and equipment and software through capital leases and a note payable	57	3	106	4

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

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31.  As used herein, “three months ended October 27, 2012” and “three months ended October 29, 2011” refer to the 13-week periods ended October 27, 2012 and October 29, 2011, respectively.  “Nine months ended October 27, 2012,” and “nine months ended October 29, 2011,” refer to the 39-week periods ended October 27, 2012 and October 29, 2011, respectively. Fiscal year 2012 contains 53 weeks.

Basis of Consolidation

All significant intercompany transactions and balances have been eliminated in consolidation.    Certain reclassifications were made to prior period amounts to conform to the current period presentation.  None of the reclassifications affected our net income/(loss) in any period.

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

2.  Effect of New Accounting Standards

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the company concludes otherwise, no further quantitative assessment is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. We intend to early adopt ASU 2012-02 beginning with our annual indefinite-lived intangible asset impairment test during the fourth quarter of our fiscal year 2012.  We do not expect the adoption to have a material impact on our consolidated results of operations, cash flows or financial position.

3.  Earnings/(Loss) per Share

Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Earnings/(loss)
Net income/(loss)	$(123)	$(143)	$(433)	$(65)
Shares
Weighted average common shares outstanding (basic shares)	219.4	213.3	219.1	218.6
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	-	-	-	-
Weighted average shares assuming dilution (diluted shares)	219.4	213.3	219.1	218.6
EPS
Basic	$(0.56)	$(0.67)	$(1.98)	$(0.30)
Diluted	$(0.56)	$(0.67)	$(1.98)	$(0.30)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in millions)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Stock options, restricted stock awards and warrant	26	19	25	18

4.  Credit Facility

On January 27, 2012, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a revolving credit facility in the amount up to $1,250 million (2012 Credit Facility), which amended and restated the Company’s prior credit agreement entered into in April 2011, with the same syndicate of lenders under the previous agreement, with JPMorgan Chase Bank, N.A., as administrative agent. The 2012 Credit Facility matures on April 29, 2016.  On February 10, 2012, we increased the size of our 2012 Credit Facility to $1,500 million.  The 2012 Credit Facility also includes an accordion feature which enables us to potentially increase the size of our 2012 Credit Facility up to $1,750 million.

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

The 2012 Credit Facility contains covenants including, but not limited to, restrictions on the Company’s and its subsidiaries’ ability to incur indebtedness; grant liens on assets; guarantee obligations; merge, consolidate or sell assets; pay dividends or make other restricted payments; make investments; prepay or modify certain indebtedness; engage in transactions with affiliates; or enter into sale-leaseback transactions under certain conditions.

No borrowings, other than the issuance of standby and import letters of credit totaling $214 million as of October 27, 2012, have been made under the 2012 Credit Facility.  As of October 27, 2012, the applicable rate for standby and import letters of credit was 3.00% and 1.50%, respectively, while the required commitment fee was 0.50% for the unused portion of the 2012 Credit Facility.  As of October 27, 2012, we had $1,286 million available for borrowing under the 2012 Credit Facility.

5.  Long-Term Debt, Capital Leases and Note Payable

In August 2012, we repaid $230 million of 9.0% Notes at maturity.  During the nine months ended October 27, 2012, we made capital expenditures totaling $106 million that were financed through either capital lease commitments or a note payable.

During the nine months ended October 29, 2011, there were no issuances of debt and no scheduled debt maturities.

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

REIT Assets Measured on a Recurring Basis

The market value of our investment in public REIT assets are accounted for as available-for-sale securities and are carried at fair value on an ongoing basis in Other assets in the unaudited Interim Consolidated Balance Sheets.  We determined the fair value of our investments in REITs using quoted market prices.  There were no transfers in or out of any levels during any period presented.  Our REIT assets measured at fair value on a recurring basis are as follows:

		REIT Assets at Fair Value
		Quoted Prices in Active	Significant Other	Significant
($ in millions)	Cost	Markets of Identical Assets	Observable Inputs	Unobservable Inputs
	Basis	(Level 1)	(Level 2)	(Level 3)
October 27, 2012	$9	$32	$-	$-
October 29, 2011	80	316	-	-
January 28, 2012	80	336	-	-

Other Financial Instruments

Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows:

	October 27, 2012		October 29, 2011		January 28, 2012
($ in millions)	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Long-term debt, including current maturities	$2,868	$2,706	$3,098	$2,988	$3,098	$3,046
Cost investment	36	-	-	-	36	-

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  The cost investment is for equity securities that are not registered and freely tradable shares and their fair values are not readily determinable; however, we believe the carrying value approximates or is less than the fair value.

As of October 27, 2012, October 29, 2011 and January 28, 2012, the fair values of cash and cash equivalents and accounts payable approximate their carrying values due to the short-term nature of these instruments. In addition, the fair values of the capital lease commitments and the note payable approximate their carrying values.  These items have been excluded from the table above.

Concentrations of Credit Risk

We have no significant concentrations of credit risk.

7.  Stockholders’ Equity

The following table shows the change in the components of stockholders’ equity for the nine months ended October 27, 2012:

	Number				Accumulated
	of		Additional	Reinvested	Other	Total
(in millions)	Common	Common	Paid-in	Earnings/	Comprehensive	Stockholders’
	Shares	Stock	Capital	(Loss)	Income/(Loss)	Equity
January 28, 2012	215.9	$108	$3,699	$1,412	$(1,209)	$4,010
Net income/(loss)	-	-	-	(433)	-	(433)
Other comprehensive income/(loss)	-	-	-	-	(120)	(120)
Dividends declared, common	-	-	-	(47)	-	(47)
Stock-based compensation	3.3	2	90	-	-	92
October 27, 2012	219.2	$110	$3,789	$932	$(1,329)	$3,502

The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	Three Months Ended
	October 27, 2012			October 29, 2011
		Income			Income
		Tax			Tax
($ in millions)	Gross	(Expense)/	Net	Gross	(Expense)/	Net
	Amount	Benefit	Amount	Amount	Benefit	Amount
REITs
Unrealized gain/(loss) on REITs	$1	$-	$1	$15	$(5)	$10
Reclassification adjustment for (gain)/loss on REITs included in net income/(loss)	(15)	5	(10)	-	-	-
Retirement benefit plans
Net actuarial gain/(loss) arising during the period	(125)	50	(75)	(58)	21	(37)
Prior service credit/(cost) arising during the period	-	-	-	(4)	2	(2)
Reclassification of net prior service (credit)/cost recognized in net income/(loss) from a curtailment	(5)	2	(3)	1	-	1
Reclassification for amortization of net actuarial (gain)/loss included in net periodic benefit expense/(income)	61	(24)	37	40	(16)	24
Reclassification for amortization of prior service (credit)/cost included in net periodic benefit expense/(income)	(4)	2	(2)	(6)	2	(4)
Total	$(87)	$35	$(52)	$(12)	$4	$(8)

	Nine Months Ended
	October 27, 2012				October 29, 2011
			Income			Income
			Tax			Tax
($ in millions)	Gross		(Expense)/	Net	Gross	(Expense)/	Net
	Amount		Benefit	Amount	Amount	Benefit	Amount
REITs
Unrealized gain/(loss) on REITs	$52		$(18)	$34	$62	$(22)	$40
Reclassification adjustment for (gain)/loss on REITs included in net income/(loss)	(285)	(1)	101	(184)	-	-	-
Retirement benefit plans
Net actuarial gain/(loss) arising during the period	(125)		50	(75)	(58)	21	(37)
Prior service credit/(cost) arising during the period	-		-	-	(4)	2	(2)
Reclassification of net prior service (credit)/cost recognized in net income/(loss) from a curtailment	(5)		2	(3)	1	-	1
Reclassification for amortization of net actuarial (gain)/loss included in net periodic benefit expense/(income)	188		(74)	114	115	(45)	70
Reclassification for amortization of prior service (credit)/cost included in net periodic benefit expense/(income)	(11)		5	(6)	(19)	7	(12)
Total	$(186)		$66	$(120)	$97	$(37)	$60

(1) During the second quarter of 2012, the reclassification adjustment for the Simon Property Group, L.P. (SPG) units of $270 million was calculated by using the closing fair market value per SPG unit of $158.13 on July 19, 2012 for the two million REIT units that were redeemed on July 20, 2012.  The REIT units were redeemed at a price of $124.00 per unit (see Note 11).

The following table shows the changes in accumulated other comprehensive income/(loss) balances for the nine months ended October 27, 2012:

	Unrealized			Accumulated Other
($ in millions)	Gain/(Loss)	Net Actuarial	Prior Service	Comprehensive
	on REITs	Gain/(Loss)	Credit/(Cost)	Income/(Loss)
January 28, 2012	$165	$(1,397)	$23	$(1,209)
Current period change	(150)	39	(9)	(120)
October 27, 2012	$15	$(1,358)	$14	$(1,329)

8.  Stock-Based Compensation

We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan.  On May 18, 2012, our stockholders approved the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan (2012 Plan), reserving 7 million shares for future grants (1.5 million newly authorized shares plus up to 5.5 million reserved but unissued shares from our prior 2009 Long-Term Incentive Plan (2009 Plan)).  In addition, shares underlying any outstanding stock award or stock option grant cancelled prior to vesting or exercise become available for use under the 2012 Plan.  The 2009 Plan terminated on May 18, 2012, except for outstanding awards, and all subsequent awards have been granted under the 2012 Plan.  As of October 27, 2012, there were approximately 6 million shares of stock available for future grant under the 2012 Plan.

The components of total stock-based compensation costs are as follows:

	Three Months Ended			Nine Months Ended
($ in millions)	October 27,	October 29,		October 27,		October 29,
	2012	2011		2012		2011
Stock awards (shares and units)	$8	$2		$26		$14
Stock options	4	5		12		19
Total stock-based compensation	$12	$7	(1)	$38	(2)	$33	(1)

(1) Excludes $6 million of stock-based compensation costs reported in restructuring and management transition charges (see Note 10).

(2) Excludes $9 million of stock-based compensation costs reported in restructuring and management transition charges (see Note 10).

On March 13, 2012, we made an annual grant of approximately 1.9 million stock options to employees at an option price of $37.63, with a fair value of $11.68 per option and approximately 646,000 time-based restricted stock units (RSUs) to employees with a fair value of $37.63 per RSU award.

During the second quarter of 2012, we granted approximately 704,000 stock options to employees at an option price of $26.29 and a fair value of $11.36 per option.  Additionally, we granted approximately 690,000 time-based RSUs which includes 640,000 RSUs to employees with a fair value of $26.29 per RSU award as well as 50,000 RSUs to directors with a fair value of $27.26 per RSU award.

During the third quarter of 2012, we granted employees approximately 80,000 stock options at an option price of $22.98 and a fair value of $10.11 per option and approximately 390,000 time-based RSUs with a fair value of $22.98.

9.  Retirement Benefit Plans

The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan), non-contributory supplemental pension plans and contributory postretirement health and welfare plan are as follows:

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
Primary Pension Plan	2012	2011	2012	2011
Service cost	$21	$22	$67	$66
Interest cost	61	62	185	186
Expected return on plan assets	(95)	(97)	(284)	(290)
Net amortization	55	35	171	103
Net periodic benefit expense/(income)	$42	$22	$139	$65

Supplemental Pension Plans
Service cost	$-	$1	$1	$2
Interest cost	3	3	10	9
Expected return on plan assets	-	-	-	-
Net amortization	6	5	17	12
Net periodic benefit expense/(income)	$9	$9	$28	$23

Primary and Supplemental Pension Plans Total
Service cost	$21	$23	$68	$68
Interest cost	64	65	195	195
Expected return on plan assets	(95)	(97)	(284)	(290)
Net amortization	61	40	188	115
Net periodic benefit expense/(income)	$51	$31	$167	$88

Postretirement Health and Welfare Plan
Service cost	$-	$-	$-	$-
Interest cost	-	-	1	-
Expected return on plan assets	-	-	-	-
Net amortization	(4)	(6)	(11)	(19)
Net periodic benefit expense/(income)	$(4)	$(6)	$(10)	$(19)

Retirement Benefit Plans Total
Service cost	$21	$23	$68	$68
Interest cost	64	65	196	195
Expected return on plan assets	(95)	(97)	(284)	(290)
Net amortization	57	34	177	96
Net periodic benefit expense/(income)	$47	$25	$157	$69

Net periodic benefit expense/(income) for our noncontributory postretirement health and welfare plan is predominantly included in SG&A expense on the Consolidated Statements of Operations.

Curtailments

During the first half of 2012, we took actions to reduce our work force.  During the third quarter of 2012, when substantially all employee exits were completed, we recorded a net curtailment gain of $7 million due to the reduction in the expected years of future service related to our retirement benefit plans.  The net curtailment gain is included in the line item Restructuring and management transition in the unaudited Interim Consolidated Statements of Operations (see Note 10).  The curtailments resulted in reductions in the projected benefit obligations (PBOs) of our Primary Pension Plan, non-qualified supplemental plans and the postretirement health and welfare plan of $80 million, $13 million and $2 million, respectively.  As a result of these curtailments, the liabilities for our retirement benefit plans were remeasured as of September 30, 2012 using a discount rate of 4.25% compared to the year-end 2011 discount rate of 4.82%.  As a result of the remeasurements, the PBOs of our Primary Pension Plan and the non-qualified supplemental plans were increased by $166 million and $55 million, respectively, which was offset by a decrease in our PBO for our post-retirement health and welfare plan by $5 million.  As of September 30, 2012, the PBO’s of our Primary Pension Plan, non-qualified supplemental plans and postretirement health and welfare plan were $5,550 million, $300 million and $18 million, respectively.

Primary Pension Plan Lump-Sum Payment Offer

In September 2012, we offered approximately 35,000 participants in the Primary Pension Plan who have separated from service and had a deferred vested benefit as of August 31, 2012 the option to receive a lump-sum settlement payment. These participants had until November 30, 2012 to elect to receive the lump-sum settlement payment with the payments to be made by the Company beginning on December 4, 2012 using assets from the Primary Pension Plan.

Defined Contribution Plans

Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain members of management. Total expense for our defined contribution plans for the third quarters of 2012 and 2011 was $13 million and $16 million, respectively, and was predominantly included in SG&A expenses on the Consolidated Statements of Operations.  Total expense for the nine months ended October 27, 2012 and October 29, 2011 was $43 million and $48 million, respectively.

10.  Restructuring and Management Transition

The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended		Cumulative
($ in millions)	October 27,	October 29,	October 27,	October 29,	Amount Through
	2012	2011	2012	2011	October 27, 2012
Supply chain	$3	$16	$19	$31	$60
Catalog and catalog outlet stores	-	30	-	34	55
Home office and stores	4	12	105	17	150
Software and systems	-	-	36	-	36
Store fixtures	18	-	60	-	60
Management transition	6	27	36	29	166
Voluntary early retirement program (VERP)	-	179	-	179	179
Other	3	1	13	7	46
Total	$34	$265	$269	$297	$752

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, during the three months ended October 27, 2012 and October 29, 2011, we recorded charges of $3 million and $16 million, respectively, related to increased depreciation, termination benefits and unit closing costs. During the nine months ended October 27, 2012 and October 29, 2011, we recorded charges of $19 million and $31 million, respectively. This program was completed during the third quarter of 2012.

Catalog and catalog outlet stores

On October 16, 2011, we sold the assets related to the operations of our catalog outlet stores.  We sold fixed assets and inventory with combined net book values of approximately $31 million, for a total purchase price of $7 million, which resulted in a loss of $24 million.  During the three and nine months ended October 29, 2011, we recorded $6 million and $10 million, respectively, of severance costs related to the sale of our outlet stores. This restructuring activity was completed in 2011.

Home office and stores

During the three months ended October 27, 2012 and October 29, 2011, we recorded $4 million and $12 million, respectively, of net charges associated with employee termination benefits for actions to reduce our store and home office expenses.  During the third quarter of 2012, when substantially all employee exits were completed, we recorded a net curtailment gain of $7 million (see Note 9).  The net curtailment gain was more than offset by charges associated with employee termination benefits of $11 million.  During the nine months ended October 27, 2012 and October 29, 2011, we recorded net charges of $105 million and $17 million, respectively.  For the remainder of 2012 we do not anticipate incurring significant charges related to this restructuring activity.

Software and systems

During the nine months ended October 27, 2012, we recorded a charge of $36 million related to the disposal of software and systems that based on our evaluation no longer support our new strategy.  Included in this amount is $3 million of consulting fees related to that evaluation.

Store fixtures

During the three months ended October 27, 2012, we recorded $11 million of charges related to the removal of store fixtures in our department stores. In addition, we recorded $7 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that are expected to be replaced throughout 2013 with the build out of additional shops.  During the nine months ended October 27, 2012, we recorded charges of $60 million related to the write-off and increased depreciation for store fixtures that were replaced or are expected to be replaced with the new store shop fixtures.  As we continue to design and implement new shops in conjunction with our efforts to re-organize our department stores, we anticipate additional store fixture write-offs and increased depreciation.

Management transition

We implemented several changes within our management leadership team that resulted in management transition costs of $36 million and $29 million for the nine months ended October 27, 2012 and October 29, 2011, respectively, for both incoming and outgoing members of management.

VERP

As a part of several restructuring and cost-savings initiatives designed to reduce salary and related costs across the Company, in the third quarter of 2011 we incurred a total charge of $179 million related to the VERP.  Charges included $176 million related to enhanced retirement benefits for the approximately 4,000 employees who accepted the VERP, $1 million related to curtailment charges for our non-qualified supplemental pension plans as a result of the reduction in the expected years of future service related to these plans, and $2 million of costs associated with administering the VERP.  This restructuring activity was completed in 2011.

Other

During the three months ended October 27, 2012 and October 29, 2011, we recorded miscellaneous restructuring charges of $3 million and $1 million, respectively.  During the nine months ended October 27, 2012 and October 29, 2011, we recorded miscellaneous restructuring charges of $13 million and $7 million, respectively.  These charges were primarily related to the exit of our specialty websites CLADTM and Gifting GraceTM and the closure of our Pittsburgh, Pennsylvania customer call center.

Activity for the restructuring and management transition liability for the nine months ended October 27, 2012 was as follows:

($ in millions)	Supply	Home Office	Software	Store	Management
	Chain	and Stores	and Systems	Fixtures	Transition	Other	Total
January 28, 2012	$3	$28	$-	$-	$10	$19	$60
Charges	19	105	36	60	36	13	269
Cash payments	(17)	(130)	(3)	-	(38)	(15)	(203)
Non-cash	(2)	4	(33)	(60)	(8)	(3)	(102)
October 27, 2012	3	7	-	-	-	14	24

Non-cash amounts represent charges that do not result in cash expenditures including increased depreciation and write-off of store fixtures and IT software and systems, stock-based compensation and curtailment gains on pension plans.

11.  Real Estate and Other, Net

Real estate and other consists of ongoing operating income from our real estate subsidiaries whose investments are in REITs, as well as investments in 9 joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits.  The composition of real estate and other, net was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Gain on sale or redemption of non-operating assets, net:
Redemption of Simon Property Group, L.P. (SPG) REIT units	$-	$-	$(200)	$-
Sale of CBL & Associates Properties, Inc. (CBL) REIT shares	(15)	-	(15)	-
Sale of leveraged lease assets	(28)	-	(28)	-
Sale of investments in joint ventures	(151)	-	(151)	-
Sale of building	(3)	-	(3)	-
Net gain on sale or redemption of non-operating assets	(197)	-	(397)	-
Dividend income from REITs	(1)	(2)	(6)	(6)
Investment income from joint ventures	(3)	(3)	(9)	(10)
Other	4	-	-	(8)
Real estate and other (income)/expense, net	$(197)	$(5)	$(412)	$(24)

REIT Assets

On July 20, 2012, SPG redeemed two million of our REIT units at a price of $124.00 per unit for a total redemption price of $246 million, net of fees.  As of the market close on July 19, 2012, the SPG REIT units had a fair market value of $158.13 per unit.    In connection with the redemption, we realized a net gain of $200 million determined using the first-in-first-out method for determining the cost of REIT units sold.  Following the transaction, we continue to hold approximately 205,000 REIT units in SPG.

On October 23, 2012, we sold all of our CBL REIT shares at a price of $21.35 per share for a total price of $40 million, net of fees.  In connection with the sale, we realized a net gain of $15 million.

See Note 6 for the related fair value disclosures and Note 7 for the net unrealized gains on our REIT assets.

Leveraged Leases

During the third quarter of 2012, we sold all of our leveraged lease assets for $146 million, net of fees. The investments in the leveraged lease assets as of the dates of the sales were $118 million and were recorded in Other assets in the unaudited Interim Consolidated Balance Sheets. In connection with the sales, we recorded a net gain of $28 million.

Joint Ventures

During the third quarter of 2012, we sold our investments in four joint ventures that own regional mall properties for $90 million, resulting in net gains totaling $151 million.  The gain exceeded the cash proceeds as a result of distributions of cash related to refinancing transactions in prior periods that were recorded as net reductions in the carrying amount of the investments. The cumulative net book value of the joint venture investments was a negative $61 million and was included in Other liabilities in the unaudited Interim Consolidated Balance Sheets.

Building

During the third quarter of 2012, we sold a building used in our former drugstore operations with a net book value of zero for $3 million resulting in a net gain of $3 million.

12.  Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate adjusted to reflect the impact of items discrete to the three and nine months ended October 27, 2012. The effective tax rate for the three months ended October 27, 2012 was (41.7)% compared to (36.7)% for the three months ended October 29, 2011.  The effective tax rate from continuing operations for the nine months ended October 27, 2012 was (41.0)% compared to (34.3)% for the nine months ended October 29, 2011.  Our income tax benefit for the nine months ended October 27, 2012 was positively impacted by federal wage tax credits, state law changes, state audit settlements and the sales and redemption of non-operating assets and negatively impacted by the discontinuation of our quarterly dividend.

The total amount of unrecognized tax benefits as of October 27, 2012 was $86 million compared to $110 million as of January 28, 2012.  The decrease included $24 million primarily due to settlements reached with tax authorities. As of the end of the third quarter of 2012, the uncertain tax position balance included $58 million that, if recognized, would lower the effective tax rate and would be reduced upon settlement by $20 million related to the federal tax deduction of state taxes. The remaining amounts reflect tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Due to deferred tax accounting, other than any interest or penalties incurred, the disallowance of the shorter deductibility period would not impact the effective tax rate, but would accelerate payment to the taxing authority.

Over the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could be reduced by approximately $2 million if our tax position is sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance.

Accrued interest and penalties related to unrecognized tax benefits was $4 million as of October 27, 2012 and $4 million as of January 28, 2012.

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

As of October 27, 2012,  we estimated our total potential environmental liabilities to range from $24 million to $30 million and recorded our best estimate of $25 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

As of October 27, 2012, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

In connection with the sale of the operations of our outlet stores, we assigned leases on 10 outlet store locations to the purchaser.  As part of the assignment agreements, we became third guarantor for all 10 of the assigned lease agreements.  In the event of lease default by the purchaser, our maximum obligation under the lease guarantees, as of October 27, 2012, is $21 million, assuming acceleration of all lease payments.  The 10 leases have expiration dates beginning in June 2014 with the last lease expiring in November 2020.

In connection with the redemption of two million of our SPG REIT units (see Note 11), we agreed to make future capital contributions to SPG under certain circumstances.  Capital contributions would be required only if (i) one or more unsecured senior notes or term loans of SPG are in default and (ii) the aggregate amount received and/or realized by the lenders with respect to such notes or loans upon the exhaustion of all other remedies available to them is less than the maximum amount of all capital contribution commitments of the Company and other parties with similar commitments.  Our contribution obligation is subject to a maximum aggregate amount of $360 million, and is proportionate to our share of all similar commitments provided by the Company and other parties.  Under certain circumstances, including the disposition of its remaining SPG REIT units, the Company can terminate its obligation.  The possibility that we would be required to make a contribution is considered remote, and as such, no amount has been recorded in the unaudited Interim Consolidated Financial Statements.

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

Third Quarter Summary

▪

For the third quarter of 2012, our net loss was $123 million, or $0.56 per share, compared to a  net loss of $143 million, or $0.67 per share, for the corresponding prior year quarter.  Results for this quarter included $34 million ($21 million after taxes), or $0.10 per share, of restructuring and management transition charges; $42 million ($26 million after taxes), or $0.12 per share, for the non-cash impact of our qualified defined benefit pension plan (Primary Pension Plan) expense and $197 million ($127 million after taxes), or $0.58 per share, for the net gain on the sale of non-operating assets.

▪	For the third quarter of 2012, sales were $2,927 million, a decrease of 26.6% as compared to the corresponding quarter in 2011. Comparable store sales decreased 26.1% for the third quarter of 2012.

▪

For the third quarter of 2012, gross margin as a percentage of sales was 32.5% compared to 37.4% in the same period last year. The decrease in gross margin as a percentage of sales is primarily due to a higher level of clearance merchandise sales as a percentage of total sales than in the same period last year.

▪

Selling, general and administrative (SG&A) expenses decreased $155 million, or 12.5%, for the third quarter of 2012 as compared to the corresponding quarter in 2011 as we continue to realize the benefits from our cost savings initiatives.

▪

During the third quarter of 2012, we opened shops under the Levi’s®, The Original Arizona Jean Co.®, Izod®, Liz Claiborne® and jcpTM brands.  We also opened 38 Sephora inside jcpenney stores, bringing the total to 386.

Results of Operations

	Three Months Ended		Nine Months Ended
($ in millions, except EPS)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Total net sales	$2,927	$3,986	$9,101	$11,835
Percent increase/(decrease) from prior year	(26.6)%	(4.8)%	(23.1)%	(1.8)%
Comparable store sales increase/(decrease)(1)	(26.1)%	(1.6)%	(22.3)%	1.2%
Gross margin	952	1,489	3,142	4,581
Operating expenses/(income):
Selling, general and administrative	1,087	1,242	3,297	3,766
Primary pension plan	42	22	139	65
Supplemental pension plans	9	9	28	23
Total pension	51	31	167	88
Depreciation and amortization	133	127	386	383
Real estate and other, net	(197)	(5)	(412)	(24)
Restructuring and management transition	34	265	269	297
Total operating expenses	1,108	1,660	3,707	4,510
Operating income/(loss)	(156)	(171)	(565)	71
Adjusted operating income/(loss) (non-GAAP)(2)	(277)	116	(399)	433
Net interest expense	55	55	169	170
Income/(loss) before income taxes	(211)	(226)	(734)	(99)
Income tax expense/(benefit)	(88)	(83)	(301)	(34)
Net income/(loss)	$(123)	$(143)	$(433)	$(65)
Adjusted net income/(loss) (non-GAAP)(2)	$(203)	$38	$(339)	$161

Diluted EPS	$(0.56)	$(0.67)	$(1.98)	$(0.30)
Adjusted diluted EPS (non-GAAP)(2)	$(0.93)	$0.18	$(1.55)	$0.73
Ratios as a percent of sales:
Gross margin	32.5%	37.4%	34.5%	38.7%
SG&A	37.1%	31.2%	36.2%	31.8%
Total operating expenses	37.8%	41.7%	40.7%	38.1%
Operating income/(loss)	(5.3)%	(4.3)%	(6.2)%	0.6%
Adjusted operating income/(loss) (non-GAAP)(2)	(9.5)%	2.9%	(4.4)%	3.7%

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

The following non-GAAP financial measures are adjusted to exclude the impact of markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges, the non-cash impact of our Primary Pension Plan expense and the net gain on the sale or redemption of non-operating assets.  Unlike other operating expenses, markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges and the net gain on the sale or redemption of non-operating assets are not directly related to our ongoing core business operations. Additionally, Primary Pension Plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges, the non-cash impact of our Primary Pension Plan expense and the net gain on the sale or redemption of non-operating assets on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted net income/(loss); and (3) adjusted diluted EPS.

Adjusted Operating Income/(Loss). The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income/(loss),  a  non-GAAP financial measure:

	Three Months Ended		Nine Months Ended
($ in millions)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Operating income/(loss) (GAAP)	$(156)	$(171)	$(565)	$71
As a percent of sales	(5.3)%	(4.3)%	(6.2)%	0.6%
Add: markdowns - inventory strategy alignment	-	-	155	-
Add: restructuring and management transition charges	34	265	269	297
Add: primary pension plan expense	42	22	139	65
Less: Net gain on sale or redemption of non-operating assets	(197)	-	(397)	-
Adjusted operating income/(loss) (non-GAAP)	$(277)	$116	$(399)	$433
As a percent of sales	(9.5)%	2.9%	(4.4)%	3.7%

Adjusted Net Income/(Loss) and Adjusted Diluted EPS.    The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
($ in millions, except per share data)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net income/(loss) (GAAP)	$(123)	$(143)	$(433)	$(65)
Diluted EPS (GAAP)	$(0.56)	$(0.67)	$(1.98)	$(0.30)
Add: markdowns - inventory strategy alignment, net of tax of $-, $-, $60 and $-	-	-	95	-
Add: restructuring and management transition charges, net of tax of $13, $98, $104 and $111	21	167	165	186
Add: primary pension plan expense, net of tax of $16, $8, $54 and $25	26	14	85	40
Less: Net gain on sale or redemption of non-operating assets, net of tax of $(70), $-, $(146) and $-	(127)	-	(251)	-
Adjusted net income/(loss) (non-GAAP)	$(203)	$38	$(339)	$161
Adjusted diluted EPS (non-GAAP)	$(0.93)	$0.18	$(1.55)	$0.73

Total Net Sales

	Three Months Ended		Nine Months Ended
($ in millions)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Total net sales	$2,927	$3,986	$9,101	$11,835
Sales percent increase/(decrease):
Total net sales	(26.6)%	(4.8)%	(23.1)%	(1.8)%
Comparable store sales	(26.1)%	(1.6)%	(22.3)%	1.2%

Total net sales decreased $1,059 million in the third quarter of 2012 compared to the third quarter of 2011.  For the nine months ended October 27, 2012, total net sales decreased $2,734 million from the same period last year.  The following table provides the components of the net sales decrease:

	Three Months Ended		Nine Months Ended
($ in millions)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Comparable store sales increase/(decrease)	$(1,027)	$(65)	$(2,591)	$134
New and closed stores, net	8	(2)	3	15
Exit of the catalog outlet stores	(40)	(136)	(146)	(370)
Total net sales increase/(decrease)	$(1,059)	$(203)	$(2,734)	$(221)

Store Count

The following table compares the number of stores and gross selling space for the third quarter and the nine months ended October 27, 2012 and October 29, 2011:

	Three Months Ended		Nine Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
jcpenney department stores
Beginning of period	1,101	1,103	1,102	1,106
Stores opened	7	1	9	3
Closed stores	(3)	-	(6)	(5)
End of period(1)	1,105	1,104	1,105	1,104

The Foundry Big and Tall Supply Co.(2)	10	10	10	10

(1) Gross selling space was 112 million square feet as of October 27, 2012 and 111 million square feet as of October 29, 2011.

(2) Gross selling space was 51 thousand square feet as of October 27, 2012 and October 29, 2011.

In the third quarter of 2012, comparable store sales decreased 26.1% as we continued with our transformation strategy.  Sales through jcp.com, which are included in comparable store sales, decreased 37.3%, to $214 million. Total net sales decreased 26.6% to $2,927 million compared with $3,986 million in last year’s third quarter.  The decrease in total net sales includes the impact of our exit from our catalog outlet businesses in October 2011.

Based on a sample of our mall and off-mall stores, our store traffic and conversion rate decreased in the quarter compared to the third quarter last year.  Both the number of store transactions and the number of units decreased in the quarter as compared to the prior year corresponding period; however, the average number of units per transaction increased. Although we sold more items at our everyday prices at a higher average unit retail during the quarter, the increase in clearance merchandise sold at a lower average unit retail more than offset that benefit.

All merchandise divisions experienced comparable store sales declines for the third quarter of 2012 compared to the prior year corresponding period.  Men’s and women’s apparel experienced the smallest declines while the home division experienced the largest decline.  All geographic regions also experienced comparable store sales declines.   Private brands, including exclusive brands found only at jcpenney, comprised approximately 52% of total merchandise sales for the third quarter of 2012, compared to 56% in last year’s third quarter.

For the the nine months ended October 27, 2012, comparable store sales decreased 22.3% while comparable store sales in the same period last year increased 1.2%.  Total net sales decreased 23.1% to $9,101 million compared with $11,835 million last year.

Gross Margin

Gross margin for the third quarter of 2012 was $952 million, a decrease of $537 million compared to $1,489 million in the third quarter of 2011. Gross margin as a percentage of sales in the third quarter of 2012 was 32.5% compared to 37.4% in the third quarter of 2011. Compared to the third quarter of 2011, gross margin as a percentage of sales for the three months ended October 27, 2012 decreased 2.0% due to higher levels of markdowns and inventory reserves related to our new strategy, decreased 1.4% due to lower everyday value merchandise sales and higher clearance merchandise sales as a percentage of total sales, decreased 1.2% due to lower sales of services and other activities and decreased 0.3% from reduced vendor cost concessions in connection with our simplified pricing strategy.

Gross margin for the nine months ended October 27, 2012 was $3,142 million, a decrease of $1,439 million compared to $4,581 million for the nine months ended October 29, 2011. Gross margin as a percentage of sales for the nine months ended October 27, 2012 was 34.5% compared to 38.7% for the nine months ended October 29, 2011. Compared to the nine months ending October 29, 2011, gross margin as a percentage of sales for the nine months ended October 27, 2012 decreased 1.7% due to lower everyday value merchandise sales and higher clearance merchandise sales as a percentage of total sales, decreased 1.3% due to higher levels of markdowns and inventory reserves related to our new strategy, decreased 0.8% due to lower sales of services and other activities and decreased 0.4% from reduced vendor cost concessions in connection with our simplified pricing strategy.

SG&A Expenses

For the three months ended October 27, 2012, SG&A expenses were $155 million lower compared to the three months ended October 28, 2011.   As a percent of sales, SG&A expenses increased to 37.1% compared to 31.2% in the third quarter of 2011 primarily due to lower sales. SG&A expenses decreased by $182 million primarily as a result of our cost savings initiatives resulting in lower salaries and related benefits of $109 million, reduced advertising expenses of $40 million, and reduced costs from the exit from our catalog outlet stores of $13 million. SG&A costs were also reduced by increased income of approximately $20 million from the jcpenney private label credit card activities as compared to the third quarter of 2011. These reductions were partially offset by increased spending of $27 million primarily related to enhancing information technology in our stores and to increasing store staffing in support of our new shop strategy.

For the nine months ended October 27, 2012, SG&A expenses were $469 million lower compared to the nine months ended October 28, 2011.   As a percent of sales, SG&A expenses increased to 36.2% compared to 31.8% in the prior year corresponding period primarily due to lower sales. SG&A expenses decreased by $496 million primarily as a result of our cost savings initiatives resulting in lower salaries and related benefits of $284 million, reduced advertising expenses of $65 million, and reduced costs of $47 million from the exit from our catalog outlet stores and our specialty websites CLADTM and Gifting GraceTM. SG&A costs were also reduced by increased income of $68 million from the jcpenney private label credit card activities as compared to the same period in 2011. These reductions were partially offset by increased spending of $27 million primarily related to enhancing information technology in our stores and to increasing store staffing in support of our new shop strategy.

Pension Expense

	Three Months Ended		Nine Months Ended
($ in millions)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Primary pension plan	$42	$22	$139	$65
Supplemental pension plans	9	9	28	23
Total pension expense	$51	$31	$167	$88

Total pension expense consists of our non-cash Primary Pension Plan expense and our supplemental pension plans expense.  During the third quarter of 2012, as a result of previous actions taken to reduce our workforce, we remeasured our  pension plans as of September 30 and recognized a net curtailment gain of $7 million which is recorded in Restructuring and management transition in the unaudited Interim Consolidated Statements of Operations.  For the Primary Pension Plan, the remeasurement resulted in a reduction of $27 million to our expected full year 2012 non-cash Primary Pension Plan expense, bringing total expected Primary Pension Plan expense to $167 million.  The decline relates primarily to the decrease in the number of employees accruing benefits under the plan following the reductions in our workforce.  The remeasurement did not materially impact the expected pension expense for our supplemental pension plans.

For the first eight months of fiscal 2012, our total pension expense was based on our 2011 year-end measurement of pension plan assets and benefit obligations.  The 2011 year-end measurement resulted in an increase in 2012 pension plan expense as compared to 2011 primarily as a result of an approximately 80 basis point decrease in our discount rate, an increase in the pension liability resulting from our voluntary early retirement program offered during the third quarter of 2011 and a decrease in the value of plan assets due to unfavorable capital market returns in 2011.

The Primary Pension Plan expense for the third quarter of 2012 increased $20 million, to $42 million, compared to  $22 million in the third quarter of 2011.  For the third quarter of 2012 and 2011, the supplemental pension plans expense remained flat at  $9 million.  For the nine months ended October 27, 2012, our Primary Pension Plan expense increased $74 million to $139 million and our supplemental pension plans expense increased $5 million to $28 million.

In September 2012, we offered approximately 35,000 participants in the Primary Pension Plan who have separated from service and had a deferred vested benefit as of August 31, 2012 the option to receive a lump-sum settlement payment. These participants had until November 30, 2012 to elect to receive the lump-sum settlement payment with the payments to be made by the Company beginning on December 4, 2012 using assets from the Primary Pension Plan.  As a result of the settlements, we expect to make a payment between $350 million to $450 million from the Primary Pension Plan’s assets and recognize a charge between $130 million to $170 million for unrecognized actuarial losses.

Depreciation and Amortization Expense

Depreciation and amortization expense in the third quarter of 2012 increased $6 million to $133 million from $127 million for the comparable 2011 period.  For the nine months ended October 27, 2012, depreciation and amortization expense increased $3 million to $386 million from $383 million last year.  Depreciation and amortization expense for three and nine months ended October 27, 2012 excludes $7 million of increased depreciation as a result of shortening the useful lives of store fixtures in our department stores that are expected to be replaced throughout 2013 with the build out of additional shops. This amount is included in the line Restructuring and Management Transition on the Unaudited Consolidated Statements of Operations.  We anticipate depreciation expense will continue to increase as we invest and replace store fixtures in connection with the implementation of our shop strategy.

Restructuring and Management Transition

The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Supply chain	$3	$16	$19	$31
Catalog and catalog outlet stores	-	30	-	34
Home office and stores	4	12	105	17
Software and systems	-	-	36	-
Store fixtures	18	-	60	-
Management transition	6	27	36	29
Voluntary early retirement program (VERP)	-	179	-	179
Other	3	1	13	7
Total	$34	$265	$269	$297

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, during the three months ended October 27, 2012 and October 29, 2011, we recorded charges of $3 million and $16 million, respectively, related to increased depreciation, termination benefits and unit closing costs. During the nine months ended October 27, 2012 and October 29, 2011, we recorded charges of $19 million and $31 million, respectively. This program was completed during the third quarter of 2012.

Catalog and catalog outlet stores

In the third quarter of 2011, we sold the assets related to the operations of our catalog outlet stores.  We sold fixed assets and inventory with combined net book values of approximately $31 million, for a total purchase price of $7 million, which resulted in a loss of $24 million.  During the three and nine months ended October 29, 2011, we recorded $6 million and $10 million, respectively, of severance costs related to the sale of our outlet stores. This restructuring activity was completed in 2011.

Home office and stores

During the three months ended October 27, 2012 and October 29, 2011, we recorded $4 million and $12 million, respectively, of net charges associated with employee termination benefits for actions to reduce our store and home office expenses.  During the third quarter of 2012, when substantially all employee exits were completed, we recorded a net curtailment gain of $7 million (see Note 9).  The net curtailment gain was more than offset by charges associated with employee termination benefits of $11 million.  During the nine months ended October 27, 2012 and October 29, 2011, we recorded net charges of $105 million and $17 million, respectively.  For the remainder of 2012 we do not anticipate incurring significant charges related to this restructuring activity.

Software and systems

During the nine months ended October 27, 2012, we recorded a charge of $36 million related to the disposal of software and systems that based on our evaluation no longer support our new strategy.  Included in this amount is $3 million of consulting fees related to that evaluation.

Store fixtures

During the three months ended October 27, 2012, we recorded $11 million of charges related to the removal of store fixtures in our department stores. In addition, we recorded $7 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that are expected to be replaced throughout 2013 with the build out of additional shops.  During the nine months ended October 27, 2012, we recorded charges of $60 million related to the write-off and increased depreciation for store fixtures that were replaced or are expected to be replaced with the new store shop fixtures.  As we continue to design and implement new shops in conjunction with our efforts to re-organize our department stores, we anticipate additional store fixture write-offs and increased depreciation.

Management transition

We implemented several changes within our management leadership team that resulted in management transition costs of $36 million and $29 million for the nine months ended October 27, 2012 and October 29, 2011, respectively, for both incoming and outgoing members of management.

VERP

As a part of several restructuring and cost-savings initiatives designed to reduce salary and related costs across the Company, in the third quarter of 2011 we incurred a total charge of $179 million related to the VERP.  Charges included $176 million related to enhanced retirement benefits for the approximately 4,000 employees who accepted the VERP, $1 million related to curtailment charges for our non-qualified supplemental pension plans as a result of the reduction in the expected years of future service related to these plans, and $2 million of costs associated with administering the VERP.  This restructuring activity was completed in 2011.

Other

During the three months ended October 27, 2012 and October 29, 2011, we recorded miscellaneous restructuring charges of $3 million and $1 million, respectively.  During the nine months ended October 27, 2012 and October 29, 2011, we recorded miscellaneous restructuring charges of $13 million and $7 million, respectively.  These charges were primarily related to the exit of our specialty websites CLADTM and Gifting GraceTM  and the closure of our Pittsburgh, Pennsylvania customer call center.

Real Estate and Other, Net

Real estate and other consists of ongoing operating income from our real estate subsidiaries whose investments are in REITs, as well as investments in nine joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits.  The composition of real estate and other, net was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Gain on sale or redemption of non-operating assets, net:
Redemption of Simon Property Group, L.P. (SPG) REIT units	$-	$-	$(200)	$-
Sale of CBL & Associates Properties, Inc. (CBL) REIT shares	(15)	-	(15)	-
Sale of leveraged lease assets	(28)	-	(28)	-
Sale of investments in joint ventures	(151)	-	(151)	-
Sale of building	(3)	-	(3)	-
Net gain on sale or redemption of non-operating assets	(197)	-	(397)	-
Dividend income from REITs	(1)	(2)	(6)	(6)
Investment income from joint ventures	(3)	(3)	(9)	(10)
Other	4	-	-	(8)
Real estate and other (income)/expense, net	$(197)	$(5)	$(412)	$(24)

As part of our strategy to monetize assets that are not core to our operations, we generated $525 million of cash and recognized a net gain of $397 million from the sale or redemption of several non-operating assets during the second and third quarters of 2012.  The monetization of non-operating assets included the following:

REIT Assets

On July 20, 2012, SPG redeemed two million of our REIT units at a price of $124.00 per unit for a total redemption price of $246 million, net of fees.  As of the market close on July 19, 2012, the SPG REIT units had a fair market value of $158.13 per unit.    In connection with the redemption, we realized a net gain of $200 million determined using the first-in-first-out method for determining the cost of REIT units sold.  Following the transaction, we continue to hold approximately 205,000 REIT units in SPG.

On October 23, 2012, we sold all of our CBL REIT shares at a price of $21.35 per share for a total price of $40 million, net of fees.  In connection with the sale, we realized a net gain of $15 million.

Leveraged Leases

During the third quarter of 2012, we sold all of our leveraged lease assets for $146 million, net of fees. The investments in the leveraged lease assets as of the dates of the sales were $118 million and we recorded a net gain of $28 million.

Joint Ventures

During the third quarter of 2012, we sold our investments in four joint ventures that own regional mall properties for $90 million, resulting in net gains totaling $151 million.  The gain exceeded the cash proceeds as a result of distributions of cash related to refinancing transactions in prior periods that were recorded as net reductions in the carrying amount of the investments. The cumulative net book value of the joint venture investments was a negative $61 million.

Building

During the third quarter of 2012, we sold a building used in our former drugstore operations with a net book value of zero for $3 million resulting in a net gain of $3 million.

Operating Income/(Loss)

For the third quarter of 2012, we reported an operating loss of $156 million compared to an operating loss of $171 million in the prior year corresponding period.  Excluding restructuring and management transition charges, the non-cash impact of our Primary Pension Plan expense and the net gain on the sale of non-operating assets, adjusted operating income/(loss) (non-GAAP) decreased $393 million from operating income of $116 million in the third quarter last year to an operating loss of $277 million in the current period.

For the nine months ended October 27, 2012, we reported an operating loss of $565 million compared to operating income of $71 million in the prior year corresponding period.  Excluding the impact of markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges, the non-cash impact of our Primary Pension Plan expense and the net gain on the sale or redemption of non-operating assets, adjusted operating income/(loss) (non-GAAP) decreased $832 million from operating income of $433 million for the nine months ended October 29, 2011 to an operating loss of $399 million for the nine months ended October 27, 2012.

Net Interest Expense

Net interest expense for the third quarters of 2012 and 2011 was $55 million.  For the nine months ended October 27, 2012, net interest expense was $169 million compared to $170 million in the nine months ended October 29, 2011.

Income Taxes

In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.  The effective income tax rate was (41.7)% and (36.7)% for the third quarters of 2012 and 2011, respectively.  For the nine months ended October 27, 2012 and October 29, 2011, our effective income tax rate was (41.0)% and (34.3)%, respectively.  Our income tax benefit for the nine months ended October 27, 2012 was positively impacted by federal wage tax credits, state law changes, state audit settlements and the sale and redemption of non-operating assets and negatively impacted by the discontinuation of our quarterly dividend.

Liquidity and Capital Resources

The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Nine Months Ended
($ in millions)	October 27,	October 29,
	2012	2011
Cash and cash equivalents	$525	$1,085
Merchandise inventory	3,362	4,376
Property and equipment, net	5,391	5,242

Long-term debt, including capital leases, notes payable and current maturities	2,965	3,102
Stockholders’ equity	3,502	4,522
Total capital	6,467	7,624
Maximum capacity under our credit agreement	1,500	1,250
Cash flow from operating activities	(655)	(133)
Free cash flow (non-GAAP)(1)	(1,321)	(736)
Capital expenditures	580	469
Dividends paid	86	135
Ratios:
Debt-to-total capital(2)	46%	41%
Cash-to-debt(3)	18%	35%

(1)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.
(2)	Long-term debt, including capital leases, note payable and current maturities, divided by total capitalization.
(3)	Cash and cash equivalents divided by long-term debt, including capital leases, note payable and current maturities.

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

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended		Nine Months Ended
($ in millions)	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Net cash provided by/(used in) operating activities (GAAP)	$(48)	$(305)	$(655)	$(133)
Add:
Proceeds from sale of operating assets	-	1	-	1
Less:
Capital expenditures	(341)	(174)	(580)	(469)
Dividends paid, common	-	(43)	(86)	(135)
Free cash flow (non-GAAP)	$(389)	$(521)	$(1,321)	$(736)

Free cash flow for the three months ended October 27, 2012 increased $132 million to an outflow of $389 million compared to an outflow of $521 million in the same period last year.  Free cash flow for the nine months ended October 27, 2012 decreased $585 million to an outflow of $1,321 million compared to an outflow of $736 million in the same period last year.  The decreases  were primarily a result of the decline in sales and resulting use of cash from operating activities during the period as well as an increase in capital expenditures compared to last year.

Operating Activities

While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our transformation strategy.

For the three months ended October 27, 2012, cash flow from operating activities was an outflow of $48 million, a decrease of $257 million compared to an outflow of $305 million during the same period last year. The cash outflow from operations for the quarter was primarily a result of declining sales. The decreased level of operating cash outflow was due primarily to reductions in SG&A expenses and lower levels of merchandise inventory and related merchandise accounts payable.

For the nine months ended October 27, 2012, cash flow from operating activities was an outflow of $655 million, an increase of $522 million compared to an outflow of $133 million during the same period last year. The increased level of operating cash outflow was due primarily to declining sales partially offset by reduced SG&A expenses and lower levels of merchandise inventory and related merchandise account payable.

Merchandise inventory decreased $1,014 million to $3,362 million, or 23.2%, as of the end of the third quarter of 2012 compared to $4,376 million as of the end of the third quarter last year.

Investing Activities

Investing activities for the three and nine months ended October 27, 2012 were cash outflows of $62 million and $64 million, respectively, compared to outflows of $120 million and $415 million for the same periods in 2011.  The decrease in the cash outflow from investing activities was primarily a result of increased capital expenditures offset by proceeds from the sale or redemption of non-operating assets.

Capital expenditures were $341 million and $580 million for the three and nine months ended October 27, 2012, respectively. Capital expenditures during the third quarter of 2012 included furniture and fixtures relating to men’s and women’s jcpTM shops, women’s Liz Claiborne® shops and Men’s Izod® shops that launched on September 1, 2012. Capital expenditures during the second quarter of 2012 included furniture and fixtures relating to men’s and women’s The Original Arizona Jean Co.® shops and Levi’s® shops that launched on August 1, 2012. During the nine months ended October 27, 2012, we opened 78 Sephora inside jcpenney stores and seven new department stores. During the nine months ended October 29, 2011, we opened 77 Sephora inside jcpenney stores, three new department stores and 423 MNG by Mango® and 502 Call it Spring® shops.

In the third quarter of 2012, we received net proceeds of $279 million from the sale of non-operating assets including REIT shares, leveraged lease assets, investments in real estate joint ventures and a building used in our former drugstore operations. In the second quarter of 2012, SPG redeemed two million of our SPG REIT units at a cash price of $124.00 per unit for a total price of $246 million, net of fees.

Capital expenditures for the remainder of 2012 will relate primarily to the investment in our shops inside jcpenney stores and technology improvements. Capital expenditures for the remainder of 2012 are expected to be funded from existing cash and cash equivalent balances and expected cash flow from operations. We anticipate full year 2012 capital expenditures to be approximately $850 million.

Financing Activities

Financing activities for the nine months ended October 27, 2012 were an outflow of $263 million compared to an outflow of $989 million for the same period last year.  On August 1, 2012, we repaid at maturity $230 million principal amount of 9% Notes Due 2012.  Additionally, we made capital lease and financing payments totaling $13 million.  As authorized by the Board, we paid quarterly dividends of $0.20 per share during the first half of 2012 for dividends declared during the fourth quarter of 2011 and the first quarter of 2012.  For the nine months ended October 29, 2011, we paid quarterly dividends of $0.20 per share.  On May 15, 2012, we announced that we had discontinued the quarterly $0.20 per share dividend, resulting in approximately $175 million in annual cash savings.

During the nine months ended October 29, 2011, we completed our share buyback program authorized by the Board of Directors in February 2011.  Through open market transactions we repurchased approximately 24.4 million shares at a cost of $900 million and an average share price of $36.98.  Additionally in June 2011, we received proceeds of $50 million for the sale of a warrant on 7.3 million shares of J. C. Penney Company, Inc. common stock to Ronald B. Johnson.

Cash Flow Outlook

For the remainder of 2012, we believe that our expected cash flow generated from operations, combined with our existing cash and cash equivalents, the savings resulting from the elimination of the dividend and the access to our credit facility will be adequate to fund our capital expenditures and working capital needs.  In accordance with our long-term financing strategy, we may access the capital markets opportunistically.  We may borrow under our credit facility for general corporate purposes including, but not limited to, seasonal working capital needs and to support ongoing letters of credit.

Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our transformation strategy.

2012 Credit Facility

On January 27, 2012, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a revolving credit facility in the amount up to $1,250 million (2012 Credit Facility), which amended and restated the Company’s prior credit agreement entered into in April 2011, with the same syndicate of lenders under the previous agreement, with JPMorgan Chase Bank, N.A., as administrative agent. The 2012 Credit Facility matures on April 29, 2016.  On February 10, 2012, we increased the size of our 2012 Credit Facility to $1,500 million.  The 2012 Credit Facility also includes an accordion feature which enables us to potentially increase the size of our 2012 Credit Facility up to $1,750 million.

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

No borrowings, other than the issuance of standby and import letters of credit totaling $214 million as of the nine months ended October 27, 2012, have been made under the 2012 Credit Facility.  As of October 27, 2012, we had $1,286 million available for borrowing under the 2012 Credit Facility.

Credit Ratings

Our credit ratings and outlook as of November 30, 2012 were as follows:

	Corporate	Long-Term Debt	Outlook
Fitch Ratings	B	B	Negative
Moody’s Investors Service, Inc.	B3	Caa1	Negative
Standard & Poor’s Ratings Services	B-	B-	Stable

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

Contractual Obligations and Commitments

Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2011 Form 10-K.  Our unrecorded contractual obligations related to merchandise have decreased approximately 21% since year end primarily due to the alignment of merchandise inventory levels and mix with our transformation plan.

Inflation

Over the past three years the retail industry has experienced inflationary cost increases.  Inflation impacted our results of operations primarily during the first quarter of 2012 in the sales of our clearance items.  This increase was driven primarily by rising costs for cotton and petroleum based textiles for 2011 holiday and early 2012 spring goods.  Beginning in the second quarter of 2012, these pressures began to ease which continued into the third quarter.  We expect this trend to continue through the end of the year.

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

There were no changes to our critical accounting policies during the nine months ended October 27, 2012.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2011 Form 10-K.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 2 to the unaudited Interim Consolidated Financial Statements.

Seasonality

While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth fiscal quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our transformation strategy.  The results of operations and cash flows for the nine months ended October 27, 2012 are not necessarily indicative of the results for future quarters or the entire year.

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

These risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, trade restrictions, the impact of changes designed to transform our business, customer acceptance of our new strategies, the impact of cost reduction initiatives, implementation of new systems and platforms, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information and legal and regulatory proceedings. Furthermore, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at October 27, 2012 are similar to those disclosed in the 2011 Form 10-K.

Item 4. Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.    There were no changes in our internal control over financial reporting during the third quarter ended October 27, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Ozenne Derivative Lawsuit

On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and former executives. The Company is a nominal defendant in the suit. The lawsuit alleges breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit seeks damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff could not proceed with his suit because he failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand is not excused. The trial court heard arguments on the Special Exceptions on June 25, 2012, and denied them.  The Company and named individuals have filed a mandamus proceeding in the Fifth District Court of Appeals challenging the trial court’s decision.  In the interim, the parties entered into a Memorandum of Understanding to settle the litigation. The plaintiff is currently engaging in confirmatory discovery. In light of these events, the appellate court has stayed issuance of its decision. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Item 1A. Risk Factors

The risk factors listed below update and supersede the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended July 28, 2012.

The success of our transformation is subject to both the risks affecting our business generally and the inherent difficulties associated with implementing our new strategies.

Our ability to improve our operating results depends upon a significant number of factors, some of which are beyond our control, including:

▪	customer acceptance of our new marketing and merchandise strategies;
▪	our ability to respond to any increased competitive pressures in our industry;
▪	the extent to which our management team has properly understood the dynamics and demands of our market in crafting the transformation;
▪	our ability to achieve profitable sales and to make adjustments in response to changing conditions;
▪	our ability to effectively manage inventory;
▪	the success of our strategic initiatives and cost reduction initiatives;
▪	the time to complete, and cost increases associated with, the Company’s capital improvements;
▪

our ability to respond to any unanticipated changes in expected cash flows, liquidity, cash needs and cash expenditures, including our ability to obtain any additional financing or other liquidity enhancing transactions, if and when needed;

▪	our ability to achieve positive cash flow, particularly during our peak inventory build-ups in advance of principal selling seasons;
▪	our employees’ ability to adapt to our new strategic initiatives and organizational structure;
▪	our management team’s ability to execute our new strategic initiatives in a cost-effective manner;
▪	our ability to access adequate and uninterrupted supply of merchandise from suppliers at expected levels and on acceptable terms; and
▪	general economic conditions.

There is no assurance that we will be able to successfully implement our strategic initiatives, which could have an adverse impact on our results of operations.

Our strategies to transform our business may not achieve the improvements we expect in our operating results.

We are executing a number of strategic initiatives as part of our transformation, including changes in our pricing strategy, corporate branding, marketing, store layout and merchandise assortments.  During this transition period, changes to our pricing and marketing strategies have resulted in a prolonged decline in sales and our results of operations have been significantly below our expectations.  It may take longer than expected or planned to recover from our negative sales trends and operating results, and actual results may be materially less than planned.  As certain of these strategic initiatives such as the Shops and the Street are focused on our approximately 683 largest stores, they may not have the same impact on all of our stores.  We may need to adjust any one or more of these strategic initiatives depending upon our customers’ reactions to and acceptance of these initiatives.  Any changes to our strategies could be substantial, and if implemented, could result in significant additional costs.  Adjustments may also create confusion among our customers, divert management and employees’ attention from other business concerns or otherwise disrupt our business.  There is no assurance that our new pricing, branding, store layout, marketing and merchandising strategies, or any future adjustments to our strategies, will improve our operating results.

We operate in a highly competitive industry that includes significant promotional activity, which could adversely impact our sales and profitability.

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, employees, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses, including the Internet, and other forms of retail commerce. Some competitors are larger than jcpenney, and/or have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products.  Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation and credit availability.  During our transformation, we have shifted away from a promotional strategy and have encountered difficulties in communicating our new pricing policy.  We have experienced, and anticipate that we will continue to experience for at least the foreseeable future, significant competition from promotional activities of our competitors who continue to offer more traditional retail promotions such as sales and coupons.  The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, launches of Internet websites, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

Our sales and operating results depend on our ability to develop merchandise offerings that resonate with our existing customers and help to attract new customers.

Our sales and operating results depend in part on our ability to predict and respond to changes in fashion trends and customer preferences in a timely manner by consistently offering stylish, quality merchandise assortments at competitive prices.  We continuously assess emerging styles and trends and focus on developing a merchandise assortment to meet customer preferences. Even with these efforts, we cannot be certain that we will be able to successfully meet constantly changing customer demands. One of our strategic initiatives is to transform a majority of our stores into a collection of Shops showcasing major apparel and brands.  Our goal is for our transformed merchandise and brand image to expand our customer base while continuing to appeal to our traditional, core customer.  To the extent our predictions regarding our merchandise or the vendors selected for our Shops differ from our customers' preferences, we may be faced with reduced sales and excess inventories for some products and/or missed opportunities for others.  Any sustained failure to identify and respond to emerging trends in lifestyle and customer preferences and buying trends could have an adverse impact on our business.  In addition, merchandise misjudgments may adversely impact the perception or reputation of our Company, which could result in declines in customer loyalty and vendor relationship issues, and ultimately have a material adverse effect on our business, financial condition and results of operations.

Our ability to increase sales and store productivity is largely dependent upon our ability to increase customer traffic.

Customer traffic depends upon our ability to successfully market compelling merchandise assortments as well as present an appealing shopping environment and experience to existing customers and new customers. In the first year of our transformation, our store customer traffic has significantly decreased compared to the prior year.  As part of the re-imagination of our stores, we are changing our merchandise assortment, building new Shops and creating the Street in a majority of our stores.  These changes are designed to increase customer traffic and the amount of time that our customers spend in our stores.  There can be no assurance that our efforts to increase customer traffic and visit time in our stores will be successful or will result in increased sales. We may need to respond to any declines in customer traffic by increasing markdowns or changing marketing strategies to attract customers to our stores, which could adversely impact our gross margins, operating results and cash flows from operating activities.

If we are unable to manage our inventory effectively, our gross margins could be adversely affected.

Our profitability depends upon our ability to manage appropriate inventory levels and respond quickly to shifts in consumer demand patterns. We must properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand and effectively managing pricing and markdowns.  If we overestimate customer demand for our merchandise, we will likely need to record inventory markdowns and move the excess inventory to be sold at clearance prices which would negatively impact our gross margins and operating results.  If we underestimate customer demand for our merchandise, we may experience inventory shortages which may result in missed sales opportunities and have a negative impact on customer loyalty.

The implementation of our new store layout may result in reduced sales or profitability.

Our new store layout is focused on presenting a streamlined visual display for our customers.  A number of strategic initiatives related to our store layout have the effect of reducing the amount of merchandise displayed in our stores.  Our Shops initiative showcases a curated selection of merchandise, which will require us to promptly replenish inventory and maintain the Shops’ distinctive, organized appearance.  Our Street initiative will devote significant space to customer experiences, which will decrease the square footage allocated to merchandise in our stores.  During the transformation, a portion of our stores will be under construction, which could also reduce the amount of space available to display merchandise and have an adverse impact on our appealing shopping environment. There is no assurance that the execution of strategies to transform our new store layout will result in increased sales or profitability.

The failure to retain, attract and motivate our employees, including employees in key positions, could have an adverse impact on our results of operations.

Our results depend on the contributions of our employees, including our senior management team and other key employees. This depends to a great extent on our ability to retain, attract and motivate talented employees throughout the organization, many of whom, particularly in the stores, are in entry level or part-time positions with historically high rates of turnover.  The transformational changes to our business model will require new competencies in some positions, which may be difficult to obtain at a reasonable cost, if at all.  Our ability to meet our changing labor needs while controlling our costs is also subject to external factors such as unemployment levels, competing wages and potential union organizing efforts.  Because of our lower than expected operating results during this transition year, we have not generally paid bonuses in the first three quarters of the year, and salary increases and incentive compensation opportunities could be limited.  Any prolonged inability to provide salary increases or incentive compensation opportunities during our transformation could have an adverse impact on our ability to attract, retain and motivate our employees.  If we are unable to retain, attract and motivate talented employees with the appropriate skill sets for our new business model, or if the changes to our organizational structure or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role in our senior management could have a material adverse effect on our business.

The reduction and restructuring of our workforce may adversely impact our operating efficiency.

As part of our cost reduction initiatives, we have significantly reduced our corporate and operations headcount, including management level employees, and distribution and field employees. These reductions, combined with our voluntary early retirement plan initiated in 2011 and voluntary departures of employees, have resulted in a substantial amount of turnover of officers and line managers with specific knowledge relating to us, our operations and our industry that could be difficult to replace.  We now operate with significantly fewer individuals who have assumed additional duties and responsibilities and we could have additional workforce reductions in the future.  In addition, our business has shifted towards a decentralized management structure that distributes significant control and decision-making powers among our senior management team and other key employees, some of whom are located in satellite offices.  These workforce changes may negatively impact communication, morale, management cohesiveness and effective decision-making, which could have an adverse impact on our operating efficiency.

Actions taken under our cost reduction initiatives may not produce the savings expected.

As part of our transformation, we have implemented cost reduction initiatives, including significant workforce reductions, significant reductions in projected marketing spend and other cost and spend reductions.  We have forecasted substantial cost savings from these initiatives based on a number of assumptions and expectations which, if achieved, would improve our profitability and cash flows from operating activities.  There can be no assurance that actual results achieved will not vary materially from what we have assumed and forecasted, which could have a material adverse impact on our results of operations, liquidity and financial position.

We must protect against security breaches or other disclosures of private data of our customers as well as of our employees and other third parties.

As part of our normal operations, we receive and maintain personal information about our customers, our employees and other third parties.  The confidentiality of all of our internal private data must at all times be protected against security breaches or other disclosure.  We have systems and processes in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities.  Despite our safeguards and security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches or inadvertent data disclosure by third parties or us.  Any failure to protect the confidential data of our customers or of our employees or other third parties could materially damage our brand and reputation as well as result in significant damage claims, any of which could have a material adverse impact on our business and results of operations.

Our operations are dependent on information technology systems; disruptions in those systems or increased costs relating to their implementation could have an adverse impact on our results of operations.

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

In July 2012, we announced plans to implement an integrated suite of products from a third party vendor to simplify our processes and reduce our use of customized existing legacy systems.  Implementing new systems carries substantial risk, including implementation delays, cost overruns, disruption of operations, potential loss of data or information, lower customer satisfaction resulting in lost customers or sales, inability to deliver merchandise to our stores or our customers, and the potential inability to meet reporting requirements.  There can be no assurances that we will successfully launch the new systems as planned, that the new systems will perform as expected or that the new systems will be implemented without disruptions to our operations, any of which may cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible.

We also outsource various information technology (IT) functions to third party service providers and may outsource other functions in the future.  We rely on those third party service providers to provide services on a timely and effective basis and their failure to perform as expected or as required by contract could result in disruptions and costs to our operations.

We are also implementing other technologies including programs that  enable our employees to provide high quality service to our customers and to provide our customers a better experience, including the use of mobile point-of-service and personal checkout and an enhanced standard point-of-service technology.  We are also implementing radio-frequency identification (RFID) and collaboration technologies to simplify our technology infrastructure and enhance the customer experience.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Our new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, may cost more than the expected costs to implement or the technology might fail altogether.

Disruptions in our Internet website could have an adverse impact on our sales and results of operations.

We sell merchandise over the Internet through our website, www.jcp.com.  Our Internet operations are subject to numerous risks, including rapid technological change and the implementation of new systems and platforms; liability for online content; violations of state or federal laws, including those relating to online privacy; credit card fraud; problems associated with the operation of our website and related support systems; computer viruses; telecommunications failures; electronic break-ins and similar disruptions; and the allocation of inventory between our website and department stores.  The failure of our website to perform could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online, which could have an adverse impact on our sales and results of operations.

Changes in our credit ratings may limit our access to capital markets and adversely affect our liquidity.

The credit rating agencies periodically review our capital structure and the quality and stability of our earnings and recently have lowered their corporate credit ratings for the Company.  These downgrades, and any future downgrades, to our long-term credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings.  The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us.  If required, we may not be able to obtain additional financing, on favorable terms or at all.

We cannot assure that our internal and external sources of liquidity will at all times be sufficient for our cash requirements.

We must have sufficient sources of liquidity to fund our working capital requirements, capital improvement plans, service our outstanding indebtedness and finance investment opportunities.  The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, borrowings under our credit facilities, other debt financings and sales of non-operating assets.  Our operating losses during the first year of our transformation have limited our capital resources.  Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured.  Accordingly, we cannot assure that cash flows and other internal and external sources of liquidity will at all times be sufficient for our cash requirements.  If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions seeking to reduce costs, which we cannot assure would be successful.  We cannot assure that any of these actions would be sufficient or available or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business, liquidity and financial position.

Our ability to obtain any additional financing or any refinancing of our debt, if needed at any time, depends upon many factors, including our existing level of indebtedness and restrictions in our debt facilities, historical business performance, financial projections, prospects and creditworthiness and external economic conditions and general liquidity in the credit and capital markets.  Any additional debt, equity or equity-linked financing may require modification of our existing debt agreements, which we cannot assure would be obtainable.  Any additional financing or refinancing could also be at higher costs and require us to satisfy more restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.

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

Our arrangements with our suppliers and vendors may be impacted by our financial results or financial position.

Substantially all of our merchandise suppliers and vendors sell to us on open account purchase terms. There is a risk that our suppliers and vendors could respond to any actual or apparent decrease in or any concern with our financial results or liquidity by requiring or conditioning their sale of merchandise to us on more stringent payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery or other assurances or credit support. There can be no assurance that one or more of our suppliers may not slow or cease merchandise shipments or require or condition their sale or shipment of merchandise on more stringent payment terms. If any of the above circumstances were to occur, our need for additional liquidity in the near term could significantly increase. Such circumstances, if they were to occur, could materially disrupt our supply of merchandise which could have a material adverse effect on our sales, customer satisfaction, cash flows, liquidity and financial position.

Our revolving credit facility limits our borrowing capacity to the value of certain of our assets and contains provisions that could restrict our operations.

Our borrowing capacity under our revolving credit facility varies according to the Company’s inventory levels, accounts receivable and credit card receivables, net of certain reserves.  In the event of any material decrease in the amount of or appraised value of these assets, our borrowing capacity would similarly decrease, which could adversely impact our business and liquidity.

Our revolving credit facility contains customary affirmative and negative covenants and certain restrictions on operations become applicable if our availability falls below certain thresholds.  These covenants could impose significant operating and financial limitations and restrictions on us, including restrictions on our ability to enter into particular transactions and to engage in other actions that we may believe are advisable or necessary for our business.  In addition, the revolving credit facility provides for a springing fixed charge coverage ratio if our availability falls below a specified threshold.

In the event of a default that is not cured or waived within any applicable cure periods, the lenders’ commitment to extend further credit under our revolving credit facility could be terminated, our outstanding obligations could become immediately due and payable, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral, which generally consists of the Company’s inventory, accounts receivable and deposit accounts and cash credited thereto.  If we are unable to borrow under our revolving credit facility, we may not have the necessary cash resources for our operations and, if any event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations or cash collateralize our letters of credit, which would have a material adverse effect on our business, financial condition and liquidity.

We are subject to risks associated with importing merchandise from foreign countries.

A substantial portion of our merchandise is sourced by our vendors and by us outside of the United States. All of our suppliers must comply with our supplier legal compliance program and applicable laws, including consumer and product safety laws. Although we diversify our sourcing and production by country and supplier, the failure of a supplier to produce and deliver our goods on time, to meet our quality standards and adhere to our product safety requirements or to meet the requirements of our supplier compliance program or applicable laws, or our inability to flow merchandise to our stores or through the Internet channel in the right quantities at the right time could adversely affect our profitability and could result in damage to our reputation.

Although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to doing business in foreign markets and importing merchandise from abroad, there can be no assurance that suppliers and other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our results of operations.

We are subject to the various risks of importing merchandise from abroad and purchasing product made in foreign countries, such as

•	potential disruptions in manufacturing, logistics and supply;
•	changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise;
•	strikes and other events affecting delivery;
•	consumer perceptions of the safety of imported merchandise;
•	product compliance with laws and regulations of the destination country;
•	product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful;
•

concerns about human rights, working conditions and other labor rights and conditions and environmental impact in foreign countries where merchandise is produced and raw materials or components are sourced, and changing labor, environmental and other laws in these countries;

•	compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act; and
•	economic, political or other problems in countries from or through which merchandise is imported.

Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, transport capacity and costs, systems issues, problems in third party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory.  A significant amount of merchandise we offer for sale is made in China and accordingly, a revaluation of the Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar, could potentially result in a significant increase in the cost of inventory.  These risks and other factors relating to foreign trade could subject us to liability or hinder our ability to access suitable merchandise on acceptable terms, which could adversely impact our results of operations.

Our Company's growth and profitability depend on the levels of consumer confidence and spending.

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

Our merchandise assortments reflect assumptions regarding expected weather patterns and our profitability depends on our ability to timely deliver seasonally appropriate inventory. Unseasonable or unexpected weather conditions such as warm temperatures during the winter season or prolonged or extreme periods of warm or cold temperatures could render a portion of our inventory incompatible with consumer needs. Extreme weather or natural disasters could also severely hinder our ability to timely deliver seasonally appropriate merchandise, delay capital improvements or cause us to close stores. A reduction in the demand for or supply of our seasonal merchandise could have an adverse effect on our inventory levels, gross margins and results of operations.

Changes in federal, state or local laws and regulations could increase our expenses and adversely affect our results of operations.

Our business is subject to a wide array of laws and regulations. The current political environment, financial reform legislation, the current high level of government intervention and activism, regulatory reform and stockholder activism may result in substantial new regulations and disclosure obligations, which may lead to additional compliance costs as well as the diversion of our management’s time and attention from strategic initiatives.  If we fail to comply with applicable laws and regulations we could be subject to legal risk, including government enforcement action and class action civil litigation that could increase our cost of doing business.  Changes in the regulatory environment regarding topics such as privacy and information security, product safety or environmental protection, including regulations in response to concerns regarding climate change, collective bargaining agreements and health care mandates, among others, could also cause our compliance costs to increase and adversely affect our results of operations.

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

As of November 30, 2012, Pershing Square Capital Management L.P., PS Management GP, LLC and Pershing Square GP, LLC (together "Pershing Square") beneficially owned approximately 17.8% of the outstanding shares of our common stock. Pershing Square has additional economic exposure to approximately 7.3% of the outstanding shares of our common stock under cash-settled total return swaps, bringing their total aggregate economic exposure to approximately 25.1% of the outstanding shares of our common stock. William A. Ackman, Chief Executive Officer of Pershing Square Capital Management, is one of our directors.

As of November 30, 2012, Vornado Realty Trust, Vornado Realty L.P., VNO Fashion LLC, VSPS I L.L.C., Two Penn Plaza REIT, Inc., Two Penn Plaza REIT JP Fashion LLC, CESC H Street LLC, H Street Building Corporation, H Street JP Fashion LLC, Vornado RTR, Inc. and PCJ I Inc. (together "Vornado") beneficially owned approximately 10.7% of the outstanding shares of our common stock. Steven Roth, Chairman of the Board of Trustees of Vornado Realty Trust, is one of our directors.

Together, Pershing Square and Vornado owned approximately 28.5% of our outstanding shares as of October 31, 2012 and had aggregate economic exposure to approximately 35.8% of our outstanding shares. Pershing Square and Vornado have each stated that they intend to consult with each other in connection with their respective investments in our common stock. Pershing Square and Vornado have the ability to materially influence actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. Pershing Square and Vornado also have the ability to materially influence actions to be taken or approved by our Board.

We are party to a stockholder agreement with Pershing Square that, among other things, prohibits Pershing Square from purchasing shares of our common stock and derivative securities whose value is derived from the value of our common stock in excess of 26.1% of the shares of our common stock outstanding and permits Pershing Square to designate one member of our Board of Directors. Pursuant to the stockholder agreement, Pershing Square is able to direct the vote of 15% of the shares of our common stock outstanding and is required to vote the number of any excess shares of our common stock that they beneficially own to be present and voted at stockholder meetings either as recommended by our Board of Directors or in direct proportion to how all other stockholders vote.

In addition, we are party to a stockholder agreement with Vornado that, among other things, prohibits Vornado from purchasing shares of our common stock and derivative securities whose value is derived from the value of our common stock in excess of 15.4% of the shares of our common stock outstanding and permits Vornado to designate one member of our Board of Directors. Pursuant to the stockholder agreement, Vornado is able to direct the vote of 9.9% of the shares of our common stock outstanding and is required to vote the number of any excess shares of our common stock that they beneficially own to be present and voted at stockholder meetings either as recommended by our Board of Directors or in direct proportion to how all other stockholders vote.

Our stock price has been and may continue to be volatile.

The market price of our common stock has fluctuated substantially and may continue to fluctuate significantly. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.  Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities.  Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and have an adverse effect on our business, results of operations and financial condition.  This volatility could affect the price at which you could sell shares of our common stock.

Item 6. Exhibits

Exhibit Index

Incorporated by Reference
Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to February 22, 2012	8-K	001-15274	3.1	2/27/2012
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                J. C. PENNEY COMPANY, INC.

                                                                                                By  /s/ Mark R. Sweeney

                                                                                                Mark R. Sweeney

                                                                                                Senior Vice President and Controller

                                                                                                (Principal Accounting Officer)

Date: December 4, 2012