Form 10-K
period 2013-02-02
J C PENNEY CO INC
filed 2013-03-20
CIK 1166126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 2, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ________________

Commission File Number: 001-15274

J. C. PENNEY COMPANY, INC.
(Exact name of registrant as specified in its charter)
Delaware		26-0037077
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
6501 Legacy Drive, Plano, Texas 75024-3698
(Address of principal executive offices)
(Zip Code)
(972)-431-1000
(Registrant's telephone number, including area code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation SـT (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10ـK or any amendment to this Form 10ـK.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒          Accelerated filer  ☐          Non-accelerated filer  ☐          Smaller reporting company    ☐

                                                                                              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No    ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (July 28, 2012). $3,570,280,064

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

219,754,016 shares of Common Stock of 50 cents par value, as of March 18, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2013 Proxy Statement	Part III

PART I

Item 1. Business

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

Since our founding by James Cash Penney in 1902, we have grown to be a major retailer, operating 1,104 department stores in 49 states and Puerto Rico as of February 2, 2013. Our fiscal year ends on the Saturday closest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2012 ended on February 2, 2013; fiscal year 2011 ended on January 28, 2012; and fiscal year 2010 ended on January 29, 2011. Fiscal year 2012 consisted of 53 weeks and fiscal years 2011 and 2010 consisted of 52 weeks.

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

Our merchandise mix of total net sales over the last three years was as follows:

	2012	2011	2010
Women’s apparel	23%	25%	24%
Men’s apparel and accessories	21%	20%	20%
Home	12%	15%	18%
Women’s accessories, including Sephora	13%	12%	12%
Children’s apparel	12%	12%	11%
Family footwear	7%	7%	7%
Fine jewelry	7%	4%	4%
Services and other	5%	5%	4%
	100%	100%	100%

Business Strategy

At the beginning of 2012, we announced our plans to become America’s favorite store by creating a specialty department store experience.  During our first year of transformation, we focused on building a new foundation for the future by reimagining all aspects of our business, including product, presentation, pricing and promotion.

We are making substantial changes in our merchandise and continue to edit and introduce more global brands into our merchandise assortment.  We are re-organizing our department stores into separately curated unique specialty stores known as The Shops.  The Shops will be organized around a pathway through our stores known as The StreetTM, a bold new interface for retail, which includes places to relax, refresh, engage and check out.  The Street will surround The SquareTM, a dynamic seasonal space that will provide engaging experiences for our customers.  Our pricing strategy is founded on providing merchandise at low everyday prices and delivering even more exciting value through sales, promotions and rewards.

During the first year of transformation we opened shops under the Levi's ®, Izod®, Liz Claiborne®, The Original Arizona Jean Co.®, and jcp™ brands.  We also opened 78 Sephora inside jcpenney stores, bringing the total to 386.

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

Trademarks

The jcpenney®, Fair and SquareTM, jcp®, monet®, Liz Claiborne®, Okie Dokie®, Worthington®, a.n.a®, St. John’s Bay®, The Original Arizona Jean Company®, Ambrielle®, Decree®, Linden Street™, Stafford®, J. Ferrar®, jcpenney Home Collection® and Studio by jcpenney Home Collection® trademarks, as well as certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We consider our marks and the accompanying name recognition to be valuable to our business.

Website Availability

We maintain an Internet website at www.jcp.com and make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments to those reports, as soon as reasonably practicable after the materials are electronically filed with or furnished to the Securities and Exchange Commission. In addition, our website provides press releases, access to webcasts of management presentations and other materials useful in evaluating our Company.

Suppliers

We have a diversified supplier base, both domestic and foreign, and are not dependent to any significant degree on any single supplier. We purchase our merchandise from over 2,500 domestic and foreign suppliers, many of which have done business with us for many years. In addition to our Plano, Texas home office, we, through our international purchasing subsidiary, maintained buying and quality assurance offices in 12 foreign countries as of February 2, 2013.

Employment

The Company and its consolidated subsidiaries employed approximately 116,000 full-time and part-time employees as of February 2, 2013.

Environmental Matters

Environmental protection requirements did not have a material effect upon our operations during 2012. It is possible that compliance with such requirements (including any new requirements) would lengthen lead time in expansion or renovation plans and increase construction costs, and therefore operating costs, due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As of February 2, 2013, we estimated our total potential environmental liabilities to range from $30 million to $36 million and recorded our best estimate of $30 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Executive Officers of the Registrant

The following is a list, as of March 5, 2013, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP.  There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age
Ronald B. Johnson	Chief Executive Officer	54
Michael W. Kramer	Chief Operating Officer	48
Daniel E. Walker	Chief Talent Officer	62
Kenneth H. Hannah	Executive Vice President and Chief Financial Officer	44
Janet Dhillon	Executive Vice President, General Counsel and Secretary	50
Mark R. Sweeney	Senior Vice President and Controller	51

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

Mr. Hannah has served as Executive Vice President and Chief Financial Officer since May 2012.  Prior to joining the Company, he was Executive Vice President and President-Solar Energy of MEMC Electronic Materials, Inc. and had previously served as Executive Vice President and President-Solar Materials from 2009 to 2012 and Senior Vice President and Chief Financial Officer from 2006 to 2009.  Mr. Hannah previously held key financial leadership positions at The Home Depot, Inc., The Boeing Company and General Electric Company.  He has served as a director of JCP since 2012.

Ms. Dhillon has served as Executive Vice President, General Counsel and Secretary of the Company since 2009. Prior to joining the Company, she served as Senior Vice President and General Counsel and Chief Compliance Officer of US Airways Group, Inc. and US Airways, Inc. from 2006 to 2009. Ms. Dhillon joined US Airways, Inc. in 2004 as Managing Director and Associate General Counsel and served as Vice President and Deputy General Counsel of US Airways Group, Inc. and US Airways, Inc. from 2005 to 2006. Ms. Dhillon was with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1991 to 2004. She has served as a director of JCP since 2009.

Mr. Sweeney has served as Senior Vice President and Controller since September 2012. Prior to joining the Company, he was Vice President and Operational Controller of General Electric Company from 2008 to 2012. He previously served as Chief Financial Officer of GE-Hitachi Nuclear Energy, LLC from 2004 to 2008 and Global Controller of General Electric’s Energy Division from 1997 to 2004. Prior to joining General Electric, Mr. Sweeney held financial leadership positions with PepsiCo, Inc. from 1995 to 1997 and previously was a senior manager with KPMG LLP.

Item 1A. Risk Factors

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

Our ability to improve our operating results depends upon a significant number of factors, some of which are beyond our control, including:

•	customer acceptance of our marketing and merchandise strategies;
•	our ability to respond to any increased competitive pressures in our industry;
•	the extent to which our management team has properly understood the dynamics and demands of our market in crafting the transformation;
•	our ability to achieve profitable sales and to make adjustments in response to changing conditions;
•	our ability to effectively manage inventory;
•	the success of our strategic initiatives and cost reduction initiatives;
•	the time to complete, and cost increases associated with, the Company’s capital improvements;
•

our ability to respond to any unanticipated changes in expected cash flows, liquidity, cash needs and cash expenditures, including our ability to obtain any additional financing or other liquidity enhancing transactions, if and when needed;

•	our ability to achieve positive cash flow, particularly during our peak inventory build-ups in advance of principal selling seasons;
•	our employees’ ability to adapt to our new strategic initiatives and organizational structure;
•	our management team’s ability to execute our new strategic initiatives in a cost-effective manner;
•	our ability to access adequate and uninterrupted supply of merchandise from suppliers at expected levels and on acceptable terms; and
•	general economic conditions.

There is no assurance that we will be able to successfully implement our strategic initiatives, which could have an adverse impact on our results of operations.

Our strategies to transform our business may not achieve the improvements we expect in our operating results.

We are executing a number of strategic initiatives as part of our transformation, including changes in our pricing strategy, corporate branding, marketing, store layout and merchandise assortments.  During this transition period, changes to our pricing and marketing strategies have resulted in a prolonged decline in sales and our results of operations have been significantly below our expectations.  It may take longer than expected or planned to recover from our negative sales trends and operating results, and actual results may be materially less than planned.  As certain of these strategic initiatives such as the Shops and the Street are focused on our largest stores, they may not have the same impact on all of our stores.  We may need to adjust any one or more of these strategic initiatives depending upon our customers’ reactions to and acceptance of these initiatives.  Any changes to our strategies could be substantial, and if implemented, could result in significant additional costs.  Adjustments may also create confusion among our customers, divert management and employees’ attention from other business concerns or otherwise disrupt our business.  There is no assurance that our pricing, branding, store layout, marketing and merchandising strategies, or any future adjustments to our strategies, will improve our operating results.

We operate in a highly competitive industry that includes significant promotional activity, which could adversely impact our sales and profitability.

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, employees, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses, including the Internet, and other forms of retail commerce. Some competitors are larger than jcpenney, and/or have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products.  Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation and credit availability.  During the first year of our transformation, we discontinued our former promotional strategy and encountered difficulties in communicating our value proposition.  Although we have re-introduced certain promotional activities, there can be no assurance that increased promotional activity will result in increased sales and profitability.  We have experienced, and anticipate that we will continue to experience for at least the foreseeable future, significant competition from promotional activities of our competitors.  The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, launches of Internet websites, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

Our sales and operating results depend on our ability to develop merchandise offerings that resonate with our existing customers and help to attract new customers.

Our sales and operating results depend in part on our ability to predict and respond to changes in fashion trends and customer preferences in a timely manner by consistently offering stylish, quality merchandise assortments at competitive prices.  We continuously assess emerging styles and trends and focus on developing a merchandise assortment to meet customer preferences. Even with these efforts, we cannot be certain that we will be able to successfully meet constantly changing customer demands. One of our strategic initiatives is to transform our largest stores into a collection of Shops showcasing major apparel and brands.  Our goal is for our transformed merchandise and brand image to expand our customer base while continuing to appeal to our traditional, core customer.  To the extent our predictions regarding our merchandise or the vendors selected for our Shops differ from our customers’ preferences, we may be faced with reduced sales and excess inventories for some products and/or missed opportunities for others.  Any sustained failure to identify and respond to emerging trends in lifestyle and customer preferences and buying trends could have an adverse impact on our business.  In addition, merchandise misjudgments may adversely impact the perception or reputation of our Company, which could result in declines in customer loyalty and vendor relationship issues, and ultimately have a material adverse effect on our business, financial condition and results of operations.

Our ability to increase sales and store productivity is largely dependent upon our ability to increase customer traffic.

Customer traffic depends upon our ability to successfully market compelling merchandise assortments as well as present an appealing shopping environment and experience to existing customers and new customers. In the first year of our transformation, our store customer traffic significantly decreased compared to the prior year.  As part of the re-imagination of our stores, we are changing our merchandise assortment, building new Shops and creating the Street in our largest stores.  These changes are designed to increase customer traffic and the amount of time that our customers spend in our stores.  There can be no assurance that our efforts to increase customer traffic and visit time in our stores will be successful or will result in increased sales. We may need to respond to any declines in customer traffic by increasing markdowns or changing marketing strategies to attract customers to our stores, which could adversely impact our gross margins, operating results and cash flows from operating activities.

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

We must have sufficient sources of liquidity to fund our working capital requirements, capital improvement plans, service our outstanding indebtedness and finance investment opportunities.  The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, borrowings under our credit facilities, other debt financings and sales of non-operating assets.  Our operating losses during the first year of our transformation have limited our capital resources.  Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured.  In addition, we are seeking a declaratory judgment that we are not in breach of our Indenture dated April 1, 1994, which if decided unfavorably, could have an adverse impact on our liquidity. See “Risk Factors – Legal and regulatory proceedings could have an adverse impact on our results of operations”  Accordingly, we cannot assure that cash flows and other internal and external sources of liquidity will at all times be sufficient for our cash requirements.  If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions seeking to reduce costs, which we cannot assure would be successful.  We cannot assure that any of these actions would be sufficient or available or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business, liquidity and financial position.

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

Our results depend on the contributions of our employees, including our senior management team and other key employees. This depends to a great extent on our ability to retain, attract and motivate talented employees throughout the organization, many of whom, particularly in the stores, are in entry level or part-time positions with historically high rates of turnover.  The transformational changes to our business model will require new competencies in some positions, which may be difficult to obtain at a reasonable cost, if at all.  Our ability to meet our changing labor needs while controlling our costs is also subject to external factors such as unemployment levels, competing wages and potential union organizing efforts.  Because of our lower than expected operating results during the first year of our transformation, we have not generally paid bonuses, and salary increases and incentive compensation opportunities could be limited.  Any prolonged inability to provide salary increases or incentive compensation opportunities during our transformation could have an adverse impact on our ability to attract, retain and motivate our employees.  If we are unable to retain, attract and motivate talented employees with the appropriate skill sets for our new business model, or if the changes to our organizational structure or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role in our senior management could have a material adverse effect on our business.

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

In July 2012, we announced plans to implement an integrated suite of products from a third party vendor to simplify our processes and reduce our use of customized existing legacy systems.  We expect to implement the initial phase of these systems in May 2013.  Implementing new systems carries substantial risk, including implementation delays, cost overruns, disruption of operations, potential loss of data or information, lower customer satisfaction resulting in lost customers or sales, inability to deliver merchandise to our stores or our customers, and the potential inability to meet reporting requirements.  There can be no assurances that we will successfully launch the new systems as planned, that the new systems will perform as expected or that the new systems will be implemented without disruptions to our operations, any of which may cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible.

We also outsource various information technology functions to third party service providers and may outsource other functions in the future.  We rely on those third party service providers to provide services on a timely and effective basis and their failure to perform as expected or as required by contract could result in disruptions and costs to our operations.

We are also implementing other technologies including programs that enable our employees to provide high quality service to our customers and to provide our customers a better experience, including the use of mobile point-of-service and an enhanced standard point-of-service technology. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Our new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, may cost more than the expected costs to implement or the technology might fail altogether.

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

The credit rating agencies periodically review our capital structure and the quality and stability of our earnings, as a result of which we have experienced multiple corporate credit ratings downgrades.  These downgrades, and any future downgrades, to our long-term credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings.  The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us.  If required, we may not be able to obtain additional financing, on favorable terms or at all.

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

Substantially all of our merchandise suppliers and vendors sell to us on open account purchase terms. There is a risk that our suppliers and vendors could respond to any actual or apparent decrease in or any concern with our financial results or liquidity by requiring or conditioning their sale of merchandise to us on more stringent payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery or other assurances or credit support or by choosing not to sell merchandise to us at all. There can be no assurance that one or more of our suppliers may not slow or cease merchandise shipments or require or condition their sale or shipment of merchandise on more stringent payment terms. If any of the above circumstances were to occur, our need for additional liquidity in the near term could significantly increase. Such circumstances, if they were to occur, could materially disrupt our supply of merchandise which could have a material adverse effect on our sales, customer satisfaction, cash flows, liquidity and financial position.

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

Operating results and cash flows at the store level may cause us to incur asset impairment charges.

Long-lived assets, primarily property and equipment, are reviewed at the store level at least annually for impairment, or whenever changes in circumstances indicate that a full recovery of net asset values through future cash flows is in question.  Our impairment review requires us to make estimates and projections regarding, but not limited to, sales, operating profit and future cash flows.  If these estimates or projections change or prove incorrect, we may be required to record asset impairment charges on certain store locations and other property and equipment.  In fiscal 2012, we began shifting our business model from a promotional department store to a specialty department store and our sales and operating profit declined significantly.  If our operating performance begins to reflect a sustained decline and actual results are not consistent with our estimates and projections, we may be exposed to significant asset impairment charges in the future, which could be material to our results of operations.

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

Our Company’s growth and profitability depend on the levels of consumer confidence and spending.

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

On February 4, 2013, we received a purported notice of default from a law firm (Bondholders’ Counsel) claiming to represent certain holders of our 7.4% Debentures due 2037 (the Debentures) issued under an Indenture dated April 1, 1994 (the Indenture).  The notice of default asserted that the Company violated the equal and ratable lien covenant in the Indenture by entering into our revolving credit agreement and granting a lien on our inventory.  We do not believe that the notice of default was valid and are seeking injunctive relief and a declaratory judgment that the Company is not in breach of the Indenture.  As of March 5, 2013, approximately $326 million in principal amount of the Debentures was outstanding.  On March 18, 2013, Bondholders’ Counsel withdrew its notice of default.

As of March 5, 2013, approximately $2.868 billion of long-term debt was outstanding under the Company's indentures.   If the Company were to be found to be in breach of an indenture and such breach is not timely cured, then holders of a certain percentage of such debt instruments may declare such obligations immediately due and payable.  If outstanding debt instruments are, or are permitted to be, declared due and payable prior to their scheduled maturity, such event could constitute an event of default under our credit facility.  If any debt outstanding under our indentures is declared due and payable or an event of default occurs under our credit facility, there is no assurance that we would have the cash resources available to repay such accelerated obligations, which would have a material adverse effect on our business, financial condition and liquidity.

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

As of March 5, 2013, Pershing Square Capital Management L.P., PS Management GP, LLC and Pershing Square GP, LLC (together Pershing Square) beneficially owned approximately 17.8% of the outstanding shares of our common stock. Pershing Square has additional economic exposure to approximately 7.3% of the outstanding shares of our common stock under cash-settled total return swaps, bringing their total aggregate economic exposure to approximately 25.1% of the outstanding shares of our common stock. William A. Ackman, Chief Executive Officer of Pershing Square Capital Management, is one of our directors.

As of March 5, 2013, Vornado Realty Trust, Vornado Realty L.P., VNO Fashion LLC, VSPS I L.L.C., Two Penn Plaza REIT, Inc., Two Penn Plaza REIT JP Fashion LLC, CESC H Street LLC, H Street Building Corporation, H Street JP Fashion LLC, Vornado RTR, Inc. and PCJ I Inc. (together Vornado) beneficially owned approximately 6.1% of the outstanding shares of our common stock. Steven Roth, Chairman of the Board of Trustees of Vornado Realty Trust, is one of our directors.

Together, Pershing Square and Vornado owned approximately 23.9% of our outstanding shares as of March 5, 2013 and had aggregate economic exposure to approximately 31.2% of our outstanding shares. Pershing Square and Vornado have each stated that they intend to consult with each other in connection with their respective investments in our common stock. Pershing Square and Vornado have the ability to materially influence actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. Pershing Square and Vornado also have the ability to materially influence actions to be taken or approved by our Board.

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

In addition, we are party to a stockholder agreement with Vornado that, among other things, prohibits Vornado from purchasing shares of our common stock and derivative securities whose value is derived from the value of our common stock in excess of 15.4% of the shares of our common stock outstanding and permits Vornado to designate one member of our Board of Directors.  Pursuant to the stockholder agreement, Vornado may vote the number of shares that it owns up to a maximum of 9.9% of the shares of our common stock outstanding and is required to vote the number of any excess shares of our common stock that they beneficially own to be present and voted at stockholder meetings either as recommended by our Board of Directors or in direct proportion to how all other stockholders vote.

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

The Company’s ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.

In fiscal 2012, the Company incurred a federal net operating loss (NOL) of approximately $1.5 billion of which approximately $284 million is available for carryback.  The remaining NOL carryforward (expiring between 2013 and 2032) is available to offset future taxable income.  Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the amount of taxable income that may be offset if a corporation experiences an ”ownership change” as defined in Section 382 of the Code.  An ownership change occurs when the Company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the Company by more than 50 percentage points (by value) over a rolling three-year period. This is different from a change in beneficial ownership under applicable securities laws.  While the Company expects to be able to realize the total NOL prior to its expiration, if an ownership change occurs the Company’s ability to use the NOL to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income generated by the Company in future periods.  There is no assurance that the Company will be able to fully utilize the NOL and the Company could be required to record a valuation allowance related to the amount of the NOL that may not be realized, which could impact the Company’s net results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At February 2, 2013, we operated 1,104 department stores throughout the continental United States, Alaska and Puerto Rico, of which 429 were owned, including 123 stores located on ground leases. The following table lists the number of stores operating by state as of February 2, 2013:

Alabama	22		Maine	6	Oklahoma	19
Alaska	1		Maryland	19	Oregon	14
Arizona	22		Massachusetts	13	Pennsylvania	43
Arkansas	16		Michigan	43	Rhode Island	3
California	80		Minnesota	26	South Carolina	18
Colorado	22		Mississippi	18	South Dakota	8
Connecticut	10		Missouri	26	Tennessee	26
Delaware	3		Montana	9	Texas	94
Florida	59		Nebraska	11	Utah	9
Georgia	30		Nevada	7	Vermont	6
Idaho	9		New Hampshire	9	Virginia	28
Illinois	41		New Jersey	17	Washington	24
Indiana	30		New Mexico	10	West Virginia	9
Iowa	19		New York	43	Wisconsin	22
Kansas	19		North Carolina	36	Wyoming	5
Kentucky	22		North Dakota	8	Puerto Rico	7
Louisiana	16		Ohio	47
Total square feet	111.6	million

At February 2, 2013, our supply chain network operated 24 facilities at 15 locations, of which nine were owned, with multiple types of distribution activities housed in certain owned locations. Our network includes 11 store merchandise distribution centers, five regional warehouses, four jcp.com fulfillment centers and four furniture distribution centers as indicated in the following table:

		Square Footage
Facility / Location	Leased/Owned	(in thousands)
Store Merchandise Distribution Centers
Forest Park, Georgia	Owned	530
Buena Park, California	Owned	543
Cedar Hill, Texas	Leased	433
Columbus, Ohio	Owned	386
Lakeland, Florida	Leased	360
Lenexa, Kansas	Owned	322
Manchester, Connecticut	Owned	898
Wauwatosa, Wisconsin	Owned	507
Spanish Fork, Utah	Leased	400
Statesville, North Carolina	Owned	313
Sumner, Washington	Leased	350
Total store merchandise distribution centers		5,042

Regional Warehouses
Haslet, Texas	Owned	1,063
Forest Park, Georgia	Owned	427
Buena Park, California	Owned	146
Lathrop, California	Leased	436
Statesville, North Carolina	Owned	131
Total regional warehouses		2,203

jcp.com Fulfillment Centers
Columbus, Ohio	Owned	1,516
Lenexa, Kansas	Owned	1,622
Manchester, Connecticut(1)	Owned	888
Reno, Nevada	Owned	1,660
Total jcp.com fulfillment centers		5,686

Furniture Distribution Centers
Forest Park, Georgia	Owned	343
Chino, California	Leased	325
Manchester, Connecticut	Owned	291
Wauwatosa, Wisconsin	Owned	592
Total furniture distribution centers		1,551
Total supply chain network		14,482

(1) As of February 2, 2013, this portion of the facility was not operating.

We also own our home office facility in Plano, Texas, and approximately 240 acres of property adjacent to the facility.

Item 3. Legal Proceedings

Bond Litigation

On February 4, 2013, the Company received a letter (the Letter) from counsel (Bondholders’ Counsel) for certain holders of the Company’s 7.4% Debentures issued under an Indenture dated April 1, 1994 (the Indenture), purporting to be a Notice of Default under the Indenture.  The Company believes that the Letter does not constitute a valid Notice of Default and filed suit on February 4, 2013, in Delaware Chancery Court against U.S. Bank National Association, as Indenture Trustee under the Indenture.  The Company is seeking injunctive relief to prevent the Indenture Trustee from declaring an event of default and from taking any action based on such purported breach.  The Company is also asking the Court to affirm that the Company is not in breach of the Indenture.  The Company intends to vigorously seek the requested relief from the Court.  On March 18, 2013, the Court ordered a hearing on the Company’s motions for summary judgment and the Company’s application for a preliminary injunction during the week of April 1.  Immediately after the hearing, the Company received a withdrawal of the notice of default from Bondholders’ Counsel.

Macy’s Litigation

On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011.  The Plaintiffs seek primarily to prevent the Company from implementing our partnership agreement with MSLO as it relates to products in the bedding, bath, kitchen and cookware categories.  The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013.  On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 18, 2013, was 28,776.   In addition to common stock, we have authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at February 2, 2013.

The table below sets forth the quoted high and low market prices of our common stock on the NYSE for each quarterly period indicated, the quarter-end closing market price of our common stock, as well as the quarterly cash dividends declared per share of common stock:

Fiscal Year 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Per share: Dividend	$ 0.20	$ -	$ -	$ -
Market price:
High	$ 43.18	$ 36.75	$ 32.55	$ 25.61
Low	$ 32.51	$ 19.06	$ 20.40	$ 15.69
Close	$ 36.72	$ 23.00	$ 25.46	$ 19.88

Fiscal Year 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Per share: Dividend	$ 0.20	$ 0.20	$ 0.20	$ 0.20
Market price:
High	$ 39.24	$ 41.00	$ 34.50	$ 41.86
Low	$ 30.71	$ 29.82	$ 23.44	$ 29.55
Close	$ 38.45	$ 30.76	$ 33.08	$ 41.42

Our Board of Directors (Board) periodically reviews the dividend policy and rate, taking into consideration the overall financial and strategic outlook for our earnings, liquidity and cash flow projections, as well as competitive factors.  On May 15, 2012, we announced that we had discontinued the quarterly $0.20 per share dividend.

Additional information relating to the common stock and preferred stock is included in this Annual Report on Form 10-K in the Consolidated Statements of Stockholders’ Equity and in Note 12 to the consolidated financial statements.

Issuer Purchases of Securities

No repurchases of common stock were made during the fourth quarter of 2012 and no amounts remained authorized for share repurchases as of February 2, 2013.

Five-Year Total Stockholder Return Comparison

The following presentation compares our cumulative stockholder returns for the past five fiscal years with the returns of the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores over the same period. A list of these companies follows the graph below. The graph assumes $100 invested at the closing price of our common stock on the NYSE and each index as of the last trading day of our fiscal year 2007 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day of each fiscal year. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

S&P Department Stores: jcpenney, Dillard’s, Macy’s, Kohl’s, Nordstrom, Sears

	2007	2008	2009	2010	2011	2012
jcpenney	100	36	54	73	95	46
S&P 500	100	61	81	98	103	121
S&P Department Stores	100	47	79	91	102	105

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6. Selected Financial Data

Five-Year Financial Summary

($ in millions, except per share data)	2012		2011	2010	2009	2008
Results for the year
Total net sales	$12,985		$17,260	$17,759	$17,556	$18,486
Sales percent increase/(decrease):
Total net sales	(24.8)%	(1)	(2.8)%	1.2%	(5.0)%	(6.9)%
Comparable store sales(2)	(25.2)%		0.2%	2.5%	(6.3)%	(8.5)%
Operating income/(loss)	(1,310)		(2)	832	663	1,135
As a percent of sales	(10.1)%		(0.0)%	4.7%	3.8%	6.1%
Adjusted operating income/(loss) (non-GAAP)(3)	(939)		536	1,085	961	1,002
As a percent of sales (non-GAAP)(3)	(7.2)%		3.1%	6.1%	5.5%	5.4%
Income/(loss) from continuing operations	(985)		(152)	378	249	567
Adjusted income/(loss) from continuing operations (non-GAAP)(3)	(766)		207	533	433	484

Per common share
Income/(loss) from continuing operations, diluted	$(4.49)		$(0.70)	$1.59	$1.07	$2.54
Adjusted income/(loss) from continuing operations, diluted (non-GAAP)(3)	(3.49)		0.94	2.24	1.86	2.17
Dividends declared(4)	0.20		0.80	0.80	0.80	0.80

Financial position and cash flow
Total assets	$9,781		$11,424	$13,068	$12,609	$12,039
Cash and cash equivalents	930		1,507	2,622	3,011	2,352
Long-term debt, including capital leases, note payable and current maturities	2,982		3,102	3,099	3,392	3,505
Free cash flow (non-GAAP)(3)	(906)		23	158	677	22

(1) Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 25.7%.

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

(4) On May 15, 2012, we announced that we had discontinued the quarterly $0.20 per share dividend.

Five-Year Operations Summary

	2012	2011	2010	2009	2008
Number of department stores:
Beginning of year	1,102	1,106	1,108	1,093	1,067
Openings	9	3	2	17	35
Closings(1)	(7)	(7)	(4)	(2)	(9)
End of year	1,104	1,102	1,106	1,108	1,093
Gross selling space (square feet in millions)	111.6	111.2	111.6	111.7	109.9
Sales per gross square foot(2)	$116	$154	$153	$149	$160
Sales per net selling square foot(2)	$161	$212	$210	$206	$223

Number of the Foundry Big and Tall Supply Co. stores(3)	10	10	-	-	-

(1) Includes relocations of 3,-, -, 1, and 7 respectively.

(2) Calculation includes the sales and square footage of jcpenney department stores that were open for the full fiscal year and sales for jcp.com.

(3) All stores opened during 2011. Gross selling space was 51 thousand square feet as of February 2, 2013 and January 28, 2012.

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

Non-GAAP Measures Excluding Markdowns Related to the Alignment of Inventory with Our New Strategy, Restructuring and Management Transition Charges, the Non-Cash Impact of Our Qualified Defined Benefit Pension Plan Expense and the Net Gain on the Sale or Redemption of Non-Operating Assets

The following non-GAAP financial measures are adjusted to exclude the impact of markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges, the non-cash impact of our qualified defined benefit pension plan (Primary Pension Plan) expense and the net gain on the sale or redemption of non-operating assets.  Unlike other operating expenses, markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges and the net gain on the sale or redemption of non-operating assets are not directly related to our ongoing core business operations. Additionally, Primary Pension Plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges, the non-cash impact of our Primary Pension Plan expense and the net gain on the sale or redemption of non-operating assets on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted net income/(loss); and (3) adjusted diluted earnings/(loss) per share (EPS).

Adjusted Operating Income/(Loss). The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income/(loss),  a  non-GAAP financial measure:

($ in millions)	2012	2011	2010	2009	2008
Operating income/(loss) (GAAP)	$(1,310)	$(2)	$832	$663	$1,135
As a percent of sales	(10.1)%	(0.0)%	4.7%	3.8%	6.1%
Add: markdowns - inventory strategy alignment	155	-	-	-	-
Add: restructuring and management transition charges	298	451	32	-	-
Add/(deduct): primary pension plan expense/(income)	315	87	221	298	(133)
Less: Net gain on sale or redemption of non-operating assets	(397)	-	-	-	-
Adjusted operating income/(loss) (non-GAAP)	$(939)	$536	$1,085	$961	$1,002
As a percent of sales	(7.2)%	3.1%	6.1%	5.5%	5.4%

Adjusted Net Income/(Loss) and Adjusted Diluted EPS from Continuing Operations.    The following table reconciles net income/(loss) and diluted EPS from continuing operations, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS from continuing operations, non-GAAP financial measures:

($ in millions, except per share data)	2012	2011		2010	2009	2008
Income/(loss) from continuing operations (GAAP)	$(985)	$(152)		$378	$249	$567
Diluted EPS from continuing operations (GAAP)	$(4.49)	$(0.70)		$1.59	$1.07	$2.54
Add: markdowns - inventory strategy alignment, net of tax of $60, $-, $-, $- and $-	95	-		-	-	-
Add: restructuring and management transition charges, net of tax of $116, $145, $12, $- and $-	182	306		20	-	-
Add/(deduct): primary pension plan expense/(income), net of tax of $122, $34, $86, $114, and $(50)	193	53		135	184	(83)
Less: Net gain on sale or redemption of non-operating assets, net of tax of $(146), $-, $-, $- and $-	(251)	-		-	-	-
Adjusted income/(loss) from continuing operations (non-GAAP)	$(766)	$207		$533	$433	$484
Adjusted diluted EPS from continuing operations (non-GAAP)	$(3.49)	$0.94	(1)	$2.24	$1.86	$2.17

(1) Weighted average shares–diluted of 220.7 million was used for this calculation as 2011 adjusted income from continuing operations was positive. 3.3 million shares were added to weighted average shares–basic of 217.4 million for assumed dilution for stock options, restricted stock awards and stock warrant.

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

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP measure, to free cash flow, a non-GAAP financial measure.

($ in millions)	2012	2011	2010	2009		2008
Net cash provided by/(used in) operating activities (GAAP)	$(10)	$820	$592	$1,573		$1,156
Less:
Capital expenditures	(810)	(634)	(499)	(600)		(969)
Dividends paid, common stock	(86)	(178)	(189)	(183)		(178)
Tax benefit from pension contribution	-	-	(152)	(126)	(1)	-
Plus:
Discretionary cash pension contribution	-	-	392	-		-
Proceeds from sale of operating assets	-	15	14	13		13
Free cash flow (non-GAAP)	$(906)	$23	$158	$677		$22

(1) Related to the discretionary contribution of $340 million of Company common stock in 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion, which presents our results, should be read in conjunction with the accompanying consolidated financial statements and notes thereto, along with the Five-Year Financial and Operations Summaries, the risk factors and the cautionary statement regarding forward-looking information. Unless otherwise indicated, this Management’s Discussion and Analysis (MD&A) relates only to results from continuing operations, all references to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Executive Overview

2012 was the first year of our multi-year transformation strategy to become America’s favorite store.  We underwent tremendous change as we began shifting our business model from a promotional department store to a specialty department store.  2012 was a difficult year and our sales and operating performance declined significantly.  2012 contained 53 weeks and 2011 and 2010 contained 52 weeks.  Summarized financial performance for 2012 is as follows:

▪

For 2012, sales were $12,985 million, a decrease of 24.8% as compared to 2011.  Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 25.7%. Comparable store sales decreased 25.2% for 2012.

▪

For 2012, gross margin as a percentage of sales was 31.3% compared to 36.0% last year. The decrease in gross margin as a percentage of sales is primarily due to a higher level of clearance merchandise sales and markdowns taken during the year to clear discontinued inventory in preparation for new product and brands being introduced as part of the transformation.

▪	Selling, general and administrative (SG&A) expenses decreased $603 million, or 11.8%, for 2012 as compared to 2011 as we began to realize the benefits from our cost savings initiatives.

▪

Our net loss from continuing operations for 2012 was $985 million, or $4.49 per share, compared to a net loss from continuing operations of $152 million, or $0.70 per share, for 2011 and net income from continuing operations of $378 million, or $1.59 per share, for 2010.  Results for 2012 included $155 million ($95 million after taxes), or $0.43 per share, of markdowns related to the alignment of our inventory with our new strategy; $298 million ($182 million after taxes), or $0.83 per share, of restructuring and management transition charges; $315 million ($193 million after taxes), or $0.88 per share, for the non-cash impact of our qualified defined benefit pension plan (Primary Pension Plan) expense and $397 million ($251 million after taxes), or $1.15 per share, for the net gain on the sale or redemption of non-operating assets.

▪

During the third quarter of 2012, we opened shops under the Levi’s®, The Original Arizona Jean Co., Izod®, Liz Claiborne and jcp brands.  During 2012, we also opened 78 Sephora inside jcpenney stores, bringing the total to 386.

Current Developments

▪

On February 8, 2013, we entered into an amended and restated credit facility in an amount up to $1,850 million.  We may request that the facility be increased by an additional amount up to $400 million.

▪	On March 15, 2013, we opened women’s Joe Fresh® shops in nearly 700 of our department stores.

▪

In March 2013, we began the process of transforming our home department in 505 of our department stores with completion anticipated in May 2013.  We anticipate opening close to 20 shops with brand partners such as Michael Graves, Jonathan Adler and Sir Terence Conran, among others.

Results of Operations

Three-Year Comparison of Operating Performance

(in millions, except per share data)	2012		2011		2010
Total net sales	$12,985		$17,260		$17,759
Percent increase/(decrease) from prior year	(24.8)%	(1)	(2.8)%		1.2%
Comparable store sales increase/(decrease)(2)	(25.2)%		0.2%		2.5%
Gross margin	4,066		6,218		6,960
Operating expenses/(income):
Selling, general and administrative	4,506		5,109		5,358
Pension	353		121		255
Depreciation and amortization	543		518		511
Real estate and other, net	(324)		21		(28)
Restructuring and management transition	298		451		32
Total operating expenses	5,376		6,220		6,128
Operating income/(loss)	(1,310)		(2)		832
As a percent of sales	(10.1)%		(0.0)%		4.7%
Adjusted operating income/(loss) (non-GAAP)(3)	(939)		536		1,085
As a percent of sales	(7.2)%		3.1%		6.1%
Net interest expense	226		227		231
Bond premiums and unamortized costs	-		-		20
Income/(loss) from continuing operations before income taxes	(1,536)		(229)		581
Income tax (benefit)/expense	(551)		(77)		203
Income/(loss) from continuing operations	$(985)		$(152)		$378
Adjusted income/(loss) from continuing operations (non-GAAP)(3)	$(766)		$207		$533
Diluted EPS from continuing operations	$(4.49)		$(0.70)		$1.59
Adjusted diluted EPS from continuing operations (non-GAAP)(3)	$(3.49)		$0.94	(4)	$2.24
Weighted average shares used for diluted EPS	219.2		217.4		238.0

(1) Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 25.7%.

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

(4) Weighted average shares–diluted of 220.7 million was used for this calculation as adjusted income from continuing operations was positive. 3.3 million shares were added to weighted average shares–basic of 217.4 million for assumed dilution for stock options, restricted stock awards and stock warrant.

2012 Compared to 2011

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

	2012		2011
Total net sales (in millions)	$12,985		$17,260
Sales percent increase/(decrease)
Total net sales	(24.8)%	(1)	(2.8)%
Comparable store sales(2)	(25.2)%		0.2%
Sales per gross square foot(3)	$116		$154

(1) Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 25.7%.

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

(3) Calculation includes the sales and square footage of department stores that were open for the full fiscal year, as well as Internet sales.

Total net sales decreased $4,275 million in 2012 compared to 2011. The following table provides the components of the net sales decrease:

($ in millions)	2012
Comparable store sales, including Internet	$(4,303)
Sales for the 53rd week	163
Sales of new (non-comparable) stores, net	11
Sales decline through catalog outlet stores	(146)
2012 total net sales decrease	$(4,275)

In 2012, we completed the first year of our multi-year transformation strategy to become America’s favorite store. We underwent tremendous change as we began shifting our business model from a promotional department store to a specialty department store.  Our first year of our transformation was a difficult year, as our comparable store sales decreased 25.2% in 2012.  Internet sales, which are included in comparable store sales, decreased 33.0%, to $1,023 million. Total net sales decreased 24.8% to $12,985 million compared with $17,260 million in 2011.  The decrease in total net sales includes the impact of our exit from our catalog outlet businesses in October 2011.

Based on a sample of our mall and off-mall stores, our store traffic and conversion rate decreased in 2012 compared to 2011.  Both the number of store transactions and the number of units sold decreased in 2012 as compared to the prior year. Although we sold more items at our everyday prices at a higher average unit retail during 2012, the increase in clearance merchandise sold at a lower average unit retail and the increase in clearance merchandise sold as a percentage of total sales more than offset that benefit.

All merchandise divisions experienced comparable store sales declines in 2012 compared to 2011.  Men’s and women’s apparel experienced the smallest declines while the home division experienced the largest decline.  All geographic regions also experienced comparable store sales declines.   Private brands, including exclusive brands found only at jcpenney, comprised approximately 53% of total merchandise sales for 2012, compared to 55% in 2011.

As we transform substantially more of our selling space and introduce new merchandise and brands to our stores, we expect our sales performance to begin to improve in the future.

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
• warehousing
• sourcing and procurement
• buying and brand development costs including buyers’ salaries and related expenses
• royalties and brand design fees
• merchandise examination
• inspection and testing
• merchandise distribution center expenses
• shipping and handling costs incurred related to sales to customers

($ in millions)	2012	2011
Gross margin	$4,066	$6,218
As a percent of sales	31.3%	36.0%

Gross margin for 2012 was $4,066 million, a decrease of $2,152 million compared to $6,218 million in 2011. Gross margin as a percentage of sales in 2012 was 31.3% compared to 36.0% in 2011. The net 470 basis point decrease resulted from the following:

•	higher margins realized on “everyday value” priced merchandise sales, despite a lower percentage of sales sold as “everyday value” (+240 basis points);
•	lower margins achieved on clearance merchandise sales combined with a greater penetration of clearance sales (-460 basis points);
•	lower margins on services and other activities, which includes the impact of free haircuts and promotionally priced photography services during 2012 (-130 basis points);
•	higher levels of markdowns and inventory reserves related to our new strategy (-70 basis points); and
•	reduced vendor cost concessions in connection with our simplified pricing strategy (-50 basis points).

SG&A Expenses

The following costs are included in SG&A expenses, except if related to merchandise buying, sourcing, warehousing or distribution activities:

• salaries
• marketing
• occupancy and rent
• utilities and maintenance
• information technology
• administrative costs related to our home office, district and regional operations
• credit/debit card fees
• real property, personal property and other taxes (excluding income taxes)

($ in millions)	2012	2011
SG&A	$4,506	$5,109
As a percent of sales	34.7%	29.6%

For 2012, SG&A expenses declined $603 million to $4,506 million compared to $5,109 million in 2011 primarily as a result of our cost savings initiatives.  As a percent of sales, SG&A expenses increased to 34.7% compared to 29.6% in 2011, as we were not able to leverage our expense reductions against lower sales.  The net decrease resulted from the following:

•	reduced salaries and related benefits, including lower incentive compensation (-$386 million);

•	increased income from the jcpenney private label credit card activities which is recorded as a reduction of our SG&A expenses (-$95 million);
•	reduced advertising expenses (-$106 million);
•	reduced costs from the exit from our catalog outlet stores and our specialty websites CLADTM and Gifting GraceTM (-$71 million);
•	increased spending primarily related to enhancing information technology in our stores (+$25 million); and
•	net increase in other miscellaneous items (+$30 million).

Pension Expense

($ in millions)	2012	2011
Primary pension plan expense	$167	$87
Primary pension plan settlement expense	148	-
Total primary pension plan expense	315	87
Supplemental pension plans expense	38	34
Total pension expense	$353	$121

Total pension expense consists of our non-cash Primary Pension Plan expense and our supplemental pension plans expense.  During the third quarter of 2012, as a result of previous actions taken to reduce our workforce, we remeasured our pension plans as of September 30th.  For the Primary Pension Plan, the remeasurement resulted in a reduction of $27 million to our full year 2012 non-cash Primary Pension Plan expense, bringing Primary Pension Plan expense to $167 million, excluding the settlement charge of $148 million incurred during the fourth quarter of 2012.  The decline relates primarily to the decrease in the number of employees accruing benefits under the plan following the reductions in our workforce.  The remeasurement did not materially impact the pension expense for our supplemental pension plans.

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

In September 2012, as a result of a plan amendment, we offered approximately 35,000 participants in the Primary Pension Plan who separated from service and had a deferred vested benefit as of August 31, 2012 the option to receive a lump-sum settlement payment. These participants had until November 30, 2012 to elect to receive the lump-sum settlement payment with the payments made by the Company beginning on December 4, 2012 using assets from the Primary Pension Plan.  As a result of the approximately 25,000 participants who elected the lump-sum settlements, we made payments totaling $439 million from the Primary Pension Plan’s assets and recognized settlement expense of $148 million for unrecognized actuarial losses. We also amended the Primary Pension Plan to allow participants that separate from the Company on or after September 1, 2012 the option of a lump-sum settlement payment from the plan.  The amendment also provided for automatic lump-sum settlement payments for participants with vested balances less than $5,000.

Based on our 2012 year-end measurement of Primary Pension Plan assets and benefit obligations, we expect our 2013 non-cash Primary Pension Plan expense to decrease to $100 million compared to $167 million in 2012, which excludes settlement expense of $148 million.  The decrease in expected Primary Pension Plan expense for 2013 is a result of lower amortization of our actuarial loss due to the lump-sum settlements in 2012, lower service cost due to a decrease in the number of participants accruing benefits and strong asset performance.  These decreases were partially offset by an approximately 60 basis point decrease in our discount rate and a 50 basis point decrease in our assumed expected return on assets.

Depreciation and Amortization Expense

Depreciation and amortization expense in 2012 increased $25 million to $543 million from $518 million in 2011 as a result of our investment in our shops inside our jcpenney department stores in addition to the opening of 9 department stores in 2012.  Depreciation and amortization expense for 2012 excludes $25 million of increased depreciation as a result of shortening the useful lives of store fixtures in our department stores that are expected to be replaced throughout 2013 with the build out of additional shops. This amount is included in the line restructuring and management transition on the Consolidated Statements of Operations.  We anticipate depreciation expense will continue to increase as we invest and replace store fixtures in connection with the implementation of our shop strategy.

Real Estate and Other, Net

Real estate and other consists of ongoing operating income from our real estate subsidiaries whose investments are in real estate investment trusts (REITs), as well as investments in nine joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits.  The composition of real estate and other, net was as follows:

($ in millions)	2012	2011
Gain on sale or redemption of non-operating assets, net
Redemption of Simon Property Group, L.P. (SPG) REIT units	$(200)	$-
Sale of CBL & Associates Properties, Inc. (CBL) REIT shares	(15)	-
Sale of leveraged lease assets	(28)	-
Sale of investment in joint ventures	(151)	-
Sale of building	(3)	-
Net gain on sale or redemption of non-operating assets	(397)	-
Dividend income from REITs	(6)	(10)
Investment income from joint ventures	(11)	(13)
Net gain from sale of operating assets	-	(6)
Store impairments	26	58
Operating asset impairments	60	-
Other	4	(8)
Total expense/(income)	$(324)	$21

Monetization of Non-operating Assets

As part of our strategy to monetize assets that are not core to our operations, we generated $526 million of cash and recognized a net gain of $397 million from the sale or redemption of several non-operating assets during 2012.  The monetization of non-operating assets primarily included the following:

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

Impairments

In 2012, store impairments totaled $26 million and related to 13 underperforming department stores that continued to operate.  In addition, during the fourth quarter of 2012, we wrote off $60 million of store-related operating assets that are no longer being used in our operations.  In 2011, store impairments totaled $58 million and related to eight underperforming department stores of which seven continued to operate.

Restructuring and Management Transition

The composition of restructuring and management transition charges was as follows:

($ in millions)	2012	2011
Supply chain	$19	$41
Catalog and catalog outlet stores	-	34
Home office and stores	109	41
Software and systems	36	-
Store fixtures	78	-
Management transition	41	130
VERP	-	179
Other	15	26
Total	$298	$451

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, during 2012 and 2011, we recorded charges of $19 million and $41 million, respectively, related to increased depreciation, termination benefits and unit closing costs. Increased depreciation resulted from shortening the useful lives of assets related to the closing and consolidating of selected facilities. This restructuring activity was completed during the third quarter of 2012.

Catalog and catalog outlet stores

On October 16, 2011, we sold the assets related to the operations of our catalog outlet stores.    We sold fixed assets and inventory with combined net book values of approximately $31 million, for a total purchase price of $7 million, which resulted in a loss of $24 million.    During 2011, we also recorded $10 million of severance costs related to the sale of our outlet stores. This restructuring activity was completed in 2011.

Home office and stores

During 2012 and 2011, we recorded $109 million and $41 million, respectively, of net charges associated with employee termination benefits for actions to reduce our store and home office expenses.    During the third quarter of 2012, when substantially all employee exits related to 2012 were completed, we recorded a net curtailment gain of $7 million.    The net curtailment gain was more than offset by 2012 charges associated with employee termination benefits of $116  million.

Software and systems

During 2012, we recorded a charge of $36 million related to the disposal of software and systems that based on our evaluation no longer support our new strategy.    Included in this amount is $3 million of consulting fees related to that evaluation.

Store fixtures

During 2012, we recorded $53 million of charges related to the removal of store fixtures in our department stores. In addition, we recorded $25 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that are expected to be replaced throughout 2013 with the build out of additional shops. As we continue to design and implement new shops in conjunction with our efforts to re-organize our department stores, we anticipate additional store fixture write-offs and increased depreciation.

Management transition

During 2012 and 2011, we implemented several changes within our management leadership team that resulted in management transition costs of $41 million and $130 million, respectively, for both incoming and outgoing members of management.  Ronald B. Johnson became Chief Executive Officer on November 1, 2011, succeeding Myron E. Ullman, III. Mr. Ullman was Executive Chairman of the Board of Directors until January 27, 2012, at which time he retired from the Company.  During 2011, we incurred transition charges of $53 million and $29 million related to Mr. Johnson and Mr. Ullman, respectively. In October 2011, Michael R. Francis was appointed President and as part of his employment package, he was awarded a one-time sign-on bonus of $12 million. In November 2011, Michael W. Kramer and Daniel E. Walker were appointed Chief Operating Officer and Chief Talent Officer, respectively, and as part of their respective employment packages, they were awarded one-time sign-on bonuses of $4 million and $8 million, respectively. In 2012 and 2011, we recorded $41 million and $24 million, respectively, of management transition charges related to other members of management.

VERP

As a part of several restructuring and cost-savings initiatives designed to reduce salary and related costs across the Company, in August of 2011 we announced a VERP which was offered to approximately 8,000 eligible associates.  In the third quarter of 2011, we incurred a total charge of $179 million related to the VERP.  Charges included $176 million related to enhanced retirement benefits for the approximately 4,000 employees who accepted the VERP, $1 million related to curtailment charges for our nonـqualified supplemental pension plans as a result of the reduction in the expected years of future service related to these plans, and $2 million of costs associated with administering the VERP.  This restructuring activity was completed in 2011.

Other

During 2012 and 2011, we recorded miscellaneous restructuring charges of $15 million and $26 million, respectively.  These charges were primarily related to the closing and consolidating of facilities related to our custom decorating operations, the exit of our specialty websites CLAD and Gifting Grace and the closure of our Pittsburgh, Pennsylvania customer call center.  These restructuring activities were completed in 2012 and 2011.

Operating Income/(Loss)

For 2012, we reported an operating loss of $1,310 million compared to an operating loss of $2 million in 2011.  Excluding markdowns related to the alignment of inventory with our new strategy, restructuring and management transition charges, the non-cash impact of our Primary Pension Plan expense and the net gain on the sale or redemption of non-operating assets, adjusted operating income/(loss) (non-GAAP) for 2012 was an operating loss of $939 million, a decrease of $1,475 million from operating income of $536 million in 2011.

Net Interest Expense

Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents.  Net interest expense for 2012 was $226 million, a decrease of $1 million from $227 million in 2011.  The decrease relates primarily to lower overall debt outstanding as a result of our $230 million debt repayment in August 2012 at maturity.

Income Taxes

The effective income tax rate was (35.9)% and (33.6)% for 2012 and 2011, respectively.  Our income tax benefit for 2012 was positively impacted by federal wage tax credits, state law changes, state audit settlements and the sale and redemption of non-operating assets and negatively impacted by the discontinuation of our quarterly dividend and a valuation allowance for certain state net operating losses.

2011 Compared to 2010

Total Net Sales

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

In 2011, comparable store sales were essentially flat at 0.2%, or $33 million higher, as we experienced a softer than expected selling environment. Sales of non-comparable stores opened in 2011 and 2010, net of closings, added $11 million. In 2011, we opened three new department stores and closed seven, while in 2010 we opened two new department stores and closed four. As expected, catalog print media and outlet store sales declined during 2011 due to the exit from the catalog and outlet store businesses. Internet sales, which are included in comparable store sales, remained essentially flat at $1.5 billion for 2011 and 2010. All components combined, total net sales decreased $499 million or 2.8% from 2010 to 2011.

During 2011, off-mall traffic increased compared to 2010, while mall traffic declined. In addition, our conversion rates for both mall and off-mall stores were above 2010 levels. Our average unit retail in jcpenney department stores increased slightly compared to the prior year. The number of store transactions increased during the year, while the number of units sold and units per transaction declined. Sales in all geographic regions remained relatively flat in 2011. Based on comparable store sales, our best sales performance was in the southwest region, with the weakest performance coming from the northwest and central regions. Also based on comparable store sales, our best performing categories were women’s apparel and women’s accessories, including Sephora. Home and family footwear experienced the weakest performance in 2011. Private and exclusive brands found only at jcpenney were 55% of total merchandise sales in 2011 and 2010.

Gross Margin

($ in millions)	2011	2010
Gross margin	$6,218	$6,960
As a percent of sales	36.0%	39.2%

Gross margin decreased to 36.0% of sales, or 320 basis points compared to 2010. On a dollar basis, gross margin decreased $742 million, or 10.7%, to $6,218 million in 2011 compared to $6,960 million in the prior year. The net 320 basis point decrease resulted from the following:

•

costs associated with implementing our new pricing strategy in the fourth quarter of 2011,  including $55 million of labor costs, $12 million of ticket and other miscellaneous costs and $140 million of markdowns of merchandise (-120 basis points);

•	higher markdowns as a result of increased promotional activity (-100 basis points);
•	lower vendor support, higher royalty payments and increased year-over-year shrinkage (-80 basis points); and
•	non-comparable free shipping offers for jcp.com combined with higher delivery costs (-20 basis points).

SG&A Expenses

($ in millions)	2011	2010
SG&A	$5,109	$5,358
As a percent of sales	29.6%	30.2%

SG&A expenses declined $249 million to $5,109 million in 2011 compared to $5,358 million in 2010. As a percent of sales, SG&A expenses were leveraged and decreased 60 basis points to 29.6% compared to 30.2% in 2010. The net decrease resulted from the following:

•	lower marketing expenses due to the elimination of catalog print media (-$133 million);
•	increased income from the jcpenney private label credit card activities which is recorded as a reduction of our SG&A expenses (-$67 million);
•	reduced salaries and related benefits, including lower incentive compensation (-$45 million);
•	reduced costs from the exit from our catalog outlet stores (-$29 million);
•	net reduction in other miscellaneous items (-$7 million); and
•	increased spending for our continuing roll-out of Sephora inside jcpenney and investment in our Growth Brand Division, including The Foundry Big & Tall Supply Co. (Foundry stores) (+$32 million).

Pension Expense

($ in millions)	2011	2010
Primary pension plan expense	$87	$221
Supplemental pension plans expense	34	34
Total pension expense	$121	$255

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses in 2011 increased $7 million to $518 million, or approximately 1.4%, compared to $511 million in 2010 primarily as a result of our store renewals and updates over the past two years. This includes our investment in our in-store shops MNG by Mango, Call it Spring and Sephora inside jcpenney. During 2011, we also opened three new department stores and ten Foundry stores.

Real Estate and Other, Net

($ in millions)	2011	2010
Dividend income from REITs	$(10)	$(8)
Investment income from joint ventures	(13)	(15)
Net gain from sale of operating assets	(6)	(8)
Impairments	58	3
Other	(8)	-
Total expense/(income)	$21	$(28)

Real estate and other expenses totaled $21 million in 2011 compared to income of $28 million in 2010.  In 2011, store impairments totaled $58 million and related to eight underperforming department stores of which seven continued to operate. In 2010, impairments totaled $3 million and related primarily to one underperforming department store that continued to operate.

Restructuring and Management Transition Charges

The composition of restructuring and management transition charges was as follows:

($ in millions)	2011	2010
Supply chain	$41	$-
Catalog and catalog outlet stores	34	21
Home office and stores	41	4
Management transition	130	-
VERP	179	-
Other	26	7
Total	$451	$32

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

Catalog and catalog outlet stores

In the fourth quarter of 2010, we announced our plan to exit the catalog outlet stores and wind down our catalog business. As a result, in 2010 we recorded $17 million of increased depreciation and $4 million of employee severance. Increased depreciation resulted from shortening the useful lives of assets associated with our catalog and catalog outlet stores. In October 2011, we completed an asset purchase agreement to sell the assets related to the operations of our catalog outlet stores. We sold fixed assets and inventory with combined net book values of approximately $31 million, for a total purchase price of $7 million, which resulted in a loss of $24 million. In 2011, we also recorded an additional $10 million of severance and other costs related to the sale of our catalog outlet stores. In total for 2011 and 2010, we recorded $55 million related to the exit of our catalog and catalog outlet stores.

Home office and stores

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

Operating Income/(Loss)

Operating income decreased 470 basis points to (0.0)% of sales in 2011 compared to 4.7% in 2010. Excluding restructuring and management transition charges and the non-cash impact of the Primary Pension Plan expense, adjusted operating income (non-GAAP) decreased 300 basis points to 3.1% of sales compared to 6.1% in 2010.

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

Income/(Loss) from Continuing Operations

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

Financial Condition and Liquidity

Overview

Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility.  While our contractual obligations and commitment requirements over the next several years are significant, we continue to believe we will have available resources to meet our liquidity requirements.  As of the end of fiscal year 2012, we had $930 million of cash and cash equivalents and $1,241 million available for borrowing under our revolving credit facility.    On February 8, 2013, we entered into an amended and restated credit facility in an amount up to $1,850 million.  We may request that the facility be increased by an additional amount up to $400 million.  The future success of our business depends on our ability to generate positive free cash flow (non-GAAP).

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	2012		2011	2010
Cash and cash equivalents	$930		$1,507	$2,622
Merchandise inventory	2,341		2,916	3,213
Property and equipment, net	5,353		5,176	5,231

Long-term debt, including capital leases, note payable and current maturities	2,982		3,102	3,099
Stockholders’ equity	3,171		4,010	5,460
Total capital	6,153		7,112	8,559
Maximum capacity under our credit agreement	1,750	(1)	1,250	750
Cash flow from operating activities	(10)		820	592	(2)
Free cash flow (non-GAAP)(3)	(906)		23	158
Capital expenditures	810		634	499
Dividends paid	86		178	189
Ratios:
Debt-to-total capital(4)	48.5%		43.6%	36.2%
Cash-to-debt(5)	31.2%		48.6%	84.6%

(1)  On February 8, 2013, we entered into an amended and restated credit agreement which increased the size of our revolving credit facility to $1,850 million.

(2)  Includes a $392 million discretionary cash contribution to the Primary Pension Plan and a related $152 million tax benefit.

(3)  See Item 6, Selected Financial Data, for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

(4)  Long-term debt, including capital leases, note payable and current maturities, divided by total capitalization.

(5)  Cash and cash equivalents divided by long-term debt, including capital leases, note payable and current maturities.

Cash and Cash Equivalents

At the end of 2012, we had $930 million of cash and cash equivalents, which represented approximately 31.2% of our $3.0 billion of outstanding long-term debt, including capital leases, note payable and current maturities.  Cash and cash equivalents decreased $577 million after uses of cash that included an outflow of $10 million from operations, investment of $810 million in our business, which includes our investment in our shops inside jcpenney department stores, repayment of $230 million of long-term debt, and $86 million in dividends paid.  Also in 2012, we realized $526 million in cash from the sale of non-operating assets.

Free Cash Flow (Non-GAAP)

During 2012, free cash flow decreased $929 million to an outflow of $906 million compared to an inflow of $23 million in 2011.   The decrease was due to significantly reduced cash flow from operations and increased capital expenditures.

Operating Activities

While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our transformation strategy.

In 2012, cash flow from operating activities was an outflow of $10 million, a decrease of $830 million from the prior year. The decrease in operating cash flow is reflective of significantly reduced operating performance.  Our total year 2012 net loss of $985 million includes significant non-cash expenses and charges including depreciation and amortization, pension expense, and restructuring and management transition. We realized positive operating cash flow impacts from reduced operating expenses, reduced inventory levels, and specific steps taken to improve overall working capital.

Merchandise inventory decreased $575 million, or 19.7%, to $2,341 million as of the end of 2012 compared to $2,916 million as of the end of last year, reflecting planned inventory reduction efforts in 2012 to help better position our inventory levels during our transformation. Inventory turns for 2012, 2011 and 2010 were 3.03, 3.09 and 3.05, respectively.  Merchandise accounts payable increased $140 million at year end 2012 compared to 2011.

In 2012, we realigned our merchandise and non-merchandise vendor payment schedule.  The positive effect of this vendor payment schedule change on 2012 operating cash flow was $129 million.  We  also deferred $85 million of payments to selected merchandise vendors from the fourth quarter of 2012 to the first quarter of 2013.  In the fourth quarter of 2012, we extended our private label credit card agreement and received a signing bonus and an advancement of our 2013 gain share totaling $75 million in cash.

In 2011, cash flow from operating activities was $820 million, an increase of $228 million from the prior year. In 2010, our cash flow from operating activities was impacted by a $392 million discretionary pension contribution which resulted in a tax benefit of $152 million, for a net use of cash of $240 million. Although operating performance was lower in 2011 as compared to 2010, this was offset as we managed inventories at lower levels during 2011.

Investing Activities

In 2012, cash flow from investing activities was an outflow of $293 million compared to an outflow of $870 million for the same period in 2011.  The decrease in the cash outflow from investing activities was primarily a result of increased capital expenditures offset by proceeds from the sale or redemption of non-operating assets.

In 2012, capital expenditures were $810 million. Capital expenditures in 2012 included furniture and fixtures relating to men’s and women’s The Original Arizona Jean Co. shops, Levi’s shops and jcp shops; women’s Liz Claiborne shops and men’s Izod shops that launched in the third quarter of 2012.  During the year, we also opened 78 Sephora inside jcpenney stores and nine new department stores.

In 2012, we received net proceeds of $526 million from the sale or redemption of non-operating assets including REIT shares or units, leveraged lease assets, investments in real estate joint ventures and a building used in our former drugstore operations.

In 2011, we invested $634 million in capital expenditures for renewals and modernizations, three new jcpenney department stores, 77 Sephora inside jcpenney locations, 423 MNG by Mango shops, 502 Call it Spring shops and the opening of 10 The Foundry Big and Tall Supply Co. stores.

In 2011, we purchased the worldwide rights for the Liz Claiborne family of trademarks and related intellectual property and the U.S. and Puerto Rico rights for the monet family of trademarks and related intellectual property for a total purchase price of $268 million and invested $39 million through the purchase of 11 million newly issued shares of Class A common stock of Martha Stewart Living Omnimedia, Inc. (MSLO) and one share of MSLO preferred stock which gave us the right to designate two members of MSLO’s Board of Directors. These uses of cash were partially offset by the receipt of a $53 million cash distribution from one of our real estate joint ventures as a result of a refinancing transaction and a $3 million cash distribution from MSLO that was recorded as a return of investment.

In 2010, we invested $499 million in capital expenditures for two new stores, 26 major renovations, 76 new Sephora inside jcpenney locations, 15 store refurbishments, and fixture and store environment improvements in over 500 stores.

The following provides a breakdown of capital expenditures:

($ in millions)	2012	2011	2010
Store renewals and updates	$617	$410	$257
Capitalized software	65	120	100
New and relocated stores	63	33	25
Technology and other	65	71	117
Total	$810	$634	$499

In 2013, we plan to continue to invest in capital expenditures at levels comparable with 2012. Our plan is to fund these expenditures with cash flow from operations, existing cash and cash equivalents, and, if required, the access to our revolving credit facility.  In accordance with our long-term financing strategy, we may access the capital markets opportunistically.  Capital expenditures for 2013 will relate primarily to the investment in our shops inside jcpenney department stores and technology improvements.

Financing Activities

In 2012, cash flows from financing activities were an outflow of $274 million compared to an outflow of $1,065 million for the same period last year.  On August 1, 2012, we repaid at maturity $230 million principal amount of 9% Notes Due 2012.  Additionally, we made capital lease and financing payments totaling $20 million.  As authorized by the Board, we paid quarterly dividends of $0.20 per share during the first half of 2012 for dividends declared during the fourth quarter of 2011 and the first quarter of 2012.  On May 15, 2012, we announced that we had discontinued the quarterly $0.20 per share dividend, resulting in approximately $175 million in annual cash savings.

During the first half of 2011, we completed our share buyback program authorized by the Board of Directors in February 2011. Through open market transactions we repurchased approximately 24.4 million shares at a cost of $900 million and an average price of $36.98. In June 2011, we received proceeds of approximately $50 million from the sale of a warrant on 7.3 million shares of J. C. Penney Company, Inc. common stock to Ronald B. Johnson prior to the commencement of his employment. In April 2011, we paid $15 million in fees to renew our revolving credit facility and in January 2012, we paid $5 million in fees for an amendment and restatement of our credit facility, for a total of $20 million.  In 2011, we maintained our quarterly dividend on common stock at $0.20 per share and returned $178 million to stockholders through dividend payments.

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

Cash Flow and Financing Outlook

We expect our investment in capital expenditures for 2013 to be at levels comparable to 2012 and will relate primarily to the investment in our shops inside jcpenney department stores and technology improvements.  We believe that our expected cash flow generated from operations, combined with our existing cash and cash equivalents and the access to our credit facility will be adequate to fund our capital expenditures and working capital needs.  In accordance with our long-term financing strategy, we may access the capital markets opportunistically.  We may borrow under our credit facility for general corporate purposes including, but not limited to, seasonal working capital needs and to support ongoing letters of credit.

Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our transformation strategy.

Credit Facility

On January 27, 2012, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a revolving credit facility in the amount up to $1,250 million (2012 Credit Facility), which amended and restated the Company’s prior credit agreement entered into in April 2011, with the same syndicate of lenders under the previous agreement, with JPMorgan Chase Bank, N.A., as administrative agent. The 2012 Credit Facility matures on April 29, 2016.  On February 10, 2012, we increased the size of our 2012 Credit Facility to $1,500 million and on January 31, 2013, we increased our 2012 Credit Facility by an additional $250 million to $1,750 million.

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

As of the end of fiscal year 2012, we had $281 million in standby and import letters of credit outstanding under the 2012 Credit Facility, none which have been drawn on, and we had $1,241 million available for borrowing under the 2012 Credit Facility.

On February 8, 2013, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation amended and restated the 2012 Credit Facility in the amount up to $1,850 million (2013 Credit Facility) with JPMorgan Chase Bank, N.A., as administrative agent.  The 2013 Credit Facility continues to be an asset-based facility, in which borrowing availability varies according to the levels of inventory and accounts receivable, and matures on April 29, 2016.  The 2013 Credit Facility increases the letter of credit sublimit to $750 million from $500 million and provides that the Company may at any time prior to the maturity date request that the aggregate size of the facility be increased by an additional amount not to exceed $400 million.

Credit Ratings

Our credit ratings and outlook as of March 18, 2013 were as follows:

	Corporate	Long-Term Debt	Outlook
Fitch Ratings	B-	B-	Negative
Moody’s Investors Service, Inc.	B3	Caa1	Negative
Standard & Poor’s Ratings Services	CCC+	CCC+	Negative

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

Contractual Obligations and Commitments

Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of February 2, 2013 is presented in the following table.

		Less Than 1		1 - 3	3 - 5	More Than 5
($ in millions)	Total	Years		Years	Years	Years
Recorded contractual obligations:
Long-term debt(1)	$2,868	$-		$200	$485	$2,183
Capital leases and note payable	124	30		68	24	2
Merchandise accounts payable	1,162	1,162		-	-	-
Unrecognized tax benefits(2)	76	2		-	-	74
Contributions to non-qualified supplemental retirement and postretirement medical plans(3)	297	53		97	60	87
	$4,527	$1,247		$365	$569	$2,346

Unrecorded contractual obligations:
Interest payments on long-term debt	$5,096	$198	(4)	$396	$341	$4,161
Operating leases(5)	2,876	252		405	282	1,937
Standby and import letters of credit(6)	281	281		-	-	-
Surety bonds(7)	79	79		-	-	-
Contractual obligations(8)	1,796	465		834	338	159
Purchase orders(9)	2,510	2,510		-	-	-
Guarantees(10)	40	5		9	4	22
	$12,678	$3,790		$1,644	$965	$6,279
Total	$17,205	$5,037		$2,009	$1,534	$8,625

(1) The weighted-average maturity of long-term debt is 24 years.

(2) Represents management’s best estimate of the payments related to tax reserves for uncertain income tax positions. Based on the nature of these liabilities, the actual payments in any given year could vary significantly from these amounts. See Note 18 to the consolidated financial statements.

(3) Represents expected cash payments through 2022.

(4) Includes $65 million of accrued interest that is included in our Consolidated Balance Sheet at February 2, 2013.

(5) Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured. Future minimum lease payments have not been reduced for sublease income.

(6) Standby letters of credit, which totaled $276 million, are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims. The remaining $5 million are outstanding import letters of credit.

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

Inflation

Over the past three years the retail industry has experienced inflationary cost increases.  Inflation impacted our results of operations primarily during the first quarter of 2012 in the sales of our clearance items.  This increase was driven primarily by rising costs for cotton and petroleum based textiles for 2011 holiday and early 2012 spring goods.  Beginning in the second quarter of 2012 and continuing through the end of the fiscal year, these pressures eased.

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

Inventory Valuation under the Retail Method

Inventories are valued primarily at the lower of cost (using the first-in, first-out or “FIFO” method) or market, determined under the Retail Inventory Method (RIM) for department stores, store distribution centers and regional warehouses and standard cost, representing average vendor cost, for merchandise we sell through the Internet at jcp.com. Under RIM, retail values are converted to a cost basis by applying specific average cost factors to groupings of merchandise. RIM inherently requires management judgment and certain estimates that may significantly impact the ending inventory valuation at cost, as well as gross margin. Two of the most significant estimates are permanent reductions to retail prices (markdowns) used primarily to clear seasonal merchandise or otherwise slow-moving inventory and inventory shortage (shrinkage).

Permanent markdowns designated for clearance activity are recorded at the point of decision, when the utility of inventory has diminished, versus the point of sale. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and style trends. Under RIM, permanent markdowns result in the devaluation of inventory and the corresponding reduction to gross margin is recognized in the period the decision to markdown is made. Shrinkage is estimated as a percent of sales for the period from the last physical inventory date to the end of the fiscal period. Physical inventories are taken at least annually and inventory records are adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle. Historically, our actual physical inventory count results have shown our estimates to be reliable.  Based on prior experience, we do not believe that the actual results will differ significantly from the assumptions used in these estimates. A 10% increase or decrease in the permanent markdowns reflected in our inventory as of the end of the year would have impacted net income by approximately $17 million. A 10% increase or decrease in the estimated inventory shrinkage accrued as of the end of the year would have impacted net income by approximately $4 million.

Valuation of Long-Lived and Indefinite-Lived Assets

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

We recognize impairment losses in the earliest period that it is determined a loss has occurred. The carrying value is adjusted to the new carrying value and any subsequent increases in fair value are not recorded. If it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset. Impairment losses totaling $26 million, $58 million and $3 million in 2012, 2011 and 2010, respectively, were recorded in the Consolidated Statement of Operations in the real estate and other, net line item.

2012 was the first year of our transformation strategy to become America’s favorite store.  We underwent tremendous change as we began shifting our business model from a promotional department store to a specialty department store.  Our 2012 sales, operating profit and cash flows have declined significantly.  As we transform substantially more of our selling space and introduce new merchandise and brands to our stores, we expect our sales, operating profit and cash flows to improve in the future.  Future cash flows used in our impairment analysis reflects these assumptions.

In 2012, we wrote the carrying value of assets of 13 underperforming department stores that continued to operate down to their fair value and recorded an impairment charge of $26 million.  If operating performance begins to reflect an other than temporary decline and actual results are not consistent with our current estimates and assumptions, we may be exposed to additional impairment charges in the near future, which could be material to our results of operations.

Indefinite-Lived Assets

We assess the recoverability of indefinite-lived intangible assets at least annually during the fourth quarter of our fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. During the fourth quarter of 2012, we early adopted the Financial Accounting Standards Board’s (FASB) new guidance on impairment testing of indefinite-lived intangible assets.  Under the new guidance, we have the option to first perform a qualitative assessment in our evaluation of our indefinite-lived intangible assets in order to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired.  Due to the significant decline in our sales during 2012, we decided not to perform a qualitative analysis for our 2012 annual impairment test.  As such, for our 2012 annual impairment test, we tested our indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.  Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in company-specific risk factors. Royalty rates are established by management based on comparable trademark licensing agreements in the market.  Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant weighted average cost of capital and long-term growth rates.

For all indefinite-lived intangible assets, the estimated fair value of the asset exceeded the carrying value of the asset by a substantial margin at the date of the most recent impairment test.  Our monet and Liz Claiborne trade names, which are our only indefinite-lived intangible assets, have continued to perform at expectations.  On September 1, 2012, we launched women’s Liz Claiborne shops inside jcpenney department stores that have provided positive sales results.  In addition, we plan to launch additional product categories using our monet and Liz Claiborne trade names beginning in 2013 that have positively impacted our expected future sales growth assumptions for these trade names.

While we do not believe there is a reasonable likelihood that there will be a material change in our estimates or assumptions used to calculate indefinite-lived asset impairments, if actual results are not consistent with our current estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Reserves and Valuation Allowances

We are primarily self-insured for costs related to workers’ compensation and general liability claims. The liabilities represent our best estimate, using generally accepted actuarial reserving methods through which we record a provision for workers’ compensation and general liability risk based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims and projected loss development factors. These estimates are subject to the frequency, lag and severity of claims. We target this provision above the midpoint of the actuarial range, and total estimated claim liability amounts are discounted using a risk-free rate. We do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant fluctuation in net income. However, a 10% variance in the workers’ compensation and general liability reserves at year-end 2012 would have affected net income by approximately $14 million.

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

Pension

Pension Accounting

We maintain a qualified funded defined benefit pension plan (Primary Pension Plan) and smaller non-qualified unfunded supplemental defined benefit plans. The determination of pension expense is the result of actuarial calculations that are based on important assumptions about pension assets and liabilities. The most important of these are the rate of return on assets and the discount rate assumptions. These assumptions require significant judgment and a change in any one of them could have a material impact on pension expense reported in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income/(Loss), as well as in the assets, liability and equity sections of the Consolidated Balance Sheets.

The following table reflects our rate of return and discount rate assumptions:

	2012		2011		2010
Expected return on plan assets	7.5%		7.5%		8.4%
Discount rate for pension expense	4.82%	(1)	5.65%	(2)	5.90%
Discount rate for pension obligation	4.19%		4.82%		5.65%

(1) The discount rate used was revised to 4.25% on the remeasurement date of September 30, 2012 as a result of the curtailments.

(2) The discount rate used for the Supplemental Retirement Program and Benefit Restoration Plan was revised to 5.06% on the remeasurement date of October 15, 2011 as a result of the VERP.

Return on Plan Assets and Impact on Earnings

For the Primary Pension Plan, we apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the more commonly used calculated value method (referred to as smoothing of assets). Our Primary Pension Plan asset base is well diversified with an asset allocation mix of equities (U.S., non-U.S. and private), fixed income (investment-grade and high-yield) and real estate (private and public).

As of January 1, 2007, the Primary Pension Plan was closed to new entrants. As a result of this action, the future growth of the plan liability is expected to moderate and ultimately begin to decline. In recognition of the changing liability characteristics and to provide a more desirable balance of investment return and volatility risk, in 2010, we shifted 15% of the plan’s allocation from equities to fixed income. The shift to a higher mix of fixed income investments provides a better match to the plan’s changing liability characteristics. As a result of the asset allocation shift, our expected return on plan assets was reduced to 7.5% in 2011 and remained at that rate for 2012.  For 2013, our expected return on plan assets was reduced to 7.0% in alignment with 2013 asset allocation targets and updated expected capital markets return assumptions.

Discount Rate

The discount rate assumption used to determine our postretirement obligations was based on a  yield curve determined by the plan’s actuary. The discount rate used was based on a hypothetical AA yield curve represented by a series of bonds maturing over the next 30 years, designed to match the corresponding pension benefit cash payments to retirees.

For 2012, the discount rate to measure pension expense was 4.82% compared to 5.65% in 2011. The discount rate to measure pension obligation declined to 4.19%  as of February 2, 2013 from 4.82% as of January 28, 2012.

Sensitivity

The sensitivity of the pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in expense of approximately $0.07 per share. An increase or decrease in the discount rate of one-half of one percent would decrease or increase the expense by approximately $0.05 per share.

Pension Funding

Funding requirements for our Primary Pension Plan are determined under Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006. As a result of the funded status of the Primary Pension Plan, we are not required to make cash contributions in 2013.

Our funding policy is to maintain a well-funded pension plan throughout all business and economic cycles. Consistent with our funding policy, on May 24, 2010, we used net proceeds of approximately $392 million from the issuance of $400 million of 5.65% Senior Notes due 2020 to make a voluntary cash contribution to the Primary Pension Plan.

Recent Accounting Pronouncements

Refer to Note 3 to the consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements made within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. The words expect, plan, anticipate, believe, intend, should, will and similar expressions identify forward-looking statements. Any such forward-looking statements are subject to known and unknown risks and uncertainties that may cause our actual results to be materially different from planned or expected results.  Those risks and uncertainties include, but are not limited to, the success of our transformation, the impact of changes designed to transform our business, competition and promotional activities, changes in merchandise styles and trends, changes in store traffic trends, maintaining an appropriate mix and level of inventory, the implementation of our new store layout, the availability of internal and external sources of liquidity,  our failure to retain, attract and motivate our employees, the reduction and restructuring of our workforce, the impact of cost reduction initiatives, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, disruptions in our information technology systems or website, changes in our credit ratings, our failure to source and deliver merchandise in a timely and cost-effective manner, changes in our arrangements with our suppliers and vendors, restrictions under our revolving credit facility, potential asset impairment charges, risks associated with importing merchandise from foreign countries, economic and political conditions that impact consumer confidence and spending, the impact of holiday spending patterns and weather conditions, changes in federal, state or local laws and regulations, legal and regulatory proceedings, significant changes in discount rates, actual investment return on pension assets and other factors related to our qualified pension plan, the influence of our largest stockholders, the volatility of our stock price and our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes.  While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Item 1A, Risk Factors. We intend the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

All of our outstanding long-term debt as of February 2, 2013 is at fixed interest rates and would not be affected by interest rate changes. Future borrowings under our multi-year revolving credit facility, to the extent that fluctuating rate loans were used, would be affected by interest rate changes. As of February 2, 2013, no borrowings were outstanding under the facility other than the issuance of standby and import letters of credit, which totaled $281 million. We do not believe that a change of 100 basis points in interest rates would have a material effect on our financial condition.

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. At February 2, 2013, long-term debt had a carrying value of $2.9 billion and a fair value of $2.5 billion.  January 28, 2012, long-term debt, including current maturities, had a carrying value of $3.1 billion and a fair value of $3.0 billion.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of assets in our Primary Pension Plan. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.

Item 8. Financial Statements and Supplementary Data

See the Index to consolidated financial statements on Page 49.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The management of our Company has assessed the effectiveness of our Company’s internal control over financial reporting as of February 2, 2013. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on its assessment, the management of our Company believes that, as of February 2, 2013, our Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued an audit report on the effectiveness of our Company’s internal control over financial reporting. Their report follows.

There were no changes in our Company’s internal control over financial reporting during the fourth quarter ended February 2, 2013, that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

J. C. Penney Company, Inc.:

We have audited J. C. Penney Company, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J. C. Penney Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, J. C. Penney Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows for each of the years in the three-year period ended February 2, 2013, and our report dated March 20, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas

March 20, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Board Committees–Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Election of Directors” in our Company’s definitive proxy statement for 2013, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

Our Company has adopted a code of ethics for officers and employees, which applies to, among others, our Company’s principal executive officer, principal financial officer, and principal accounting officer, and which is known as the “Statement of Business Ethics.” We have also adopted certain ethical principles and policies for our directors, which are set forth in Article V of our Corporate Governance Guidelines. The Statement of Business Ethics and Corporate Governance Guidelines are available on our website at www.jcp.com. Additionally, we will provide copies of these documents without charge upon request made to:

J. C. Penney Company, Inc.

Office of Investor Relations

6501 Legacy Drive

Plano, Texas 75024

(Telephone 972-431-5500)

Our Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver of any provision of the Statement of Business Ethics that applies to any officer of our Company by posting such information on our website at www.jcp.com.

Copies of our Company’s Audit Committee, Human Resources and Compensation Committee, the Committee of the Whole and Corporate Governance Committee Charters are also available on our website at www.jcp.com. Copies of these documents will likewise be provided without charge upon request made to the address or telephone number provided above.

Item 11. Executive Compensation

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2012,” “Outstanding Equity Awards at Fiscal Year-End 2012,” “Option Exercises and Stock Vested for Fiscal 2012,” “Pension Benefits,” “Nonqualified Deferred Compensation for Fiscal 2012,” “Potential Payments and Benefits on Termination of Employment,” “Termination Without a Change in Control,” “Change in Control; Termination Following a Change in Control,” and “Director Compensation for Fiscal 2012” in our Company’s definitive proxy statement for 2013, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to beneficial ownership of our Company’s common stock is included under the caption “Beneficial Ownership of Common Stock” in our Company’s definitive proxy statement for 2013, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Equity Compensation Plan(s) Information

The following table shows the number of options and other awards outstanding as of February 2, 2013 under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan (2012 Plan) and equity inducement plan, as well as the number of shares remaining available for grant under the 2012 Plan and the equity inducement plan.

					(c)
					Number of securities
	(a)		(b)		remaining available for
	Number of securities		Weighted-average		future issuance under
	to be issued upon		exercise price		equity compensation
	exercise of		of outstanding		plans (excluding
	outstanding options,		options, warrants		securities reflected in
Plan Category	warrants and rights		and rights		column (a))
Equity compensation plans approved by security holders	16,050,851	(1)	$40	(2)	6,396,988	(3)
Equity compensation plans not approved by security holders(4)	1,217,315	(4)	$-		900,000

Total	17,268,166		$40	(2)	7,296,988

(1)  Includes 2,458,282 restricted stock units.

(2)  Represents the weighted-average exercise price of outstanding stock options only and the weighted-average remaining term is 4.7 years.

(3)  At the May 18, 2012 Annual Meeting of Stockholders, our stockholders approved the 2012 Plan, which reserved an aggregate of 7 million shares of common stock for issuance to associates and non-employee directors. No shares remain available for future issuance from prior plans.

(4)  On November 16, 2011, the Company made an inducement equity award of 373,483 restricted stock units to our Chief Talent Officer, Daniel E. Walker, which vests one-third on November 16, 2015, November 16, 2016 and November 16, 2017. On December 5, 2011, the Company made an inducement equity award of 119,332 restricted stock units to our Chief Operating Officer, Michael W. Kramer, which vests one-third on December 5, 2012, December 5, 2013 and December 5, 2014 and 40,249 restricted stock unites vested on December 5, 2012.  On December 5, 2011 the Company made an inducement equity award of 750,000 restricted stock units to Mr. Kramer, which vests one-third on December 5, 2015, December 5, 2016 and December 5, 2017. Total includes 14,277 shares of potential dividend equivalents. On February 22, 2012, the Company approved 900,000 shares reserved for issuance under an inducement award plan.  No shares have been issued from the inducement award plan as of February 2, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included under the captions “Policies and Procedures with Respect to Related Person Transactions” and “Board Independence” in our Company’s definitive proxy statement for 2013, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in our Company’s definitive proxy statement for 2013, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1. Consolidated Financial Statements:

The consolidated financial statements of J. C. Penney Company, Inc. and subsidiaries are listed in the accompanying “Index to Consolidated Financial Statements” on page 49.

2. Financial Statement Schedules:

Schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related financial information contained otherwise in this Annual Report on Form 10-K.

3. Exhibits:

See separate Exhibit Index beginning on page 88. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10ـK is specifically identified in the separate Exhibit Index beginning on page 88 and filed with or incorporated by reference in this report.

(b) See separate Exhibit Index beginning on page 88.

(c) Other Financial Statement Schedules. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                J. C. PENNEY COMPANY, INC.

                                                                                                (Registrant)

                                                                                                By  /s/ Kenneth H. Hannah

                                                                                                Kenneth H. Hannah

                                                                                                Executive Vice President and Chief Financial Officer

Date: March 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Ronald B. Johnson* Ronald B. Johnson	Chief Executive Officer (principal executive officer); Director	March 20, 2013

/s/ Kenneth H. Hannah Kenneth H. Hannah	Executive Vice President and Chief Financial Officer (principal financial officer)	March 20, 2013

Mark R. Sweeney* Mark R. Sweeney	Senior Vice President and Controller (principal accounting officer)	March 20, 2013

Thomas J. Engibous* Thomas J. Engibous	Chairman of the Board; Director	March 20, 2013

William A. Ackman* William A. Ackman	Director	March 20, 2013

Colleen C. Barrett* Colleen C. Barrett	Director	March 20, 2013

Kent B. Foster* Kent B. Foster	Director	March 20, 2013

Geraldine B. Laybourne* Geraldine B. Laybourne	Director	March 20, 2013

Leonard H. Roberts* Leonard H. Roberts	Director	March 20, 2013

Steven Roth* Steven Roth	Director	March 20, 2013

Javier G. Teruel* Javier G. Teruel	Director	March 20, 2013

R. Gerald Turner* R. Gerald Turner	Director	March 20, 2013

Mary Beth West* Mary Beth West	Director	March 20, 2013

*By:	/s/ Kenneth H. Hannah
Kenneth H. Hannah
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

J. C. Penney Company, Inc.:

We have audited the accompanying consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows for each of the years in the three-year period ended February 2, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney Company, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J. C. Penney Company, Inc.’ s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 20, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

March 20, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	2012	2011	2010
Total net sales	$12,985	$17,260	$17,759
Cost of goods sold	8,919	11,042	10,799
Gross margin	4,066	6,218	6,960
Operating expenses/(income):
Selling, general and administrative (SG&A)	4,506	5,109	5,358
Pension	353	121	255
Depreciation and amortization	543	518	511
Real estate and other, net	(324)	21	(28)
Restructuring and management transition	298	451	32
Total operating expenses	5,376	6,220	6,128
Operating income/(loss)	(1,310)	(2)	832
Net interest expense	226	227	231
Bond premiums and amortized costs	-	-	20
Income/(loss) from continuing operations before income taxes	(1,536)	(229)	581
Income tax expense/(benefit)	(551)	(77)	203
Income/(loss) from continuing operations	$(985)	$(152)	$378
Income from discontinued operatons, net of income tax expense of $-, $- and $4, respectively	-	-	11
Net income/(loss)	(985)	(152)	389

Basic earnings/(loss) per share:
Continuing operations	$(4.49)	$(0.70)	$1.60
Discontinued operations	-	-	0.04
Net income/(loss)	$(4.49)	$(0.70)	$1.64

Diluted earnings/(loss) per share:
Continuing operations	$(4.49)	$(0.70)	$1.59
Discontinued operations	-	-	0.04
Net income/(loss)	$(4.49)	$(0.70)	$1.63

Weighted average shares – basic	219.2	217.4	236.4
Weighted average shares – diluted	219.2	217.4	238.0

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

($ in millions)	2012	2011	2010
Net income/(loss)	$(985)	$(152)	$389
Other comprehensive income/(loss), net of tax
Real estate investment trusts (REITs)
Unrealized gain/(loss) on REITs	36	53	49
Reclassification adjustment for (gain)/loss on REITs included in net income/(loss)	(184)	-	-
Retirement benefit plans
Net actuarial gain/(loss) arising during the period	37	(534)	236
Prior service credit/(cost) arising during the period	(26)	(3)	-
Reclassification of net prior service (credit)/cost recognized in net income/(loss) from a curtailment	(3)	1	-
Reclassification of net actuarial (gain)/loss recognized in net periodic benefit expense/(income) from a settlement	91	-	-
Reclassification for amortization of net actuarial (gain)/loss included in net periodic benefit expense/(income)	148	94	155
Reclassification for amortization of prior service (credit)/cost included in net periodic benefit expense/(income)	(8)	(15)	(15)
Total other comprehensive income/(loss), net of tax	91	(404)	425
Total comprehensive income/(loss), net of tax	$(894)	$(556)	$814

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	2012	2011
Assets
Current assets:
Cash in banks and in transit	$121	$175
Cash short-term investments	809	1,332
Cash and cash equivalents	930	1,507
Merchandise inventory	2,341	2,916
Income tax receivable	57	168
Deferred taxes	106	245
Prepaid expenses and other	249	245
Total current assets	3,683	5,081
Property and equipment	5,353	5,176
Other assets	745	1,167
Total Assets	$9,781	$11,424
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,162	$1,022
Other accounts payable and accrued expenses	1,395	1,503
Current portion of capital leases and note payable	26	1
Current maturities of long-term debt	-	230
Total current liabilities	2,583	2,756
Long-term capital leases and note payable	88	3
Long-term debt	2,868	2,868
Deferred taxes	388	888
Other liabilities	683	899
Total Liabilities	6,610	7,414
Stockholders' Equity
Common stock(1)	110	108
Additional paid-in capital	3,799	3,699
Reinvested earnings	380	1,412
Accumulated other comprehensive income/(loss)	(1,118)	(1,209)
Total Stockholders’ Equity	3,171	4,010
Total Liabilities and Stockholders’ Equity	$9,781	$11,424

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 219.3 million and 215.9 million as of February 2, 2013 and January 28, 2012, respectively.

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number				Accumulated
	of		Additional	Reinvested	Other	Total
	Common	Common	Paid-in	Earnings/	Comprehensive	Stockholders’
(in millions)	Shares	Stock	Capital	(Loss)	Income/(Loss)	Equity
January 30, 2010	236.0	$118	$3,867	$2,023	$(1,230)	$4,778
Net income/(loss)	-	-	-	389	-	389
Other comprehensive income/(loss)	-	-	-	-	425	425
Dividends declared, common	-	-	-	(190)	-	(190)
Stock-based compensation	0.7	-	58	-	-	58
January 29, 2011	236.7	$118	$3,925	$2,222	$(805)	$5,460
Net income/(loss)	-	-	-	(152)	-	(152)
Other comprehensive income/(loss)	-	-	-	-	(404)	(404)
Dividends declared, common	-	-	-	(174)	-	(174)
Stock warrant issued	-	-	50	-	-	50
Common stock repurchased and retired	(24.4)	(12)	(404)	(484)	-	(900)
Stock-based compensation	3.6	2	128	-	-	130
January 28, 2012	215.9	$108	$3,699	$1,412	$(1,209)	$4,010
Net income/(loss)	-	-	-	(985)	-	(985)
Other comprehensive income/(loss)	-	-	-	-	91	91
Dividends declared, common	-	-	-	(47)	-	(47)
Stock-based compensation	3.4	2	100	-	-	102
February 2, 2013	219.3	$110	$3,799	$380	$(1,118)	$3,171

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2012	2011	2010
Cash flows from operating activities
Net income/(loss)	$(985)	$(152)	$389
(Income) from discontinued operations	-	-	(11)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	121	314	24
Asset impairments and other charges	117	67	8
Net gain on sale or redemption of non-operating assets	(397)	(6)	(8)
Depreciation and amortization	543	518	511
Benefit plans	272	55	197
Pension contribution	-	-	(392)
Stock-based compensation	50	46	53
Excess tax benefits from stock-based compensation	(12)	(10)	(2)
Deferred taxes	(467)	(153)	126
Change in cash from:
Inventory	575	297	(189)
Prepaid expenses and other assets	(5)	(67)	27
Merchandise accounts payable	140	(111)	(93)
Current income taxes	117	(15)	33
Accrued expenses and other	(79)	37	(81)
Net cash provided by/(used in) operating activities	(10)	820	592
Cash flows from investing activities
Capital expenditures	(810)	(634)	(499)
Proceeds from sale or redemption of non-operating assets	526	-	-
Acquisition	(9)	(268)	-
Proceeds from sale of operating assets	-	15	14
Cost investment, net	-	(36)
Proceeds from joint venture cash distribution	-	53	-
Net cash provided by/(used in) investing activities	(293)	(870)	(485)
Cash flows from financing activities
Proceeds from issuance of long-term debt	-	-	392
Payments of capital leases and note payable	(20)	-	-
Payments of long-term debt	(230)	-	(693)
Financing costs	(4)	(20)	(14)
Dividends paid, common	(86)	(178)	(189)
Stock repurchase program	-	(900)	-
Proceeds from issuance of stock warrant	-	50	-
Proceeds from stock options exercised	71	18	8
Excess tax benefits from stock-based compensation	12	10	2
Tax withholding payments for vested restricted stock	(17)	(45)	(2)
Net cash provided by/(used in) financing activities	(274)	(1,065)	(496)
Net increase/(decrease) in cash and cash equivalents	(577)	(1,115)	(389)
Cash and cash equivalents at beginning of period	1,507	2,622	3,011
Cash and cash equivalents at end of period	$930	$1,507	$2,622

See the accompanying notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation and Consolidation

Nature of Operations

Our Company was founded by James Cash Penney in 1902 and has grown to be a major national retailer, operating 1,104 department stores in 49 states and Puerto Rico, as well as through our Internet website at jcp.com. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside jcpenney, and home furnishings. In addition, our department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

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

Fiscal Year	Ended	Weeks
2012	February 2, 2013	53
2011	January 28, 2012	52
2010	January 29, 2011	52

Use of Estimates and Assumptions

The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (GAAP), requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to: inventory valuation under the retail method, specifically permanent reductions to retail prices (markdowns) and adjustments for shortages (shrinkage); valuation of long-lived assets and indefinite-lived intangibles assets for impairments; valuation allowances and reserves for workers’ compensation and general liability, environmental contingencies, income taxes and litigation; and pension and other post retirement benefits accounting. While actual results could differ from these estimates, we do not expect the differences, if any, to have a material effect on the consolidated financial statements.

Reclassifications

Certain reclassifications were made to prior period amounts to conform to the current period presentation.  None of the reclassifications affected our net income/(loss) in any period.

2.    Significant Accounting Policies

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

Cost of Goods Sold

Cost of goods sold includes all costs directly related to bringing merchandise to its final selling destination. These costs include the cost of the merchandise (net of discounts or allowances earned), sourcing and procurement costs, buying and brand development costs, including buyers’ salaries and related expenses, royalties and design fees, freight costs, warehouse operating expenses, merchandise examination, inspection and testing, store merchandise distribution center expenses, including rent, and shipping and handling costs incurred for sales via the Internet.

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

Advertising

Advertising costs, which include newspaper, television, Internet search marketing, radio and other media advertising, are expensed either as incurred or the first time the advertisement occurs.  For cooperative advertising programs offered by national brands that require proof-of-advertising to be provided to the vendor to support the reimbursement of the incurred cost, we offset the allowances against the related advertising expense.  Programs that do not require proof-of-advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor’s label.    Total advertising costs, net of cooperative advertising vendor reimbursements of $2 million, $118 million and $142 million for 2012, 2011 and 2010, respectively, were $933 million, $1,039 million and $1,172 million.

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

Earnings/(Loss) per Share

Basic earnings/(loss) per share (EPS) is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the potentially dilutive shares had been issued. Potentially dilutive shares include stock options, unvested restricted stock units and awards and a warrant outstanding during the period, using the treasury stock method. Potentially dilutive shares are excluded from the computations of diluted EPS if their effect would be anti-dilutive.

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

Property and Equipment, Net

	Estimated
	Useful Lives
($ in millions)	(Years)	2012	2011
Land	N/A	$310	$312
Buildings	50	4,641	4,549
Furniture and equipment	3-20	2,132	2,209
Leasehold improvements		1,150	1,071
Accumulated depreciation		(2,880)	(2,965)
Property and equipment, net		$5,353	$5,176

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

Impairment of Long-Lived and Indefinite-Lived Assets

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

We assess the recoverability of indefinite-lived intangible assets at least annually during the fourth quarter of our fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. During the fourth quarter of 2012, we early adopted the Financial Accounting Standards Board’s (FASB) new guidance on impairment testing of indefinite-lived intangible assets.  Under the new guidance, we have the option to first perform a qualitative assessment in our evaluation of our indefinite-lived intangible assets in order to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired.  When a quantitative analysis is performed, we test our indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.  Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in company-specific risk factors. Royalty rates are established by management based on comparable trademark licensing agreements in the market.  Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant weighted average cost of capital and low long-term growth rates.

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

3.    Effect of New Accounting Standards

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB Accounting Standards Codification (ASC) Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for annual and interim periods beginning after December 15, 2012.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), an amendment to FASB ASC Topic 350. ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the company concludes otherwise, no further quantitative assessment is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. We adopted ASU 2012-02 beginning with our annual indefinite-lived intangible asset impairment test during the fourth quarter of our fiscal year 2012. We do not expect the adoption to have a material impact on our consolidated results of operations, cash flows or financial position.

4.  Acquisition

On November 2, 2011, we completed an acquisition, pursuant to the asset purchase agreement dated October 12, 2011 (Purchase Agreement), to acquire the worldwide rights for the Liz Claiborne® family of trademarks and related intellectual property, as well as the U.S. and Puerto Rico rights for the monet® trademarks and related intellectual property. On February 27, 2012, we acquired the right to source and sell Liz Claiborne branded shoes. We have been the primary exclusive licensee for all Liz Claiborne and Claiborne branded merchandise in the U.S. and Puerto Rico since August 2010 under an original 10-year license agreement dated October 5, 2009. As a result of these acquisitions, we permanently added a number of well-established trademarks to our private and exclusive brands.

We allocated the purchase price of the acquisitions to identifiable intangible assets based on their estimated fair values. Intangible assets were valued using the relief from royalty and discounted cash flow methodologies which are considered Level 3 fair value measurements. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible assets. Key assumptions used in this model include discount rates, royalty rates, growth rates and sales projections. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates and cash flow projections. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment.

The consideration paid for the brands was $277 million with the entire purchase price allocated to the calculated fair values of the acquired trade names and recorded as intangible assets with indefinite lives at the acquisition dates.  We incurred an insignificant amount of direct transaction costs as a result of these acquisitions. Pro forma financial information has not been provided as the acquisitions did not have a material impact on our financial information.

5.  Earnings/(Loss) per Share

Net income/(loss) and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	2012	2011	2010
Earnings/(loss)
Net income/(loss) from continuing operations	$(985)	$(152)	$378
Shares
Weighted average common shares outstanding (basic shares)	219.2	217.4	236.4
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	-	-	1.6
Weighted average shares assuming dilution (diluted shares)	219.2	217.4	238.0
EPS from continuing operations
Basic	$(4.49)	$(0.70)	$1.60
Diluted	$(4.49)	$(0.70)	$1.59

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

(Shares in millions)	2012	2011	2010
Stock options, restricted stock awards and warrant	25.0	24.1	10.8

6.  Other Assets

($ in millions)	2012	2011
REITs	$33	$336
Capitalized software, net	310	297
Intangible assets (Note 4)	277	268
Leveraged lease investments (Note 17)	-	128
Cost investment (Note 9)	36	36
Debt issuance costs, net	20	22
Other	69	80
Total	$745	$1,167

In connection with our annual indefinite-lived intangible assets impairment tests performed during the fourth quarter of 2012, we did not record an impairment loss to indefinite-lived intangible assets as the estimated fair value for each of our indefinite-lived intangible assets exceeded the carrying value of the underlying asset.

The market value of our investment in public REITs are accounted for as available for sale securities and are carried at fair value on an ongoing basis. See Note 9 for the related fair value disclosures, Note 12 for the net unrealized gains and Note 17 for the net realized gains on our REITs.

7.  Other Accounts Payable and Accrued Expenses

($ in millions)	2012	2011
Accrued salaries, vacation and bonus	$225	$324
Customer gift cards	230	238
Taxes other than income taxes	78	113
Occupancy and rent-related	114	111
Interest	65	74
Advertising	68	67
Current portion of workers’ compensation and general liability insurance	58	55
Restructuring and management transition (Note 16)	10	52
Current portion of retirement plan liabilities (Note 15)	55	48
Common dividends	-	43
Capital expenditures	65	42
Unrecognized tax benefits (Note 18)	2	25
Other	425	311
Total	$1,395	$1,503

8.    Other Liabilities

($ in millions)	2012	2011
Supplemental pension and other postretirement benefit plan liabilities (Note 15)	$266	$285
Long-term portion of workers’ compensation and general liability insurance	167	168
Deferred developer/tenant allowances	128	135
Primary pension plan (Note 15)	7	121
Unrecognized tax benefits (Note 18)	74	85
Restructuring and management transition (Note 16)	8	8
Other	33	97
Total	$683	$899

9.  Fair Value Disclosures

In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•

Level 2 — Significant observable inputs other than quoted prices in active markets for similar assets and liabilities, such as quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Significant unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.

REIT Assets Measured on a Recurring Basis

The market value of our investment in public REIT assets are accounted for as available-for-sale securities and are carried at fair value on an ongoing basis in Other assets in the Consolidated Balance Sheets. We determined the fair value of our investments in REITs using quoted market prices.  There were no transfers in or out of any levels during any period presented.  Our REIT assets measured at fair value on a recurring basis are as follows:

		REIT Assets - Fair Value Measurements Using
		Quoted Prices in Active	Significant Other	Significant
	Cost	Markets of Identical Assets	Observable Inputs	Unobservable Inputs
($ in millions)	Basis	(Level 1)	(Level 2)	(Level 3)
As of February 2, 2013	$7	$33	$-	$-
As of January 28, 2012	80	336	-	-

Other Non-Financial Assets Measured on a non-Recurring Basis

In 2012, we wrote the assets of 13 underperforming department stores that continued to operate down to their fair value.  In 2011, we wrote the assets of eight underperforming department stores of which seven continued to operate down to their fair value.  Impairment charges are included in real estate and other, net in the Consolidated Statement of Operations (see Note 17). The inputs to determine fair values were primarily based on projected discounted cash flow as well as other market information obtained from brokers.

The following table presents fair values for those assets measured at fair values and gains or losses during 2012 and 2011 on a non-recurring basis, and remaining on our Consolidated Balance Sheet:

		Store Assets - Fair Value Measurements Using
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total
	Carrying	of Identical Assets	Inputs	Inputs	Gains
($ in millions)	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
February 2, 2013	$34	$-	$-	$8	$(26)
January 28, 2012	68			10	(58)

Other Financial Instruments

Carrying values and fair values of financial instruments that are not carried at fair value in the  Consolidated  Balance  Sheets are as follows:

	As of February 2, 2013		As of January 28, 2012
	Carrying	Fair	Carrying	Fair
($ in millions)	Amount	Value	Amount	Value
Long-term debt, including current maturities	$2,868	$2,456	$3,098	$3,046
Cost investment	36	-	36	-

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  The cost investment is for equity securities that are not registered and freely tradable shares and their fair values are not readily determinable; however, we believe the carrying value approximates or is less than the fair value.

As of February 2, 2013 and January 28, 2012, the fair values of cash and cash equivalents and accounts payable approximate their carrying values due to the short-term nature of these instruments. In addition, the fair values of the capital lease commitments and the note payable approximate their carrying values.  These items have been excluded from the table above.

Concentrations of Credit Risk

We have no significant concentrations of credit risk.

10.  Credit Facility

On January 27, 2012, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a revolving credit facility in the amount up to $1,250 million (2012 Credit Facility), which amended and restated the Company’s prior credit agreement entered into in April 2011, with the same syndicate of lenders under the previous agreement, with JPMorgan Chase Bank, N.A., as administrative agent. The 2012 Credit Facility matures on April 29, 2016.  On February 10, 2012, we increased the size of our 2012 Credit Facility to $1,500 million and on January 31, 2013, we increased our 2012 Credit Facility by an additional $250 million to $1,750 million.

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

As of the end of 2012, we had $281 million in standby and import letters of credit outstanding under the 2012 Credit Facility, none which have been drawn on.  The applicable rate for standby and import letters of credit was 3.00% and 1.50%, respectively, while the required commitment fee was 0.50% for the unused portion of the 2012 Credit Facility.  For the fiscal year ended 2012, we had $1,241 million available for borrowing under the 2012 Credit Facility.

On February 8, 2013, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation amended and restated the 2012 Credit Facility in the amount up to $1,850 million (2013 Credit Facility) with JPMorgan Chase Bank, N.A., as administrative agent.  The 2013 Credit Facility continues to be an asset-based facility, in which borrowing availability varies according to the levels of inventory and accounts receivable, and matures on April 29, 2016.  The 2013 Credit Facility increases the letter of credit sublimit to $750 million from $500 million and provides that the Company may at any time prior to the maturity date request that the aggregate size of the facility be increased by an additional amount not to exceed $400 million.

11.  Long-Term Debt

($ in millions)	2012	2011
Issue:
5.65% Senior Notes Due 2020(1)	$400	$400
5.75% Senior Notes Due 2018(1)	300	300
6.375% Senior Notes Due 2036(1)	400	400
6.875% Medium-Term Notes Due 2015	200	200
6.9% Notes Due 2026	2	2
7.125% Debentures Due 2023	255	255
7.4% Debentures Due 2037	326	326
7.625% Notes Due 2097	500	500
7.65% Debentures Due 2016	200	200
7.95% Debentures Due 2017	285	285
9.0% Notes Due 2012	-	230
Total notes and debentures	2,868	3,098
Less: current maturities	-	230
Total long-term debt	$2,868	$2,868

Weighted-average interest rate at year end	6.9%	7.1%
Weighted-average maturity	24 years

(1) Our 2010 and 2007 debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%. These provisions trigger if there were a beneficial ownership change of 50% or more of our common stock and, for the 2010 issuance, if the debt is downgraded from the Company’s credit rating level at the time of issuance, for the 2007 issuances, if the debt was rated non-investment grade.

In August 2012, we repaid $230 million of 9.0% Notes at maturity.  During 2011, there were no issuances of debt and no scheduled debt maturities.

Long-Term Debt Financial Covenants

We have an indenture covering approximately $255 million of long-term debt that contains a financial covenant requiring us to have a minimum of 200% net tangible assets to senior funded indebtedness (as defined in the indenture). This indenture permits our Company to issue additional long-term debt if we are in compliance with the covenant. At year-end 2012, our percentage of net tangible assets to senior funded indebtedness was 304%.

Scheduled Annual Principal Payments on Long-Term Debt

($ in millions)
2013	$-
2014	-
2015	200
2016	200
2017	285
Thereafter	2,183
Total	$2,868

12.  Stockholders’ Equity

Other Comprehensive Income/(Loss)

The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	2012				2011			2010
			Income			Income			Income
			Tax			Tax			Tax
	Gross		(Expense)/	Net	Gross	(Expense)/	Net	Gross	(Expense)/	Net
($ in millions)	Amount		Benefit	Amount	Amount	Benefit	Amount	Amount	Benefit	Amount
REITs
Unrealized gain/(loss) on REITs	$56		$(20)	$36	$82	$(29)	$53	$76	$(27)	$49
Reclassification adjustment for (gain)/loss on REITs included in net income/(loss)	(286)	(1)	102	(184)	-	-	-	-	-	-
Retirement benefit plans
Net actuarial gain/(loss) arising during the period	60		(23)	37	(872)	338	(534)	386	(150)	236
Prior service credit/(cost) arising during the period	(42)		16	(26)	(4)	1	(3)	-	-	-
Reclassification of net prior service (credit)/cost recognized in net income/(loss) from a curtailment	(5)		2	(3)	1	-	1	-	-	-
Reclassification of net actuarial (gain)/loss recognized in net periodic benefit expense/(income) from a settlement	148		(57)	91	-	-	-	-	-	-
Reclassification for amortization of net actuarial (gain)/loss included in net periodic benefit expense/(income)	242		(94)	148	154	(60)	94	254	(99)	155
Reclassification for amortization of prior service (credit)/cost included in net periodic benefit expense/(income)	(13)		5	(8)	(24)	9	(15)	(24)	9	(15)
Total	$160		$(69)	$91	$(663)	$259	$(404)	$692	$(267)	$425

(1) During the second quarter of 2012, the reclassification adjustment for the Simon Property Group, L.P. (SPG) units of $270 million was calculated by using the closing fair market value per SPG unit of $158.13 on July 19, 2012 for the two million REIT units that were redeemed on July 20, 2012.  The REIT units were redeemed at a price of $124.00 per unit (see Note 17).

Accumulated  Other Comprehensive Income/(Loss)

The following table shows the changes in accumulated other comprehensive income/(loss) balances for 2012 and 2011:

	Unrealized			Accumulated Other
	Gain/(Loss)	Net Actuarial	Prior Service	Comprehensive
($ in millions)	on REITs	Gain/(Loss)	Credit/(Cost)	Income/(Loss)
January 29, 2011	$112	$(957)	$40	$(805)
Current period change	53	(440)	(17)	(404)
January 28, 2012	$165	$(1,397)	$23	$(1,209)
Current period change	(148)	276	(37)	91
February 2, 2013	$17	$(1,121)	$(14)	$(1,118)

Common Stock

On a combined basis, our 401(k) savings plan, including our employee stock ownership plan (ESOP), held approximately 11 million shares, or approximately 5.0% of outstanding Company common stock, at February 2, 2013. For the years 2012, 2011 and 2010, we declared dividends of $0.20, $0.80 and $0.80 per share, respectively.

Preferred Stock

We have authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of February 2, 2013 or January 28, 2012.

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

Expected term	7.5 years
Expected volatility	37.00%
Risk-free interest rate	2.47%
Expected dividend yield	2.67%

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

Common Stock Repurchase Program

In February 2011, our Board of Directors authorized a program to repurchase up to $900 million of Company common stock using existing cash and cash equivalents. In the first quarter of 2011, through open market transactions, we repurchased approximately 21 million shares for $787 million. In the second quarter of 2011, we purchased an additional three million shares for $113 million and completed the program on May 6, 2011. As a result of this repurchase program, approximately 24 million total shares were purchased for a total of $900 million at an average share price of $36.98, including commission. Repurchased shares were retired on the date of purchase, and the excess of the purchase price over par value was allocated between reinvested earnings and additional paid-in capital.

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

On September 16, 2011, we entered into a stockholder agreement with Vornado that, among other things, prohibits Vornado from purchasing shares of our common stock and derivative securities whose value is derived from the value of our common stock in excess of 15.4% of the shares of our common stock outstanding and permits Vornado to designate one member of our Board of Directors.  Pursuant to the stockholder agreement, Vornado may vote the number of shares that it owns up to a maximum of 9.9% of the shares of our common stock outstanding and is required to vote the number of any excess shares of our common stock that they beneficially own to be present and voted at stockholder meetings either as recommended by our Board of Directors or in direct proportion to how all other stockholders vote.

13.  Stock-Based Compensation

We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan.  On May 18, 2012, our stockholders approved the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan (2012 Plan), reserving 7 million shares for future grants (1.5 million newly authorized shares plus up to 5.5 million reserved but unissued shares from our prior 2009 Long-Term Incentive Plan (2009 Plan)).  In addition, shares underlying any outstanding stock award or stock option grant cancelled prior to vesting or exercise become available for use under the 2012 Plan.  The 2009 Plan terminated on May 18, 2012, except for outstanding awards, and all subsequent awards have been granted under the 2012 Plan.  As of the end of 2012, there were approximately 6 million shares of stock available for future grant under the 2012 Plan.

Employee stock options and restricted stock awards typically vest over periods ranging from one to three years. The exercise price of stock options and the market value of restricted stock awards are determined based on the closing market price of our common stock on the date of grant. The 2012 Plan does not permit awarding stock options below grant-date market value nor does it allow any repricing subsequent to the date of grant.  Employee stock options have a maximum term of 10 years.

In 2011, the Company approved equity inducement awards outside of the 2009 Plan (Inducement Awards) to our new Chief Executive Officer, President, Chief Operating Officer and Chief Talent Officer.

Our stock option and restricted stock award grants have averaged about 2.7% of outstanding stock over the past three years. We issue new shares upon the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-based Compensation Cost

The components of total stock-based compensation costs are as follows:

($ in millions)	2012		2011		2010
Stock awards	$17		$22		$25
Stock options	33		24		28
Total stock-based compensation	$50	(1)	$46	(2)	$53

Total income tax benefit recognized for stock-based compensation arrangements	$19		$18		$21

(1) Excludes $11 million of stock-based compensation costs reported in restructuring and management transition charges (see Note 16).

(2) Excludes $79 million of stock-based compensation costs reported in restructuring and management transition charges (see Note 16).

Stock Options

The following table summarizes stock option activity during the year ended February 2, 2013:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares (in	Exercise Price	Contractual	Value ($ in
	thousands)	Per Share	Term (in years)	millions)(1)
Outstanding at January 28, 2012	14,667	$38
Granted	2,792	34
Exercised	(2,254)	22
Forfeited/canceled	(1,612)	38
Outstanding at February 2, 2013	13,593	40	4.7	$5
Exercisable at February 2, 2013	10,294	42	3.4	$5

(1) The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year end.

If all outstanding options were exercised, common stock outstanding would increase by 6.2%.  Additional information regarding options outstanding as of February 2, 2013 is as follows:

	Exercisable		Total Outstanding
(Shares in thousands; price is weighted-average exercise price)	Shares	Price	Shares	Price
In-the-money	1,369	$16	1,454	$16
Out-of-the-money(1)	8,925	46	12,139	43
Total options outstanding	10,294	42	13,593	40

(1) Out-of-the-money options are those with an exercise price above the closing price of jcpenney common stock of $19.88 as of February 2, 2013.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2012	2011	2010
Proceeds from stock options exercised	$71	$18	$8
Intrinsic value of stock options exercised	38	28	7
Tax benefit related to stock-based compensation	15	11	3
Excess tax benefits realized on stock-based compensation	12	10	2

As of February 2, 2013, we had $24 million of unrecognized and unearned compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized as expense over the remaining weighted-average vesting period of approximately one year.

Stock Option Valuation

Valuation Method. We estimate the fair value of stock option awards on the date of grant using primarily the binomial lattice model. We believe that the binomial lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior.

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

Our weighted-average fair value of stock options at grant date was $11.49 in 2012, $11.37 in 2011 and $9.03 in 2010 using the binomial lattice valuation model and the following assumptions:

	2012	2011	2010
Weighted-average expected option term	4.9 years	4.5 years	4.5 years
Weighted-average expected volatility	45.30%	41.20%	38.00%
Weighted-average risk-free interest rate	0.87%	1.75%	2.20%
Weighted-average expected dividend yield	1.40%	2.20%	2.20%
Expected dividend yield range	2.0% – 2.1%	1.8% – 2.2%	1.8% – 2.9%

Stock Awards

The following table summarizes our non-vested stock awards activity during the year ended February 2, 2013:

		Weighted-
		Average Grant
(shares in thousands)	Stock Awards	Date Fair Value
Non-vested at January 28, 2012	3,688	$32
Granted	1,891	29
Vested	(907)	32
Forfeited/canceled	(1,210)	33
Non-vested at February 2, 2013	3,462	31

As of February 2, 2013, we had $76 million of unrecognized compensation expense related to unearned employee stock awards, which will be recognized over the remaining weighted-average vesting period of approximately two years. The aggregate market value of shares vested during 2012, 2011 and 2010 was $26 million, $145 million and $8 million, respectively, compared to an aggregate grant date fair value of $29 million, $111 million and $12 million, respectively.

14.  Leases

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

($ in millions)	2012	2011	2010
Real property base rent and straight-lined step rent expense	$233	$243	$244
Real property contingent rent expense (based on sales)	10	16	16
Personal property rent expense	67	64	61
Total rent expense	$310	$323	$321
Less: sublease income(1)	(16)	(18)	(17)
Net rent expense	$294	$305	$304

(1) Sublease income is reported in real estate and other, net.

As of February 2, 2013, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and capital leases were as follows:

($ in millions)	Operating Leases
2013	$252
2014	221
2015	184
2016	156
2017	126
Thereafter	1,937
Less: sublease income	(130)
Total minimum lease payments	$2,746

($ in millions)	Capital Leases
2013	$30
2014	29
2015	39
2016	16
2017	8
Thereafter	2
Less: sublease income	-
Total minimum lease payments	124
Less: amounts representing interest	(13)
Present value of net minimum lease obligations	$111

15.  Retirement Benefit Plans

We provide retirement pension benefits, postretirement health and welfare benefits, as well as 401(k) savings, profit-sharing and stock ownership plan benefits to various segments of our workforce. Retirement benefits are an important part of our total compensation and benefits program designed to retain and attract qualified, talented employees. Pension benefits are provided through defined benefit pension plans consisting of a non-contributory qualified pension plan (Primary Pension Plan) and, for certain management employees, non-contributory supplemental retirement plans, including a 1997 voluntary early retirement plan. Retirement and other benefits include:

Defined Benefit Pension Plans
Primary Pension Plan – funded
Supplemental retirement plans – unfunded

Other Benefit Plans
Postretirement benefits – medical and dental
Defined contribution plans:
401(k) savings, profit-sharing and stock ownership plan
Deferred compensation plan

Defined Benefit Pension Plans

Primary Pension Plan — Funded

The Primary Pension Plan is a funded non-contributory qualified pension plan, initiated in 1966 and closed to new entrants on January 1, 2007. The plan is funded by Company contributions to a trust fund, which are held for the sole benefit of participants and beneficiaries.

Supplemental Retirement Plans — Unfunded

We have unfunded supplemental retirement plans, which provide retirement benefits to certain management employees. We pay ongoing benefits from operating cash flow and cash investments. The plans are a Supplemental Retirement Program and a Benefit Restoration Plan. Participation in the Supplemental Retirement Program is limited to employees who were annual incentive-eligible management employees as of December 31, 1995. Benefits for these plans are based on length of service and final average compensation. The Benefit Restoration Plan is intended to make up benefits that could not be paid by the Primary Pension Plan due to governmental limits on the amount of benefits and the level of pay considered in the calculation of benefits. The Supplemental Retirement Program is a non-qualified plan that was designed to allow eligible management employees to retire at age 60 with retirement income comparable to the age 65 benefit provided under the Primary Pension Plan and Benefit Restoration Plan. In addition, the Supplemental Retirement Program offers participants who leave between ages 60 and 62 benefits equal to the estimated social security benefits payable at age 62. The Supplemental Retirement Program also continues Company-paid term life insurance at a declining rate until it is phased out at age 70. Employee-paid term life insurance through age 65 is continued under a separate plan (Supplemental Term Life Insurance Plan for Management Profit-Sharing Employees).

Voluntary Early Retirement Program (VERP)

In August 2011, we announced a VERP under which approximately 8,000 eligible employees had between September 1, 2011 and October 15, 2011 to elect to participate. For the approximately 4,000 employees who elected to accept the VERP, we incurred a total charge of $176 million for enhanced retirement benefits which was recorded in the line item restructuring and management transition in the Consolidated Statements of Operations (see Note 16). Enhanced retirement benefits of $133 million related to our Primary Pension Plan decreased our overfunded status of the plan. Enhanced retirement benefits of $36 million and $7 million related to our unfunded Supplemental Retirement Program and Benefit Restoration Plan, respectively, increased the projected benefit obligation (PBO) of these plans. In addition, we also incurred curtailment charges totaling $1 million related to our Supplemental Retirement Program and Benefit Restoration Plan as a result of the reduction in the expected years of future service related to these plans. These curtailment charges were recorded in the line item restructuring and management transition in the Consolidated Statements of Operations (see Note 16). As a result of these curtailments, the liabilities for our Supplemental Retirement Program and Benefit Restoration Plan were remeasured as of October 15, 2011. The discount rate used for the October 15 remeasurements was 5.06% as compared to the year-end 2010 discount rate of 5.65%. As of October 15, 2011, the PBOs of our Supplemental Retirement Program and Benefit Restoration Plan were increased by $71 million and $24 million, respectively.

Curtailments

During the first half of 2012, we took actions to reduce our work force.  During the third quarter of 2012, when substantially all employee exits were completed, we recorded a net curtailment gain of $7 million due to the reduction in the expected years of future service related to our retirement benefit plans.  The net curtailment gain is included in the line item restructuring and management transition in the Consolidated Statements of Operations (see Note 16).  The curtailments resulted in reductions in the PBOs of our Primary Pension Plan, non-qualified supplemental plans and the postretirement health and welfare plan of $80 million, $13 million and $2 million, respectively.  As a result of these curtailments, the liabilities for our retirement benefit plans were remeasured as of September 30, 2012 using a discount rate of 4.25% compared to the year-end 2011 discount rate of 4.82%.  As a result of the remeasurements, the PBOs of our Primary Pension Plan and the non-qualified supplemental plans were increased by $166 million and $55 million, respectively, which was offset by a decrease in our PBO for our post-retirement health and welfare plan by $5 million.  As of September 30, 2012, the PBO’s of our Primary Pension Plan, non-qualified supplemental plans and postretirement health and welfare plan were $5,550 million, $300 million and $18 million, respectively.

Primary Pension Plan Lump-Sum Payment Offer

In September 2012, as a result of a plan amendment, we offered approximately 35,000 participants in the Primary Pension Plan who separated from service and had a deferred vested benefit as of August 31, 2012 the option to receive a lump-sum settlement payment. These participants had until November 30, 2012 to elect to receive the lump-sum settlement payment with the payments to be made by the Company beginning on December 4, 2012 using assets from the Primary Pension Plan.  As a result of the approximately 25,000 participants who elected the lump-sum settlements, we made payments totaling $439 million from the Primary Pension Plan’s assets and recognized settlement expense of $148 million for unrecognized actuarial losses.  We also amended the Primary Pension Plan to allow for participants that separate from the Company on or after September 1, 2012 the option of a lump-sum settlement payment from the plan.  The amendment also provided for automatic lump-sum settlement payments for participants with vested balances less than $5,000.

Pension Expense/(Income) for Defined Benefit Pension Plans

Pension expense is based upon the annual service cost of benefits (the actuarial cost of benefits attributed to a period) and the interest cost on plan liabilities, less the expected return on plan assets for the Primary Pension Plan. Differences in actual experience in relation to assumptions are not recognized immediately but are deferred and amortized over the average remaining service period of approximately eight years for the Primary Pension Plan, subject to a corridor as permitted under GAAP pension plan accounting.

The components of net periodic benefit expense/(income) for our Primary Pension Plan and our non-contributory supplemental pension plans are as follows:

($ in millions)
Primary Pension Plan	2012	2011	2010
Service cost	$87	$88	$88
Interest cost	242	247	248
Expected return on plan assets	(382)	(385)	(352)
Amortization of actuarial loss/(gain)	220	137	237
Settlement expense	148	-	-
Net periodic benefit expense/(income)	$315	$87	$221

Supplemental Pension Plans
Service cost	$1	$2	$1
Interest cost	13	13	14
Amortization of actuarial loss/(gain)	23	18	18
Amortization of prior service cost/(credit)	1	1	1
Net periodic benefit expense/(income)	$38	$34	$34

Primary and Supplemental Pension Plans Total
Service cost	$88	$90	$89
Interest cost	255	260	262
Expected return on plan assets	(382)	(385)	(352)
Amortization of actuarial loss/(gain)	243	155	255
Amortization of prior service cost/(credit)	1	1	1
Settlement charge	148	-	-
Net periodic benefit expense/(income)	$353	$121	$255

The defined benefit plan pension expense shown in the above table is included as a separate line item on the Consolidated Statements of Operations.

Assumptions

The weighted-average actuarial assumptions used to determine expense were as follows:

	2012		2011		2010
Expected return on plan assets	7.5%		7.5%		8.4%
Discount rate	4.82%	(1)	5.65%	(2)	5.90%
Salary increase	4.7%		4.7%		4.7%

(1) The discount rate used was revised to 4.25% on the remeasurement date of September 30, 2012 as a result of the curtailments.

(2) The discount rate used for the Supplemental Retirement Program and Benefit Restoration Plan was revised to 5.06% on the remeasurement date of October 15, 2011 as a result of the VERP.

The expected return on plan assets is based on the plan’s long-term asset allocation policy, historical returns for plan assets and overall capital market returns, taking into account current and expected market conditions. In 2010 and 2009, the expected return on plan assets was 8.4%, which was reduced from the 2008 rate of 8.9% as a result of the negative returns in the capital markets and lowered expected future returns. For 2012 and 2011, we further reduced the expected rate of return assumption to 7.5% from 8.4% to align our expected rate of return with our new asset allocation targets. The expected return assumption for 2013 is further reduced from 7.5% to 7.0% given our new asset allocation targets and updated expected capital markets return assumptions.

The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). The discount rate used was based on an externally published yield curve determined by the plan’s actuary. The yield curve is a hypothetical AA yield curve represented by a series of bonds maturing from six months to 30 years, designed to match the corresponding pension benefit cash payments to retirees.   Beginning with the remeasurement on September 30, 2012, the discount rate used was based on a hypothetical AA yield curve represented by a series of bonds maturing over the next 30 years, designed to match the corresponding pension benefit cash payments to retirees.

The salary progression rate to measure pension expense was based on age ranges and projected forward.

Funded Status

As of the end of 2012, the funded status of the Primary Pension Plan was just under 100%. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Under the Employee Retirement Income Security Act of 1974 (ERISA), the funded status of the plan exceeded 100% as of December 31, 2012 and 2011, the qualified pension plan’s year end.  The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Primary Pension Plan and supplemental pension plans:

	Primary Pension Plan				Supplemental Plans
($ in millions)	2012		2011		2012		2011
Change in PBO
Beginning balance	$5,297		$4,488		$309		$222
Service cost	87		88		1		2
Interest cost	242		247		13		13
Special termination benefits	-		133		-		43
Amendments	42		-		-		3
Curtailments	(80)		-		(13)		-
Settlements	(439)		-		-		-
Actuarial loss/(gain)	204		612		59		65
Benefits (paid)	(311)		(271)		(66)		(39)
Balance at measurement date	$5,042		$5,297		$303		$309

Change in fair value of plan assets
Beginning balance	$5,176		$5,251		$-		$-
Company contributions	-		-		66		39
Actual return on assets(1)	609		196		-		-
Settlements	(439)		-		-		-
Benefits (paid)	(311)		(271)		(66)		(39)
Balance at measurement date	$5,035		$5,176		$-		$-
Funded status of the plan	$(7)	(2)	$(121)	(2)	$(303)	(3)	$(309)	(3)

(1) Includes plan administrative expenses.

(2) Included in other liabilities in the Consolidated Balance Sheets.

(3) $53 million in 2012 and $45 million in 2011 were included in other accounts payable and accrued expenses on the Consolidated Balance Sheets, and the remaining amounts were included in other liabilities.

In 2012, the funded status of the Primary Pension Plan increased to a liability of $7 million from a liability of $121 million as a result of the lump-sum benefit payments made from the plan, a decrease in the number of employees accruing benefits under the plan following the reductions in our workforce and a higher actual return of plan assets offset by a decrease in our discount rate. The actual one-year return on pension plan assets at the measurement date was 13.0% in 2012, bringing the cumulative return since inception of the plan to 9.0%.

The following pre-tax amounts were recognized in accumulated other comprehensive income/(loss) as of the end of 2012 and 2011:

	Primary Pension Plan			Supplemental Plans
($ in millions)	2012		2011	2012		2011
Net loss	$1,679	(1)	$2,148	$185	(1)	$163
Prior service cost	42		1	3		4
Total	$1,721		$2,149	$188		$167

(1) Approximately $158 million for the Primary Pension Plan and $24 million for the supplemental plans are expected to be amortized from accumulated other comprehensive income/loss into net periodic benefit expense/(income) in 2013.

Assumptions to Determine Obligations

The weighted-average actuarial assumptions used to determine benefit obligations for each of the years below were as follows:

	2012	2011	2010
Discount rate	4.19%	4.82%	5.65%
Salary progression rate	4.7%	4.7%	4.7%

We use the Retirement Plans 2000 Table of Combined Healthy Lives (RP 2000 Table), projected using Scale AA to forecast mortality improvements into the future to 2019 for annuitants and 2027 for non-annuitants.

Accumulated Benefit Obligation (ABO)

The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for our Primary Pension Plan was $4.7 billion and $4.9 billion as of the end of 2012 and 2011, respectively. At the end of 2012, plan assets of $5.0 billion for the Primary Pension Plan were above the ABO. The ABO for our unfunded supplemental pension plans was $268 million and $272 million as of the end of 2012 and 2011, respectively.

Primary Pension Plan Asset Allocation

The target allocation ranges for each asset class as of the end of 2012 and the fair value of each asset class as a percent of the total fair value of pension plan assets were as follows:

	2012 Target	Plan Assets
Asset Class	Allocation Ranges	2012	2011
Equity	40% -60%	48%	54%
Fixed income	35% -50%	43%	38%
Real estate, cash and other	0% - 10%	9%	8%
Total		100%	100%

Asset Allocation Strategy

The pension plan’s investment strategy is designed to provide a rate of return that, over the long term, increases the ratio of plan assets to liabilities by maximizing investment return on assets, at an appropriate level of volatility risk. The plan’s asset portfolio is actively managed and invested primarily in equity securities, which have historically provided higher returns than debt portfolios, balanced with fixed income (i.e., debt securities) and other asset classes to maintain an efficient risk/return diversification profile. In 2011 and 2012, we shifted 15% and 5%, respectively, of the plan’s target allocation from equities into fixed income. This shift in allocation was another step towards lowering the plan’s volatility risk and matching the plan’s investment strategy with a maturing liability profile. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth-oriented and value-oriented investments and U.S. and non-U.S. securities. Investment types, including high-yield versus investment-grade debt securities, illiquid assets such as real estate, the use of derivatives and Company securities are set forth in written guidelines established for each investment manager and monitored by the plan’s management team. In 2011, the plan exited all of the remaining Company’s stock associated with the 2009 voluntary contribution of jcpenney common stock to the plan. ERISA rules allow plans to invest up to 10% of a plan’s assets in their company’s stock. The plan’s asset allocation policy is designed to meet the plan’s future pension benefit obligations. Under the policy, asset classes are periodically reviewed and rebalanced as necessary, to ensure that the mix continues to be appropriate relative to established targets and ranges.

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

Fair Value of Primary Pension Plan Assets

The tables below provide the fair values of the Primary Pension Plan’s assets as of the end of 2012 and 2011, by major class of asset.

	Investments at Fair Value at February 2, 2013
($ in millions)	Level 1(1)	Level 2(1)	Level 3	Total
Assets
Cash	$31	$-	$-	$31
Common collective trusts	-	47	-	47
Cash and cash equivalents total	31	47	-	78
Common collective trusts – domestic	-	161	-	161
Common collective trusts – international	-	407	-	407
Equity securities – domestic	1,325	-	-	1,325
Equity securities – international	210	6	-	216
Private equity	-	-	297	297
Equity securities total	1,535	574	297	2,406
Common collective trusts	-	1,171	-	1,171
Corporate bonds	-	871	10	881
Swaps	-	216	-	216
Government securities	-	49	-	49
Corporate loans	-	26	12	38
Municipal bonds	-	54	-	54
Mortgage backed securities	-	8	-	8
Other fixed income	3	35	-	38
Fixed income total	3	2,430	22	2,455
Public REITs	133	-	-	133
Private real estate	-	17	231	248
Real estate total	133	17	231	381
Total investment assets at fair value	$1,702	$3,068	$550	$5,320
Liabilities
Swaps	$-	$(216)	$-	$(216)
Other fixed income	-	(54)	-	(54)
Fixed income total	-	(270)	-	(270)
Total liabilities at fair value	$-	$(270)	$-	$(270)
Accounts payable, net				(15)
Total net assets				$5,035

(1)  There were no significant transfers in or out of level 1 or 2 investments.

	Investments at Fair Value at January 28, 2012
($ in millions)	Level 1(1)	Level 2(1)	Level 3	Total
Assets
Cash	$6	$-	$-	$6
Common collective trusts	-	20	-	20
Cash and cash equivalents total	6	20	-	26
Common collective trusts – domestic	-	363	-	363
Common collective trusts – international	-	400	-	400
Equity securities – domestic	1,379	-	-	1,379
Equity securities – international	335	14	-	349
Private equity	-	-	299	299
Equity securities total	1,714	777	299	2,790
Common collective trusts	-	1,070	-	1,070
Corporate bonds	-	710	9	719
Swaps	-	104	-	104
Municipal bonds	-	80	-	80
Mortgage backed securities	-	42	-	42
Corporate loans	-	10	27	37
Government securities	-	8	-	8
Other fixed income	-	4	-	4
Fixed income total	-	2,028	36	2,064
Public REITs	106	-	-	106
Private real estate	-	44	255	299
Real estate total	106	44	255	405
Total investment assets at fair value	$1,826	$2,869	$590	$5,285
Liabilities
Swaps	$-	$(106)	$-	$(106)
Other fixed income	-	(2)	-	(2)
Fixed income total	-	(108)	-	(108)
Total liabilities at fair value	$-	$(108)	$-	$(108)
Accounts payable, net				(1)
Total net assets				$5,176

(1)  There were no significant transfers in or out of level 1 or 2 investments.

Following is a description of the valuation methodologies used for Primary Pension Plan assets measured at fair value.

Cash – Cash is valued at cost which approximates fair value, and is classified as level 1 of the fair value hierarchy.

Common Collective Trusts – Common collective trusts are pools of investments within cash equivalents, equity and fixed income that are benchmarked relative to a comparable index. They are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets. The underlying assets are valued at net asset value (NAV) and are classified as level 2 of the fair value hierarchy.

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

Corporate Bonds – Corporate bonds and Corporate loans are valued at a price which is based on observable market information in primary markets or a broker quote in an over-the-counter market, and are classified as level 2 or level 3 of the fair value hierarchy.

Swaps – swap contracts are based on broker quotes in an over-the-counter market and are classified as level 2 of the fair value hierarchy.

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

Other fixed income - non-mortgage asset backed securities, collateral held in short-term investments for derivative contract and derivatives composed of futures contracts, option contracts and other fix income derivates valued at a price based on observable market information or a broker quote in an over-the-counter market and classified as level 2 of the fair value hierarchy.

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

The following tables set forth a summary of changes in the fair value of the Primary Pension Plan’s level 3 investment assets:

	2012
	Private	Real	Corporate	Corporate
($ in millions)	Equity	Estate	Loans	Bonds
Balance, beginning of year	$299	$255	$27	$9
Transfers, net	-	3	-	-
Realized gains/(loss)	33	-	(1)	(1)
Unrealized (losses)/gains	(5)	7	-	-
Purchases and issuances	47	6	3	6
Sales, maturities and settlements	(77)	(40)	(17)	(4)
Balance, end of year	$297	$231	$12	$10

	2011
	Private	Real	Corporate	Corporate
($ in millions)	Equity	Estate	Loans	Bonds
Balance, beginning of year	$291	$251	$3	$1
Transfers, net	-	-	2	9
Realized gains/(loss)	33	10	-	-
Unrealized (losses)/gains	(17)	24	-	(1)
Purchases and issuances	53	12	30	3
Sales, maturities and settlements	(61)	(42)	(8)	(3)
Balance, end of year	$299	$255	$27	$9

Contributions

Our policy with respect to funding the Primary Pension Plan is to fund at least the minimum required by ERISA rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Consistent with our discretionary contribution practice, on May 24, 2010, we used net proceeds of approximately $392 million from the issuance of $400 million of 5.65% Senior Notes due 2020 to make a voluntary cash contribution to the Primary Pension Plan. Due to our past funding of the pension plan and overall positive growth in plan assets since plan inception, there will not be any required cash contribution for funding of plan assets in 2013 under ERISA, as amended by the Pension Protection Act of 2006.

Our contributions to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2013 are anticipated to be approximately $53 million. Benefits are paid in the form of five equal annual installments to participants and no election as to the form of benefit is provided for in the unfunded plans.  The following sets forth our estimated future benefit payments:

	Primary	Supplemental
($ in millions)	Plan Benefits	Plan Benefits
2013	$358	$53
2014	359	49
2015	360	48
2016	362	42
2017	366	18
2018-2022	1,794	87

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

Postretirement Plan (Income)

($ in millions)	2012	2011	2010
Interest cost	$1	$1	$1
Amortization of acruarial loss/(gain)	(1)	(1)	(1)
Amortization of prior service cost/(credit)	(14)	(25)	(25)
Net periodic benefit expense/(income)	$(14)	$(25)	$(25)

The net periodic postretirement benefit is included in SG&A expenses in the Consolidated Statements of Operations. The discount rates used for the postretirement plan are the same as those used for the defined benefit plans, as disclosed on page 72, for all periods presented.

Funded Status

The table below provides a reconciliation of benefit obligations, plan assets and the funded status of the postretirement plan. The accumulated postretirement benefit obligation (APBO) is the present value of benefits earned to date by plan participants.

Obligations and Funded Status

($ in millions)	2012		2011
Change in APBO
Beginning balance	$24		$15
Interest cost	1		1
Participant contributions	14		11
Curtailments	(2)		-
Actuarial (gain)/loss	(3)		9
Benefits (paid)	(16)		(12)
Balance at measurement date	$18		$24
Change in fair value of plan assets
Beginning balance	$-		$-
Participant contributions	14		11
Company contributions	2		1
Benefits (paid)	(16)		(12)
Balance at measurement date	$-		$-
Funded status of the plan	$(18)	(1)	$(24)	(1)

(1) Of the total accrued liability, $2 million for 2012 and $3 million for 2011 was included in other accounts payable and accrued expenses in the Consolidated Balance Sheets, and the remaining amounts were included in other liabilities.

The following pre-tax amounts were recognized in accumulated other comprehensive income/(loss) as of the end of 2012 and 2011:

($ in millions)	2012		2011
Net loss/(gain)	$(7)	(1)	$(5)
Prior service cost/(credit)	(23)	(1)	(43)
Total	$(30)		$(48)

(1) In 2013, approximately $(1) million of net loss/(gain) and $(8) million of prior service cost/(credit) for the postretirement plan are expected to be amortized from accumulated other comprehensive loss into net periodic postretirement benefit (income).

Cash Contributions

The postretirement benefit plan is not funded and is not subject to any minimum regulatory funding requirements. We estimate that in 2013 we will contribute $2 million toward retiree medical premiums.

Estimated Future Benefit Payments

Other
Postretirement
($ in millions)	Benefits
2013	$2
2014	2
2015	2
2016	2
2017	2
2018-2022	8

Defined Contribution Plans

The Savings, Profit-Sharing and Stock Ownership Plan (Savings Plan) is a qualified defined contribution plan, a 401(k) plan, available to all eligible employees. Effective January 1, 2007, all employees who are age 21 or older are immediately eligible to participate in and contribute a percentage of their pay to the Savings Plan. Eligible employees, who have completed one year and at least 1,000 hours of service within an eligibility period, are offered a fixed matching contribution each pay period equal to 50% of up to 6% of pay contributed by the employee. Matching contributions are credited to employees’ accounts in accordance with their investment elections and fully vest after three years. We may make additional discretionary matching contributions.

The Savings Plan includes a non-contributory retirement account. Participants who are hired or rehired on or after January 1, 2007 and who have completed at least 1,000 hours of service within an eligibility period receive a Company contribution in an amount equal to 2% of the participants’ annual pay. This Company contribution is in lieu of the primary pension benefit that was closed to employees hired or rehired on or after that date. Participating employees are fully vested after three years.

In addition to the Savings Plan, we sponsor the Mirror Savings Plan, which is a non-qualified contributory unfunded defined contribution plan offered to certain management employees. This plan supplements retirement savings under the Savings Plan for eligible management employees who choose to participate in it. The plan’s investment options generally mirror the traditional Savings Plan investment options. As of the end of 2012, the unamortized balance within accumulated other comprehensive income/(loss) for the plan was $21 million. Similar to the supplemental retirement plans, the Mirror Savings Plan benefits are paid from our operating cash flow and cash investments.

The expense for these plans, which was predominantly included in SG&A expenses on the Consolidated Statements of Operations, was as follows:

($ in millions)	2012	2011	2010
Savings Plan – 401(k)	$43	$52	$41
Savings Plan – retirement account	11	11	12
Mirror Savings Plan	3	4	3
Total	$57	$67	$56

16.  Restructuring and Management Transition

The composition of restructuring and management transition charges was as follows:

				Cumulative
				Amount Through
($ in millions)	2012	2011	2010	2012
Supply chain	$19	$41	$-	$60
Catalog and catalog outlet stores	-	34	21	55
Home office and stores	109	41	4	154
Software and systems	36	-	-	36
Store fixtures	78	-	-	78
Management transition	41	130	-	171
Voluntary early retirement program (VERP)	-	179	-	179
Other	15	26	7	48
Total	$298	$451	$32	$781

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, during 2012 and 2011, we recorded charges of $19 million and $41 million, respectively, related to increased depreciation, termination benefits and unit closing costs. Increased depreciation resulted from shortening the useful lives of assets related to the closing and consolidating of selected facilities. This restructuring activity was completed during the third quarter of 2012.

Catalog and catalog outlet stores

In the fourth quarter of 2010, we announced our plan to exit the catalog outlet stores and wind down our catalog business. As a result, in 2010 we recorded $17 million of increased depreciation and $4 million of employee severance. Increased depreciation resulted from shortening the useful lives of assets associated with our catalog and catalog outlet stores. On October 16, 2011, we sold the assets related to the operations of our catalog outlet stores.  We sold fixed assets and inventory with combined net book values of approximately $31 million, for a total purchase price of $7 million, which resulted in a loss of $24 million.  During 2011, we also recorded $10 million of severance costs related to the sale of our outlet stores. This restructuring activity was completed in 2011.

Home office and stores

During 2012, 2011 and 2010, we recorded $109 million, $41 million and $4 million, respectively, of net charges associated with employee termination benefits for actions to reduce our store and home office expenses.  During the third quarter of 2012, when substantially all employee exits related to 2012 were completed, we recorded a net curtailment gain of $7 million (see Note 15).  The net curtailment gain was more than offset by charges associated with employee termination benefits of $116 million.

Software and systems

During 2012, we recorded a charge of $36 million related to the disposal of software and systems that based on our evaluation no longer support our new strategy.  Included in this amount is $3 million of consulting fees related to that evaluation.

Store fixtures

During 2012, we recorded $53 million of charges related to the removal of store fixtures in our department stores. In addition, we recorded $25 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that are expected to be replaced throughout 2013 with the build out of additional shops.  As we continue to design and implement new shops in conjunction with our efforts to re-organize our department stores, we anticipate additional store fixture write-offs and increased depreciation.

Management transition

During 2012 and 2011, we implemented several changes within our management leadership team that resulted in management transition costs of $41 million and $130 million, respectively for both incoming and outgoing members of management.  Ronald B. Johnson became Chief Executive Officer on November 1, 2011, succeeding Myron E. Ullman, III. Mr. Ullman was Executive Chairman of the Board of Directors until January 27, 2012, at which time he retired from the Company.  During 2011, we incurred transition charges of $53 million and $29 million related to Mr. Johnson and Mr. Ullman, respectively. In October 2011, Michael R. Francis was appointed President and as part of his employment package, he was awarded a one-time sign-on bonus of $12 million. In November 2011, Michael W. Kramer and Daniel E. Walker were appointed Chief Operating Officer and Chief Talent Officer, respectively, and as part of their respective employment packages, they were awarded one-time sign-on bonuses of $4 million and $8 million, respectively.  In 2012 and 2011, we recorded $41 million and $24 million, respectively, of management transition charges related to other members of management.

VERP

As a part of several restructuring and cost-savings initiatives designed to reduce salary and related costs across the Company, in August of 2011 we announced a VERP which was offered to approximately 8,000 eligible employees.  In the third quarter of 2011, we incurred a total charge of $179 million related to the VERP.  Charges included $176 million related to enhanced retirement benefits for the approximately 4,000 employees who accepted the VERP, $1 million related to curtailment charges for our non-qualified supplemental pension plans as a result of the reduction in the expected years of future service related to these plans, and $2 million of costs associated with administering the VERP.  This restructuring activity was completed in 2011.

Other

During 2012, 2011 and 2010, we recorded miscellaneous restructuring charges of $15 million, $26 million and $7 million, respectively.  These charges were primarily related to the closing and consolidating of facilities related to our custom decorating operations, the exit of our specialty websites CLADTM and Gifting GraceTM and the closure of our Pittsburgh, Pennsylvania customer call center.

Activity for the restructuring and management transition liability for 2012 and 2011 was as follows:

		Catalog
		and Catalog	Home		Software
	Supply	Outlet	Office		and	Store	Management
($ in millions)	Chain	Stores	and Stores	VERP	Systems	Fixtures	Transition	Other	Total
January 29, 2011	$-	$4	$4	$-	$-	$-	$-	$-	$8
Charges	41	34	41	179	-	-	130	26	451
Cash payments	(10)	(12)	(17)	(2)	-	-	(41)	(3)	(85)
Non-cash	(28)	(26)	-	(177)	-	-	(79)	(4)	(314)
January 28, 2012	3	-	28	-	-	-	10	19	60
Charges	19	-	109	-	36	78	41	15	298
Cash payments	(18)	-	(137)	-	(3)	-	(42)	(19)	(219)
Non-cash	(2)	-	4	-	(33)	(78)	(9)	(3)	(121)
February 2, 2013	$2	$-	$4	$-	$-	$-	$-	$12	$18

Non-cash amounts represent charges that do not result in cash expenditures including increased depreciation and write-off of store fixtures and IT software and systems, stock-based compensation and curtailment gains on pension plans.

17.  Real Estate and Other, Net

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

($ in millions)	2012	2011	2010
Gain on sale or redemption of non-operating assets, net:
Redemption of Simon Property Group, L.P. (SPG) REIT units	$(200)	$-	$-
Sale of CBL & Associates Properties, Inc. (CBL) REIT shares	(15)	-	-
Sale of leveraged lease assets	(28)	-	-
Sale of investments in joint ventures	(151)	-	-
Sale of building	(3)	-	-
Net gain on sale or redemption of non-operating assets	(397)	-	-
Dividend income from REITs	(6)	(10)	(8)
Investment income from joint ventures	(11)	(13)	(15)
Net gain on sale of operating assets	-	(6)	(8)
Store impairments (Note 9)	26	58	3
Operating asset impairments	60	-	-
Other	4	(8)	-
Real estate and other (income)/expense, net	$(324)	$21	$(28)

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

See Note 9 for the related fair value disclosures and Note 12 for the net unrealized gains on our REIT assets.

Leveraged Leases

During the third quarter of 2012, we sold all of our leveraged lease assets for $146 million, net of fees. The investments in the leveraged lease assets as of the dates of the sales were $118 million and were recorded in Other assets in the Consolidated Balance Sheets. In connection with the sales, we recorded a net gain of $28 million.

Joint Ventures

During the third quarter of 2012, we sold our investments in four joint ventures that own regional mall properties for $90 million, resulting in net gains totaling $151 million.  The gain exceeded the cash proceeds as a result of distributions of cash related to refinancing transactions in prior periods that were recorded as net reductions in the carrying amount of the investments. The cumulative net book value of the joint venture investments was a negative  $61 million and was included in Other liabilities in the Consolidated Balance Sheets.

Building

During the third quarter of 2012, we sold a building used in our former drugstore operations with a net book value of zero for $3 million resulting in a net gain of $3 million.

Operating Assets

During the fourth quarter of 2012, we wrote off $60 million of store-related operating assets that are no longer being used in our operations.

18.  Income Taxes

The components of our income tax expense/(benefit) for continuing operations were as follows:

($ in millions)	2012	2011	2010
Current
Federal and foreign	$(95)	$60	$92
State and local	79	16	(4)
Total current	(16)	76	88
Deferred
Federal and foreign	(465)	(130)	92
State and local	(70)	(23)	23
Total deferred	(535)	(153)	115
Total	$(551)	$(77)	$203

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is as follows:

(percent of pre-tax income/(loss))	2012	2011	2010
Federal income tax at statutory rate	(35.0)%	(35.0)%	35.0%
State and local income tax, less federal income tax benefit	(3.7)	(1.8)	2.1
State valuation allowance, less federal income tax benefit	4.3	-	-
Tax effect of dividends on ESOP shares	(0.1)	(1.9)	(0.8)
Non-deductible management transition costs	-	11.3	-
Wage credits	(0.3)	(5.2)	(1.1)
Other permanent differences and credits	(1.1)	(1.0)	(0.3)
Effective tax rate for continuing operations	(35.9)%	(33.6)%	34.9%

Our deferred tax assets and liabilities were as follows:

($ in millions)	2012	2011
Assets
Merchandise inventory	$42	$102
Accrued vacation pay	28	34
Gift cards	46	49
Stock-based compensation	78	87
State taxes	39	39
Workers’ compensation/general liability	92	91
Accrued rent	29	26
Mirror savings plan	22	24
Pension and other retiree obligations	135	187
Net operating loss carryforward	588	65
Other	81	69
Total deferred tax assets	1,180	773
Valuation allowance	(66)	-
Total net deferred tax assets	1,114	773
Liabilities
Depreciation and amortization	(1,314)	(1,172)
Leveraged leases/tax benefit transfers	(63)	(140)
Capitalized Advertising	(4)	(4)
Unrealized gain on REITs	(9)	(91)
Other	(6)	(9)
Total deferred tax liabilities	(1,396)	(1,416)
Total net deferred tax (liabilities)	$(282)	$(643)

We establish a valuation allowance if either it is more likely than not that the deferred tax asset will expire before we are able to realize their benefits, or the future deductibility is uncertain.  The valuation allowance as of February 2, 2013 was related to net operating losses in certain separate filing states.

As of the end of fiscal 2012, we have a  U.S. federal net operating loss carryforward of approximately $1.2 billion.  This net operating loss carryforward expires in fiscal 2032.  As of the end of fiscal 2012, we also have state net operating losses of varying amounts, generating a state tax benefit of $115 million (net of federal tax impact), $66 million of which are offset by a valuation allowance due to uncertain recoverability.

Deferred tax assets and liabilities included in our Consolidated Balance Sheets were as follows:

($ in millions)	2012	2011
Other current assets	$106	$245
Other long-term liabilities	(388)	(888)
Net deferred tax liabilities	$(282)	$(643)

A reconciliation of unrecognized tax benefits is as follows:

($ in millions)	2012	2011	2010
Beginning balance	$110	$162	$165
Additions for tax positions related to the current year	-	-	-
Additions for tax positions of prior years	5	10	21
Reductions for tax positions of prior years	(11)	(14)	(5)
Settlements and effective settlements with tax authorities	(24)	(45)	(16)
Expirations of statute	(4)	(3)	(3)
Balance at end of year	$76	$110	$162

As of the end of 2012, 2011 and 2010 the uncertain tax position balance included $54 million, $61 million and $60 million, respectively, that, if recognized, would lower the effective tax rate and would be reduced upon settlement by $19 million, $21 million and $21 million, respectively, related to the federal tax deduction of state taxes. The remaining amounts reflected tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Due to deferred tax accounting, other than any interest or penalties incurred, the disallowance of the shorter deductibility period would not impact the effective tax rate, but would accelerate payment to the taxing authority.

Over the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could be reduced by $2 million if our tax position is sustained upon audit, the controlling statute of limitations expires or we agree to a disallowance.

Accrued interest and penalties related to unrecognized tax benefits included in income tax expense as of the end of 2012, 2011 and 2010 was $4 million, $4 million and $3, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are no longer subject to U.S. federal examinations by tax authorities for years before 2011. The 2009 and 2010 examinations were resolved in 2012. We are audited by the taxing authorities of virtually all states and certain foreign countries and are subject to examination by these taxing jurisdictions for years generally after 2007.

19.  Supplemental  Cash Flow Information

($ in millions)	2012	2011	2010
Supplemental cash flow information
Income taxes received/(paid), net	$202	$(91)	$(50)
Interest received/(paid), net	(230)	(225)	(253)

Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment	12	8	(20)
Purchase of property and equipment and software through capital leases and a note payable	129	4	1

20.  Litigation,  Other Contingencies and Guarantees

Litigation

Macy’s Litigation

On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011.  The Plaintiffs seek primarily to prevent the Company from implementing our partnership agreement with MSLO as it relates to products in the bedding, bath, kitchen and cookware categories.  The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013.  On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Other Legal Proceedings

We are subject to various other legal and governmental proceedings involving routine litigation incidental to our business. Reserves have been established based on our best estimates of our potential liability in certain of these matters. These estimates have been developed in consultation with inـhouse and outside counsel. While no assurance can be given as to the ultimate outcome of these matters, management currently believes that the final resolution of these actions, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Contingencies

As of February 2, 2013, we estimated our total potential environmental liabilities to range from $30 million to $36 million and recorded our best estimate of $30 million in other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Guarantees

As of February 2, 2013, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

In connection with the sale of the operations of our outlet stores, we assigned leases on 10 outlet store locations to the purchaser.  As part of the assignment agreements, we became third guarantor for all 10 of the assigned lease agreements.  In the event of lease default by the purchaser, our maximum obligation under the lease guarantees, as of February 2, 2013, is $20 million, assuming acceleration of all lease payments.  The 10 leases have expiration dates beginning in June 2014 with the last lease expiring in November 2020.

In connection with the redemption of two million of our SPG REIT units (see Note 17), we agreed to make future capital contributions to SPG under certain circumstances.  Capital contributions would be required only if (i) one or more unsecured senior notes or term loans of SPG are in default and (ii) the aggregate amount received and/or realized by the lenders with respect to such notes or loans upon the exhaustion of all other remedies available to them is less than the maximum amount of all capital contribution commitments of the Company and other parties with similar commitments.  Our contribution obligation is subject to a maximum aggregate amount of $360 million, and is proportionate to our share of all similar commitments provided by the Company and other parties. Under certain circumstances, including the disposition of its remaining SPG REIT units, the Company can terminate its obligation.  The possibility that we would be required to make a contribution is considered remote, and as such, no amount has been recorded in the consolidated financial statements.

21.  Quarterly Results of Operations (Unaudited)

The following is a summary of our quarterly unaudited consolidated results of operations for 2012 and 2011:

2012
($ in millions, except EPS)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Total net sales	$3,152		$3,022		$2,927		$3,884
Gross margin	1,186	(1)	1,004	(2)	952		924
SG&A expenses	1,160		1,050		1,087		1,209
Restructuring and management transition(3)	76		159		34		29
Income/(loss) from continuing operations	(163)		(147)	(4)	(123)	(5)	(552)	(6)
Net income/(loss)	$(163)		$(147)		$(123)		$(552)
Diluted earnings/(loss) per share(7)	$(0.75)		$(0.67)		$(0.56)		$(2.51)

2011
($ in millions, except EPS)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Total net sales	$3,943		$3,906		$3,986		$5,425
Gross margin	1,595		1,497		1,489		1,637	(8)
SG&A expenses	1,281		1,243		1,242		1,343
Restructuring and management transition(9)	9		23		265		154
Income/(loss) from continuing operations	64		14		(143)		(87)	(10)
Net income/(loss)	$64		$14		$(143)		$(87)
Diluted earnings/(loss) per share(7)	$0.28		$0.07		$(0.67)		$(0.41)

(1) Includes $53 million of markdowns related to the alignment of inventory with our new strategy.

(2) Includes $102 million of markdowns related to the alignment of inventory with our new strategy.

(3) Restructuring and management transition charges (See Note 16) by quarter for 2012 consisted of the following:

($ in million)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Supply chain	$6	$10	$3	$-
Home office and stores	45	56	4	4
Software and systems	-	36	-	-
Store fixtures	-	42	18	18
Management transition	20	10	6	5
Other	5	5	3	2
Total	$76	$159	$34	$29

(4) Includes a gain of $200 million related to the redemption of REIT units, net of fees, included in real estate and other, net (see Note 17).

(5) Includes a net gain of $197 million related to the sale of non-operating assets, net of fees, included in real estate and other, net (see Note 17).

(6) Includes $26 million of store impairments charges and the write-off of $60 million of operating assets that are no longer being used in our operations recorded in real estate and other, net (see Note 17).

(7) EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(8) Includes $207 million of higher markdowns and merchandise re-ticketing costs associated with implementing our new pricing strategy.

(9) Restructuring and management transition charges (See Note 16) by quarter for 2011 consisted of the following:

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Supply chain	$3	$12	$16	$10
Catalog and catalog outlet stores	3	1	30	-
Home office and stores	1	4	12	24
Management transition	-	2	27	101
VERP	-	-	179	-
Other	2	4	1	19
Total	$9	$23	$265	$154

(10) Includes $58 million of store impairments charges recorded in real estate and other, net (see Note 17).

Exhibit Index

Incorporated by Reference
Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
2.1	Agreement and Plan of Merger dated as of January 23, 2002, between JCP and Company	8-K	001-15274	2	1/28/2002
3.1	Restated Certificate of Incorporation of the Company, as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	Bylaws of Company, as amended to February 22, 2012	8-K	001-15274	3.1	2/27/2012
4.1

Indenture, dated as of October 1, 1982, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)

		10-K	001-00777	4(a)	4/19/1994
4.2

First Supplemental Indenture, dated as of March 15, 1983, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)

		10-K	001-00777	4(b)	4/19/1994
4.3

Second Supplemental Indenture, dated as of May 1, 1984, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)

		10-K	001-00777	4(c)	4/19/1994
4.4

Third Supplemental Indenture, dated as of March 7, 1986, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)

		S-3	033-03882	4(d)	3/11/1986
4.5

Fourth Supplemental Indenture, dated as of June 7, 1991, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)

		S-3	033-41186	4(e)	6/13/1991
4.6

Fifth Supplemental Indenture, dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association) to Indenture dated as of October 1, 1982

		10-K	001-15274	4(o)	4/25/2002
4.7

Indenture, dated as of April 1, 1994, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)

		S-3	033-53275	4(a)	4/26/1994

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
4.8

First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994

		10-K	001-15274	4(p)	4/25/2002
4.9	First Supplemental Indenture dated as of January 27, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994	10-Q	001-15274	4	9/6/2002
4.10	Warrant Purchase Agreement dated June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.1	6/14/2011
4.11	Warrant dated as of June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.2	6/14/2011
10.1	Amended and Restated Credit Agreement dated as of January 27, 2012 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	2/2/2012
10.2	Amended and Restated Guarantee and Collateral Agreement dated as of January 27, 2012 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and JPMorgan Chase Bank, N. A., as Administrative Agent	8-K	001-15274	10.2	2/2/2012
10.3	First Amendment dated as of February 10, 2012 to the Amended and Restated Credit Agreement dated as of January 27, 2012, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the financial institutions named therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	2/16/2012
10.4	Second Amendment dated as of July 20, 2012 to the Amended and Restated Credit Agreement dated as of January 27, 2012, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the financial institutions named therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as LC Agent	10-Q	001-15274	10.3	9/4/2013
10.5	Third Amendment dated as of January 31, 2013 to the Amended and Restated Credit Agreement dated as of January 27, 2012 (as amended through the date hereof, the “Credit Agreement”), among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the financial institutions named therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.2	2/4/2013
10.6

Asset Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., Eckerd Fleet, Inc., CVS Pharmacy, Inc. and CVS Corporation

		10-K	001-15274	10(i)(e)	4/8/2004

Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.7	Stock Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., TDI Consolidated Corporation, and The Jean Coutu Group (PJC) Inc.	10-K	001-15274	10(i)(f)	4/8/2004
10.8	Amendment and Waiver No. 1 to Asset Purchase Agreement dated as of July 30, 2004, among CVS Pharmacy, Inc., CVS Corporation, J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., and Eckerd Fleet, Inc.	10-Q	001-15274	10.1	9/8/2004
10.9	First Amendment to Stock Purchase Agreement dated as of July 30, 2004, among The Jean Coutu Group (PJC) Inc., J. C. Penney Company, Inc., and TDI Consolidated Corporation	10-Q	001-15274	10.2	9/8/2004
10.10	CN Rescission Agreement dated as of August 25, 2004, among CVS Corporation, CVS Pharmacy, Inc., certain CVS affiliates, and J.C. Penney Company, Inc	10-Q	001-15274	10.3	9/8/2004
10.11**	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan	10-K	001-00777	10(k)	4/24/1989
10.12**	J. C. Penney Company, Inc. 1989 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	4/18/1989
10.13**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	001-00777	B	4/20/1993
10.14**	February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan	10-K	001-00777	10(ii)(k)	4/18/1995
10.15**	February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended	10-K	001-00777	10(ii)(k)	4/16/1996
10.16**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	4/18/1995
10.17**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	4/25/1990
10.18**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	4/11/1997
10.19**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	4/11/2001
10.20**	J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/31/2009
10.21**	J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/28/2012
10.22**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated effective July 1, 2007	10-Q	001-15274	10.1	9/12/2007
10.23**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	2/15/2005
10.24**	Form of Notice of Restricted Stock Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.2	2/15/2005
10.25**	Form of Notice of Grant of Stock Option(s) under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	1.3	2/15/2005

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.26**	Form of Director’s election to receive all/portion of annual cash retainer in J. C. Penney Company, Inc. common stock (J. C. Penney Company, Inc. 2001 Equity Compensation Plan)	8-K	001-15274	10.4	2/15/2005
10.27**	Form of Notice of Restricted Stock Award – Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	2/15/2005
10.28**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.6	2/15/2005
10.29**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.7	2/15/2005
10.30**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	2/15/2005
10.31**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.9	2/15/2005
10.32**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	5/24/2005
10.33**	Form of Notice of Grant of Stock Option(s), Special Stock Option Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	5/31/2005
10.34**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	5/31/2005
10.35**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005
10.36**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	9/26/2007
10.37**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.4	3/27/2006
10.38**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	5/19/2006
10.39**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	5/19/2006
10.40**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.3	5/19/2006
10.41**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	5/19/2006
10.42**	Form of Notice of Grant of Stock Options for Executive Officers subject to Executive Termination Pay Agreements under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	8/7/2006

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.43**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/15/2007
10.44**	Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	3/15/2007
10.45**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/15/2008
10.46**	2008 Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	3/7/2008
10.47**	JCP Change in Control Plan, as amended and restated effective March 27, 2008	8-K	001-15274	10.1	4/2/2008
10.48**	JCP 2009 Change in Control Plan	10-K	001-15274	10.60	3/31/2009
10.49**	J. C. Penney Corporation, Inc. Change in Control Plan, effective January 10, 2011	8-K	001-15274	10.1	6/14/2011
10.50**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	5/19/2011
10.51**	Form of Indemnification Trust Agreement between JCP and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended March 30, 1987	Def. Proxy Stmt.	001-00777	Exhbit 1 to Exhibit 2	4/24/1987
10.52**	Second Amendment to Indemnification Trust Agreement between JCP and JPMorgan Chase Bank, effective as of January 27, 2002	10-K	001-15274	10.53	3/31/2009
10.53**	Third Amendment to Indemnification Trust Agreement between Company, JCP and JPMorgan Chase Bank, effective as of June 1, 2008	10-Q	001-15274	10.2	9/10/2008
10.54**	Form of Indemnification Agreement between Company, JCP and individual Indemnities, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	4/25/2002
10.55**	Special Rules for Reimbursements Subject to Code Section 409A under Indemnification Agreement between Company, JCP and individual Indemnities, adopted December 9, 2008	10-K	001-15274	10.56	3/31/2009
10.56**	JCP Mirror Savings Plan, amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.60	3/31/2009
10.57**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008 and as further amended through December 10, 2008	10-K	001-15274	10.62	3/31/2009
10.58**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan, as amended through December 10, 2008	10-K	001-15274	10.65	3/31/2009
10.59**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.2	9/9/2009
10.60**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.3	9/9/2009
10.61**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.4	9/9/2009
10.62	Consumer Credit Card Program Agreement by and between JCP and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	11/6/2009
10.63	First Amendment, dated as of October 29, 2010, to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	10/29/2010

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.64	Second Amendment dated as of January 30, 2013 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009 and as amended by the First Amendment thereto dated as of October 29, 2010	8-K	001-15274	10.1	2/4/2013
10.65**	J. C. Penney Corporation, Inc., Management Incentive Compensation Program, effective January 30, 2011	8-K	001-15274	10.1	1/10/2011
10.66	Stockholders Agreement, dated August 19, 2011, between J. C. Penney Company, Inc. and Pershing Square Capital Management, L.P.	8-K	001-15274	10.1	8/19/2011
10.67	Stockholders Agreement, dated September 16, 2011, between J. C. Penney Company, Inc. and Vornado Realty Trust	8-K	001-15274	10.1	9/19/2011
10.68**	Letter Agreement dated as of June 14, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	10-Q	001-15274	10.2	9/7/2011
10.69**	Letter Agreement between J. C. Penney Company, Inc. and Daniel E. Walker	10-K	001-15274	10.74	3/28/2012
10.70**	Letter Agreement between J. C. Penney Company, Inc. and Michael W. Kramer	10-K	001-15274	10.75	3/28/2012
10.71**	Executive Termination Pay Agreement between J. C. Penney Corporation, Inc. and Daniel E. Walker	10-K	001-15274	10.77	3/28/2012
10.72**	Executive Termination Pay Agreement between J. C. Penney Corporation, Inc. and Michael W. Kramer	10-K	001-15274	10.78	3/28/2012
10.73**	Notice of Restricted Stock Unit Grant for Ronald B. Johnson	10-K	001-15274	10.79	3/28/2012
10.74**	Notice of Restricted Stock Unit Grant for Daniel E. Walker	10-K	001-15274	10.81	3/28/2012
10.75**	Notice of Restricted Stock Unit Grant for Michael W. Kramer	10-K	001-15274	10.82	3/28/2012
10.76**	Notice of Restricted Stock Unit Grant for Michael W. Kramer	10-K	001-15274	10.83	3/28/2012
10.77**	Executive Termination Pay Agreement between J. C. Penney Corporation, Inc. and Kenneth H. Hannah	10-Q	001-15274	10.2	9/4/2012
10.78**	Letter Agreement between J. C. Penney Company, Inc. and Kenneth H. Hannah	10-Q	001-15274	10.1	9/4/2012
10.79**	Notice of Restricted Stock Unit Grant for Kenneth H. Hannah					†
10.80**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan					†
10.81**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan					†
10.82**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan					†

** Indicates a management contract or compensatory plan or arrangement.

Incorporated by Reference
Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
12	Computation of Ratios of Earnings to Fixed Charges					†
21	Subsidiaries of the Registrant					†
23	Consent of Independent Registered Public Accounting Firm					†
24	Power of Attorney					†
31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†