Form 10-Q
period 2013-05-04
J C PENNEY CO INC
filed 2013-06-11
CIK 1166126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

220,298,991 shares of Common Stock of 50 cents par value, as of June 7, 2013.

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended May 4, 2013

Part I. Financial Information

Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In millions, except per share data)	May 4,	April 28,
	2013	2012
Total net sales	$2,635	$3,152
Cost of goods sold	1,823	1,966
Gross margin	812	1,186
Operating expenses/(income):
Selling, general and administrative (SG&A)	1,078	1,160
Pension	34	58
Depreciation and amortization	136	125
Real estate and other, net	(22)	(7)
Restructuring and management transition	72	76
Total operating expenses	1,298	1,412
Operating income/(loss)	(486)	(226)
Net interest expense	61	56
Income/(loss) before income taxes	(547)	(282)
Income tax expense/(benefit)	(199)	(119)
Net income/(loss)	$(348)	$(163)

Earnings/(loss) per share:
Basic	$(1.58)	$(0.75)
Diluted	$(1.58)	$(0.75)

Weighted average shares – basic	219.9	218.3
Weighted average shares – diluted	219.9	218.3

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

 (Unaudited)

	Three Months Ended
($ in millions)	May 4,	April 28,
	2013	2012
Net income/(loss)	$(348)	$(163)
Other comprehensive income/(loss), net of tax
Real estate investment trusts (REITs)
Unrealized gain/(loss) on REITs	3	27
Retirement benefit plans
Reclassification for amortization of net actuarial loss/(gain)	28	40
Reclassification for amortization of prior service cost/(credit)	(1)	(2)
Total other comprehensive income/(loss), net of tax	30	65
Total comprehensive income/(loss), net of tax	$(318)	$(98)

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	May 4,	April 28,	February 2,
	2013	2012	2013
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash in banks and in transit	$163	$184	$121
Cash short-term investments	658	655	809
Cash and cash equivalents	821	839	930
Merchandise inventory	2,798	3,084	2,341
Income tax receivable	1	386	57
Deferred taxes	113	156	106
Prepaid expenses and other	199	217	249
Total current assets	3,932	4,682	3,683
Property and equipment (net of accumulated depreciation of $3,104, $3,071 and $2,880)	5,690	5,126	5,353
Prepaid pension	7	-	-
Other assets	743	1,231	745
Total Assets	$10,372	$11,039	$9,781
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,248	$984	$1,162
Other accounts payable and accrued expenses	1,524	1,222	1,395
Short-term borrowings	850	-	-
Current portion of capital leases and note payable	26	1	26
Current maturities of long-term debt	-	230	-
Total current liabilities	3,648	2,437	2,583
Long-term capital leases and note payable	82	3	88
Long-term debt	2,868	2,868	2,868
Deferred taxes	250	924	388
Other liabilities	658	871	683
Total Liabilities	7,506	7,103	6,610
Stockholders' Equity
Common stock(1)	110	109	110
Additional paid-in capital	3,812	3,767	3,799
Reinvested earnings	32	1,204	380
Accumulated other comprehensive income/(loss)	(1,088)	(1,144)	(1,118)
Total Stockholders’ Equity	2,866	3,936	3,171
Total Liabilities and Stockholders’ Equity	$10,372	$11,039	$9,781

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 219.9 million, 218.4 million and 219.3 million as of May 4, 2013,  April 28, 2012 and February 2, 2013, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
($ in millions)	May 4,	April 28,
	2013	2012
Cash flows from operating activities
Net income/(loss)	$(348)	$(163)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	37	12
Asset impairments and other charges	2	1
Net gain on sale of operating asset	(16)	-
Depreciation and amortization	136	125
Benefit plans	17	38
Stock-based compensation	5	12
Excess tax benefits from stock-based compensation	-	(11)
Deferred taxes	(164)	21
Change in cash from:
Inventory	(457)	(168)
Prepaid expenses and other assets	50	7
Merchandise accounts payable	85	(38)
Current income taxes	55	(144)
Accrued expenses and other	(154)	(269)
Net cash provided by/(used in) operating activities	(752)	(577)
Cash flows from investing activities
Capital expenditures	(214)	(107)
Acquisition	-	(9)
Proceeds from sale of operating asset	18	-
Net cash provided by/(used in) investing activities	(196)	(116)
Cash flows from financing activities
Proceeds from short-term borrowings	850	-
Payments of capital leases and note payable	(5)	-
Financing costs	(8)	(2)
Dividends paid, common	-	(43)
Proceeds from stock options exercised	5	68
Excess tax benefits from stock-based compensation	-	11
Tax withholding payments for vested restricted stock	(3)	(9)
Net cash provided by/(used in) financing activities	839	25
Net increase/(decrease) in cash and cash equivalents	(109)	(668)
Cash and cash equivalents at beginning of period	930	1,507
Cash and cash equivalents at end of period	$821	$839

Supplemental cash flow information
Income taxes received/(paid), net	90	(4)
Interest received/(paid), net	(84)	(90)

Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment	280	(16)

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

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

These unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).  The accompanying unaudited Interim Consolidated Financial Statements, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (2012 Form 10-K). We follow substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2012 Form 10-K. The February 2, 2013 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2012 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31.  As used herein, “three months ended May 4, 2013” and “three months ended April 28, 2012” refer to the 13-week periods ended May 4, 2013 and April 28, 2012, respectively.  Fiscal year 2013 contains 52 weeks and fiscal year 2012 contained 53 weeks.

Basis of Consolidation

All significant intercompany transactions and balances have been eliminated in consolidation.  Certain reclassifications were made to prior period amounts to conform to the current period presentation.  None of the reclassifications affected our net income/(loss) in any period.

Use of Estimates and Assumptions

The preparation of unaudited Interim Consolidated Financial Statements, in conformity with GAAP, requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates relate to: inventory valuation under the retail method; valuation of long-lived assets and indefinite-lived intangible assets for impairments; estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies and pension accounting. While actual results could differ from these estimates, we do not expect the differences, if any, to have a material effect on the unaudited Interim Consolidated Financial Statements.

2.  Earnings/(Loss) per Share

Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended
(in millions, except per share data)	May 4,	April 28,
	2013	2012
Earnings/(loss)
Net income/(loss)	$(348)	$(163)
Shares
Weighted average common shares outstanding (basic shares)	219.9	218.3
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	-	-
Weighted average shares assuming dilution (diluted shares)	219.9	218.3
EPS
Basic	$(1.58)	$(0.75)
Diluted	$(1.58)	$(0.75)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended
(Shares in millions)	May 4,	April 28,
	2013	2012
Stock options, restricted stock awards and warrant	25.4	25.4

3.  Credit Facility

On February 8, 2013, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into an amended and restated revolving credit agreement in the amount up to $1,850 million (2013 Credit Facility), which replaces the Company’s prior credit agreement entered into in January 2012, with largely the same syndicate of lenders under the previous agreement, with JPMorgan Chase Bank, N.A., as administrative agent. The 2013 Credit Facility matures on April 29, 2016, increases the letter of credit sublimit to $750 million from $500 million and provides an accordion feature that could potentially increase the size of the facility by an additional amount not to exceed $400 million.

The 2013 Credit Facility is an asset-based revolving credit facility and is secured by a perfected first-priority security interest in substantially all of our eligible credit card receivables, accounts receivable and inventory.  The 2013 Credit Facility is available for general corporate purposes, including the issuance of letters of credit.  Pricing under the 2013 Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services.  JCP’s obligations under the 2013 Credit Facility are guaranteed by J. C. Penney Company, Inc.

Availability under the 2013 Credit Facility is limited to a borrowing base which allows us to borrow up to 85% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 85% of the liquidation value of our inventory, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value.  In the event that availability under the 2013 Credit Facility is at any time less than the greater of (1) $125 million or (2) 10% of the lesser of the total facility or the borrowing base then in effect, for a period of at least 30 days, the Company will be subject to a fixed charge coverage ratio covenant of 1.0 to 1.0 which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis.   As of the end of the first quarter, our fixed charge coverage ratio was below 1.0 to 1.0.

On April 12, 2013, we borrowed $850 million under the 2013 Credit Facility.  The borrowing bears interest at a base rate (as defined in the 2013 Credit Facility) plus a spread of 2.0% per annum and has a maturity date of April 4, 2014.  As of the end of the first quarter of 2013, all of the borrowing remains outstanding and currently bears an interest rate of 5.25% per annum.  As of the end of the first quarter of 2013, we had $469 million in standby and import letters of credit outstanding under the 2013 Credit Facility, the majority of which are standby letters of credit that support workers’ compensation and our merchandise initiatives.  None of the standby or import letters of credit have been drawn on.  The applicable rate for standby and import letters of credit was 3.00% and 1.50%, respectively, while the required commitment fee was 0.50% for the unused portion of the 2013 Credit Facility.  As of the end of the first quarter of 2013, we had $526 million available for borrowing under the 2013 Credit Facility subject to limitations of the fixed charge coverage ratio.

4.  Fair Value Disclosures

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

		REIT Assets at Fair Value
		Quoted Prices in Active	Significant Other	Significant
($ in millions)	Cost	Markets of Identical Assets	Observable Inputs	Unobservable Inputs
	Basis	(Level 1)	(Level 2)	(Level 3)
May 4, 2013	$7	$37	$-	$-
April 28, 2012	80	379	-	-
February 2, 2013	7	33	-	-

Other Financial Instruments

Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows:

	May 4, 2013		April 28, 2012		February 2, 2013
($ in millions)	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value	Amount	Value
Long-term debt, including current maturities	$2,868	$2,670	$3,098	$3,060	$2,868	$2,456
Cost investment	36	-	36	-	36	-

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  The cost investment is for equity securities that are not registered and freely tradable shares and their fair values are not readily determinable; however, we believe the carrying value approximates or is less than the fair value.

As of May 4, 2013,  April 28, 2012 and February 2, 2013, the fair values of cash and cash equivalents and accounts payable approximate their carrying values due to the short-term nature of these instruments. In addition, the fair values of short-term borrowings, capital lease commitments and the note payable approximate their carrying values.  These items have been excluded from the table above.

Concentrations of Credit Risk

We have no significant concentrations of credit risk.

5.  Stockholders’ Equity

The following table shows the change in the components of stockholders’ equity for the three months ended May 4, 2013:

	Number				Accumulated
	of		Additional	Reinvested	Other	Total
(in millions)	Common	Common	Paid-in	Earnings/	Comprehensive	Stockholders’
	Shares	Stock	Capital	(Loss)	Income/(Loss)	Equity
February 2, 2013	219.3	$110	$3,799	$380	$(1,118)	$3,171
Net income/(loss)	-	-	-	(348)	-	(348)
Other comprehensive income/(loss)	-	-	-	-	30	30
Stock-based compensation	0.6	-	13	-	-	13
May 4, 2013	219.9	$110	$3,812	$32	$(1,088)	$2,866

The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	Three Months Ended
	May 4, 2013			April 28, 2012
		Income			Income
		Tax			Tax
($ in millions)	Gross	(Expense)/	Net	Gross	(Expense)/	Net
	Amount	Benefit	Amount	Amount	Benefit	Amount
REITs
Unrealized gain/(loss) on REITs	$4	$(1)	$3	$43	$(16)	$27
Retirement benefit plans
Reclassification for amortization of net actuarial loss/(gain)	44	(16)	28	64	(24)	40
Reclassification for amortization of prior service cost/(credit)	(1)	-	(1)	(4)	2	(2)
Total	$47	$(17)	$30	$103	$(38)	$65

The following table shows the changes in accumulated other comprehensive income/(loss) balances for the three months ended May 4, 2013:

	Unrealized			Accumulated Other
($ in millions)	Gain/(Loss)	Net Actuarial	Prior Service	Comprehensive
	on REITs	Gain/(Loss)	Credit/(Cost)	Income/(Loss)
February 2, 2013	$17	$(1,121)	$(14)	$(1,118)
Other comprehensive income before reclassifications	3	-	-	3
Amounts reclassified from accumulated other comprehensive income	-	28	(1)	27
Net current-period other comprehensive income	3	28	(1)	30
May 4, 2013	$20	$(1,093)	$(15)	$(1,088)

Reclassifications out of accumulated other comprehensive income/(loss) are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)
	Three Months Ended
($ in millions)	May 4,	April 28,	Line Item in the Unaudited
	2013	2012	Consolidated Statements of Operations
Amortization of retirement benefit plans
Actuarial loss/(gain)(1)	$44	$64	Pension
Prior service cost/(credit)(1)	1	-	Pension
Prior service cost/(credit)(1)	(2)	(4)	SG&A
Tax expense/(benefit)	(16)	(22)	Income tax expense/(benefit)
Total, net of tax	27	38

Total reclassifications	$27	$38

 (1) These accumulated other comprehensive components are included in the computation of net periodic benefits expense/(income).  See Note 7 for additional details.

6.  Stock-Based Compensation

We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan.  On May 18, 2012, our stockholders approved the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan (2012 Plan), reserving 7 million shares for future grants (1.5 million newly authorized shares plus up to 5.5 million reserved but unissued shares from our prior 2009 Long-Term Incentive Plan (2009 Plan)).  In addition, shares underlying any outstanding stock award or stock option grant cancelled prior to vesting or exercise become available for use under the 2012 Plan.  The 2009 Plan terminated on May 18, 2012, except for outstanding awards, and all subsequent awards have been granted under the 2012 Plan.  As of May 4, 2013, there were approximately 2 million shares of stock available for future grant under the 2012 Plan.

On March 4, 2013, we granted off-cycle awards to employees consisting of approximately 70,000 stock options at an option price of $16.74 and a fair value of $7.88 per option and approximately 94,000 time-based restricted stock units (RSU’s) with a fair value of $16.74 per RSU award.

On April 3, 2013, we made an annual grant to employees consisting of approximately 3.2 million stock options at an option price of $14.43 and a fair value of $7.07 per option, approximately 621,000 RSU’s with a fair value of $14.43 per RSU award and approximately 962,000 performance-based restricted stock units (PBRSU’s) with a fair value of $14.43 per PBRSU award.    The number of PBRSU’s that ultimately vest is dependent on the achievement of a 2013 internal profitability target (performance condition).

The following table presents total stock-based compensation costs by line item in the unaudited Interim Consolidated Statements of Operations:

	Three Months Ended
($ in millions)	May 4,	April 28,
	2013	2012
SG&A	$4	$11
Cost of goods sold	1	1
Restructuring and management transition (Note 8)	9	9
Total stock-based compensation	$14	$21

7.  Retirement Benefit Plans

The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan), non-contributory supplemental pension plans and contributory postretirement health and welfare plan are as follows:

	Three Months Ended
	May 4,	April 28,
Primary Pension Plan	2013	2012
Service cost	$20	$23
Interest cost	51	62
Expected return on plan assets	(85)	(94)
Amortization of actuarial loss/(gain)	38	58
Amortization of prior service cost/(credit)	1	-
Net periodic benefit expense/(income)	$25	$49

Supplemental Pension Plans
Service cost	$-	$-
Interest cost	3	3
Amortization of actuarial loss/(gain)	6	6
Amortization of prior service cost/(credit)	-	-
Net periodic benefit expense/(income)	$9	$9

Primary and Supplemental Pension Plans Total
Service cost	$20	$23
Interest cost	54	65
Expected return on plan assets	(85)	(94)
Amortization of actuarial loss/(gain)	44	64
Amortization of prior service cost/(credit)	1	-
Net periodic benefit expense/(income)	$34	$58

Postretirement Health and Welfare Plan
Service cost	$-	$-
Interest cost	-	-
Amortization of actuarial loss/(gain)	-	-
Amortization of prior service cost/(credit)	(2)	(4)
Net periodic benefit expense/(income)	$(2)	$(4)

Retirement Benefit Plans Total
Service cost	$20	$23
Interest cost	54	65
Expected return on plan assets	(85)	(94)
Amortization of actuarial loss/(gain)	44	64
Amortization of prior service cost/(credit)	(1)	(4)
Net periodic benefit expense/(income)	$32	$54

Net periodic benefit expense/(income) for our noncontributory postretirement health and welfare plan is predominantly included in SG&A expense in the unaudited Consolidated Statements of Operations.

Defined Contribution Plans

Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain members of management. Total expense for our defined contribution plans for the first quarters of 2013 and 2012 was $14 million and $15 million, respectively, and was predominantly included in SG&A expenses in the unaudited Consolidated Statements of Operations.

8.  Restructuring and Management Transition

The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Cumulative
($ in millions)	May 4,	April 28,	Amount Through
	2013	2012	May 4, 2013
Supply chain	$-	$6	$60
Home office and stores	28	45	182
Store fixtures	28	-	106
Management transition	16	20	187
Other	-	5	48
Total	$72	$76	$583

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, during the three months ended April 28, 2012 we recorded charges of $6 million related to increased depreciation, termination benefits and unit closing costs. This restructuring activity was completed during the third quarter of 2012.

Home office and stores

During the three months ended May 4, 2013 and April 28, 2012, we recorded $28 million and $45 million, respectively, of charges associated with employee termination benefits for actions to reduce our store and home office expenses.

Store fixtures

During the three months ended May 4, 2013, we recorded $9 million of charges for the impairment of certain store fixtures related to our former shop strategy that were used in our prototype department store and  $6 million of charges for the write-off of store fixtures related to the current renovations in our home department.   In addition, we recorded $13 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced during the quarter or are expected to be replaced during 2013 with the build out of our home department and other attractions.

Management transition

We implemented several changes within our management leadership team that resulted in management transition costs of $16 million and $20 million for the three months ended May 4, 2013 and April 28, 2012, respectively, for both incoming and outgoing members of management.

Other

During the three months ended April 28, 2012, we recorded miscellaneous restructuring charges of $5 million primarily related to the exit of our specialty websites CLADTM and Gifting GraceTM.

Activity for the restructuring and management transition liability for the three months ended May 4, 2013 was as follows:

($ in millions)	Supply	Home Office	Store	Management
	Chain	and Stores	Fixtures	Transition	Other	Total
February 2, 2013	$2	$4	$-	$-	$12	$18
Charges	-	28	28	16	-	72
Cash payments	(1)	(14)	-	(1)	(1)	(17)
Non-cash	-	-	(28)	(9)	-	(37)
May 4, 2013	$1	$18	$-	$6	$11	$36

Non-cash amounts represent charges that do not result in cash expenditures including increased depreciation and write-off of store fixtures and stock-based compensation expense for accelerated vesting related to terminations.

9.  Real Estate and Other, Net

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

	Three Months Ended
($ in millions)	May 4,	April 28,
	2013	2012
Dividend income from REITs	$-	$(3)
Investment income from joint ventures	(2)	(3)
Gain on sale of operating asset	(16)	-
Other	(4)	(1)
Real estate and other (income)/expense, net	$(22)	$(7)

During the first quarter of 2013, we sold our leasehold interest of a former department store location with a net book value of $2 million for net proceeds of $18 million, realizing a gain of $16 million.

10.  Litigation, Other Contingencies and Guarantees

Litigation

Macy’s Litigation

On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011.  The Plaintiffs seek primarily to prevent the Company from implementing our partnership agreement with MSLO as it relates to products in the bedding, bath, kitchen and cookware categories.  The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013.  On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation.  The parties did not reach a settlement, and the trial continued on April 8, 2013.  The parties concluded their presentations of evidence on April 26, 2013, and the Court ordered post-trial briefs to be filed by May 31, 2013.  The Court will then schedule closing arguments.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Contingencies

As of May 4, 2013,  we estimated our total potential environmental liabilities to range from $18 million to $25 million and recorded our best estimate of $20 million in other liabilities in the unaudited Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Guarantees

As of May 4, 2013, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

In connection with the sale of the operations of our outlet stores, we assigned leases on 10 outlet store locations to the purchaser.  As part of the assignment agreements, we became third guarantor for all 10 of the assigned lease agreements.  In the event of lease default by the purchaser, our maximum obligation under the lease guarantees, as of May 4, 2013, is $18 million, assuming acceleration of all lease payments.  The 10 leases have expiration dates beginning in June 2014 with the last lease expiring in November 2020.

In connection with the redemption of two million of our Simon Property Group, L.P. (SPG) REIT units, we agreed to make future capital contributions to SPG under certain circumstances.  Capital contributions would be required only if (i) one or more unsecured senior notes or term loans of SPG are in default and (ii) the aggregate amount received and/or realized by the lenders with respect to such notes or loans upon the exhaustion of all other remedies available to them is less than the maximum amount of all capital contribution commitments of the Company and other parties with similar commitments.  Our contribution obligation is subject to a maximum aggregate amount of $360 million, and is proportionate to our share of all similar commitments provided by the Company and other parties. Under certain circumstances, including the disposition of its remaining SPG REIT units, the Company can terminate its obligation.  The possibility that we would be required to make a contribution is considered remote, and as such, no amount has been recorded in the unaudited Interim Consolidated Financial Statements.

11.  Subsequent Events

Tender Offer

On April 30, 2013 we announced the commencement of a cash tender offer (Tender Offer) and consent solicitation for our 7.125% Debentures Due 2023 (Notes) for total consideration consisting of an amount equal to $1,350 per $1,000 principal amount of Notes, including a consent payment in the amount equal to $50 per $1,000 principal amount of Notes.  We solicited consents to effect certain proposed amendments to the indenture, as amended and supplemented, governing the Notes (the Indenture) that would eliminate most of the restrictive covenants and certain events of default and other provisions in the Indenture (Proposed Amendments).

On May 14, 2013, we announced that we had amended our previously announced Tender Offer (Amended Tender Offer) and related solicitation of consents to extend the expiration date of the consent solicitation and to increase the tender consideration.  The Amended Tender Offer increased the total consideration from $1,350 to $1,450 per $1,000 principal amount of the Notes (Amended Tender Offer Consideration); extended the expiration date of the consent solicitation from May 13, 2013 to May 20, 2013 (Consent Expiration) and extended the expiration of the tender offer from May 28, 2013 to June 4, 2013 (Expiration Time).

Holders that validly tendered their Notes prior to the Consent Expiration, as extended, received the Amended Tender Offer Consideration. Holders that validly tendered their Notes after the Consent Expiration, as extended, but prior to the Expiration Time, as extended, received only the tender offer consideration of $1,400 per $1,000 principal amount of the Notes (Tender Offer Consideration).  Holders whose Notes were accepted for purchase in the Amended Tender Offer also received accrued and unpaid interest to, but not including, the applicable payment date for the Notes.  On May 22, 2013, we accepted for purchase $243 million in aggregate principal amount of the Notes, representing 95.41% of the outstanding principal amount, for aggregate Amended Tender Offer Consideration of $352 million, resulting in a loss on the extinguishment of debt of $111 million.    On June 5, 2013, we accepted for purchase an additional $2 million in aggregate principal amount of the Notes, for aggregate Tender Offer Consideration of $3 million, resulting in a loss on the extinguishment of debt of $1 million.  As a result of receiving the requisite consent of the Holders of at least 66 2/3% of aggregate principal amount of Notes outstanding, the Proposed Amendments were approved and become operative.

Term Loan Facility

On May 22, 2013, we entered into a new $2.25 billion five-year senior secured term loan facility (2013 Term Loan Facility).  The 2013 Term Loan Facility is guaranteed by J. C. Penney Company, Inc. and certain subsidiaries of JCP, and is secured by mortgages on certain real estate of JCP and the guarantors, in addition to substantially all other assets of JCP and the guarantors.  Proceeds of the 2013 Term Loan Facility were used to fund the Amended Tender Offer and will be used to fund ongoing working capital requirements and general corporate purposes.

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

This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. It should be read in conjunction with our consolidated financial statements as of February 2, 2013, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (2012 Form 10-K).    Unless otherwise indicated, all references to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

First Quarter Summary and Key Developments

▪

For the first quarter of 2013, our net loss was $348 million, or $1.58 per share, compared to a net loss of $163 million, or $0.75 per share, for the corresponding prior year quarter.  Results for this quarter included $72 million ($44 million after taxes), or $0.20 per share, of restructuring and management transition charges and $25 million ($15  million after taxes), or $0.07 per share, for the impact of our qualified defined benefit pension plan (Primary Pension Plan) expense.

▪

For the first quarter of 2013, sales were $2,635 million, a decrease of 16.4% as compared to the corresponding quarter in 2012. Comparable store sales decreased 16.6% for the first quarter of 2013.    Sales through jcp.com decreased 19.9%, to $217 million.

▪

For the first quarter of 2013, gross margin as a percentage of sales was 30.8% compared to 37.6% in the same period last year. The decrease in gross margin as a percentage of sales was primarily due to a change in the merchandise sales mix compared to the same period last year.

▪

Selling, general and administrative (SG&A) expenses decreased $82 million, or 7.1%, for the first quarter of 2013 as compared to the corresponding quarter in 2012 as we continue to realize the benefits from our cost savings initiatives.

▪

On February 8, 2013, we entered into an amended and restated revolving credit facility in an amount up to $1,850 million.  On April 12, 2013, we borrowed $850 million under the amended and restated revolving credit facility with a maturity date of April 4, 2014.

▪	On March 15, 2013, we opened women’s Joe Fresh® attractions in nearly 700 of our department stores.

▪

On May 22, 2013, we accepted for purchase $243 million in aggregate principal amount of our 7.125% Debentures due 2023 (Notes), representing 95.41% of the outstanding principal amount of Notes for total consideration of $352 million pursuant to our previously announced cash tender offer and consent solicitation for the Notes, resulting in a loss on the extinguishment of debt of $111 million.    On June 5, 2013, we accepted for purchase an additional $2 million in aggregate principal amount of Notes, for total consideration of $3 million, resulting in a loss on the extinguishment of debt of $1 million.

▪

On May 22, 2013, we closed on a $2.25 billion five-year senior secured term loan that is guaranteed by J. C. Penney Company, Inc. and certain subsidiaries of JCP, and is secured by mortgages on certain real estate of JCP and the guarantors, in addition to substantially all other assets of JCP and the guarantors.

▪

During the second quarter, the Company will open a newly designed and merchandised home department featuring new brand partners such as Michael Graves, Jonathan Adler and Sir Terence Conran, among others.

Results of Operations

	Three Months Ended
($ in millions, except EPS)	May 4,	April 28,
	2013	2012
Total net sales	$2,635	$3,152
Percent increase/(decrease) from prior year	(16.4)%	(20.1)%
Comparable store sales increase/(decrease)(1)	(16.6)%	(18.9)%
Gross margin	812	1,186
Operating expenses/(income):
Selling, general and administrative	1,078	1,160
Primary pension plan	25	49
Supplemental pension plans	9	9
Total pension	34	58
Depreciation and amortization	136	125
Real estate and other, net	(22)	(7)
Restructuring and management transition	72	76
Total operating expenses	1,298	1,412
Operating income/(loss)	(486)	(226)
Adjusted operating income/(loss) (non-GAAP)(2)	(389)	(48)
Net interest expense	61	56
Income/(loss) before income taxes	(547)	(282)
Income tax expense/(benefit)	(199)	(119)
Net income/(loss)	$(348)	$(163)
Adjusted net income/(loss) (non-GAAP)(2)	$(289)	$(55)

Diluted EPS	$(1.58)	$(0.75)
Adjusted diluted EPS (non-GAAP)(2)	$(1.31)	$(0.25)
Ratios as a percent of sales:
Gross margin	30.8%	37.6%
SG&A	40.9%	36.8%
Total operating expenses	49.3%	44.8%
Operating income/(loss)	(18.5)%	(7.2)%
Adjusted operating income/(loss) (non-GAAP)(2)	(14.8)%	(1.5)%

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

The following non-GAAP financial measures are adjusted to exclude the impact of markdowns related to the alignment of inventory with our 2012 strategy, restructuring and management transition charges and the impact of our Primary Pension Plan expense.  Unlike other operating expenses, markdowns related to the alignment of inventory with our 2012 strategy and restructuring and management transition are not directly related to our ongoing core business operations.  Primary Pension Plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense in its entirety as we view all components of net periodic benefit expense as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of markdowns related to the alignment of inventory with our 2012 strategy, restructuring and management transition charges and the impact of our Primary Pension Plan expense on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted net income/(loss); and (3) adjusted diluted EPS.

Adjusted Operating Income/(Loss). The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income/(loss),  a  non-GAAP financial measure:

	Three Months Ended
($ in millions)	May 4,	April 28,
	2013	2012
Operating income/(loss) (GAAP)	$(486)	$(226)
As a percent of sales	(18.5)%	(7.2)%
Add: markdowns - inventory strategy alignment	-	53
Add: restructuring and management transition	72	76
Add: primary pension plan expense	25	49
Adjusted operating income/(loss) (non-GAAP)	$(389)	$(48)
As a percent of sales	(14.8)%	(1.5)%

Adjusted Net Income/(Loss) and Adjusted Diluted EPS.    The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, non-GAAP financial measures:

	Three Months Ended
($ in millions, except per share data)	May 4,	April 28,
	2013	2012
Net income/(loss) (GAAP)	$(348)	$(163)
Diluted EPS (GAAP)	$(1.58)	$(0.75)
Add: markdowns - inventory strategy alignment, net of tax of $- and $21	-	32
Add: restructuring and management transition, net of tax of $28 and $30	44	46
Add: primary pension plan expense, net of tax of $10 and $19	15	30
Adjusted net income/(loss) (non-GAAP)	$(289)	$(55)
Adjusted diluted EPS (non-GAAP)	$(1.31)	$(0.25)

Total Net Sales

	Three Months Ended
($ in millions)	May 4,	April 28,
	2013	2012
Total net sales	$2,635	$3,152
Sales percent increase/(decrease):
Total net sales	(16.4)%	(20.1)%
Comparable store sales	(16.6)%	(18.9)%

Total net sales decreased $517 million in the first quarter of 2013 compared to the first quarter of 2012.  The following table provides the components of the net sales decrease:

Three Months Ended
($ in millions)	May 4,
2013
Comparable store sales increase/(decrease)	$(522)
New and closed stores, net	5
Total net sales increase/(decrease)	$(517)

Store Count

The following table compares the number of stores and gross selling space for the first quarters of 2013 and 2012:

	Three Months Ended
	May 4,	April 28,
	2013	2012
jcpenney department stores
Beginning of period	1,104	1,102
Stores opened	-	2
Closed stores	(2)	(1)
End of period(1)	1,102	1,103

The Foundry Big and Tall Supply Co.(2)	10	10

(1) Gross selling space was 111 million square feet as of May 4, 2013 and April 28, 2012.

(2) Gross selling space was 51 thousand square feet as of May 4, 2013 and April 28, 2012.

In the first quarter of 2013, comparable store sales decreased 16.6%.  Sales through jcp.com decreased 19.9%, to $217 million. Total net sales decreased 16.4% to $2,635 million compared with $3,152 million in last year’s first quarter.  Based on a sample of our mall and off-mall stores, our store traffic and conversion rate decreased in the quarter compared to the first quarter last year.  The number of store transactions, the total number of units and the average number of units per transaction all decreased in the quarter as compared to the prior year corresponding period.  The decline in sales is primarily related to the change in our pricing strategy at the beginning of 2012 that focused on everyday low prices and substantially eliminated promotional activities.  Our Internet sales were disproportionately affected by a decrease in promotional activity due to the ease with which customers can search the Internet for competing promotions.  At the end of the first quarter of 2013, we began the process of returning a portion of our business to a promotional model.

All geographic regions experienced comparable store sales declines. All merchandise divisions also experienced comparable store sales declines for the first quarter of 2013 compared to the prior year corresponding period.  The fine jewelry division experienced the smallest decline while the home division experienced the largest decline, which includes the impact of our ongoing transformation of our home department that is expected to be completed during the second quarter of 2013.  Our home department sales represents a significant portion of our Internet sales, and as such, the decline in home department sales had a more significant impact on our Internet sales.

Private brands, including exclusive brands found only at jcpenney, decreased to 49% of total merchandise sales for the first quarter of 2013, compared to 55% in last year’s first quarter.  This decrease is primarily attributed to a decline in sales from our private brands as a result of the discontinuation of some of our private label offerings during 2012.  During the first half of 2013, we are beginning to reintroduce some of our private brands that had been discontinued.

Gross Margin

Gross margin for the first quarter of 2013 was $812 million, a decrease of $374 million compared to $1,186 million in the first quarter of 2012. Gross margin as a percentage of sales in the first quarter of 2013 was 30.8% compared to 37.6% in the first quarter of 2012.   The 680 basis point decrease resulted from the following:

•	change in merchandise sales mix (-470 basis points);
•	re-ticketing costs as a result of moving back to a promotional strategy on selected merchandise (-80 basis points)
•	higher levels of markdowns and inventory reserves (-50 basis points);
•	reduced vendor cost concessions (-50 basis points); and
•	net decrease in other miscellaneous items (-30 basis points).

SG&A Expenses

For the three months ended May 4, 2013, SG&A expenses were $82 million lower compared to the three months ended April 28, 2012.   As a percent of sales, SG&A expenses increased to 40.9% compared to 36.8% in the first quarter of 2012, as we were not able to fully leverage our expense reductions against lower sales. The net $82 million decrease primarily resulted from the following:

•	reduced salaries and related benefits, including lower incentive compensation (-$33 million);
•	increased income from the jcpenney private label credit card activities, which is recorded as a reduction of our SG&A expenses (-$24 million);
•	savings from lower utilities (-$19 million);
•	reduced advertising expenses (-$15 million);
•	increased spending primarily related to enhancing information technology (+$14 million); and
•	net decrease in other miscellaneous items (-$5 million).

Pension Expense

	Three Months Ended
($ in millions)	May 4,	April 28,
	2013	2012
Primary pension plan	$25	$49
Supplemental pension plans	9	9
Total pension	$34	$58

Total pension expense, which consists of our Primary Pension Plan expense and our supplemental pension plans expense, is based on our 2012 year-end measurement of pension plan assets and benefit obligations.  Primary Pension Plan expense for the period decreased $24 million, to $25 million compared with $49 million for the first quarter of 2012.  The decrease in Primary Pension Plan expense for 2013 is a result of lower amortization of our actuarial loss due to certain lump-sum settlements in 2012, lower service cost due to a decrease in the number of participants accruing benefits and strong asset performance in 2012.  These decreases were partially offset by an approximately 60 basis point decrease in our discount rate and a 50 basis point decrease in our assumed expected return on assets. Supplemental pension plans expense was $9 million for both quarters.

Depreciation and Amortization Expense

Depreciation and amortization expense in the first quarter of 2013 increased $11 million to $136 million from $125 million for the comparable 2012 period.  This increase is a result of our investment and replacement of store fixtures in connection with the implementation of our former shops strategy.    Depreciation and amortization expense for the three months ended May 4, 2013 excludes $13 million of increased depreciation as a result of shortening the useful lives of store fixtures in our department stores that were replaced during the quarter or are expected to be replaced during 2013 with the build out of our home department and other attractions. This amount is included in the line Restructuring and Management Transition in the interim Unaudited Consolidated Statements of Operations.

Restructuring and Management Transition

The composition of restructuring and management transition charges was as follows:

	Three Months Ended
($ in millions)	May 4,	April 28,
	2013	2012
Supply chain	$-	$6
Home office and stores	28	45
Store fixtures	28	-
Management transition	16	20
Other	-	5
Total	$72	$76

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, during the three months ended April 28, 2012 we recorded charges of $6 million related to increased depreciation, termination benefits and unit closing costs.  This restructuring activity was completed during the third quarter of 2012.

Home office and stores

During the three months ended May 4, 2013 and April 28, 2012, we recorded $28 million and $45 million, respectively, of charges associated with employee termination benefits for actions to reduce our store and home office expenses.

Store fixtures

During the three months ended May 4, 2013, we recorded $9 million of charges for the impairment of certain store fixtures related to our former shop strategy that were used in our prototype department store and $6 million of charges for the write-off of store fixtures related to the current renovations in our home department.  In addition, we recorded $13 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced during the quarter or are expected to be replaced during 2013 with the build out of our home department and other attractions.

Management transition

We implemented several changes within our management leadership team that resulted in management transition costs of $16 million and $20 million for the three months ended May 4, 2013 and April 28, 2012, respectively, for both incoming and outgoing members of management.

Other

During the three months ended April 28, 2012, we recorded miscellaneous restructuring charges of $5 million primarily related to the exit of our specialty websites CLADTM and Gifting GraceTM.

Real Estate and Other, Net

Real estate and other consists of ongoing operating income from our real estate subsidiaries whose investments are in real estate investment trusts (REITs), as well as investments in 9 joint ventures that own regional mall properties.  Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits.  The composition of real estate and other, net was as follows:

	Three Months Ended
($ in millions)	May 4,	April 28,
	2013	2012
Dividend income from REITs	$-	$(3)
Investment income from joint ventures	(2)	(3)
Gain on sale of operating asset	(16)	-
Other	(4)	(1)
Real estate and other (income)/expense, net	$(22)	$(7)

During the first quarter of 2013, we sold our leasehold interest of a former department store location with a net book value of $2 million for net proceeds of $18 million, realizing a gain of $16 million.

Operating Income/(Loss)

For the first quarter of 2013, we reported an operating loss of $486 million compared to an operating loss of $226 million in the prior year corresponding period.  Excluding restructuring and management transition charges and the impact of our Primary Pension Plan expense, adjusted operating income/(loss) (non-GAAP) decreased $341 million from an adjusted operating loss of $48 million in the first quarter last year to an adjusted operating loss of $389 million in the current period.

Net Interest Expense

Net interest expense for the first quarters of 2013 and 2012 was $61 million and $56 million, respectively.  The increase in net interest expense for the period is primarily related to the increased interest expense associated with the $850 million borrowed under our revolving credit facility during the first quarter of 2013.

Income Taxes

In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.  The effective income tax rate was (36.4)% and (42.2)% for the first quarters of 2013 and 2012, respectively.  Our income tax benefit was negatively impacted by valuation allowances related to net operating losses in certain separate filing states and positively impacted by federal wage tax credits and state audit settlements.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility and the capital markets.   As of the end of the first quarter of 2013, we had $821 million of cash and cash equivalents.  On February 8, 2013, we entered into an amended and restated revolving credit facility (2013 Credit Facility) in an amount up to $1,850 million.  During the first quarter of 2013, we borrowed $850 million under our 2013 Credit Facility and, as of the end of the first quarter of 2013, we had $526 million available for future borrowing subject to limitations of the fixed charge coverage ratio.   In order to further enhance our liquidity position, on May 22, 2013, we closed on a $2.25 billion five-year senior secured term loan that is guaranteed by J. C. Penney Company, Inc. and certain subsidiaries of JCP, and is secured by mortgages on certain real estate of JCP and the guarantors, in addition to substantially all other assets of JCP and the guarantors.  While our contractual obligations and commitment requirements over the next several years are significant, we continue to believe we have adequate available resources to meet our liquidity requirements.  The future success of our business will depend on our ability to generate positive free cash flow (non-GAAP).

The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Three Months Ended
($ in millions)	May 4,	April 28,
	2013	2012
Cash and cash equivalents	$821	$839
Merchandise inventory	2,798	3,084
Property and equipment, net	5,690	5,126

Total debt(1)	3,826	3,102
Stockholders’ equity	2,866	3,936
Total capital	6,692	7,038
Maximum capacity under our credit agreement	1,850	1,500
Short-term borrowings under credit agreement	850	-
Cash flow from operating activities	(752)	(577)
Free cash flow (non-GAAP)(2)	(948)	(727)
Capital expenditures(3)	214	107
Dividends paid	-	43
Ratios:
Total debt-to-total capital(4)	57%	44%
Cash-to-total debt(5)	21%	27%

(1)  Total debt includes long-term debt, current maturities, capital leases, note payable and our current borrowing under our 2013 Credit Facility.

(2)  See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)  As of the end of the first quarters of 2013 and 2012, we had accrued and unpaid capital expenditures of $335 million and $26 million, respectively.

(4)  Total debt divided by total capitalization.

(5)  Cash and cash equivalents divided by total debt.

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

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended
($ in millions)	May 4,	April 28,
	2013	2012
Net cash provided by/(used in) operating activities (GAAP)	$(752)	$(577)
Add:
Proceeds from sale of operating asset	18	-
Less:
Capital expenditures(1)	(214)	(107)
Dividends paid, common	-	(43)
Free cash flow (non-GAAP)	$(948)	$(727)

(1)  As of the end of the first quarters of 2013 and 2012, we had accrued and unpaid capital expenditures of $335 million and $26 million, respectively.

Free cash flow for the three months ended May 4, 2013 decreased $221 million to an outflow of $948 million compared to an outflow of $727 million in the same period last year.  The decrease was primarily a result of the decline in sales and resulting use of cash from operating activities during the period as well as an increase in capital expenditures compared to last year.  These decreases were partially offset by the discontinuation of our quarterly dividend of $0.20 per share on May 15, 2012.

Operating Activities

While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.

For the three months ended May 4, 2013, cash flow from operating activities was an outflow of $752 million, a decrease of $175 million compared to an outflow of $577 million during the same period last year. Our net loss for the first quarter of 2013 of $348 million includes significant expenses and charges including depreciation and amortization, pension expense and restructuring and management transition charges.  The overall increased cash outflow from operations for the first three months of 2013 related to the outflow from increased inventory slightly offset by an increase in the corresponding merchandise payable.

Merchandise inventory decreased $286 million to $2,798 million, or 9.3%, as of the end of the first quarter of 2013 compared to $3,084 million as of the end of the first quarter last year.

Investing Activities

Investing activities for the three months ended May 4, 2013 were cash outflows of $196 million compared to outflows of $116 million for the same period in 2012.  The increase in the cash outflow from investing activities was primarily a result of increased capital expenditures partially offset by proceeds from the sale of operating assets.

Cash capital expenditures were $214 million for the three months ended May 4, 2013.  In addition, as of the end of the first quarter of 2013, we also had $335 million of accrued and unpaid capital expenditures.  These expenditures related primarily to the opening of the women’s Joe Fresh® attraction in nearly 700 of our department stores and renovations in our home department in approximately 500 of our department stores that is expected to be completed during the second quarter of 2013.  During the three months ended May 4, 2013, we also opened 30 Sephora inside jcpenney stores. During the three months ended April 28, 2012, we opened 17 Sephora inside jcpenney stores and two new department stores.

Capital expenditures for the remainder of 2013 will relate primarily to the completion of our home department renovations during the second quarter of 2013 and the investment in additional attractions during the remainder of the year.   We anticipate full year 2013 capital expenditures to be approximately $1.0  billion.

Financing Activities

Financing activities for the three months ended May 4, 2013 were an inflow of $839 million compared to an inflow of $25 million for the same period last year.  During the first quarter of 2013, we incurred financing costs of $8 million primarily to amend and restate our revolving credit facility and borrowed $850 million under our revolving credit facility.

For the three months ended April 28, 2012, we received $68 million in proceeds from the issuance of stock options exercised and paid a  quarterly dividend of $0.20 per share for a total of $43 million in common stock dividends.  On May 15, 2012, we announced that we had discontinued the quarterly $0.20 per share dividend.

Cash Flow Outlook

During the first quarter of 2013, we borrowed $850 million under our 2013 Credit Facility and on May 22, 2013, we closed on a $2.25 billion five-year senior secured term loan.  For the remainder of 2013, we believe that our existing cash and cash equivalents will be adequate to fund our capital expenditures and working capital needs.

Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies.

2013 Revolving Credit Facility

On February 8, 2013, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into an amended and restated revolving credit agreement in the amount up to $1,850 million, which replaces the Company’s prior credit agreement entered into in January 2012, with largely the same syndicate of lenders under the previous agreement, with JPMorgan Chase Bank, N.A., as administrative agent. The 2013 Credit Facility matures on April 29, 2016, increases the letter of credit sublimit to $750 million from $500 million and provides an accordion feature that could potentially increase the size of the facility by an additional amount not to exceed $400 million.

The 2013 Credit Facility is an asset-based revolving credit facility and is secured by a perfected first-priority security interest in substantially all of our eligible credit card receivables, accounts receivable and inventory.  The 2013 Credit Facility is available for general corporate purposes, including the issuance of letters of credit.  Pricing under the 2013 Credit Facility is tiered based on JCP’s senior unsecured long-term credit ratings issued by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services.  JCP’s obligations under the 2013 Credit Facility are guaranteed by J. C. Penney Company, Inc.

Availability under the 2013 Credit Facility is limited to a borrowing base which allows us to borrow up to 85% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 85% of the liquidation value of our inventory, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value.  In the event that availability under the 2013 Credit Facility is at any time less than the greater of (1) $125 million or (2) 10% of the lesser of the total facility or the borrowing base then in effect, for a period of at least 30 days, the Company will be subject to a fixed charge coverage ratio covenant of 1.0 to 1.0 which is calculated as of the last day of the quarter and measured on a trailing four-quarter basis.  As of the end of the first quarter, our fixed charge coverage ratio was below 1.0 to 1.0.

On April 12, 2013, we borrowed $850 million under the 2013 Credit Facility.  The borrowing bears interest at a base rate (as defined in the 2013 Credit Facility agreement) plus a spread of 2.0% per annum.  As of the end of the first quarter of 2013, all of the borrowing remains outstanding and currently bears an interest rate of 5.25% per annum with a maturity date of April 4, 2014.  As of the end of the first quarter of 2013, we had $469 million in standby and import letters of credit outstanding under the 2013 Credit Facility, the majority of which are standby letters of credit that support workers’ compensation and our merchandise initiatives.  None of the standby or import letters of credit have been drawn on.  As of the end of the first quarter of 2013, we had $526 million available for borrowing under the 2013 Credit Facility subject to limitations of the fixed charge coverage ratio.

Credit Ratings

Our credit ratings and outlook as of June 7,  2013 were as follows:

	Corporate	Long-Term Debt	Outlook
Fitch Ratings	B-	B-	Negative
Moody’s Investors Service, Inc.	Caa1	Caa1	Negative
Standard & Poor’s Ratings Services	CCC+	CCC+	Negative

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

Contractual Obligations and Commitments

Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2012 Form 10-K.  Our unrecorded contractual obligations related to merchandise have decreased approximately 8% since year end primarily due to the seasonality of our business and updates to our supplier base in the ordinary course of business.

Inflation

Our business is affected by general economic conditions, including rising petroleum, energy and cotton prices.  Over the past few years, the retail industry has experienced some inflationary cost increases.  Inflation impacted our results of operations primarily during the first quarter of 2012.  This increase was driven primarily by rising costs for cotton and petroleum based textiles for 2011 holiday and early 2012 spring goods.  Beginning in the second quarter of 2012 and continuing through the end of the fiscal year, these pressures eased.  During the first quarter of 2013, we did not experience inflationary cost increases and we expect this trend to continue through the end of the year.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgments that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate estimates used, including those related to inventory valuation under the retail method, valuation of long-lived assets, estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies and pension accounting. While actual results could differ from these estimates, we do not expect the differences, if any, to have a material effect on the unaudited Interim Consolidated Financial Statements.

There were no changes to our critical accounting policies during the first quarter of 2013.

For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2012 Form 10-K.

Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements during the first quarter of 2013 that affected the Company.

Seasonality

While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth fiscal quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our strategies.  The results of operations and cash flows for the three months ended May 4, 2013 are not necessarily indicative of the results for future quarters or the entire year.

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

These risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, trade restrictions, customer acceptance of our new strategies, the impact of cost reduction initiatives, our secured debt facilities and level of indebtedness, implementation of new systems and platforms, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information and legal and regulatory proceedings. Furthermore, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at May 4, 2013 are similar to those disclosed in the 2012 Form 10-K.

Item 4. Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.    There were no changes in our internal control over financial reporting during the first quarter ended May 4, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Bond Litigation

On February 4, 2013, the Company received a letter (the Letter) from counsel (Bondholders’ Counsel) for certain holders of the Company’s 7.4% Debentures issued under an Indenture dated April 1, 1994 (the Indenture), purporting to be a Notice of Default under the Indenture.  The Company believed that the Letter did not constitute a valid Notice of Default and filed suit on February 4, 2013, in Delaware Chancery Court against U.S. Bank National Association, as Indenture Trustee under the Indenture.  The Company sought injunctive relief to prevent the Indenture Trustee from declaring an event of default and from taking any action based on such purported breach.  The Company also asked the Court to affirm that the Company is not in breach of the Indenture.  On March 18, 2013, the Court ordered a hearing on the Company’s motions for summary judgment and the Company’s application for a preliminary injunction.  Immediately thereafter, the Company received a withdrawal of the notice of default from Bondholders’ Counsel.  Shortly thereafter, the parties reached a settlement of the lawsuit, and the Court dismissed the case on March 28, 2013.

Macy’s Litigation

On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011.  The Plaintiffs seek primarily to prevent the Company from implementing our partnership agreement with MSLO as it relates to products in the bedding, bath, kitchen and cookware categories.  The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013.  On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation.  The parties did not reach a settlement, and the trial continued on April 8, 2013.  The parties concluded their presentations of evidence on April 26, 2013, and the Court ordered post-trial briefs to be filed by May 31, 2013.  The Court will then schedule closing arguments.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Ozenne Derivative Lawsuit

On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd  District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and executives. The Company is a nominal defendant in the suit. The lawsuit alleges breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit seeks damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff could not proceed with his suit because he failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand is not excused. The trial court heard arguments on the Special Exceptions on June 25, 2012, and denied them.  The Company and named individuals filed a mandamus proceeding in the Fifth District Court of Appeals challenging the trial court’s decision.  In the interim, the parties entered into a Memorandum of Understanding to settle the litigation. The plaintiff has recently completed confirmatory discovery and the parties are negotiating the terms of the settlement agreement.  The appellate court has dismissed the mandamus proceeding.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Item 1A. Risk Factors

The risk factors listed below update and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Our ability to return to profitable growth is subject to both the risks affecting our business generally and the inherent difficulties associated with shifting our strategic plan.

In fiscal 2012, we made changes to our strategies that resulted in a pronounced decline in sales and resulted in significant variability between our financial expectations and actual results.  We began shifting our strategies in the first quarter of fiscal 2013, but it may take longer than expected or planned to recover from our negative sales trends and operating results, and actual results may be materially less than planned.  Our ability to improve our operating results depends upon a significant number of factors, some of which are beyond our control, including:

•	customer response to our marketing and merchandise strategies;
•	our ability to respond to competitive pressures in our industry;
•	our ability to achieve profitable sales and to make adjustments in response to changing conditions;
•	our ability to benefit from capital improvements made to our store environment;
•	our ability to effectively manage inventory;
•	the success of our cost reduction initiatives;
•

our ability to respond to any unanticipated changes in expected cash flows, liquidity, cash needs and cash expenditures, including our ability to obtain any additional financing or other liquidity enhancing transactions, if and when needed;

•	our ability to achieve positive cash flow;
•	our ability to access adequate and uninterrupted supply of merchandise from suppliers at expected levels and on acceptable terms; and
•	general economic conditions.

There is no assurance that our pricing, branding, store layout, marketing and merchandising strategies, or any future adjustments to our strategies, will improve our operating results.

We operate in a highly competitive industry that includes significant promotional activity, which could adversely impact our sales and profitability.

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, employees, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses, including those on the Internet, and other forms of retail commerce. Some competitors are larger than jcpenney, and/or have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting and selling their products.  Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation and credit availability.  During fiscal 2012, we discontinued our former promotional strategy and encountered difficulties in communicating our value proposition.  We have shifted our strategy in fiscal 2013 and are re-introducing certain promotional activities.  However, we have experienced, and anticipate that we will continue to experience for at least the foreseeable future, significant competition from promotional activities of our competitors.  The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, new store openings, launches of Internet websites, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

Our sales and operating results depend on our ability to develop merchandise offerings that resonate with our existing customers and help to attract new customers.

Our sales and operating results depend in part on our ability to predict and respond to changes in fashion trends and customer preferences in a timely manner by consistently offering stylish, quality merchandise assortments at competitive prices.  We continuously assess emerging styles and trends and focus on developing a merchandise assortment to meet customer preferences. Even with these efforts, we cannot be certain that we will be able to successfully meet constantly changing customer demands.  To the extent our predictions regarding our merchandise differ from our customers' preferences, we may be faced with reduced sales and excess inventories for some products and/or missed opportunities for others.  Any sustained failure to identify and respond to emerging trends in lifestyle and customer preferences and buying trends could have an adverse impact on our business.  In addition, merchandise misjudgments may adversely impact the perception or reputation of our Company, which could result in declines in customer loyalty and vendor relationship issues, and ultimately have a material adverse effect on our business, financial condition and results of operations.

Our ability to increase sales and store productivity is largely dependent upon our ability to increase customer traffic and conversion.

Customer traffic depends upon our ability to successfully market compelling merchandise assortments as well as present an appealing shopping environment and experience to existing customers and new customers. In fiscal 2012, our store customer traffic significantly decreased compared to the prior year.  We are making changes to our strategy to increase customer traffic and improve conversion in our stores and online.  There can be no assurance that our efforts to increase customer traffic and conversion will be successful or will result in increased sales. We may need to respond to any declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers to our stores, which could adversely impact our gross margins, operating results and cash flows from operating activities.

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

A continued decline in Internet sales could have an adverse impact on our sales and results of operations.

We sell merchandise over the Internet through our website, www.jcp.com.  We experienced a significant decline in sales volume through our website in fiscal 2012.  Our Internet operations are also subject to numerous risks, including rapid technological change and the implementation of new systems and platforms; liability for online content; violations of state or federal laws, including those relating to online privacy; credit card fraud; problems associated with the operation of our website and related support systems; computer viruses; telecommunications failures; electronic break-ins and similar disruptions; and the allocation of inventory between our website and department stores.  The failure of our website to perform could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online.  In addition, our inability to successfully develop and maintain the necessary technological interfaces for our customers to purchase merchandise through our website, including user friendly software applications for smart phones and tablets, could result in the loss in Internet sales.  Disruptions in our Internet website, or our inability to successfully execute our online strategy, could have an adverse impact on our sales and results of operations.

The failure to retain, attract and motivate our employees, including employees in key positions, could have an adverse impact on our results of operations.

Our results depend on the contributions of our employees, including our senior management team and other key employees. This depends to a great extent on our ability to retain, attract and motivate talented employees throughout the organization, many of whom, particularly in the stores, are in entry level or part-time positions with historically high rates of turnover.  Our ability to meet our changing labor needs while controlling our costs is also subject to external factors such as unemployment levels, competing wages and potential union organizing efforts.  Because of our lower than expected operating results during fiscal 2012, we have not generally paid bonuses, and salary increases and incentive compensation opportunities could be limited.  Any prolonged inability to provide salary increases or incentive compensation opportunities or substantial changes to our business model could have an adverse impact on our ability to attract, retain and motivate our employees.  If we are unable to retain, attract and motivate talented employees with the appropriate skill sets, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role in our senior management could have a material adverse effect on our business.

The reduction and restructuring of our workforce may adversely impact our operating performance and operating efficiency.

As part of our cost reduction initiatives in fiscal 2012, we significantly reduced our corporate and operations headcount, including management level employees, and distribution and field employees. These reductions, combined with our voluntary early retirement plan initiated in 2011 and voluntary departures of employees, have resulted in a substantial amount of turnover of officers and line managers with specific knowledge relating to us, our operations and our industry that could be difficult to replace.  We now operate with significantly fewer individuals who have assumed additional duties and responsibilities, which could have an adverse impact on our operating performance and operating efficiency.

Actions taken under our cost reduction initiatives may not produce the savings expected.

In fiscal 2012, we implemented cost reduction initiatives, including significant workforce reductions, significant reductions in projected marketing spend and other cost and spend reductions.  We have forecasted substantial cost savings from these initiatives based on a number of assumptions and expectations which, if achieved, would improve our profitability and cash flows from operating activities.  There can be no assurance that actual results achieved will not vary materially from what we have assumed and forecasted, which could have a material adverse impact on our results of operations, liquidity and financial position.

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

In May 2013, we implemented the initial phase of an integrated suite of products from a third party vendor to simplify our processes and reduce our use of customized existing legacy systems and expect to place additional systems into operation in the future.  Implementing new systems carries substantial risk, including implementation delays, cost overruns, disruption of operations, potential loss of data or information, lower customer satisfaction resulting in lost customers or sales, inability to deliver merchandise to our stores or our customers, and the potential inability to meet reporting requirements.  There can be no assurances that we will successfully launch the new systems as planned, that the new systems will perform as expected or that the new systems will be implemented without disruptions to our operations, any of which may cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible.

We also outsource various information technology functions to third party service providers and may outsource other functions in the future.  We rely on those third party service providers to provide services on a timely and effective basis and their failure to perform as expected or as required by contract could result in disruptions and costs to our operations.

We are also implementing mobile point-of-service and enhanced standard point-of-service technologies to enable our employees to provide high quality service to our customers and to provide our customers a better experience. We may not be able to effectively implement these technologies or be successful in marketing them to our customers.  Our new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits, may cost more than the expected costs to implement or the technology might fail altogether.

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

Substantially all of our merchandise suppliers and vendors sell to us on open account purchase terms. There is a risk that our suppliers and vendors could respond to any actual or apparent decrease in or any concern with our financial results or liquidity by requiring or conditioning their sale of merchandise to us on more stringent payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery or other assurances or credit support or by choosing not to sell merchandise to us at all. There can be no assurance that one or more of our suppliers may not slow or cease merchandise shipments or require or condition their sale or shipment of merchandise on more stringent payment terms. If any of the above circumstances were to occur, our need for additional liquidity could significantly increase. Such circumstances, if they were to occur, could materially disrupt our supply of merchandise which could have a material adverse effect on our sales, customer satisfaction, cash flows, liquidity and financial position.

Our senior secured term loan credit facility is secured by certain of our real property and substantially all of our personal property, and such property may be subject to foreclosure or other remedies in the event of our default. In addition, the term loan credit facility contains provisions that could restrict our operations and our ability to obtain additional financing.

In May 2013, we entered into a $2.25 billion senior secured term loan credit facility that is secured by mortgages on certain real property of the Company, in addition to liens on substantially all personal property of the Company, subject to certain exclusions set forth in the credit and security agreement governing the term loan credit facility and related security documents.  The real property subject to mortgages under the term loan credit facility includes our headquarters, distribution centers and certain of our stores.

The credit and guaranty agreement governing the term loan credit facility contains operating restrictions which may impact our future alternatives by limiting, without lender consent, our ability to borrow additional funds, execute certain equity financings or enter into dispositions or other liquidity enhancing or strategic transactions regarding certain of our assets, including our real property.  Our ability to obtain additional or other financing or to dispose of certain assets could also be negatively impacted because a substantial portion of our owned assets have been pledged as collateral for repayment of our indebtedness under the term loan credit facility.

If an event of default occurs and is continuing, our outstanding obligations under the term loan credit facility could be declared immediately due and payable or the lenders could foreclose on or exercise other remedies with respect to the assets securing the term loan credit facility, including our headquarters, distribution centers and certain of our stores.  If an event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations or refinance such indebtedness on commercially reasonable terms, or at all.  The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our revolving credit facility limits our borrowing capacity to the value of certain of our assets.  In addition, our revolving credit facility is secured by certain of our personal property, and lenders may exercise remedies against the collateral in the event of our default.

In February 2013, we amended and restated our existing revolving credit facility to increase the aggregate lending commitments to $1.85 billion.  Our borrowing capacity under our revolving credit facility varies according to the Company’s inventory levels, accounts receivable and credit card receivables, net of certain reserves.  In the event of any material decrease in the amount of or appraised value of these assets, our borrowing capacity would similarly decrease, which could adversely impact our business and liquidity. In April 2013, we borrowed $850 million under the revolving credit facility.

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

Our obligations under the revolving credit facility are secured by liens with respect to inventory, accounts receivable, deposit accounts and certain related collateral.  In the event of a default that is not cured or waived within any applicable cure periods, the lenders’ commitment to extend further credit under our revolving credit facility could be terminated, our outstanding obligations could become immediately due and payable, outstanding letters of credit may be required to be cash collateralized and remedies may be exercised against the collateral, which generally consists of the Company’s inventory, accounts receivable and deposit accounts and cash credited thereto.  If we are unable to borrow under our revolving credit facility, we may not have the necessary cash resources for our operations and, if any event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations, refinance such indebtedness on commercially reasonable terms, or at all, or cash collateralize our letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our level of indebtedness may adversely affect our business and results of operations and may require the use of our available cash resources to meet repayment obligations, which could reduce the cash available for other purposes.

As a result of entering into the term loan credit facility, our total indebtedness has increased significantly and we are highly leveraged.  Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions.  Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged.

We are required to make quarterly repayments in a principal amount equal to $5.625 million during the five-year term of the term loan credit facility, beginning September 30, 2013, subject to certain reductions for mandatory and optional prepayments.  In addition, we are required to make prepayments of the term loan credit facility with the proceeds of certain asset sales, insurance proceeds and excess cash flow, which will reduce the cash available for other purposes and could impact our ability to reinvest in other areas of our business.

We cannot assure that our internal and external sources of liquidity will at all times be sufficient for our cash requirements.

We must have sufficient sources of liquidity to fund our working capital requirements, capital improvement plans, service our outstanding indebtedness and finance investment opportunities.  The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, borrowings under our credit facilities, other debt financings and sales of non-operating assets.  Our recent operating losses have limited our capital resources.  Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured.  Accordingly, we cannot assure that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements.  If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs.  We cannot assure that any of these actions would be successful, sufficient or available or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business, liquidity and financial position.

Our ability to obtain any additional financing or any refinancing of our debt, if needed at any time, depends upon many factors, including our existing level of indebtedness and restrictions in our debt facilities, historical business performance, financial projections, prospects and creditworthiness and external economic conditions and general liquidity in the credit and capital markets.  Any additional debt, equity or equity-linked financing may require modification of our existing debt agreements, which we cannot assure would be obtainable.  Any additional financing or refinancing could also be extended only at higher costs and require us to satisfy more restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.

Operating results and cash flows at the store level may cause us to incur asset impairment charges.

Long-lived assets, primarily property and equipment, are reviewed at the store level at least annually for impairment, or whenever changes in circumstances indicate that a full recovery of net asset values through future cash flows is in question.  Our impairment review requires us to make estimates and projections regarding, but not limited to, sales, operating profit and future cash flows.  If these estimates or projections change or prove incorrect, we may be required to record asset impairment charges on certain store locations and other property and equipment.  In fiscal 2012, our sales and operating profit declined significantly.  If our operating performance begins to reflect a sustained decline and actual results are not consistent with our estimates and projections, we may be exposed to significant asset impairment charges in the future, which could be material to our results of operations.

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

•	local business practice and political issues that may result in adverse publicity or threatened or actual adverse consumer actions, including boycotts;
•	compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act; and
•	economic, political or other problems in countries from or through which merchandise is imported.

Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, transport capacity and costs, systems issues, problems in third party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory.  A significant amount of merchandise we offer for sale is made in China and accordingly, a revaluation of the Chinese currency, or a lessening of Chinese governmental control of the exchange rate for that currency, in each case leading to an increase in its value relative to the U.S. dollar, could potentially result in a significant increase in the cost of inventory.  These risks and other factors relating to foreign trade could subject us to liability or hinder our ability to access suitable merchandise on acceptable terms, which could adversely impact our results of operations.

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

As of June 7, 2013, Pershing Square Capital Management L.P., PS Management GP, LLC and Pershing Square GP, LLC (together "Pershing Square") beneficially owned approximately 17.7% of the outstanding shares of our common stock. Pershing Square has additional economic exposure to approximately 7.3% of the outstanding shares of our common stock under cash-settled total return swaps, bringing their total aggregate economic exposure to approximately 25.0% of the outstanding shares of our common stock. William A. Ackman, Chief Executive Officer of Pershing Square Capital Management, is one of our directors.

As of June 7, 2013, Vornado Realty Trust, Vornado Realty L.P., VNO Fashion LLC, VSPS I L.L.C., Two Penn Plaza REIT, Inc., Two Penn Plaza REIT JP Fashion LLC, CESC H Street LLC, H Street Building Corporation, H Street JP Fashion LLC, Vornado RTR, Inc. and PCJ I Inc. (together "Vornado") beneficially owned approximately 6.1% of the outstanding shares of our common stock. Steven Roth, Chairman of the Board of Trustees of Vornado Realty Trust, is one of our directors.

Together, Pershing Square and Vornado owned approximately 23.8% of our outstanding shares as of June 7, 2013 and had aggregate economic exposure to approximately 31.1% of our outstanding shares. Pershing Square and Vornado have each stated that they intend to consult with each other in connection with their respective investments in our common stock. Pershing Square and Vornado have the ability to materially influence actions to be taken or approved by our stockholders, including the election of directors and any transactions involving a change of control. Pershing Square and Vornado also have the ability to materially influence actions to be taken or approved by our Board.

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

The Company’s ability to use net operating loss carry-forwards to offset future taxable income for U.S. federal income tax purposes may be limited.

In fiscal 2012, the Company incurred a federal net operating loss (“NOL”) of approximately $1.5 billion of which approximately $284 million was carried-back.  The remaining NOL carry-forward (expiring in 2032) is available to offset future taxable income.  Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the amount of taxable income that may be offset if a corporation experiences an ”ownership change” as defined in Section 382 of the Code.  An ownership change occurs when the Company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the Company by more than 50 percentage points (by value) over a rolling three-year period. This is different from a change in beneficial ownership under applicable securities laws.  While the Company expects to be able to realize the total NOL prior to its expiration, if an ownership change occurs the Company’s ability to use the NOL to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income generated by the Company in future periods.  There is no assurance that the Company will be able to fully utilize the NOL and the Company could be required to record a valuation allowance related to the amount of the NOL that may not be realized, which could impact the Company’s results of operations.

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to February 22, 2012	8-K	001-15274	3.1	2/27/2012
10.1	Second Amendment dated as of January 30, 2013 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009 and as amended by the First Amendment thereto dated as of October 29, 2010	8-K	001-15274	10.1	2/4/2013
10.2	Third Amendment dated as of January 31, 2013 to the Amended and Restated Credit Agreement dated as of January 27, 2012 (as amended through the date hereof, the “Credit Agreement”), among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the financial institutions named therein as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.2	2/4/2013
10.3	Amendment and Restatement Agreement dated as of February 8, 2013 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	2/12/2013
10.4	Reaffirmation Agreement dated February 8, 2013 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-15274	10.2	2/12/2013

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
10.5	Form of Notice of 2013 Performance Unit Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.1	4/4/2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

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

Date: June 11, 2013