Form 10-Q
period 2013-08-03
J C PENNEY CO INC
filed 2013-09-10
CIK 1166126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

or

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

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 220,564,447 shares of Common Stock of 50 cents par value, as of September 6, 2013.

J. C. PENNEY COMPANY, INC.

FORM 10-Q

For the Quarterly Period Ended August 3, 2013

Part I. Financial Information

Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Total net sales	$2,663	$3,022	$5,298	$6,174
Cost of goods sold	1,876	2,018	3,699	3,984

Gross margin	787	1,004	1,599	2,190
Operating expenses/(income):
Selling, general and administrative (SG&A)	1,026	1,050	2,104	2,210
Pension	34	58	68	116
Depreciation and amortization	143	128	279	253
Real estate and other, net	(68)	(208)	(90)	(215)
Restructuring and management transition	47	159	119	235

Total operating expenses	1,182	1,187	2,480	2,599

Operating income/(loss)	(395)	(183)	(881)	(409)
Loss on extinguishment of debt	114	-	114	-
Net interest expense	95	58	156	114

Income/(loss) before income taxes	(604)	(241)	(1,151)	(523)
Income tax expense/(benefit)	(18)	(94)	(217)	(213)

Net income/(loss)	$(586)	$(147)	$(934)	$(310)

Earnings/(loss) per share:
Basic	$(2.66)	$(0.67)	$(4.24)	$(1.42)
Diluted	$(2.66)	$(0.67)	$(4.24)	$(1.42)

Weighted average shares – basic	220.6	219.3	220.2	218.9
Weighted average shares – diluted	220.6	219.3	220.2	218.9

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income/(loss)	$(586)	$(147)	$(934)	$(310)
Other comprehensive income/(loss), net of tax:
Real estate investment trusts (REITs)
Unrealized gain/(loss)	(3)	6	-	33
Reclassification adjustment for realized (gain)/loss	-	(174)	-	(174)
Retirement benefit plans
Reclassification for amortization of net actuarial loss/(gain)	27	37	55	77
Reclassification for amortization of prior service cost /(credit)	-	(2)	(1)	(4)

Total other comprehensive income/(loss), net of tax	24	(133)	54	(68)

Total comprehensive income/(loss), net of tax	$(562)	$(280)	$(880)	$(378)

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	August 3, 2013	July 28, 2012	February 2, 2013
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$198	$171	$121
Cash short-term investments	1,337	717	809

Cash and cash equivalents	1,535	888	930
Merchandise inventory	3,155	2,993	2,341
Income tax receivable	-	209	57
Deferred taxes	115	407	106
Prepaid expenses and other	209	239	249

Total current assets	5,014	4,736	3,683
Property and equipment (net of accumulated depreciation of $3,067, $3,096 and $2,880)	5,820	5,153	5,353
Prepaid pension	22	-	-
Other assets	798	923	745

Total Assets	$11,654	$10,812	$9,781

Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,276	$1,015	$1,162
Other accounts payable and accrued expenses	1,350	1,219	1,395
Short-term borrowings	850	-	-
Current portion of capital leases and note payable	27	20	26
Current maturities of long-term debt	23	230	-

Total current liabilities	3,526	2,484	2,583
Long-term capital leases and note payable	71	33	88
Long-term debt	4,850	2,868	2,868
Deferred taxes	242	904	388
Other liabilities	645	852	683

Total Liabilities	9,334	7,141	6,610

Stockholders’ Equity
Common stock(1)	110	109	110
Additional paid-in capital	3,828	3,782	3,799
Reinvested earnings/(accumulated deficit)	(554)	1,057	380
Accumulated other comprehensive income/(loss)	(1,064)	(1,277)	(1,118)

Total Stockholders’ Equity	2,320	3,671	3,171

Total Liabilities and Stockholders’ Equity	$11,654	$10,812	$9,781

(1) 1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 220.4 million, 218.8 million and 219.3 million as of August 3, 2013, July 28, 2012 and February 2, 2013, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Cash flows from operating activities
Net income/(loss)	$(586)	$(147)	$(934)	$(310)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	24	78	61	90
Asset impairments and other charges	7	3	9	4
Net gain on sale or redemption of non-operating assets	(62)	(200)	(62)	(200)
Net gain on sale of operating assets	(2)	-	(18)	-
Loss on extinguishment of debt	114	-	114	-
Depreciation and amortization	143	128	279	253
Benefit plans	24	41	41	79
Stock-based compensation	11	14	16	26
Excess tax benefits from stock-based compensation	-	(12)	-	(23)
Deferred taxes	(25)	(153)	(189)	(197)
Change in cash from:
Inventory	(357)	91	(814)	(77)
Prepaid expenses and other assets	(9)	(22)	41	(15)
Merchandise accounts payable	29	31	114	(7)
Current income taxes	5	113	60	34
Accrued expenses and other	(24)	5	(178)	(264)

Net cash provided by/(used in) operating activities	(708)	(30)	(1,460)	(607)

Cash flows from investing activities
Capital expenditures	(439)	(132)	(653)	(239)
Net proceeds from sale or redemption of non-operating assets	55	246	55	246
Acquisition	-	-	-	(9)
Net proceeds from sale of operating assets	1	-	19	-

Net cash provided by/(used in) investing activities	(383)	114	(579)	(2)

Cash flows from financing activities
Proceeds from short-term borrowings	-	-	850	-
Net proceeds from issuance of long-term debt	2,180	-	2,180	-
Premium on early retirement of debt	(110)	-	(110)	-
Payments of capital leases and note payable	(14)	-	(19)	-
Payment of long-term debt	(245)	-	(245)	-
Financing costs	(4)	(2)	(12)	(4)
Dividends paid, common	-	(43)	-	(86)
Proceeds from stock options exercised	2	1	7	69
Excess tax benefits from stock-based compensation	-	12	-	23
Tax withholding payments for vested restricted stock	(4)	(3)	(7)	(12)

Net cash provided by/(used in) financing activities	1,805	(35)	2,644	(10)

Net increase/(decrease) in cash and cash equivalents	714	49	605	(619)
Cash and cash equivalents at beginning of period	821	839	930	1,507

Cash and cash equivalents at end of period	$1,535	$888	$1,535	$888

Supplemental cash flow information
Income taxes received/(paid), net	(2)	55	88	51
Interest received/(paid), net	(152)	(23)	(236)	(113)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment	(178)	66	102	50
Financing costs withheld from proceeds of long-term debt	(70)	-	(70)	-

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

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended August 3, 2013” and “three months ended July 28, 2012” refer to the 13-week periods ended August 3, 2013 and July 28, 2012, respectively. “Six months ended August 3, 2013” or “2013 first half,” and “six months ended July 28, 2012,” or “2012 first half,” refer to the 26-week periods ended August 3, 2013 and July 28, 2012, respectively. Fiscal year 2013 contains 52 weeks and fiscal year 2012 contained 53 weeks.

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

2. Earnings/(Loss) per Share

Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Earnings/(loss)
Net income/(loss)	$(586)	$(147)	$(934)	$(310)

Shares
Weighted average common shares outstanding (basic shares)	220.6	219.3	220.2	218.9
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	-	-	-	-

Weighted average shares assuming dilution (diluted shares)	220.6	219.3	220.2	218.9

EPS
Basic	$(2.66)	$(0.67)	$(4.24)	$(1.42)
Diluted	$(2.66)	$(0.67)	$(4.24)	$(1.42)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Stock options, restricted stock awards and warrant	25.0	25.7	25.0	25.4

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

On April 12, 2013, we borrowed $850 million under the 2013 Credit Facility. A portion of the borrowing bears interest at a rate of LIBOR plus 3.0% with the remaining portion bearing interest at a base rate (as defined in the 2013 Credit Facility) plus 2.0% per annum. As of the end of the second quarter of 2013, all of the borrowing remains outstanding. As of the end of the second quarter of 2013, we had $503 million in standby and import letters of credit outstanding under the 2013 Credit Facility, the majority of which are standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. The applicable rate for standby and import letters of credit was 3.00% and 1.50%, respectively, while the required commitment fee was 0.50% for the unused portion of the 2013 Credit Facility. As of the end of the second quarter of 2013, we had $497 million available for future borrowing, of which $312 million is currently accessible due to the limitation of the fixed charge coverage ratio.

4. Long-Term Debt

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

Holders that validly tendered their Notes prior to the Consent Expiration, as extended, received the Amended Tender Offer Consideration. Holders that validly tendered their Notes after the Consent Expiration, as extended, but prior to the Expiration Time, as extended, received only the tender offer consideration of $1,400 per $1,000 principal amount of the Notes (Tender Offer Consideration). Holders whose Notes were accepted for purchase in the Amended Tender Offer also received accrued and unpaid interest to, but not including, the applicable payment date for the Notes. On May 22, 2013, we accepted for purchase $243 million in aggregate principal amount of the Notes, representing 95.41% of the outstanding principal amount, for aggregate Amended Tender Offer Consideration of $352 million. On June 5, 2013, we accepted for purchase an additional $2 million in aggregate principal amount of the Notes, for aggregate Tender Offer Consideration of $3 million. The Tender Offer resulted in a loss on the extinguishment of debt of $114 million which includes the premium paid over face value of the Notes of $110 million, reacquisition costs of $2 million and the write-off of unamortized debt issue costs of $2 million. As a result of receiving the requisite consent of the Holders of at least 66 2/3% of aggregate principal amount of Notes outstanding, the Proposed Amendments were approved and became operative.

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

5. Fair Value Disclosures

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

		REIT Assets at Fair Value
($ in millions)	Cost Basis	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
August 3, 2013	$7	$33	$-	$-
July 28, 2012	34	71	-	-
February 2, 2013	7	33	-	-

Other Financial Instruments

Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows:

	August 3, 2013		July 28, 2012		February 2, 2013
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ in millions)	Amount	Value	Amount	Value	Amount	Value
Long-term debt, including current maturities	$4,873	$4,272	$3,098	$2,651	$2,868	$2,456
Cost investment	36	-	36	-	36	-

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. The cost investment is for equity securities that are not registered and freely tradable shares and their fair values are not readily determinable; however, we believe the carrying value approximates or is less than the fair value.

As of August 3, 2013, July 28, 2012 and February 2, 2013, the fair values of cash and cash equivalents and accounts payable approximate their carrying values due to the short-term nature of these instruments. In addition, the fair values of short-term borrowings, capital lease commitments and the note payable approximate their carrying values. These items have been excluded from the table above.

Concentrations of Credit Risk

We have no significant concentrations of credit risk.

6. Stockholders’ Equity

The following table shows the change in the components of stockholders’ equity for the six months ended August 3, 2013:

	Number			Reinvested	Accumulated
	of		Additional	Earnings/	Other	Total
	Common	Common	Paid-in	(Accumulated	Comprehensive	Stockholders’
(in millions)	Shares	Stock	Capital	Deficit)	Income/(Loss)	Equity
February 2, 2013	219.3	$110	$3,799	$380	$(1,118)	$3,171
Net income/(loss)	-	-	-	(934)	-	(934)
Other comprehensive income/(loss)	-	-	-	-	54	54
Stock-based compensation	1.1	-	29	-	-	29

August 3, 2013	220.4	$110	$3,828	$(554)	$(1,064)	$2,320

The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	Three Months Ended
	August 3, 2013			July 28, 2012
		Income				Income
		Tax				Tax
	Gross	(Expense)/	Net	Gross		(Expense)/	Net
($ in millions)	Amount	Benefit	Amount	Amount		Benefit	Amount
REITs
Unrealized gain/(loss)	$(4)	$1	$(3)	$8		$(2)	$6
Reclassification adjustment for realized (gain)/loss	-	-	-	(270	)(1)	96	(174)
Retirement benefit plans
Reclassification for amortization of net actuarial loss/(gain)	44	(17)	27	63		(26)	37
Reclassification for amortization of prior service cost/(credit)	-	-	-	(3)		1	(2)

Total	$40	$(16)	$24	$(202)		$69	$(133)

	Six Months Ended
	August 3, 2013			July 28, 2012
		Income				Income
		Tax				Tax
	Gross	(Expense)/	Net	Gross		(Expense)/	Net
($ in millions)	Amount	Benefit	Amount	Amount		Benefit	Amount
REITs
Unrealized gain/(loss)	$-	$-	$-	$51		$(18)	$33
Reclassification adjustment for realized (gain)/loss	-	-	-	(270	)(1)	96	(174)
Retirement benefit plans
Reclassification for amortization of net actuarial loss/(gain)	88	(33)	55	127		(50)	77
Reclassification for amortization of prior service cost/(credit)	(1)	-	(1)	(7)		3	(4)

Total	$87	$(33)	$54	$(99)		$31	$(68)

(1) The reclassification adjustment for the Simon Property Group, L.P. (SPG) units was calculated by using the closing fair market value per SPG unit of $158.13 on July 19, 2012 for the two million REIT units that were redeemed on July 20, 2012. The REIT units were redeemed at a price of $124.00 per unit (see Note 10).

The following table shows the changes in accumulated other comprehensive income/(loss) balances for the six months ended August 3, 2013:

	Unrealized			Accumulated Other
	Gain/(Loss)	Net Actuarial	Prior Service	Comprehensive
($ in millions)	on REITs	Gain/(Loss)	Credit/(Cost)	Income/(Loss)
February 2, 2013	$17	$(1,121)	$(14)	$(1,118)
Amounts reclassified from accumulated other comprehensive income	-	55	(1)	54

Net current-period other comprehensive income	-	55	(1)	54

August 3, 2013	$17	$(1,066)	$(15)	$(1,064)

Reclassifications out of accumulated other comprehensive income/(loss) are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)				Line Item in the Unaudited Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
($ in millions)	2013	2012	2013	2012
Realized (gain)/loss on REITs
Redemption of SPG REIT units	$-	$(270)	$-	$(270)	Real estate and other, net
Tax (expense)/benefit	-	96	-	96	Income tax expense/(benefit)

Total, net of tax	-	(174)	-	(174)

Amortization of retirement benefit plans
Actuarial loss/(gain)(1)	44	63	88	127	Pension
Prior service cost/(credit)(1)	2	-	3	-	Pension
Prior service cost/(credit)(1)	(2)	(3)	(4)	(7)	SG&A
Tax (expense)/benefit	(17)	(25)	(33)	(47)	Income tax expense/(benefit)

Total, net of tax	27	35	54	73

Total reclassifications	$27	$(139)	$54	$(101)

(1) These accumulated other comprehensive components are included in the computation of net periodic benefits expense/(income). See Note 8 for additional details.

7. Stock-Based Compensation

We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan. On May 18, 2012, our stockholders approved the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan (2012 Plan), reserving 7 million shares for future grants (1.5 million newly authorized shares plus up to 5.5 million reserved but unissued shares from our prior 2009 Long-Term Incentive Plan (2009 Plan)). In addition, shares underlying any outstanding stock award or stock option grant cancelled prior to vesting or exercise become available for use under the 2012 Plan. The 2009 Plan terminated on May 18, 2012, except for outstanding awards, and all subsequent awards have been granted under the 2012 Plan. As of August 3, 2013, there were approximately 5 million shares of stock available for future grant under the 2012 Plan.

On March 4, 2013, we granted off-cycle awards to employees consisting of approximately 70,000 stock options at an option price of $16.74 and a fair value of $7.88 per option and approximately 94,000 time-based restricted stock units (RSU’s) with a fair value of $16.74 per RSU award.

On April 3, 2013, we made an annual grant to employees consisting of approximately 3.3 million stock options at an option price of $14.43 and a fair value of $7.07 per option, approximately 621,000 RSU’s with a fair value of $14.43 per RSU award and approximately 998,000 performance-based restricted stock units (PBRSU’s) with a fair value of $14.43 per PBRSU award. The number of PBRSU’s that ultimately vest is dependent on the achievement of a 2013 internal profitability target (performance condition).

During the second quarter of 2013, we granted approximately 74,000 stock options to employees at an option price of $18.98 and a fair value of $9.35 per option. Additionally, we granted approximately 77,000 time-based RSUs to employees with a fair value of $18.98 per RSU award as well as 64,000 RSUs to directors with a fair value of $18.72 per RSU award.

The following table presents total stock-based compensation costs by line item in the unaudited Interim Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	August 3,	July 28,	August 3,	July 28,
($ in millions)	2013	2012	2013	2012
SG&A	$10	$13	$14	$24
Cost of goods sold	1	1	2	2
Restructuring and management transition (Note 9)	7	-	16	9

Total stock-based compensation	$18	$14	$32	$35

8. Retirement Benefit Plans

The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan), non-contributory supplemental pension plans and contributory postretirement health and welfare plan are as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 3,	July 28,	August 3,	July 28,
Primary Pension Plan	2013	2012	2013	2012
Service cost	$19	$23	$39	$46
Interest cost	51	62	102	124
Expected return on plan assets	(85)	(95)	(170)	(189)
Amortization of actuarial loss/(gain)	38	58	76	116
Amortization of prior service cost/(credit)	2	-	3	-

Net periodic benefit expense/(income)	$25	$48	$50	$97

Supplemental Pension Plans
Service cost	$-	$1	$-	$1
Interest cost	3	4	6	7
Amortization of actuarial loss/(gain)	6	5	12	11
Amortization of prior service cost/(credit)	-	-	-	-

Net periodic benefit expense/(income)	$9	$10	$18	$19

Primary and Supplemental Pension Plans Total
Service cost	$19	$24	$39	$47
Interest cost	54	66	108	131
Expected return on plan assets	(85)	(95)	(170)	(189)
Amortization of actuarial loss/(gain)	44	63	88	127
Amortization of prior service cost/(credit)	2	-	3	-

Net periodic benefit expense/(income)	$34	$58	$68	$116

Postretirement Health and Welfare Plan
Service cost	$-	$-	$-	$-
Interest cost	-	1	-	1
Amortization of actuarial loss/(gain)	-	-	-	-
Amortization of prior service cost/(credit)	(2)	(3)	(4)	(7)

Net periodic benefit expense/(income)	$(2)	$(2)	$(4)	$(6)

Retirement Benefit Plans Total
Service cost	$19	$24	$39	$47
Interest cost	54	67	108	132
Expected return on plan assets	(85)	(95)	(170)	(189)
Amortization of actuarial loss/(gain)	44	63	88	127
Amortization of prior service cost/(credit)	-	(3)	(1)	(7)

Net periodic benefit expense/(income)	$32	$56	$64	$110

Net periodic benefit expense/(income) for our noncontributory postretirement health and welfare plan is predominantly included in SG&A expense in the unaudited Consolidated Statements of Operations.

Defined Contribution Plans

Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain members of management. Total expense for our defined contribution plans for the second quarters of 2013 and 2012 was $12 million and $14 million, respectively, and was predominantly included in SG&A expenses in the unaudited Consolidated Statements of Operations. Total expense for the first six months of 2013 and 2012 was $26 million and $30 million, respectively.

9. Restructuring and Management Transition

The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended		Cumulative Amount Through August 3, 2013
	August 3,	July 28,	August 3,	July 28,
($ in millions)	2013	2012	2013	2012
Supply chain	$-	$10	$-	$16	$60
Home office and stores	4	56	32	101	186
Software and systems	-	36	-	36	36
Store fixtures	17	42	45	42	123
Management transition	13	10	29	30	200
Other	13	5	13	10	61

Total	$47	$159	$119	$235	$666

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, during the three and six months ended July 28, 2012 we recorded charges of $10 million and $16 million, respectively, related to increased depreciation, termination benefits and unit closing costs. This restructuring activity was completed during the third quarter of 2012.

Home office and stores

During the three months ended August 3, 2013 and July 28, 2012, we recorded $4 million and $56 million, respectively, of charges associated with employee termination benefits for actions to reduce our store and home office expenses. During the six months ended August 3, 2013 and July 28, 2012, we recorded charges of $32 million and $101 million, respectively.

Software and systems

During the three and six months ended July 28, 2012, we recorded a charge of $36 million related to the disposal of software and systems that based on our evaluation no longer supported our then current strategy. Included in this amount is $3 million of consulting fees related to that evaluation.

Store fixtures

During the three months ended August 3, 2013, we recorded $1 million of charges for the write-off of store fixtures related to the renovations in our home department and $16 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced during the first half of 2013 or are expected to be replaced during 2013.

During the six months ended August 3, 2013, we recorded $7 million of charges for the write-off of store fixtures related to the renovations in our home department and $29 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced during the first half of 2013 or are expected to be replaced during 2013. In addition, during the six months ended August 3, 2013, we recorded $9 million of charges for the impairment of certain store fixtures related to our former shops strategy that were used in our prototype department store.

During the three and six months ended July 28, 2012, we recorded $42 million of charges related to the replacement of store fixtures in connection with the launch of our first 10 attractions in August and September of 2012.

Management transition

During the three months ended August 3, 2013 and July 28, 2012, we implemented several changes within our management leadership team that resulted in management transition costs of $13 million and $10 million, respectively, for both incoming and outgoing members of management. During the six months ended August 3, 2013 and July 28, 2012, we recorded management transition charges of $29 million and $30 million, respectively.

Other

During the three months ended August 3, 2013 and July 28, 2012, we recorded $13 million and $5 million, respectively, of miscellaneous restructuring charges. During the six months ended August 3, 2013 and July 28, 2012, we recorded $13 million and $10 million, respectively, of miscellaneous restructuring charges. The charges during the second quarter of 2013 were related to contract termination costs associated with our previous marketing and shops strategy. The charges in the first quarter of 2012 were primarily related to the exit of our specialty websites CLADTM and Gifting GraceTM and the charges in the second quarter of 2012 were primarily related to costs associated with the closing of our Pittsburgh, Pennsylvania customer call center.

Activity for the restructuring and management transition liability for the six months ended August 3, 2013 was as follows:

($ in millions)	Supply Chain	Home Office and Stores	Store Fixtures	Management Transition	Other	Total
February 2, 2013	$2	$4	$-	$-	$12	$18
Charges	-	32	45	29	13	119
Cash payments	(2)	(27)	-	(11)	(1)	(41)
Non-cash	-	(1)	(45)	(15)	-	(61)

August 3, 2013	$-	$8	$-	$3	$24	$35

Non-cash amounts represent charges that do not result in cash expenditures including increased depreciation, write-off of store fixtures and stock-based compensation expense for accelerated vesting related to terminations.

10. Real Estate and Other, Net

Real estate and other consists of ongoing operating income from our real estate subsidiaries whose investments are in REITs, as well as investments in joint ventures that own regional mall properties. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits. The composition of real estate and other, net was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Gain on sale or redemption of non-operating assets, net:
Redemption of SPG REIT units	$-	$(200)	$-	$(200)
Sale of investment in joint venture	(62)	-	(62)	-

Net gain on sale or redemption of non-operating assets	(62)	(200)	(62)	(200)
Dividend income from REITs	-	(2)	-	(5)
Investment income from joint ventures	(2)	(3)	(4)	(6)
Gain on sale of operating assets	(2)	-	(18)	-
Other	(2)	(3)	(6)	(4)

Real estate and other (income)/expense, net	$(68)	$(208)	$(90)	$(215)

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

Joint Venture

During the second quarter of 2013, we sold our investment in a joint venture that owns regional mall properties for $55 million, resulting in a net gain of $62 million. The gain exceeded the cash proceeds as a result of distributions of cash related to refinancing transactions in prior periods that were recorded as net reductions in the carrying amount of the investment. The net book value of the joint venture investment was a negative $7 million and was included in Other liabilities in the Consolidated Balance Sheets.

Operating Assets

During the first quarter of 2013, we sold our leasehold interest of a former department store location with a net book value of $2 million for net proceeds of $18 million, realizing a gain of $16 million. During the second quarter of 2013, we sold two properties, realizing a gain of $2 million.

11. Income Taxes

For the three months ended August 3, 2013, we recorded our tax provision based on actual year-to-date results. For the three months ended May 4, 2013 and for the three and six months ended July 28, 2012, we determined the quarterly provision for income taxes using an estimated annual effective tax rate, which was based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. The effective tax rate for the three months ended August 3, 2013 was (3.0)% as compared to (39.0)% for the three months ended July 28, 2012. The effective tax rate for the six months ended August 3, 2013 was (18.9)% compared to (40.7)% for the six months ended July 28, 2012. Our effective tax rate for the three and six months ended August 3, 2013 was negatively impacted by a $218 million increase to the tax valuation allowance for deferred tax assets during the second quarter of 2013.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. In the second quarter, our net deferred tax position, exclusive of any valuation allowance, changed from a net deferred tax liability to a net deferred tax asset. In addition, we heavily weighted the negative evidence of cumulative losses in recent periods and the positive evidence of future reversals of existing temporary differences. Although a sizable portion of our losses in recent years were the result of charges incurred for restructuring and other special items, even without these charges we still would have incurred significant losses. Accordingly, we considered our pattern of recent losses to be relevant to our analysis. Considering this pattern of recent losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future U.S. taxable income for purposes of assessing the need for a valuation allowance. As a result of our assessment, we concluded that our net deferred tax assets required a valuation allowance. Our estimate of the realization of deferred tax assets was based solely on future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring carryforwards.

Based on the weight of available evidence, we determined it was more likely than not that a portion of our deferred tax assets will not be realized, and accordingly, a valuation allowance of $298 million has been recorded against our deferred tax assets as of August 3, 2013. This resulted in an increase to the valuation allowance during the quarter ended August 3, 2013 of $218 million, of which $183 million relates to the increase in the deferred tax assets created for federal net operating loss carryforwards and $35 million relates to deferred tax assets created for state net operating loss carryforwards.

As a result of the valuation allowance, for the three months ended August 3, 2013, we recorded a net tax benefit of $18 million. The net tax benefit consists of a $9 million benefit related to our federal and state operating losses, a $17 million non-cash benefit relating to other comprehensive income, offset by state and foreign tax expenses of $6 million and $2 million of tax expense on the amortization of certain indefinite-lived intangible assets that were not available to offset existing deferred taxes. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $17 million in operating results, offset by a $17 million charge to other comprehensive income for the quarter.

As of August 3, 2013, we have approximately $2.3 billion of net operating losses available for U.S. federal income tax purposes which expire in 2032 and 2033 for which a net deferred tax asset of $613 million has been recorded, net of a valuation allowance of $183 million. A net deferred tax asset of $53 million, net of a valuation allowance of $115 million, has been recorded for state net operating losses that expire at various dates through 2033.

12. Litigation, Other Contingencies and Guarantees

Litigation

Macy’s Litigation

On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs seek primarily to prevent the Company from implementing our partnership agreement with MSLO as it relates to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation. The parties did not reach a settlement, and the trial continued on April 8, 2013. The parties concluded their presentations of evidence on April 26, 2013, and completed post-trial briefs in late May, 2013. The court held closing arguments on August 1, 2013. The court has not yet issued a final decision in the case. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Contingencies

As of August 3, 2013, we estimated our total potential environmental liabilities to range from $19 million to $25 million and recorded our best estimate of $20 million in other liabilities in the unaudited Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Guarantees

As of August 3, 2013, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

In connection with the sale of the operations of our outlet stores, we assigned leases on 7 outlet store locations to the purchaser. In the event that the purchaser fails to make the required lease payments, we continue for a period of time to be liable for lease payments to each landlord of the 7 assigned leases. The purchaser’s obligations under the leases are guaranteed to us by certain principals and affiliates of the purchaser. We are currently engaged in discussions regarding restructuring the agreement. As of August 3, 2013, our maximum liability in connection with the assigned leases is $10 million.

In connection with the redemption of two million of our SPG REIT units, we agreed to make future capital contributions to SPG under certain circumstances. Capital contributions would be required only if (i) one or more unsecured senior notes or term loans of SPG are in default and (ii) the aggregate amount received and/or realized by the lenders with respect to such notes or loans upon the exhaustion of all other remedies available to them is less than the maximum amount of all capital contribution commitments of the Company and other parties with similar commitments. Our contribution obligation is subject to a maximum aggregate amount of $360 million, and is proportionate to our share of all similar commitments provided by the Company and other parties. Under certain circumstances, including the disposition of its remaining SPG REIT units, the Company can terminate its obligation. The possibility that we would be required to make a contribution is considered remote, and as such, no amount has been recorded in the unaudited Interim Consolidated Financial Statements.

13. Recently Issued Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. This update provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This update applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. We do not anticipate the adoption to have a material impact on our consolidated results operations, cash flows or financial position.

14. Subsequent Event

As authorized by our Company’s Board of Directors, the Company adopted a Rights Agreement, dated as of August 22, 2013 (Rights Agreement), by and between the Company and Computershare Inc., as Rights Agent. Pursuant to the terms of the Rights Agreement that expires on August 20, 2014, one preferred stock purchase right (a Right) was attached to each outstanding share of Common Stock of $0.50 par value of the Company (Common Stock) held by holders of record as of the close of business on September 3, 2013. Additionally, the Company will issue one Right with each new share of Common Stock issued. The Rights will initially trade with and be inseparable from our Common Stock and will not be evidenced by separate certificates unless they become exercisable.

Each Right entitles its holder to purchase from the Company 1/1000th of a share of a newly authorized series of participating preferred stock at an exercise price of $55.00, subject to adjustment in accordance with the terms of the Rights Agreement, once the Rights become exercisable. In general terms, under the Rights Agreement, the Rights become exercisable if any person or group acquires 10% or more of the Common Stock or, in the case of any person or group that owned 10% or more of the Common Stock as of August 22, 2013, upon the acquisition of any additional shares by such person or group. This does not include certain affiliates of Vornado Realty Trust so long as such party’s beneficial ownership is permitted under such party’s letter agreements with the Company. In addition, the Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries, and any entity holding Common Stock for or pursuant to the terms of any such plan, are excepted. Upon exercise of the Right in accordance with the Rights Agreement, the holder would be able to purchase a number of shares of Common Stock from the Company having an aggregate market value (as defined in the Rights Agreement) equal to twice the then-current exercise price for an amount in cash equal to the then-current exercise price. The Rights will not prevent a takeover of our Company, but may cause substantial dilution to a person that acquires 10% or more of our Common Stock.

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

Second Quarter Summary and Key Developments

¡	For the second quarter of 2013, sales were $2,663 million, a decrease of 11.9% as compared to the corresponding quarter in 2012. Comparable store sales decreased 11.9% for the second quarter of 2013. Sales through jcp.com decreased 2.2%, to $215 million.

¡	For the second quarter of 2013, gross margin as a percentage of sales was 29.6% compared to 33.2% in the same period last year. The decrease in gross margin as a percentage of sales was primarily due to a change in the merchandise sales mix, which includes a higher level of clearance merchandise sales during the quarter, compared to the same period last year.

¡	Selling, general and administrative (SG&A) expenses decreased $24 million, or 2.3%, for the second quarter of 2013 as compared to the corresponding quarter in 2012 as we continue to realize the benefits from our cost savings initiatives.

¡	During the quarter, we enhanced our liquidity by entering into a $2.25 billion senior secured term loan facility. In addition, we paid $355 million to complete a cash tender offer and consent solicitation with respect to substantially all of our outstanding 7.125% Debentures due 2023. In doing so, we also recognized a loss on extinguishment of debt of $114 million.

¡	In the second quarter of 2013, we recognized a tax benefit of $18 million reflecting a significant reduction in tax benefits typically recognized from federal and state loss carryforwards due to the recognition of a tax valuation allowance of $218 million during the quarter. This resulted in an effective tax rate of only (3.0)% for the second quarter compared to (39.0)% in the second quarter of 2012 and negatively impacted EPS by $0.99.

¡	For the second quarter of 2013, our net loss was $586 million, or $2.66 per share, compared to a net loss of $147 million, or $0.67 per share, for the corresponding prior year quarter. Results for this quarter included $47 million, or $0.21 per share, of restructuring and management transition charges, $25 million, or $0.04 per share, for the impact of our qualified defined benefit pension plan (Primary Pension Plan) expense, $114 million, or $0.52 per share for the loss on extinguishment of debt, and $62 million, or $0.28 per share, for the net gain on the sale of a non-operating asset.

Results of Operations

	Three Months Ended		Six Months Ended
($ in millions, except EPS)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Total net sales	$2,663	$3,022	$5,298	$6,174
Percent increase/(decrease) from prior year	(11.9)%	(22.6)%	(14.2)%	(21.3)%
Comparable store sales increase/(decrease)(1)	(11.9)%	(21.7)%	(14.3)%	(20.3)%
Gross margin	787	1,004	1,599	2,190
Operating expenses/(income):
Selling, general and administrative	1,026	1,050	2,104	2,210
Primary pension plan	25	48	50	97
Supplemental pension plans	9	10	18	19

Total pension	34	58	68	116
Depreciation and amortization	143	128	279	253
Real estate and other, net	(68)	(208)	(90)	(215)
Restructuring and management transition	47	159	119	235

Total operating expenses	1,182	1,187	2,480	2,599

Operating income/(loss)	(395)	(183)	(881)	(409)
Adjusted operating income/(loss) (non-GAAP)(2)	(385)	(74)	(774)	(122)
Loss on extinguishment of debt	114	-	114	-
Net interest expense	95	58	156	114

Income/(loss) before income taxes	(604)	(241)	(1,151)	(523)
Income tax expense/(benefit)	(18)	(94)	(217)	(213)

Net income/(loss)	$(586)	$(147)	$(934)	$(310)

Adjusted net income/(loss) (non-GAAP)(2)	$(477)	$(81)	$(766)	$(136)

Diluted EPS	$(2.66)	$(0.67)	$(4.24)	$(1.42)
Adjusted diluted EPS (non-GAAP)(2)	$(2.16)	$(0.37)	$(3.48)	$(0.62)
Ratios as a percent of sales:
Gross margin	29.6%	33.2%	30.2%	35.5%
SG&A	38.5%	34.7%	39.7%	35.8%
Total operating expenses	44.4%	39.3%	46.8%	42.1%
Operating income/(loss)	(14.8)%	(6.1)%	(16.6)%	(6.6)%
Adjusted operating income/(loss) (non-GAAP)(2)	(14.5)%	(2.4)%	(14.6)%	(2.0)%

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

Non-GAAP Financial Measures

We report our financial information in accordance with generally accepted accounting principles in the United States (GAAP). However, we present certain financial measures and ratios identified as non-GAAP under the rules of the Securities and Exchange Commission (SEC) to assess our results. We believe the presentation of these non-GAAP financial measures and ratios is useful in order to better understand our financial performance as well as to facilitate the comparison of our results to the results of our peer companies. In addition, management uses these non-GAAP financial measures and ratios to assess the results of our operations. It is important to view non-GAAP financial measures in addition to, rather than as a substitute for, those measures and ratios prepared in accordance with GAAP. We have provided reconciliations of the most directly comparable GAAP measures to our non-GAAP financial measures presented.

The following non-GAAP financial measures are adjusted to exclude the impact of markdowns related to the alignment of inventory with our 2012 strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense, the loss on extinguishment of debt and the net gain on the sale or redemption of non-operating assets. Unlike other operating expenses, markdowns related to the alignment of inventory with our 2012 strategy, restructuring and management transition charges, loss on extinguishment of debt and the net gain on the sale or redemption of non-operating assets are not directly related to our ongoing core business operations. Primary Pension Plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility. Accordingly, we eliminate our Primary Pension Plan expense in its entirety as we view all components of net periodic benefit expense as a single, net amount, consistent with its presentation in our Consolidated Financial Statements. We believe it is useful for investors to understand the impact of markdowns related to the alignment of inventory with our 2012 strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense, the loss on extinguishment of debt and the net gain on the sale or redemption of non-operating assets on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted net income/(loss); and (3) adjusted diluted EPS.

Adjusted Operating Income/(Loss). The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income/(loss), a non-GAAP financial measure:

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Operating income/(loss) (GAAP)	$(395)	$(183)	$(881)	$(409)
As a percent of sales	(14.8)%	(6.1)%	(16.6)%	(6.6)%
Add: markdowns - inventory strategy alignment	-	102	-	155
Add: restructuring and management transition charges	47	159	119	235
Add: primary pension plan expense	25	48	50	97
Less: net gain on sale or redemption of non-operating assets	(62)	(200)	(62)	(200)

Adjusted operating income/(loss) (non-GAAP)	$(385)	$(74)	$(774)	$(122)

As a percent of sales	(14.5)%	(2.4)%	(14.6)%	(2.0)%

Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, non-GAAP financial measures:

	Three Months Ended				Six Months Ended
($ in millions, except per share data)	August 3, 2013		July 28, 2012		August 3, 2013		July 28, 2012
Net income/(loss) (GAAP)	$(586)		$(147)		$(934)		$(310)
Diluted EPS (GAAP)	$(2.66)		$(0.67)		$(4.24)		$(1.42)
Add: markdowns - inventory strategy alignment, net of tax of $-, $39, $- and $60	-		63	(1)	-		95	(1)
Add: restructuring and management transition charges, net of tax of $-, $61, $28 and $91	47	(2)	98	(1)	91	(2)	144	(1)
Add: primary pension plan expense, net of tax of $16, $19, $26 and $38	9	(3)	29	(1)	24	(3)	59	(1)
Add: loss on extinguishment of debt, net of tax of $-, $-, $- and $-	114	(2)	-		114	(2)	-
Less: net gain on sale or redemption of non-operating assets, net of tax of $1, $76, $1 and $76	(61	)(4)	(124	)(5)	(61	)(4)	(124	)(5)

Adjusted net income/(loss) (non-GAAP)	$(477)		$(81)		$(766)		$(136)

Adjusted diluted EPS (non-GAAP)	$(2.16)		$(0.37)		$(3.48)		$(0.62)

(1) Tax effect was calculated using the Company’s statutory rate of 38.82%.

(2) Reflects no tax effect due to the impact of the Company’s tax valuation allowance.

(3) Tax benefit for the three months ended August 3, 2013 is in accordance with the requirement that the Company’s net zero tax provision be allocated between its operating loss and accumulated other comprehensive income. For the three months ended May 3, 2013, tax effect was calculated using the Company’s statutory rate of 38.82%.

(4) Tax effect represents state taxes payable in separately filing states related to the sale of the non-operating asset.

(5) Tax effect was calculated using the effective tax rate for the transaction of 37.75%.

Total Net Sales

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Total net sales	$2,663	$3,022	$5,298	$6,174

Sales percent increase/(decrease):
Total net sales	(11.9)%	(22.6)%	(14.2)%	(21.3)%
Comparable store sales	(11.9)%	(21.7)%	(14.3)%	(20.3)%

Total net sales decreased $359 million in the second quarter of 2013 compared to the second quarter of 2012. For the first six months of 2013, total net sales decreased $876 million from the same period last year. The following table provides the components of the net sales decrease:

	Three Months Ended	Six Months Ended
($ in millions)	August 3, 2013	August 3, 2013
Comparable store sales increase/(decrease)	$(356)	$(878)
New and closed stores, net	(3)	2

Total net sales increase/(decrease)	$(359)	$(876)

Store Count

The following table compares the number of stores and gross selling space for the second quarters and first halves of 2013 and 2012:

	Three Months Ended		Six Months Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
jcpenney department stores
Beginning of period	1,102	1,103	1,104	1,102
Stores opened	-	-	-	2
Closed stores	(7)	(2)	(9)	(3)

End of period(1)	1,095	1,101	1,095	1,101

The Foundry Big and Tall Supply Co.(2)	10	10	10	10

(1) Gross selling space was 111 million square feet as of August 3, 2013 and July 28, 2012.

(2) Gross selling space was 51 thousand square feet as of August 3, 2013 and July 28, 2012.

In the second quarter of 2013, comparable store sales decreased 11.9%. Internet sales decreased 2.2%, to $215 million. Total net sales decreased 11.9% to $2,663 million compared with $3,022 million in last year’s second quarter. For the first six months of 2013, comparable store sales decreased 14.3% while comparable stores sales in last year’s first six months decreased 20.3%. Internet sales decreased 12.5%, to $432 million. Total net sales decreased 14.2% to $5,298 million compared with $6,174 million last year.

Based on a sample of our mall and off-mall stores, our store traffic and conversion rate decreased in the quarter compared to the second quarter last year. The number of store transactions and the total number of units decreased while the average number of units per transaction increased in the quarter as compared to the prior year corresponding period. The decline in sales is primarily related to the change in our pricing strategy at the beginning of 2012 that focused on everyday low prices and substantially eliminated promotional activities. During the first quarter of 2013, we began the process of returning the majority of our business to a promotional model.

Internet sales experienced less of a decline during the quarter as compared to our stores primarily as a result of better in-stock merchandise positions, improvements in site performance and a favorable response to our promotional activity.

All geographic regions and merchandise divisions experienced comparable store sales declines for the second quarter of 2013 compared to the prior year corresponding period. The home division experienced the largest decline, which includes the lengthy renovation and re-merchandising of our home department that was substantially complete by the end of the second quarter of 2013.

Private brands, including exclusive brands found only at jcpenney, decreased to 49% of total merchandise sales for the second quarter of 2013, compared to 56% in last year’s second quarter. This decrease is primarily attributed to a decline in sales from our private brands as a result of the discontinuation of some of our private label offerings during 2012. During the first half of 2013, we began to reintroduce some of our private brands that had been discontinued.

The strategy we introduced in 2012 emphasized national brands in a shops presentation and introduced new merchandise brands. This re-merchandising effort has not resonated well with our customers so we are editing our existing merchandise assortments and undertaking several merchandise initiatives to make assortments more compelling to customers and to reflect the reintroduction of some of our private brands. The largest implementation of our former strategy was in the home department. These changes also did not resonate with our customers. As a result, we are making adjustments to our home merchandise assortments to present a better balance between traditional and modern home furnishings, a more balanced selection of good, better and best price points across key items, and merchandise arranged by category rather than brand.

Gross Margin

Gross margin for the second quarter of 2013 was $787 million, a decrease of $217 million compared to $1,004 million in the second quarter of 2012. Gross margin as a percentage of sales in the second quarter of 2013 was 29.6% compared to 33.2% in the second quarter of 2012. The 360 basis point decrease resulted from the following:

¡	change in merchandise sales mix, including a higher level of clearance merchandise sales (-360 basis points);
¡	re-ticketing costs as a result of moving back to a promotional strategy on selected merchandise (-27 basis points);
¡	higher levels of markdowns and inventory reserves (-33 basis points);
¡	improved merchandise and distribution costs (+47 basis points);
¡	increased vendor cost concessions (+9 basis points); and
¡	net change in other miscellaneous items (+4 basis points).

Gross margin for the six months ended August 3, 2013 was $1,599 million, a decrease of $591 million compared to $2,190 million for the six months ended July 28, 2012. Gross margin as a percentage of sales for the six months ended August 3, 2013 was 30.2% compared to 35.5% for the six months ended July 28, 2012. The 530 basis point decrease resulted from the following:

¡	change in merchandise sales mix, including a higher level of clearance merchandise sales (-410 basis points);
¡	re-ticketing costs as a result of moving back to a promotional strategy on selected merchandise (-52 basis points);
¡	higher levels of markdowns and inventory reserves (-49 basis points);
¡	reduced vendor cost concessions (-21 basis points); and
¡	net change in other miscellaneous items (+2 basis points).

SG&A Expenses

For the three months ended August 3, 2013, SG&A expenses were $24 million lower compared to the three months ended July 28, 2012. As a percent of sales, SG&A expenses increased to 38.5% compared to 34.7% in the second quarter of 2012, as we were not able to fully leverage our expense reductions against lower sales. The net $24 million decrease primarily resulted from the following:

¡	increased income from the jcpenney private label credit card activities, which is recorded as a reduction of our SG&A expenses (-$13 million);
¡	savings from lower utilities (-$11 million);
¡	savings from general store expense, support costs and rent (-$15 million);
¡	increased advertising expenses (+$33 million); and
¡	net decrease in other miscellaneous items (-$18 million).

For the six months ended August 3, 2013, SG&A expenses were $106 million lower compared to the six months ended July 28, 2012. As a percent of sales, SG&A expenses increased to 39.7% compared to 35.8% in the second quarter of 2012, as we were not able to fully leverage our expense reductions against lower sales. The net $106 million decrease primarily resulted from the following:

¡	reduced salaries and related benefits, including lower incentive compensation (-$31 million);
¡	increased income from the jcpenney private label credit card activities, which is recorded as a reduction of our SG&A expenses (-$37 million);
¡	savings from lower utilities (-$30 million);
¡	increased advertising expenses (+$24 million);
¡	savings from general store expense, support costs and rent (-$17 million); and
¡	net decrease in other miscellaneous items (-$15 million).

Pension Expense

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Primary Pension Plan	$25	$48	$50	$97
Supplemental pension plans	9	10	18	19

Total pension expense	$34	$58	$68	$116

Total pension expense, which consists of our Primary Pension Plan expense and our supplemental pension plans expense, is based on our 2012 year-end measurement of pension plan assets and benefit obligations. Primary Pension Plan expense for the period decreased $23 million, to $25 million compared with $48 million in the second quarter of 2012. The decrease in Primary Pension Plan expense for 2013 is a result of lower amortization of our actuarial loss due to certain lump-sum settlements in 2012, lower service cost due to a decrease in the number of participants accruing benefits and strong asset performance in 2012. These decreases were partially offset by an approximately 60 basis point decrease in our discount rate and a 50 basis point decrease in our assumed expected return on assets. During the three months ended August 3, 2013 and July 28, 2012, supplemental pension plans expense was $9 million and $10 million, respectively. For the first six months of 2013, our Primary Pension Plan expense decreased $47 million to $50 million and our supplemental pension plans expense decreased $1 million to $18 million.

Depreciation and Amortization Expense

Depreciation and amortization expense in the second quarter of 2013 increased $15 million to $143 million from $128 million for the comparable 2012 period. For the first six months of 2013, depreciation and amortization increased $26 million to $279 million from $253 million last year. This increase is a result of our investment and replacement of store fixtures in connection with the implementation of our former shops strategy. Depreciation and amortization expense for the three and six months ended August 3, 2013 excludes $16 million and $29 million, respectively, of increased depreciation as a result of shortening the useful lives of store fixtures in our department stores that were replaced during the quarter or are expected to be replaced during 2013 with the build out of our home department and other attractions. This amount is included in the line Restructuring and Management Transition in the interim Unaudited Consolidated Statements of Operations.

Restructuring and Management Transition

The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Supply chain	$-	$10	$-	$16
Home office and stores	4	56	32	101
Software and systems	-	36	-	36
Store fixtures	17	42	45	42
Management transition	13	10	29	30
Other	13	5	13	10

Total	$47	$159	$119	$235

Supply chain

As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, during the three and six months ended July 28, 2012 we recorded charges of $10 million and $16 million, respectively, related to increased depreciation, termination benefits and unit closing costs. This restructuring activity was completed during the third quarter of 2012.

Home office and stores

During the three months ended August 3, 2013 and July 28, 2012, we recorded $4 million and $56 million, respectively, of charges associated with employee termination benefits for actions to reduce our store and home office expenses. During the six months ended August 3, 2013 and July 28, 2012, we recorded charges of $32 million and $101 million, respectively.

Software and systems

During the three and six months ended July 28, 2012, we recorded a charge of $36 million related to the disposal of software and systems that based on our evaluation no longer supported our then current strategy. Included in this amount is $3 million of consulting fees related to that evaluation.

Store fixtures

During the three months ended August 3, 2013, we recorded $1 million of charges for the write-off of store fixtures related to the renovations in our home department and $16 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced during the first half of 2013 or are expected to be replaced during 2013.

During the six months ended August 3, 2013, we recorded $7 million of charges for the write-off of store fixtures related to the renovations in our home department and $29 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced during the first half of 2013 or are expected to be replaced during 2013. In addition, during the six months ended August 3, 2013, we recorded $9 million of charges for the impairment of certain store fixtures related to our former shops strategy that were used in our prototype department store.

During the three and six months ended July 28, 2012, we recorded $42 million of charges related to the replacement of store fixtures in connection with the launch of our first 10 attractions in August and September of 2012.

Management transition

During the three months ended August 3, 2013 and July 28, 2012, we implemented several changes within our management leadership team that resulted in management transition costs of $13 million and $10 million, respectively, for both incoming and outgoing members of management. During the six months ended August 3, 2013 and July 28, 2012, we recorded management transition charges of $29 million and $30 million, respectively.

Other

During the three months ended August 3, 2013 and July 28, 2012, we recorded $13 million and $5 million, respectively, of miscellaneous restructuring charges. During the six months ended August 3, 2013 and July 28, 2012, we recorded $13 million and $10 million, respectively, of miscellaneous restructuring charges. The charges during the second quarter of 2013 were related to contract termination costs associated with our previous marketing and shops strategy. The charges in the first quarter of 2012 were primarily related to the exit of our specialty websites CLADTM and Gifting GraceTM and the charges in the second quarter of 2012 were primarily related to costs associated with the closing of our Pittsburgh, Pennsylvania customer call center.

Real Estate and Other, Net

Real estate and other consists of ongoing operating income from our real estate subsidiaries whose investments are in real estate investment trusts (REITs), as well as investments in joint ventures that own regional mall properties. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits. The composition of real estate and other, net was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Gain on sale or redemption of non-operating assets, net:
Redemption of SPG REIT units	$-	$(200)	$-	$(200)
Sale of investment in joint venture	(62)	-	(62)	-

Net gain on sale or redemption of non-operating assets	(62)	(200)	(62)	(200)
Dividend income from REITs	-	(2)	-	(5)
Investment income from joint ventures	(2)	(3)	(4)	(6)
Gain on sale of operating assets	(2)	-	(18)	-
Other	(2)	(3)	(6)	(4)

Real estate and other (income)/expense, net	$(68)	$(208)	$(90)	$(215)

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

Joint Venture

During the second quarter of 2013, we sold our investment in a joint venture that owns regional mall properties for $55 million, resulting in a net gain of $62 million. The gain exceeded the cash proceeds as a result of distributions of cash related to refinancing transactions in prior periods that were recorded as net reductions in the carrying amount of the investment. The net book value of the joint venture investment was a negative $7 million and was included in Other liabilities in the Consolidated Balance Sheets.

Operating Assets

During the first quarter of 2013, we sold our leasehold interest of a former department store location with a net book value of $2 million for net proceeds of $18 million, realizing a gain of $16 million. During the second quarter of 2013, we sold two properties, realizing a gain of $2 million.

Operating Income/(Loss)

For the second quarter of 2013, we reported an operating loss of $395 million compared to an operating loss of $183 million in the prior year corresponding period. Excluding the impact of markdowns related the alignment of inventory with our 2012 strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense and the net gain on the sale or redemption of non-operating assets, adjusted operating income/(loss) (non-GAAP) decreased $311 million from an adjusted operating loss of $74 million in the second quarter last year to an adjusted operating loss of $385 million in the current period.

For the first half of 2013, we reported an operating loss of $881 million compared to operating loss of $409 million in the prior year corresponding period. Excluding the impact of markdowns related the alignment of inventory with our 2012 strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense and the net gain on the sale or redemption of non-operating assets, adjusted operating income/(loss) (non-GAAP) decreased $652 million from $122 million in the first half of last year to a loss of $774 million in the first half of 2013.

Loss on Extinguishment of Debt

During the second quarter of 2013, we paid $355 million to complete a cash tender offer and consent solicitation with respect to substantially all of our outstanding 7.125% Debentures due 2023. In doing so, we also recognized a loss on extinguishment of debt of $114 million, which includes the premium paid over face value of the Notes of $110 million, reacquisition costs of $2 million and the write-off of unamortized debt issue costs of $2 million.

Net Interest Expense

Net interest expense for the second quarters of 2013 and 2012 was $95 million and $58 million, respectively. For the first six months of 2013, net interest expense was $156 million compared to $114 million in the first six months of 2012. The increase in net interest expense for the period is primarily related to the increased interest expense associated with the $850 million borrowed under our revolving credit facility during the first quarter of 2013 and the $2.25 billion five-year senior secured term loan that was entered into on May 22, 2013.

Income Taxes

For the three months ended August 3, 2013, we recorded our tax provisions based on actual year-to-date results. For the three months ended May 4, 2013 and for the three and six months ended July 28, 2012, we determined the quarterly provision for income taxes using an estimated annual effective tax rate, which was based on our expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. The effective tax rate for the three months ended August 3, 2013 was (3.0)% as compared to (39.0)% for the three months ended July 28, 2012. The effective tax rate for the six months ended August 3, 2013 was (18.9)% compared to (40.7)% for the six months ended July 28, 2012. Our effective tax rate for the three and six months ended August 3, 2013 was negatively impacted by a $218 million increase to the tax valuation allowance for deferred tax assets during the second quarter of 2013.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. In the second quarter of 2013, the balance of deferred tax liabilities changed from a net deferred tax liability position to a net deferred tax asset position exclusive of any valuation allowance. Based on the weight of available evidence, it was more likely than not that a portion of our deferred tax assets will not be realized, and accordingly, we determined that a valuation allowance of $298 million was needed against our deferred tax assets as of August 3, 2013. Our estimate of the realization of deferred tax assets was based solely on future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring carryforwards. This resulted in an increase to the valuation allowance during the quarter ended August 3, 2013 of $218 million relating to the increase in the deferred tax assets created for federal net operating loss carryforwards of $183 million and $35 million relating to the increase in state net operating loss carryforwards.

As a result of the valuation allowance, for the three months ended August 3, 2013, we recorded a net tax benefit of $18 million. The net tax benefit consists of a $9 million benefit related to our federal and state operating losses, a $17 million non-cash benefit relating to other comprehensive income, offset by state and foreign tax expenses of $6 million and $2 million of tax expense on the amortization of certain indefinite-lived intangible assets that were not available to offset existing deferred taxes. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $17 million in operating results, offset by a $17 million charge to other comprehensive income for the quarter.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility and the capital markets. As of the end of the second quarter of 2013, we had $1,535 million of cash and cash equivalents. On February 8, 2013, we entered into an amended and restated revolving credit facility (2013 Credit Facility) in an amount up to $1,850 million. During the first quarter of 2013, we borrowed $850 million under our 2013 Credit Facility. As of the end of the second quarter of 2013, we had $497 million available for future borrowing, of which $312 million is currently accessible due to the limitation of the fixed charge coverage ratio. In order to further enhance our liquidity position, on May 22, 2013, we closed on a $2.25 billion five-year senior secured term loan that is guaranteed by J. C. Penney Company, Inc. and certain subsidiaries of JCP, and is secured by mortgages on certain real estate of JCP and the guarantors, in addition to substantially all other assets of JCP and the guarantors. As of the end of the second quarter of 2013, our total available liquidity is $1.85 billion. The future success of our business will depend on our ability to generate positive free cash flow (non-GAAP).

The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Six Months Ended
($ in millions)	August 3, 2013	July 28, 2012
Cash and cash equivalents	$1,535	$888
Merchandise inventory	3,155	2,993
Property and equipment, net	5,820	5,153

Total debt(1)	5,821	3,151
Stockholders’ equity	2,320	3,671

Total capital	8,141	6,822
Maximum capacity under our credit agreement	1,850	1,500
Short-term borrowings under credit agreement	850	-
Cash flow from operating activities	(1,460)	(607)
Free cash flow (non-GAAP)(2)	(2,094)	(932)
Capital expenditures(3)	653	239
Dividends paid	-	86
Ratios:
Total debt-to-total capital(4)	72%	46%
Cash-to-total debt(5)	26%	28%

(1) Total debt includes long-term debt, including current maturities, capital leases, note payable and our current borrowing under our 2013 Credit Facility.

(2) See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3) As of the end of the second quarters of 2013 and 2012, we had accrued and unpaid capital expenditures of $156 million and $91 million, respectively.

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

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net cash provided by/(used in) operating activities (GAAP)	$(708)	$(30)	$(1,460)	$(607)
Add:
Proceeds from sale of operating assets	1	-	19	-
Less:
Capital expenditures(1)	(439)	(132)	(653)	(239)
Dividends paid, common	-	(43)	-	(86)

Free cash flow (non-GAAP)	$(1,146)	$(205)	$(2,094)	$(932)

(1) As of the end of the second quarters of 2013 and 2012, we had accrued and unpaid capital expenditures of $156 million and $91 million, respectively.

Free cash flow for the three months ended August 3, 2013 decreased $941 million to an outflow of $1,146 million compared to an outflow of $205 million in the same period last year. Free cash flow for the six months ended August 3, 2013 decreased $1,162 million compared to an outflow of $932 million in last year’s first half. The decrease was primarily a result of the decline in sales and resulting use of cash from operating activities during the period as well as an increase in capital expenditures compared to last year. These decreases were partially offset by the discontinuation of our quarterly dividend of $0.20 per share on May 15, 2012.

Operating Activities

While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.

For the three months ended August 3, 2013, cash flow from operating activities was an outflow of $708 million, a decrease of $678 million compared to an outflow of $30 million during the same period last year. Cash flow from operating activities for the first half decreased $853 million to an outflow of $1,460 million compared to an outflow of $607 million last year. Our net loss for the first half of 2013 of $934 million includes significant expenses and charges that do not impact operating cash flow including depreciation and amortization, restructuring and management transition charges, pension expense and the loss on extinguishment of debt. The overall increased cash outflow from operations for the first half of 2013 related to a larger net loss for the period and the increase in inventory slightly offset by an increase in the corresponding merchandise payable.

Merchandise inventory increased $162 million to $3,155 million, or 5.4%, as of the end of the second quarter of 2013 compared to $2,993 million as of the end of the second quarter last year. Compared to the end of fiscal year 2012, merchandise inventory increased $814 million, reflecting re-stocking of basics and private branded categories during the quarter in anticipation of the back to school and holiday seasons, as well as to support the return to our promotional strategy and to replenish low inventory levels.

Investing Activities

Investing activities for the first six months of 2013 were cash outflows of $579 million compared to an outflow of $2 million for the same period in 2012. The increase in the cash outflow from investing activities was primarily a result of increased capital expenditures and a decrease in proceeds from the sale or redemption of non-operating assets.

Cash capital expenditures were $653 million for the six months ended August 3, 2013. These expenditures related primarily to the opening of the women’s and kid’s Joe Fresh® attractions in nearly 700 of our department stores and renovations in our home department in approximately 500 of our department stores. In addition, as of the end of the second quarter of 2013, we also had $156 million of accrued and unpaid capital expenditures primarily related to the renovation of our home department. During the six months ended August 3, 2013, we also opened 30 Sephora inside jcpenney stores.

Capital expenditures during the first half of 2012 included furniture and fixtures relating to Men’s and Women’s The Original Arizona Jean Co.® attractions, Levi’s® attractions, and i jeans by Buffalo attractionsTM in approximately 680 stores that launched on August 1, 2012. During the six months ended July 28, 2012, we opened 40 Sephora inside jcpenney stores and two new department stores.

Investing activities for the first half of 2012 were positively impacted by an inflow of $246 million from the redemption of two million REIT units at a cash price of $124.00 per unit during the second quarter of 2012.

We anticipate full year 2013 capital expenditures to be approximately $1.0 billion. Capital expenditures for the remainder of 2013 include accrued and unpaid capital expenditures of $156 million at the end of the second quarter primarily related to the renovations in our home department and the investment in additional attractions. We anticipate full year 2014 capital expenditures to be approximately $300 million.

Financing Activities

Financing activities for the six months ended August 3, 2013 were an inflow of $2,644 million compared to an outflow of $10 million for the same period last year. During the second quarter of 2013, we received net proceeds of $2.18 billion from our senior secured term loan facility and completed the cash tender offer and consent solicitation with respect to our outstanding 7.125% Debentures due 2023 for $355 million. During the first quarter of 2013, we incurred financing costs of $8 million primarily to amend and restate our revolving credit facility and borrowed $850 million under our revolving credit facility.

For the six months ended July 28, 2012, as authorized by the Board, we paid quarterly dividends of $0.20 per share during the first half of 2012. On May 15, 2012, we announced that we had discontinued the quarterly $0.20 per share dividend, resulting in approximately $175 million in annual cash savings.

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

On April 12, 2013, we borrowed $850 million under the 2013 Credit Facility. A portion of the borrowing bears interest at a rate of LIBOR plus 3.0% with the remaining portion bearing interest at a base rate (as defined in the 2013 Credit Facility) plus 2.0% per annum. As of the end of the second quarter of 2013, all of the borrowing remains outstanding. As of the end of the second quarter of 2013, we had $503 million in standby and import letters of credit outstanding under the 2013 Credit Facility, the majority of which are standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. As of the end of the second quarter of 2013, we had $497 million available for future borrowing, of which $312 million is currently accessible due to the limitation of the fixed charge coverage ratio.

Credit Ratings

Our credit ratings and outlook as of September 6, 2013 were as follows:

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

Contractual Obligations and Commitments

Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2012 Form 10-K. Our unrecorded contractual obligations related to merchandise have increased approximately 6% since year end primarily due to the seasonality of our business and updates to our supplier base in the ordinary course of business.

Inflation

Our business is affected by general economic conditions, including rising petroleum, energy and cotton prices. Over the past few years, the retail industry has experienced some inflationary cost increases. Inflation impacted our results of operations primarily during the first quarter of 2012. This increase was driven primarily by rising costs for cotton and petroleum based textiles for 2011 holiday and early 2012 spring goods. Beginning in the second quarter of 2012 and continuing through the end of the fiscal year, these pressures eased. During the first half of 2013, we did not experience inflationary cost increases and we expect this trend to continue through the end of the year.

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

There were no changes to our critical accounting policies during the first half of 2013. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2012 Form 10-K.

We are providing the following disclosures regarding critical accounting estimates based on establishing a tax valuation allowance during the second quarter of 2013.

Valuation of Deferred Tax Assets

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

In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of the realization of the deferred tax assets based on future events. Our accounting for deferred tax consequences represents our best estimate of those future events. If based on the weight of available evidence, it is more likely than not (defined as a likelihood of more than 50%) the deferred tax assets will not be realized, we record a valuation allowance. The weight given to both positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, to outweigh objective negative evidence of recent losses. Cumulative losses in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.

This assessment is completed on a taxing jurisdiction basis and takes into account several types of evidence, including the following:

¡	Nature, frequency, and severity of current and cumulative financial reporting losses. A pattern of recent losses is heavily weighted as a source of negative evidence. In certain circumstances, historical information may not be as relevant due to a change in circumstances.

¡	Sources of future taxable income. Future reversals of existing temporary differences are heavily weighted sources of objectively verifiable positive evidence. Projections of future taxable income, exclusive of reversing temporary differences, are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated. Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved. In such cases, we generally give these projections of future taxable income no weight for the purposes of our valuation allowance assessment.

¡	Tax planning strategies. If necessary and available, tax-planning strategies would be implemented to accelerate taxable amounts to utilize expiring net operating loss carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

In the second quarter, our net deferred tax position, exclusive of any valuation allowance, changed from a net deferred tax liability to a net deferred tax asset. In our assessment of the need for a valuation allowance, we heavily weighted the negative evidence of cumulative losses in recent periods and the positive evidence of future reversals of existing temporary differences. Although a sizable portion of our losses in recent years were the result of charges incurred for restructuring and other special items, even without these charges we still would have incurred significant losses. Accordingly, we considered our pattern of recent losses to be relevant to our analysis. Considering this pattern of recent losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future U.S. taxable income for purposes of assessing the need for a valuation allowance. As a result of our assessment, we concluded that our net deferred tax assets required a valuation allowance. Our estimate of the realization of deferred tax assets was based solely on future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring carryforwards.

Future book pre-tax losses will require additional valuation allowances to offset the deferred tax assets created. A sustained period of profitability is required before we would change our need for a valuation allowance against our net deferred tax assets. Changes in our current estimates, due to unanticipated events or otherwise, could have a material impact on our financial condition and results of operations.

See Note 11 to the unaudited Interim Consolidated Financial Statements for more information regarding income taxes and also “Risk Factors—The Company’s ability to use net operating loss carry-forwards to offset future taxable income for U.S. federal income tax purposes may be limited.”

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 13 to the unaudited Interim Consolidated Financial Statements.

Seasonality

While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth fiscal quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our strategies. The results of operations and cash flows for the six months ended August 3, 2013 are not necessarily indicative of the results for future quarters or the entire year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at August 3, 2013 are similar to those disclosed in the 2012 Form 10-K.

Item 4. Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the second quarter ended August 3, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Macy’s Litigation

On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs seek primarily to prevent the Company from implementing our partnership agreement with MSLO as it relates to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation. The parties did not reach a settlement, and the trial continued on April 8, 2013. The parties concluded their presentations of evidence on April 26, 2013, and completed post-trial briefs in late May, 2013. The court held closing arguments on August 1, 2013. The court has not yet issued a final decision in the case. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Ozenne Derivative Lawsuit

On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and executives. The Company is a nominal defendant in the suit. The lawsuit alleges breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit seeks damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff could not proceed with his suit because he failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand is not excused. The trial court heard arguments on the Special Exceptions on June 25, 2012, and denied them. The Company and named individuals filed a mandamus proceeding in the Fifth District Court of Appeals challenging the trial court’s decision. The parties have settled the litigation and the appellate court stayed the appeal so that the trial court could review the proposed settlement. On August 5, 2013, the trial court preliminarily approved the settlement, and notice was mailed to shareholders soon thereafter. The trial court will hold a final settlement approval hearing on October 28, 2013. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Item 1A. Risk Factors

The risk factors listed below update and supersede the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013.

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

In fiscal 2012, we made changes to our strategies that resulted in a pronounced decline in sales and resulted in significant variability between our financial expectations and actual results. We began shifting our strategies in the first quarter of fiscal 2013, but it may take longer than expected or planned to recover from our negative sales trends and operating results, and actual results may be materially less than planned. Our ability to improve our operating results depends upon a significant number of factors, some of which are beyond our control, including:

¡	customer response to our marketing and merchandise strategies;
¡	our ability to respond to competitive pressures in our industry;
¡	our ability to achieve profitable sales and to make adjustments in response to changing conditions;
¡	our ability to benefit from capital improvements made to our store environment;
¡	our ability to effectively manage inventory;
¡	the success of our cost reduction initiatives;
¡	our ability to respond to any unanticipated changes in expected cash flows, liquidity, cash needs and cash expenditures, including our ability to obtain any additional financing or other liquidity enhancing transactions, if and when needed;
¡	our ability to achieve positive cash flow;
¡	our ability to access adequate and uninterrupted supply of merchandise from suppliers at expected levels and on acceptable terms; and
¡	general economic conditions.

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

Our sales and operating results depend in part on our ability to predict and respond to changes in fashion trends and customer preferences in a timely manner by consistently offering stylish, quality merchandise assortments at competitive prices. We continuously assess emerging styles and trends and focus on developing a merchandise assortment to meet customer preferences. Even with these efforts, we cannot be certain that we will be able to successfully meet constantly changing customer demands. To the extent our predictions regarding our merchandise differ from our customers’ preferences, we may be faced with reduced sales and excess inventories for some products and/or missed opportunities for others. Any sustained failure to identify and respond to emerging trends in lifestyle and customer preferences and buying trends could have an adverse impact on our business. In addition, merchandise misjudgments may adversely impact the perception or reputation of our Company, which could result in declines in customer loyalty and vendor relationship issues, and ultimately have a material adverse effect on our business, financial condition and results of operations.

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

Our profitability depends upon our ability to manage appropriate inventory levels and respond quickly to shifts in consumer demand patterns. We must properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores, adjusting our merchandise mix between our private and exclusive brands and national brands, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand and effectively managing pricing and markdowns. If we overestimate customer demand for our merchandise, we will likely need to record inventory markdowns and move the excess inventory to be sold at clearance prices which would negatively impact our gross margins and operating results. If we underestimate customer demand for our merchandise, we may experience inventory shortages which may result in missed sales opportunities and have a negative impact on customer loyalty.

Disruptions in our Internet website, or our inability to successfully execute our online strategy, could have an adverse impact on our sales and results of operations.

We sell merchandise over the Internet through our website, www.jcp.com. As a result of a significant decline in sales volume through our website in fiscal 2012, we reorganized our Internet operations in fiscal 2013. However, it may take longer than expected or planned to recover from our negative online sales trends. Our Internet operations are also subject to numerous risks, including rapid technological change and the implementation of new systems and platforms; liability for online content; violations of state or federal laws, including those relating to online privacy; credit card fraud; problems associated with the operation of our website and related support systems; computer viruses; telecommunications failures; electronic break-ins and similar disruptions; and the allocation of inventory between our website and department stores. The failure of our website to perform as expected could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online. In addition, our inability to successfully develop and maintain the necessary technological interfaces for our customers to purchase merchandise through our website, including user friendly software applications for smart phones and tablets, could result in the loss in Internet sales and have an adverse impact on our results of operations.

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

Substantially all of our merchandise suppliers and vendors sell to us on open account purchase terms. There is a risk that our key suppliers and vendors could respond to any actual or apparent decrease in or any concern with our financial results or liquidity by requiring or conditioning their sale of merchandise to us on more stringent or more costly payment terms, such as by requiring standby letters of credit, earlier or advance payment of invoices, payment upon delivery or other assurances or credit support or by choosing not to sell merchandise to us on a timely basis or at all. Our arrangements with our suppliers and vendors may also be impacted by media reports regarding our financial position. Our need for additional liquidity could significantly increase and our supply of merchandise could be materially disrupted if a significant portion of our key suppliers and vendors took one or more of the actions described above, which could have a material adverse effect on our sales, customer satisfaction, cash flows, liquidity and financial position.

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

As of September 6, 2013, we have approximately $5.821 billion in total indebtedness and are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged.

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

We must have sufficient sources of liquidity to fund our working capital requirements, capital improvement plans, service our outstanding indebtedness and finance investment opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, borrowings under our credit facilities, other debt financings and sales of non-operating assets. Our recent operating losses have limited our capital resources. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, we cannot assure that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. We cannot assure that any of these actions would be successful, sufficient or available or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

We are subject to the various risks of importing merchandise from abroad and purchasing product made in foreign countries, such as

¡	potential disruptions in manufacturing, logistics and supply;
¡	changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise;
¡	strikes and other events affecting delivery;
¡	consumer perceptions of the safety of imported merchandise;
¡	product compliance with laws and regulations of the destination country;
¡	product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful;
¡	concerns about human rights, working conditions and other labor rights and conditions and environmental impact in foreign countries where merchandise is produced and raw materials or components are sourced, and changing labor, environmental and other laws in these countries;
¡	local business practice and political issues that may result in adverse publicity or threatened or actual adverse consumer actions, including boycotts;
¡	compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act; and
¡	economic, political or other problems in countries from or through which merchandise is imported.

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

Provisions in our charter and bylaws, Delaware law, and our stockholder rights plan could delay and discourage takeover attempts that stockholders may consider favorable.

Certain provisions of our Restated Certificate of Incorporation, as amended, and Bylaws, as amended, and applicable provisions of Delaware corporate law, could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. Our Restated Certificate of Incorporation authorizes our Board of Directors to issue preferred stock, which could be issued as a defensive measure in response to a takeover proposal. In addition, our Bylaws provide that special meetings of our stockholders may only be called by the Board of Directors. We are also subject to Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. In addition, the fact that our ability to utilize our tax net operating losses could be adversely affected by a change in control could have an anti-takeover effect.

We adopted a stockholder rights plan in August 2013 that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our Company or a large block of our common stock. A third party that acquires 10% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the stockholder rights plan through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person.

The foregoing provisions may adversely affect the marketability of the common stock by discouraging potential investors from acquiring our stock. In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.

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

In fiscal 2012, the Company incurred a federal net operating loss (“NOL”) of approximately $1.5 billion of which approximately $0.3 billion was carried-back. The remaining NOL carry-forward (expiring in 2032) is available to offset future taxable income. The pre-tax losses of $1.1 billion incurred in the first and second quarters of fiscal 2013 as adjusted for book and tax timing differences increase the federal carryforward and would expire in 2033. The total federal carryforward at August 3, 2013 is approximately $2.3 billion.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the amount of taxable income that may be offset if a corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the Company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the Company by more than 50 percentage points (by value) over a rolling three-year period.

If an ownership change occurs, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate which was 3.16% at August 3, 2013. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years.

The Company has an ongoing study of the rolling three-year testing periods. Final conclusions of the study will depend on information that may not have yet been filed with the Securities and Exchange Commission (“SEC”) by all five-percent shareholders. Based upon the information that has been filed with the SEC as of September 6, 2013, the company has not had a Section 382 ownership change through August 3, 2013.

If an ownership change should occur in the future, the Company’s ability to use the NOL to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income generated by the Company in future periods. There is no assurance that the Company will be able to fully utilize the NOL and the Company could be required to record an additional valuation allowance related to the amount of the NOL that may not be realized, which could impact the Company’s result of operations.

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 23, 2013	8-K	001-15274	3.1	7/26/2013
10.1	Sixth Supplemental Indenture, dated as of May 20, 2013, among J. C. Penney Corporation, Inc., J. C. Penney Company, Inc., as co-obligor, and Wilmington Trust, National Association, as successor trustee	8-K	001-15274	4.1	5/24/2013
10.2	First Amendment, dated as of May 20, 2013, to the Amended and Restated Credit Agreement, dated as of January 27, 2012, as further amended and restated as of February 8, 2013, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as LC agent	8-K	001-15274	10.1	5/24/2013
10.3	Credit and Guaranty Agreement, dated as of May 22, 2013, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto, the financial institutions party thereto as lenders, Goldman Sachs Bank USA, as administrative agent, collateral agent and lead arranger, the other joint arrangers and joint bookrunners party thereto and the other agents party thereto					†
10.4	Pledge and Security Agreement, dated as of May 22, 2013, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Goldman Sachs Bank USA, as collateral agent					†

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
10.5	Intercreditor and Collateral Cooperation Agreement, dated as of May 22, 2013, among JPMorgan Chase Bank, N.A., as representative with respect to the ABL credit agreement, Goldman Sachs Bank USA, as representative with respect to the term loan agreement, J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and the subsidiary guarantors party thereto					†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/ Mark R. Sweeney
Mark R. Sweeney Senior Vice President and Controller (Principal Accounting Officer)

Date: September 10, 2013