Form 10-Q
period 2013-11-02
J C PENNEY CO INC
filed 2013-12-05
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 304,622,962 shares of Common Stock of 50 cents par value, as of December 2, 2013.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended November 2, 2013

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements
J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Total net sales	$2,779	$2,927	$8,077	$9,101
Cost of goods sold	1,960	1,975	5,659	5,959
Gross margin	819	952	2,418	3,142
Operating expenses/(income):
Selling, general and administrative (SG&A)	1,006	1,087	3,110	3,297
Pension	34	51	102	167
Depreciation and amortization	161	133	440	386
Real estate and other, net	(27)	(197)	(117)	(412)
Restructuring and management transition	46	34	165	269
Total operating expenses	1,220	1,108	3,700	3,707
Operating income/(loss)	(401)	(156)	(1,282)	(565)
Loss on extinguishment of debt	—	—	114	—
Net interest expense	99	55	255	169
Income/(loss) before income taxes	(500)	(211)	(1,651)	(734)
Income tax expense/(benefit)	(11)	(88)	(228)	(301)
Net income/(loss)	$(489)	$(123)	$(1,423)	$(433)
Earnings/(loss) per share:
Basic	$(1.94)	$(0.56)	$(6.17)	$(1.98)
Diluted	$(1.94)	$(0.56)	$(6.17)	$(1.98)
Weighted average shares – basic	251.8	219.4	230.8	219.1
Weighted average shares – diluted	251.8	219.4	230.8	219.1
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income/(loss)	$(489)	$(123)	$(1,423)	$(433)
Other comprehensive income/(loss), net of tax:
Real estate investment trusts (REITs)
Unrealized gain/(loss)	—	1	—	34
Reclassification adjustment for realized (gain)/loss	—	(10)	—	(184)
Retirement benefit plans
Net actuarial gain/(loss) arising during the period	—	(75)	—	(75)
Reclassification of net prior service (credit)/cost from a curtailment	—	(3)	—	(3)
Reclassification for amortization of net actuarial (gain)/loss	26	37	81	114
Reclassification for amortization of prior service (credit)/cost	—	(2)	(1)	(6)
Total other comprehensive income/(loss), net of tax	26	(52)	80	(120)
Total comprehensive income/(loss), net of tax	$(463)	$(175)	$(1,343)	$(553)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	November 2, 2013	October 27, 2012	February 2, 2013
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$151	$141	$121
Cash short-term investments	1,076	384	809
Cash and cash equivalents	1,227	525	930
Merchandise inventory	3,747	3,362	2,341
Income tax receivable	—	69	57
Deferred taxes	119	409	106
Prepaid expenses and other	249	265	249
Total current assets	5,342	4,630	3,683
Property and equipment (net of accumulated depreciation of $3,178, $3,070 and $2,880)	5,753	5,493	5,353
Prepaid pension	36	—	—
Other assets	744	767	745
Total Assets	$11,875	$10,890	$9,781
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,409	$1,408	$1,162
Other accounts payable and accrued expenses	1,269	1,344	1,380
Short-term borrowings	650	—	—
Current portion of capital leases and note payable	27	22	26
Current maturities of long-term debt	23	—	—
Total current liabilities	3,378	2,774	2,568
Long-term capital leases and note payable	67	75	88
Long-term debt	4,845	2,868	2,868
Deferred taxes	250	786	388
Other liabilities	688	885	698
Total Liabilities	9,228	7,388	6,610
Stockholders’ Equity
Common stock(1)	153	110	110
Additional paid-in capital	4,575	3,789	3,799
Reinvested earnings/(accumulated deficit)	(1,043)	932	380
Accumulated other comprehensive income/(loss)	(1,038)	(1,329)	(1,118)
Total Stockholders’ Equity	2,647	3,502	3,171
Total Liabilities and Stockholders’ Equity	$11,875	$10,890	$9,781

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 304.6 million, 219.2 million and 219.3 million as of November 2, 2013, October 27, 2012 and February 2, 2013, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Cash flows from operating activities
Net income/(loss)	$(489)	$(123)	$(1,423)	$(433)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	48	12	109	102
Asset impairments and other charges	3	6	12	10
Net gain on sale or redemption of non-operating assets	(24)	(197)	(86)	(397)
Net gain on sale of operating assets	—	—	(18)	—
Loss on extinguishment of debt	—	—	114	—
Depreciation and amortization	161	133	440	386
Benefit plans	16	31	57	110
Stock-based compensation	6	12	22	38
Excess tax benefits from stock-based compensation	—	6	—	(17)
Deferred taxes	(14)	(27)	(203)	(224)
Change in cash from:
Inventory	(592)	(369)	(1,406)	(446)
Prepaid expenses and other assets	(30)	(26)	11	(41)
Merchandise accounts payable	133	393	247	386
Current income taxes	2	74	62	108
Accrued expenses and other	43	27	(135)	(237)
Net cash provided by/(used in) operating activities	(737)	(48)	(2,197)	(655)
Cash flows from investing activities
Capital expenditures	(161)	(341)	(814)	(580)
Net proceeds from sale or redemption of non-operating assets	33	279	88	525
Acquisition	—	—	—	(9)
Net proceeds from sale of operating assets	—	—	19	—
Net cash provided by/(used in) investing activities	(128)	(62)	(707)	(64)
Cash flows from financing activities
Proceeds from short-term borrowings	—	—	850	—
Payment on short-term borrowings	(200)	—	(200)	—
Net proceeds from issuance of long-term debt	—	—	2,180	—
Premium on early retirement of debt	—	—	(110)	—
Payments of capital leases and note payable	(5)	(13)	(24)	(13)
Payments of long-term debt	(5)	(230)	(250)	(230)
Financing costs	(18)	—	(30)	(4)
Net proceeds from common stock issued	786	—	786	—
Dividends paid, common	—	—	—	(86)
Proceeds from stock options exercised	—	1	7	70
Excess tax benefits from stock-based compensation	—	(6)	—	17
Tax withholding payments for vested restricted stock	(1)	(5)	(8)	(17)
Net cash provided by/(used in) financing activities	557	(253)	3,201	(263)
Net increase/(decrease) in cash and cash equivalents	(308)	(363)	297	(982)
Cash and cash equivalents at beginning of period	1,535	888	930	1,507
Cash and cash equivalents at end of period	$1,227	$525	$1,227	$525
Supplemental cash flow information
Income taxes received/(paid), net	(1)	134	87	185
Interest received/(paid), net	(125)	(92)	(361)	(205)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment	(53)	(24)	49	139
Financing costs withheld from proceeds of long-term debt	—	—	70	—
Purchase of property and equipment and software through capital leases and a note payable	1	57	4	106
Issuance costs withheld from proceeds of common stock issued	24	—	24	—
Return of shares of Martha Stewart Living Omnimedia Inc. previously acquired by the Company	36	—	36	—
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended November 2, 2013” and “three months ended October 27, 2012” refer to the 13-week periods ended November 2, 2013 and October 27, 2012, respectively. “Nine months ended November 2, 2013” and “nine months ended October 27, 2012,” refer to the 39-week periods ended November 2, 2013 and October 27, 2012, respectively. Fiscal year 2013 contains 52 weeks and fiscal year 2012 contained 53 weeks.
Basis of Consolidation
All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income/(loss) in any period.
Use of Estimates and Assumptions
The preparation of unaudited Interim Consolidated Financial Statements, in conformity with GAAP, requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to: inventory valuation under the retail method; valuation of long-lived assets and indefinite-lived intangible assets for impairments; estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies and pension accounting. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

2. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended			Nine Months Ended
(in millions, except per share data)	November 2, 2013		October 27, 2012	November 2, 2013		October 27, 2012
Earnings/(loss)
Net income/(loss)	$(489)		$(123)	$(1,423)		$(433)
Shares
Weighted average common shares outstanding (basic shares)	251.8	(1)	219.4	230.8	(1)	219.1
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—		—	—		—
Weighted average shares assuming dilution (diluted shares)	251.8		219.4	230.8		219.1
EPS
Basic	$(1.94)		$(0.56)	$(6.17)		$(1.98)
Diluted	$(1.94)		$(0.56)	$(6.17)		$(1.98)
(1) On October 1, 2013, we issued 84 million shares of common stock with a par value of $0.50 per share.
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Stock options, restricted stock awards and warrant	23.9	25.0	24.6	25.3
3. Credit Facility
On February 8, 2013, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into an amended and restated revolving credit agreement in the amount up to $1,850 million (2013 Credit Facility), which replaced the Company’s prior credit agreement entered into in January 2012, with largely the same syndicate of lenders under the previous agreement, with JPMorgan Chase Bank, N.A., as administrative agent. The 2013 Credit Facility matures on April 29, 2016, increases the letter of credit sublimit to $750 million and provides an accordion feature that could potentially increase the size of the facility by an additional amount not to exceed $400 million.
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

On April 12, 2013, we borrowed $850 million under the 2013 Credit Facility of which $200 million was repaid during the third quarter of 2013. As of the end of the third quarter of 2013, $650 million of the borrowing remains outstanding. The borrowing bears interest at a rate of LIBOR plus 3.0%. As of the end of the third quarter of 2013, we had $534 million in standby and import letters of credit outstanding under the 2013 Credit Facility, the majority of which are standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. The applicable rate for standby and import letters of credit was 3.00% and 1.50%, respectively, while the required commitment fee was 0.50% for the unused portion of the 2013 Credit Facility. As of the end of the third quarter of 2013, we had $666 million available for future borrowing, of which $481 million is currently accessible due to the limitation of the fixed charge coverage ratio.
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
Term Loan Facility
On May 22, 2013, we entered into a $2.25 billion five-year senior secured term loan facility (2013 Term Loan Facility). The 2013 Term Loan Facility is guaranteed by J. C. Penney Company, Inc. and certain subsidiaries of JCP, and is secured by mortgages on certain real estate of JCP and the guarantors, in addition to substantially all other assets of JCP and the guarantors. Proceeds of the 2013 Term Loan Facility were used to fund the Amended Tender Offer and will be used to fund ongoing working capital requirements and general corporate purposes. We are required to make quarterly repayments in a principal amount equal to $5.625 million during the five-year term of the 2013 Term Loan Facility, beginning September 30, 2013, subject to certain reductions for mandatory and optional prepayments. As of the end of the third quarter of 2013, the balance of the 2013 Term Loan Facility is $2.24 billion.
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

		REIT Assets at Fair Value
($ in millions)	Cost Basis	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
November 2, 2013	$7	$32	$—	$—
October 27, 2012	9	32	—	—
February 2, 2013	7	33	—	—

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	November 2, 2013		October 27, 2012		February 2, 2013
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$4,868	$4,252	$2,868	$2,706	$2,868	$2,456
Cost investment (Note 9)	—	—	36	—	36	—
The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. The cost investment was for equity securities that were not registered and freely tradable shares and their fair values were not readily determinable; however, we believe the carrying value approximates or was less than the fair value as of October 27, 2012 and February 2, 2013.
As of November 2, 2013, October 27, 2012 and February 2, 2013, the fair values of cash and cash equivalents and accounts payable approximate their carrying values due to the short-term nature of these instruments. In addition, the fair values of short-term borrowings, capital lease commitments and the note payable approximate their carrying values. These items have been excluded from the table above.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.

6. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the nine months ended November 2, 2013:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
February 2, 2013	219.3	$110	$3,799	$380	$(1,118)	$3,171
Net income/(loss)	—	—	—	$(1,423)	—	$(1,423)
Other comprehensive income/(loss)	—	—	—	—	80	$80
Common stock issued	84.0	42	744	—	—	786
Stock-based compensation	1.3	1	32	—	—	33
November 2, 2013	304.6	$153	$4,575	$(1,043)	$(1,038)	$2,647

Comprehensive Income
The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	Three Months Ended
	November 2, 2013			October 27, 2012
($ in millions)	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount
REITs
Unrealized gain/(loss)	$(1)	$1	$—	$1	$—	$1
Reclassification adjustment for realized (gain)/loss	—	—	—	(15)	5	(10)
Retirement benefit plans
Net actuarial gain/(loss) arising during the period	—	—	—	(125)	50	(75)
Reclassification of net prior service (credit)/cost from a curtailment	—	—	—	(5)	2	(3)
Reclassification for amortization of net actuarial loss/(gain)	43	(17)	26	61	(24)	37
Reclassification for amortization of prior service cost/(credit)	(1)	1	—	(4)	2	(2)
Total	$41	$(15)	$26	$(87)	$35	$(52)

	Nine Months Ended
	November 2, 2013			October 27, 2012
($ in millions)	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount	Gross Amount		Income Tax (Expense)/ Benefit	Net Amount
REITs
Unrealized gain/(loss)	$(1)	$1	$—	$52		$(18)	$34
Reclassification adjustment for realized (gain)/loss	—	—	—	(285)	(1)	101	(184)
Retirement benefit plans
Net actuarial gain/(loss) arising during the period	—	—	—	(125)		50	(75)
Reclassification of net prior service (credit)/cost from a curtailment	—	—	—	(5)		2	(3)
Reclassification for amortization of net actuarial loss/(gain)	131	(50)	81	188		(74)	114
Reclassification for amortization of prior service cost/(credit)	(2)	1	(1)	(11)		5	(6)
Total	$128	$(48)	$80	$(186)		$66	$(120)

(1)
During the second quarter of 2012, the reclassification adjustment for the Simon Property Group, L.P. (SPG) units of $270 million was calculated by using the closing fair market value per SPG unit of $158.13 on July 19, 2012 for the two million REIT units that were redeemed on July 20, 2012. The REIT units were redeemed at a price of $124.00 per unit (see Note 10).

The following table shows the changes in accumulated other comprehensive income/(loss) balances for the nine months ended November 2, 2013:

($ in millions)	Unrealized Gain/(Loss) on REITs	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Accumulated Other Comprehensive Income/(Loss)
February 2, 2013	$17	$(1,121)	$(14)	$(1,118)
Other comprehensive income/(loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	81	(1)	80
Net current-period other comprehensive income	—	81	(1)	80
November 2, 2013	$17	$(1,040)	$(15)	$(1,038)

Reclassifications out of accumulated other comprehensive income/(loss) are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)				Line Item in the Unaudited Interim Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Realized (gain)/loss on REITs
Redemption of SPG REIT units	$—	$—	$—	$(270)	Real estate and other, net
Sale of CBL REIT shares	—	(15)	—	(15)	Real estate and other, net
Tax (expense)/benefit	—	5	—	101	Income tax expense/(benefit)
Total, net of tax	—	(10)	—	(184)
Amortization of retirement benefit plans
Actuarial loss/(gain)(1)	44	61	132	188	Pension
Prior service cost/(credit)(1)	1	—	4	—	Pension
Actuarial loss/(gain)(1)	(1)	—	(1)	—	SG&A
Prior service cost/(credit)(1)	(2)	(4)	(6)	(11)	SG&A
Prior service (credit)/cost from a curtailment	—	(5)	—	(5)	Restructuring and management transition
Tax (expense)/benefit	(16)	(20)	(49)	(67)	Income tax expense/(benefit)
Total, net of tax	26	32	80	105
Total reclassifications	$26	$22	$80	$(79)

(1)	These accumulated other comprehensive components are included in the computation of net periodic benefits expense/(income). See Note 8 for additional details.

Issuance of Common Stock
On October 1, 2013, we issued 84 million shares of common stock with a par value of $0.50 per share for $9.65 per share for total net proceeds of $786 million after $24 million of fees.
Stockholders' Rights Agreement
As authorized by our Company’s Board of Directors, the Company adopted a Rights Agreement, dated as of August 22, 2013 (Rights Agreement), by and between the Company and Computershare Inc., as Rights Agent. Pursuant to the terms of the Rights Agreement that expires on August 20, 2014, one preferred stock purchase right (a Right) was attached to each outstanding share of Common Stock of $0.50 par value of the Company (Common Stock) held by holders of record as of the close of business on September 3, 2013. Additionally, the Company will issue one Right with each new share of Common Stock issued. The Rights, registered on August 23, 2013, will initially trade with and be inseparable from our Common Stock and will not be evidenced by separate certificates unless they become exercisable.
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

7. Stock-Based Compensation
We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan. On May 18, 2012, our stockholders approved the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan (2012 Plan), reserving 7 million shares for future grants (1.5 million newly authorized shares plus up to 5.5 million reserved but unissued shares from our prior 2009 Long-Term Incentive Plan (2009 Plan)). In addition, shares underlying any outstanding stock award or stock option grant canceled prior to vesting or exercise become available for use under the 2012 Plan. The 2009 Plan terminated on May 18, 2012, except for outstanding awards, and all subsequent awards have been granted under the 2012 Plan. As of November 2, 2013, there were approximately 4.6 million shares of stock available for future grant under the 2012 Plan.
On March 4, 2013, we granted awards to employees consisting of approximately 70,000 stock options at an option price of $16.74 and a fair value of $7.88 per option and approximately 94,000 time-based restricted stock units (RSU’s) with a fair value of $16.74 per RSU award.
On April 3, 2013, we made an annual grant to employees consisting of approximately 3.3 million stock options at an option price of $14.43 and a fair value of $7.07 per option, approximately 621,000 time-based RSU’s with a fair value of $14.43 per RSU award and approximately 998,000 performance-based restricted stock units (PBRSU’s) with a fair value of $14.43 per PBRSU award. The number of PBRSU’s that ultimately vest is dependent on the achievement of a 2013 internal profitability target (performance condition).
During the second quarter of 2013, we granted approximately 74,000 stock options to employees at an option price of $18.98 and a fair value of $9.35 per option. Additionally, we granted approximately 77,000 time-based RSU's to employees with a fair value of $18.98 per RSU award as well as approximately 64,000 time-based RSU's to directors with a fair value of $18.72 per RSU award.
During the third quarter of 2013, we granted approximately 65,000 time-based RSU's to employees with a fair value of $13.20 per RSU award and approximately 9,000 time-based RSUs to directors with a fair value of $13.83 per RSU award.
The following table presents total stock-based compensation costs by line item in the unaudited Interim Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
SG&A	$5	$11	$19	$34
Cost of goods sold	1	1	3	4
Restructuring and management transition (Note 9)	1	—	17	9
Total stock-based compensation	$7	$12	$39	$47

8. Retirement Benefit Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan), non-contributory supplemental pension plans and contributory postretirement health and welfare plan are as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Primary Pension Plan
Service cost	$20	$21	$59	$67
Interest cost	51	61	153	185
Expected return on plan assets	(85)	(95)	(255)	(284)
Amortization of actuarial loss/(gain)	38	55	114	171
Amortization of prior service cost/(credit)	1	—	4	—
Net periodic benefit expense/(income)	$25	$42	$75	$139

Supplemental Pension Plans
Service cost	$—	$—	$—	$1
Interest cost	3	3	9	10
Amortization of actuarial loss/(gain)	6	6	18	17
Amortization of prior service cost/(credit)	—	—	—	—
Net periodic benefit expense/(income)	$9	$9	$27	$28

Primary and Supplemental Pension Plans Total
Service cost	$20	$21	$59	$68
Interest cost	54	64	162	195
Expected return on plan assets	(85)	(95)	(255)	(284)
Amortization of actuarial loss/(gain)	44	61	132	188
Amortization of prior service cost/(credit)	1	—	4	—
Net periodic benefit expense/(income)	$34	$51	$102	$167

Postretirement Health and Welfare Plan
Service cost	$—	$—	$—	$—
Interest cost	1	—	1	1
Amortization of actuarial loss/(gain)	(1)	—	(1)	—
Amortization of prior service cost/(credit)	(2)	(4)	(6)	(11)
Net periodic benefit expense/(income)	$(2)	$(4)	$(6)	$(10)

Retirement Benefit Plans Total
Service cost	$20	$21	$59	$68
Interest cost	55	64	163	196
Expected return on plan assets	(85)	(95)	(255)	(284)
Amortization of actuarial loss/(gain)	43	61	131	188
Amortization of prior service cost/(credit)	(1)	(4)	(2)	(11)
Net periodic benefit expense/(income)	$32	$47	$96	$157
Net periodic benefit expense/(income) for our noncontributory postretirement health and welfare plan is predominantly included in SG&A expense in the unaudited Interim Consolidated Statements of Operations.

Curtailments
During the first half of 2012, we took actions to reduce our work force. During the third quarter of 2012, when substantially all employee exits were completed, we recorded a net curtailment gain of $7 million due to the reduction in the expected years of future service related to our retirement benefit plans. The net curtailment gain is included in the line item Restructuring and management transition in the unaudited Interim Consolidated Statements of Operations (see Note 9).
Defined Contribution Plans
Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain members of management. Total expense for our defined contribution plans for the third quarters of 2013 and 2012 was $12 million and $13 million, respectively, and was predominantly included in SG&A expenses in the unaudited Interim Consolidated Statements of Operations. Total expense for the first nine months of 2013 and 2012 was $38 million and $43 million, respectively.
9. Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended		Cumulative Amount Through November 2, 2013
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Supply chain	$—	$3	$—	$19	$60
Home office and stores	(6)	4	26	105	180
Software and systems	—	—	—	36	36
Store fixtures	10	18	55	60	133
Management transition	3	6	32	36	203
Other	39	3	52	13	100
Total	$46	$34	$165	$269	$712
Supply chain
As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, during the three and nine months ended October 27, 2012 we recorded charges of $3 million and $19 million, respectively, related to increased depreciation, termination benefits and unit closing costs. This restructuring activity was completed during the third quarter of 2012.
Home office and stores
During the three months ended November 2, 2013 and October 27, 2012, we recorded a $6 million credit and $4 million of net charges, respectively, associated with employee termination benefits for actions to reduce our store and home office expenses. The $6 million credit for the third quarter of 2013 resulted from termination benefits paid that were lower than expected primarily because employees found other positions within the Company and revisions were made to the restructuring plan. During the third quarter of 2012, when substantially all employee exits were completed, we recorded a net curtailment gain of $7 million (see Note 8). The net curtailment gain was more than offset by charges associated with employee termination benefits of $11 million. During the nine months ended November 2, 2013 and October 27, 2012, we recorded net charges of $26 million and $105 million, respectively, related to store and home office employee termination benefits.
Software and systems
During the nine months ended October 27, 2012, we recorded a charge of $36 million related to the disposal of software and systems that based on our evaluation no longer supported our then current strategy.  Included in this amount is $3 million of consulting fees related to that evaluation.
Store fixtures
During the three months ended November 2, 2013, we recorded $2 million for the impairment of certain store fixtures related to our former shops strategy that were used in our prototype department store and $8 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced during the first nine months of 2013. During the nine months ended November 2, 2013, we recorded $7 million of charges for the write-off of store fixtures related to the renovations in our home department and $37 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced during the first nine months of 2013. In addition, during the nine months ended November 2, 2013, we recorded $11 million of charges for the impairment of certain store fixtures related to our former shops strategy that were used in our prototype department store.
During the three months ended October 27, 2012, we recorded $11 million of charges related to the removal of store fixtures in our department stores. In addition, we recorded $7 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced throughout 2013 with the build out of additional attractions. During the nine months ended October 27, 2012, we recorded charges of $60 million related to the write-off and increased depreciation for store fixtures that were replaced with new store attraction fixtures.
Management transition
During the three months ended November 2, 2013 and October 27, 2012, we implemented several changes within our management leadership team that resulted in management transition costs of $3 million and $6 million, respectively, for both incoming and outgoing members of management. During the nine months ended November 2, 2013 and October 27, 2012, we recorded management transition charges of $32 million and $36 million, respectively.
Other
During the three months ended November 2, 2013 and October 27, 2012, we recorded $39 million and $3 million, respectively, of miscellaneous restructuring charges. During the nine months ended November 2, 2013 and October 27, 2012, we recorded $52 million and $13 million, respectively, of miscellaneous restructuring charges. The charges during 2013 were primarily related to contract termination costs and other costs associated with our previous marketing and shops strategy, including a non-cash charge of $36 million during the third quarter relating to the return of shares of Martha Stewart Living Omnimedia Inc. previously acquired by the Company, which was accounted for as a cost investment (Note 5). The charges in the first quarter of 2012 were primarily related to the exit of our specialty websites CLAD™ and Gifting Grace™, and the charges in the second quarter of 2012 were primarily related to costs associated with the closing of our Pittsburgh, Pennsylvania customer call center.

Activity for the restructuring and management transition liability for the nine months ended November 2, 2013 was as follows:

($ in millions)	Supply Chain	Home Office and Stores		Store Fixtures	Management Transition	Other	Total
February 2, 2013	$2	$4		$—	$—	$12	$18
Charges	—	26	(1)	55	32	52	165
Cash payments	(2)	(27)		—	(16)	(15)	(60)
Non-cash	—	(2)		(55)	(16)	(36)	(109)
November 2, 2013	$—	$1		$—	$—	$13	$14
(1) Includes the $6 million credit in the third quarter of 2013 resulting from termination benefits paid that were lower than expected primarily because employees found other positions within the Company and revisions were made to the restructuring plan.
Non-cash amounts represent charges that do not result in cash expenditures including increased depreciation, write-off of store fixtures and a cost investment and stock-based compensation expense for accelerated vesting related to terminations.

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

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Gain on sale or redemption of non-operating assets, net:
Redemption of SPG REIT units	$—	$—	$—	$(200)
Sale of CBL & Associates Properties, Inc. (CBL) REIT shares	—	(15)	—	(15)
Sale of leveraged leases	—	(28)	—	(28)
Sale of investment in joint ventures	(23)	(151)	(85)	(151)
Sale of other non-operating assets	(1)	(3)	(1)	(3)
Net gain on sale or redemption of non-operating assets	(24)	(197)	(86)	(397)
Dividend income from REITs	—	(1)	—	(6)
Investment income from joint ventures	(1)	(3)	(5)	(9)
Gain on sale of operating assets	—	—	(18)	—
Other	(2)	4	(8)	—
Real estate and other (income)/expense, net	$(27)	$(197)	$(117)	$(412)
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
Joint Venture
During the third quarter of 2013, we sold our investment in three joint ventures for $32 million, resulting in a net gain of $23 million. During the second quarter of 2013, we sold our investment in a joint venture for $55 million, resulting in a net gain of $62 million. The gain exceeded the cash proceeds as a result of distributions of cash related to refinancing transactions in prior periods that were recorded as net reductions in the carrying amount of the investment. The net book value of the joint venture investment was a negative $7 million and was included in Other liabilities in the unaudited Interim Consolidated Balance Sheets.

During the third quarter of 2012, we sold our investments in four joint ventures for $90 million, resulting in net gains totaling $151 million. The gain exceeded the cash proceeds as a result of distributions of cash related to refinancing transactions in prior periods that were recorded as net reductions in the carrying amount of the investments. The cumulative net book value of the joint venture investments was a negative $61 million.

Other Non-Operating Assets
During the third quarter of 2013, we sold approximately 10 acres of excess land for net proceeds and gain of $1 million. During the third quarter of 2012, we sold a building used in our former drugstore operations for net proceeds and a gain of $3 million.
Operating Assets
During the first quarter of 2013, we sold our leasehold interest of a former department store location with a net book value of $2 million for net proceeds of $18 million, realizing a gain of $16 million. During the second quarter of 2013, we sold two properties, realizing a gain of $2 million.
11. Income Taxes
The income tax benefit for the three months ended November 2, 2013 was $11 million as compared to $88 million for the three months ended October 27, 2012. The effective tax rate for the three months ended November 2, 2013 was (2.2)% as compared to (41.7)% for the three months ended October 27, 2012. The income tax benefit for the nine months ended November 2, 2013 was $228 million compared to $301 million for the nine months ended October 27, 2012. The effective tax rate for the nine months ended November 2, 2013 was (13.8)% compared to (41.0)% for the nine months ended October 27, 2012. Our effective tax rate for the three and nine months ended November 2, 2013 was negatively impacted by increases to the tax valuation allowance for deferred tax assets of $184 million and $416 million, respectively.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring carryforwards. Accordingly, in the third quarter of 2013, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in net operating loss carryforwards. A valuation allowance of $482 million has been recorded against our deferred tax assets as of November 2, 2013. This resulted in an increase to the valuation allowance during the quarter ended November 2, 2013 of $184 million, of which $154 million relates to the increase in the deferred tax assets created for federal net operating loss carryforwards and $30 million relates to deferred tax assets created for state net operating loss carryforwards.
As a result of the valuation allowance, for the three months ended November 2, 2013, we recorded a net tax benefit of only $11 million. The net tax benefit consists of a $16 million non-cash benefit relating to other comprehensive income, offset by state and foreign tax expenses of $3 million and $2 million of tax expense on the amortization of certain indefinite-lived intangible assets that were not available to offset existing deferred taxes. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $16 million in operating results, offset by a $16 million charge to other comprehensive income for the quarter.
As of November 2, 2013, we have approximately $2.5 billion of net operating losses available for U.S. federal income tax purposes which expire in 2032 and 2033 for which a net deferred tax asset of $527 million has been recorded, net of a valuation allowance of $337 million. A net deferred tax asset of $50 million, net of a valuation allowance of $145 million, has been recorded for state net operating losses that expire at various dates through 2033.
12. Litigation, Other Contingencies and Guarantees
Litigation
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs seek primarily to prevent the Company from implementing our partnership agreement with MSLO as it relates to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation. The parties did not reach a settlement, and the trial continued on April 8, 2013. The parties concluded their presentations of evidence on April 26, 2013, and completed post-trial briefs in late May, 2013. The court held closing arguments on August 1, 2013. The court has not yet issued a final decision in the case. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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
Contingencies
As of November 2, 2013, we estimated our total potential environmental liabilities to range from $17 million to $24 million and recorded our best estimate of $18 million in other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Guarantees
As of November 2, 2013, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business. In connection with the sale of the operations of our outlet stores, we assigned leases on 7 outlet store locations to the purchaser. In the event that the purchaser fails to make the required lease payments, we continue for a period of time to be liable for lease payments to each landlord of the 7 assigned leases. The purchaser’s obligations under the leases are guaranteed to us by certain principals and affiliates of the purchaser. However, the purchaser has elected to exit the outlet business and is expected to terminate the leases with the landlords.  Consequently, we expect that our continuing obligations under each lease will be extinguished in connection with each termination.  As of November 2, 2013, our maximum liability in connection with the assigned leases is $9 million.
In connection with the redemption of two million of our SPG REIT units, we agreed to make future capital contributions to SPG under certain circumstances. Capital contributions would be required only if (i) one or more unsecured senior notes or term loans of SPG are in default and (ii) the aggregate amount received and/or realized by the lenders with respect to such notes or loans upon the exhaustion of all other remedies available to them is less than the maximum amount of all capital contribution commitments of the Company and other parties with similar commitments. Our contribution obligation is subject to a maximum aggregate amount of $360 million, and is proportionate to our share of all similar commitments provided by the Company and other parties. Under certain circumstances, including the disposition of its remaining SPG REIT units, the Company can terminate its obligation. On November 19, 2013, our SPG REIT units were converted to shares and, as a result, the capital contribution obligation will terminate 90 days from that date. The possibility that we would be required to make a contribution is considered remote, and as such, no amount has been recorded in the unaudited Interim Consolidated Financial Statements.
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
Third Quarter Summary and Key Developments

▪
For the third quarter of 2013, sales were $2,779 million, a decrease of 5.1% as compared to the corresponding quarter in 2012. Comparable store sales decreased 4.8% for the third quarter of 2013. Sales through jcp.com increased 24.5%, to $266 million.

▪
For the third quarter of 2013, gross margin as a percentage of sales was 29.5% compared to 32.5% in the same period last year. The decrease in gross margin as a percentage of sales was primarily due to a change in the merchandise sales mix, which includes the impact of higher levels of clearance units sold at lower margins, including additional markdowns taken to sell through inventory associated with our previous strategy, as well as our transition back to a promotional pricing strategy as compared to last year’s strategy.

▪
Selling, general and administrative (SG&A) expenses decreased $81 million, or 7.5%, for the third quarter of 2013 as compared to the corresponding quarter in 2012 as we continue to realize the benefits from our cost savings initiatives.

▪
In the third quarter of 2013, we recognized a tax benefit of $11 million,  reflecting a significant reduction in tax benefits typically recognized from federal and state loss carryforwards due to the recognition of a tax valuation allowance of $184 million during the quarter. This resulted in an effective tax rate of only (2.2)% for the third quarter compared to (41.7)% in the third quarter of 2012 and negatively impacted EPS by $0.73.

▪
For the third quarter of 2013, our net loss was $489 million, or $1.94 per share, compared to a net loss of $123 million, or $0.56 per share, for the corresponding prior year quarter. Results for this quarter included $46 million, or $0.18 per share, of restructuring and management transition charges, $25 million, or $0.04 per share, for the impact of our qualified defined benefit pension plan (Primary Pension Plan) expense and $24 million, or $0.09 per share, for the net gain on the sale of non-operating assets.

▪	On October 1, 2013, we issued 84 million shares of common stock with a par value of $0.50 per share for $9.65 per share for total net proceeds of $786 million.

Results of Operations

	Three Months Ended		Nine Months Ended
($ in millions, except EPS)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Total net sales	$2,779	$2,927	$8,077	$9,101
Percent increase/(decrease) from prior year	(5.1)%	(26.6)%	(11.3)%	(23.1)%
Comparable store sales increase/(decrease)(1)	(4.8)%	(26.1)%	(11.2)%	(22.3)%
Gross margin	819	952	2,418	3,142
Operating expenses/(income):
Selling, general and administrative	1,006	1,087	3,110	3,297
Primary pension plan	25	42	75	139
Supplemental pension plans	9	9	27	28
Total pension	34	51	102	167
Depreciation and amortization	161	133	440	386
Real estate and other, net	(27)	(197)	(117)	(412)
Restructuring and management transition	46	34	165	269
Total operating expenses	1,220	1,108	3,700	3,707
Operating income/(loss)	(401)	(156)	(1,282)	(565)
Adjusted operating income/(loss) (non-GAAP)(2)	(354)	(277)	(1,128)	(399)
Loss on extinguishment of debt	—	—	114	—
Net interest expense	99	55	255	169
Income/(loss) before income taxes	(500)	(211)	(1,651)	(734)
Income tax expense/(benefit)	(11)	(88)	(228)	(301)
Net income/(loss)	$(489)	$(123)	$(1,423)	$(433)
Adjusted net income/(loss) (non-GAAP)(2)	$(457)	$(203)	$(1,223)	$(339)
Diluted EPS	$(1.94)	$(0.56)	$(6.17)	$(1.98)
Adjusted diluted EPS (non-GAAP)(2)	$(1.81)	$(0.93)	$(5.30)	$(1.55)
Ratios as a percent of sales:
Gross margin	29.5%	32.5%	29.9%	34.5%
SG&A	36.2%	37.1%	38.5%	36.2%
Total operating expenses	43.9%	37.8%	45.8%	40.7%
Operating income/(loss)	(14.4)%	(5.3)%	(15.9)%	(6.2)%
Adjusted operating income/(loss) (non-GAAP)(2)	(12.7)%	(9.5)%	(14.0)%	(4.4)%

(1)
Comparable store sales include sales from all stores that have been opened for 12 consecutive full fiscal months and Internet sales through jcp.com. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations.

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

The following non-GAAP financial measures are adjusted to exclude the impact of markdowns related to the alignment of inventory with our 2012 strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense, the loss on extinguishment of debt and the net gain on the sale or redemption of non-operating assets. Unlike other operating expenses, markdowns related to the alignment of inventory with our 2012 strategy, restructuring and management transition charges, loss on extinguishment of debt and the net gain on the sale or redemption of non-operating assets are not directly related to our ongoing core business operations. Primary Pension Plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility. Accordingly, we eliminate our Primary Pension Plan expense in its entirety as we view all components of net periodic benefit expense as a single, net amount, consistent with its presentation in our unaudited Interim Consolidated Financial Statements. We believe it is useful for investors to understand the impact of markdowns related to the alignment of inventory with our 2012 strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense, the loss on extinguishment of debt and the net gain on the sale or redemption of non-operating assets on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted net income/(loss); and (3) adjusted diluted EPS.
Adjusted Operating Income/(Loss). The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income/(loss), a non-GAAP financial measure:

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Operating income/(loss) (GAAP)	$(401)	$(156)	$(1,282)	$(565)
As a percent of sales	(14.4)%	(5.3)%	(15.9)%	(6.2)%
Add: markdowns - inventory strategy alignment	—	—	—	155
Add: restructuring and management transition charges	46	34	165	269
Add: primary pension plan expense	25	42	75	139
Less: net gain on sale or redemption of non-operating assets	(24)	(197)	(86)	(397)
Adjusted operating income/(loss) (non-GAAP)	$(354)	$(277)	$(1,128)	$(399)
As a percent of sales	(12.7)%	(9.5)%	(14.0)%	(4.4)%
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, non-GAAP financial measures:

	Three Months Ended				Nine Months Ended
($ in millions, except per share data)	November 2, 2013		October 27, 2012		November 2, 2013		October 27, 2012
Net income/(loss) (GAAP)	$(489)		$(123)		$(1,423)		$(433)
Diluted EPS (GAAP)	$(1.94)		$(0.56)		$(6.17)		$(1.98)
Add: markdowns - inventory strategy alignment, net of tax of $-, $-, $- and $60	—		—		—		95	(1)
Add: restructuring and management transition charges, net of tax of $-, $13, $28 and $104	46	(2)	21	(1)	137	(3)	165	(1)
Add: primary pension plan expense, net of tax of $15, $16, $41 and $54	10	(4)	26	(1)	34	(4)	85	(1)
Add: loss on extinguishment of debt, net of tax of $-, $-, $- and $-	—		—		114	(2)	—
Less: net gain on sale or redemption of non-operating assets, net of tax of $-, $70, $1 and $146	(24)	(5)	(127)	(6)	(85)	(5)	(251)	(6)
Adjusted net income/(loss) (non-GAAP)	$(457)		$(203)		$(1,223)		$(339)
Adjusted diluted EPS (non-GAAP)	$(1.81)		$(0.93)		$(5.30)		$(1.55)

(1)	Tax effect was calculated using the Company's statutory rate of 38.82%.

(2)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(3)
Tax effect for the three months ended May 4, 2013 was calculated using the Company's statutory rate of 38.82%. The six months ended November 2, 2013 reflects no tax effect due to the impact of the Company's tax valuation allowance.

(4)
Tax benefit for the three and six months ended November 2, 2013 is in accordance with the requirement that the Company’s net zero tax provision be allocated between its operating loss and accumulated other comprehensive income. For the three months ended May 4, 2013, tax effect was calculated using the Company's statutory rate of 38.82%.

(5)	Tax effect represents state taxes payable in separately filing states related to the sale of the non-operating assets.

(6)	Tax effect was calculated using the effective tax rate for the transactions.
Total Net Sales

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Total net sales	$2,779	$2,927	$8,077	$9,101
Sales percent increase/(decrease):
Total net sales	(5.1)%	(26.6)%	(11.3)%	(23.1)%
Comparable store sales	(4.8)%	(26.1)%	(11.2)%	(22.3)%
Total net sales decreased $148 million in the third quarter of 2013 compared to the third quarter of 2012. For the first nine months of 2013, total net sales decreased $1,024 million from the same period last year. The following table provides the components of the net sales decrease:

	Three Months Ended	Nine Months Ended
($ in millions)	November 2, 2013	November 2, 2013
Comparable store sales increase/(decrease)	$(139)	$(1,017)
New and closed stores, net	(9)	(7)
Total net sales increase/(decrease)	$(148)	$(1,024)
Store Count
The following table compares the number of stores and gross selling space for the three and nine months ended November 2, 2013 and October 27, 2012:

	Three Months Ended		Nine Months Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
jcpenney department stores
Beginning of period	1,095	1,101	1,104	1,102
Stores opened	—	7	—	9
Closed stores	—	(3)	(9)	(6)
End of period(1)	1,095	1,105	1,095	1,105
The Foundry Big and Tall Supply Co.(2)	10	10	10	10

(1)	Gross selling space was 111 million square feet as of November 2, 2013 and and 112 million square feet as of October 27, 2012.

(2)	Gross selling space was 51 thousand square feet as of November 2, 2013 and October 27, 2012.
In the third quarter of 2013, comparable store sales decreased 4.8% and Internet sales increased 24.5% to $266 million, with comparable store sales improving sequentially. Total net sales decreased 5.1% to $2,779 million compared with $2,927 million in last year’s third quarter. For the first nine months of 2013, comparable store sales decreased 11.2% while comparable stores sales in last year’s first nine months decreased 22.3%. Internet sales decreased 1.0%, to $698 million. Total net sales decreased 11.3% to $8,077 million compared with $9,101 million last year. The decline in sales is primarily related to the change in our pricing strategy at the beginning of 2012 that focused on everyday low prices and substantially eliminated promotional activities. During the first quarter of 2013, we began the process of returning the majority of our business to a promotional model. Internet sales experienced an increase during the quarter as compared to our stores primarily as a result of better in-stock merchandise positions, improvements in site performance and a favorable response to our promotional activity.
Based on a sample of our mall and off-mall stores, our store traffic decreased and conversion rate increased in the quarter compared to the third quarter last year. The number of store transactions and the total number of units decreased while the average number of units per transaction increased in the quarter as compared to the prior year corresponding period. All geographic regions and merchandise divisions experienced sales declines for the third quarter of 2013 compared to the prior year corresponding period. During the third quarter, the best performing divisions were women's apparel, women's accessories, including Sephora, men's apparel and jewelry.
The 2012 strategy emphasized brands in a shops presentation and introduced new merchandise brands. This re-merchandising effort has not resonated well with our customers so we are editing our existing merchandise assortments and undertaking several merchandise initiatives to make assortments more compelling to customers and to reintroduce some of our private brands. The largest implementation of the prior strategy was in the home department. These changes also did not resonate with our customers. As a result, we are making adjustments to our home merchandise assortments to present a better balance between traditional and modern home furnishings, a more balanced selection of good, better and best price points across key items, and merchandise arranged by category rather than brand.
Gross Margin
Gross margin for the third quarter of 2013 was $819 million, a decrease of $133 million compared to $952 million in the third quarter of 2012. Gross margin as a percentage of sales in the third quarter of 2013 was 29.5% compared to 32.5% in the third quarter of 2012. The 300 basis point decrease resulted from the following:

▪
higher levels of clearance units sold at lower margins, including additional markdowns taken to sell through inventory associated with our previous strategy, as well as our transition back to a promotional pricing strategy as compared to last year’s strategy (-364 basis points);

▪	lower levels of markdown accruals and inventory reserves (+95 basis points);

▪	re-ticketing costs as a result of moving back to a promotional strategy on selected merchandise (-16 basis points);

▪	increased vendor cost concessions (+14 basis points); and

▪	net change in other miscellaneous items, including the impact of shrinkage (-29 basis points).
Gross margin for the nine months ended November 2, 2013 was $2,418 million, a decrease of $724 million compared to $3,142 million for the nine months ended October 27, 2012. Gross margin as a percentage of sales for the nine months ended November 2, 2013 was 29.9% compared to 34.5% for the nine months ended October 27, 2012. The 460 basis point decrease resulted from the following:

▪	higher levels of clearance units sold at lower margins, as well as our transition back to a promotional pricing strategy compared to last year’s strategy (-400 basis points);

▪	re-ticketing costs as a result of moving back to a promotional strategy on selected merchandise (-39 basis points);

▪	reduced vendor cost concessions (-10 basis points); and

▪	net change in other miscellaneous items, including the impact of shrinkage (-11 basis points).
SG&A Expenses
For the three months ended November 2, 2013, SG&A expenses were $81 million lower compared to the three months ended October 27, 2012. As a percent of sales, SG&A expenses decreased to 36.2% compared to 37.1% in the third quarter of 2012. The net $81 million decrease primarily resulted from the following:

▪	lower advertising expenses (-$22 million);

▪	savings from lower utilities (-$15 million);

▪	savings from salaries and related benefits (-$13 million);

▪	higher income from the jcpenney private label credit card activities, which is recorded as a reduction of our SG&A expenses (-$7 million); and

▪	net decrease in other miscellaneous items (-$23 million).
For the nine months ended November 2, 2013, SG&A expenses were $187 million lower compared to the nine months ended October 27, 2012. As a percent of sales, SG&A expenses increased to 38.5% compared to 36.2% in the third quarter of 2012, as we were not able to leverage our expense reductions against lower sales. The net $187 million decrease primarily resulted from the following:

▪	savings from salaries and related benefits (-$48 million);

▪	savings from lower utilities (-$45 million);

▪	higher income from the jcpenney private label credit card activities, which is recorded as a reduction of our SG&A expenses (-$44 million);

▪	lower advertising expenses (-$22 million);

▪	savings from general store expense, support costs and rent (-$10 million); and

▪	net decrease in other miscellaneous items (-$18 million).
Pension Expense

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Primary Pension Plan	$25	$42	$75	$139
Supplemental pension plans	9	9	27	28
Total pension expense	$34	$51	$102	$167
Total pension expense, which consists of our Primary Pension Plan expense and our supplemental pension plans expense, is based on our 2012 year-end measurement of pension plan assets and benefit obligations. Primary Pension Plan expense for the period decreased $17 million, to $25 million compared with $42 million in the third quarter of 2012. The decrease in Primary Pension Plan expense for 2013 is a result of lower amortization of our actuarial loss due to certain lump-sum settlements in 2012, lower service cost due to a decrease in the number of participants accruing benefits and strong asset performance in 2012. These decreases were partially offset by an approximately 60 basis point decrease in our discount rate and a 50 basis point decrease in our assumed expected return on assets. During the three months ended November 2, 2013 and October 27, 2012, supplemental pension plans expense was $9 million and $9 million, respectively. For the first nine months of 2013, our Primary Pension Plan expense decreased $64 million to $75 million and our supplemental pension plans expense decreased $1 million to $27 million.
Depreciation and Amortization Expense
Depreciation and amortization expense in the third quarter of 2013 increased $28 million to $161 million from $133 million for the comparable 2012 period. For the first nine months of 2013, depreciation and amortization increased $54 million to $440 million from $386 million last year. This increase is a result of our investment and replacement of store fixtures in connection with the implementation of our 2012 shops strategy. Depreciation and amortization expense for the three and nine months ended November 2, 2013 excludes $8 million and $37 million, respectively, of increased depreciation as a result of shortening the useful lives of store fixtures in our department stores that were replaced during 2013 with the build out of our home department and other attractions. For the three months ended October 27, 2012, depreciation and amortization excludes $7 million of increased depreciation. These amounts are included in the line Restructuring and management transition in the interim unaudited Interim Consolidated Statements of Operations.

Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Supply chain	$—	$3	$—	$19
Home office and stores	(6)	4	26	105
Software and systems	—	—	—	36
Store fixtures	10	18	55	60
Management transition	3	6	32	36
Other	39	3	52	13
Total	$46	$34	$165	$269

Supply chain
As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, during the three and nine months ended October 27, 2012 we recorded charges of $3 million and $19 million, respectively, related to increased depreciation, termination benefits and unit closing costs. This restructuring activity was completed during the third quarter of 2012.

Home office and stores
During the three months ended November 2, 2013 and October 27, 2012, we recorded a $6 million credit and $4 million of net charges, respectively, associated with employee termination benefits for actions to reduce our store and home office expenses. The $6 million credit for the third quarter of 2013 resulted from termination benefits paid that were lower than expected primarily because employees found other positions within the Company and revisions were made to the restructuring plan. During the third quarter of 2012, when substantially all employee exits were completed, we recorded a net curtailment gain of $7 million (see Note 8). The net curtailment gain was more than offset by charges associated with employee termination benefits of $11 million. During the nine months ended November 2, 2013 and October 27, 2012, we recorded net charges of $26 million and $105 million, respectively, related to store and home office employee termination benefits.

Software and systems
During the nine months ended October 27, 2012, we recorded a charge of $36 million related to the disposal of software and systems that based on our evaluation no longer supported our then current strategy.  Included in this amount is $3 million of consulting fees related to that evaluation.

Store fixtures
During the three months ended November 2, 2013, we recorded $2 million for the impairment of certain store fixtures related to our former shops strategy that were used in our prototype department store and $8 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced during the first nine months of 2013. During the nine months ended November 2, 2013, we recorded $7 million of charges for the write-off of store fixtures related to the renovations in our home department and $37 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced during the first nine months of 2013. In addition, during the nine months ended November 2, 2013, we recorded $11 million of charges for the impairment of certain store fixtures related to our former shops strategy that were used in our prototype department store.

During the three months ended October 27, 2012, we recorded $11 million of charges related to the removal of store fixtures in our department stores. In addition, we recorded $7 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced throughout 2013 with the build out of additional shops. During the nine months ended October 27, 2012, we recorded charges of $60 million related to the write-off and increased depreciation for store fixtures that were replaced with new store attraction fixtures.

Management transition
During the three months ended November 2, 2013 and October 27, 2012, we implemented several changes within our management leadership team that resulted in management transition costs of $3 million and $6 million, respectively, for both incoming and outgoing members of management. During the nine months ended November 2, 2013 and October 27, 2012, we recorded management transition charges of $32 million and $36 million, respectively.

Other
During the three months ended November 2, 2013 and October 27, 2012, we recorded $39 million and $3 million, respectively, of miscellaneous restructuring charges. During the nine months ended November 2, 2013 and October 27, 2012, we recorded $52 million and $13 million, respectively, of miscellaneous restructuring charges. The charges during 2013 were primarily related to contract termination costs and other costs associated with our previous marketing and shops strategy, including a non-cash charge of $36 million during the third quarter relating to the return of shares of Martha Stewart Living Omnimedia Inc. previously acquired by the Company, which was accounted for as a cost investment (Note 5). The charges in the first quarter of 2012 were primarily related to the exit of our specialty websites CLAD™ and Gifting Grace™, and the charges in the second quarter of 2012 were primarily related to costs associated with the closing of our Pittsburgh, Pennsylvania customer call center.
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

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Gain on sale or redemption of non-operating assets, net:
Redemption of SPG REIT units	$—	$—	$—	$(200)
Sale of CBL & Associates Properties, Inc. (CBL) REIT shares	—	(15)	—	(15)
Sale of leveraged leases	—	(28)	—	(28)
Sale of investment in joint venture	(23)	(151)	(85)	(151)
Sale of building	(1)	(3)	(1)	(3)
Net gain on sale or redemption of non-operating assets	(24)	(197)	(86)	(397)
Dividend income from REITs	—	(1)	—	(6)
Investment income from joint ventures	(1)	(3)	(5)	(9)
Gain on sale of operating assets	—	—	(18)	—
Other	(2)	4	(8)	—
Real estate and other (income)/expense, net	$(27)	$(197)	$(117)	$(412)

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

Joint Venture
During the third quarter of 2013, we sold our investment in three joint ventures for $32 million, resulting in a net gain of $23 million. During the second quarter of 2013, we sold our investment in a joint venture for $55 million, resulting in a net gain of $62 million. The gain exceeded the cash proceeds as a result of distributions of cash related to refinancing transactions in prior periods that were recorded as net reductions in the carrying amount of the investment. The net book value of the joint venture investment was a negative $7 million and was included in Other liabilities in the unaudited Interim Consolidated Balance Sheets.

During the third quarter of 2012, we sold our investments in four joint ventures for $90 million, resulting in net gains totaling $151 million. The gain exceeded the cash proceeds as a result of distributions of cash related to refinancing transactions in prior periods that were recorded as net reductions in the carrying amount of the investments. The cumulative net book value of the joint venture investments was a negative $61 million.

Other Non-Operating Assets
During the third quarter of 2013, we sold approximately 10 acres of excess land for net proceeds and a gain of $1 million. During the third quarter of 2012, we sold a building used in our former drugstore operations for net proceeds and a gain of $3 million.

Operating Assets
During the first quarter of 2013, we sold our leasehold interest of a former department store location with a net book value of $2 million for net proceeds of $18 million, realizing a gain of $16 million. During the second quarter of 2013, we sold two properties, realizing a gain of $2 million.
Operating Income/(Loss)
For the third quarter of 2013, we reported an operating loss of $401 million compared to an operating loss of $156 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense and the net gain on the sale or redemption of non-operating assets, adjusted operating income/(loss) (non-GAAP) decreased $77 million to an adjusted operating loss of $354 million for the third quarter compared to an adjusted operating loss of $277 million for the prior year corresponding period.
For the nine months ended November 2, 2013, we reported an operating loss of $1,282 million compared to an operating loss of $565 million in the prior year corresponding period. Excluding the impact of markdowns related the alignment of inventory with our 2012 strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense and the net gain on the sale or redemption of non-operating assets, adjusted operating income/(loss) (non-GAAP) decreased $729 million to an adjusted operating loss of $1,128 million for the nine months ended November 2, 2013 compared to an adjusted operating loss of $399 million for the prior year corresponding period.
Loss on Extinguishment of Debt
During the second quarter of 2013, we paid $355 million to complete a cash tender offer and consent solicitation with respect to substantially all of our outstanding 7.125% Debentures due 2023. In doing so, we also recognized a loss on extinguishment of debt of $114 million, which included the premium paid over face value of the debentures of $110 million, reacquisition costs of $2 million and the write-off of unamortized debt issuance costs of $2 million.
Net Interest Expense
Net interest expense for the third quarters of 2013 and 2012 was $99 million and $55 million, respectively. For the nine months ended November 2, 2013, net interest expense was $255 million compared to $169 million in the prior year corresponding period. The increase in net interest expense for the periods is primarily related to the increased interest expense associated with the borrowings under our revolving credit facility and the $2.25 billion five-year senior secured term loan that was entered into on May 22, 2013.
Income Taxes
The income tax benefit for the three months ended November 2, 2013 was $11 million as compared to $88 million for the three months ended October 27, 2012. The effective tax rate for the three months ended November 2, 2013 was (2.2)% as compared to (41.7)% for the three months ended October 27, 2012. The income tax benefit for the nine months ended November 2, 2013 was $228 million compared to $301 million for the nine months ended October 27, 2012. The effective tax rate for the nine months ended November 2, 2013 was (13.8)% compared to (41.0)% for the nine months ended October 27, 2012. Our effective tax rate for the three and nine months ended November 2, 2013 was negatively impacted by increases to the tax valuation allowance for deferred tax assets of $184 million and $416 million, respectively.
In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring carryforwards. Accordingly, in the third quarter of 2013, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in net operating loss carryforwards. A valuation allowance of $482 million has been recorded against our deferred tax assets as of November 2, 2013. This resulted in an increase to the valuation allowance during the quarter ended November, 2013 of $184 million, of which $154 million relates to the increase in the deferred tax assets created for federal net operating loss carryforwards and $30 million relates to deferred tax assets created for state net operating loss carryforwards.

As a result of the valuation allowance, for the three months ended November 2, 2013, we recorded a net tax benefit of only $11 million. The net tax benefit consists of a $16 million non-cash benefit relating to other comprehensive income, offset by state and foreign tax expenses of $3 million and $2 million of tax expense on the amortization of certain indefinite-lived intangible assets that were not available to offset existing deferred taxes. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $16 million in operating results, offset by a $16 million charge to other comprehensive income for the quarter.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility and the capital markets. As of the end of the third quarter of 2013, we had $1,227 million of cash and cash equivalents. On February 8, 2013, we entered into an amended and restated revolving credit facility (2013 Credit Facility) in an amount up to $1,850 million. During the first quarter of 2013, we borrowed $850 million under our 2013 Credit Facility of which $200 million was repaid during the third quarter of 2013. As of the end of the third quarter of 2013, we had $666 million available for future borrowing, of which $481 million is currently accessible due to the limitation of the fixed charge coverage ratio. In order to further enhance our liquidity position, on May 22, 2013, we closed on a $2.25 billion five-year senior secured term loan that is guaranteed by J. C. Penney Company, Inc. and certain subsidiaries of JCP, and is secured by mortgages on certain real estate of JCP and the guarantors, in addition to substantially all other assets of JCP and the guarantors. In addition, on October 1, 2013, we issued 84 million shares of common stock with a par value of $0.50 per share for net proceeds of $786 million. As of the end of the third quarter of 2013, our total available liquidity was approximately$1.7 billion. The future success of our business will depend on our ability to generate positive free cash flow (non-GAAP).
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Nine Months Ended
($ in millions)	November 2, 2013	October 27, 2012
Cash and cash equivalents	$1,227	$525
Merchandise inventory	3,747	3,362
Property and equipment, net	5,753	5,493
Total debt(1)	5,612	2,965
Stockholders’ equity	2,647	3,502
Total capital	8,259	6,467
Maximum capacity under our credit agreement	1,850	1,500
Short-term borrowings under credit agreement	650	—
Cash flow from operating activities	(2,197)	(655)
Free cash flow (non-GAAP)(2)	(2,992)	(1,321)
Capital expenditures(3)	814	580
Dividends paid	—	86
Ratios:
Total debt-to-total capital(4)	68%	46%
Cash-to-total debt(5)	22%	18%

(1)	Total debt includes long-term debt, including current maturities, capital leases, note payable and our current borrowing under our 2013 Credit Facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the third quarters of 2013 and 2012, we had accrued capital expenditures of $102 million and $181 million, respectively.

(4)	Total debt divided by total capitalization.

(5)	Cash and cash equivalents divided by total debt.

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
The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net cash provided by/(used in) operating activities (GAAP)	$(737)	$(48)	$(2,197)	$(655)
Add:
Proceeds from sale of operating assets	—	—	19	—
Less:
Capital expenditures(1)	(161)	(341)	(814)	(580)
Dividends paid, common	—	—	—	(86)
Free cash flow (non-GAAP)	$(898)	$(389)	$(2,992)	$(1,321)

(1)	As of the end of the third quarters of 2013 and 2012, we had accrued capital expenditures of $102 million and $181 million, respectively.
Free cash flow for the three months ended November 2, 2013 decreased $509 million to an outflow of $898 million compared to an outflow of $389 million in the same period last year. Free cash flow for the nine months ended November 2, 2013 decreased $1,671 million to an outflow of $2,992 million compared to an outflow of $1,321 million in the same period last year. The decrease was primarily a result of the decline in sales and resulting use of cash from operating activities during the period, increase in our inventory levels in preparation for the holiday season, as well as an increase in capital expenditures compared to last year. These decreases were partially offset by the discontinuation of our quarterly dividend of $0.20 per share on May 15, 2012.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
For the three months ended November 2, 2013, cash flow from operating activities was an outflow of $737 million, a decrease of $689 million compared to an outflow of $48 million during the same period last year. Cash flow from operating activities for the nine months ended November 2, 2013, decreased $1,542 million to an outflow of $2,197 million compared to an outflow of $655 million for the same period last year. Our net loss for the nine months ended November 2, 2013 of $1,423 million includes significant expenses and charges that do not impact operating cash flow including depreciation and amortization, restructuring and management transition charges, pension expense and the loss on extinguishment of debt. The overall increased cash outflow from operations for the nine months ended November 2, 2013 related to a larger net loss for the period and the increase in inventory slightly offset by an increase in the corresponding merchandise payable. In addition, during the three months ended November 2, 2013, we received a $36 million payment from a landlord to terminate an existing lease prior to its original expiration date.
Merchandise inventory increased $385 million to $3,747 million, or 11.5%, as of the end of the third quarter of 2013 compared to $3,362 million as of the end of the third quarter last year. Compared to the end of fiscal year 2012, merchandise inventory increased $1,406 million, reflecting re-stocking of basics and private branded categories during the quarter in anticipation of the holiday seasons, as well as to replenish low inventory levels.

Investing Activities
Investing activities for the nine months ended November 2, 2013 was a cash outflow of $707 million compared to an outflow of $64 million for the same period in 2012. The increase in the cash outflow from investing activities was primarily a result of increased capital expenditures and a decrease in proceeds from the sale or redemption of non-operating and operating assets.
Cash capital expenditures were $161 million and $814 million for the three and nine months ended November 2, 2013, respectively. In addition, as of the end of the third quarter of 2013, we also had $102 million of accrued capital expenditures. The capital expenditures for the first nine months of 2013 related primarily to the opening of the women’s and kid’s Joe Fresh® attractions in nearly 700 of our department stores, the opening of Disney® and giggleBabyTM in approximately 560 stores and renovations in our home department in approximately 500 of our department stores. During the three and nine months ended November 2, 2013, we opened 30 and 60, respectively, Sephora inside jcpenney stores.
Cash capital expenditures were $341 million and $580 million for the three and nine months ended October 27, 2012, respectively. In addition, as of the end of the third quarter of 2012, we also had $181 million of accrued capital expenditures. Capital expenditures during the third quarter of 2012 included furniture and fixtures relating to men’s and women’s jcpTM shops, women’s Liz Claiborne® shops and Men’s Izod® shops that launched on September 1, 2012. Capital expenditures during the second quarter of 2012 included furniture and fixtures relating to men’s and women’s The Original Arizona Jean Co.® shops and Levi’s® shops that launched on August 1, 2012. During the nine months ended October 27, 2012, we opened 78 Sephora inside jcpenney stores and seven new department stores.
During the first nine months of 2013, we sold our investments in four real estate joint ventures, a leasehold interest in a former department store location and three properties for a total of $107 million in net proceeds.
In the third quarter of 2012, we received net proceeds of $279 million from the sale of non-operating assets including REIT shares, leveraged lease assets, investments in real estate joint ventures and a building used in our former drugstore operations. In the second quarter of 2012, SPG redeemed two million of our SPG REIT units at a cash price of $124 per unit for a total price of $246 million, net of fees.
We anticipate full year 2013 capital expenditures to be approximately $1.0 billion. Capital expenditures for the remainder of 2013 include accrued expenditures of $102 million at the end of the third quarter. We anticipate full year 2014 capital expenditures to be approximately $300 million.
Financing Activities
Financing activities for the nine months ended November 2, 2013 were an inflow of $3,201 million compared to an outflow of $263 million for the same period last year. During the third quarter of 2013, we issued 84 million shares of common stock with a par value of $0.50 per share for net proceeds of $786 million. During the second quarter of 2013, we received net proceeds of $2.18 billion from our senior secured term loan facility and completed the cash tender offer and consent solicitation with respect to our outstanding 7.125% Debentures due 2023 for $355 million. During the first quarter of 2013, we borrowed $850 million under our revolving credit facility of which $200 million was repaid during the third quarter of 2013.

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
Cash Flow Outlook
During the first nine months of 2013, we enhanced our liquidity through the following transactions:

•	During the first quarter of 2013, we borrowed $850 million under our revolving credit facility of which $200 million was repaid during the third quarter of 2013;

•	On May 22, 2013, we closed on a $2.25 billion five-year senior secured term loan; and

•	During the third quarter of 2013, we issued 84 million shares of common stock with a par value of $0.50 per share for net proceeds of $786 million.

For the remainder of 2013, we believe that our existing cash and cash equivalents will be adequate to fund our capital expenditures and working capital needs.
Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies.

2013 Revolving Credit Facility
On February 8, 2013, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into an amended and restated revolving credit agreement in the amount up to $1,850 million (2013 Credit Facility), which replaces the Company’s prior credit agreement entered into in January 2012, with largely the same syndicate of lenders under the previous agreement, with JPMorgan Chase Bank, N.A., as administrative agent. The 2013 Credit Facility matures on April 29, 2016, increases the letter of credit sublimit to $750 million and provides an accordion feature that could potentially increase the size of the facility by an additional amount not to exceed $400 million.
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
On April 12, 2013, we borrowed $850 million under the 2013 Credit Facility of which $200 million was repaid during the third quarter of 2013. As of the end of the third quarter of 2013, $650 million of the borrowing remains outstanding. The borrowing bears interest at a rate of LIBOR plus 3.0%. As of the end of the third quarter of 2013, we had $534 million in standby and import letters of credit outstanding under the 2013 Credit Facility, the majority of which are standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. As of the end of the third quarter of 2013, we had $666 million available for future borrowing, of which $481 million is currently accessible due to the limitation of the fixed charge coverage ratio.
Credit Ratings
Our credit ratings and outlook as of December 2, 2013 were as follows:

	Corporate	Long-Term Debt	Outlook
Fitch Ratings	CCC	CCC	Negative
Moody’s Investors Service, Inc.	Caa1	Caa1	Negative
Standard & Poor’s Ratings Services	CCC+	CCC+	Negative
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
Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2012 Form 10-K. Our unrecorded contractual obligations related to merchandise have decreased approximately 21% since year end primarily due to the seasonality of our business and updates to our supplier base in the ordinary course of business.
Inflation
Our business is affected by general economic conditions, including rising petroleum, energy and cotton prices. Over the past few years, the retail industry has experienced some inflationary cost increases. Inflation impacted our results of operations primarily during the first quarter of 2012. This increase was driven primarily by rising costs for cotton and petroleum based textiles for 2011 holiday and early 2012 spring goods. Beginning in the second quarter of 2012 and continuing through the end of the fiscal year, these pressures eased. During the first nine months of 2013, we did not experience inflationary cost increases, and we expect this trend to continue through the end of the year.

Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited Interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and use judgments that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances. On an ongoing basis, we evaluate estimates used, including those related to inventory valuation under the retail method, valuation of long-lived assets, estimation of reserves and valuation allowances specifically related to closed stores, insurance, income taxes, litigation and environmental contingencies and pension accounting. While actual results could differ from these estimates, we do not expect the differences, if any, to have a material effect on the unaudited Interim Consolidated Financial Statements.
There were no changes to our critical accounting policies during the nine months ended November 2, 2013. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2012 Form 10-K.
We are providing the following disclosures regarding critical accounting estimates.
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

▪
Nature, frequency, and severity of current and cumulative financial reporting losses. A pattern of recent losses is heavily weighted as a source of negative evidence. In certain circumstances, historical information may not be as relevant due to a change in circumstances.

▪
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

▪
Tax planning strategies. If necessary and available, tax-planning strategies would be implemented to accelerate taxable amounts to utilize expiring net operating loss carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

In the second quarter, our net deferred tax position, exclusive of any valuation allowance, changed from a net deferred tax liability to a net deferred tax asset. In our assessment of the need for a valuation allowance, we heavily weighted the negative evidence of cumulative losses in recent periods and the positive evidence of future reversals of existing temporary differences. Although a sizable portion of our losses in recent years were the result of charges incurred for restructuring and other special items, even without these charges we still would have incurred significant losses. Accordingly, we considered our pattern of recent losses to be relevant to our analysis. Considering this pattern of recent losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future U.S. taxable income for purposes of assessing the need for a valuation allowance. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring carryforwards. Accordingly, valuation allowances were recorded in the second and third quarters to offset most of the deferred tax assets created.
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

See Note 11 to the unaudited Interim Consolidated Financial Statements for more information regarding income taxes and also “Risk Factors-The Company’s ability to use net operating loss carry-forwards to offset future taxable income for U.S. federal income tax purposes may be limited.”

Valuation of Long-Lived and Indefinite-Lived Assets
In 2012, we introduced a transformational strategy to become America’s favorite store.  We underwent tremendous change as we began shifting our business model from a promotional department store to a specialty department store.  The 2012 strategy emphasized brands in a shops presentation and introduced new merchandise brands. This re-merchandising effort did not resonate with our customers and our 2012 and 2013 sales, operating profit and cash flows declined significantly. As a result, we are editing our existing merchandise assortments, undertaking several merchandise initiatives and reintroducing certain of our private brands to make our assortments more compelling to customers. In addition, during the first quarter of 2013, we began the process of returning the majority of our business to a promotional model. As we return the majority of our business to a promotional model and complete our merchandise initiatives, we expect our sales, operating profit and cash flows to improve in the future, where the fourth quarter typically generates a significant portion of our sales, profit and operating cash flows  for the fiscal year.  If, however, operating performance reflects an other than temporary decline, we may incur impairment charges in the future, which could be material to our results of operations.

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

Indefinite-Lived Assets
We assess the recoverability of indefinite-lived intangible assets at least annually during the fourth quarter of our fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. Examples of events or changes in circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used.   Under GAAP, we have the option to first perform a qualitative assessment in our evaluation of our indefinite-lived intangible assets in order to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired.  If a qualitative analysis is performed, we test our indefinite lived intangible assets utilizing the relief from royalty method to determine the fair value of the asset.  The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.  Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in company-specific risk factors. Royalty rates are established by management based on comparable trademark licensing agreements in the market.  Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant weighted average cost of capital and long-term growth rates.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 13 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our strategies. The results of operations and cash flows for the nine months ended November 2, 2013 are not necessarily indicative of the results for future quarters or the entire year.
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
These risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer confidence and spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell us merchandise on a timely basis or at all, trade restrictions, the ability to monetize non-core assets on acceptable terms, the ability to implement our turnaround strategy, customer acceptance of our new strategies, our ability to attract, motivate and retain key executives and other associates, the impact of cost reduction initiatives, our ability to generate or maintain liquidity, implementation of new systems and platforms, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, the ability of the federal government to fund and conduct its operations, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information and legal and regulatory proceedings. There can be no assurances that the Company will achieve expected results, and actual results may be materially less than expectations. Furthermore, the Company typically earns a disproportionate share of its operating income in the fourth quarter due to holiday buying patterns, and such buying patterns are difficult to forecast with certainty. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at November 2, 2013 are similar to those disclosed in the 2012 Form 10-K.
Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the third quarter ended November 2, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs seek primarily to prevent the Company from implementing our partnership agreement with MSLO as it relates to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation. The parties did not reach a settlement, and the trial continued on April 8, 2013. The parties concluded their presentations of evidence on April 26, 2013, and completed post-trial briefs in late May, 2013. The court held closing arguments on August 1, 2013. The court has not yet issued a final decision in the case. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Ozenne Derivative Lawsuit
On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and executives. The Company is a nominal defendant in the suit. The lawsuit alleges breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit seeks damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff could not proceed with his suit because he failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand is not excused. The trial court heard arguments on the Special Exceptions on June 25, 2012, and denied them. The Company and named individuals filed a mandamus proceeding in the Fifth District Court of Appeals challenging the trial court’s decision. The parties have settled the litigation and the appellate court stayed the appeal so that the trial court could review the proposed settlement. On August 5, 2013, the trial court preliminarily approved the settlement, and notice was mailed to shareholders soon thereafter. The trial court finally approved the settlement at a hearing on October 28, 2013 and, despite objection, awarded the plaintiff $3.1 million in attorneys’ fees and costs.  The Company and named individuals have appealed the award of attorneys’ fees and costs.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Class Action Securities Litigation
From October 1, 2013 through October 24, 2013, four purported class action complaints were filed naming the Company, Myron E. Ullman, III and Kenneth H. Hannah as defendants, by the following plaintiffs, individually and on behalf of all others similarly situated, in the U.S. District Court, Eastern District of Texas, Tyler Division: Marcus (filed October 1, 2013), Erdem (filed October 7, 2013), Murphy (filed October 21, 2013) and Gilbert (filed October 24, 2013).  The Marcus, Erdem and Gilbert complaints are purportedly brought on behalf of persons who acquired our common stock during the period from August 20, 2013 through September 26, 2013.  The complaint filed by Murphy is purportedly brought on behalf of persons who acquired our securities, including common stock, debt securities, and purchasers of call and sellers of put options, during the period from May 16, 2013 through September 26, 2013, and also names William A. Ackman, a former member of the Board of Directors, as a defendant.  The complaints allege claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  Plaintiffs claim that the defendants made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused our common stock to trade at artificially inflated prices.  The complaints seek class certification, unspecified compensatory damages, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper.  On December 2, 2013, various parties filed motions with the court seeking consolidation of the pending cases and appointment of lead plaintiff.  We believe these class action complaints are without merit and we intend to vigorously defend these lawsuits. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Shareholder Derivative Litigation
In October 2013, two purported shareholder derivative actions were filed against certain present and former members of the Company’s Board of Directors and executives by the following parties in the U.S. District Court, Eastern District of Texas, Sherman Division: Weitzman (filed October 2, 2013) and Zauderer (filed October 3, 2013).  The Company is named as a nominal defendant in both suits.  The lawsuits assert claims for breaches of fiduciary duties and unjust enrichment based upon alleged false and misleading statements and/or omissions regarding the Company’s financial condition.  The lawsuits seek unspecified compensatory damages, restitution, disgorgement by the defendants of all profits, benefits and other compensation, equitable relief to reform the Company’s corporate governance and internal procedures, reasonable costs and expenses, and other relief as the court may deem just and proper.  On October 28, 2013, the Court consolidated the two cases into the Weitzman lawsuit.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Other Legal Proceedings
On October 7, 2013, the Company received a letter of inquiry from the Securities and Exchange Commission requesting information regarding the Company’s liquidity, cash position, and debt and equity financing, as well as the Company’s underwritten public offering of common stock announced on September 26, 2013.  The Company is cooperating with the Securities and Exchange Commission in regards to its inquiry, including providing material requested by the Securities and Exchange Commission.

On November 9, 2013, the Company received a shareholder demand from a purported shareholder of the Company, Troy M. J. Baker, to conduct an investigation regarding potential claims that certain present and former members of the Company’s Board of Directors and executives breached their fiduciary duties to the Company under Texas and/or Delaware law based upon allegations similar to those in the class action securities litigation and shareholder derivative litigation filed in October 2013 and to commence a civil action to recover for the Company’s benefit the amount of damages allegedly sustained by the Company as a result of any such potential misconduct.
Item 1A. Risk Factors
The risk factors listed below update and supersede the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013.
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
In fiscal 2012, we made changes to our strategies that resulted in a pronounced decline in sales and resulted in significant variability between our financial expectations and actual results. We began shifting our strategies in the first quarter of fiscal 2013, but it may take longer than expected or planned to recover from our negative sales trends and operating results, and actual results may be materially less than planned. Our ability to improve our operating results depends upon a significant number of factors, some of which are beyond our control, including:

▪	customer response to our marketing and merchandise strategies;

▪	our ability to respond to competitive pressures in our industry;

▪	our ability to achieve profitable sales and to make adjustments in response to changing conditions;

▪	our ability to benefit from capital improvements made to our store environment;

▪	our ability to effectively manage inventory;

▪	the success of our cost reduction initiatives;

▪	our ability to respond to any unanticipated changes in expected cash flows, liquidity, cash needs and cash

▪	expenditures, including our ability to obtain any additional financing or other liquidity enhancing transactions, if and when needed;

▪	our ability to achieve positive cash flow;

▪	our ability to access adequate and uninterrupted supply of merchandise from suppliers at expected levels and on acceptable terms; and

▪	general economic conditions.
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
In February 2013, we amended and restated our existing revolving credit facility to increase the aggregate lending commitments to $1.85 billion. Our borrowing capacity under our revolving credit facility varies according to the Company’s inventory levels, accounts receivable and credit card receivables, net of certain reserves. In the event of any material decrease in the amount of or appraised value of these assets, our borrowing capacity would similarly decrease, which could adversely impact our business and liquidity. In April 2013, we borrowed $850 million under the revolving credit facility, of which $200 million was repaid in October 2013.
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
As of November 2, 2013, we have approximately $5.612 billion in total indebtedness and are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged.
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
Operating results and cash flows may cause us to incur asset impairment charges.
Long-lived assets, primarily property and equipment, are reviewed at the store level at least annually for impairment, or whenever changes in circumstances indicate that a full recovery of net asset values through future cash flows is in question.  We also assess the recoverability of indefinite-lived intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Our impairment review requires us to make estimates and projections regarding, but not limited to, sales, operating profit and future cash flows. In fiscal 2012, we shifted our business model from a promotional department store to a specialty department store and our 2012 and 2013 sales, operating profit and cash flows have declined significantly. During the first quarter of 2013, we began the process of returning the majority of our business to a promotional model. In addition, we are undertaking several merchandise initiatives to make our assortments more compelling to customers. If, taking into account the results of our fiscal fourth quarter, our operating performance reflects a sustained decline, we may be exposed to significant asset impairment charges in the fourth quarter, which could be material to our results of operations.
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
We are subject to the various risks of importing merchandise from abroad and purchasing product made in foreign countries, such as

▪	potential disruptions in manufacturing, logistics and supply;

▪	changes in duties, tariffs, quotas and voluntary export restrictions on imported merchandise;

▪	strikes and other events affecting delivery;

▪	consumer perceptions of the safety of imported merchandise;

▪	product compliance with laws and regulations of the destination country;

▪	product liability claims from customers or penalties from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful;

▪
concerns about human rights, working conditions and other labor rights and conditions and environmental impact in foreign countries where merchandise is produced and raw materials or components are sourced, and changing labor, environmental and other laws in these countries;

▪	local business practice and political issues that may result in adverse publicity or threatened or actual adverse consumer actions, including boycotts;

▪	compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act; and

▪	economic, political or other problems in countries from or through which merchandise is imported.
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

The market price of our common stock has fluctuated substantially and may continue to fluctuate significantly. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. During October 2013, four purported class action complaints and two shareholder derivative actions were filed against the Company and certain of our current and former Board of Directors and executives following our announcement of an issuance of common stock on September 26, 2013.
Such litigation could result in substantial costs, divert our management’s attention and resources and have an adverse effect on our business, results of operations and financial condition. This volatility could affect the price at which you could sell shares of our common stock.
The Company’s ability to use net operating loss carry-forwards to offset future taxable income for U.S. federal income tax purposes may be limited.
As of the nine months ended November 2, 2013, the Company has a federal net operating loss (“NOL”) of approximately $2.5 billion. This NOL carryforward (expiring in 2032 and 2033) is available to offset future taxable income.
Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes an annual limitation on the amount of taxable income that may be offset if a corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the Company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the Company by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.
If an ownership change occurs, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate which was 3.5% at November 2, 2013. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.
The Company has an ongoing study of the rolling three-year testing periods. Final conclusions of the study will depend on both (1) elections regarding a possible ownership change to be made post-year end in filing the Company’s federal income tax return and (2) information that may not have yet been filed with the Securities and Exchange Commission (“SEC”) by all five-percent shareholders. Based upon the elections the Company currently plans to make in filing its tax return and the information that has been filed with the SEC as of December 2, 2013, the Company has not had a Section 382 ownership change through November 2, 2013. Certain five-percent shareholders have as late as February 15, 2014 to make filings with the SEC that could change the conclusions of the study.
If the Company were to make certain alternative elections, an ownership change could be established as occurring on September 26, 2013 when the Company’s trading value would have been approximately $2.3 billion before adjustment for the value of any control premium. Under section 382 of the Code, as of September 26, 2013 the annual NOL limitations and built-in gain adjustments that would apply through the respective NOL and credit carryforward periods would total approximately $2.3 billion, and would exceed the total of the tax loss carryforwards (including carryover credits on a loss equated basis) recognizable as of September 26, 2013. Certain foreign tax credit carryforwards and unused charitable contribution tax benefits totaling $17 million would be written-off against the valuation allowance in a September 26, 2013 ownership change scenario due to their shorter carryforward periods.

Effective October 22, 2013, the Internal Revenue Service made final certain proposed regulations under Section 382. These regulations are generally more taxpayer favorable as to measuring the impact of an ownership shift and allow a corporate taxpayer to apply the new regulations to prior testing dates as long as an ownership change had not occurred under the old regulations in any testing period ending on or before October 22, 2013. The Company plans to revise its ongoing study of the rolling three-year testing periods so that all ownership shifts are determined under the new regulations. There is no assurance that the revised analysis will produce a significantly lower ownership shift as compared to that computed under the old regulations.
Avoiding an initial ownership shift by staying under a cumulative 50 percentage point shift in the rolling three year testing periods is preferable to being subject to the Section 382 NOL limitations. If an ownership change is encountered at some point, it is generally preferable that it be at a time when the value of the company and built-in gains to be recognized are such that the Section 382 limitations are at their highest levels as compared to the loss and credit carryforwards. Losses incurred after an ownership change are not subject to limitation except where there is a new cumulative 50 percentage point change under the rolling three year testing periods. The Company plans to continue its analysis of the elections available to it in filing its federal income tax return and the impact of the new regulations.
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

Item 6. Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 23, 2013	8-K	001-15274	3.1	7/26/2013
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
4.1	Rights Agreement, dated as of August 22, 2013, by and between J. C. Penney Company, Inc. and Computershare Inc., as Rights Agent	8-K	001-15274	4.1	8/22/2013
10.1	Registration Rights Agreement dated August 13, 2013, among J. C. Penney Company, Inc., Pershing Square Capital Management, L.P., PS Management GP, LLC, Pershing Square GP, LLC, William A. Ackman and certain affiliated Pershing Square funds	8-K	001-15274	10.1	8/16/2013
10.2	Third Amendment dated as of October 11, 2013 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010 and the Second Amendment thereto dated as of January 30, 2013	8-K	001-15274	10.1	10/15/2013
10.3	JCP Form of Executive Termination Pay Agreement, as amended and restated effective December 3, 2013					†

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/ Dennis P. Miller
Dennis P. Miller Senior Vice President and Controller (Principal Accounting Officer)
Date: December 5, 2013