Form 10-K
period 2014-02-01
J C PENNEY CO INC
filed 2014-03-21
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 3, 2013). $2,462,547,444
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
304,693,329 shares of Common Stock of 50 cents par value, as of March 17, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2014 Proxy Statement	Part III

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

Since our founding by James Cash Penney in 1902, we have grown to be a major retailer, operating 1,094 department stores in 49 states and Puerto Rico as of February 1, 2014. Our fiscal year ends on the Saturday closest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2013 ended on February 1, 2014; fiscal year 2012 ended on February 2, 2013; and fiscal year 2011 ended on January 28, 2012. Fiscal years 2013 and 2011 consisted of 52 weeks and fiscal year 2012 consisted of 53 weeks.

Our business consists of selling merchandise and services to consumers through our department stores and through our Internet website at jcpenney.com. Department stores and Internet generally serve the same type of customers and provide virtually the same mix of merchandise, and department stores accept returns from sales made in stores and via the Internet. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney and home furnishings. In addition, our department stores provide our customers with services such as styling salon, optical, portrait photography and custom decorating.

Based on how we categorized our divisions in 2013, our merchandise mix of total net sales over the last three years was as follows:

	2013	2012	2011
Women’s apparel	24%	24%	23%
Men’s apparel and accessories	22%	21%	20%
Home	11%	12%	16%
Women’s accessories, including Sephora	11%	10%	9%
Children’s apparel	11%	12%	12%
Family footwear	9%	9%	8%
Fine jewelry	7%	7%	7%
Services and other	5%	5%	5%
	100%	100%	100%

Fiscal 2013 was a transitional year in which we worked to stabilize our business and to rebuild the Company, working to create strategies for reconnecting with our core customer. Our prior strategy focused on everyday low prices, substantially eliminated promotional activities, emphasized brands in a shops presentation and introduced new merchandise brands. These merchandising and pricing strategies did not resonate with our customers. As a result, during 2013 we began editing our merchandise assortments and undertaking several merchandise initiatives to make assortments more compelling to customers, including reintroducing some of our private brands. We also began shifting the majority of our business back to a promotional model at the beginning of 2013.

Competition and Seasonality

The business of marketing merchandise and services is highly competitive. We are one of the largest department store and e-commerce retailers in the United States, and we have numerous competitors, as further described in Item 1A, Risk Factors.

Many factors enter into the competition for the consumer’s patronage, including price, quality, style, service, product mix, convenience, loyalty programs and credit availability. Our annual earnings depend to a great extent on the results of operations for the last quarter of the fiscal year, which includes the holiday season, when a significant portion of our sales and profits are recorded.

Trademarks

The JCPenney®, JCP®, monet®, Liz Claiborne®, Claiborne®, Okie Dokie®, Worthington®, a.n.a®, St. John’s Bay®, The Original Arizona Jean Company®, Ambrielle®, Decree®, Stafford®, J. Ferrar®, Xersion™, Total Girl™, JCPenney Home Collection® and Studio by JCPenney Home Collection® trademarks, as well as certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We consider our marks and the accompanying name recognition to be valuable to our business.

Website Availability

We maintain an Internet website at www.jcpenney.com and make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments to those reports, as soon as reasonably practicable after the materials are electronically filed with or furnished to the Securities and Exchange Commission. In addition, our website provides press releases, access to webcasts of management presentations and other materials useful in evaluating our Company.

Suppliers

We have a diversified supplier base, both domestic and foreign, and are not dependent to any significant degree on any single supplier. We purchase our merchandise from approximately 2,700 domestic and foreign suppliers, many of which have done business with us for many years. In addition to our Plano, Texas home office, we, through our international purchasing subsidiary, maintained buying and quality assurance offices in 11 foreign countries as of February 1, 2014.

Employment

The Company and its consolidated subsidiaries employed approximately 117,000 full-time and part-time employees as of February 1, 2014.

Environmental Matters

Environmental protection requirements did not have a material effect upon our operations during 2013. It is possible that compliance with such requirements (including any new requirements) would lengthen lead time in expansion or renovation plans and increase construction costs, and therefore operating costs, due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As of February 1, 2014, we estimated our total potential environmental liabilities to range from $17 million to $24 million and recorded our best estimate of $19 million in Other accounts payable and accrued expenses and Other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Executive Officers of the Registrant

The following is a list, as of March 17, 2014, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP.  There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age
Myron E. Ullman, III	Chief Executive Officer	67
Kenneth H. Hannah	Executive Vice President and Chief Financial Officer	45
Janet Dhillon	Executive Vice President, General Counsel and Secretary	51
Brynn L. Evanson	Executive Vice President, Human Resources	44
D. Scott Laverty	Executive Vice President, Chief Information Officer	54
Dennis P. Miller	Senior Vice President and Controller	61

Mr. Ullman has served as Chief Executive Officer of the Company since April 2013. He previously served as Chairman of the Board of Directors from 2004 to January 2012 and Chief Executive Officer of the Company from 2004 to November 2011. He was Directeur General, Group Managing Director, LVMH Moët Hennessy Louis Vuitton (luxury goods manufacturer/retailer) from 1999 to 2002. He was President of LVMH Selective Retail Group from 1998 to 1999. From 1995 to 1998, he was Chairman of the Board and Chief Executive Officer of DFS Group Ltd. From 1992 to 1995, he was Chairman of the Board and Chief Executive Officer of R. H. Macy & Company, Inc. He has served as a director of the Company and as a director of JCP since 2013.

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

Ms. Evanson has served as Executive Vice President, Human Resources since April 2013. She joined the Company in 2009 as Director of Compensation and became Vice President, Compensation, Benefits and Talent Operations in 2010. Prior to joining the Company, she worked at the Dayton Hudson Corporation from 1991 to 2009 (renamed Target Corporation in 2000). Ms. Evanson began her career with Marshall Field’s where she advanced through positions in stores, finance, human resources and merchandising. She moved to the Target stores division in 2000, ultimately serving as Director of Executive Compensation and Retirement Plans.
Mr. Laverty has served as Executive Vice President, Chief Information Officer since September 2013 after serving as interim Chief Information Officer since June 2013. He joined the Company as Senior Vice President, Business Solutions in 2012. Prior to joining the Company, Mr. Laverty served as the Americas retail practice leader for HCL Axon (technology consultancy) from 2011 to 2012. He served as Senior Vice President, Chief Information Officer of Borders Group from May 2009 to January 2011. In February 2011, Borders Group and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Previously, Mr. Laverty held senior consulting roles with IBM, Deloitte, PricewaterhouseCoopers and Ernst & Young. Early in his career he led inventory management and planning at several retail companies, including Michael’s Stores and Payless Shoesource.
Mr. Miller has served as Senior Vice President and Controller of the Company since September 2013. He previously served as Senior Vice President and Controller from 2008 to September 2012 and was Senior Vice President, Finance with responsibility for the Company’s shared services center in Salt Lake City from September 2012 to September 2013. Mr. Miller served as Vice President, Director of Procurement and Strategic Sourcing of JCP from 2004 to 2008. From 2001 to 2004, he served as Senior Vice President and Chief Financial Officer of Eckerd Corporation, a former subsidiary of the Company.

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

In fiscal 2013, we completed the first and second phases of our turnaround strategy as we stabilized our business and rebuilt the Company, working to create strategies for reconnecting with our core customer. During fiscal 2014, we entered the “go-forward” phase of our turnaround as we position the Company for long-term growth. However, it may take longer than expected to recover from our negative sales trends and operating results, and actual results may be materially less than planned. Our ability to improve our operating results depends upon a significant number of factors, some of which are beyond our control, including:

•	customer response to our marketing and merchandise strategies;

•	our ability to achieve profitable sales and to make adjustments in response to changing conditions;

•	our ability to respond to competitive pressures in our industry;

•	our ability to effectively manage inventory;

•	the success of our omnichannel strategy;

•	our ability to benefit from capital improvements made to our store environment;

•
our ability to respond to any unanticipated changes in expected cash flows, liquidity and cash needs, including our ability to obtain any additional financing or other liquidity enhancing transactions, if and when needed;

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

We operate in a highly competitive industry, which could adversely impact our sales and profitability.

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, employees, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses, including those on the Internet, and other forms of retail commerce. Some competitors are larger than JCPenney, and/or have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting, selling their products and updating their store environment. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation, credit availability and customer loyalty. We have experienced, and anticipate that we will continue to experience for at least the foreseeable future, significant competition from our competitors. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, customer loyalty programs, new store openings, store renovations, launches of Internet websites, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

Our sales and operating results depend on our ability to develop merchandise offerings that resonate with our existing customers and help to attract new customers.

Our sales and operating results depend in part on our ability to predict and respond to changes in fashion trends and customer preferences in a timely manner by consistently offering stylish, quality merchandise assortments at competitive prices. We continuously assess emerging styles and trends and focus on developing a merchandise assortment to meet customer preferences. The merchandise assortment under our prior strategy did not resonate with customers so we are re-establishing brands that our customers want. There is no assurance that these efforts will be successful or that we will be able to satisfy constantly changing customer demands. To the extent our predictions regarding our merchandise differ from our customers’ preferences, we may be faced with reduced sales and excess inventories for some products and/or missed opportunities for others. Any sustained failure to identify and respond to emerging trends in lifestyle and customer preferences and buying trends could have an adverse impact on our business. In addition, merchandise misjudgments may adversely impact the perception or reputation of our Company, which could result in declines in customer loyalty and vendor relationship issues, and ultimately have a material adverse effect on our business, financial condition and results of operations.

Our ability to increase sales and store productivity is largely dependent upon our ability to increase customer traffic and conversion.

Customer traffic depends upon our ability to successfully market compelling merchandise assortments as well as present an appealing shopping environment and experience to customers. Our strategies focus on increasing customer traffic and improving conversion in our stores and online; however, there can be no assurance that our efforts will be successful or will result in increased sales. A substantial majority of our stores are located in malls, which have been experiencing a decline in traffic. There is no assurance that this trend will reverse or that increases in off-mall and/or Internet traffic will offset the decline. We may need to respond to any declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers to our stores, which could adversely impact our gross margins, operating results and cash flows from operating activities.

If we are unable to manage our inventory effectively, our gross margins could be adversely affected.

Our profitability depends upon our ability to manage appropriate inventory levels and respond quickly to shifts in consumer demand patterns. We must properly execute our inventory management strategies by appropriately allocating merchandise among our stores and online, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores, adjusting our merchandise mix between our private and exclusive brands and national brands, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand and effectively managing pricing and markdowns. If we overestimate customer demand for our merchandise, we will likely need to record inventory markdowns and move the excess inventory to be sold at clearance prices which would negatively impact our gross margins and operating results. If we underestimate customer demand for our merchandise, we may experience inventory shortages which may result in missed sales opportunities and have a negative impact on customer loyalty.

We must protect against security breaches or other unauthorized disclosures of confidential data about our customers as well as about our employees and other third parties.

As part of our normal operations, we receive and maintain information about our customers (including credit/debit card information), our employees and other third parties. Confidential data must at all times be protected against security breaches or other unauthorized disclosure. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite our safeguards and security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches or inadvertent data disclosure by third parties or us. Any failure to protect confidential data about our customers or our employees or other third parties could materially damage our brand and reputation as well as result in significant expenses and disruptions to our operations, any of which could have a material adverse impact on our business and results of operations.

The failure to retain, attract and motivate our employees, including employees in key positions, could have an adverse impact on our results of operations.

Our results depend on the contributions of our employees, including our senior management team and other key employees. This depends to a great extent on our ability to retain, attract and motivate talented employees throughout the organization, many of whom, particularly in the stores, are in entry level or part-time positions with historically high rates of turnover. As a result of restructuring activities taken during the past few years, we now operate with significantly fewer individuals who have assumed additional duties and responsibilities, which could have an adverse impact on our operating performance and efficiency. Because of our lower than expected operating results during fiscal 2012 and fiscal 2013, we have not generally paid bonuses, and salary increases and incentive compensation opportunities have been limited. Any prolonged inability to provide meaningful salary increases or incentive compensation opportunities, or media reports regarding our financial condition, could have an adverse impact on our ability to attract, retain and motivate our employees. If we are unable to retain, attract and motivate talented employees with the appropriate skill sets, we may not achieve our objectives and our results of operations could be adversely impacted. Our ability to meet our changing labor needs while controlling our costs is also subject to external factors such as unemployment levels, competing wages and potential union organizing efforts. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role in our senior management could have a material adverse effect on our business.

Disruptions in our Internet website, or our inability to successfully execute our online strategy, could have an adverse impact on our sales and results of operations.

We sell merchandise over the Internet through our website, www.jcpenney.com.  As a result of a significant decline in sales volume through our website in fiscal 2012, we reorganized our Internet operations in fiscal 2013. Our Internet operations are subject to numerous risks, including rapid technological change and the implementation of new systems and platforms; liability for online content; violations of state or federal laws, including those relating to online privacy and intellectual property rights; credit card fraud; problems associated with the operation of our website and related support systems; computer viruses; telecommunications failures; electronic break-ins and similar disruptions; and the allocation of inventory between our website and department stores. The failure of our website to perform as expected could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online. In addition, our inability to successfully develop and maintain the necessary technological interfaces for our customers to purchase merchandise through our website, including user friendly software applications for smart phones and tablets, could result in the loss in Internet sales and have an adverse impact on our results of operations.

Our operations are dependent on information technology systems; disruptions in those systems or increased costs relating to their implementation could have an adverse impact on our results of operations.

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale systems in the stores, our Internet website, data centers that process transactions, communication systems and various software applications used throughout our Company to track inventory flow, process transactions, generate performance and financial reports and administer payroll and benefit plans.

Beginning in fiscal 2013, we have implemented several products from third party vendors to simplify our processes and reduce our use of customized existing legacy systems and expect to place additional applications into operation in the future. Implementing new systems carries substantial risk, including implementation delays, cost overruns, disruption of operations, potential loss of data or information, lower customer satisfaction resulting in lost customers or sales, inability to deliver merchandise to our stores or our customers, the potential inability to meet reporting requirements and unintentional security vulnerabilities. There can be no assurances that we will successfully launch the new systems as planned, that the new systems will perform as expected or that the new systems will be implemented without disruptions to our operations, any of which may cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible.

We also outsource various information technology functions to third party service providers and may outsource other functions in the future. We rely on those third party service providers to provide services on a timely and effective basis and their failure to perform as expected or as required by contract could result in disruptions and costs to our operations.

Our vendors are also highly dependent on the use of information technology systems. Major disruptions in their information technology systems could result in their inability to communicate with us or otherwise to process our transactions and could result in disruptions to our operations. Our vendors are responsible for having systems and processes in place to safeguard against security and data breaches involving our information and access to our information and systems. Any failure in their systems to operate or in their ability to protect our information or systems could have a material adverse impact on our business and results of operations.

Changes in our credit ratings may limit our access to capital markets and adversely affect our liquidity.

The credit rating agencies periodically review our capital structure and the quality and stability of our earnings, as a result of which we have experienced multiple corporate credit ratings downgrades. These downgrades, and any future downgrades, to our long-term credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us. There is no assurance that we will be able to obtain additional financing, on favorable terms or at all.

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

The Company has a revolving credit facility in the amount of $1.85 billion and has borrowed $650 million as of February 1, 2014. Our borrowing capacity under our revolving credit facility varies according to the Company’s inventory levels, accounts receivable and credit card receivables, net of certain reserves. In the event of any material decrease in the amount of or appraised value of these assets, our borrowing capacity would similarly decrease, which could adversely impact our business and liquidity.

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

As of February 1, 2014, we have $5.601 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged.

We are required to make quarterly repayments in a principal amount equal to $5.625 million during the five-year term of the term loan credit facility, subject to certain reductions for mandatory and optional prepayments.

In addition, we are required to make prepayments of the term loan credit facility with the proceeds of certain asset sales, insurance proceeds and excess cash flow, which will reduce the cash available for other purposes, including capital expenditures for store improvements, and could impact our ability to reinvest in other areas of our business.

We cannot assure that our internal and external sources of liquidity will at all times be sufficient for our cash requirements.

We must have sufficient sources of liquidity to fund our working capital requirements, capital improvement plans, service our outstanding indebtedness and finance investment opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, borrowings under our credit facilities, other debt financings, equity financings and sales of non-operating assets. We have sold a substantial amount of non-operating assets over the past two years. We expect our ability to generate cash through the sale of non-operating assets to diminish as the size of our portfolio of non-operating assets decreases. In addition, our recent operating losses have limited our capital resources. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, we cannot assure that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. We cannot assure that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

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

Long-lived assets, primarily property and equipment, are reviewed at the store level at least annually for impairment, or whenever changes in circumstances indicate that a full recovery of net asset values through future cash flows is in question.  We also assess the recoverability of indefinite-lived intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Our impairment review requires us to make estimates and projections regarding, but not limited to, sales, operating profit and future cash flows.  If our operating performance reflects a sustained decline, we may be exposed to significant asset impairment charges in future periods, which could be material to our results of operations.

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

We are subject to the various risks of importing merchandise from abroad and purchasing product made in foreign countries, such as:

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

Our results of operations are sensitive to changes in overall economic and political conditions that impact consumer spending, including discretionary spending. Many economic factors outside of our control, including the housing market, interest rates, recession, inflation and deflation, energy costs and availability, consumer credit availability and terms, consumer debt levels, tax rates and policy, and unemployment trends influence consumer confidence and spending. The domestic and international political situation and actions also affect consumer confidence and spending. In particular, the moderate income consumer, which is our core customer, has been under economic pressure for the past several years, and may have less disposable income for items such as apparel and home goods. Additional events that could impact our performance include pandemics, terrorist threats and activities, worldwide military and domestic disturbances and conflicts, political instability and civil unrest. Declines in the level of consumer spending could adversely affect our growth and profitability.

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

Our business is subject to a wide array of laws and regulations. The current political environment, financial reform legislation, the current high level of government intervention and activism, regulatory reform and stockholder activism may result in substantial new regulations and disclosure obligations and/or changes in the interpretation of existing laws and regulations, which may lead to additional compliance costs as well as the diversion of our management’s time and attention from strategic initiatives. If we fail to comply with applicable laws and regulations we could be subject to legal risk, including government enforcement action and class action civil litigation that could disrupt our operations and increase our costs of doing business. Changes in the regulatory environment regarding topics such as privacy and information security, product safety or environmental protection, including regulations in response to concerns regarding climate change, collective bargaining activities and health care mandates, among others, could also cause our compliance costs to increase and adversely affect our business and results of operations.

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

The market price of our common stock has fluctuated substantially and may continue to fluctuate significantly. Future announcements or disclosures concerning us or any of our competitors, our strategic initiatives, our sales and profitability, our financial condition, any quarterly variations in actual or anticipated operating results or comparable sales, any failure to meet analysts’ expectations and sales of large blocks of our common stock, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks that have often been unrelated or disproportionate to the operating performance of these companies. This volatility could affect the price at which you could sell shares of our common stock.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. During October 2013, four purported class action complaints and two shareholder derivative actions were filed against the Company and certain of our current and former members of the Board of Directors and executives following our announcement of an issuance of common stock on September 26, 2013. Such litigation could result in substantial costs, divert our management’s attention and resources and have an adverse effect on our business, results of operations and financial condition.

The Company’s ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.

The Company has a federal net operating loss (NOL) of $2.1 billion. This NOL carryforward (expiring in 2032 and 2033) is available to offset future taxable income.

Section 382 of the Internal Revenue Code of 1986, as amended (the Code) imposes an annual limitation on the amount of taxable income that may be offset if a corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the Company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the Company by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

If an ownership change occurs, the amount of the taxable income for any post-change year which may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate which was 3.5% at February 1, 2014. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company currently plans to make in filing its tax return and the information that has been filed with the Securities and Exchange Commission as of February 15, 2014, the Company has not had a Section 382 ownership change through February 1, 2014.

If the Company were to make certain alternative elections, an ownership change could be established as occurring on September 26, 2013 when the Company’s trading value would have been approximately $2.3 billion before adjustment for the value of any control premium. Under section 382 of the Code, as of September 26, 2013 the annual NOL limitations and built-in gain adjustments that would apply through the respective NOL and credit carryforward periods would total approximately $2.3 billion, and would exceed the total of the tax loss carryforwards (including carryover credits on a loss equated basis) recognizable as of September 26, 2013. Certain foreign tax credit carryforwards and unused charitable contribution tax benefits totaling $23 million would be written-off against the valuation allowance in a September 26, 2013 ownership change scenario due to their shorter carryforward periods.

Effective October 22, 2013, the Internal Revenue Service made final certain proposed regulations under Section 382. These regulations are generally more taxpayer favorable as to measuring the impact of an ownership shift and allow a corporate taxpayer to apply the new regulations to prior testing dates as long as an ownership change had not occurred under the old regulations in any testing period ending on or before October 22, 2013. The Company has revised its ongoing study of the rolling three-year testing periods so that all ownership shifts are determined under the new regulations.

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

We believe that these NOL carryforwards are a valuable asset for us.  We have a stockholder rights plan, or the Amended Rights Agreement, in place to protect our stockholders from coercive takeover practices or takeover bids that are inconsistent with their best interests.  On January 27, 2014, our Board of Directors approved the Amended Rights Agreement in an effort to protect our NOLs during the effective period of the Amended Rights Agreement.  Further, on January 27, 2014, our Board of Directors adopted certain amendments to the Company’s Restated Certificate of Incorporation, as amended, which are intended to preserve the Company’s NOLs by restricting certain transfers of our common stock (the Charter Amendments).  The Amended Rights Agreement and the Charter Amendments will be submitted to a stockholder vote at the Company’s 2014 annual meeting of stockholders on May 16, 2014.  If the Company’s stockholders do not approve the Amended Rights Agreement, it will expire.  If the Company’s stockholders do not approve the Charter Amendments, they will not become effective.  Although the Amended Rights Agreement and the Charter Amendments are intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the Amended Rights Agreement and the Charter Amendments will prevent all transfers that could result in such an “ownership change”.  There also can be no assurance that the transfer restrictions in the Charter Amendments will be enforceable against all of our stockholders absent a court determination confirming such enforceability.  The transfer restrictions may be subject to challenge on legal or equitable grounds.

The Amended Rights Agreement and the Charter Amendments could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our Company or a large block of our common stock.  A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Amended Rights Agreement through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person.  The acquisition may also be void under the Charter Amendments.

The foregoing provisions may adversely affect the marketability of our common stock by discouraging potential investors from acquiring our stock.  In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At February 1, 2014, we operated 1,094 department stores throughout the continental United States, Alaska and Puerto Rico, of which 428 were owned, including 123 stores located on ground leases. The following table lists the number of stores operating by state as of February 1, 2014:

Alabama	22	Maine	6	Oklahoma	19
Alaska	1	Maryland	19	Oregon	14
Arizona	22	Massachusetts	13	Pennsylvania	43
Arkansas	16	Michigan	43	Rhode Island	3
California	80	Minnesota	26	South Carolina	18
Colorado	22	Mississippi	17	South Dakota	8
Connecticut	9	Missouri	26	Tennessee	26
Delaware	3	Montana	9	Texas	92
Florida	57	Nebraska	11	Utah	9
Georgia	30	Nevada	7	Vermont	6
Idaho	9	New Hampshire	9	Virginia	28
Illinois	41	New Jersey	17	Washington	23
Indiana	30	New Mexico	10	West Virginia	9
Iowa	19	New York	42	Wisconsin	22
Kansas	19	North Carolina	34	Wyoming	5
Kentucky	22	North Dakota	8	Puerto Rico	7
Louisiana	16	Ohio	47
Total square feet	110.6 million

In May 2013, we entered into a $2.25 billion five-year senior secured term loan that is secured by mortgages on certain real property of the Company, in addition to liens on substantially all personal property of the Company, subject to certain exclusions set forth in the credit and security agreement governing the term loan credit facility and related security documents. The real property subject to mortgages under the term loan credit facility includes our headquarters, distribution centers and certain of our stores.

In January 2014, we announced a strategic initiative to close 33 underperforming stores, including one furniture outlet store, which was excluded from the list above, as part of our turnaround efforts.

At February 1, 2014, our supply chain network operated 25 facilities at 14 locations, of which nine were owned, with multiple types of distribution activities housed in certain owned locations. Our network includes 11 store merchandise distribution centers, seven regional warehouses, three jcpenney.com fulfillment centers and four furniture distribution centers as indicated in the following table:

		Square Footage
Facility / Location	Leased/Owned	(in thousands)
Store Merchandise Distribution Centers
Forest Park, Georgia	Owned	560
Buena Park, California	Owned	702
Cedar Hill, Texas	Leased	433
Columbus, Ohio	Owned	386
Lakeland, Florida	Leased	360
Lenexa, Kansas	Owned	322
Manchester, Connecticut	Owned	898
Wauwatosa, Wisconsin	Owned	690
Spanish Fork, Utah	Leased	400
Statesville, North Carolina	Owned	313
Sumner, Washington	Leased	342
Total store merchandise distribution centers		5,406

Regional Warehouses
Haslet, Texas	Owned	1,063
Forest Park, Georgia	Owned	780
Buena Park, California	Owned	233
Lathrop, California	Leased	436
Reno, Nevada	Owned	150
Sumner, Washington	Leased	8
Statesville, North Carolina	Owned	213
Total regional warehouses		2,883

jcpenney.com Fulfillment Centers
Columbus, Ohio	Owned	1,516
Lenexa, Kansas	Owned	1,622
Reno, Nevada	Owned	1,510
Total jcpenney.com fulfillment centers		4,648

Furniture Distribution Centers
Forest Park, Georgia	Owned	357
Buena Park, California	Owned	147
Manchester, Connecticut	Owned	291
Wauwatosa, Wisconsin	Owned	583
Total furniture distribution centers		1,378
Total supply chain network		14,315
We also own our home office facility in Plano, Texas, and approximately 240 acres of property adjacent to the facility. Subsequent to our fiscal year end, we sold approximately 20 acres of land around our home office and entered into a new joint venture to develop the remaining acres of land.

Item 3. Legal Proceedings
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs seek primarily to prevent the Company from implementing our partnership agreement with MSLO as it relates to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation. The parties did not reach a settlement, and the trial continued on April 8, 2013. The parties concluded their presentations of evidence on April 26, 2013, and completed post-trial briefs in late May, 2013. The court held closing arguments on August 1, 2013. The court has not yet issued a final decision in the case. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories.  On January 2, 2014, MSLO and Macy’s announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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

Class Action Securities Litigation
From October 1, 2013 through October 24, 2013, four purported class action complaints were filed naming the Company, Myron E. Ullman, III and Kenneth H. Hannah as defendants, by the following plaintiffs, individually and on behalf of all others similarly situated, in the U.S. District Court, Eastern District of Texas, Tyler Division: Marcus (filed October 1, 2013), Erdem (filed October 7, 2013), Murphy (filed October 21, 2013) and Gilbert (filed October 24, 2013).  The Marcus, Erdem and Gilbert complaints are purportedly brought on behalf of persons who acquired our common stock during the period from August 20, 2013 through September 26, 2013.  The complaint filed by Murphy was purportedly brought on behalf of persons who acquired our securities, including common stock, debt securities, and purchasers of call and sellers of put options, during the period from May 16, 2013 through September 26, 2013, and also named William A. Ackman, a former member of the Board of Directors, as a defendant.  The complaints assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  Plaintiffs claim that the defendants made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused our common stock to trade at artificially inflated prices.  The complaints seek class certification, unspecified compensatory damages, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper.  On December 2, 2013, various parties filed motions with the court seeking consolidation of the pending cases and appointment of lead plaintiff.  On December 17, 2013, Murphy filed a notice of dismissal of his case without prejudice.  On February 28, 2014, the Court entered an order consolidating the pending cases and appointed Plaintiff National Shopmen Pension Fund as lead plaintiff and the law firm Robbins Geller Rudman & Dowd LLP as lead counsel for the class, with Ward & Smith Law Firm as liaison counsel.  Plaintiff

Aletti Gestielle SGR S.p.A. has filed a motion for reconsideration of the appointment. We believe these class action complaints are without merit and we intend to vigorously defend these lawsuits. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Shareholder Derivative Litigation
In October 2013, two purported shareholder derivative actions were filed against certain present and former members of the Company’s Board of Directors and executives by the following parties in the U.S. District Court, Eastern District of Texas, Sherman Division: Weitzman (filed October 2, 2013) and Zauderer (filed October 3, 2013).  The Company is named as a nominal defendant in both suits.  The lawsuits assert claims for breaches of fiduciary duties and unjust enrichment based upon alleged false and misleading statements and/or omissions regarding the Company’s financial condition.  The lawsuits seek unspecified compensatory damages, restitution, disgorgement by the defendants of all profits, benefits and other compensation, equitable relief to reform the Company’s corporate governance and internal procedures, reasonable costs and expenses, and other relief as the court may deem just and proper.  On October 28, 2013, the Court consolidated the derivative cases.  On January 15, 2014, the Court entered an order staying the derivative suits pending certain events in the class action securities litigation described above.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Other Legal Proceedings
On October 7, 2013, the Company received a letter of inquiry from the Securities and Exchange Commission (SEC) requesting information regarding the Company’s liquidity, cash position, and debt and equity financing, as well as the Company’s underwritten public offering of common stock announced on September 26, 2013.  On February 13, 2014, the Company received a Termination Letter from the SEC’s Fort Worth office stating that it had concluded its investigation and was not recommending SEC action.

On November 9, 2013, the Company received a demand from a purported shareholder of the Company, Troy M. J. Baker, to conduct an investigation regarding potential claims that certain present and former members of the Company’s Board of Directors and executives breached their fiduciary duties to the Company under Texas and/or Delaware law based upon allegations similar to those in the class action securities litigation and shareholder derivative litigation filed in October 2013 and to commence a civil action to recover for the Company’s benefit the amount of damages allegedly sustained by the Company as a result of any such potential misconduct. The Company sent a letter in response to the demand.

On January 3, 2014, the Company received a demand for production of the Company’s books and records pursuant to Section 220 of the Delaware General Corporation Law from the law firm Wolf Haldenstein Adler Freeman & Herz LLP on behalf of Bruce Murphy as Trustee of the Bruce G. Murphy Trust.  The alleged purpose of the demand is to investigate potential mismanagement and breaches of fiduciary duties by the Company’s senior officers and directors in connection with their oversight of the Company’s operations and business prospects, including the Company’s liquidity profile and capital requirements.  The Company has exchanged correspondence with the law firm concerning the demand.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 17, 2014, was 27,404.   In addition to common stock, we have authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at February 1, 2014.

The table below sets forth the quoted high and low market prices of our common stock on the NYSE for each quarterly period indicated, the quarter-end closing market price of our common stock, as well as the quarterly cash dividends declared per share of common stock:

Fiscal Year 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Per share: Dividend	$—	$—	$—	$—
Market price:
High	$22.47	$19.39	$14.47	$10.19
Low	$13.93	$14.28	$6.42	$5.77
Close	$17.26	$14.28	$8.14	$5.92
Fiscal Year 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Per share: Dividend	$0.20	$—	$—	$—
Market price:
High	$43.18	$36.75	$32.55	$25.61
Low	$32.51	$19.06	$20.40	$15.69
Close	$36.72	$23.00	$25.46	$19.88

Our Board of Directors (Board) periodically reviews the dividend policy, taking into consideration the overall financial and strategic outlook for our earnings, liquidity and cash flow projections, as well as competitive factors.  Since May 2012, the Company has not paid a dividend.

Additional information relating to the common stock and preferred stock is included in this Annual Report on Form 10-K in the Consolidated Statements of Stockholders’ Equity and in Note 12 to the Consolidated Financial Statements.

Issuer Purchases of Securities

No repurchases of common stock were made during the fourth quarter of 2013 and no amounts remained authorized for share repurchases as of February 1, 2014.

Five-Year Total Stockholder Return Comparison

The following presentation compares our cumulative stockholder returns for the past five fiscal years with the returns of the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores over the same period. A list of these companies follows the graph below. The graph assumes $100 invested at the closing price of our common stock on the NYSE and each index as of the last trading day of our fiscal year 2008 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day of each fiscal year. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

S&P Department Stores: JCPenney, Dillard’s, Macy’s, Kohl’s, Nordstrom, Sears

	2008	2009	2010	2011	2012	2013
JCPenney	$100	$153	$204	$268	$129	$39
S&P 500	100	133	161	170	200	240
S&P Department Stores	100	167	192	217	223	259

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6. Selected Financial Data

Five-Year Financial Summary

($ in millions, except per share data)	2013		2012		2011		2010	2009
Results for the year
Total net sales	$11,859		$12,985		$17,260		$17,759	$17,556
Sales percent increase/(decrease):
Total net sales	(8.7)%	(1)	(24.8)%	(1)	(2.8)%		1.2%	(5.0)%
Comparable store sales(2)	(7.4)%		(25.2)%		0.2%		2.5%	(6.3)%
Operating income/(loss)	(1,420)		(1,310)		(2)		832	663
As a percent of sales	(12.0)%		(10.1)%		0.0%		4.7%	3.8%
Adjusted operating income/(loss) (non-GAAP)(3)	(1,237)		(939)		536		1,085	961
As a percent of sales (non-GAAP)(3)	(10.4)%		(7.2)%		3.1%		6.1%	5.5%
Income/(loss) from continuing operations	(1,388)		(985)		(152)		378	249
Adjusted income/(loss) (non-GAAP) from continuing operations(3)	(1,431)		(766)		207		533	433
Per common share
Earnings/(loss) per share from continuing operations, diluted	$(5.57)		$(4.49)		$(0.70)		$1.59	$1.07
Adjusted earnings/(loss) per share from continuing operations, diluted (non-GAAP)(3)	$(5.74)		$(3.49)		$0.94	(4)	$2.24	$1.86
Dividends declared(5)	—		0.20		0.80		0.80	0.80
Financial position and cash flow
Total assets	$11,801		$9,781		$11,424		$13,068	$12,609
Cash and cash equivalents	1,515		930		1,507		2,622	3,011
Total debt, including capital leases and note payable	5,601		2,982		3,102		3,099	3,392
Free cash flow (non-GAAP)(3)	(2,746)		(906)		23		158	677

(1)	Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 7.5% and 25.7% in 2013 and 2012, respectively.

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

(4)
Weighted average shares–diluted of 220.7 million was used for this calculation as adjusted income/(loss) from continuing operations was positive. 3.3 million shares were added to weighted average shares–basic of 217.4 million for assumed dilution for stock options, restricted stock awards and stock warrant.

(5)	On May 15, 2012, we announced that we had discontinued the quarterly $0.20 per share dividend.

Five-Year Operations Summary

	2013	2012	2011	2010	2009
Number of department stores:
Beginning of year	1,104	1,102	1,106	1,108	1,093
Openings(1)	—	9	3	2	17
Closings(1)	(10)	(7)	(7)	(4)	(2)
End of year	1,094	1,104	1,102	1,106	1,108
Gross selling space (square feet in millions)	110.6	111.6	111.2	111.6	111.7
Sales per gross square foot(2)	107	116	154	153	149
Sales per net selling square foot(2)	147	161	212	210	206

Number of the Foundry Big and Tall Supply Co. stores(3)	10	10	10	—	—

(1)	Includes relocations of -, 3, -, -, and 1, respectively.

(2)	Calculation includes the sales and square footage of JCPenney department stores that were open for the full fiscal year and sales for jcpenney.com.

(3)	All stores opened during 2011. Gross selling space was 51 thousand square feet as of the end of 2013, 2012 and 2011.

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

Non-GAAP Measures Excluding Markdowns Related to the Alignment of Inventory with Our Prior Strategy, Restructuring and Management Transition Charges, the Impact of Our Qualified Defined Benefit Pension Plan (Primary Pension Plan) Expense, the Loss on Extinguishment of Debt, the Net Gain on the Sale or Redemption of Non-Operating Assets and the Tax Benefit from Income Related to Actuarial Gains Included in Other Comprehensive Income

The following non-GAAP financial measures are adjusted to exclude the impact of markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense, the loss on extinguishment of debt, the net gain on sale or redemption of non-operating assets and the tax benefit from income related to actuarial gains included in other comprehensive income. Unlike other operating expenses, these items are not directly related to our ongoing core business operations. Primary Pension Plan expense is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense in its entirety as we view all components of net periodic benefit expense as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact on our financial results of markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense, the loss on extinguishment of debt, the net gain on the sale or redemption of non-operating assets and the tax benefit from income related to actuarial gains included in other comprehensive income and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted income/(loss) from continuing operations; and (3) adjusted diluted earning/(loss) per share (EPS) from continuing operations.

Adjusted Operating Income/(Loss). The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income/(loss),  a non-GAAP financial measure:

($ in millions)	2013	2012	2011	2010	2009
Operating income/(loss) (GAAP)	$(1,420)	$(1,310)	$(2)	$832	$663
As a percent of sales	(12.0)%	(10.1)%	(0.0)%	4.7%	3.8%
Add: markdowns - inventory strategy alignment	—	155	—	—	—
Add: restructuring and management transition charges	215	298	451	32	—
Add/(deduct): primary pension plan expense/(income)	100	315	87	221	298
Less: Net gain on sale or redemption of non-operating assets	(132)	(397)	—	—	—
Adjusted operating income/(loss) (non-GAAP)	$(1,237)	$(939)	$536	$1,085	$961
As a percent of sales	(10.4)%	(7.2)%	3.1%	6.1%	5.5%

Adjusted Income/(Loss) and Adjusted Diluted EPS from Continuing Operations.    The following table reconciles income/(loss) and diluted EPS from continuing operations, the most directly comparable GAAP financial measures, to adjusted income/(loss) and adjusted diluted EPS from continuing operations, non-GAAP financial measures:

($ in millions, except per share data)	2013		2012		2011		2010		2009
Income/(loss) (GAAP) from continuing operations	$(1,388)		$(985)		$(152)		$378		$249
Diluted EPS (GAAP) from continuing operations	$(5.57)		$(4.49)		$(0.70)		$1.59		$1.07
Add: markdowns - inventory strategy alignment, net of tax of $-, $60, $-, $- and $-	—		95	(1)	—		—		—
Add: restructuring and management transition charges, net of tax of $28, $116, $145, $12 and $-	187	(2)	182	(1)	306	(3)	20	(1)	—
Add/(deduct): primary pension plan expense/(income), net of tax of $10, $122, $34, $86, and $114	90	(4)(5)	193	(1)	53	(1)	135	(1)	184	(1)
Add: Loss on extinguishment of debt, net of tax of $-, $-, $-, $- and $-	114	(6)	—		—		—		—
Less: Net gain on sale or redemption of non-operating assets, net of tax of $1, $146, $-, $- and $-	(131)	(7)	(251)	(3)	—		—		—
Less: Tax benefit resulting from other comprehensive income allocation	(303)	(8)	—		—		—		—
Adjusted income/(loss) (non-GAAP) from continuing operations	$(1,431)		$(766)		$207		$533		$433
Adjusted diluted EPS (non-GAAP) from continuing operations	$(5.74)		$(3.49)		$0.94	(9)	$2.24		$1.86

(1)	Tax effect was calculated using the Company's statutory rate of 38.82%.

(2)
Tax effect for the three months ended May 4, 2013 was calculated using the Company's statutory rate of 38.82%. The last nine months of 2013 reflects no tax effect due to the impact of the Company's tax valuation allowance.

(3)	Tax effect was calculated using the effective tax rate for the transactions.

(4)	Tax benefit for the last nine months of 2013 is included in the line item Tax benefit resulting from other comprehensive income allocation. See footnote 8 below.

(5)	Tax effect for the three months ended May 4, 2013 was calculated using the Company's statutory rate of 38.82%.

(6)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(7)	Tax effect represents state taxes payable in separately filing states related to the sale of the non-operating assets.

(8)
Represents the tax benefit for the last nine months of 2013 related to the Company's income tax benefit from income resulting from actuarial gains included in other comprehensive income.  This tax benefit was offset by tax expense recorded for such gains in other comprehensive income.

(9)
Weighted average shares–diluted of 220.7 million was used for this calculation as 2011 adjusted income/(loss) from continuing operations was positive. 3.3 million shares were added to weighted average shares–basic of 217.4 million for assumed dilution for stock options, restricted stock awards and stock warrant.

Free Cash Flow
Free cash flow is a key financial measure of our ability to generate additional cash from operating our business. We define free cash flow as cash flow from operating activities, less capital expenditures and dividends paid, plus the proceeds from the sale of operating assets. Free cash flow is a relevant indicator of our ability to repay maturing debt, revise our dividend policy or fund other uses of capital that we believe will enhance stockholder value. Free cash flow is considered a non-GAAP financial measure under the rules of the SEC. Free cash flow is limited and does not represent remaining cash flow available for discretionary expenditures due to the fact that the measure does not deduct payments required for debt maturities, pay-down of pension debt, and other obligations or payments made for business acquisitions. Therefore, it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP measure, to free cash flow, a non-GAAP financial measure.

($ in millions)	2013	2012	2011	2010	2009
Net cash provided by/(used in) operating activities (GAAP)	$(1,814)	$(10)	$820	$592	$1,573
Less:
Capital expenditures	(951)	(810)	(634)	(499)	(600)
Dividends paid, common stock	—	(86)	(178)	(189)	(183)
Tax benefit from pension contribution	—	—	—	(152)	(126)	(1)
Plus:
Discretionary cash pension contribution	—	—	—	392	—
Proceeds from sale of operating assets	19	—	15	14	13
Free cash flow (non-GAAP)	$(2,746)	$(906)	$23	$158	$677

(1)	Related to the discretionary contribution of $340 million of Company common stock in 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion, which presents our results, should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto, along with the Five-Year Financial and Operations Summaries, the risk factors and the cautionary statement regarding forward-looking information. Unless otherwise indicated, all references in this Management’s Discussion and Analysis (MD&A) related to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.
Executive Overview

Fiscal 2013 was a transitional year in which we worked to stabilize our business and to rebuild the Company, working to create strategies for reconnecting with our core customer. Our prior strategy focused on everyday low prices, substantially eliminated promotional activities, emphasized brands in a shops presentation and introduced new merchandise brands. These pricing and merchandising strategies did not resonate with our customers. As a result, in April 2013, the Board of Directors brought back Myron E. Ullman, III as Chief Executive Officer of the Company. Under his leadership, we began editing our merchandise assortments and undertaking several merchandise initiatives to make assortments more compelling to customers, reintroducing some of our private brands and returning the majority of our business to a promotional model. We have seen a positive response to these efforts as our 2013 comparable store sales sequentially improved each quarter, with the fourth quarter delivering our first quarterly comparable store sales gain since the second quarter of 2011.

Summarized financial performance for 2013 is as follows:

▪
For 2013, sales were $11,859 million, a decrease of 8.7% as compared to 2012, which contained a 53rd week. Excluding sales of $163 million for the 53rd week in 2012, total net sales for 2013 decreased 7.5%. Comparable store sales decreased 7.4% for 2013.

▪
For 2013, gross margin as a percentage of sales was 29.4% compared to 31.3% last year. The decrease in gross margin as a percentage of sales is primarily due to sales of clearance merchandise at lower margins as compared to 2012, including additional markdowns taken to sell through inventory associated with our previous strategy, as well as our transition back to a promotional pricing strategy.

▪	Selling, general and administrative (SG&A) expenses decreased $392 million, or 8.7%, for 2013 as compared to 2012.

▪
Our net loss in 2013 was $1,388 million, or $5.57 per share, compared to a net loss of $985 million, or $4.49 per share, in 2012 and a net loss of $152 million, or $0.70 per share, in 2011.  Results for 2013 included $215 million, or $0.75 per share, of restructuring and management transition charges; $100 million, or $0.36 per share, for the impact of our qualified defined benefit pension plan (Primary Pension Plan) expense, $114 million, or $0.46 per share, for the loss on extinguishment of debt, $132 million, or $0.53 per share, for the net gain on the sale or redemption of non-operating assets and $303 million, or $1.21 per share, for the tax benefit from income related to actuarial gains included in other comprehensive income.

Current Developments

▪
On February 6, 2014, we announced that we entered into a new joint venture to develop approximately 220 acres around our Plano, Texas home office in the Legacy Business Park. The new joint venture will be managed by Team Legacy, a venture of the Karahan Companies, Columbus Realty, and KDC. The new project, Legacy West, is located at the southwest corner of the Dallas North Tollway and State Highway 121, and is considered a prime office and mixed-use development site in the center of Legacy Business Park.

▪	On February 13, 2014, we announced that Edward J. Record would be succeeding Kenneth H. Hannah as Executive Vice President and Chief Financial Officer of the Company, effective March 24, 2014.

Results of Operations

Three-Year Comparison of Operating Performance

(in millions, except per share data)	2013		2012		2011
Total net sales	$11,859		$12,985		$17,260
Percent increase/(decrease) from prior year	(8.7)%	(1)	(24.8)%	(1)	(2.8)%
Comparable store sales increase/(decrease)(2)	(7.4)%		(25.2)%		0.2%
Gross margin	3,492		4,066		6,218
Operating expenses/(income):
Selling, general and administrative	4,114		4,506		5,109
Pension	137		353		121
Depreciation and amortization	601		543		518
Real estate and other, net	(155)		(324)		21
Restructuring and management transition	215		298		451
Total operating expenses	4,912		5,376		6,220
Operating income/(loss)	(1,420)		(1,310)		(2)
As a percent of sales	(12.0)%		(10.1)%		0.0%
Adjusted operating income/(loss) (non-GAAP)(3)	(1,237)		(939)		536
As a percent of sales	(10.4)%		(7.2)%		3.1%
Loss on extinguishment of debt	114		—		—
Net interest expense	352		226		227
Income/(loss) before income taxes	(1,886)		(1,536)		(229)
Income tax (benefit)/expense	(498)		(551)		(77)
Net income/(loss)	$(1,388)		$(985)		$(152)
Adjusted net income/(loss) (non-GAAP)(3)	$(1,431)		$(766)		$207
Diluted EPS	$(5.57)		$(4.49)		$(0.70)
Adjusted diluted EPS (non-GAAP)(3)	$(5.74)		$(3.49)		$0.94	(4)
Weighted average shares used for diluted EPS	249.3		219.2		217.4

(1)	Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 7.5% and 25.7% in 2013 and 2012, respectively.

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

(4)
Weighted average shares–diluted of 220.7 million was used for this calculation as adjusted net income/loss was positive. 3.3 million shares were added to weighted average shares–basic of 217.4 million for assumed dilution for stock options, restricted stock awards and stock warrant.

2013 Compared to 2012

Total Net Sales
Our year-to-year change in total net sales is comprised of (a) sales from new stores net of closings and relocations and sales from our catalog outlet stores, which were sold in October 2011, referred to as non-comparable store sales and (b) sales of stores opened in both years as well as Internet sales, referred to as comparable store sales. We consider comparable store sales to be a key indicator of our current performance measuring the growth in sales and sales productivity of existing stores. Positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to de-leveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow.

	2013	2012
Total net sales (in millions)	$11,859	$12,985
Sales percent increase/(decrease)
Total net sales(1)	(8.7)%	(24.8)%
Comparable store sales(2)	(7.4)%	(25.2)%
Sales per gross square foot(3)	$107	$116

(1)	Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 7.5% and 25.7% in 2013 and 2012, respectively.

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

(3)	Calculation includes the sales and square footage of department stores that were open for the full fiscal year, as well as Internet sales.

Total net sales decreased $1,126 million in 2013 compared to 2012. The following table provides the components of the net sales decrease:

($ in millions)	2013
Comparable store sales, including Internet	$(943)
Sales of closed (non-comparable) stores, net	(183)
2013 total net sales decrease	$(1,126)

In 2013, comparable store sales decreased 7.4%. Total net sales decreased 8.7% to $11,859 million compared with $12,985 million in 2012 and Internet sales increased 5.5% to $1,079 million. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 7.5%. Internet sales experienced an increase during the year primarily as a result of better in-stock merchandise positions, improvements in site performance and a favorable response to our promotional activity.

The decline in total net sales was primarily related to our prior strategy that did not resonate with our customers. The prior strategy focused on everyday low prices, substantially eliminated promotional activities, emphasized brands in a shops presentation and introduced new merchandise brands. Fiscal 2013 was a transitional year in which we worked to stabilize our business and to rebuild the Company, working to create strategies for reconnecting with our core customer. During 2013, we began editing our merchandise assortments and undertaking several merchandise initiatives to make assortments more compelling to customers, reintroducing some of our private brands and returning the majority of our business to a promotional model. We have seen a positive response to these efforts as our 2013 comparable store sales have sequentially improved each quarter, with the fourth quarter delivering a comparable store sales gain of 2.0%, which was our first quarterly comparable store sales gain since the second quarter of 2011.

Based on a sample of our mall and off-mall stores, our store traffic and conversion rate decreased compared to last year. The number of store transactions and the total number of units decreased while the average number of units per transaction increased slightly during the year as compared to the prior year. All geographic regions experienced sales declines for 2013 compared to the prior year. During 2013, the women's accessories division, including Sephora, which reflected the addition of 60 Sephora inside JCPenney locations, experienced a slight sales increase. All other divisions experienced sales declines with men's and women's apparel, jewelry and footwear experiencing the smallest declines and home and children's experiencing the largest declines.

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
• merchandise examination
• inspection and testing
• merchandise distribution center expenses
• shipping and handling costs incurred related to sales to customers

($ in millions)	2013	2012
Gross margin	$3,492	$4,066
As a percent of sales	29.4%	31.3%

Gross margin decreased to 29.4% of sales in 2013, or 190 basis points, compared to 2012. On a dollar basis, gross margin decreased $574 million, or 14.1%, to $3,492 million in 2013 compared to $4,066 million in the prior year. The net 190 basis point decrease resulted from the following:

▪
change in merchandise mix sold primarily related to sales of clearance merchandise at lower margins as compared to 2012, including additional markdowns taken to sell through inventory associated with our previous strategy, as well as our transition back to a promotional pricing strategy (-217 basis points);

▪	lower markdown accruals and permanent markdowns in inventory at year-end (+30 basis points);

▪	re-ticketing costs as a result of moving back to a promotional strategy on selected merchandise (-27 basis points);

▪	reduced vendor cost concessions (-6 basis points); and

▪	net change in other miscellaneous items (+30 basis points).

SG&A Expenses
The following costs are included in SG&A expenses, except if related to merchandise buying, sourcing, warehousing or distribution activities:

• salaries
• marketing
• occupancy and rent
• utilities and maintenance
• information technology
• administrative costs related to our home office, district and regional operations
• credit/debit card fees
• real property, personal property and other taxes (excluding income taxes)

($ in millions)	2013	2012
SG&A	$4,114	$4,506
As a percent of sales	34.7%	34.7%

SG&A expenses declined $392 million to $4,114 million in 2013 compared to $4,506 million in 2012. As a percent of sales, SG&A expenses were flat with last year at 34.7%. The net savings resulted from the following:

▪	savings from salaries and related benefits (-$146 million);

▪	higher income from the JCPenney private label credit card activities, which is recorded as a reduction of our SG&A expenses (-$107 million);

▪	savings from lower utilities (-$64 million);

▪	lower advertising expenses (-$14 million);

▪	savings from general store expense, support costs and rent (-$10 million); and

▪	net decrease in other miscellaneous items (-$51 million).
Pension Expense

($ in millions)	2013	2012
Primary pension plan expense	$100	$167
Primary pension plan settlement expense	—	148
Total primary pension plan expense	100	315
Supplemental pension plans expense	37	38
Total pension expense	$137	$353

Total pension expense, which consists of our Primary Pension Plan expense and our supplemental pension plans expense, is based on our prior year-end measurement of pension plan assets and benefit obligations. Primary Pension Plan expense for 2013 decreased $67 million to $100 million, compared with $167 million in 2012, excluding the settlement charge of $148 million incurred during the fourth quarter of 2012. The decrease in Primary Pension Plan expense for 2013 is a result of lower amortization of our actuarial loss due to certain lump-sum settlements in 2012, lower service cost due to a decrease in the number of participants accruing benefits and strong asset performance in 2012. These decreases were partially offset by an approximately 60 basis point decrease in our discount rate and a 50 basis point decrease in our assumed expected return on assets. During the fourth quarter of 2012, we recognized settlement expense of $148 million for unrecognized actuarial losses related to participants who separated from service and had a deferred vested benefit as of August 31, 2012 who elected to receive a lump-sum settlement payment as a result of a plan amendment. During 2013 and 2012, supplemental pension plans expense was $37 million and $38 million, respectively.

Based on our 2013 year-end measurement of Primary Pension Plan assets and benefit obligations, our 2014 Primary Pension Plan expense will change to income of $19 million compared to expense of $100 million in 2013. The flip to income for our Primary Pension Plan is primarily a result of strong asset performance and a 70 basis point increase in our discount rate.

Depreciation and Amortization Expenses
Depreciation and amortization expense in 2013 increased $58 million to $601 million, or approximately 10.7%, compared to $543 million in 2012. This increase is a result of our investment and replacement of store fixtures in connection with the implementation of our prior strategy. Depreciation and amortization expense for 2013 and 2012 excludes $37 million and $25 million, respectively, of increased depreciation as a result of shortening the useful lives of department store fixtures that were replaced during 2013 with the build out of our home department and other attractions. These amounts are included in the line Restructuring and management transition in the Consolidated Statements of Operations.
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

The composition of real estate and other, net was as follows:

($ in millions)	2013	2012
Gain on sale or redemption of non-operating assets, net:
Sale or Redemption of Simon Property Group, L.P. (SPG) REIT units	$(24)	$(200)
Sale of CBL & Associates Properties, Inc. (CBL) REIT shares	—	(15)
Sale of leveraged lease assets	—	(28)
Sale of investments in joint ventures	(85)	(151)
Sale of other non-operating assets	(23)	(3)
Net gain on sale or redemption of non-operating assets	(132)	(397)
Dividend income from REITs	(1)	(6)
Investment income from joint ventures	(6)	(11)
Net gain from sale of operating assets	(17)	—
Store impairments	18	26
Intangible asset impairment	9	—
Operating asset impairments	—	60
Other	(26)	4
Total expense/(income)	$(155)	$(324)

Monetization of Non-operating Assets
As part of our strategy to monetize assets that are not core to our operations, during 2013 we generated $143 million of cash and recognized a net gain of $132 million from the sale of several non-operating assets. During 2012, we generated $526 million of cash and recognized a net gain of $397 million. The monetization of non-operating assets primarily included the following:

REIT Assets
On July 20, 2012, SPG redeemed two million of our REIT units at a price of $124.00 per unit for a total redemption price of $246 million, net of fees.  As of the market close on July 19, 2012, the SPG REIT units had a fair market value of $158.13 per unit.    In connection with the redemption, we realized a net gain of $200 million determined using the first-in-first-out method for determining the cost of REIT units sold.  Following the transaction, we continued to hold approximately 205,000 REIT units in SPG.  In November 2013, we converted our remaining 205,000 REIT units into SPG shares, which were sold in December 2013 at an average price of $151.97 per share for a total price of $31 million, net of fees, and a realized net gain of $24 million.

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

Joint Ventures
During the third quarter of 2013, we sold our investment in three joint ventures for $32 million, resulting in a net gain of $23 million. During the second quarter of 2013, we sold our investment in one joint venture for $55 million, resulting in a net gain of $62 million. The gain for this transaction exceeded the cash proceeds as a result of distributions of cash related to refinancing activities in prior periods that were recorded as net reductions in the carrying amount of the investment. The net book value of the joint venture investment was a negative $7 million and was included in Other liabilities in the Consolidated Balance Sheets.

During the third quarter of 2012, we sold our investments in four joint ventures that own regional mall properties for $90 million, resulting in net gains totaling $151 million.  The gain exceeded the cash proceeds as a result of distributions of cash related to refinancing activities in prior periods that were recorded as net reductions in the carrying amount of the investments. The cumulative net book value of the joint venture investments was a negative $61 million and was included in Other liabilities in the Consolidated Balance Sheets.

Other Non-Operating Assets
During the fourth quarter of 2013, we sold 10 properties used in our former auto center operations for net proceeds of $25 million, resulting in net gains totaling $22 million. During the third quarter of 2013, we sold approximately 10 acres of excess land for net proceeds and gain of $1 million.

During the third quarter of 2012, we sold a building used in our former drugstore operations with a net book value of zero for $3 million, resulting in a net gain of $3 million.

Operating Assets
During the first quarter of 2013, we sold our leasehold interest of a former department store location with a net book value of $2 million for net proceeds of $18 million, realizing a gain of $16 million. During the second quarter of 2013, we sold two properties for total net proceeds and a gain of $1 million.

Impairments
In 2013, store impairments totaled $18 million and related to 25 underperforming department stores that continued to operate. In addition, during the fourth quarter of 2013, we recorded a $9 million impairment charge for our ownership of the U.S. and Puerto Rico rights of the monet® trade name. See restructuring and management transition charges below for additional impairments related to stores scheduled to be closed in 2014.

In 2012, store impairments totaled $26 million and related to 13 underperforming department stores that continued to operate. In addition, during the fourth quarter of 2012, we wrote off $60 million of store-related operating assets that were no longer being used in our operations.
Restructuring and Management Transition Charges
The composition of restructuring and management transition charges was as follows:

($ in millions)	2013	2012
Supply chain	$—	$19
Home office and stores	48	109
Software and systems	—	36
Store fixtures	55	78
Management transition	37	41
Other	75	15
Total	$215	$298

Supply chain
As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, we recorded charges of $19 million in 2012 related to increased depreciation, termination benefits and unit closing costs. Increased depreciation resulted from shortening the useful lives of assets related to the closing and consolidating of selected facilities. This restructuring activity was completed during the third quarter of 2012.

Home office and stores
In 2013 and 2012, we recorded $48 million and $109 million, respectively, of costs to reduce our store and home office expenses. During the first three quarters of 2013, we recorded $26 million of employee termination benefits for both store and home office associates. In addition, in January 2014, we announced a strategic initiative to close 33 underperforming stores as part of our turnaround efforts. In conjunction with this initiative, during the fourth quarter of 2013 we incurred charges of $21 million related to asset impairments and $1 million of employee termination benefit costs. We expect to incur approximately $20 million of additional costs associated with this initiative primarily during the first quarter of 2014.

In 2012, charges of $116 million associated with employee termination benefits for both store and home office associates were offset by a net curtailment gain of $7 million related to our retirement benefit plans, which was incurred during the third quarter of 2012 when substantially all employee exits related to 2012 were completed, for a net charge of $109 million.

Software and systems
During 2012, we recorded a charge of $36 million related to the disposal of software and systems that based on our evaluation no longer supported our operations. This amount included $3 million of consulting fees related to that evaluation.

Store Fixtures
During 2013, we recorded a total charge of $55 million related to store fixtures which consisted of $37 million of increased depreciation as a result of shortening the useful lives of department store fixtures that were replaced throughout 2013, $11 million of charges for the impairment of certain store fixtures related to our former shops strategy that had been used in our prototype department store and a $7 million asset write down of store fixtures related to the renovations in our home department.

During 2012, we recorded a total charge of $78 million related to store fixtures which consisted of a $53 million asset write-off related to the removal of store fixtures in our department stores and $25 million of increased depreciation as a result of shortening the useful lives of department store fixtures that were replaced throughout 2013 with the build out of additional shops.

Management transition
During 2013 and 2012, we implemented several changes within our management leadership team that resulted in management transition costs of $37 million and $41 million, respectively, for both incoming and outgoing members of management.

Other
During 2013 and 2012, we recorded $75 million and $15 million, respectively, of miscellaneous restructuring charges. The charges during 2013 were primarily related to contract termination costs and other costs associated with our previous marketing and shops strategy, including a non-cash charge of $36 million during the third quarter related to the return of shares of Martha Stewart Living Omnimedia, Inc. previously acquired by the Company, which was accounted for as a cost investment. The charges in 2012 were primarily related to the exit of our specialty websites CLAD™ and Gifting Grace™ in the first quarter of 2012, and costs associated with the closing of our Pittsburgh, Pennsylvania customer call center in the second quarter of 2012.

Operating Income/(Loss)  and Adjusted Operating Income/(Loss)
For 2013, we reported an operating loss of $1,420 million compared to an operating loss of $1,310 million in 2012. Excluding markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense and the net gain on the sale or redemption of non-operating assets, adjusted operating income/(loss) (non-GAAP) for 2013 was a loss of $1,237 million, $298 million higher than the loss of $939 million in 2012.

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

Net Interest Expense
Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents.  Net interest expense was $352 million, an increase of $126 million, or 55.8%, from $226 million in 2012. The increase in net interest expense is primarily related to the increased interest expense associated with the borrowings under our revolving credit facility which bears interest at a rate of LIBOR plus 3.0% and the $2.25 billion five-year senior secured term loan that was entered into on May 22, 2013 which bears interest at a rate of LIBOR plus 5.0%.

Income Taxes
Beginning in the second quarter of 2013, as a result of our net deferred tax position changing from a net deferred tax liability to a net deferred tax asset (exclusive of any valuation allowance), we determined that an increase in the valuation allowance was needed. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards. As of February 1, 2014, a valuation allowance of $304 million was recorded against our deferred tax assets. For the year ended February 1, 2014, we recorded a net tax benefit of $498 million resulting in an effective tax rate of (26.4)%. The net tax benefit consisted of net federal, foreign and state tax benefits of $197 million, a $303 million tax benefit resulting from actuarial gains in other comprehensive income, offset by $2 million of tax expense related to the amortization of certain indefinite-lived intangible assets. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. As a result, the Company recorded a tax benefit on the loss for the year, which was offset by income tax expense in other comprehensive income of $303 million.

In 2012, we recorded an income tax benefit of $551 million, resulting in an effective tax rate of (35.9)%. Our income tax benefit for 2012 was impacted by the establishment of a $66 million valuation allowance relating to state NOL carryforwards in certain separate filing states.

Net Income/(Loss) and Adjusted Net Income/(Loss)
In 2013, we reported a loss of $1,388 million, or $5.57 per share, compared with a loss of $985 million, or $4.49 per share, last year. Excluding the impact of markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense, the loss on extinguishment of debt, the net gain on sale or redemption of non-operating assets and the tax benefit from income related to actuarial gains included in other comprehensive income, adjusted net income/(loss) (non-GAAP) went from a loss of $766 million, or $3.49 per share, in 2012 to a loss of $1,431 million, or $5.74 per share, in 2013.
2012 Compared to 2011

Total Net Sales

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

(3)	Calculation includes the sales and square footage of department stores that were open for the full fiscal year, as well as Internet sales.

Total net sales decreased $4,275 million in 2012 compared to 2011. The following table provides the components of the net sales decrease:

($ in millions)	2012
Comparable store sales, including Internet	$(4,303)
Sales for the 53rd week	163
Sales of new and closed (non-comparable) stores, net	11
Sales decline from exit of catalog outlet stores	(146)
2012 total net sales decrease	$(4,275)

In 2012, we completed the first year of what was anticipated to be a multi-year transformational strategy. We underwent tremendous change as we began shifting our business model from a promotional department store to a specialty department store.  2012 was a difficult year, as our comparable store sales decreased 25.2%.  Internet sales, which are included in comparable store sales, decreased 33.0%, to $1,023 million. Total net sales decreased 24.8% to $12,985 million compared with $17,260 million in 2011.  The decrease in total net sales included the impact of our exit from our catalog outlet businesses in October 2011.

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

All merchandise divisions experienced comparable store sales declines in 2012 compared to 2011.  Men’s and women’s apparel and footwear experienced the smallest declines while the home division experienced the largest decline.  All geographic regions also experienced comparable store sales declines.

Gross Margin

($ in millions)	2012	2011
Gross margin	$4,066	$6,218
As a percent of sales	31.3%	36.0%

Gross margin for 2012 was $4,066 million, a decrease of $2,152 million compared to $6,218 million in 2011. Gross margin as a percentage of sales in 2012 was 31.3% compared to 36.0% in 2011. The net 470 basis point decrease resulted from the following:

•	higher margins realized on “everyday value” priced merchandise sales, despite a lower percentage of sales sold as “everyday value” (+240 basis points);

•	lower margins achieved on clearance merchandise sales combined with a greater penetration of clearance sales (-460 basis points);

•	lower margins on services and other activities, which included the impact of free haircuts and promotionally priced photography services during 2012 (-130 basis points);

•	higher markdown accruals and permanent markdowns in inventory at year-end (-70 basis points); and

•	reduced vendor cost concessions in connection with our simplified pricing strategy (-50 basis points).

SG&A Expenses

($ in millions)	2012	2011
SG&A	$4,506	$5,109
As a percent of sales	34.7%	29.6%

For 2012, SG&A expenses declined $603 million to $4,506 million compared to $5,109 million in 2011 primarily as a result of our cost savings initiatives.  As a percent of sales, SG&A expenses increased to 34.7% compared to 29.6% in 2011, as we were not able to leverage our expense reductions against lower sales.  The net decrease resulted from the following:

•	reduced salaries and related benefits (-$386 million);

•	increased income from the JCPenney private label credit card activities which is recorded as a reduction of our SG&A expenses (-$95 million);

•	reduced advertising expenses (-$106 million);

•	reduced costs from the exit from our catalog outlet stores and our specialty websites CLAD™ and Gifting Grace™ (-$71 million);

•	increased spending primarily related to enhancing information technology in our stores (+$25 million); and

•	net increase in other miscellaneous items (+$30 million).

Pension Expense

($ in millions)	2012	2011
Primary pension plan expense	$167	$87
Primary pension plan settlement expense	148	—
Total primary pension plan expense	315	87
Supplemental pension plans expense	38	34
Total pension expense	$353	$121

Total pension expense consists of our Primary Pension Plan expense and our supplemental pension plans expense.  During the third quarter of 2012, as a result of previous actions taken to reduce our workforce, we remeasured our pension plans as of September 30th.  For the Primary Pension Plan, the remeasurement resulted in a reduction of $27 million to our full year 2012 Primary Pension Plan expense, bringing Primary Pension Plan expense to $167 million, excluding the settlement charge of $148 million incurred during the fourth quarter of 2012.  The decline relates primarily to the decrease in the number of employees accruing benefits under the plan following the reductions in our workforce.  The remeasurement did not materially impact the pension expense for our supplemental pension plans.

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

Depreciation and Amortization Expense
Depreciation and amortization expense in 2012 increased $25 million to $543 million from $518 million in 2011 as a result of our investment in our shops inside our JCPenney department stores in addition to the opening of 9 department stores in 2012.  Depreciation and amortization expense for 2012 excludes $25 million of increased depreciation as a result of shortening the useful lives of department store fixtures that were replaced throughout 2013 with the build out of additional shops. This amount was included in the line Restructuring and management transition on the Consolidated Statements of Operations.

Real Estate and Other, Net
The composition of real estate and other, net was as follows:

($ in millions)	2012	2011
Gain on sale or redemption of non-operating assets, net
Redemption of Simon Property Group, L.P. (SPG) REIT units	$(200)	$—
Sale of CBL & Associates Properties, Inc. (CBL) REIT shares	(15)	—
Sale of leveraged lease assets	(28)	—
Sale of investment in joint ventures	(151)	—
Sale of other non-operating assets	(3)	—
Net gain on sale or redemption of non-operating assets	(397)	—
Dividend income from REITs	(6)	(10)
Investment income from joint ventures	(11)	(13)
Net gain from sale of operating assets	—	(6)
Store impairments	26	58
Operating asset impairments	60	—
Other	4	(8)
Total expense/(income)	$(324)	$21

Monetization of Non-operating Assets
As part of our strategy to monetize assets that are not core to our operations, we generated $526 million of cash and recognized a net gain of $397 million from the sale or redemption of several non-operating assets during 2012.  The monetization of non-operating assets primarily included the following:

REIT Assets
On July 20, 2012, SPG redeemed two million of our REIT units at a price of $124.00 per unit for a total redemption price of $246 million, net of fees.  As of the market close on July 19, 2012, the SPG REIT units had a fair market value of $158.13 per unit. In connection with the redemption, we realized a net gain of $200 million determined using the first-in-first-out method for determining the cost of REIT units sold.  Following this transaction, we still held approximately 205,000 REIT units in SPG.

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

Impairments
In 2012, store impairments totaled $26 million and related to 13 underperforming department stores that continued to operate.  In addition, during the fourth quarter of 2012, we wrote off $60 million of store-related operating assets that were no longer being used in our operations.  In 2011, store impairments totaled $58 million and related to eight underperforming department stores, of which seven continued to operate.

Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

($ in millions)	2012	2011
Supply chain	$19	$41
Catalog and catalog outlet stores	—	34
Home office and stores	109	41
Software and systems	36	—
Store fixtures	78	—
Management transition	41	130
Voluntary early retirement program (VERP)	—	179
Other	15	26
Total	$298	$451

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

Software and systems
During 2012, we recorded a charge of $36 million related to the disposal of software and systems that based on our evaluation no longer supported our operations. This amount included $3 million of consulting fees related to that evaluation.

Store fixtures
During 2012, we recorded a $53 million asset write-off related to the removal of store fixtures in our department stores. In addition, we recorded $25 million of increased depreciation as a result of shortening the useful lives of department store fixtures that were replaced throughout 2013 with the build out of additional shops.

Management transition
During 2012 and 2011, we implemented several changes within our management leadership team that resulted in management transition costs of $41 million and $130 million, respectively, for both incoming and outgoing members of management. Ronald B. Johnson became Chief Executive Officer in November 2011, succeeding Myron E. Ullman, III. Mr. Ullman was Executive Chairman of the Board of Directors until January 27, 2012, at which time he retired from the Company until his return in April 2013 when he replaced Mr. Johnson as Chief Executive Officer.  During 2011, we incurred transition charges of $53 million and $29 million related to Mr. Johnson and Mr. Ullman, respectively. In October 2011, Michael R. Francis was appointed President until his departure in June 2012; in November 2011, Michael W. Kramer and Daniel E. Walker were appointed Chief Operating Officer and Chief Talent Officer, respectively, until their departures in April 2013. Collectively, in 2011 these three officers were paid sign-on bonuses of $24 million as part of their employment packages. In 2012 and 2011, we recorded $41 million and $24 million, respectively, of management transition charges related to other members of management.

VERP
As a part of several restructuring and cost-savings initiatives designed to reduce salary and related costs across the Company, in August 2011 we announced a VERP which was offered to approximately 8,000 eligible associates.  In the third quarter of 2011, we incurred a total charge of $179 million related to the VERP.  Charges included $176 million related to enhanced retirement benefits for the approximately 4,000 employees who accepted the VERP, $1 million related to curtailment charges for our non-qualified supplemental pension plans as a result of the reduction in the expected years of future service related to these plans, and $2 million of costs associated with administering the VERP.  This restructuring activity was completed in 2011.

Other
During 2012 and 2011, we recorded miscellaneous restructuring charges of $15 million and $26 million, respectively.  These charges were primarily related to the closing and consolidating of facilities related to optimizing our custom decorating operations, the exit of our specialty websites CLAD and Gifting Grace and the closure of our Pittsburgh, Pennsylvania customer call center.  These restructuring activities were completed in 2012 and 2011.

Operating Income/(Loss) and Adjusted Operating Income/(Loss)
For 2012, we reported an operating loss of $1,310 million compared to an operating loss of $2 million in 2011.  Excluding markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense and the net gain on the sale or redemption of non-operating assets, adjusted operating income/(loss) (non-GAAP) for 2012 was an operating loss of $939 million, a decrease of $1,475 million from operating income of $536 million in 2011.

Net Interest Expense
Net interest expense for 2012 was $226 million, a decrease of $1 million from $227 million in 2011.  The decrease relates primarily to lower overall debt outstanding as a result of our $230 million debt repayment at maturity in August 2012.

Income Taxes
The effective income tax rate was (35.9)% and (33.6)% for 2012 and 2011, respectively.  Our income tax benefit for 2012 was positively impacted by federal wage tax credits, state law changes, state audit settlements and the sale and redemption of non-operating assets and negatively impacted by the discontinuation of our quarterly dividend and a valuation allowance for certain state NOLs.

Net Income/Loss and Adjusted Net Income/(Loss)
In 2012, we reported a loss of $985 million, or $4.49 per share, compared with a loss of $152 million, or $0.70 per share, in 2011. Excluding the impact of markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense and the net gain on sale or redemption of non-operating assets, adjusted net income/(loss) (non-GAAP) went from net income of $207 million, or $0.94 per share, in 2011 to a loss of $766 million, or $3.49 per share, in 2012.

Financial Condition and Liquidity

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. During 2013, we completed the following transactions to enhance our liquidity:

•
On February 8, 2013, we entered into an amended and restated credit facility (2013 Credit Facility) in an amount up to $1,850 million and during the first quarter of 2013, we borrowed $850 million under our 2013 Credit Facility of which $200 million was repaid during the third quarter of 2013. At the end of 2013, $650 million remained outstanding under our 2013 Credit Facility. The 2013 Credit Facility is an asset-based revolving credit facility that is guaranteed by J. C. Penney Company, Inc., and is secured by a perfected first-priority security interest in substantially all of our eligible credit card receivables, accounts receivable and inventory.

•
On May 22, 2013, we entered into a $2.25 billion five-year senior secured term loan that is guaranteed by J. C. Penney Company, Inc. and certain subsidiaries of JCP, and is secured by mortgages on certain real estate of JCP and the guarantors, in addition to substantially all other assets of JCP and the guarantors.

•	On October 1, 2013, we issued 84 million shares of common stock with a par value of $0.50 per share for net proceeds of $786 million.

•	We generated $143 million of cash from the sale of several non-operating assets.

During 2013, we used a portion of the proceeds from these financing initiatives to repay $256 million in long-term debt, invested $951 million in our operations through capital expenditures and used $594 million to restore inventory levels in basics and private branded categories during the year in support of the return to a promotional pricing strategy. We ended the year with $1,515 million of cash and cash equivalents, an increase of $585 million from the prior year. We have $694 million available under our 2013 Credit Facility for future borrowing, of which $509 million is currently accessible due to the limitation of the fixed charge coverage ratio. As of the end of 2013, our total available liquidity was in excess of $2.0 billion.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	2013		2012	2011
Cash and cash equivalents	$1,515		$930	$1,507
Merchandise inventory	2,935		2,341	2,916
Property and equipment, net	5,619		5,353	5,176
Total debt(1)	5,601		2,982	3,102
Stockholders’ equity	3,087		3,171	4,010
Total capital	8,688		6,153	7,112
Maximum capacity under our credit agreement	1,850	(2)	1,750	1,250
Cash flow from operating activities	(1,814)		(10)	820
Free cash flow (non-GAAP)(3)	(2,746)		(906)	23
Capital expenditures	951		810	634
Dividends paid	—		86	178
Ratios:
Debt-to-total capital(4)	64.5%		48.5%	43.6%
Cash-to-debt(5)	27.0%		31.2%	48.6%

(1)	Total debt includes long-term debt, including current maturities, capital leases, note payable and our current borrowing under our 2013 Credit Facility.

(2)
On February 8, 2013, we entered into an amended and restated credit agreement which increased the size of our revolving credit facility to $1,850 million and provides an accordion feature that could potentially increase the size of the facility by an amount up to$400 million.

(3)	See Item 6, Selected Financial Data, for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

(4)	Total debt divided by total capitalization.

(5)	Cash and cash equivalents divided by total debt.

Free Cash Flow (Non-GAAP)
During 2013, free cash flow decreased $1,840 million to an outflow of $2,746 million compared to an outflow of $906 million in 2012. The decrease was primarily due to the decline in sales and resulting use of cash from operating activities during the period, increase in our inventory to restore inventory levels in basics and private branded categories during the year and increased capital expenditures slightly offset by the sale of operating assets.

Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our strategy to return to profitable growth.

In 2013, cash flow from operating activities was an outflow of $1,814 million, a decrease of $1,804 million compared to an outflow of $10 million during the same period last year. The overall increased cash outflow from operations for 2013 related to a larger net loss for the period, the increase in cash used to restore inventory levels in basics and private branded categories during the year and cash used for the corresponding merchandise accounts payable. Our net loss as of the end of fiscal 2013 of $1,388 million included significant expenses and charges that did not impact operating cash flow including depreciation and amortization, restructuring and management transition charges, pension expense, loss on extinguishment of debt, an income tax benefit from income resulting from actuarial gains in other comprehensive income and asset impairments and other charges.
Merchandise inventory increased $594 million to $2,935 million, or 25.4%, as of the end of 2013 compared to $2,341 million as of the end of last year. Merchandise inventory increased due to re-stocking of basics and private branded categories during the year and to support the return of our promotional pricing strategy. Inventory turns for 2013, 2012 and 2011 were 2.65, 3.03 and 3.09 respectively.  Merchandise accounts payable decreased $214 million at the end of 2013 compared to 2012.

In 2012, cash flow from operating activities was an outflow of $10 million, a decrease of $830 million from the prior year. The decrease in operating cash flow was reflective of significantly reduced operating performance.  Our total year 2012 net loss of $985 million included significant expenses and charges that did not impact operating cash flow including depreciation and amortization, pension expense, and restructuring and management transition. We realized positive operating cash flow impacts from reduced operating expenses, reduced inventory levels, and specific steps taken to improve overall working capital.

In 2012, we realigned our merchandise and non-merchandise vendor payment schedule by changing the standard payment dates for most of our U.S. domestic vendors from approximately the fifth, fifteenth and twenty-fifth calendar days of each month to the first, second and third Mondays of each four week fiscal month and the first, third and fourth Mondays of each five week fiscal month. January 2013 was a five week fiscal month; consequently, the change in payment schedule resulted in the payment that would have been made in the last week of fiscal January 2013 being made in the first week of fiscal February 2013. We made this change to improve our cash position and align our vendor payment process to the process expected to be used after implementation of our new accounts payable system effective in the second quarter of 2013.  The positive effect of this vendor payment schedule change on 2012 operating cash flow was $129 million.  We  also deferred $85 million of payments to selected merchandise vendors from the fourth quarter of 2012 to the first quarter of 2013.  In addition, in the fourth quarter of 2012, we extended our private label credit card agreement and received a signing bonus and an advance of our 2013 gain share totaling $75 million in cash.
In 2011, cash flow from operating activities was an inflow of $820 million, an increase of $228 million from the prior year. In 2010, our cash flow from operating activities was impacted by a $392 million discretionary pension contribution which resulted in a tax benefit of $152 million, for a net use of cash of $240 million. Although operating performance was lower in 2011 as compared to 2010, this was offset as we managed inventories at lower levels during 2011.

Investing Activities
In 2013, investing activities was a cash outflow of $789 million compared to an outflow of $293 million for 2012. The increase in the cash outflow from investing activities was primarily a result of increased capital expenditures and a decrease in proceeds from the sale or redemption of non-operating and operating assets.
For 2013, capital expenditures were $951 million. At the end of the year, we also had an additional $25 million of accrued capital expenditures, which will be paid in subsequent periods. The capital expenditures for 2013 related primarily to the opening of the women’s and kid’s Joe Fresh® attractions in nearly 700 of our department stores, the opening of Disney® and giggleBabyTM in approximately 560 stores and extensive renovations in our home department in approximately 500 of our department stores. In addition, during 2013 we opened 60 Sephora inside JCPenney stores bringing the total to 446.

During 2013, we sold several non-operating assets for total net proceeds of $143 million consisting primarily of our investments in four real estate joint ventures, our remaining Simon REIT units, ten properties used in our former auto center operations and a leasehold interest in a former department store location.

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

In 2011, we purchased the worldwide rights for the Liz Claiborne® family of trademarks and related intellectual property and the U.S. and Puerto Rico rights for the monet family of trademarks and related intellectual property for a total purchase price of $268 million and invested $39 million through the purchase of 11 million newly issued shares of Class A common stock of Martha Stewart Living Omnimedia, Inc. (MSLO) and one share of MSLO preferred stock which gave us the right to designate two members of MSLO’s Board of Directors. These uses of cash were partially offset by the receipt of a $53 million cash distribution from one of our real estate joint ventures as a result of a refinancing transaction and a $3 million cash distribution from MSLO that was recorded as a return of investment.

The following provides a breakdown of capital expenditures:

($ in millions)	2013	2012	2011
Store renewals and updates	$875	$617	$410
Capitalized software	29	65	120
New and relocated stores	10	63	33
Technology and other	37	65	71
Total	$951	$810	$634

We expect our investment in capital expenditures for 2014 to be approximately $250 million and will relate primarily to the investment in a new department store, our continued roll-out of 46 new Sephora inside JCPenney locations and investments in our store environment and technology. Our plan is to fund these expenditures with cash flow from operations, existing cash and cash equivalents, and, if required, the access to our revolving credit facility.

Financing Activities
In 2013, cash flows from financing activities were an inflow of $3,188 million compared to an outflow of $274 million for the same period last year. During the third quarter of 2013, we issued 84 million shares of common stock with a par value of $0.50 per share for net proceeds of $786 million. During the second quarter of 2013, we received net proceeds of $2.18 billion from our senior secured term loan facility and completed the cash tender offer and consent solicitation with respect to our outstanding 7.125% Debentures due 2023 for $355 million. During the first quarter of 2013, we borrowed $850 million under our revolving credit facility of which $200 million was repaid during the third quarter of 2013.

In 2012, cash flows from financing activities were an outflow of $274 million compared to an outflow of $1,065 million in the prior year.  On August 1, 2012, we repaid at maturity $230 million principal amount of 9% Notes Due 2012.  Additionally, we made capital lease, note payable and financing payments totaling $24 million.  As authorized by the Board, we paid quarterly dividends of $0.20 per share during the first half of 2012 for dividends declared during the fourth quarter of 2011 and the first quarter of 2012.  On May 15, 2012, we announced that we had discontinued the quarterly $0.20 per share dividend.

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

Cash Flow and Financing Outlook
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our turnaround strategy. Fiscal 2013 was a transitional year in which we worked to stabilize our business. Our prior strategy did not resonate with our customers and adversely affected our sales and profitability over the past two years. During 2013 we began editing our merchandise assortments and undertaking several merchandise initiatives to make assortments more compelling to customers, reintroducing some of our private brands and returning the majority of our business to a promotional model. We have seen a positive response to these efforts and believe we have adequate resources to fund our capital expenditures and working capital needs for 2014 and to complete the turnaround. Going forward, we will continue to focus on improving sales and gross margin and strengthening our balance sheet. In addition, in accordance with our long-term financing strategy, we may access the capital markets opportunistically.

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
On April 12, 2013, we borrowed $850 million under the 2013 Credit Facility of which $200 million was repaid during the third quarter of 2013. As of the end of 2013, $650 million of the borrowing remains outstanding. The borrowing bears interest at a rate of LIBOR plus 3.0%. As of the end of 2013, we had $506 million in standby and import letters of credit outstanding under the 2013 Credit Facility, the majority of which are standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. As of the end of 2013, we had $694 million available for future borrowing, of which $509 million is currently accessible due to the limitation of the fixed charge coverage ratio.

Credit Ratings
Our credit ratings and outlook as of March 17, 2014 were as follows:

	Corporate	Outlook
Fitch Ratings	CCC	Negative
Moody’s Investors Service, Inc.	Caa1	Negative
Standard & Poor’s Ratings Services	CCC+	Stable

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

Contractual Obligations and Commitments
Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of February 1, 2014 is presented in the following table.

		Less Than 1		1 - 3	3 - 5	More Than 5
($ in millions)	Total	Years		Years	Years	Years
Recorded contractual obligations:
Long-term debt	$4,862	$23		$446	$2,755	$1,638
Short-term borrowing	650	650		—	—	—
Capital leases and note payable	96	30		57	9	—
Unrecognized tax benefits(1)	70	2		—	—	68
Contributions to non-qualified supplemental retirement and postretirement medical plans(2)	247	46		94	37	70
	$5,925	$751		$597	$2,801	$1,776
Unrecorded contractual obligations:
Interest payments on long-term and short-term debt(3) (4)	$5,334	$327	(5)	$614	$457	$3,936
Operating leases(6)	2,909	258		417	296	1,938
Standby and import letters of credit(7)	506	506		—	—	—
Surety bonds(8)	83	83		—	—	—
Contractual obligations(9)	909	342		538	29	—
Purchase orders(10)	2,247	2,247		—	—	—
Guarantees(11)	27	2		3	1	21
	$12,015	$3,765		$1,572	$783	$5,895
Total	$17,940	$4,516		$2,169	$3,584	$7,671

(1)
Represents management’s best estimate of the payments related to tax reserves for uncertain income tax positions. Based on the nature of these liabilities, the actual payments in any given year could vary significantly from these amounts. See Note 18 to the Consolidated Financial Statements.

(2)	Represents expected cash payments through 2023.

(3)
Includes $4 million of interest related to the $650 million of borrowings outstanding under our variable rate credit facility that was calculated using an interest rate of 3.25% from February 1, 2014 through the next maturity date of April 3, 2014. Also includes $8 million of interest expense on the undrawn portion of the facility which was calculated using an interest of 0.5%, assuming that the $650 million borrowing under the facility remains outstanding only through the next maturity date of April 3, 2014 and no outstanding standby or import letters of credit.

(4)
Includes $600 million of interest related to our 2013 Term Loan that was calculated using the interest rate as of February 1, 2014 for the amounts outstanding each period and assumes principal payments remain at $5.625 million quarterly.

(5)	Includes $91 million of accrued interest that is included in our Consolidated Balance Sheet at February 1, 2014.

(6)
Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured. Future minimum lease payments have not been reduced for sublease income.

(7)
Standby letters of credit, which totaled $481 million, are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims. The remaining $25 million are outstanding import letters of credit.

(8)	Surety bonds are primarily for previously incurred and expensed obligations related to workers’ compensation and general liability claims.

(9)
Consists primarily of (a) minimum purchase requirements for exclusive merchandise and fixtures; (b) royalty obligations; and (c) minimum obligations for professional services, energy services, software maintenance and network services.

(10)	Amounts committed under open purchase orders for merchandise inventory of which a significant portion are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

(11)	Relates to third-party guarantees. See Note 20 to the Consolidated Financial Statements.

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

Inflation
Our business is affected by general economic conditions, including changes in prices for labor and commodities such as petroleum, energy and cotton. Over the past few years, the retail industry has experienced some inflationary cost increases. Inflation impacted our results of operations during the first quarter of 2012, driven primarily by rising costs for cotton and petroleum based textiles for 2011 holiday and early 2012 spring goods. Beginning in the second quarter of 2012 and continuing through the end of fiscal 2012, these pressures eased. During 2013, we did not experience any inflationary cost increases; however, we anticipate inflationary pressures in 2014 from both labor increases and currency fluctuations.
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

Inventory Valuation under the Retail Method
Inventories are valued primarily at the lower of cost (using the first-in, first-out or “FIFO” method) or market, determined under the Retail Inventory Method (RIM) for department stores, store distribution centers and regional warehouses and standard cost, representing average vendor cost, for merchandise we sell through the Internet at jcpenney.com. Under RIM, retail values are converted to a cost basis by applying specific average cost factors to groupings of merchandise. RIM inherently requires management judgment and certain estimates that may significantly impact the ending inventory valuation at cost, as well as gross margin. The most significant estimates are permanent reductions to retail prices (markdowns) and permanent devaluation of inventory (markdown accruals) used primarily to clear seasonal merchandise or otherwise slow-moving inventory and inventory shortage (shrinkage).

Permanent markdowns and markdown accruals are designated for clearance activity and are recorded at the point of decision, when the utility of inventory has diminished, versus the point of sale. Factors considered in the determination of permanent markdowns and markdown accruals include current and anticipated demand, customer preferences, age of the merchandise and style trends. Under RIM, permanent markdowns and markdown accruals result in the devaluation of inventory and the corresponding reduction to gross margin is recognized in the period the decision to markdown is made. Shrinkage is estimated as a percent of sales for the period from the last physical inventory date to the end of the fiscal period. Physical inventories are taken at least annually and inventory records are adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle. Historically, our actual physical inventory count results have shown our estimates to be reliable.  Based on prior experience, we do not believe that the actual results will differ significantly from the assumptions used in these estimates. A 10% increase or decrease in markdowns and markdown accruals reflected in our inventory as of the end of the year would have impacted our net loss by approximately $27 million, which reflects no tax impact due to the valuation allowance that we began recording during the second quarter of 2013. A 10% increase or decrease in the estimated inventory shrinkage accrued as of the end of the year would have impacted net income by approximately $7 million, which also reflects no tax impact.

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

We recognize impairment losses in the earliest period that it is determined a loss has occurred. The carrying value is adjusted to the new carrying value and any subsequent increases in fair value are not recorded. If it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset. Impairment losses totaling $18 million, $26 million and $58 million in 2013, 2012 and 2011, respectively, were recorded in the Consolidated Statement of Operations in the line item Real estate and other, net.

Fiscal 2013 was a transitional year in which we worked to stabilize our business and to rebuild the Company, working to create strategies for reconnecting with our core customer. Our former strategy focused on everyday low prices, substantially eliminated promotional activities, emphasized brands in a shops presentation and introduced new merchandise brands. These pricing and merchandising strategies did not resonate with our customers, as reflected in the decline in our operating performance. During 2013, we began editing our merchandise assortments and undertaking several merchandise initiatives to make assortments more compelling to customers, reintroducing some of our private brands and returning the majority of our business to a promotional model. We have seen a positive response to these efforts as our 2013 comparable store sales have sequentially improved each quarter, with the fourth quarter delivering a comparable store sales gain of 2.0%, which was our first quarterly comparable store sales gain since the second quarter of 2011. Since we returned the majority of our business to a promotional model in 2013 and as we work to complete our merchandising initiatives, we expect our sales, operating profit and cash flows to improve. Future cash flows used in our impairment analysis reflects these assumptions.

In 2013, we wrote the carrying value of assets of 25 underperforming department stores that continued to operate down to their fair value and recorded an impairment charge of $18 million.  If operating performance begins to reflect an other than temporary decline and actual results are not consistent with our current estimates and assumptions, we may be exposed to additional impairment charges in the future, which could be material to our results of operations.

Indefinite-Lived Assets
We assess the recoverability of indefinite-lived intangible assets at least annually during the fourth quarter of our fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. During the fourth quarter of 2012, we early adopted the Financial Accounting Standards Board’s (FASB) new guidance on impairment testing of indefinite-lived intangible assets.  Under the new guidance, we have the option to first perform a qualitative assessment in our evaluation of our indefinite-lived intangible assets in order to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired.  Due to the continued decline in our sales during 2013, we decided not to perform a qualitative analysis for our 2013 annual impairment test.  As such, for our 2013 annual impairment test, we tested our indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.  Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in company-specific risk factors. Royalty rates are established by management based on comparable trademark licensing agreements in the market.  Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant weighted average cost of capital and long-term growth rates.

Our Liz Claiborne and monet trade names are our only indefinite-lived intangibles assets. For our Liz Claiborne trade name, the estimated fair value of the asset exceeded the carrying value of the asset by an approximate 12% margin at the date of the most recent impairment test.  For our monet trade name, as a result of sales performance below our expectations, during the fourth quarter of 2013, we decided to reduce our product offerings under the monet trade name. As such, during the fourth quarter of 2013, we recorded an impairment charge of $9 million for our monet trade name in the line item Real estate and other, net in the Consolidated Statements of Operations.

While we do not believe there is a reasonable likelihood that there will be a material change in our estimates or assumptions used to calculate indefinite-lived asset impairments, if actual results are not consistent with our current estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Reserves and Valuation Allowances
Insurance Reserves
We are primarily self-insured for costs related to workers’ compensation and general liability claims. The liabilities represent our best estimate, using generally accepted actuarial reserving methods through which we record a provision for workers’ compensation and general liability risk based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims and projected loss development factors. These estimates are subject to the frequency, lag and severity of claims. We target this provision above the midpoint of the actuarial range, and total estimated claim liability amounts are discounted using a risk-free rate. We do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant fluctuation in net income. However, a 10% variance in the workers’ compensation and general liability reserves at year-end 2013 would have affected our net loss by approximately $23 million, which reflects no tax impact due to the valuation allowance that we began recording during the second quarter of 2013.

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

•
Nature, frequency, and severity of current and cumulative financial reporting losses. A pattern of recent losses is heavily weighted as a source of negative evidence. In certain circumstances, historical information may not be as relevant due to a change in circumstances.

•
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

•
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

See Note 18 to the Consolidated Financial Statements for more information regarding income taxes and also Risk Factors, Item 1A.

Environmental Reserves
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

The following table reflects our rate of return and discount rate assumptions:

	2013	2012		2011
Expected return on plan assets	7.0%	7.5%		7.5%
Discount rate for pension expense	4.19%	4.82%	(1)	5.65%	(2)
Discount rate for pension obligation	4.89%	4.19%		4.82%

(1)	The discount rate used was revised to 4.25% on the remeasurement date of September 30, 2012 as a result of a curtailment.

(2)	The discount rate used for the Supplemental Retirement Program and Benefit Restoration Plan was revised to 5.06% on the remeasurement date of October 15, 2011 as a result of the VERP.

Return on Plan Assets and Impact on Earnings
For the Primary Pension Plan, we apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the more commonly used calculated value method (referred to as smoothing of assets). Our Primary Pension Plan asset base is well diversified with an asset allocation mix of equities (U.S., non-U.S. and private), fixed income (investment-grade and high-yield), real estate (private and public) and alternative asset classes.

The expected return on plan assets is based on the plan’s long-term asset allocation policy, historical returns for plan assets and overall capital market returns, taking into account current and expected market conditions. In 2012 and 2011, the expected return on plan assets was 7.5%, which was reduced from the 2010 rate of 8.4% to align our expected rate of return with our new asset allocation targets. The expected return assumption for 2013 and 2014 is further reduced from 7.5% to 7.0% given our new asset allocation targets and updated expected capital markets return assumptions.

Discount Rate
The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). In 2011, the discount rate used was based on an externally published yield curve determined by the plan’s actuary. The yield curve is a hypothetical AA yield curve represented by a series of bonds maturing from six months to 30 years, designed to match the corresponding pension benefit cash payments to retirees.  Beginning with the remeasurement on September 30, 2012, the discount rate used, determined by the plan actuary, was based on a hypothetical AA yield curve represented by a series of bonds maturing over the next 30 years, designed to match the corresponding pension benefit cash payments to retirees.

For 2013, the discount rate to measure pension expense was 4.19% compared to 4.82% in 2012. The discount rate to measure the pension obligations increased to 4.89%  as of February 1, 2014 from 4.19% as of February 2, 2013.

Sensitivity
For 2013, the sensitivity analysis was calculated using no tax impact due to the valuation allowance that we began recording during the second quarter of 2013. The sensitivity of the pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in expense of approximately $0.08 per share. An increase or decrease in the discount rate of one-half of one percent would decrease or increase the expense by approximately $0.08 per share.

Pension Funding
Funding requirements for our Primary Pension Plan are determined under Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006. As a result of the funded status of the Primary Pension Plan, we are not required to make cash contributions in 2014.
Recent Accounting Pronouncements

Refer to Note 3 to the Consolidated Financial Statements.
Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements made within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. Words such as "expect" and similar expressions identify forward-looking statements, which include, but are not limited to, statements regarding sales trends, gross margin, liquidity and cost savings. Forward-looking statements are based only on the Company's current assumptions and views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company's control, that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer confidence and spending patterns, credit availability and debt levels, changes in store traffic trends, maintaining an appropriate mix and level of inventory, the cost of goods, more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell us merchandise on a timely basis or at all, trade restrictions, the ability to monetize non-core assets on acceptable terms, the ability to implement our turnaround strategy, customer acceptance of our strategies, our ability to attract, motivate and retain key executives and other associates, the impact of cost reduction initiatives, our ability to generate or maintain liquidity, implementation of new systems and platforms, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, the ability of the federal government to fund and conduct its operations, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, legal and regulatory proceedings, significant changes in discount rates, actual investment return on pension assets and other factors related to our qualified pension plan, the volatility of our stock price and our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes. There can be no assurances that the Company will achieve expected results, and actual results may be materially less than expectations. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Item 1A, Risk Factors. We intend the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.
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
All of our outstanding notes and debentures as of February 1, 2014 are at fixed interest rates and would not be affected by interest rate changes. Borrowings under our multi-year revolving credit facility, to the extent that fluctuating rate loans are used, would be affected by interest rate changes. In addition, in May 2013, we entered into a $2.25 billion senior secured term loan facility (2013 Term Loan Facility), which bears interest at a rate of LIBOR plus 5.0%. As of February 1, 2014, we had $650 million of borrowings outstanding under the revolving credit facility and $2.239 billion outstanding under the 2013 Term Loan Facility, which are both subject to fluctuating interest rates. Accordingly, a 100 basis point increase in interest rates would result in additional annual interest expense of $7 million under the revolving credit facility and $22 million under the 2013 Term Loan Facility.

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. As of February 1, 2014, long-term debt had a carrying value of $4.9 billion and a fair value of $4.2 billion. As of February 2, 2013, long-term debt, including current maturities, had a carrying value of $2.9 billion and a fair value of $2.5 billion.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of assets in our Primary Pension Plan. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.
Item 8. Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page 56.
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

Management’s Report on Internal Control over Financial Reporting

The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The management of our Company has assessed the effectiveness of our Company’s internal control over financial reporting as of February 1, 2014. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (1992). Based on its assessment, the management of our Company believes that, as of February 1, 2014, our Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued an audit report on the effectiveness of our Company’s internal control over financial reporting. Their report follows.

There were no changes in our Company’s internal control over financial reporting during the fourth quarter ended February 1, 2014, that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
J. C. Penney Company, Inc.:

We have audited J. C. Penney Company, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J. C. Penney Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, J. C. Penney Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows for each of the years in the three-year period ended February 1, 2014, and our report dated March 21, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 21, 2014

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Board Committees–Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Election of Directors” in our Company’s definitive proxy statement for 2014, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Code of Ethics, Corporate Governance Guidelines and Committee Charters

Our Company has adopted a code of ethics for officers and employees, which applies to, among others, our Company’s principal executive officer, principal financial officer, and principal accounting officer, and which is known as the “Statement of Business Ethics.” We have also adopted certain ethical principles and policies for our directors, which are set forth in Article V of our Corporate Governance Guidelines. The Statement of Business Ethics and Corporate Governance Guidelines are available on our website at www.jcpenney.com. Additionally, we will provide copies of these documents without charge upon request made to:

J. C. Penney Company, Inc.
Office of Investor Relations
6501 Legacy Drive
Plano, Texas 75024
(Telephone 972-431-5500)

Our Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver of any provision of the Statement of Business Ethics that applies to any officer of our Company by posting such information on our website at www.jcpenney.com.

Copies of our Company’s Audit Committee, Human Resources and Compensation Committee, the Committee of the Whole and Corporate Governance Committee Charters are also available on our website at www.jcpenney.com. Copies of these documents will likewise be provided without charge upon request made to the address or telephone number provided above.
Item 11. Executive Compensation

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2013,” “Outstanding Equity Awards at Fiscal Year-End 2013,” “Option Exercises and Stock Vested for Fiscal 2013,” “Pension Benefits,” “Nonqualified Deferred Compensation for Fiscal 2013,” “Potential Payments and Benefits on Termination of Employment,” and “Director Compensation for Fiscal 2013” in our Company’s definitive proxy statement for 2014, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to beneficial ownership of our Company’s common stock is included under the caption “Beneficial Ownership of Common Stock” and with respect to equity compensation plans is included under the caption “Equity Compensation Plan(s) Information” in our Company’s definitive proxy statement for 2014, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included under the captions “Policies and Procedures with Respect to Related Person Transactions” and “Board Independence” in our Company’s definitive proxy statement for 2014, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in our Company’s definitive proxy statement for 2014, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:
1. Consolidated Financial Statements:
The Consolidated Financial Statements of J. C. Penney Company, Inc. and subsidiaries are listed in the accompanying "Index to Consolidated Financial Statements" on page 56.
2. Financial Statement Schedules:
Schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the Consolidated Financial Statements and related financial information contained otherwise in this Annual Report on Form 10-K.
3. Exhibits:
See separate Exhibit Index beginning on page 102. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K is specifically identified in the separate Exhibit Index beginning on page102 and filed with or incorporated by reference in this report.
(b) See separate Exhibit Index beginning on page 102.
(c) Other Financial Statement Schedules. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
(Registrant)

By /s/ Kenneth H. Hannah
Kenneth H. Hannah
Executive Vice President and Chief Financial Officer

Date:	March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Myron E. Ullman, III*	Chief Executive Officer (principal executive officer); Director	March 21, 2014
Myron E. Ullman, III

Kenneth H. Hannah*	Executive Vice President and Chief Financial Officer (principal financial officer)	March 21, 2014
Kenneth H. Hannah

/s/ Dennis P. Miller	Senior Vice President and Controller (principal accounting officer)	March 21, 2014
Dennis P. Miller

Thomas J. Engibous*	Chairman of the Board; Director	March 21, 2014
Thomas J. Engibous

Colleen C. Barrett*	Director	March 21, 2014
Colleen C. Barrett

Kent B. Foster*	Director	March 21, 2014
Kent B. Foster

Leonard H. Roberts*	Director	March 21, 2014
Leonard H. Roberts

Stephen I. Sadove*	Director	March 21, 2014
Stephen I. Sadove

Javier G. Teruel*	Director	March 21, 2014
Javier G. Teruel

R. Gerald Turner*	Director	March 21, 2014
R. Gerald Turner

Ronald W. Tysoe*	Director	March 21, 2014
Ronald W. Tysoe

Mary Beth West*	Director	March 21, 2014
Mary Beth West

*By:	/s/ Dennis P. Miller
Dennis P. Miller
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
J. C. Penney Company, Inc.:

We have audited the accompanying consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows for each of the years in the three-year period ended February 1, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney Company, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J. C. Penney Company, Inc.’ s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 21, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	2013	2012	2011
Total net sales	$11,859	$12,985	$17,260
Cost of goods sold	8,367	8,919	11,042
Gross margin	3,492	4,066	6,218
Operating expenses/(income):
Selling, general and administrative (SG&A)	4,114	4,506	5,109
Pension	137	353	121
Depreciation and amortization	601	543	518
Real estate and other, net	(155)	(324)	21
Restructuring and management transition	215	298	451
Total operating expenses	4,912	5,376	6,220
Operating income/(loss)	(1,420)	(1,310)	(2)
Loss on extinguishment of debt	114	—	—
Net interest expense	352	226	227
Income/(loss) before income taxes	(1,886)	(1,536)	(229)
Income tax expense/(benefit)	(498)	(551)	(77)
Net income/(loss)	$(1,388)	$(985)	$(152)
Earnings/(loss) per share:
Basic	$(5.57)	$(4.49)	$(0.70)
Diluted	(5.57)	(4.49)	(0.70)
Weighted average shares – basic	249.3	219.2	217.4
Weighted average shares – diluted	249.3	219.2	217.4

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

($ in millions)	2013	2012	2011
Net income/(loss)	$(1,388)	$(985)	$(152)
Other comprehensive income/(loss), net of tax:
Real estate investment trusts (REITs)
Unrealized gain/(loss)	(1)	36	53
Reclassification adjustment for realized (gain)/loss	(16)	(184)	—
Retirement benefit plans
Net actuarial gain/(loss) arising during the period	404	37	(534)
Prior service credit/(cost) arising during the period	(4)	(26)	(3)
Reclassification of net prior service (credit)/cost from a curtailment	—	(3)	1
Reclassification of net actuarial (gain)/loss from a settlement	—	91	—
Reclassification for amortization of net actuarial (gain)/loss	108	148	94
Reclassification for amortization of prior service (credit)/cost	(1)	(8)	(15)
Total other comprehensive income/(loss), net of tax	490	91	(404)
Total comprehensive income/(loss), net of tax	$(898)	$(894)	$(556)

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	2013	2012
Assets
Current assets:
Cash in banks and in transit	$113	$121
Cash short-term investments	1,402	809
Cash and cash equivalents	1,515	930
Merchandise inventory	2,935	2,341
Income tax receivable	4	57
Deferred taxes	193	106
Prepaid expenses and other	186	249
Total current assets	4,833	3,683
Property and equipment	5,619	5,353
Prepaid pension	663	—
Other assets	686	745
Total Assets	$11,801	$9,781
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$948	$1,162
Other accounts payable and accrued expenses	1,198	1,380
Short-term borrowings	650	—
Current portion of capital leases and note payable	27	26
Current maturities of long-term debt	23	—
Total current liabilities	2,846	2,568
Long-term capital leases and note payable	62	88
Long-term debt	4,839	2,868
Deferred taxes	335	388
Other liabilities	632	698
Total Liabilities	8,714	6,610
Stockholders' Equity
Common stock(1)	152	110
Additional paid-in capital	4,571	3,799
Reinvested earnings/(accumulated deficit)	(1,008)	380
Accumulated other comprehensive income/(loss)	(628)	(1,118)
Total Stockholders’ Equity	3,087	3,171
Total Liabilities and Stockholders’ Equity	$11,801	$9,781

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 304.6 million and 219.3 million as of February 1, 2014 and February 2, 2013, respectively.

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
January 29, 2011	236.7	$118	$3,925	$2,222	$(805)	$5,460
Net income/(loss)	—	—	—	(152)	—	(152)
Other comprehensive income/(loss)	—	—	—	—	(404)	(404)
Dividends declared, common	—	—	—	(174)	—	(174)
Stock warrant issued	—	—	50	—	—	50
Common stock repurchased and retired	(24.4)	(12)	(404)	(484)	—	(900)
Stock-based compensation	3.6	2	128	—	—	130
January 28, 2012	215.9	$108	$3,699	$1,412	$(1,209)	$4,010
Net income/(loss)	—	—	—	(985)	—	(985)
Other comprehensive income/(loss)	—	—	—	—	91	91
Dividends declared, common	—	—	—	(47)	—	(47)
Stock-based compensation	3.4	2	100	—	—	102
February 2, 2013	219.3	$110	$3,799	$380	$(1,118)	$3,171
Net income/(loss)	—	—	—	(1,388)	—	(1,388)
Other comprehensive income/(loss)	—	—	—	—	490	490
Common stock issued	84.0	42	744	—	—	786
Stock-based compensation	1.3	—	28	—	—	28
February 1, 2014	304.6	$152	$4,571	$(1,008)	$(628)	$3,087

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2013	2012	2011
Cash flows from operating activities
Net income/(loss)	$(1,388)	$(985)	$(152)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	132	121	314
Asset impairments and other charges	30	117	67
Net gain on sale or redemption of non-operating assets	(132)	(397)	—
Net gain on sale of operating assets	(17)	—	(6)
Loss on extinguishment of debt	114	—	—
Depreciation and amortization	601	543	518
Benefit plans	70	272	55
Stock-based compensation	28	50	46
Excess tax benefits from stock-based compensation	—	(12)	(10)
Other comprehensive income tax benefits	(303)	—	—
Deferred taxes	(164)	(467)	(153)
Change in cash from:
Inventory	(594)	575	297
Prepaid expenses and other assets	74	(5)	(67)
Merchandise accounts payable	(214)	140	(111)
Current income taxes	50	117	(15)
Accrued expenses and other	(101)	(79)	37
Net cash provided by/(used in) operating activities	(1,814)	(10)	820
Cash flows from investing activities
Capital expenditures	(951)	(810)	(634)
Proceeds from sale or redemption of non-operating assets	143	526	—
Acquisition	—	(9)	(268)
Proceeds from sale of operating assets	19	—	15
Cost investment, net	—	—	(36)
Proceeds from joint venture cash distribution	—	—	53
Net cash provided by/(used in) investing activities	(789)	(293)	(870)
Cash flows from financing activities
Proceeds from short-term borrowings	850	—	—
Payment on short-term borrowings	(200)	—	—
Net proceeds from issuance of long-term debt	2,180	—	—
Premium on early retirement of debt	(110)	—	—
Payments of capital leases and note payable	(29)	(20)	—
Payments of long-term debt	(256)	(230)	—
Financing costs	(31)	(4)	(20)
Net proceeds from common stock issued	786	—	—
Dividends paid, common	—	(86)	(178)
Stock repurchase program	—	—	(900)
Proceeds from issuance of stock warrant	—	—	50
Proceeds from stock options exercised	7	71	18
Excess tax benefits from stock-based compensation	—	12	10
Tax withholding payments for vested restricted stock	(9)	(17)	(45)

Net cash provided by/(used in) financing activities	3,188	(274)	(1,065)
Net increase/(decrease) in cash and cash equivalents	585	(577)	(1,115)
Cash and cash equivalents at beginning of period	930	1,507	2,622
Cash and cash equivalents at end of period	$1,515	$930	$1,507

See the accompanying notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Basis of Presentation and Consolidation

Nature of Operations
Our Company was founded by James Cash Penney in 1902 and has grown to be a major national retailer, operating 1,094 department stores in 49 states and Puerto Rico, as well as through our Internet website at jcpenney.com. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, and home furnishings. In addition, our department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

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

Fiscal Year	Ended	Weeks
2013	February 1, 2014	52
2012	February 2, 2013	53
2011	January 28, 2012	52

Use of Estimates and Assumptions
The preparation of financial statements, in conformity with generally accepted accounting principles in the United States of America (GAAP), requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to: inventory valuation under the retail method, specifically permanent reductions to retail prices (markdowns), permanent devaluation of inventory (markdown accruals) and adjustments for shortages (shrinkage); valuation of long-lived assets and indefinite-lived intangible assets for impairments; reserves for closed stores, workers’ compensation and general liability (insurance), environmental contingencies, income taxes and litigation; and pension and other post retirement benefits accounting. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

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

Customer Loyalty Program
Customers who spend a certain amount with us using our private label card or registered third party credit cards receive JCP Rewards® certificates, redeemable for goods or services in our stores the following two months. We estimate the net cost of the rewards that will be redeemed and record this as cost of goods sold as rewards points are accumulated. Other administrative costs of the loyalty program are recorded in SG&A expenses as incurred.

Cost of Goods Sold
Cost of goods sold includes all costs directly related to bringing merchandise to its final selling destination. These costs include the cost of the merchandise (net of discounts or allowances earned), sourcing and procurement costs, buying and brand development costs, including buyers’ salaries and related expenses, royalties and design fees, freight costs, warehouse operating expenses, merchandise examination, inspection and testing, store merchandise distribution center expenses, including rent, and shipping and handling costs incurred on sales via the Internet.

Vendor Allowances
We receive vendor support in the form of cash payments or allowances for a variety of reimbursements such as cooperative advertising, markdowns, vendor shipping and packaging compliance, defective merchandise and the purchase of vendor specific fixtures. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. Depending on the arrangement, we either recognize the allowance as a reduction of current costs or defer the payment over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is generally offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.

Markdown reimbursements related to merchandise that has been sold are negotiated and documented by our buying teams and are credited directly to cost of goods sold in the period received. Vendor allowances received prior to merchandise being sold are deferred and recognized as a reduction of inventory and credited to cost of goods sold based on an inventory turnover rate.

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

Advertising
Advertising costs, which include newspaper, television, Internet search marketing, radio and other media advertising, are expensed either as incurred or the first time the advertisement occurs.  For cooperative advertising programs offered by national brands that require proof-of-advertising to be provided to the vendor to support the reimbursement of the incurred cost, we offset the allowances against the related advertising expense.  Programs that do not require proof-of-advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor’s label.    Total advertising costs, net of cooperative advertising vendor reimbursements of $4 million, $2 million and $118 million for 2013, 2012 and 2011, respectively, were $919 million, $933 million and $1,039 million, respectively.

Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not such assets will be realized. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Operations.

Earnings/(Loss) per Share
Basic earnings/(loss) per share (EPS) is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding during the period plus the number of additional common shares that would have been outstanding if the potentially dilutive shares had been issued. Potentially dilutive shares include stock options, unvested restricted stock units and awards and a warrant outstanding during the period, using the treasury stock method. Potentially dilutive shares are excluded from the computations of diluted EPS if their effect would be anti-dilutive.

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

Property and Equipment, Net

	Estimated Useful Lives
($ in millions)	(Years)	2013	2012
Land	N/A	$309	$310
Buildings	50	4,951	4,641
Furniture and equipment	3-20	2,356	2,132
Leasehold improvements		1,318	1,150
Accumulated depreciation		(3,315)	(2,880)
Property and equipment, net		$5,619	$5,353

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed primarily by using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the term of the lease, including renewals determined to be reasonably assured.

We expense routine maintenance and repairs when incurred. We capitalize major replacements and improvements. We remove the cost of assets sold or retired and the related accumulated depreciation or amortization from the accounts and include any resulting gain or loss in net income/(loss).

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

Exit or Disposal Activity Costs
Costs associated with exit or disposal activities are recorded at their fair values when a liability has been incurred. Reserves for operating leases are established at the time of closure for the present value of any remaining operating lease obligations

(PVOL), net of estimated sublease income. Severance is recorded over the service period required to be rendered in order to receive the termination benefits or, if employees will not be retained to render future service, a reserve is established when communication has occurred to the affected employees. Other exit costs are accrued either at the point of decision or the communication date, depending on the nature of the item.

Retirement-Related Benefits
We recognize the funded status – the difference between the fair value of plan assets and the plan’s benefit obligation – of our defined benefit pension and postretirement plans directly on the Consolidated Balance Sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. We adjust other comprehensive income/(loss) to reflect prior service cost or credits and actuarial gain or loss amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost, net of tax. Other comprehensive income/(loss) is amortized over the average remaining service period, a period of about eight years for the primary plan.

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
3.  Effect of New Accounting Standards

In July 2013, the FASB issued Accounting Standards Update (ASU) 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. This update provides that an entity’s unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This update applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. We do not anticipate the adoption will have a material impact on our consolidated results operations, cash flows or financial position.
4. Acquisition

On November 2, 2011, we completed an acquisition, pursuant to the asset purchase agreement dated October 12, 2011 (Purchase Agreement), to acquire the worldwide rights for the Liz Claiborne® family of trademarks and related intellectual property, as well as the U.S. and Puerto Rico rights for the monet® trademarks and related intellectual property. On February 27, 2012, we acquired the right to source and sell Liz Claiborne branded shoes. We have been the primary exclusive licensee for all Liz Claiborne and Claiborne branded merchandise in the U.S. and Puerto Rico since August 2010 under an original license agreement dated October 5, 2009. As a result of these acquisitions, we permanently added a number of well-established trademarks to our private and exclusive brands.

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

The consideration paid for the brands was $277 million with the entire purchase price allocated to the calculated fair values of the acquired trade names and recorded as intangible assets with indefinite lives at the acquisition dates. We incurred an insignificant amount of direct transaction costs as a result of these acquisitions. Pro forma financial information has not been provided as the acquisitions did not have a material impact on our financial information. See Note 6 and Note 9 for the results of our annual impairment analysis in connection with these indefinite-lived intangible assets.
5.  Earnings/(Loss) per Share

Net income/(loss) and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	2013	2012	2011
Earnings/(loss)
Net income/(loss)	$(1,388)	$(985)	$(152)
Shares
Weighted average common shares outstanding (basic shares)	249.3	219.2	217.4
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—
Weighted average shares assuming dilution (diluted shares)	249.3	219.2	217.4
EPS
Basic	$(5.57)	$(4.49)	$(0.70)
Diluted	$(5.57)	$(4.49)	$(0.70)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

(Shares in millions)	2013	2012	2011
Stock options, restricted stock awards and warrant	24.3	25.0	24.1
6.  Other Assets

($ in millions)	2013	2012
REITs	$—	$33
Capitalized software, net	267	310
Intangible assets, net (Note 4)	268	277
Cost investment (Note 9 and Note 16)	—	36
Debt issuance costs, net	92	20
Other	59	69
Total	$686	$745

The market value of our investment in public REITs were accounted for as available for sale securities and were carried at fair value. See Note 9 for the related fair value disclosures, Note 12 for the net unrealized gains and Note 17 for the net realized gains on our REITs.

Our intangible assets consist of our trade name Liz Claiborne and our ownership of the U.S. and Puerto Rico rights of the monet trade name. During the fourth quarter of 2013, as a result of sales performance below our expectations, we decided to reduce our future product offerings under the monet trade name, and as such, we recorded an impairment loss of $9 million (see Note 9 and Note 16) in the line item Real estate and other in the Consolidated Statements of Operations. In connection with our annual indefinite-lived intangible assets impairment tests performed during the fourth quarter of 2013, we did not record an impairment for our Liz Claiborne trade name as the estimated fair value exceeded the carrying value of the underlying asset.

7.  Other Accounts Payable and Accrued Expenses

($ in millions)	2013	2012
Accrued salaries, vacation and bonus	$209	$225
Customer gift cards	218	230
Taxes other than income taxes	89	78
Occupancy and rent-related	115	114
Interest	91	65
Advertising	49	68
Current portion of workers’ compensation and general liability insurance	59	58
Restructuring and management transition (Note 16)	29	10
Current portion of retirement plan liabilities (Note 15)	46	55
Capital expenditures	25	65
Unrecognized tax benefits (Note 18)	2	2
Other	266	410
Total	$1,198	$1,380
8.  Other Liabilities

($ in millions)	2013	2012
Supplemental pension and other postretirement benefit plan liabilities (Note 15)	$187	$266
Long-term portion of workers’ compensation and general liability insurance	169	167
Deferred developer/tenant allowances	116	128
Primary pension plan (Note 15)	—	7
Unrecognized tax benefits (Note 18)	68	74
Restructuring and management transition (Note 16)	4	8
Other	88	48
Total	$632	$698
9.  Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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

REIT Assets Measured on a Recurring Basis
During 2013 and 2012, we sold all of our investments in public REIT assets (see Note 17). The market values of our investment in public REIT assets were accounted for as available-for-sale securities and were carried at fair value on an ongoing basis in Other assets in the Consolidated Balance Sheets. We determined the fair value of our investment in public REIT assets using quoted market prices.  There were no transfers in or out of any levels during any period presented.

Our REIT assets measured at fair value are as follows:

		REIT Assets - Fair Value Measurements at Reporting Date Using
($ in millions)	Cost Basis	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of February 1, 2014	$—	$—	$—	$—
As of February 2, 2013	7	33	—	—

Other Non-Financial Assets Measured on a non-Recurring Basis
The following table presents fair values for those assets measured at fair values and gains or losses during 2013 and 2012 on a non-recurring basis, and remaining on our Consolidated Balance Sheet:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Carrying Value	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
As of February 1, 2014
Store assets	$2	$—	$—	$2	$(18)
Intangible asset (Note 6)	5	—	—	5	(9)
Total	$7	$—	$—	$7	$(27)
As of February 2, 2013
Store assets	8	—	—	8	(26)
Total	$8	$—	$—	$8	$(26)

In 2013, assets of 25 underpeforming department stores that continued to operate with carrying values of $20 million were written down to their estimated fair values of $2 million resulting in impairment charges of $18 million. In 2012, assets of 13 underpeforming department stores that continued to operate with carrying values of $34 million were written down to their estimated fair values of $8 million, resulting in impairment charges of $26 million. These impairment charges are recorded in the line item Real estate and other, net in the Consolidated Statements of Operations. Key assumptions used to determine fair values were future cash flows including, among other things, expected future operating performance and changes in economic conditions as well as other market information obtained from brokers.

During the fourth quarter of 2013, as a result of sales performance below our expectations, we decided to reduce our future product offerings under the monet trade name, indicating a possible impairment. We tested our indefinite-lived intangible asset monet utilizing the relief from royalty method to determine the estimated fair value. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions in determining relief from royalty include, among other things, discount rates, royalty rates, growth rates, sales projections and terminal value rates. In 2013, our ownership of the U.S. and Puerto Rico rights of the monet trade name, with a carrying amount of $14 million, was written down to its estimated fair value of $5 million, resulting in an impairment charge of $9 million recorded in the line item Real estate and other, net in the Consolidated Statements of Operations.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows:

	As of February 1, 2014		As of February 2, 2013
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$4,862	$4,209	$2,868	$2,456
Cost investment (Note 16)	—	—	36	—

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt.  The cost investment was for equity securities that were not registered and freely tradable shares and their fair values were not readily determinable; however, we believe the carrying value approximated or was less than the fair value.

As of February 1, 2014 and February 2, 2013, the fair values of cash and cash equivalents, accounts payable and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. In addition, the fair values of the capital lease commitments and the note payable approximate their carrying values.  These items have been excluded from the table above.

Concentrations of Credit Risk
We have no significant concentrations of credit risk.
10.  Credit Facility

On February 8, 2013, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into an amended and restated revolving credit agreement in the amount up to $1,850 million (2013 Credit Facility), which replaced the Company’s prior credit agreement entered into in January 2012, with largely the same syndicate of lenders under the previous agreement, with JPMorgan Chase Bank, N.A., as administrative agent. The 2013 Credit Facility matures on April 29, 2016 and increases the letter of credit sublimit to $750 million and provides an accordion feature that could potentially increase the size of the facility by an amount up to $400 million.
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
On April 12, 2013, we borrowed $850 million under the 2013 Credit Facility of which $200 million was repaid during the third quarter of 2013. As of the end of 2013, $650 million of the borrowing remains outstanding. The borrowing bears interest at a rate of LIBOR plus 3.0%. As of the end of 2013, we had $506 million in standby and import letters of credit outstanding under the 2013 Credit Facility, the majority of which are standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. The applicable rate for standby and import letters of credit was 3.00% and 1.50%, respectively, while the required commitment fee was 0.50% for the unused portion of the 2013 Credit Facility. As of the end of 2013, we had $694 million available for future borrowing, of which $509 million is currently accessible due to the limitation of the fixed charge coverage ratio.

11.  Long-Term Debt

($ in millions)	2013	2012
Issue:
5.65% Senior Notes Due 2020(1)	$400	$400
5.75% Senior Notes Due 2018(1)	300	300
6.375% Senior Notes Due 2036(1)	400	400
6.875% Medium-Term Notes Due 2015	200	200
6.9% Notes Due 2026	2	2
7.125% Debentures Due 2023	10	255
7.4% Debentures Due 2037	326	326
7.625% Notes Due 2097	500	500
7.65% Debentures Due 2016	200	200
7.95% Debentures Due 2017	285	285
Term Loan	2,239	—
Total notes and debentures	4,862	2,868
Less: current maturities	23	—
Total long-term debt	$4,839	$2,868
Weighted-average interest rate at year end	6.5%	6.9%
Weighted-average maturity	15 years

(1)
These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%. These provisions trigger if there were a beneficial ownership change of 50% or more of our common stock.

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

Term Loan Facility
On May 22, 2013, JCP entered into a $2.25 billion five-year senior secured term loan facility (2013 Term Loan Facility). The 2013 Term Loan Facility is guaranteed by J. C. Penney Company, Inc. and certain subsidiaries of JCP, and is secured by mortgages on certain real estate of JCP and the guarantors, in addition to substantially all other assets of JCP and the guarantors. Proceeds of the 2013 Term Loan Facility were used to fund the Amended Tender Offer and will be used to fund ongoing working capital requirements and general corporate purposes. The 2013 Term Loan Facility bears interest at a rate of LIBOR plus 5.0%. We are required to make quarterly repayments in a principal amount equal to $5.625 million during the five-year term, beginning September 30, 2013, subject to certain reductions for mandatory and optional prepayments.

Scheduled Debt Repayment
In August 2012, we repaid $230 million of 9.0% Notes at maturity.

Scheduled Annual Principal Payments on Long-Term Debt

($ in millions)
2014	$23
2015	223
2016	223
2017	308
2018	2,447
Thereafter	1,638
Total	$4,862

12.  Stockholders’ Equity

Other Comprehensive Income/(Loss)
The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	2013				2012				2011
($ in millions)	Gross Amount	Income Tax (Expense)/Benefit		Net Amount	Gross Amount		Income Tax (Expense)/Benefit	Net Amount	Gross Amount	Income Tax (Expense)/Benefit	Net Amount
REITs
Unrealized gain/(loss)	$(2)	$1		$(1)	$56		$(20)	$36	$82	$(29)	$53
Reclassification adjustment for (gain)/loss	(24)	8		(16)	(285)	(2)	101	(184)	—	—	—
Retirement benefit plans
Net actuarial gain/(loss) arising during the period	659	(255)	(1)	404	60		(23)	37	(872)	338	(534)
Prior service credit/(cost) arising during the period	(7)	3	(1)	(4)	(42)		16	(26)	(4)	1	(3)
Reclassification of net prior service (credit)/cost from a curtailment	—	—		—	(5)		2	(3)	1	—	1
Reclassification of net actuarial (gain)/loss from a settlement	—	—		—	148		(57)	91	—	—	—
Reclassification for amortization of net actuarial (gain)/loss	175	(67)	(1)	108	242		(94)	148	154	(60)	94
Reclassification for amortization of prior service (credit)/cost	(1)	—		(1)	(13)		5	(8)	(24)	9	(15)
Total	$800	$(310)		$490	$161		$(70)	$91	$(663)	$259	$(404)

(1)
In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. As a result, the Company recorded income tax expense in other comprehensive income/(loss)which is offset by a tax benefit on the loss for the year. See Note 18.

(2)
During the second quarter of 2012, the reclassification adjustment for the Simon Property Group, L.P. (SPG) units of $270 million was calculated by using the closing fair market value per SPG unit of $158.13 on July 19, 2012 for the two million REIT units that were redeemed on July 20, 2012.  The REIT units were redeemed at a price of $124.00 per unit (see Note 17).

Accumulated  Other Comprehensive Income/(Loss)
The following table shows the changes in accumulated other comprehensive income/(loss) balances for 2013 and 2012:

($ in millions)	Unrealized Gain/(Loss) on REITs	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Accumulated Other Comprehensive Income/(Loss)
January 28, 2012	$165	$(1,397)	$23	$(1,209)
Current period change	(148)	276	(37)	91
February 2, 2013	$17	$(1,121)	$(14)	$(1,118)
Current period change	(17)	512	(5)	490
February 1, 2014	$—	$(609)	$(19)	$(628)

Reclassifications out of accumulated other comprehensive income/(loss) are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)			Line Item in the Consolidated Statements of Operations

($ in millions)	2013	2012	2011
Realized (gain)/loss on REITs
Sale or redemption of SPG REIT units	$(24)	$(270)	$—	Real estate and other, net
Sale of CBL REIT shares	—	(15)	—	Real estate and other, net
Tax (expense)/benefit	8	101	—	Income tax expense/(benefit)
Total, net of tax	(16)	(184)	—
Retirement benefit plans
Amortization of actuarial (gain)/loss(1)	176	243	155	Pension
Amortization of prior service (credit)/cost(1)	7	1	1	Pension
Amortization of actuarial (gain)/loss(1)	(1)	(1)	(1)	SG&A
Amortization of prior service (credit)/cost(1)	(8)	(14)	(25)	SG&A
Prior service (credit)/cost from a curtailment	—	(5)	1	Restructuring and management transition (Note 16)
Actuarial (gain)/loss from a settlement(1)	—	148	—	Pension
Tax (expense)/benefit	(67)	(144)	(51)	Income tax expense/(benefit)
Total, net of tax	107	228	80
Total reclassifications	$91	$44	$80

(1)	These accumulated other comprehensive components are included in the computation of net periodic benefits expense/(income). See Note 15 for additional details.

Common Stock
On a combined basis, our 401(k) savings plan, including our employee stock ownership plan (ESOP), held approximately 13 million shares, or approximately 4.0% of outstanding Company common stock, at February 1, 2014. For the years 2013, 2012 and 2011, we declared dividends of $0.00, $0.20 and $0.80 per share, respectively.

Issuance of Common Stock
On October 1, 2013, we issued 84 million shares of common stock with a par value of $0.50 per share for $9.65 per share for total net proceeds of $786 million after $24 million of fees.

Preferred Stock
We have authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of February 1, 2014 or February 2, 2013.

Stock Warrant
On June 13, 2011, prior to his employment, we entered into a warrant purchase agreement with Ronald B. Johnson pursuant to which Mr. Johnson made a personal investment in the Company by purchasing a warrant to acquire approximately 7.3 million shares of J. C. Penney Company, Inc. common stock for a purchase price of approximately $50 million at a mutually determined fair value of $6.89 per share. The warrant has an exercise price of $29.92 per share, subject to customary adjustments resulting from a stock split, reverse stock split, or other extraordinary distribution with respect to J. C. Penney Company, Inc. common stock. The warrant has a term of seven and one-half years and was initially exercisable after the sixth anniversary, or June 13, 2017; however, the warrant became immediately exercisable upon the termination of Mr. Johnson’s employment with us in April 2013. The warrant is also subject to transfer restrictions. The proceeds from the sale of the warrant were recorded as additional paid-in capital and the dilutive effect of the warrant has been included in the EPS calculation from the date of issuance.

The fair value of the warrant was determined on the date of the warrant purchase agreement using a Monte Carlo simulation methodology with the following assumptions:

Expected term	7.5 years
Expected volatility	37%
Risk-free interest rate	2.47%
Expected dividend yield	2.67%

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

Stockholders' Rights Agreement
As authorized by our Company’s Board of Directors (the Board), on January 27, 2014, the Company entered into an Amended and Restated Rights Agreement (Amended Rights Agreement) with Computershare Inc., as Rights Agent (Rights Agent), amending, restating and replacing the Rights Agreement, dated as of August 22, 2013 (Original Rights Agreement), between the Company and the Rights Agent. Pursuant to the terms of the Original Rights Agreement, one preferred stock purchase right (a Right) was attached to each outstanding share of Common Stock of $0.50 par value of the Company (Common Stock) held by holders of record as of the close of business on September 3, 2013. The Company has issued one Right in respect of each new share of Common Stock issued since the record date. The Rights, registered on August 23, 2013, trade with and are inseparable from our Common Stock and will not be evidenced by separate certificates unless they become exercisable.

The purpose of the Amended Rights Agreement is to diminish the risk that the Company's ability to use its net operating losses and other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company's experiencing an "ownership change" as defined under Section 382 of the Internal Revenue Code. Ownership changes under Section 382 generally relate to the cumulative change in ownership among stockholders with an ownership interest of 5% or more (as determined under Section 382's rules) over a rolling three year period. The Amended Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the outstanding Common Stock. The amendments to the Original Rights Agreement also extended the expiration date of the Rights from August 20, 2014 to January 26, 2017 and amended certain other provisions, including the definition of "beneficial ownership" to include terms appropriate for the purpose of preserving tax benefits. We are submitting the Amended Rights Agreement for stockholder approval at our 2014 annual meeting and the Rights will immediately expire if stockholder approval is not received.

Each Right entitles its holder to purchase from the Company 1/1000th of a share of a newly authorized series of participating preferred stock at an exercise price of $55.00, subject to adjustment in accordance with the terms of the Amended Rights Agreement, once the Rights become exercisable. In general terms, under the Amended Rights Agreement, the Rights become exercisable if any person or group acquires 4.9% or more of the Common Stock or, in the case of any person or group that owned 4.9% or more of the Common Stock as of January 27, 2014, upon the acquisition of any additional shares by such person or group. In addition, the Company, its subsidiaries, employee benefit plans of the Company or any of its subsidiaries, and any entity holding Common Stock for or pursuant to the terms of any such plan, are excepted. Upon exercise of the Right in accordance with the Amended Rights Agreement, the holder would be able to purchase a number of shares of Common Stock from the Company having an aggregate market value (as defined in the Amended Rights Agreement) equal to twice the then-current exercise price for an amount in cash equal to the then-current exercise price. The Rights will not prevent an ownership change from occurring under Section 382 of the Code or a takeover of the Company, but may cause substantial dilution to a person that acquires 4.9% or more of our Common Stock.
13.  Stock-Based Compensation

We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan.  On May 18, 2012, our stockholders approved the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan (2012 Plan), reserving 7 million shares for future grants (1.5 million newly authorized shares plus up to 5.5 million reserved but unissued shares from our prior 2009 Long-Term Incentive Plan (2009 Plan)).  In addition, shares underlying any outstanding stock award or stock option grant cancelled prior to vesting or exercise become available for use under the 2012 Plan.  The 2009 Plan terminated on May 18, 2012, except for outstanding awards, and all subsequent awards have been granted under the 2012 Plan.  As of the end of 2013, there were approximately 7.3 million shares of stock available for future grant under the 2012 Plan.

Employee stock options and time-based and performance-based restricted stock awards typically vest over periods ranging from one to three years. The number of performance-based restricted stock awards that ultimately vest is dependent on the achievement of an internal profitability target. The exercise price of stock options and the market value of time-based and performance-based restricted stock awards are determined based on the closing market price of our common stock on the date of grant. The 2012 Plan does not permit awarding stock options below grant-date market value nor does it allow any repricing subsequent to the date of grant.  Employee stock options have a maximum term of 10 years.

In February 2012, the Company approved an equity inducement award plan for 900,000 shares. No shares have been issued from the inducement award plan as of February 1, 2014.

Our stock option and restricted stock award grants have averaged about 2.5% of outstanding stock over the past three years. We issue new shares upon the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-based Compensation Cost
The components of total stock-based compensation costs are as follows:

($ in millions)	2013	2012	2011
Stock awards	$14	$33	$22
Stock options	14	17	24
Total stock-based compensation(1)	$28	$50	$46

Total income tax benefit recognized for stock-based compensation arrangements	$—	$19	$18

(1)	Excludes $18 million, $11 million and $79 million for 2013, 2012 and 2011, respectively, of stock-based compensation costs reported in restructuring and management transition charges (see Note 16).

Stock Options
The following table summarizes stock option activity during the year ended February 1, 2014:

	Shares (in thousands)	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)(1)
Outstanding at February 2, 2013	13,593	$40
Granted	3,448	15
Exercised	(397)	16
Forfeited/canceled	(2,615)	30
Outstanding at February 1, 2014	14,029	36	4.4	$—
Exercisable at February 1, 2014	10,617	41	3.0	$—

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year end. As of February 1, 2014, all outstanding stock options had an exercise price above the closing price of JCPenney common stock of $5.92.

If all outstanding options were exercised, common stock outstanding would increase by 4.6%.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2013	2012	2011
Proceeds from stock options exercised	$7	$71	$18
Intrinsic value of stock options exercised	2	38	28
Tax benefit related to stock-based compensation	—	15	11
Excess tax benefits realized on stock-based compensation	—	12	10

As of February 1, 2014, we had $18 million of unrecognized and unearned compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized as expense over the remaining weighted-average vesting period of approximately two years.

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

Our weighted-average fair value of stock options at grant date was $7.15 in 2013, $11.49 in 2012 and $11.37 in 2011 using the binomial lattice valuation model and the following assumptions:

	2013	2012	2011
Weighted-average expected option term	4.4 years	4.9 years	4.5 years
Weighted-average expected volatility	62.00%	45.30%	41.20%
Weighted-average risk-free interest rate	0.64%	0.87%	1.75%
Weighted-average expected dividend yield	—%	1.40%	2.20%
Expected dividend yield range	—%	2.0% – 2.1%	1.8% – 2.2%

Stock Awards
The following table summarizes our non-vested stock awards activity during the year ended February 1, 2014:

	Time-Based Stock Awards		Performance-Based Stock Awards
(shares in thousands)	Number of Units	Weighted- Date Fair Value	Number of Units	Weighted- Date Fair Value
Non-vested at February 2, 2013	3,418	$31	44	$31
Granted	971	15	1,082	14
Vested	(1,344)	29	(155)	19
Forfeited/canceled	(1,688)	29	(898)	14
Non-vested at February 1, 2014	1,357	23	73	7

As of February 1, 2014, we had $18 million of unrecognized compensation expense related to unearned employee stock awards, which will be recognized over the remaining weighted-average vesting period of approximately two years. The aggregate market value of shares vested during 2013, 2012 and 2011 was $25 million, $26 million and $145 million, respectively, compared to an aggregate grant date fair value of $42 million, $29 million and $111 million, respectively.
14.  Leases

We conduct a major part of our operations from leased premises that include retail stores, store distribution centers, warehouses, offices and other facilities. Almost all leases will expire during the next 20 years; however, most leases will be renewed, primarily through an option exercise, or replaced by leases on other premises. We also lease data processing equipment and other personal property under operating leases of primarily three to five years. Rent expense, net of sublease income, was as follows:

($ in millions)	2013	2012	2011
Real property base rent and straight-lined step rent expense	$230	$233	$243
Real property contingent rent expense (based on sales)	5	10	16
Personal property rent expense	65	67	64
Total rent expense	$300	$310	$323
Less: sublease income(1)	(16)	(16)	(18)
Net rent expense	$284	$294	$305

(1)	Sublease income is reported in Real estate and other, net.

As of February 1, 2014, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and capital leases, including our note payable, were as follows:

($ in millions)	Operating Leases
2014	$258
2015	222
2016	195
2017	163
2018	133
Thereafter	1,938
Less: sublease income	(80)
Total minimum lease payments	$2,829

($ in millions)	Capital Leases and Note Payable
2014	$30
2015	40
2016	17
2017	9
2018	—
Thereafter	—
Less: sublease income	—
Total minimum lease payments	96
Less: amounts representing interest	(7)
Present value of net minimum lease obligations	$89
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

The components of net periodic benefit expense/(income) for our Primary Pension Plan and our non-contributory supplemental pension plans are as follows:

($ in millions)
Primary Pension Plan	2013	2012	2011
Service cost	$78	$87	$88
Interest cost	204	242	247
Expected return on plan assets	(340)	(382)	(385)
Amortization of actuarial loss/(gain)	152	220	137
Amortization of prior service cost/(credit)	6	—	—
Settlement expense	—	148	—
Net periodic benefit expense/(income)	$100	$315	$87

Supplemental Pension Plans
Service cost	$—	$1	$2
Interest cost	12	13	13
Amortization of actuarial loss/(gain)	24	23	18
Amortization of prior service cost/(credit)	1	1	1
Net periodic benefit expense/(income)	$37	$38	$34

Primary and Supplemental Pension Plans Total
Service cost	$78	$88	$90
Interest cost	216	255	260
Expected return on plan assets	(340)	(382)	(385)
Amortization of actuarial loss/(gain)	176	243	155
Amortization of prior service cost/(credit)	7	1	1
Settlement charge	—	148	—
Net periodic benefit expense/(income)	$137	$353	$121

The defined benefit plan pension expense shown in the above table is included as a separate line item in the Consolidated Statements of Operations.

Assumptions
The weighted-average actuarial assumptions used to determine expense were as follows:

	2013	2012		2011
Expected return on plan assets	7.0%	7.5%		7.5%
Discount rate	4.19%	4.82%	(1)	5.65%	(2)
Salary increase	4.7%	4.7%		4.7%

(1)	The discount rate used was revised to 4.25% on the remeasurement date of September 30, 2012 as a result of the curtailments.

(2)	The discount rate used for the Supplemental Retirement Program and Benefit Restoration Plan was revised to 5.06% on the remeasurement date of October 15, 2011 as a result of the VERP.

The expected return on plan assets is based on the plan’s long-term asset allocation policy, historical returns for plan assets and overall capital market returns, taking into account current and expected market conditions. In 2012 and 2011, the expected return on plan assets was 7.5%, which was reduced from the 2010 rate of 8.4% to align our expected rate of return with our new asset allocation targets. The expected return assumption for 2013 and 2014 was further reduced from 7.5% to 7.0% given our new asset allocation targets and updated expected capital markets return assumptions.

The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). In 2011, the discount rate used was based on an externally published yield curve determined by the plan’s actuary. The yield curve is a hypothetical AA yield curve represented by a series of bonds maturing from six months to 30 years, designed to match the corresponding pension benefit cash payments to retirees.  Beginning with the remeasurement on September 30, 2012, the discount rate used, determined by the plan actuary, was based on a hypothetical AA yield curve represented by a series of bonds maturing over the next 30 years, designed to match the corresponding pension benefit cash payments to retirees.

The salary progression rate to measure pension expense was based on age ranges and projected forward.

Funded Status
As of the end of 2013, the funded status of the Primary Pension Plan was 115%. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Under the Employee Retirement Income Security Act of 1974 (ERISA), the funded status of the plan exceeded 100% as of December 31, 2013 and 2012, the qualified pension plan’s year end.  The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Primary Pension Plan and supplemental pension plans:

	Primary Pension Plan				Supplemental Plans
($ in millions)	2013		2012		2013		2012
Change in PBO
Beginning balance	$5,042		$5,297		$303		$309
Service cost	78		87		—		1
Interest cost	204		242		12		13
Special termination benefits	—		—		—		—
Amendments	17		42		(8)		—
Curtailments	—		(80)		—		(13)
Settlements	—		(439)		—		—
Actuarial loss/(gain)	(442)		204		(34)		59
Benefits (paid)	(422)		(311)		(54)		(66)
Balance at measurement date	$4,477		$5,042		$219		$303

Change in fair value of plan assets
Beginning balance	$5,035		$5,176		$—		$—
Company contributions	—		—		54		66
Actual return on assets(1)	527		609		—		—
Settlements	—		(439)		—		—
Benefits (paid)	(422)		(311)		(54)		(66)
Balance at measurement date	$5,140		$5,035		$—		$—
Funded status of the plan	$663	(2)	$(7)	(3)	$(219)	(4)	$(303)	(4)

(1)	Includes plan administrative expenses.

(2)	Presented as Prepaid pension in the Consolidated Balance Sheets.

(3)	Included in Other liabilities in the Consolidated Balance Sheets.

(4)
$44 million in 2013 and $53 million in 2012 were included in Other accounts payable and accrued expenses on the Consolidated Balance Sheets, and the remaining amounts were included in Other liabilities.

In 2013, the funded status of the Primary Pension Plan improved by $670 million primarily due to strong asset performance and an increase in the discount rate. The actual one-year return on pension plan assets at the measurement date was 11.1% in 2013, bringing the cumulative return since inception of the plan to 9.0%.

The following pre-tax amounts were recognized in Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of the end of 2013 and 2012:

	Primary Pension Plan			Supplemental Plans
($ in millions)	2013		2012	2013		2012
Net actuarial loss/(gain)	$898		$1,679	$127		$185
Prior service cost/(credit)	53		42	(6)		3
Total	$951	(1)	$1,721	$121	(1)	$188

(1)
In 2014, approximately $57 million for the Primary Pension Plan and $15 million for the supplemental plans are expected to be amortized from Accumulated other comprehensive income/(loss) into net periodic benefit expense/(income) included in Pension in the Consolidated Statement of Operations.

Assumptions to Determine Obligations
The weighted-average actuarial assumptions used to determine benefit obligations for each of the years below were as follows:

	2013	2012	2011
Discount rate	4.89%	4.19%	4.82%
Salary progression rate	3.5%	4.7%	4.7%

We use the Retirement Plans 2000 Table of Combined Healthy Lives (RP 2000 Table), projected using Scale AA to forecast mortality improvements into the future to 2020 for annuitants and 2028 for non-annuitants.

Accumulated Benefit Obligation (ABO)
The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for our Primary Pension Plan was $4.2 billion and $4.7 billion as of the end of 2013 and 2012, respectively. At the end of 2013, plan assets of $5.1 billion for the Primary Pension Plan were above the ABO. The ABO for our unfunded supplemental pension plans was $200 million and $268 million as of the end of 2013 and 2012, respectively.

Primary Pension Plan Asset Allocation
The target allocation ranges for each asset class as of the end of 2013 and the fair value of each asset class as a percent of the total fair value of pension plan assets were as follows:

	2013 Target	Plan Assets
Asset Class	Allocation Ranges	2013	2012
Equity	40% -60%	44%	48%
Fixed income	35% -50%	42%	43%
Real estate, cash and other investments	0% - 10%	14%	9%
Total		100%	100%

Asset Allocation Strategy
The Primary Pension Plan’s investment strategy is designed to provide a rate of return that, over the long term, increases the ratio of plan assets to liabilities by maximizing investment return on assets, at an appropriate level of volatility risk. The plan’s asset portfolio is actively managed and invested in equity securities, which have historically provided higher returns than debt portfolios, balanced with fixed income (i.e., debt securities) and other asset classes to maintain an efficient risk/return diversification profile. In 2011 and 2012, we shifted 15% and 5%, respectively, of the plan’s target allocation from equities into fixed income. In 2013, we added an allocation to low volatility hedge fund strategies through a fund of funds approach. These shifts in allocation are additional steps towards lowering the plan’s volatility risk and matching the plan’s investment strategy with a maturing liability profile. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth-oriented and value-oriented investments and U.S. and non-U.S. securities. Investment types, including high-yield versus investment-grade debt securities, illiquid assets such as real estate, the use of derivatives and Company securities are set forth in written guidelines established for each investment manager and monitored by the plan’s management team. In 2011, the plan exited all of the remaining Company’s stock associated with the 2009 voluntary contribution of JCPenney common stock to the plan. ERISA rules allow plans to invest up to 10% of a plan’s assets in their company’s stock. The plan’s asset allocation policy is designed to meet the plan’s future pension benefit obligations. Under the policy, asset classes are periodically reviewed and rebalanced as necessary, to ensure that the mix continues to be appropriate relative to established targets and ranges.

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

Fair Value of Primary Pension Plan Assets
The tables below provide the fair values of the Primary Pension Plan’s assets as of the end of 2013 and 2012, by major class of asset.

	Investments at Fair Value at February 1, 2014
($ in millions)	Level 1(1)	Level 2(1)	Level 3	Total
Assets
Cash	$158	$—	$—	$158
Common collective trusts	—	32	—	32
Cash and cash equivalents total	158	32	—	190
Common collective trusts – domestic	—	224	—	224
Common collective trusts – international	—	335	—	335
Equity securities – domestic	1,206	—	—	1,206
Equity securities – international	197	6	—	203
Private equity	—	—	298	298
Equity securities total	1,403	565	298	2,266
Common collective trusts	—	1,099	—	1,099
Corporate bonds	—	838	11	849
Swaps	—	238	—	238
Government securities	—	106	—	106
Corporate loans	—	27	6	33
Municipal bonds	—	50	—	50
Mortgage backed securities	—	6	—	6
Other fixed income	1	12	—	13
Fixed income total	1	2,376	17	2,394
Public REITs	118	—	—	118
Private real estate	—	19	204	223
Real estate total	118	19	204	341
Hedge funds	—	—	153	153
Other investments total	—	—	153	153
Total investment assets at fair value	$1,680	$2,992	$672	$5,344
Liabilities
Swaps	$—	$(237)	$—	$(237)
Other fixed income	(2)	(2)	—	(4)
Fixed income total	(2)	(239)	—	(241)
Total liabilities at fair value	$(2)	$(239)	$—	$(241)
Accounts payable, net				37
Total net assets				$5,140

(1)	There were no significant transfers in or out of level 1 or 2 investments.

	Investments at Fair Value at February 2, 2013
($ in millions)	Level 1(1)	Level 2(1)	Level 3	Total
Assets
Cash	$31	$—	$—	$31
Common collective trusts	—	47	—	47
Cash and cash equivalents total	31	47	—	78
Common collective trusts – domestic	—	161	—	161
Common collective trusts – international	—	407	—	407
Equity securities – domestic	1,325	—	—	1,325
Equity securities – international	210	6	—	216
Private equity	—	—	297	297
Equity securities total	1,535	574	297	2,406
Common collective trusts	—	1,171	—	1,171
Corporate bonds	—	871	10	881
Swaps	—	216	—	216
Municipal bonds	—	49	—	49
Mortgage backed securities	—	26	12	38
Corporate loans	—	54	—	54
Government securities	—	8	—	8
Other fixed income	3	35	—	38
Fixed income total	3	2,430	22	2,455
Public REITs	133	—	—	133
Private real estate	—	17	231	248
Real estate total	133	17	231	381
Total investment assets at fair value	$1,702	$3,068	$550	$5,320
Liabilities
Swaps	$—	$(216)	$—	$(216)
Other fixed income	—	(54)	—	(54)
Fixed income total	—	(270)	—	(270)
Total liabilities at fair value	$—	$(270)	$—	$(270)
Accounts payable, net				(15)
Total net assets				$5,035

(1)	There were no significant transfers in or out of level 1 or 2 investments.

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

Other fixed income – non-mortgage asset backed securities, collateral held in short-term investments for derivative contract and derivatives composed of futures contracts, option contracts and other fix income derivatives valued at a price based on observable market information or a broker quote in an over-the-counter market and classified as level 2 of the fair value hierarchy.

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

Hedge Fund – Hedge funds exposure is through fund of funds, which are made up of over 30 different hedge fund managers diversified over different hedge strategies. The fair value of the hedge fund is determined by the fund's administrator using valuation provided by the third party administrator for each of the underlying funds.

The following tables set forth a summary of changes in the fair value of the Primary Pension Plan’s level 3 investment assets:

	2013
($ in millions)	Private Equity	Real Estate	Corporate Loans	Corporate Bonds	Hedge Funds
Balance, beginning of year	$297	$231	$12	$10	$—
Transfers, net	—	—	—	—	—
Realized gains/(loss)	38	5	—	—	—
Unrealized (losses)/gains	3	11	—	(1)	3
Purchases and issuances	33	4	2	2	150
Sales, maturities and settlements	(73)	(47)	(8)	—	—
Balance, end of year	$298	$204	$6	$11	$153

	2012
($ in millions)	Private Equity	Real Estate	Corporate Loans	Corporate Bonds
Balance, beginning of year	$299	$255	$27	$9
Transfers, net	—	3	—	—
Realized gains/(loss)	33	—	(1)	(1)
Unrealized (losses)/gains	(5)	7	—	—
Purchases and issuances	47	6	3	6
Sales, maturities and settlements	(77)	(40)	(17)	(4)
Balance, end of year	$297	$231	$12	$10

Contributions
Our policy with respect to funding the Primary Pension Plan is to fund at least the minimum required by ERISA rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Due to our past funding of the pension plan and overall positive growth in plan assets since plan inception, there will not be any required cash contribution for funding of plan assets in 2014 under ERISA, as amended by the Pension Protection Act of 2006.

Our contributions to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2014 are anticipated to be approximately $44 million. Benefits are paid in the form of five equal annual installments to participants and no election as to the form of benefit is provided for in the unfunded plans.  The following sets forth our estimated future benefit payments:

($ in millions)	Primary Plan Benefits	Supplemental Plan Benefits
2014	$342	$44
2015	331	48
2016	330	42
2017	330	20
2018	331	13
2019-2023	1,652	64

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

Postretirement Plan (Income)

($ in millions)	2013	2012	2011
Interest cost	$1	$1	$1
Amortization of actuarial loss/(gain)	(1)	(1)	(1)
Amortization of prior service cost/(credit)	(8)	(14)	(25)
Net periodic benefit expense/(income)	$(8)	$(14)	$(25)

The net periodic postretirement benefit is included in SG&A expenses in the Consolidated Statements of Operations. The discount rates used for the postretirement plan are the same as those used for the defined benefit plans, as disclosed on page 83 for all periods presented.

Funded Status
The table below provides a reconciliation of benefit obligations, plan assets and the funded status of the postretirement plan. The accumulated postretirement benefit obligation (APBO) is the present value of benefits earned to date by plan participants.

Obligations and Funded Status

($ in millions)	2013		2012
Change in APBO
Beginning balance	$18		$24
Interest cost	1		1
Participant contributions	13		14
Curtailments	—		(2)
Actuarial (gain)/loss	—		(3)
Benefits (paid)	(17)		(16)
Balance at measurement date	$15		$18
Change in fair value of plan assets
Beginning balance	$—		$—
Participant contributions	13		14
Company contributions	4		2
Benefits (paid)	(17)		(16)
Balance at measurement date	$—		$—
Funded status of the plan	$(15)	(1)	$(18)	(1)

(1)
Of the total accrued liability, $2 million for 2013 and $2 million for 2012 was included in Other accounts payable and accrued expenses in the Consolidated Balance Sheets, and the remaining amounts were included in Other liabilities.

The following pre-tax amounts were recognized in Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of the end of 2013 and 2012:

($ in millions)	2013		2012
Net actuarial loss/(gain)	$(6)		$(7)
Prior service cost/(credit)	(15)		(23)
Total	$(21)	(1)	$(30)

(1) In 2014, approximately $(1) million of net actuarial loss/(gain) and $(8) million of prior service cost/(credit) for the postretirement plan are expected to be amortized from Accumulated other comprehensive income/(loss) into net periodic postretirement benefit (income) included in SG&A in the Consolidated Statement of Operations.

Cash Contributions
The postretirement benefit plan is not funded and is not subject to any minimum regulatory funding requirements. We estimate that in 2014 we will contribute $2 million toward retiree medical premiums.

Estimated Future Benefit Payments

($ in millions)	Other Postretirement Benefits
2014	$2
2015	2
2016	2
2017	2
2018	2
2019-2023	6

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

In addition to the Savings Plan, we sponsor the Mirror Savings Plan, which is a non-qualified contributory unfunded defined contribution plan offered to certain management employees. This plan supplements retirement savings under the Savings Plan for eligible management employees who choose to participate in it. The plan’s investment options generally mirror the traditional Savings Plan investment options. As of the end of 2013, the unamortized pre-tax balance within Accumulated other comprehensive income/(loss) for the plan was $17 million. Similar to the supplemental retirement plans, the Mirror Savings Plan benefits are paid from our operating cash flow and cash investments.

The expense for these plans, which was predominantly included in SG&A expenses on the Consolidated Statements of Operations, was as follows:

($ in millions)	2013	2012	2011
Savings Plan – 401(k)	$38	$43	$52
Savings Plan – retirement account	11	11	11
Mirror Savings Plan	3	3	4
Total	$52	$57	$67

16.  Restructuring and Management Transition

The composition of restructuring and management transition charges was as follows:

				Cumulative Amount Through
($ in millions)	2013	2012	2011	2013
Supply chain	$—	$19	$41	$60
Catalog and catalog outlet stores	—	—	34	55
Home office and stores	48	109	41	202
Software and systems	—	36	—	36
Store fixtures	55	78	—	133
Management transition	37	41	130	208
VERP	—	—	179	179
Other	75	15	26	123
Total	$215	$298	$451	$996

Supply chain
As a result of consolidating and streamlining our supply chain organization as part of a restructuring program that began in 2011, we recorded charges of $19 million and $41 million in 2012 and 2011, respectively, related to increased depreciation, termination benefits and unit closing costs. Increased depreciation resulted from shortening the useful lives of assets related to the closing and consolidating of selected facilities. This restructuring activity was completed during the third quarter of 2012.

Catalog and catalog outlet stores
In the fourth quarter of 2010, we announced our plan to exit our catalog outlet stores, and, in October 2011, we sold the assets related to this operation.  We sold fixed assets and inventory with combined net book values of approximately $31 million, for a total purchase price of $7 million, which resulted in a loss of $24 million.  During 2011, we also recorded $10 million of severance costs related to the sale of our outlet stores. This restructuring activity was completed in 2011.

Home office and stores
During 2013, 2012 and 2011, we recorded $48 million, $109 million and $41 million, respectively, of costs to reduce our store and home office expenses. During the first three quarters of 2013, we recorded $26 million of employee termination benefits for both store and home office associates. In addition, in January 2014, we announced a strategic initiative to close 33 underperforming stores as part of our turnaround efforts. In conjunction with this initiative, during the fourth quarter of 2013, we incurred charges of $21 million related to asset impairments and $1 million of employee termination benefit costs.

In 2012, charges of $116 million associated with employee termination benefits for both store and home office associates were offset by a net curtailment gain of $7 million (see Note 15) related to our retirement benefit plans, which was incurred during the third quarter of 2012 when substantially all employee exits related to 2012 were completed, for a net charge of $109 million. In 2011, we recorded $41 million of employee termination benefits.

Software and systems
During 2012, we recorded a charge of $36 million related to the disposal of software and systems that based on our evaluation no longer supported our operations.  This amount included $3 million of consulting fees related to that evaluation.

Store fixtures
During 2013, we recorded a total charge of $55 million related to store fixtures which consisted of $37 million of increased depreciation as a result of shortening the useful lives of department store fixtures that were replaced throughout 2013, $11 million of charges for the impairment of certain store fixtures related to our former shops strategy that had been used in our prototype department store and a $7 million asset write down of store fixtures related to the renovations in our home department.

During 2012, we recorded a total charge of $78 million related to store fixtures which consisted of a $53 million asset write-off related to the removal of store fixtures in our department stores and $25 million of increased depreciation as a result of shortening the useful lives of department store fixtures that were replaced throughout 2013 with the build out of additional shops.

Management transition
During 2013, 2012 and 2011, we implemented several changes within our management leadership team that resulted in management transition costs of $37 million, $41 million and $130 million, respectively, for both incoming and outgoing members of management. Ronald B. Johnson became Chief Executive Officer in November 2011, succeeding Myron E. Ullman, III. Mr. Ullman was Executive Chairman of the Board of Directors until January 27, 2012, at which time he retired from the Company until his return in April 2013 when he replaced Mr. Johnson as Chief Executive Officer. During 2011, we incurred transition charges of $53 million and $29 million related to Mr. Johnson and Mr. Ullman, respectively. In October 2011, Michael R. Francis was appointed President until his departure in June 2012; in November 2011, Michael W. Kramer and Daniel E. Walker were appointed Chief Operating Officer and Chief Talent Officer, respectively, until their departures in April 2013. Collectively, in 2011 these three officers were paid sign-on bonuses of $24 million as part of their employment packages. In 2013, 2012 and 2011, we recorded $37 million, $41 million and $24 million, respectively, of management transition charges related to other members of senior management.

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

Other
During 2013, 2012 and 2011, we recorded miscellaneous restructuring charges of $75 million, $15 million and $26 million, respectively.  The charges during 2013 were primarily related to contract termination costs and other costs associated with our previous marketing and shops strategy, including a non-cash charge of $36 million during the third quarter related to the return of shares of Martha Stewart Living Omnimedia, Inc. (MSLO) previously acquired by the Company, which was accounted for as a cost investment (see Note 6). The 2012 and 2011 charges were primarily related to the closing and consolidating of facilities related to optimizing our custom decorating operations, the exit of our specialty websites CLAD™ and Gifting Grace™ and the closure of our Pittsburgh, Pennsylvania customer call center.

Activity for the restructuring and management transition liability for 2013 and 2012 was as follows:

($ in millions)	Supply Chain	Home Office and Stores	Software and Systems	Store Fixtures	Management Transition	Other	Total
January 28, 2012	$3	$28	$—	$—	$10	$19	$60
Charges	19	109	36	78	41	15	298
Cash payments	(18)	(137)	(3)	—	(42)	(19)	(219)
Non-cash	(2)	4	(33)	(78)	(9)	(3)	(121)
February 2, 2013	2	4	—	—	—	12	18
Charges	—	48	—	55	37	75	215
Cash payments	(2)	(29)	—	—	(18)	(19)	(68)
Non-cash	—	(23)	—	(55)	(16)	(38)	(132)
February 1, 2014	$—	$—	$—	$—	$3	$30	$33

Non-cash amounts represent charges that do not result in cash expenditures including increased depreciation and write-off of store fixtures and IT software and systems, stock-based compensation, non-cash charge for the return of shares of MSLO and curtailment gains related to our retirement benefit plans.

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

The composition of Real estate and other, net was as follows:

($ in millions)	2013	2012	2011
Gain on sale or redemption of non-operating assets, net:
Sale or Redemption of Simon Property Group, L.P. (SPG) REIT units	$(24)	$(200)	$—
Sale of CBL & Associates Properties, Inc. (CBL) REIT shares	—	(15)	—
Sale of leveraged lease assets	—	(28)	—
Sale of investments in joint ventures	(85)	(151)	—
Sale of non-operating assets	(23)	(3)	—
Net gain on sale or redemption of non-operating assets	(132)	(397)	—
Dividend income from REITs	(1)	(6)	(10)
Investment income from joint ventures	(6)	(11)	(13)
Net gain from sale of operating assets	(17)	—	(6)
Store impairments	18	26	58
Intangible asset impairment	9	—	—
Operating asset impairments	—	60	—
Other	(26)	4	(8)
Real estate and other (income)/expense, net	$(155)	$(324)	$21

REIT Assets
On July 20, 2012, SPG redeemed two million of our REIT units at a price of $124.00 per unit for a total redemption price of $246 million, net of fees.  As of the market close on July 19, 2012, the SPG REIT units had a fair market value of $158.13 per unit.    In connection with the redemption, we realized a net gain of $200 million determined using the first-in-first-out method for determining the cost of REIT units sold.  Following the transaction, we continued to hold approximately 205,000 REIT units in SPG.  In November 2013, we converted our remaining 205,000 REIT units into SPG shares, which were sold in December 2013 at an average price of $151.97 per share for a total price of $31 million, net of fees, and a realized net gain of $24 million.

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

Joint Ventures
During the third quarter of 2013, we sold our investment in three joint ventures for $32 million, resulting in a net gain of $23 million. During the second quarter of 2013, we sold our investment in one joint venture for $55 million, resulting in a net gain of $62 million. The gain for this transaction exceeded the cash proceeds as a result of distributions of cash related to refinancing activities in prior periods that were recorded as net reductions in the carrying amount of the investment. The net book value of the joint venture investment was a negative $7 million and was included in Other liabilities in the Consolidated Balance Sheets.

During the third quarter of 2012, we sold our investments in four joint ventures that own regional mall properties for $90 million, resulting in net gains totaling $151 million.  The gain exceeded the cash proceeds as a result of distributions of cash related to refinancing activities in prior periods that were recorded as net reductions in the carrying amount of the investments.

The cumulative net book value of the joint venture investments was a negative $61 million and was included in Other liabilities in the Consolidated Balance Sheets.

Non-operating Assets
During the fourth quarter of 2013, we sold 10 properties used in our former auto center operations for net proceeds of $25 million, resulting in net gains totaling $22 million. During the third quarter of 2013, we sold approximately 10 acres of excess land for net proceeds and gain of $1 million.

During the third quarter of 2012, we sold a building used in our former drugstore operations with a net book value of zero for $3 million resulting in a net gain of $3 million.

Operating Assets
During the first quarter of 2013, we sold our leasehold interest of a former department store location with a net book value of $2 million for net proceeds of $18 million, realizing a gain of $16 million. During the second quarter of 2013, we sold two properties for total net proceeds and gain of $1 million.

Impairments
In 2013, store impairments totaled $18 million and related to 25 underperforming department stores that continued to operate. In addition, during the fourth quarter of 2013, we recorded a $9 million impairment charge for our ownership of the U.S. and Puerto Rico rights of the monet trade name. (See Note 9).

In 2012, store impairments totaled $26 million and related to 13 underperforming department stores that continued to operate (See Note 9). In addition, during the fourth quarter of 2012, we wrote off $60 million of store-related operating assets that were no longer being used in our operations.

In 2011, store impairments totaled $58 million and related to eight underperforming department stores of which seven continued to operate.
18.  Income Taxes

The components of our income tax expense/(benefit) were as follows:

($ in millions)	2013	2012	2011
Current
Federal and foreign	$(16)	$(95)	$60
State and local	(8)	79	16
Total current	(24)	(16)	76
Deferred
Federal and foreign	(428)	(465)	(130)
State and local	(46)	(70)	(23)
Total deferred	(474)	(535)	(153)
Total	$(498)	$(551)	$(77)

A reconciliation of the statutory federal income tax rate to our effective rate is as follows:

(percent of pre-tax income/(loss))	2013	2012	2011
Federal income tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State and local income tax, less federal income tax benefit	(4.1)	(3.7)	(1.8)
Increase in valuation allowance federal and state	28.6	4.3	—
Tax benefit resulting from OCI allocation	(16.1)	—	—
Tax effect of dividends on ESOP shares	—	(0.1)	(1.9)
Non-deductible management transition costs	—	—	11.3
Other, including permanent differences and credits	0.2	(1.4)	(6.2)
Effective tax rate	(26.4)%	(35.9)%	(33.6)%

Our deferred tax assets and liabilities were as follows:

($ in millions)	2013	2012
Assets
Merchandise inventory	$62	$42
Accrued vacation pay	28	28
Gift cards	69	46
Stock-based compensation	69	78
State taxes	36	39
Workers’ compensation/general liability	93	92
Accrued rent	32	29
Mirror savings plan	21	22
Pension and other retiree obligations	—	135
Net operating loss and tax credit carryforwards	918	600
Other	96	69
Total deferred tax assets	1,424	1,180
Valuation allowance	(304)	(66)
Total net deferred tax assets	1,120	1,114
Liabilities
Depreciation and amortization	(1,024)	(1,314)
Pension and other retiree obligations	(172)	—
Leveraged leases/tax benefit transfers	(63)	(63)
Capitalized Advertising	(3)	(4)
Unrealized gain on REITs	—	(9)
Other	—	(6)
Total deferred tax liabilities	(1,262)	(1,396)
Total net deferred tax liabilities	$(142)	$(282)

Deferred tax assets and liabilities included in our Consolidated Balance Sheets were as follows:

($ in millions)	2013	2012
Other current assets	$193	$106
Other long-term liabilities	(335)	(388)
Total net deferred tax liabilities	$(142)	$(282)

As of February 1, 2014, a valuation allowance of $304 million has been recorded against our deferred tax assets. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards.

For the year ended February 1, 2014, we recorded a net tax benefit of $498 million that reflects the increase in the valuation allowance. The net tax benefit consists of net federal, foreign and state tax benefits of $197 million, $303 million tax benefit resulting from actuarial gains in other comprehensive income, offset by $2 million of tax expense related to the amortization of certain indefinite-lived intangible assets. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. As a result, the Company recorded a tax benefit on the loss for the year, which is offset by income tax expense in other comprehensive income/(loss). However, while the income tax benefit is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to accumulated other comprehensive income/(loss), which is a component of stockholders' equity.

For U.S. federal income tax purposes, we have $2.1 billion of NOL carryforwards that expire in 2032 and 2033 and $33 million of tax credit carryforwards that expire at various dates through 2033. For these U.S. federal NOL and tax credit carryforwards a net deferred tax asset of $563 million has been recorded (net of $179 million valuation allowance). A net deferred tax asset of $51 million (net of $125 million valuation allowance) has been recorded for state NOLs that expire at various dates through 2033. While these carryforwards have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities by approximately $918 million, the Company’s ability to utilize these carryforwards will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.
The Company’s ability to utilize NOL carryforwards could be further limited if it were to experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and similar state provisions. An ownership change can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change generally limits the amount of NOL carryforwards a company could utilize in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.
As discussed in Note 12, on January 27, 2014, the Board adopted the Amended Rights Agreement to help prevent acquisitions of the Company’s common stock that could result in an ownership change under Section 382 which helps preserve the Company’s ability to use its NOL and tax credit carryforwards. The Amended Rights Agreement and a related amendment to the Company's Articles of Incorporation are to be submitted to the Company’s Stockholders in May 2014 for approval and are designed to prevent acquisitions of the Company’s common stock that would result in a stockholder owning 4.9% or more of the Company’s common stock (as calculated under Section 382), or any existing holder of 4.9% or more of the Company’s common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from the Board.

A reconciliation of unrecognized tax benefits is as follows:

($ in millions)	2013	2012	2011
Beginning balance	$76	$110	$162
Additions for tax positions related to the current year	—	—	—
Additions for tax positions of prior years	6	5	10
Reductions for tax positions of prior years	(1)	(11)	(14)
Settlements and effective settlements with tax authorities	(9)	(24)	(45)
Expirations of statute	(2)	(4)	(3)
Balance at end of year	$70	$76	$110

As of the end of 2013, 2012 and 2011, the unrecognized tax benefits balance included $49 million, $54 million and $61 million, respectively, that, if recognized, would be a benefit in the income tax provision after giving consideration to the offsetting effect of $17 million, $19 million and $21 million, respectively, related to the federal tax deduction of state taxes. The remaining amounts reflect tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Over the next 12 months, it is reasonably possible that the amount of unrecognized tax benefits could be reduced by $2 million if our tax position is sustained upon audit, the controlling statute of limitations expires or we agree to a settlement. Accrued interest and penalties related to unrecognized tax benefits included in income tax expense as of the end of 2013, 2012 and 2011 were $6 million, $4 million and $4 million, respectively.

We file income tax returns in U.S. federal and state jurisdictions and certain foreign jurisdictions. Our U.S. federal returns have been examined through 2011. We are audited by the taxing authorities of many states and certain foreign countries and are subject to examination by these taxing jurisdictions for years generally after 2008. The tax authorities may have the right to examine prior periods where federal and state NOL and tax credit carryforwards were generated, and make adjustments up to the amount of the NOL and credit carryforward amounts.
19.  Supplemental  Cash Flow Information

($ in millions)	2013	2012	2011
Supplemental cash flow information
Income taxes received/(paid), net	$81	$202	$(91)
Interest received/(paid), net	(414)	(230)	(225)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment	(29)	12	8
Financing costs withheld from proceeds of long-term debt	70	—	—
Purchase of property and equipment and software through capital leases and a note payable	4	129	4
Issuance costs withheld from proceeds of common stock issued	24	—	—
Return of shares of Martha Stewart Living Omnimedia, Inc. previously acquired by the Company	36	—	—

20.  Litigation,  Other Contingencies and Guarantees

Litigation
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs seek primarily to prevent the Company from implementing our partnership agreement with MSLO as it relates to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation. The parties did not reach a settlement, and the trial continued on April 8, 2013. The parties concluded their presentations of evidence on April 26, 2013, and completed post-trial briefs in late May, 2013. The court held closing arguments on August 1, 2013. The court has not yet issued a final decision in the case. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories.  On January 2, 2014, MSLO and Macy’s announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Contingencies
As of February 1, 2014, we estimated our total potential environmental liabilities to range from $17 million to $24 million and recorded our best estimate of $19 million in Other accounts payable and accrued expenses and Other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Guarantees
As of February 1, 2014, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

In connection with the sale of the operations of our outlet stores, we assigned leases on certain outlet store locations to the purchaser.  In the event that the purchaser fails to make the required lease payments, we continue for a period of time to be liable for lease payments to the landlords of several of the leased stores. The purchaser's obligations under the lease are guaranteed to us by certain principals and affiliates of the purchaser. However, the purchaser has elected to exit the outlet business and is attempting to terminate the leases with the landlords. Consequently, we expect that our continuing obligations under each lease will be extinguished in connection with each termination. As of February 1, 2014, our maximum liability in connection with the assigned leases is $7 million.

In connection with the redemption of two million of our SPG REIT units in 2012 (see Note 17), we agreed to make future capital contributions to SPG under certain circumstances.  Capital contributions would be required only if (i) one or more unsecured senior notes or term loans of SPG are in default and (ii) the aggregate amount received and/or realized by the lenders with respect to such notes or loans upon the exhaustion of all other remedies available to them is less than the maximum total amount of all capital contribution commitments up to a maximum of the aggregate amount due under such notes or loans at the time of such default and demand under the capital contribution commitment agreements. Our contribution obligation was subject to a maximum aggregate amount of $360 million, and was proportionate to all similar commitments provided by the Company and other parties. On November 19, 2013 (Conversion Date), our SPG REIT units were converted to shares and in December 2013, we sold our remaining SPG REIT shares. The capital contribution obligation terminated 90 days from the Conversion Date on February 17, 2014.
21.  Quarterly Results of Operations (Unaudited)

The following is a summary of our quarterly unaudited consolidated results of operations for 2013 and 2012:

2013
($ in millions, except EPS)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Total net sales	$2,635		$2,663		$2,779		$3,782
Gross margin	812		787		819		1,074	(1)
SG&A expenses	1,078		1,026		1,006		1,004
Restructuring and management transition(2)	72		47		46		50
Net income/(loss)	(348)		(586)	(3)	(489)	(3)	35	(3)
Diluted earnings/(loss) per share(4)	$(1.58)		$(2.66)		$(1.94)		$0.11
2012
($ in millions, except EPS)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Total net sales	$3,152		$3,022		$2,927		$3,884	(5)
Gross margin	1,186	(6)	1,004	(6)	952		924
SG&A expenses	1,160		1,050		1,087		1,209
Restructuring and management transition(7)	76		159		34		29
Net income/(loss)	(163)		(147)	(8)	(123)	(9)	(552)	(10)
Diluted earnings/(loss) per share(4)	$(0.75)		$(0.67)		$(0.56)		$(2.51)

(1)	Includes a negative impact of $72 million related to the discontinuation of brands that are not part of our go-forward merchandising strategy.

(2)	Restructuring and management transition charges (See Note 16) by quarter for 2013 consisted of the following:

($ in million)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Home office and stores	28	4	(6)	22
Store fixtures	28	17	10	—
Management transition	16	13	3	5
Other	—	13	39	23
Total	$72	$47	$46	$50

(3)
The second and third quarters of 2013 contained increases to our tax valuation allowance of $218 million and $184 million, respectively and a decrease of $178 million to our valuation allowance in the fourth quarter. The second, third and fourth quarters of 2013 contained gains from non-operating assets sales (see Note 17) of $62 million, $24 million and $46 million, respectively. The fourth quarter of 2013 includes $12 million of store impairments charges and a $9 million impairment to our monet trade name recorded in Real estate and other, net (see Note 17) Additionally, during the fourth quarter of 2013 we recognized a tax benefit of $270 million from income related to actuarial gains included in other comprehensive income. This tax benefit was offset by tax expense recorded for such gains in other comprehensive income.

(4)	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(5)	Sales for the 53rd week were $163 million.

(6)	The first and second quarters of 2012 include $53 million and $102 million, respectively, of markdowns related to the alignment of inventory with our prior strategy.

(7)	Restructuring and management transition charges (See Note 16) by quarter for 2012 consisted of the following:

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Supply chain	$6	$10	$3	$—
Home office and stores	45	56	4	4
Software and systems	—	36	—	—
Store fixtures	—	42	18	18
Management transition	20	10	6	5
Other	5	5	3	2
Total	$76	$159	$34	$29

(8)	Includes a gain of $200 million related to the redemption of REIT units, net of fees, included in Real estate and other, net (see Note 17).

(9)	Includes a net gain of $197 million related to the sale of non-operating assets, net of fees, included in Real estate and other, net (see Note 17).

(10)
Includes $26 million of store impairments charges and the write-off of $60 million of operating assets that were no longer being used in our operations recorded in Real estate and other, net (see Note 17).

Exhibit Index

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
2.1	Agreement and Plan of Merger dated as of January 23, 2002, between JCP and Company	8-K	001-15274	2	1/28/2002
3.1	Restated Certificate of Incorporation of the Company, as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	Bylaws of Company, as amended to July 23, 2013	8-K	001-15274	3.1	7/26/2013
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
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
		10-K	001-15274	4(o)	4/25/2002
4.7	Sixth Supplemental Indenture, dated as of May 20, 2013, among J. C. Penney Corporation, Inc., J. C. Penney Company, Inc., as co-obligor, and Wilmington Trust, National Association, as successor trustee	8-K	001-15274	4.1	5/24/2013

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
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
		10-K	001-15274	4(p)	4/25/2002
4.10	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Institution) to Indenture dated as of April 1, 1994	10-Q	001-15274	4	9/6/2002
4.11	Warrant Purchase Agreement dated June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.1	6/14/2011
4.12	Warrant dated as of June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.2	6/14/2011
4.13	Amended and Restated Rights Agreement, dated as of January 27, 2014, by and between J. C. Penney Company, Inc. and Computershare Inc., as Rights Agent	8-K	001-15274	4.1	1/28/2014
10.1	Amendment and Restatement Agreement dated as of February 8, 2013 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	2/12/2013
10.2	First Amendment, dated as of May 20, 2013, to the Amended and Restated Credit Agreement, dated as of January 27, 2012, as further amended and restated as of February 8, 2013, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Wells Fargo Bank, National Association, as LC agent	8-K	001-15274	10.1	5/24/2013
10.3	Reaffirmation Agreement dated February 8, 2013 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-15274	10.2	2/12/2013
10.4	Amended and Restated Guarantee and Collateral Agreement dated as of January 27, 2012 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and JPMorgan Chase Bank, N. A., as Administrative Agent	8-K	001-15274	10.2	2/2/2012
Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

Incorporated by Reference
Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.5	Credit and Guaranty Agreement, dated as of May 22, 2013, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto, the financial institutions party thereto as lenders, Goldman Sachs Bank USA, as administrative agent, collateral agent and lead arranger, the other joint arrangers and joint bookrunners party thereto and the other agents party thereto	10-Q	001-15274	10.3	9/10/2013
10.6	Pledge and Security Agreement, dated as of May 22, 2013, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Goldman Sachs Bank USA, as collateral agent	10-Q	001-15274	10.4	9/10/2013
10.7	Intercreditor and Collateral Cooperation Agreement, dated as of May 22, 2013, among JPMorgan Chase Bank, N.A., as representative with respect to the ABL credit agreement, Goldman Sachs Bank USA, as representative with respect to the term loan agreement, J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and the subsidiary guarantors party thereto	10-Q	001-15274	10.5	9/10/2013
10.8
Asset Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., Eckerd Fleet, Inc., CVS Pharmacy, Inc. and CVS Corporation
		10-K	001-15274	10(i)(e)	4/8/2004
10.9	Stock Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., TDI Consolidated Corporation, and The Jean Coutu Group (PJC) Inc.	10-K	001-15274	10(i)(f)	4/8/2004
10.10	Amendment and Waiver No. 1 to Asset Purchase Agreement dated as of July 30, 2004, among CVS Pharmacy, Inc., CVS Corporation, J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., and Eckerd Fleet, Inc.	10-Q	001-15274	10.1	9/8/2004
10.11	First Amendment to Stock Purchase Agreement dated as of July 30, 2004, among The Jean Coutu Group (PJC) Inc., J. C. Penney Company, Inc., and TDI Consolidated Corporation	10-Q	001-15274	10.2	9/8/2004
10.12	CN Rescission Agreement dated as of August 25, 2004, among CVS Corporation, CVS Pharmacy, Inc., certain CVS affiliates, and J.C. Penney Company, Inc.	10-Q	001-15274	10.3	9/8/2004
10.13**	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan	10-K	001-00777	10(k)	4/24/1989
10.14**	J. C. Penney Company, Inc. 1989 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	4/18/1989
10.15**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	001-00777	B	4/20/1993
10.16**	February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan	10-K	001-00777	10(ii)(k)	4/18/1995
10.17**	February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended	10-K	001-00777	10(ii)(k)	4/16/1996
10.18**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	4/18/1995
10.19**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	4/25/1990
10.20**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	4/11/1997
10.21**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	4/11/2001
10.22**	J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/31/2009
10.23**	J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/28/2012

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.24**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated effective July 1, 2007	10-Q	001-15274	10.1	9/12/2007
10.25**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	2/15/2005
10.26**	Form of Notice of Restricted Stock Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.2	2/15/2005
10.27**	Form of Notice of Grant of Stock Option(s) under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.3	2/15/2005
10.28**	Form of Director’s election to receive all/portion of annual cash retainer in J. C. Penney Company, Inc. common stock (J. C. Penney Company, Inc. 2001 Equity Compensation Plan)	8-K	001-15274	10.4	2/15/2005
10.29**	Form of Notice of Restricted Stock Award – Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	2/15/2005
10.30**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.6	2/15/2005
10.31**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.7	2/15/2005
10.32**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	2/15/2005
10.33**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.9	2/15/2005
10.34**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	5/24/2005
10.35**	Form of Notice of Grant of Stock Option(s), Special Stock Option Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	5/31/2005
10.36**	Form of Notice of Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	5/31/2005
10.37**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005
10.38**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	9/26/2007
10.39**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective December 3, 2013	10-Q	001-15274	10.3	12/5/2013
10.40**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.4	3/27/2006

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.41**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	5/19/2006
10.42**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	5/19/2006
10.43**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.3	5/19/2006
10.44**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	5/19/2006
10.45**	Form of Notice of Grant of Stock Options for Executive Officers subject to Executive Termination Pay Agreements under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	8/7/2006
10.46**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/15/2007
10.47**	Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	3/15/2007
10.48**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/7/2008
10.49**	2008 Form of Notice of Special Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.2	3/7/2008
10.50**	JCP Change in Control Plan, as amended and restated effective March 27, 2008	8-K	001-15274	10.1	4/2/2008
10.51**	JCP 2009 Change in Control Plan	10-K	001-15274	10.60	3/31/2009
10.52**	J. C. Penney Corporation, Inc. Change in Control Plan, effective January 10, 2011	8-K	001-15274	10.1	6/14/2011
10.53**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	5/19/2006
10.54**	Form of Indemnification Trust Agreement between JCP and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended March 30, 1987	Def. Proxy Stmt.	001-00777	Exhibit 1 to Exhibit B	4/24/1987
10.55**	Second Amendment to Indemnification Trust Agreement between JCP and JPMorgan Chase Bank, effective as of January 27, 2002	10-K	001-15274	10.53	3/31/2009
10.56**	Third Amendment to Indemnification Trust Agreement between Company, JCP and JPMorgan Chase Bank, effective as of June 1, 2008	10-Q	001-15274	10.2	9/10/2008
10.57**	Form of Indemnification Agreement between Company, JCP and individual Indemnities, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	4/25/2002
10.58**	Special Rules for Reimbursements Subject to Code Section 409A under Indemnification Agreement between Company, JCP and individual Indemnities, adopted December 9, 2008	10-K	001-15274	10.56	3/31/2009
10.59**	JCP Mirror Savings Plan, amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.60	3/31/2009
10.60**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008 and as further amended through December 10, 2008	10-K	001-15274	10.62	3/31/2009
10.61**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan, as amended through 12/10/2008	10-K	001-15274	10.65	3/31/2009

** Indicates a management contract or compensatory plan or arrangement.

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.62**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.2	9/9/2009
10.63**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.3	9/9/2009
10.64**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.4	9/9/2009
10.65	Consumer Credit Card Program Agreement by and between JCP and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	11/6/2009
10.66	First Amendment, dated as of October 29, 2010, to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	10/29/2010
10.67	Second Amendment dated as of January 30, 2013 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009 and as amended by the First Amendment thereto dated as of October 29, 2010	8-K	001-15274	10.1	2/4/2013
10.68	Third Amendment dated as of October 11, 2013 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010 and the Second Amendment thereto dated as of January 30, 2013	8-K	001-15274	10.1	10/15/2013
10.69	Registration Rights Agreement dated August 13, 2013, among J. C. Penney Company, Inc., Pershing Square Capital Management, L.P., PS Management GP, LLC, Pershing Square GP, LLC, William A. Ackman and certain affiliated Pershing Square funds	8-K	001-15274	10.1	8/16/2013
10.70**	J. C. Penney Corporation, Inc., Management Incentive Compensation Program, effective January 30, 2011	8-K	001-15274	10.1	1/10/2011
10.71**	Executive Termination Pay Agreement between J. C. Penney Corporation, Inc. and Kenneth H. Hannah	10-Q	001-15274	10.2	9/4/2012
10.72**	Letter Agreement between J. C. Penney Company, Inc. and Kenneth H. Hannah	10-Q	001-15274	10.1	9/4/2012
10.73**	Notice of Restricted Stock Unit Grant for Kenneth H. Hannah	10-K	001-15274	10.79	3/20/2013
10.74**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.80	3/20/2013
10.75**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.81	3/20/2013
10.76**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.82	3/20/2013
10.77**	Form of Notice of 2013 Performance Unit Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.1	4/4/2013
12	Computation of Ratios of Earnings to Fixed Charges					†
21	Subsidiaries of the Registrant					†
23	Consent of Independent Registered Public Accounting Firm					†

** Indicates a management contract or compensatory plan or arrangement.

Incorporated by Reference
Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
24	Power of Attorney					†
31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†