Form 10-Q
period 2014-05-03
J C PENNEY CO INC
filed 2014-06-03
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 304,777,527 shares of Common Stock of 50 cents par value, as of May 30, 2014.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended May 3, 2014

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	May 3, 2014	May 4, 2013
Total net sales	$2,801	$2,635
Cost of goods sold	1,875	1,823
Gross margin	926	812
Operating expenses/(income):
Selling, general and administrative (SG&A)	1,009	1,078
Pension	1	34
Depreciation and amortization	158	136
Real estate and other, net	(17)	(22)
Restructuring and management transition	22	72
Total operating expenses	1,173	1,298
Operating income/(loss)	(247)	(486)
Net interest expense	97	61
Income/(loss) before income taxes	(344)	(547)
Income tax expense/(benefit)	8	(199)
Net income/(loss)	$(352)	$(348)
Earnings/(loss) per share:
Basic	$(1.15)	$(1.58)
Diluted	$(1.15)	$(1.58)
Weighted average shares – basic	305.0	219.9
Weighted average shares – diluted	305.0	219.9
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended
($ in millions)	May 3, 2014	May 4, 2013
Net income/(loss)	$(352)	$(348)
Other comprehensive income/(loss), net of tax:
Real estate investment trusts (REITs)
Unrealized gain/(loss)	—	3
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	11	28
Reclassification for amortization of prior service (credit)/cost	(1)	(1)
Total other comprehensive income/(loss), net of tax	10	30
Total comprehensive income/(loss), net of tax	$(342)	$(318)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	May 3, 2014	May 4, 2013	February 1, 2014
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$176	$163	$113
Cash short-term investments	994	658	1,402
Cash and cash equivalents	1,170	821	1,515
Merchandise inventory	2,835	2,798	2,935
Deferred taxes	178	113	193
Prepaid expenses and other	212	200	190
Total current assets	4,395	3,932	4,833
Property and equipment (net of accumulated depreciation of $3,439, $3,104 and $3,315)	5,510	5,690	5,619
Prepaid pension	682	7	663
Other assets	705	743	686
Total Assets	$11,292	$10,372	$11,801
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$841	$1,248	$948
Other accounts payable and accrued expenses	1,167	1,524	1,198
Short-term borrowings	650	850	650
Current portion of capital leases and note payable	30	26	27
Current maturities of long-term debt	23	—	23
Total current liabilities	2,711	3,648	2,846
Long-term capital leases and note payable	57	82	62
Long-term debt	4,834	2,868	4,839
Deferred taxes	365	250	335
Other liabilities	572	658	632
Total Liabilities	8,539	7,506	8,714
Stockholders’ Equity
Common stock(1)	152	110	152
Additional paid-in capital	4,579	3,812	4,571
Reinvested earnings/(accumulated deficit)	(1,360)	32	(1,008)
Accumulated other comprehensive income/(loss)	(618)	(1,088)	(628)
Total Stockholders’ Equity	2,753	2,866	3,087
Total Liabilities and Stockholders’ Equity	$11,292	$10,372	$11,801

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 304.8 million, 219.9 million and 304.6 million as of May 3, 2014, May 4, 2013 and February 1, 2014, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
($ in millions)	May 3, 2014	May 4, 2013
Cash flows from operating activities
Net income/(loss)	$(352)	$(348)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	2	37
Asset impairments and other charges	2	2
Net gain on sale of non-operating assets	(12)	—
Net gain on sale of operating assets	(1)	(16)
Depreciation and amortization	158	136
Benefit plans	(9)	17
Stock-based compensation	7	5
Deferred taxes	(5)	(164)
Change in cash from:
Inventory	100	(457)
Prepaid expenses and other assets	(27)	50
Merchandise accounts payable	(107)	85
Current income taxes	10	55
Accrued expenses and other	(37)	(154)
Net cash provided by/(used in) operating activities	(271)	(752)
Cash flows from investing activities
Capital expenditures	(80)	(214)
Net proceeds from sale of non-operating assets	15	—
Net proceeds from sale of operating assets	2	18
Net cash provided by/(used in) investing activities	(63)	(196)
Cash flows from financing activities
Proceeds from short-term borrowings	—	850
Payments of capital leases and note payable	(5)	(5)
Payments of long-term debt	(5)	—
Financing costs	—	(8)
Proceeds from stock options exercised	—	5
Tax withholding payments for vested restricted stock	(1)	(3)
Net cash provided by/(used in) financing activities	(11)	839
Net increase/(decrease) in cash and cash equivalents	(345)	(109)
Cash and cash equivalents at beginning of period	1,515	930
Cash and cash equivalents at end of period	$1,170	$821
Supplemental cash flow information
Income taxes received/(paid), net	(3)	90
Interest received/(paid), net	(126)	(84)
Supplemental non-cash investing and financing activity
Property contributed to joint venture	30	—
Increase/(decrease) in other accounts payable related to purchases of property and equipment	1	280

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
These unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying unaudited Interim Consolidated Financial Statements, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (2013 Form 10-K). We follow substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2013 Form 10-K. The February 1, 2014 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2013 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended May 3, 2014” and “three months ended May 4, 2013” refer to the 13-week periods ended May 3, 2014 and May 4, 2013, respectively. Fiscal years 2014 and 2013 contain 52 weeks.
Basis of Consolidation
All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income/(loss) in any period.
Use of Estimates and Assumptions
The preparation of unaudited Interim Consolidated Financial Statements, in conformity with GAAP, requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to: inventory valuation under the retail method, specifically permanent reductions to retail prices (markdowns), permanent devaluation of inventory (markdown accruals) and adjustments for shortages (shrinkage); valuation of long-lived assets and indefinite-lived intangible assets for impairments; reserves for closed stores, workers’ compensation and general liability (insurance), environmental contingencies, income taxes and litigation; and pension and other postretirement benefits accounting. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

2. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended
(in millions, except per share data)	May 3, 2014	May 4, 2013
Earnings/(loss)
Net income/(loss)	$(352)	$(348)
Shares
Weighted average common shares outstanding (basic shares)	305.0	219.9
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—
Weighted average shares assuming dilution (diluted shares)	305.0	219.9
EPS
Basic	$(1.15)	$(1.58)
Diluted	$(1.15)	$(1.58)
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended
(Shares in millions)	May 3, 2014	May 4, 2013
Stock options, restricted stock awards and warrant	24.7	25.4
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
As of the end of the first quarter of 2014, we had $650 million of borrowings outstanding under the 2013 Credit Facility. The borrowing bears interest at a rate of LIBOR plus 3.0%. As of the end of the first quarter of 2014, we had $501 million in standby and import letters of credit outstanding under the 2013 Credit Facility, the majority of which were standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. The applicable rate for standby and import letters of credit was 3.00% and 1.50%, respectively, while the required commitment fee was 0.50% for the unused portion of the 2013 Credit Facility. As of the end of the first quarter of

2014, we had $699 million available for future borrowing, of which $514 million was accessible due to the limitation of the fixed charge coverage ratio.
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
REIT Assets Measured on a Recurring Basis
During 2013 and 2012, we sold all of our investments in public REIT assets. The market value of our investment in public REIT assets were accounted for as available-for-sale securities and were carried at fair value on an ongoing basis in Other assets in the unaudited Interim Consolidated Balance Sheets. We determined the fair value of our investments in REITs using quoted market prices. There were no transfers in or out of any levels during any period presented. Our REIT assets measured at fair value were as follows:

REIT Assets at Fair Value
($ in millions)	Cost Basis	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
May 3, 2014	$—	$—	$—	$—
May 4, 2013	7	37	—	—
February 1, 2014	—	—	—	—

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	May 3, 2014		May 4, 2013		February 1, 2014
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$4,857	$4,363	$2,868	$2,670	$4,862	$4,209
Cost investment	—	—	36	—	—	—
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. The cost investment was for equity securities that were not registered and freely tradable shares and their fair values were not readily determinable; however, we believe the carrying value approximated or was less than the fair value.
As of May 3, 2014, May 4, 2013 and February 1, 2014, the fair values of cash and cash equivalents, accounts payable and short-term borrowings approximated their carrying values due to the short-term nature of these instruments. In addition, the fair values of capital lease commitments and the note payable approximated their carrying values. These items have been excluded from the table above.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.

5. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the three months ended May 3, 2014:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
February 1, 2014	304.6	$152	$4,571	$(1,008)	$(628)	$3,087
Net income/(loss)	—	—	—	(352)	—	(352)
Other comprehensive income/(loss)	—	—	—	—	10	10
Stock-based compensation	0.2	—	8	—	—	8
May 3, 2014	304.8	$152	$4,579	$(1,360)	$(618)	$2,753

Comprehensive Income
The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	Three Months Ended
	May 3, 2014			May 4, 2013
($ in millions)	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount
REITs
Unrealized gain/(loss)	$—	$—	$—	$4	$(1)	$3
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	17	(6)	11	44	(16)	28
Reclassification for amortization of prior service (credit)/cost	(1)	—	(1)	(1)	—	(1)
Total	$16	$(6)	$10	$47	$(17)	$30
The following table shows the changes in accumulated other comprehensive income/(loss) balances for the three months ended May 3, 2014:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Accumulated Other Comprehensive Income/(Loss)
February 1, 2014	$(609)	$(19)	$(628)
Other comprehensive income/(loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	11	(1)	10
Net current-period other comprehensive income	11	(1)	10
May 3, 2014	$(598)	$(20)	$(618)

Reclassifications out of accumulated other comprehensive income/(loss) are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)		Line Item in the Unaudited Interim Consolidated Statements of Operations
	Three Months Ended
($ in millions)	May 3, 2014	May 4, 2013
Amortization of retirement benefit plans
Actuarial loss/(gain)(1)	17	44	Pension
Prior service cost/(credit)(1)	1	1	Pension
Prior service cost/(credit)(1)	(2)	(2)	SG&A
Tax (expense)/benefit	(6)	(16)	Income tax expense/(benefit)
Total, net of tax	10	27
Total reclassifications	$10	$27

(1)	These accumulated other comprehensive components are included in the computation of net periodic benefits expense/(income). See Note 7 for additional details.
6. Stock-Based Compensation
We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan. On May 18, 2012, our stockholders approved the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan (2012 Plan), reserving 7 million shares for future grants (1.5 million newly authorized shares plus up to 5.5 million reserved but unissued shares from our prior 2009 Long-Term Incentive Plan (2009 Plan)). In addition, shares underlying any outstanding stock award or stock option grant canceled prior to vesting or exercise become available for use under the 2012 Plan. The 2009 Plan terminated on May 18, 2012, except for outstanding awards, and all subsequent awards have been granted under the 2012 Plan. As of May 3, 2014, there were approximately 3.1 million shares of stock available for future grant under the 2012 Plan.
On May 16, 2014, our stockholders approved the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan (2014 Plan), which has a fungible share design in which each stock option will count as one share issued and each stock award will count as two shares issued. The 2014 Plan reserves 16 million shares or 32 million options for future grants.
Stock-based compensation expense for the three months ended May 3, 2014 and May 4, 2013 was $10 million and $14 million, respectively. During the first quarter of 2014, the Company granted the following stock-based compensation awards:

	Restricted Stock Units (RSU)		Stock Options		Weighted Average Grant Date Fair Value
Grant Date	Time-based	Performance-based	Performance-based	Weighted Average Exercise Price
March 3, 2014	25,000	—	—	$—	$7.96
March 20, 2014	2,328,000	329,000	2,322,000	8.36	6.09
March 27, 2014	84,000	—	185,000	8.97	5.59
Total	2,437,000	329,000	2,507,000	8.41	6.07

Performance-based stock options and awards that ultimately vest are dependent on market performance targets measured by either the performance of the Company’s common stock (market condition) or on the achievement of a 2014 internal profitability target (performance condition).

In addition, on March 20, 2014, we granted approximately 2.3 million phantom units as part of our management incentive compensation plan, which are similar to RSUs in that the number of units granted was based on the price of our stock, but the units will be settled in cash based on the value of our stock on the vesting date, limited to $16.72 per phantom unit. The fair value of the awards is remeasured at each reporting period and was $8.58 per share as of May 3, 2014. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in Other accounts payable and accrued expenses in our unaudited Interim Consolidated Balance Sheets.

7. Retirement Benefit Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan), non-contributory supplemental pension plans and contributory postretirement health and welfare plan were as follows:

	Three Months Ended
($ in millions)	May 3, 2014	May 4, 2013
Primary Pension Plan
Service cost	$15	$20
Interest cost	53	51
Expected return on plan assets	(87)	(85)
Amortization of actuarial loss/(gain)	13	38
Amortization of prior service cost/(credit)	1	1
Net periodic benefit expense/(income)	$(5)	$25

Supplemental Pension Plans
Service cost	$—	$—
Interest cost	2	3
Amortization of actuarial loss/(gain)	4	6
Amortization of prior service cost/(credit)	—	—
Net periodic benefit expense/(income)	$6	$9

Primary and Supplemental Pension Plans Total
Service cost	$15	$20
Interest cost	55	54
Expected return on plan assets	(87)	(85)
Amortization of actuarial loss/(gain)	17	44
Amortization of prior service cost/(credit)	1	1
Net periodic benefit expense/(income)	$1	$34

Postretirement Health and Welfare Plan
Service cost	$—	$—
Interest cost	—	—
Amortization of actuarial loss/(gain)	—	—
Amortization of prior service cost/(credit)	(2)	(2)
Net periodic benefit expense/(income)	$(2)	$(2)

Retirement Benefit Plans Total
Service cost	$15	$20
Interest cost	55	54
Expected return on plan assets	(87)	(85)
Amortization of actuarial loss/(gain)	17	44
Amortization of prior service cost/(credit)	(1)	(1)
Net periodic benefit expense/(income)	$(1)	$32
Net periodic benefit expense/(income) for our noncontributory postretirement health and welfare plan was predominantly included in SG&A expense in the unaudited Interim Consolidated Statements of Operations.

Defined Contribution Plans
Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain members of management. Total expense for our defined contribution plans for the first quarters of 2014 and 2013 was $13 million and $14 million, respectively, and was predominantly included in SG&A expenses in the unaudited Interim Consolidated Statements of Operations.
8. Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Cumulative Amount Through May 3, 2014
($ in millions)	May 3, 2014	May 4, 2013
Home office and stores	$12	$28	$214
Store fixtures	—	28	133
Management transition	7	16	215
Other	3	—	126
Total	$22	$72	$688

Home office and stores
During the three months ended May 3, 2014 and May 4, 2013, we recorded $12 million and $28 million, respectively, of charges for actions taken to reduce our store and home office expenses. In January 2014, we announced the closing of 33 department stores as part of our turnaround efforts. During the first quarter of 2014, we incurred charges of $12 million for employee termination benefits and lease termination costs associated with the closure of 31 of those stores. We expect to close the remaining two stores during the second and third quarters of 2014. The $28 million of charges in the first quarter of 2013 were associated with employee termination benefits.
Store fixtures
During the three months ended May 4, 2013, we recorded $9 million of charges for the impairment of certain store fixtures related to our former shops strategy that were used in our prototype department store, $6 million of charges for the write off of store fixtures related to the renovations in our home department and $13 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced during 2013.
Management transition
During the three months ended May 3, 2014 and May 4, 2013, we implemented several changes within our management leadership team that resulted in management transition costs of $7 million and $16 million, respectively, for both incoming and outgoing members of management.
Other
During the three months ended May 3, 2014, we recorded $3 million of restructuring charges primarily related to contract termination costs associated with our former shops strategy.

Activity for the restructuring and management transition liability for the three months ended May 3, 2014 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
February 1, 2014	$—	$3	$30	$33
Charges	12	7	3	22
Cash payments	—	(7)	(17)	(24)
Non-cash	—	(2)	—	(2)
May 3, 2014	$12	$1	$16	$29

The non-cash amount represents charges for stock-based compensation expense in conjunction with accelerated vesting related to terminations that did not result in cash expenditures.
9. Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into a joint venture agreement in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas. The new joint venture was formed to develop the contributed property and our proportional share of the joint ventures activities will be recorded in Real estate and other, net. For the three months ended May 3, 2014 and May 4, 2013, real estate and other, net was income of $17 million and $22 million, respectively, and was comprised primarily of sales of non-operating and operating assets as detailed below.
Non-Operating Assets
During the first quarter of 2014, we sold four properties used in our former auto center operations and excess property adjacent to our home office facility not contributed to the new joint venture for net proceeds of $15 million, resulting in net gains totaling $12 million.
Operating Assets
During the first quarter of 2014, we sold a former department store location with a net book value of $1 million for net proceeds of $2 million, realizing a gain of $1 million. During the first quarter of 2013, we sold our leasehold interest in a former department store location with a net book value of $2 million for net proceeds of $18 million, realizing a gain of $16 million.
10. Income Taxes
Income taxes for the three months ended May 3, 2014 was an expense of $8 million compared to a benefit of $199 million for the three months ended May 4, 2013. The effective tax rate for the three months ended May 3, 2014 was 2.3% as compared to (36.4)% for the three months ended May 4, 2013. Our effective tax rate for the three months ended May 3, 2014 was impacted by a net increase to the tax valuation allowance for deferred tax assets of $120 million.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring carryforwards. Accordingly, in the first quarter of 2014, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in net operating loss (NOL) carryforwards. A valuation allowance of $424 million has been recorded against our deferred tax assets as of May 3, 2014, which resulted in an increase to the valuation allowance during the quarter ended May 3, 2014 of $120 million.
The net tax expense of $8 million for the three months ended May 3, 2014 consists of a federal audit adjustment of $12 million, state and foreign tax expenses of $2 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $6 million non-cash benefit relating to other comprehensive income and a $2 million benefit on settlement of certain state audits. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $6 million in operating results, offset by a $6 million charge to other comprehensive income for the quarter.
As of May 3, 2014, we have approximately $2.4 billion of net operating losses available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $45 million of tax credit carryforwards that expire at various dates through 2034. For these NOL and tax credit carryforwards a net deferred tax asset of $545 million has been recorded, net of a valuation allowance of $282 million. A net deferred tax asset of $29 million, net of a valuation allowance of $142 million, has been recorded for state NOL carryforwards that expire at various dates through 2034.

11. Litigation, Other Contingencies and Guarantees
Litigation
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs seek primarily to prevent the Company from implementing our partnership agreement with MSLO as it relates to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation. The parties did not reach a settlement, and the trial continued on April 8, 2013. The parties concluded their presentations of evidence on April 26, 2013, and completed post-trial briefs in late May, 2013. The court held closing arguments on August 1, 2013. The court has not yet issued a final decision in the case. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories.  On January 2, 2014, MSLO and Macy's announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Other Legal Proceedings
We are subject to various other legal and governmental proceedings involving routine litigation incidental to our business. Reserves have been established based on our best estimates of our potential liability in certain of these matters. These estimates were developed in consultation with in-house and outside counsel. While no assurance can be given as to the ultimate outcome of these matters, management currently believes that the final resolution of these actions, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Contingencies
As of May 3, 2014, we estimated our total potential environmental liabilities to range from $17 million to $24 million and recorded our best estimate of $19 million in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Guarantees
As of May 3, 2014, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

In addition, in connection with the sale of the operations of our catalog outlet stores, we assigned leases on certain outlet store locations to the purchaser.  In the event that the purchaser fails to make the required lease payments, we continue for a period of time to be liable for lease payments to the landlords of several of the leased stores. The purchaser's obligations under the lease are guaranteed to us by certain principals and affiliates of the purchaser. However, the purchaser has elected to exit the outlet business and is attempting to terminate the leases with the landlords. Consequently, we expect that our continuing obligations under each lease will be extinguished in connection with each termination. As of May 3, 2014, our maximum liability in connection with the assigned leases was $6 million.
12. Effect of New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, Accounting Standards Codification (ASC) Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for us beginning in fiscal 2017 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows and financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to FASB Accounting Standards Codification (ASC) Topic 205, Presentation of Financial Statements, and FASB ASC Topic 360, Property, Plant and Equipment. The update revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This ASU is effective for us prospectively beginning in fiscal 2015, with early adoption permitted.

In July 2013, the FASB issued ASU 2013-11,  Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. This update provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The provisions of this update were effective February 2, 2014 for the Company and were applied prospectively. The implementation of this guidance resulted in a reclassification of $45 million between Deferred taxes and Other liabilities and did not have a significant impact on the Company's results of operations, cash flows, financial position, or disclosures.
13. Subsequent Event

On May 14, 2014, JCP entered into a commitment letter (Commitment Letter) with Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., Barclays Bank PLC and Goldman Sachs Bank USA (collectively, the Commitment Parties), under which the Commitment Parties have committed, subject to the terms and conditions set forth in the Commitment Letter, to provide JCP with a $2.35 billion senior secured asset-based revolving credit and term loan facility (2014 Credit Facility). The 2014 Credit Facility will replace the 2013 Credit Facility and is expected to mature five years from the closing date. As with the 2013 Credit Facility, borrowing availability under the 2014 Credit Facility will vary according to levels of inventory, credit card receivables and accounts receivable. The 2014 Credit Facility will be secured by collateral substantially similar to the 2013 Credit Facility.

All borrowings under the 2014 Credit Facility will accrue interest at a rate equal to, at the Company’s option, a base rate or an adjusted LIBOR rate plus a spread. The proceeds of the 2014 Credit Facility will be used (a) to repay or refinance all or a portion of the outstanding borrowings under the 2013 Credit Facility, (b) to pay costs, expenses and fees in connection with the 2014 Credit Facility and other related transactions, and (c) for working capital and general corporate purposes. The 2014 Credit Facility will be guaranteed by J. C. Penney Company, Inc., JCP, Purchasing and certain of JCP’s subsidiaries.

The commitment by the Commitment Parties to provide the 2014 Credit Facility is subject to, among other things, execution of a definitive loan agreement and other loan documentation and the satisfaction of other customary conditions precedent for financings of this type.

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
This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. It should be read in conjunction with our consolidated financial statements as of February 1, 2014, and for the year then ended, and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (2013 Form 10-K). Unless otherwise indicated, all references to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.
First Quarter Summary and Key Developments

▪
For the first quarter of 2014, sales were $2,801 million, an increase of 6.3% as compared to the corresponding quarter in 2013. Comparable store sales increased 7.4% for the first quarter of 2014. During the first quarter of 2014, we simplified our comparable store sales calculation to better reflect year-over-year comparability. Certain items, such as sales return estimates and liquidation sales, are now excluded from the calculation. Under the old methodology, comparable store sales in the first quarter increased 6.2%. The increase in sales for the period was a result of our efforts to re-merchandise many areas of the store and our new marketing campaign.

▪
For the first quarter of 2014, gross margin as a percentage of sales was 33.1% compared to 30.8% in the same period last year. Gross margin as a percentage of sales increased compared to last year primarily from the change in merchandise mix largely related to fewer units of clearance merchandise sold slightly offset by lower clearance margins.

▪
Selling, general and administrative (SG&A) expenses decreased $69 million, or 6.4%, for the first quarter of 2014 as compared to the corresponding quarter in 2013. These savings were primarily driven by lower corporate support costs, advertising and improved credit income.

▪
In the first quarter of 2014, we recognized tax expense of $8 million, reflecting a significant reduction in tax benefits typically recognized from federal and state loss carryforwards due to the recognition of a net tax valuation allowance of $120 million during the quarter, which negatively impacted EPS by $0.39.

▪
For the first quarter of 2014, our net loss was $352 million, or $1.15 per share, compared to a net loss of $348 million, or $1.58 per share, for the corresponding prior year quarter. Results for this quarter included $22 million, or $0.07 per share, of restructuring and management transition charges, $12 million, or $0.04 per share, for the net gain on the sale of non-operating assets, qualified defined benefit pension plan (Primary Pension Plan) income of $5 million, or $0.02 per share, and $6 million, or $0.02 per share, of tax benefit that resulted from our other comprehensive income allocation between our operating loss and the amortization of net actuarial losses and prior service credits from Accumulated other comprehensive income.

▪
On May 15, 2014, we announced that we obtained a fully committed and underwritten $2.35 billion senior secured asset-backed credit facility to replace our existing $1.85 billion asset-backed credit facility, which expires in April 2016. This financing is expected to provide better pricing terms and add $500 million of incremental liquidity during peak seasonal needs and increase 2014 year end liquidity by approximately $100 million. We expect to close the facility during the second quarter of 2014.

Results of Operations

	Three Months Ended
($ in millions, except EPS)	May 3, 2014	May 4, 2013
Total net sales	$2,801	$2,635
Percent increase/(decrease) from prior year	6.3%	(16.4)%
Comparable store sales increase/(decrease)(1)	7.4%	(17.0)%
Gross margin	926	812
Operating expenses/(income):
Selling, general and administrative	1,009	1,078
Primary pension plan	(5)	25
Supplemental pension plans	6	9
Total pension	1	34
Depreciation and amortization	158	136
Real estate and other, net	(17)	(22)
Restructuring and management transition	22	72
Total operating expenses	1,173	1,298
Operating income/(loss)	(247)	(486)
Adjusted operating income/(loss) (non-GAAP)(2)	(242)	(389)
Net interest expense	97	61
Income/(loss) before income taxes	(344)	(547)
Income tax expense/(benefit)	8	(199)
Net income/(loss)	$(352)	$(348)
Adjusted net income/(loss) (non-GAAP)(2)	$(353)	$(289)
Diluted EPS	$(1.15)	$(1.58)
Adjusted diluted EPS (non-GAAP)(2)	$(1.16)	$(1.31)
Ratios as a percent of sales:
Gross margin	33.1%	30.8%
SG&A	36.0%	40.9%
Total operating expenses	41.9%	49.3%
Operating income/(loss)	(8.8)%	(18.5)%
Adjusted operating income/(loss) (non-GAAP)(2)	(8.6)%	(14.8)%

(1)
Comparable store sales include sales from all stores that have been open for 12 consecutive full fiscal months and Internet sales through jcp.com. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closure remain in the calculations. Beginning in the first quarter of 2014, the Company simplified its comparable store sales calculation to better reflect year-over-year comparability. Certain items, such as sales return estimates and liquidation sales, are now excluded from the Company’s calculation. Comparable store sales for the first quarter of 2013 has been adjusted to reflect this new methodology.

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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, the impact of our Primary Pension Plan and the net gain on the sale of non-operating assets. Unlike other operating expenses, restructuring and management transition charges and the net gain on the sale of non-operating assets are not directly related to our ongoing core business operations. Primary Pension Plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense/(income) in its entirety as we view all components of net periodic benefit expense/(income) as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, Primary Pension Plan expense/(income) and the net gain on the sale of non-operating assets on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted net income/(loss); and (3) adjusted diluted EPS.
Adjusted Operating Income/(Loss). The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income/(loss), a non-GAAP financial measure:

	Three Months Ended
($ in millions)	May 3, 2014	May 4, 2013
Operating income/(loss) (GAAP)	$(247)	$(486)
As a percent of sales	(8.8)%	(18.5)%
Add: Restructuring and management transition charges	22	72
Add: Primary pension plan expense/(income)	(5)	25
Less: Net gain on sale of non-operating assets	(12)	—
Adjusted operating income/(loss) (non-GAAP)	$(242)	$(389)
As a percent of sales	(8.6)%	(14.8)%
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, non-GAAP financial measures:

	Three Months Ended
($ in millions, except per share data)	May 3, 2014		May 4, 2013
Net income/(loss) (GAAP)	$(352)		$(348)
Diluted EPS (GAAP)	$(1.15)		$(1.58)
Add: Restructuring and management transition charges, net of tax of $- and $28	22	(2)	44	(1)
Add: Primary pension plan expense/(income), net of tax of $- and $10	(5)	(3)	15	(1)
Less: Net gain on sale of non-operating assets, net of tax of $- and $-	(12)	(4)	—
Less: Tax benefit resulting from other comprehensive income allocation	(6)	(5)	—
Adjusted net income/(loss) (non-GAAP)	$(353)		$(289)
Adjusted diluted EPS (non-GAAP)	$(1.16)		$(1.31)

(1)	Tax effect was calculated using the Company's statutory rate of 38.82%.

(2)	The three months ended May 3, 2014 reflected no tax effect due to the impact of the Company's tax valuation allowance.

(3)	The tax effect was included in the line item Tax benefit resulting from other comprehensive income allocation. See footnote 5 below.

(4)	Tax effect represented state taxes payable in separately filing states related to the sale of the non-operating assets.

(5)
Tax benefit that resulted from our other comprehensive income allocation between our operating loss and the amortization of net actuarial losses and prior service credits from Accumulated other comprehensive income.

Total Net Sales

	Three Months Ended
($ in millions)	May 3, 2014	May 4, 2013
Total net sales	$2,801	$2,635
Sales percent increase/(decrease):
Total net sales	6.3%	(16.4)%
Comparable store sales (1)	7.4%	(17.0)%

(1)
Beginning in the first quarter of 2014, the Company simplified its comparable store sales calculation to better reflect year-over-year comparability. Certain items, such as sales return estimates and liquidation sales, are now excluded from the Company’s calculation. Comparable store sales for the first quarter of 2013 has been adjusted to reflect this new methodology.

For the first three months of 2014, total net sales increased $166 million from the same period last year. The following table provides the components of the net sales increase:

Three Months Ended
($ in millions)	May 3, 2014
Comparable store sales increase/(decrease)	$191
New and closed stores, net	5
Other revenues and sales adjustments	(30)
Total net sales increase/(decrease)	$166
Store Count
The following table compares the number of stores and gross selling space for the three months ended May 3, 2014 and May 4, 2013:

	Three Months Ended
	May 3, 2014	May 4, 2013
JCPenney department stores
Beginning of period	1,094	1,104
Closed stores	(31)	(2)
End of period(1)	1,063	1,102
The Foundry Big and Tall Supply Co.(2)	9	10

(1)	Gross selling space was 108 million square feet as of May 3, 2014 and 111 million square feet as of May 4, 2013.

(2)	Gross selling space was 46 thousand square feet as of May 3, 2014 and 51 thousand square feet as of May 4, 2013. During the first quarter of 2014, we closed one store location.
For the first three months of 2014, comparable store sales increased 7.4%, which represented our second consecutive quarter with a comparable store sales gain. Comparable sales for Internet increased 25.7% and total Internet sales were $267 million. Total net sales increased 6.3% to $2,801 million compared with $2,635 million last year. During the first quarter of 2014, we simplified our comparable store sales calculation to better reflect year-over-year comparability. Certain items, such as sales return estimates and liquidation sales, are now excluded from the calculation. Under the old methodology, comparable store sales in the first quarter increased 6.2%.

During 2013, we began editing our merchandise assortments and undertaking several merchandise initiatives to make assortments more compelling to customers, reintroducing some of our private brands and returning the majority of our business to a promotional model. Both total net sales and comparable store sales increased during the quarter as we continued to experience a positive response to these rebuilding efforts. Internet sales experienced a larger increase during the quarter as compared to our stores primarily as a result of better in-stock merchandise positions, improvements in site performance and a favorable response to our promotional activity.
Based on a sample of our mall and off-mall stores, our store traffic decreased and conversion rate increased during the quarter compared to the first quarter last year. While still negative for the quarter, store traffic improved sequentially versus the fourth quarter of last year and was positive during the month of April as well as during key promotional and holiday periods. The total number of store transactions and units sold and the average number of units per transaction increased in the quarter as compared to the corresponding prior year period. Women’s and Men’s apparel, Home, and Fine Jewelry were the Company's merchandise divisions that experienced the highest sales gain during the quarter. Geographically, all regions delivered sales gains over the same period last year with the best performance in the western and central regions of the country.

Gross Margin
Gross margin for the three months ended May 3, 2014 was $926 million, an increase of $114 million compared to $812 million for the three months ended May 4, 2013. Gross margin as a percentage of sales for the three months ended May 3, 2014 was 33.1% compared to 30.8% for the three months ended May 4, 2013. The 230 basis point increase resulted primarily from the change in merchandise mix largely related to fewer units of clearance merchandise sold slightly offset by lower clearance margins as compared to the first quarter of 2013 and higher re-ticketing costs in the corresponding prior year period.

SG&A Expenses
For the three months ended May 3, 2014, SG&A expenses were $69 million lower than the three months ended May 4, 2013. As a percent of sales, SG&A expenses decreased to 36.0% compared to 40.9% in the first quarter of 2013, as we were able to better manage our expenses throughout the business and leverage our costs against higher sales. The net $69 million decrease was driven primarily by lower corporate support and advertising costs and higher income from the JCPenney private label credit card activities, which is recorded as a reduction of our SG&A expenses.

Pension Expense

	Three Months Ended
($ in millions)	May 3, 2014	May 4, 2013
Primary Pension Plan	$(5)	$25
Supplemental pension plans	6	9
Total pension expense	$1	$34
Total pension expense, which consists of expense/(income) from our Primary Pension Plan and our supplemental pension plans, is based on our 2013 year-end measurement of pension plan assets and benefit obligations. For the first three months of 2014, we had income of $5 million related to our Primary Pension Plan compared to expense of $25 million in the prior year corresponding period. The change to income for our Primary Pension Plan is primarily a result of improved asset performance in prior periods, a higher base of plan assets and a 70 basis point increase in our discount rate. Our supplemental pension plans expense decreased $3 million for the first quarter of 2014 to $6 million, as compared to $9 million in the corresponding prior year period.
Depreciation and Amortization Expense
For the first three months of 2014, depreciation and amortization expense increased $22 million to $158 million from $136 million last year. This increase is a result of our investment and replacement of store fixtures in connection with the implementation of our former shops strategy. Depreciation and amortization expense for the three months ended May 4, 2013 excludes $13 million of increased depreciation as a result of shortening the useful lives of store fixtures in our department stores that were replaced during 2013 with the build out of our home department and other attractions. These amounts were included in the line Restructuring and management transition in the unaudited Interim Consolidated Statements of Operations.

Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended
($ in millions)	May 3, 2014	May 4, 2013
Home office and stores	$12	$28
Store fixtures	—	28
Management transition	7	16
Other	3	—
Total	$22	$72

Home office and stores
During the three months ended May 3, 2014 and May 4, 2013, we recorded $12 million and $28 million, respectively, of charges for actions taken to reduce our store and home office expenses. In January 2014, we announced the closing of 33 department stores as part of our turnaround efforts. During the first quarter of 2014, we incurred charges of $12 million for employee termination benefits and lease termination costs associated with the closure of 31 of those stores. We expect to close the remaining two stores during the second and third quarters of 2014. The $28 million of charges in the first quarter of 2013 were associated with employee termination benefits.
Store fixtures
During the three months ended May 4, 2013, we recorded $9 million of charges for the impairment of certain store fixtures related to our former shops strategy that were used in our prototype department store, $6 million of charges for the write off of store fixtures related to the renovations in our home department and $13 million of increased depreciation as a result of shortening the useful lives of fixtures in our department stores that were replaced during 2013.
Management transition
During the three months ended May 3, 2014 and May 4, 2013, we implemented several changes within our management leadership team that resulted in management transition costs of $7 million and $16 million, respectively, for both incoming and outgoing members of management.
Other
During the three months ended May 3, 2014, we recorded $3 million of restructuring charges primarily related to contract termination costs associated with our former shops strategy.
Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into a joint venture agreement in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas. The new joint venture was formed to develop the contributed property and our proportional share of the joint ventures activities will be recorded in Real estate and other, net. For the three months ended May 3, 2014 and May 4, 2013, real estate and other, net was income of $17 million and $22 million, respectively, and was comprised primarily of sales of non-operating and operating assets as detailed below.
Non-Operating Assets
During the first quarter of 2014, we sold four properties used in our former auto center operations and excess property adjacent to our home office facility not contributed to the new joint venture for net proceeds of $15 million, resulting in net gains totaling $12 million.
Operating Assets
During the first quarter of 2014, we sold a former department store location with a net book value of $1 million for net proceeds of $2 million, realizing a gain of $1 million. During the first quarter of 2013, we sold our leasehold interest in a former department store location with a net book value of $2 million for net proceeds of $18 million, realizing a gain of $16 million.

Operating Income/(Loss) and Adjusted Operating Income/(Loss)
For the three months ended May 3, 2014, we reported an operating loss of $247 million compared to an operating loss of $486 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan and the net gain on the sale of non-operating assets, adjusted operating loss improved $147 million to an adjusted operating loss of $242 million for the three months ended May 3, 2014 compared to an adjusted operating loss of $389 million for the prior year corresponding period.
Net Interest Expense
For the three months ended May 3, 2014, net interest expense was $97 million compared to $61 million in the prior year corresponding period. The increase in net interest expense for the period is primarily related to the increased interest expense associated with the borrowings under our revolving credit facility and the $2.25 billion five-year senior secured term loan that was entered into on May 22, 2013.
Income Taxes
Income taxes for the three months ended May 3, 2014 was an expense of $8 million compared to a benefit of $199 million for the three months ended May 4, 2013. Income taxes for the three months ended May 3, 2014 were impacted by a net increase to the tax valuation allowance for deferred tax assets of $120 million.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Beginning in the second quarter of 2013 and for each quarter thereafter, our estimate of the realization of deferred tax assets was based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards. Accordingly, in the first quarter of 2014, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards. As of May 3, 2014, a valuation allowance of $424 million has been recorded against our deferred tax assets.

For the three months ended May 3, 2014, we recorded a net tax expense of $8 million after the valuation allowance increase, which included $2 million of state and foreign income tax expense related to jurisdictions where NOL carryforwards were limited or unavailable, a $12 million federal audit adjustment and $2 million of expense related to the deferred asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $6 million non-cash benefit relating to other comprehensive income and a $2 million benefit on the settlement of certain state audits.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility entered into on February 8, 2013 in an amount up to $1.850 billion (2013 Credit Facility). Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the first quarter of 2014 with $1,170 million of cash and cash equivalents, an increase of $349 million from the prior year corresponding period. We have $699 million available under our 2013 Credit Facility for future borrowing, of which $514 million is currently accessible due to the limitation of the fixed charge coverage ratio. On May 15, 2014, we announced that we have obtained a fully committed and underwritten $2.350 billion senior secured asset-based revolving credit and term loan facility to replace our existing 2013 Credit Facility, which was set to mature in April 2016. This financing is expected to provide better pricing terms and add up to $500 million of incremental liquidity during peak seasonal needs. We expect to close the facility during the second quarter of 2014. As of the end of the first quarter of 2014, our total available liquidity was $1.684 billion.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Three Months Ended
($ in millions)	May 3, 2014	May 4, 2013
Cash and cash equivalents	$1,170	$821
Merchandise inventory	2,835	2,798
Property and equipment, net	5,510	5,690

Total debt(1)	5,594	3,826
Stockholders’ equity	2,753	2,866
Total capital	8,347	6,692
Maximum capacity under our credit agreement	1,850	1,850
Short-term borrowings under our credit agreement	650	850
Cash flow from operating activities	(271)	(752)
Free cash flow (non-GAAP)(2)	(349)	(948)
Capital expenditures(3)	80	214
Ratios:
Total debt-to-total capital(4)	67%	57%
Cash-to-total debt(5)	21%	21%

(1)	Total debt includes long-term debt, including current maturities, capital leases, note payable and our current borrowing under our 2013 Credit Facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the first quarters of 2014 and 2013, we had accrued capital expenditures of $26 million and $335 million, respectively.

(4)	Total debt divided by total capitalization.

(5)	Cash and cash equivalents divided by total debt.
Free Cash Flow (Non-GAAP)
Free cash flow is a key financial measure of our ability to generate additional cash from operating our business and in evaluating our financial performance. We define free cash flow as cash flow from operating activities, less capital expenditures plus the proceeds from the sale of operating assets. Free cash flow is a relevant indicator of our ability to repay maturing debt, revise our dividend policy or fund other uses of capital that we believe will enhance stockholder value. Free cash flow is considered a non-GAAP financial measure under the rules of the SEC. Free cash flow is limited and does not represent remaining cash flow available for discretionary expenditures due to the fact that the measure does not deduct payments required for debt maturities, pay-down of off-balance sheet pension debt, and other obligations or payments made for business acquisitions. Therefore, it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended
($ in millions)	May 3, 2014	May 4, 2013
Net cash provided by/(used in) operating activities (GAAP)	$(271)	$(752)
Add:
Proceeds from sale of operating assets	2	18
Less:
Capital expenditures(1)	(80)	(214)
Free cash flow (non-GAAP)	$(349)	$(948)

(1)	As of the end of the first quarters of 2014 and 2013, we had accrued capital expenditures of $26 million and $335 million, respectively.
Free cash flow for the three months ended May 3, 2014 improved $599 million to an outflow of $349 million compared to an outflow of $948 million in the same period last year. The increase was primarily a result of the increase in sales and resulting decrease in cash used to fund operating activities and a decrease in capital expenditures during the period when compared to the corresponding prior year period.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flow from operating activities for the three months ended May 3, 2014, increased $481 million to an outflow of $271 million compared to an outflow of $752 million for the same period last year. Our net loss for the three months ended May 3, 2014 of $352 million includes significant expenses and charges that do not impact operating cash flow including depreciation and amortization, pension income and deferred taxes. The overall decrease in cash used in operations for the three months ended May 3, 2014 related to the overall better management of inventory during the period, including lower inventory levels and improved mix of merchandise, net of the related merchandise payable.
Merchandise inventory increased $37 million to $2,835 million, or 1.3%, as of the end of the first quarter of 2014 compared to $2,798 million as of the end of the first quarter last year.
Investing Activities
Investing activities for the three months ended May 3, 2014 was a cash outflow of $63 million compared to an outflow of $196 million for the same period in 2013. The decrease in the cash outflow from investing activities was primarily a result of decreased capital expenditures.
Cash capital expenditures were $80 million for the three months ended May 3, 2014 compared to $214 million for the three months ended May 4, 2013. In addition, as of the end of the first quarter of 2014, we had $26 million of accrued capital expenditures. The capital expenditures for the first three months of 2014 related primarily to the opening of 30 Sephora inside JCPenney stores, bringing the total to 476 locations.
We continue to anticipate full year 2014 capital expenditures to be approximately $250 million. Capital expenditures for the remainder of 2014 include accrued expenditures of $26 million at the end of the first quarter.
Financing Activities
Financing activities for the three months ended May 3, 2014 resulted in an outflow of $11 million compared to an inflow of $839 million for the same period last year. During the first quarter of 2014, we repaid $5 million on our capital leases and $5 million on the 2013 Term Loan Facility. During the first quarter of 2013, we incurred financing costs of $8 million primarily to amend and restate our revolving credit facility and borrowed $850 million under our 2013 Credit Facility.

Cash Flow Outlook
Subsequent to the end of the first quarter of 2014, we further enhanced our liquidity by obtaining a fully committed and underwritten $2.35 billion senior secured asset-based revolving credit and term loan facility to replace our existing 2013 Credit Facility. This financing is expected to provide better pricing terms and add up to $500 million of additional liquidity during our peak seasonal needs. We expect to close the facility during the second quarter of 2014.

For the remainder of 2014, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs.
2013 Credit Facility
On February 8, 2013, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into an amended and restated revolving credit agreement in the amount up to $1,850 million, which replaced the Company’s prior credit agreement entered into in January 2012, with largely the same syndicate of lenders under the previous agreement, with JPMorgan Chase Bank, N.A., as administrative agent. The 2013 Credit Facility matures on April 29, 2016, increases the letter of credit sublimit to $750 million and provides an accordion feature that could potentially increase the size of the facility by an additional amount not to exceed $400 million.
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
As of the end of the first quarter of 2014, we had $650 million of borrowings outstanding under the 2013 Credit Facility. The borrowing bears interest at a rate of LIBOR plus 3.0%. As of the end of the first quarter of 2014, we had $501 million in standby and import letters of credit outstanding under the 2013 Credit Facility, the majority of which are standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. As of the end of the first quarter of 2014, we had $699 million available for future borrowing, of which $514 million is currently accessible due to the limitation of the fixed charge coverage ratio.
Credit Ratings
Our credit ratings and outlook as of May 30, 2014 were as follows:

	Corporate	Outlook
Fitch Ratings	CCC	Positive
Moody’s Investors Service, Inc.	Caa1	Negative
Standard & Poor’s Ratings Services	CCC+	Stable
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
Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2013 Form 10-K. Our unrecorded contractual obligations related to merchandise have decreased approximately 12% since year end primarily due to the seasonality of our business and updates to our supplier base in the ordinary course of business.

Inflation
Our business is affected by general economic conditions, including changes in prices for labor and commodities such as petroleum, energy and cotton. Over the past few years, the retail industry has experienced some inflationary cost increases; however, our costs were not impacted by inflation in 2013. In 2014, there are inflationary pressures primarily from increases to minimum wages in Southern and Southeastern Asia.  Despite these challenges, we believe our strategy and structure will mitigate some portion of this pressure and it will not have a material impact to overall cost.

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
There were no changes to our critical accounting policies during the three months ended May 3, 2014. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2013 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 12 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the three months ended May 3, 2014 are not necessarily indicative of the results for future quarters or the entire year.
Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements made within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. Words such as "expect" and similar expressions identify forward-looking statements, which include, but are not limited to, statements regarding sales trends, gross margin, liquidity and cost savings. Forward-looking statements are based only on the Company's current assumptions and views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company's control, that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer confidence and spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell us merchandise on a timely basis or at all, trade restrictions, the ability to monetize non-core assets on acceptable terms, the ability to implement our turnaround strategy, customer acceptance of our new strategies, our ability to attract, motivate and retain key executives and other associates, the impact of cost reduction initiatives, our ability to generate or maintain liquidity, implementation of new systems and platforms, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, the ability of the federal government to fund and conduct its operations, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, legal and regulatory proceedings and the Company’s ability to access the debt or equity markets on favorable terms or at all. There can be no assurances that the Company will achieve expected results, and actual results may be materially less than expectations. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results.

For additional discussion on risks and uncertainties, see Item 1A, Risk Factors, in our 2013 Form 10-K. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at May 3, 2014 are similar to those disclosed in the 2013 Form 10-K.
Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the first quarter ended May 3, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs seek primarily to prevent the Company from implementing our partnership agreement with MSLO as it relates to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation. The parties did not reach a settlement, and the trial continued on April 8, 2013. The parties concluded their presentations of evidence on April 26, 2013, and completed post-trial briefs in late May, 2013. The court held closing arguments on August 1, 2013. The court has not yet issued a final decision in the case. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories.  On January 2, 2014, MSLO and Macy's announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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

Class Action Securities Litigation
From October 1, 2013 through October 24, 2013, four purported class action complaints were filed naming the Company, Myron E. Ullman, III and Kenneth H. Hannah as defendants, by the following plaintiffs, individually and on behalf of all others similarly situated, in the U.S. District Court, Eastern District of Texas, Tyler Division: Marcus (filed October 1, 2013), Erdem (filed October 7, 2013), Murphy (filed October 21, 2013) and Gilbert (filed October 24, 2013).  The Marcus, Erdem and Gilbert complaints are purportedly brought on behalf of persons who acquired our common stock during the period from August 20, 2013 through September 26, 2013.  The complaint filed by Murphy is purportedly brought on behalf of persons who acquired our securities, including common stock, debt securities, and purchasers of call and sellers of put options, during the period from May 16, 2013 through September 26, 2013, and also names William A. Ackman, a former member of the Board of Directors, as a defendant.  The complaints allege claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  Plaintiffs claim that the defendants made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused our common stock to trade at artificially inflated prices.  The complaints seek class certification, unspecified compensatory damages, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper.  On December 2, 2013, various parties filed motions with the court seeking consolidation of the pending cases and appointment of lead plaintiff.  On December 17, 2013, Murphy filed a notice of dismissal of his case without prejudice. On February 28, 2014, the Court entered an order consolidating the pending cases and appointed Plaintiff National Shopmen Pension Fund as lead plaintiff and the law firm

Robbins Geller Rudman & Dowd LLP as lead counsel for the class, with Ward & Smith Law Firm as liaison counsel. Plaintiff Aletti Gestielle SGR S.p.A. filed a motion for reconsideration of the appointment, which the Court denied on May 8, 2014. The Court entered a scheduling order on May 13, 2014, requiring that plaintiff file a consolidated amended complaint within 60 days. We believe these class action complaints are without merit and we intend to vigorously defend these lawsuits. While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Other Legal Proceedings
On October 7, 2013, the Company received a letter of inquiry from the Securities and Exchange Commission requesting information regarding the Company’s liquidity, cash position, and debt and equity financing, as well as the Company’s underwritten public offering of common stock announced on September 26, 2013.  On February 13, 2014, the Company received a Termination Letter from the SEC's Fort Worth, Texas office stating that it had concluded its investigation and was not recommending SEC action.

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

On January 3, 2014, the Company received a demand for production of the Company's books and records pursuant to Section 220 of the Delaware General Corporation Law from the law firm Wolf Haldenstein Adler Freeman & Herz LLP on behalf of Bruce Murphy as Trustee of the Bruce G. Murphy Trust. The alleged purpose of the demand is to investigate potential mismanagement and breaches of fiduciary duties by the Company's senior officers and directors in connection with their oversight of the Company's operations and business prospects, including the Company's liquidity profile and capital requirements. The Company has exchanged correspondence with the law firm concerning the demand.
Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2013 Form 10-K.

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
10.1
Fourth Amendment dated February 25, 2014 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013 and the Third Amendment thereto dated October 11, 2013

						†
10.2**	Letter Agreement between J. C. Penney Company, Inc. and Edward J. Record	8-K	001-15274	10.1	2/18/2014
10.3**	Notice of 2014 Performance-Contingent Stock Option Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan for Myron E. Ullman, III	8-K	001-15274	10.1	3/24/2014
** Indicates a management contract or compensatory plan or arrangement.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
10.4**	Form of Notice of 2014 Performance-Contingent Stock Option Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.2	3/24/2014
10.5**	Form of Notice of 2014 Performance-Based Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.3	3/24/2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†
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
Date: June 3, 2014