Form 10-Q
period 2014-08-02
J C PENNEY CO INC
filed 2014-09-08
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 304,836,982 shares of Common Stock of 50 cents par value, as of September 5, 2014.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended August 2, 2014

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Total net sales	$2,799	$2,663	$5,600	$5,298
Cost of goods sold	1,791	1,876	3,666	3,699
Gross margin	1,008	787	1,934	1,599
Operating expenses/(income):
Selling, general and administrative (SG&A)	964	1,026	1,973	2,104
Pension	2	34	3	68
Depreciation and amortization	160	143	318	279
Real estate and other, net	(53)	(68)	(70)	(90)
Restructuring and management transition	5	47	27	119
Total operating expenses	1,078	1,182	2,251	2,480
Operating income/(loss)	(70)	(395)	(317)	(881)
Loss on extinguishment of debt	—	114	—	114
Net interest expense	106	95	203	156
Income/(loss) before income taxes	(176)	(604)	(520)	(1,151)
Income tax expense/(benefit)	(4)	(18)	4	(217)
Net income/(loss)	$(172)	$(586)	$(524)	$(934)
Earnings/(loss) per share:
Basic	$(0.56)	$(2.66)	$(1.72)	$(4.24)
Diluted	$(0.56)	$(2.66)	$(1.72)	$(4.24)
Weighted average shares – basic	305.2	220.6	305.1	220.2
Weighted average shares – diluted	305.2	220.6	305.1	220.2
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income/(loss)	$(172)	$(586)	$(524)	$(934)
Other comprehensive income/(loss), net of tax:
Real estate investment trusts (REITs)
Unrealized gain/(loss)	—	(3)	—	—
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	9	27	20	55
Reclassification for amortization of prior service (credit)/cost	1	—	—	(1)
Total other comprehensive income/(loss), net of tax	10	24	20	54
Total comprehensive income/(loss), net of tax	$(162)	$(562)	$(504)	$(880)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	August 2, 2014	August 3, 2013	February 1, 2014
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$189	$198	$113
Cash short-term investments	847	1,337	1,402
Cash and cash equivalents	1,036	1,535	1,515
Merchandise inventory	2,848	3,155	2,935
Deferred taxes	182	115	193
Prepaid expenses and other	207	209	190
Total current assets	4,273	5,014	4,833
Property and equipment (net of accumulated depreciation of $3,485, $3,067 and $3,315)	5,415	5,820	5,619
Prepaid pension	701	22	663
Other assets	723	798	686
Total Assets	$11,112	$11,654	$11,801
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$984	$1,276	$948
Other accounts payable and accrued expenses	1,176	1,350	1,198
Short-term borrowings	—	850	650
Current portion of capital leases and note payable	30	27	27
Current maturities of long-term debt	28	23	23
Total current liabilities	2,218	3,526	2,846
Long-term capital leases and note payable	44	71	62
Long-term debt	5,323	4,850	4,839
Deferred taxes	364	242	335
Other liabilities	563	645	632
Total Liabilities	8,512	9,334	8,714
Stockholders’ Equity
Common stock(1)	152	110	152
Additional paid-in capital	4,588	3,828	4,571
Reinvested earnings/(accumulated deficit)	(1,532)	(554)	(1,008)
Accumulated other comprehensive income/(loss)	(608)	(1,064)	(628)
Total Stockholders’ Equity	2,600	2,320	3,087
Total Liabilities and Stockholders’ Equity	$11,112	$11,654	$11,801

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 304.8 million, 220.4 million and 304.6 million as of August 2, 2014, August 3, 2013 and February 1, 2014, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Cash flows from operating activities
Net income/(loss)	$(172)	$(586)	$(524)	$(934)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	1	24	3	61
Asset impairments and other charges	2	7	4	9
Net gain on sale of non-operating assets	(9)	(62)	(21)	(62)
Net gain on sale of operating assets	—	(2)	(1)	(18)
Loss on extinguishment of debt	—	114	—	114
Depreciation and amortization	160	143	318	279
Benefit plans	(4)	24	(13)	41
Stock-based compensation	9	11	16	16
Deferred taxes	(14)	(25)	(19)	(189)
Change in cash from:
Inventory	(13)	(357)	87	(814)
Prepaid expenses and other assets	8	(9)	(19)	41
Merchandise accounts payable	143	29	36	114
Current income taxes	(6)	5	4	60
Accrued expenses and other	32	(24)	(5)	(178)
Net cash provided by/(used in) operating activities	137	(708)	(134)	(1,460)
Cash flows from investing activities
Capital expenditures	(61)	(439)	(141)	(653)
Net proceeds from sale of non-operating assets	11	55	26	55
Net proceeds from sale of operating assets	—	1	2	19
Joint venture return of investment	8	—	8	—
Net cash provided by/(used in) investing activities	(42)	(383)	(105)	(579)
Cash flows from financing activities
Proceeds from short-term borrowings	—	—	—	850
Payment on short-term borrowings	(650)	—	(650)	—
Net proceeds from issuance of long-term debt	500	2,180	500	2,180
Premium on early retirement of debt	—	(110)	—	(110)
Payments of capital leases and note payable	(13)	(14)	(18)	(19)
Payments of long-term debt	(6)	(245)	(11)	(245)
Financing costs	(60)	(4)	(60)	(12)
Proceeds from stock options exercised	—	2	—	7
Tax withholding payments for vested restricted stock	—	(4)	(1)	(7)
Net cash provided by/(used in) financing activities	(229)	1,805	(240)	2,644
Net increase/(decrease) in cash and cash equivalents	(134)	714	(479)	605
Cash and cash equivalents at beginning of period	1,170	821	1,515	930
Cash and cash equivalents at end of period	$1,036	$1,535	$1,036	$1,535
Supplemental cash flow information
Income taxes received/(paid), net	(16)	(2)	(19)	88
Interest received/(paid), net	(57)	(152)	(183)	(236)
Supplemental non-cash investing and financing activity
Property contributed to joint venture	—	—	30	—
Increase/(decrease) in other accounts payable related to purchases of property and equipment	(6)	(178)	(5)	102
Financing costs withheld from proceeds of long-term debt	—	70	—	70

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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended August 2, 2014” and “three months ended August 3, 2013” refer to the 13-week periods ended August 2, 2014 and August 3, 2013, respectively. “Six months ended August 2, 2014” or “2014 first half,” and “six months ended August 3, 2013,” or “2013 first half,” refer to the 26-week periods ended August 2, 2014 and August 3, 2013, respectively. Fiscal years 2014 and 2013 contain 52 weeks.
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

2. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Earnings/(loss)
Net income/(loss)	$(172)	$(586)	$(524)	$(934)
Shares
Weighted average common shares outstanding (basic shares)	305.2	220.6	305.1	220.2
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—	—
Weighted average shares assuming dilution (diluted shares)	305.2	220.6	305.1	220.2
EPS
Basic	$(0.56)	$(2.66)	$(1.72)	$(4.24)
Diluted	$(0.56)	$(2.66)	$(1.72)	$(4.24)
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Stock options, restricted stock awards and warrant	26.7	25.0	25.4	25.0
3. Credit Facility
On June 20, 2014, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into a $2,350 million asset-based senior credit facility (2014 Credit Facility), comprised of a $1,850 million revolving line of credit (Revolving Facility) and a $500 million term loan (2014 Term Loan). The 2014 Credit Facility, which matures on June 20, 2019, replaced the Company’s prior credit agreement entered into in February 2013 and contains a letter of credit sublimit of $750 million. Proceeds from the 2014 Term Loan, in addition to $150 million of cash on hand, were used to pay down the $650 million cash borrowings that were outstanding under the previous facility.
The 2014 Credit Facility is an asset-based senior credit facility and is secured by a perfected first-priority security interest in substantially all of our eligible credit card receivables, accounts receivable and inventory. The Revolving Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the Revolving Facility is tiered based on our utilization under the line of credit. JCP’s obligations under the 2014 Credit Facility are guaranteed by J. C. Penney Company, Inc.
The borrowing base under the Revolving Facility, which is limited to a maximum of $1,850 million, allows us to borrow up to 85% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 90% of the liquidation value of our inventory, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. In addition, the maximum availability is limited by a minimum excess availability threshold which is the greater of 10% of the borrowing base or $150 million.
As of the end of the second quarter of 2014, we had $500 million outstanding on the 2014 Term Loan and no borrowings outstanding under the Revolving Facility. The 2014 Term Loan bears interest at a rate of LIBOR plus 4.0% and requires quarterly repayments in a principal amount equal to $1.25 million during the five-year term beginning October 1, 2014. As of the end of the second quarter of 2014, we had $497 million in standby and import letters of credit outstanding under the Revolving Facility, the majority of which were standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. The applicable rates for standby and import letters of credit were 2.75% and 1.375%, respectively, while the commitment fee was 0.375% for the unused portion of the

Revolving Facility. As of the end of the second quarter of 2014, based on our June 2014 borrowing base, we had $1,050 million available for future borrowing, of which $895 million was accessible due to the minimum excess availability threshold.
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
REIT Assets Measured on a Recurring Basis
During 2013, we sold our remaining investments in public REIT assets. The market value of our investment in public REIT assets were accounted for as available-for-sale securities and were carried at fair value on an ongoing basis in Other assets in the unaudited Interim Consolidated Balance Sheets. We determined the fair value of our investments in REITs using quoted market prices. There were no transfers in or out of any levels during any period presented. Our REIT assets measured at fair value were as follows:

REIT Assets at Fair Value
($ in millions)	Cost Basis	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
August 2, 2014	$—	$—	$—	$—
August 3, 2013	7	33	—	—
February 1, 2014	—	—	—	—

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	August 2, 2014		August 3, 2013		February 1, 2014
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$5,351	$5,072	$4,873	$4,272	$4,862	$4,209
Cost investment	—	—	36	—	—	—
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. The cost investment was for equity securities that were not registered and freely tradable shares and their fair values were not readily determinable; however, we believe the carrying value approximated or was less than the fair value.
As of August 2, 2014, August 3, 2013 and February 1, 2014, the fair values of cash and cash equivalents, accounts payable and short-term borrowings approximated their carrying values due to the short-term nature of these instruments. In addition, the fair values of capital lease commitments and the note payable approximated their carrying values. These items have been excluded from the table above.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.

5. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the six months ended August 2, 2014:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
February 1, 2014	304.6	$152	$4,571	$(1,008)	$(628)	$3,087
Net income/(loss)	—	—	—	(524)	—	(524)
Other comprehensive income/(loss)	—	—	—	—	20	20
Stock-based compensation	0.2	—	17	—	—	17
August 2, 2014	304.8	$152	$4,588	$(1,532)	$(608)	$2,600

Comprehensive Income
The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	Three Months Ended
	August 2, 2014			August 3, 2013
($ in millions)	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount
REITs
Unrealized gain/(loss)	$—	$—	$—	$(4)	$1	$(3)
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	16	(7)	9	44	(17)	27
Reclassification for amortization of prior service (credit)/cost	1	—	1	—	—	—
Total	$17	$(7)	$10	$40	$(16)	$24

	Six Months Ended
	August 2, 2014			August 3, 2013
($ in millions)	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	$33	$(13)	$20	$88	$(33)	$55
Reclassification for amortization of prior service (credit)/cost	—	—	—	(1)	—	(1)
Total	$33	$(13)	$20	$87	$(33)	$54

The following table shows the changes in accumulated other comprehensive income/(loss) balances for the six months ended August 2, 2014:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Accumulated Other Comprehensive Income/(Loss)
February 1, 2014	$(609)	$(19)	$(628)
Other comprehensive income/(loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	20	—	20
Net current-period other comprehensive income	20	—	20
August 2, 2014	$(589)	$(19)	$(608)

Reclassifications out of accumulated other comprehensive income/(loss) are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)				Line Item in the Unaudited Interim Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Amortization of retirement benefit plans
Actuarial loss/(gain)(1)	$16	$44	$33	$88	Pension
Prior service cost/(credit)(1)	3	2	4	3	Pension
Prior service cost/(credit)(1)	(2)	(2)	(4)	(4)	SG&A
Tax (expense)/benefit	(7)	(17)	(13)	(33)	Income tax expense/(benefit)
Total, net of tax	10	27	20	54
Total reclassifications	$10	$27	$20	$54

(1)	These accumulated other comprehensive components are included in the computation of net periodic benefits expense/(income). See Note 7 for additional details.
6. Stock-Based Compensation
We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan. On May 16, 2014, our stockholders approved the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan (2014 Plan), which has a fungible share design in which each stock option will count as one share issued and each stock award will count as two shares issued. The 2014 Plan reserved 16 million shares or 32 million options for future grants and will terminate on May 31, 2019.  In addition, shares underlying any outstanding stock award or stock option grant canceled prior to vesting or exercise become available for use under the 2014 Plan. On May 21, 2014, the Company also approved an equity inducement award plan (2014 Equity Inducement Plan) which reserved 750,000 restricted stock units to grant to a certain officer of the Company in connection with his employment. Our prior 2012 Long-Term Incentive Plan (2012 Plan) terminated on May 16, 2014, except for outstanding awards, and all subsequent awards have been granted under the 2014 Plan or the 2014 Equity Inducement Plan. Under the terms of the 2014 Plan, all grants made after January 31, 2014 reduce the shares available for grant under the 2014 Plan. As of August 2, 2014, a maximum of 25.2 million shares of stock were available for future grant under the 2014 Plan.
Stock-based compensation expense for the three months ended August 2, 2014 and August 3, 2013 was $11 million and $18 million, respectively. Stock-based compensation expense for the six months ended August 2, 2014 and August 3, 2013 was $21 million and $32 million, respectively. During the first half of 2014, the Company granted the following stock-based compensation awards:

	Restricted Stock Units (RSU)		Stock Options		Weighted Average Grant Date Fair Value
Grant Date	Time-based	Performance-based	Performance-based	Weighted Average Exercise Price
March 3, 2014	25,000	—	—	$—	$7.96
March 20, 2014	2,328,000	329,000	2,322,000	8.36	6.09
March 27, 2014	84,000	—	185,000	8.97	5.59
May 20, 2014(1)	306,000	—	—	—	8.93
Total	2,743,000	329,000	2,507,000	8.41	6.23

(1)	Includes approximately 224,000 RSUs that were granted under the 2014 Equity Inducement Plan.

Performance-based stock options and awards that ultimately vest are dependent on market performance targets measured by either the performance of the Company’s common stock (market condition) or on the achievement of a 2014 internal profitability target (performance condition).

In addition to the grants above, on March 20, 2014, we granted approximately 2.3 million phantom units as part of our management incentive compensation plan, which are similar to RSUs in that the number of units granted was based on the price of our stock, but the units will be settled in cash based on the value of our stock on the vesting date, limited to $16.72 per phantom unit. The fair value of the awards is remeasured at each reporting period and was $9.63 per share as of August 2, 2014. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in Other accounts payable and accrued expenses in our unaudited Interim Consolidated Balance Sheets. We also granted approximately 157,000 fully vested RSUs to directors on May 21, 2014 with a fair value of $8.60 per RSU award.

7. Retirement Benefit Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan), non-contributory supplemental pension plans and contributory postretirement health and welfare plan were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Primary Pension Plan
Service cost	$16	$19	$31	$39
Interest cost	52	51	105	102
Expected return on plan assets	(87)	(85)	(174)	(170)
Amortization of actuarial loss/(gain)	12	38	25	76
Amortization of prior service cost/(credit)	3	2	4	3
Net periodic benefit expense/(income)	$(4)	$25	$(9)	$50

Supplemental Pension Plans
Service cost	$—	$—	$—	$—
Interest cost	2	3	4	6
Amortization of actuarial loss/(gain)	4	6	8	12
Amortization of prior service cost/(credit)	—	—	—	—
Net periodic benefit expense/(income)	$6	$9	$12	$18

Primary and Supplemental Pension Plans Total
Service cost	$16	$19	$31	$39
Interest cost	54	54	109	108
Expected return on plan assets	(87)	(85)	(174)	(170)
Amortization of actuarial loss/(gain)	16	44	33	88
Amortization of prior service cost/(credit)	3	2	4	3
Net periodic benefit expense/(income)	$2	$34	$3	$68

Postretirement Health and Welfare Plan
Service cost	$—	$—	$—	$—
Interest cost	—	—	—	—
Amortization of actuarial loss/(gain)	—	—	—	—
Amortization of prior service cost/(credit)	(2)	(2)	(4)	(4)
Net periodic benefit expense/(income)	$(2)	$(2)	$(4)	$(4)

Retirement Benefit Plans Total
Service cost	$16	$19	$31	$39
Interest cost	54	54	109	108
Expected return on plan assets	(87)	(85)	(174)	(170)
Amortization of actuarial loss/(gain)	16	44	33	88
Amortization of prior service cost/(credit)	1	—	—	(1)
Net periodic benefit expense/(income)	$—	$32	$(1)	$64
Net periodic benefit expense/(income) for our noncontributory postretirement health and welfare plan was predominantly included in SG&A expense in the unaudited Interim Consolidated Statements of Operations.

Defined Contribution Plans
Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain members of management. Total expense for our defined contribution plans for the second quarters of 2014 and 2013 was $13 million and $12 million, respectively, and was predominantly included in SG&A expenses in the unaudited Interim Consolidated Statements of Operations. Total expense for the first six months of 2014 and 2013 was $26 million and $26 million, respectively.
8. Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended		Cumulative Amount Through August 2, 2014
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Home office and stores	$—	$4	$12	$32	$214
Store fixtures	—	17	—	45	133
Management transition	1	13	8	29	216
Other	4	13	7	13	130
Total	$5	$47	$27	$119	$693

Home office and stores
During the six months ended August 2, 2014 and August 3, 2013, we recorded $12 million and $32 million, respectively, of charges for actions taken to reduce our home office and store expenses. In January 2014, we announced the closing of 33 department stores as part of our turnaround efforts. During the first half of 2014, we incurred charges of $12 million for employee termination benefits and lease termination costs associated with the closure of 32 of those stores. We expect to close the remaining store during the third quarter of 2014. The $32 million of charges in the first half of 2013 were associated with employee termination benefits.
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
Management transition
During the three months ended August 2, 2014 and August 3, 2013, we implemented several changes within our management leadership team that resulted in management transition costs of $1 million and $13 million, respectively, for both incoming and outgoing members of management. During the six months ended August 2, 2014 and August 3, 2013, we recorded charges of $8 million and $29 million, respectively.
Other
During the three months ended August 2, 2014 and August 3, 2013, we recorded $4 million and $13 million, respectively, of miscellaneous restructuring charges. During the six months ended August 2, 2014 and August 3, 2013, we recorded $7 million and $13 million, respectively, of miscellaneous restructuring charges. The charges during both years were related primarily to contract termination costs associated with our previous marketing and shops strategy.

Activity for the restructuring and management transition liability for the six months ended August 2, 2014 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
February 1, 2014	$—	$3	$30	$33
Charges	12	8	7	27
Cash payments	(4)	(9)	(17)	(30)
Non-cash	—	(2)	(1)	(3)
August 2, 2014	$8	$—	$19	$27
The non-cash amount represents charges primarily for stock-based compensation expense in conjunction with accelerated vesting related to terminations that did not result in cash expenditures.
9. Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into a joint venture agreement in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture). The new joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities will be recorded in Real estate and other, net. For the three months ended August 2, 2014 and August 3, 2013, Real estate and other, net was income of $53 million and $68 million, respectively. For the six months ended August 2, 2014 and August 3, 2013, Real estate and other, net was income of $70 million and $90 million, respectively. Real estate and other, net was comprised primarily of sales of non-operating and operating assets and our proportional share of net income from the Home Office Land Joint Venture as detailed below.
Non-Operating Assets
During the first quarter of 2014, we sold four properties used in our former auto center operations and excess property adjacent to our home office facility not contributed to the Home Office Land Joint Venture for net proceeds of $15 million, resulting in net gains totaling $12 million. During the second quarter of 2014, we sold four additional properties used in our former auto center operations for net proceeds of $11 million, resulting in net gains totaling $9 million.

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

Other
During the second quarter of 2014, the Company recorded $43 million for our proportional share of net income from the Home Office Land Joint Venture and received an aggregate cash distribution of $51 million.
10. Income Taxes
Income taxes for the three months ended August 2, 2014 was a benefit of $4 million compared to a benefit of $18 million for the three months ended August 3, 2013. The effective tax rate for the three months ended August 2, 2014 was (2.3)% as compared to (3.0)% for the three months ended August 3, 2013. Income taxes for the six months ended August 2, 2014 was an expense of $4 million compared to a benefit of $217 million for the six months ended August 3, 2013. The effective tax rate for the six months ended August 2, 2014 was 0.8% as compared to (18.9)% for the six months ended August 3, 2013. Our effective tax rate for the six months ended August 2, 2014 was impacted by a net increase to the tax valuation allowance for deferred tax assets of $148 million.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring carryforwards. Accordingly, in the second quarter of 2014, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in net operating loss (NOL) carryforwards. A valuation allowance of $452 million has been recorded against our deferred tax assets as of August 2, 2014, which resulted in an increase to the valuation allowance during the quarter ended August 2, 2014 of $28 million.
The net tax benefit of $4 million for the second quarter of 2014 consisted of state and foreign tax expenses of $3 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $7 million non-cash benefit relating to other comprehensive income and a $2 million benefit on settlement of certain state audits. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $7 million in operating results, offset by a $7 million charge to other comprehensive income for the quarter.

The net tax expense of $4 million for the six months ended August 2, 2014 consisted of a federal audit adjustment of $12 million, state and foreign tax expenses of $5 million and $4 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $13 million non-cash benefit relating to other comprehensive income and a $4 million benefit on settlement of certain state audits. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $13 million in operating results, offset by a $13 million charge to other comprehensive income for the quarter.
As of August 2, 2014, we have approximately $2.5 billion of net operating losses available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $45 million of tax credit carryforwards that expire at various dates through 2034. For these NOL and tax credit carryforwards a net deferred tax asset of $550 million has been recorded, net of a valuation allowance of $307 million. A net deferred tax asset of $31 million, net of a valuation allowance of $145 million, has been recorded for state NOL carryforwards that expire at various dates through 2034.
11. Litigation, Other Contingencies and Guarantees
Litigation
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs sought primarily to prevent the Company from implementing our partnership agreement with MSLO as it related to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation. The parties did not reach a settlement, and the trial continued on April 8, 2013. The parties concluded their presentations of evidence on April 26, 2013, and completed post-trial briefs in late May, 2013. The court held closing arguments on August 1, 2013.  On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories.  On January 2, 2014, MSLO and Macy's announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant. On June 16, 2014, the Court issued a ruling against JCPenney on the remaining claim of intentional interference, and held that Macy’s is not entitled to punitive damages.  The Court referred other issues related to damages to a Judicial Hearing Officer.  On June 30, 2014, JCPenney appealed the Court’s decision, and Macy’s has cross-appealed a portion of the decision.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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
Contingencies
As of August 2, 2014, we estimated our total potential environmental liabilities to range from $16 million to $23 million and recorded our best estimate of $18 million in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Guarantees
As of August 2, 2014, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

In addition, in connection with the sale of the operations of our catalog outlet stores, we assigned leases on certain outlet store locations to the purchaser.  In the event that the purchaser fails to make the required lease payments, we continue for a period of time to be liable for lease payments to the landlords of several of the leased stores. The purchaser's obligations under the lease are guaranteed to us by certain principals and affiliates of the purchaser. However, the purchaser has exited the outlet business and is attempting to terminate the leases with the landlords. Consequently, we expect that our continuing obligations under each lease will be extinguished in connection with each termination. As of August 2, 2014, our maximum liability in connection with the assigned leases was $6 million.
12. Effect of New Accounting Standards

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-12, Compensation - Stock Compensation, an amendment to FASB Accounting Standards Codification (ASC) Topic 718, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operation or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for us beginning in fiscal 2017 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  We are currently evaluating the effect that adopting this new accounting guidance will have on our consolidated results of operations, cash flows and financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to FASB ASC Topic 205, Presentation of Financial Statements, and FASB ASC Topic 360, Property, Plant and Equipment. The update revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This ASU is effective for us prospectively beginning in fiscal 2015, with early adoption permitted.

In July 2013, the FASB issued ASU 2013-11,  Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. This update provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The provisions of this update were effective February 2, 2014 for the Company and were applied prospectively. The implementation of this guidance resulted in a reclassification as of the end of the second quarter of 2014 of $44 million between Deferred taxes and Other liabilities and did not have a significant impact on the Company's results of operations, cash flows, financial position, or disclosures.

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
Second Quarter Summary and Key Developments

▪
For the second quarter of 2014, sales were $2,799 million, an increase of 5.1% as compared to the corresponding quarter in 2013. Comparable store sales increased 6.0% for the second quarter of 2014. The increase in sales for the period was a result of our efforts to re-merchandise many areas of the store and our new marketing campaign.

▪
For the second quarter of 2014, gross margin as a percentage of sales increased to 36.0% compared to 29.6% in the same period last year and was positively impacted by better clearance sales performance.

▪
Selling, general and administrative (SG&A) expenses decreased $62 million, or 6.0%, for the second quarter of 2014 as compared to the corresponding quarter in 2013. These savings were primarily driven by lower store expenses, advertising and corporate overhead as well as improved credit income from the JCPenney private label credit card activities.

▪
In the second quarter of 2014, we recognized a tax benefit of $4 million, reflecting a significant reduction in tax benefits typically recognized from federal and state loss carryforwards due to the recognition of a net $28 million tax valuation allowance during the quarter, which negatively impacted EPS by $0.09.

▪
For the second quarter of 2014, our net loss was $172 million, or $0.56 per share, compared to a net loss of $586 million, or $2.66 per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$5 million, or $0.02 per share, of restructuring and management transition charges;

▪	$4 million, or $0.02 per share, of income from our qualified defined benefit pension plan (Primary Pension Plan);

▪	$9 million, or $0.03 per share, for the net gain on the sale of non-operating assets;

▪
$43 million, or $0.14 per share, for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture); and

▪
$5 million, or $0.02 per share, of tax benefit that resulted from our other comprehensive income allocation, related to the Primary Pension Plan, between our operating loss and the amortization of net actuarial losses and prior service credits from Accumulated other comprehensive income.

▪
On June 20, 2014, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into a $2,350 million asset-based senior credit facility (2014 Credit Facility), comprised of a $1,850 million revolving line of credit (Revolving Facility) and a $500 million term loan (2014 Term Loan).

Results of Operations

	Three Months Ended		Six Months Ended
($ in millions, except EPS)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Total net sales	$2,799	$2,663	$5,600	$5,298
Percent increase/(decrease) from prior year	5.1%	(11.9)%	5.7%	(14.2)%
Comparable store sales increase/(decrease)(1)	6.0%	(11.5)%	6.6%	(14.3)%
Gross margin	1,008	787	1,934	1,599
Operating expenses/(income):
Selling, general and administrative	964	1,026	1,973	2,104
Primary pension plan	(4)	25	(9)	50
Supplemental pension plans	6	9	12	18
Total pension	2	34	3	68
Depreciation and amortization	160	143	318	279
Real estate and other, net	(53)	(68)	(70)	(90)
Restructuring and management transition	5	47	27	119
Total operating expenses	1,078	1,182	2,251	2,480
Operating income/(loss)	(70)	(395)	(317)	(881)
Adjusted operating income/(loss) (non-GAAP)(2)	(121)	(385)	(363)	(774)
Loss on extinguishment of debt	—	114	—	114
Net interest expense	106	95	203	156
Income/(loss) before income taxes	(176)	(604)	(520)	(1,151)
Income tax expense/(benefit)	(4)	(18)	4	(217)
Net income/(loss)	$(172)	$(586)	$(524)	$(934)
EBITDA (non-GAAP)(2)	$90	$(252)	$1	$(602)
Adjusted EBITDA (non-GAAP)(2)	$39	$(242)	$(45)	$(495)
Adjusted net income/(loss) (non-GAAP)(2)	$(228)	$(477)	$(581)	$(766)
Diluted EPS	$(0.56)	$(2.66)	$(1.72)	$(4.24)
Adjusted diluted EPS (non-GAAP)(2)	$(0.75)	$(2.16)	$(1.90)	$(3.48)
Ratios as a percent of sales:
Gross margin	36.0%	29.6%	34.5%	30.2%
SG&A	34.4%	38.5%	35.2%	39.7%
Total operating expenses	38.5%	44.4%	40.2%	46.8%
Operating income/(loss)	(2.5)%	(14.8)%	(5.7)%	(16.6)%
Adjusted operating income/(loss) (non-GAAP)(2)	(4.3)%	(14.5)%	(6.5)%	(14.6)%

(1)
Comparable store sales include sales from all stores that have been open for 12 consecutive full fiscal months and Internet sales through jcp.com. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closure remain in the calculations. Beginning in the first quarter of 2014, the Company simplified its comparable store sales calculation to better reflect year-over-year comparability. Certain items, such as sales return estimates and store liquidation sales, are now excluded from the Company’s calculation. Prior periods have been adjusted to reflect this new methodology.

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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, the impact of our Primary Pension Plan, the loss on extinguishment of debt, the net gain on the sale of non-operating assets and the proportional share of net income from the Home Office Land Joint Venture. Unlike other operating expenses, restructuring and management transition charges, the loss on extinguishment of debt, the net gain on the sale of non-operating assets and the proportional share of net income from the Home Office Land Joint Venture are not directly related to our ongoing core business operations. Primary Pension Plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense/(income) in its entirety as we view all components of net periodic benefit expense/(income) as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, Primary Pension Plan expense/(income), the loss on extinguishment of debt, the net gain on the sale of non-operating assets and the proportional share of net income from the Home Office Land Joint Venture on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted earnings before net interest expense, income tax (benefit)/expense and depreciation and amortization (adjusted EBITDA); (3) adjusted net income/(loss); and (4) adjusted diluted EPS.

In addition, we believe that EBITDA is a useful measure in assessing our operating performance and are therefore presenting this non-GAAP financial measure in addition to the non-GAAP financial measures listed above.
Adjusted Operating Income/(Loss). The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income/(loss), a non-GAAP financial measure:

	Three Months Ended		Six Months Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Operating income/(loss)	$(70)	$(395)	$(317)	$(881)
As a percent of sales	(2.5)%	(14.8)%	(5.7)%	(16.6)%
Add: Restructuring and management transition charges	5	47	27	119
Add: Primary pension plan expense/(income)	(4)	25	(9)	50
Less: Net gain on sale of non-operating assets	(9)	(62)	(21)	(62)
Less: Proportional share of net income from joint venture	(43)	—	(43)	—
Adjusted operating income/(loss) (non-GAAP)	$(121)	$(385)	$(363)	$(774)
As a percent of sales	(4.3)%	(14.5)%	(6.5)%	(14.6)%

EBITDA and Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA, non-GAAP financial measures:

	Three Months Ended		Six Months Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income/(loss)	$(172)	$(586)	$(524)	$(934)
Add: Net interest expense	106	95	203	156
Add: Loss on extinguishment of debt	—	114	—	114
Total net interest	106	209	203	270
Add: Income tax expense/(benefit)	(4)	(18)	4	(217)
Add: Depreciation and amortization	160	143	318	279
EBITDA (non-GAAP)	90	(252)	1	(602)
Add: Restructuring and management transition charges	5	47	27	119
Add: Primary pension plan expense/(income)	(4)	25	(9)	50
Less: Net gain on the sale of non-operating assets	(9)	(62)	(21)	(62)
Less: Proportional share of net income from joint venture	(43)	—	(43)	—
Adjusted EBITDA (non-GAAP)	$39	$(242)	$(45)	$(495)
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, non-GAAP financial measures:

	Three Months Ended				Six Months Ended
($ in millions, except per share data)	August 2, 2014		August 3, 2013		August 2, 2014		August 3, 2013
Net income/(loss)	$(172)		$(586)		$(524)		$(934)
Diluted EPS	$(0.56)		$(2.66)		$(1.72)		$(4.24)
Add: Restructuring and management transition charges, net of tax of $-, $-, $- and $28	5	(1)	47	(1)	27	(1)	91	(2)
Add: Primary pension plan expense/(income), net of tax of $-, $-, $- and $10	(4)	(3)	25	(3)	(9)	(3)	40	(4)
Add: Loss on extinguishment of debt, net of tax of $-, $-, $- and $-	—		114	(1)	—		114	(1)
Less: Net gain on sale of non-operating assets, net of tax of $-, $1, $- and $1 (5)	(9)		(61)		(21)		(61)
Less: Net gain from fringe land joint venture, net of tax of $-, $-, $- and $-	(43)	(1)	—		(43)	(1)	—
Less: Tax benefit resulting from other comprehensive income allocation for the primary pension plan(6)	(5)		(16)		(11)		(16)
Adjusted net income/(loss) (non-GAAP)	$(228)		$(477)		$(581)		$(766)
Adjusted diluted EPS (non-GAAP)	$(0.75)		$(2.16)		$(1.90)		$(3.48)

(1)	Reflects no tax effect due to the impact of the Company's tax valuations allowance.

(2)
For the three months ended May 4, 2013, tax effect was calculated using the Company's statutory rate of 38.82%. The three months ended August 3, 2013, reflects no tax effect due to the impact of the Company's tax valuation allowance.

(3)	The tax effect was included in the line item Tax benefit resulting from other comprehensive income allocation. See footnote 6 below.

(4)
For the three months ended May 4, 2013, tax effect was calculated using the Company’s statutory rate of 38.82%. Tax benefit for the three months ended August 3, 2013 is included in the line item Tax benefit resulting from other comprehensive income allocation. See footnote 6 below.

(5)	Tax effect represented state taxes payable in separately filing states related to the sale of the non-operating assets.

(6)
Tax benefit that resulted from our other comprehensive income allocation between our operating loss and the amortization of net actuarial losses and prior service credits from Accumulated other comprehensive income.

Total Net Sales

	Three Months Ended		Six Months Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Total net sales	$2,799	$2,663	$5,600	$5,298
Sales percent increase/(decrease):
Total net sales	5.1%	(11.9)%	5.7%	(14.2)%
Comparable store sales (1)	6.0%	(11.5)%	6.6%	(14.3)%

(1)
Beginning in the first quarter of 2014, the Company simplified its comparable store sales calculation to better reflect year-over-year comparability. Certain items, such as sales return estimates and store liquidation sales, are now excluded from the Company’s calculation. Prior periods have been adjusted to reflect this new methodology.

Total net sales increased $136 million in the second quarter of 2014 compared to the second quarter of 2013. For the first six months of 2014, total net sales increased $302 million from the same period last year. The following table provides the components of the net sales increase:

	Three Months Ended	Six Months Ended
($ in millions)	August 2, 2014	August 2, 2014
Comparable store sales increase/(decrease)	$156	$346
New and closed stores, net	(33)	(28)
Other revenues and sales adjustments	13	(16)
Total net sales increase/(decrease)	$136	$302
Store Count
The following table compares the number of stores and gross selling space for the three and six months ended August 2, 2014 and August 3, 2013:

	Three Months Ended		Six Months Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
JCPenney department stores
Beginning of period	1,063	1,102	1,094	1,104
Stores opened	—	—	—	—
Closed stores	(1)	(7)	(32)	(9)
End of period(1)	1,062	1,095	1,062	1,095
The Foundry Big and Tall Supply Co.(2)	8	10	8	10

(1)	Gross selling space was 108 million square feet as of August 2, 2014 and 111 million square feet as of August 3, 2013.

(2)	Gross selling space was 41 thousand square feet as of August 2, 2014 and 51 thousand square feet as of August 3, 2013. During the first half of 2014, we closed two store locations.

We experienced our third consecutive quarterly comparable store sales gain in the second quarter of 2014, as comparable store sales increased 6.0%. Total net sales increased 5.1% to $2,799 million in the second quarter of 2014, compared with $2,663 million in last year’s second quarter. For the first half of 2014, comparable store sales increased 6.6%, while total net sales increased 5.7% to $5,600 million compared with $5,298 million for the first half of 2013. Internet sales increased 16.7% to $249 million in the second quarter of 2014 and 20.5% to $517 million in the first half of 2014 compared to the prior year corresponding periods.

During 2013, we began editing our merchandise assortments and undertaking several merchandise initiatives to make assortments more compelling to customers, reintroducing some of our private brands and returning the majority of our business to a promotional model. Both total net sales and comparable store sales increased during the second quarter and first half of

2014 as we continued to experience a positive response to these efforts. Internet sales experienced a larger increase primarily as a result of better merchandise in-stock positions and mix, improvements in site performance and a favorable response to our promotional activity as compared to the prior year corresponding periods.

Based on a sample of our mall and off-mall stores, our store traffic decreased, but our conversion rate increased during the second quarter and first half of 2014 as compared to the prior year corresponding periods. While still negative for the quarter and first half of 2014, store traffic improved sequentially versus the first quarter of this year and the fourth quarter of 2013. For the second quarter and first half of 2014, the average transaction value and average unit retail increased, while the units per transaction decreased as compared to the corresponding prior year periods. Women’s and Men’s apparel and accessories, Home and Fine Jewelry were the Company's merchandise divisions that experienced the highest sales gains during the second quarter and first half of 2014. Geographically, all regions delivered sales gains over the same periods last year with the best performance in the southern and western regions of the country.

Gross Margin
Gross margin for the second quarter of 2014 was $1,008 million, an increase of $221 million compared to $787 million in the second quarter of 2013. Gross margin as a percentage of sales in the second quarter of 2014 increased to 36.0% compared to 29.6% in the second quarter of 2013, a 640 basis point increase, and was positively impacted by better clearance sales performance. Clearance sales improved for the quarter as a result of fewer units of clearance merchandise sold at higher clearance margins. In addition, the second quarter of 2013 reflected higher costs as a result of re-ticketing merchandise as we moved back to a promotional strategy.

Gross margin for the six months ended August 2, 2014 was $1,934 million, an increase of $335 million compared to $1,599 million for the six months ended August 3, 2013. Gross margin as a percentage of sales for the six months ended August 2, 2014 was 34.5% compared to 30.2% for the six months ended August 3, 2013. The 430 basis point increase resulted primarily from the change in merchandise mix largely related to fewer units of clearance merchandise sold slightly offset by lower clearance margins as compared to the first half of 2013 and higher re-ticketing costs in the corresponding prior year period as a result of moving back to a promotional strategy.

SG&A Expenses
For the three months ended August 2, 2014, SG&A expenses were $62 million lower compared to the three months ended August 3, 2013. As a percent of sales, SG&A expenses decreased to 34.4% compared to 38.5% in the second quarter of 2013.
For the first half of 2014, SG&A expenses were $131 million lower than the first half of 2013. As a percent of sales, SG&A expenses decreased to 35.2% compared to 39.7% in the first half of 2013. For both the second quarter and first half of 2014, we were able to better manage our expenses throughout the business and leverage our costs against higher sales. The net decrease in SG&A expenses for both the second quarter and first half of 2014 as compared to the corresponding prior periods was driven primarily by lower store expenses, advertising costs and corporate overhead and improved credit income from the JCPenney private label credit card activities, which is recorded as a reduction of our SG&A expenses.

Pension Expense

	Three Months Ended		Six Months Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Primary Pension Plan	$(4)	$25	$(9)	$50
Supplemental pension plans	6	9	12	18
Total pension expense	$2	$34	$3	$68
Total pension expense, which consists of expense/(income) from our Primary Pension Plan and our supplemental pension plans, is based on our 2013 year-end measurement of pension plan assets and benefit obligations. For the second quarter of 2014, we had income of $4 million related to our Primary Pension Plan compared to expense of $25 million in the second quarter of 2013, and for the first six months of 2014, we had income of $9 million compared to expense of $50 million in the prior year corresponding period. The change to income for our Primary Pension Plan is primarily a result of improved asset performance in prior periods, a higher base of plan assets and a 70 basis point increase in our discount rate. Our supplemental pension plans expense decreased $3 million for the second quarter of 2014 to $6 million, as compared to $9 million in the corresponding prior year period. For the first six months of 2014, our supplemental pension plans expense decreased $6 million to $12 million.

Depreciation and Amortization Expense
Depreciation and amortization expense in the second quarter of 2014 increased $17 million to $160 million from $143 million for the comparable 2013 period. For the first six months of 2014, depreciation and amortization expense increased $39 million to $318 million from $279 million last year. This increase is a result of our investment and replacement of store fixtures in connection with the implementation of our former shops strategy. Depreciation and amortization expense for the three and six months ended August 3, 2013 excludes $16 million and $29 million, respectively, of increased depreciation as a result of shortening the useful lives of store fixtures in our department stores that were replaced during 2013 with the build out of our home department and other attractions. This amount is included in the line Restructuring and management transition in the unaudited Interim Consolidated Statements of Operations.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Home office and stores	$—	$4	$12	$32
Store fixtures	—	17	—	45
Management transition	1	13	8	29
Other	4	13	7	13
Total	$5	$47	$27	$119

Home office and stores
During the six months ended August 2, 2014 and August 3, 2013, we recorded $12 million and $32 million, respectively, of charges for actions taken to reduce our home office and store expenses. In January 2014, we announced the closing of 33 department stores as part of our turnaround efforts. During the first half of 2014, we incurred charges of $12 million for employee termination benefits and lease termination costs associated with the closure of 32 of those stores. We expect to close the remaining store during the third quarter of 2014. The $32 million of charges in the first half of 2013 were associated with employee termination benefits.
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
Management transition
During the three months ended August 2, 2014 and August 3, 2013, we implemented several changes within our management leadership team that resulted in management transition costs of $1 million and $13 million, respectively, for both incoming and outgoing members of management. During the six months ended August 2, 2014 and August 3, 2013, we recorded charges of $8 million and $29 million, respectively.
Other
During the three months ended August 2, 2014 and August 3, 2013, we recorded $4 million and $13 million, respectively, of miscellaneous restructuring charges. During the six months ended August 2, 2014 and August 3, 2013, we recorded $7 million and $13 million, respectively, of miscellaneous restructuring charges. The charges during both years were related primarily to contract termination costs associated with our previous marketing and shops strategy.

Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into a joint venture agreement in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture). The new joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities will be recorded in Real estate and other, net. For the three months ended August 2, 2014 and August 3, 2013, Real estate and other, net was income of $53 million and $68 million, respectively. For the six months ended August 2, 2014 and August 3, 2013, Real estate and other, net was income of $70 million and $90 million, respectively. Real estate and other, net was comprised primarily of sales of non-operating and operating assets and our proportional share of net income from the Home Office Land Joint Venture as detailed below.
Non-Operating Assets
During the first quarter of 2014, we sold four properties used in our former auto center operations and excess property adjacent to our home office facility not contributed to the Home Office Land Joint Venture for net proceeds of $15 million, resulting in net gains totaling $12 million. During the second quarter of 2014, we sold four additional properties used in our former auto center operations for net proceeds of $11 million, resulting in net gains totaling $9 million.

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

Other
During the second quarter of 2014, the Company recorded $43 million for our proportional share of net income from the Home Office Land Joint Venture and received an aggregate cash distribution of $51 million.

Operating Income/(Loss) and Adjusted Operating Income/(Loss)
For the second quarter of 2014, we reported an operating loss of $70 million compared to an operating loss of $395 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale or redemption of non-operating assets and the proportional share of net income from the Home Office Land Joint Venture, adjusted operating income/(loss) (non-GAAP) decreased $264 million to an adjusted operating loss of $121 million for the second quarter of 2014 compared to an adjusted operating loss of $385 million for the prior year corresponding period.

For the six months ended August 2, 2014, we reported an operating loss of $317 million compared to an operating loss of $881 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale or redemption of non-operating assets and the proportional share of net income from the Home Office Land Joint Venture, adjusted operating loss improved $411 million to an adjusted operating loss of $363 million for the six months ended August 2, 2014 compared to an adjusted operating loss of $774 million for the prior year corresponding period.

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

Net Interest Expense
Net interest expense for the second quarters of 2014 and 2013 was $106 million and $95 million, respectively. For the six months ended August 2, 2014, net interest expense was $203 million compared to $156 million in the prior year corresponding period. The increase in net interest expense for the period is primarily related to the increased interest expense associated with the previous borrowings under our revolving credit facility, the $2.25 billion five-year senior secured term loan that was entered into on May 22, 2013 and the new 2014 Term Loan. In addition, during the second quarter of 2014, the Company expensed $9 million of capitalized debt issue costs associated with our previous credit facility that was replaced by the 2014 Credit Facility.
Income Taxes
Income taxes for the three months ended August 2, 2014 was a benefit of $4 million compared to a benefit of $18 million for the three months ended August 3, 2013. Income taxes for the six months ended August 2, 2014 was an expense of $4 million compared to a benefit of $217 million for the six months ended August 3, 2013. Income taxes for the three and six months ended August 2, 2014 were impacted by a net increase to the tax valuation allowance for deferred tax assets of $28 million and $148 million, respectively.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Beginning in the second quarter of 2013 and for each quarter thereafter, our estimate of the realization of deferred tax assets was based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards. Accordingly, in the second quarter of 2014, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards. As of August 2, 2014, a valuation allowance of $452 million has been recorded against our deferred tax assets.
The net tax benefit of $4 million for the second quarter of 2014 consists of state and foreign tax expenses of $3 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $7 million non-cash benefit relating to other comprehensive income and a $2 million benefit on settlement of certain state audits. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $7 million in operating results, offset by a $7 million charge to other comprehensive income for the quarter.

The net tax expense of $4 million for the six months ended August 2, 2014 consists of a federal audit adjustment of $12 million, state and foreign tax expenses of $5 million and $4 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $13 million non-cash benefit relating to other comprehensive income and a $4 million benefit on settlement of certain state audits. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $13 million in operating results, offset by a $13 million charge to other comprehensive income for the quarter.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the second quarter of 2014 with $1,036 million of cash and cash equivalents. On June 20, 2014, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into a $2,350 million asset-based senior credit facility (2014 Credit Facility), comprised of a $1,850 million revolving line of credit (Revolving Facility) and a $500 million term loan (2014 Term Loan). The Revolving Facility contains a minimum excess availability threshold which limits the borrowing base by the greater of 10% of the borrowing base or $150 million. As of the end of the second quarter of 2014, based on our June 2014 borrowing base, we had $1,050 million available for future borrowing, of which $895 million was accessible due to the minimum excess availability threshold. As of the end of the second quarter of 2014, our total available liquidity was $1,931 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Six Months Ended
($ in millions)	August 2, 2014	August 3, 2013
Cash and cash equivalents	$1,036	$1,535
Merchandise inventory	2,848	3,155
Property and equipment, net	5,415	5,820

Total debt(1)	5,425	5,821
Stockholders’ equity	2,600	2,320
Total capital	8,025	8,141
Maximum capacity under our revolving facility	1,850	1,850
Short-term borrowings under our revolving facility	—	850
Cash flow from operating activities	(134)	(1,460)
Free cash flow (non-GAAP)(2)	(273)	(2,094)
Capital expenditures(3)	141	653
Ratios:
Total debt-to-total capital(4)	68%	72%
Cash-to-total debt(5)	19%	26%

(1)	Total debt includes long-term debt, including current maturities, capital leases, note payable and any current borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the second quarters of 2014 and 2013, we had accrued capital expenditures of $20 million and $156 million, respectively.

(4)	Total debt divided by total capitalization.

(5)	Cash and cash equivalents divided by total debt.
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

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended		Six Months Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net cash provided by/(used in) operating activities (GAAP)	$137	$(708)	$(134)	$(1,460)
Add:
Proceeds from sale of operating assets	—	1	2	19
Less:
Capital expenditures(1)	(61)	(439)	(141)	(653)
Free cash flow (non-GAAP)	$76	$(1,146)	$(273)	$(2,094)

(1)	As of the end of the second quarters of 2014 and 2013, we had accrued capital expenditures of $20 million and $156 million, respectively.
Free cash flow for the three months ended August 2, 2014 improved $1,222 million to an inflow of $76 million compared to an outflow of $1,146 million in the same period last year. Free cash flow for the six months ended August 2, 2014 improved $1,821 million to an outflow of $273 million compared to an outflow of $2,094 million in the same period last year. This significant improvement was driven primarily by the increase in sales and operating performance of the Company and better inventory management. In addition, free cash flow was also positively impacted by a decrease in capital expenditures in the second quarter and first half of 2014 when compared to the corresponding prior year periods and a distribution from the Home Office Land Joint Venture during the three months ended August 2, 2014.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flow from operating activities for the three months ended August 2, 2014, increased $845 million to an inflow of $137 million compared to an outflow of $708 million for the same period last year. Cash flow from operating activities for the first half of 2014, increased $1,326 million to an outflow of $134 million compared to an outflow of $1,460 million for the first half of 2013. Our net loss of $524 million for the first half of 2014 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, pension income and deferred taxes. The overall decrease in cash used in operations was driven primarily by the increase in sales and operating performance of the Company and better inventory management, net of the related merchandise payable. In addition, during the three months ended August 2, 2014, we received an aggregate cash distribution of $51 million from the Home Office Land Joint Venture of which $43 million was included in operating activities and $8 million was classified as investing activities as it was considered a return of investment as the aggregate cash distribution exceeded our proportional share of the cumulative earnings of the joint venture by this amount.
Merchandise inventory decreased $307 million to $2,848 million, or 9.7%, as of the end of the second quarter of 2014 compared to $3,155 million as of the end of the second quarter last year.
Investing Activities
Investing activities for the three months ended August 2, 2014 was a cash outflow of $42 million compared to an outflow of $383 million for the same period in 2013. Investing activities for the first half of 2014 was a cash outflow of $105 million compared to an outflow of $579 million for the first half of 2013. The decrease in the cash outflow from investing activities was primarily a result of decreased capital expenditures partially offset by proceeds from the sale of operating and non-operating assets.
Cash capital expenditures were $141 million for the six months ended August 2, 2014 compared to $653 million for the six months ended August 3, 2013. In addition, as of the end of the second quarter of 2014 and 2013, we had $20 million and $156 million, respectively, of accrued capital expenditures. For the first half of 2014, capital expenditures related primarily to the opening of 43 Sephora inside JCPenney stores, the preparation for the opening of a new department store in the third quarter of 2014 and the investment in information technology in both our home office and stores.

For the first half of 2013, capital expenditures related primarily to the opening of the women’s and kid’s Joe Fresh® attractions in nearly 700 of our department stores and renovations in our home department in approximately 500 of our department stores. Accrued capital expenditures at the end of the second quarter of 2013 primarily related to the renovation of our home department.
Full year 2014 capital expenditures are expected to be approximately $250 million. Capital expenditures for the remainder of 2014 include accrued expenditures of $20 million at the end of the second quarter.
Financing Activities
Financing activities for the six months ended August 2, 2014 resulted in an outflow of $240 million compared to an inflow of $2,644 million for the same period last year.

During the second quarter of 2014, in conjunction with entering into our 2014 Credit Facility, we used the $500 million of proceeds from the 2014 Term Loan, in addition to $150 million of cash on hand, to pay down the $650 million cash borrowings that were outstanding under the previous facility. In addition, we incurred $60 million of financing costs relating to the 2014 Credit Facility. During the first half of 2014, we repaid $18 million on our capital leases and note payable and $11 million on the 2013 term loan facility.

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
Cash Flow Outlook
During the second quarter of 2014, we further enhanced our liquidity by closing on our 2014 Credit Facility that replaced our previous credit facility. This financing provides better pricing terms and adds up to $500 million of additional liquidity during our peak seasonal needs. For the remainder of 2014, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically.

2014 Credit Facility
On June 20, 2014, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into a $2,350 million asset-based senior credit facility (2014 Credit Facility), comprised of a $1,850 million revolving line of credit (Revolving Facility) and a $500 million term loan (2014 Term Loan). The 2014 Credit Facility, which matures on June 20, 2019, replaced the Company’s prior credit agreement entered into in February 2013 and contains a letter of credit sublimit of $750 million. Proceeds from the 2014 Term Loan, in addition to $150 million of cash on hand, were used to pay down the $650 million cash borrowings that were outstanding under the previous facility.
The 2014 Credit Facility is an asset-based senior credit facility and is secured by a perfected first-priority security interest in substantially all of our eligible credit card receivables, accounts receivable and inventory. The Revolving Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the Revolving Facility is tiered based on our utilization under the line of credit. JCP’s obligations under the 2014 Credit Facility are guaranteed by J. C. Penney Company, Inc.
The borrowing base under the Revolving Facility, which is limited to a maximum of $1,850 million, allows us to borrow up to 85% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 90% of the liquidation value of our inventory, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. In addition, the maximum availability is limited by a minimum excess availability threshold which is the greater of 10% of the borrowing base or $150 million.
As of the end of the second quarter of 2014, we had $500 million outstanding on the 2014 Term Loan and no borrowings outstanding under the Revolving Facility. The 2014 Term Loan bears interest at a rate of LIBOR plus 4.0% and requires quarterly repayments in a principal amount equal to $1.25 million during the five-year term beginning October 1, 2014. As of the end of the second quarter of 2014, we had $497 million in standby and import letters of credit outstanding under the Revolving Facility, the majority of which were standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. The applicable rates for standby and import letters of credit were 2.75% and 1.375%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Facility. As of the end of the second quarter of 2014, based on our June 2014 borrowing base, we had $1,050 million available for future borrowing, of which $895 million was accessible due to the minimum excess availability threshold.

Credit Ratings
Our credit ratings and outlook as of September 5, 2014 were as follows:

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
Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2013 Form 10-K. Our unrecorded contractual obligations related to merchandise have decreased approximately 6% since year end primarily due to the seasonality of our business and updates to our supplier base in the ordinary course of business.
Inflation
Our business is affected by general economic conditions, including changes in prices for labor and commodities such as petroleum, energy and cotton. In 2014, there are inflationary pressures primarily from increases to minimum wages in Southern and Southeastern Asia. Offsetting these pressures is our overall structure and sourcing strategy and improved freight rates due to increased vessel capacity especially in the transpacific.  We believe the net impact of these will have a modest impact to overall costs in the fall of 2014.
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
There were no changes to our critical accounting policies during the six months ended August 2, 2014. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2013 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 12 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the six months ended August 2, 2014 are not necessarily indicative of the results for future quarters or the entire year.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at August 2, 2014 are similar to those disclosed in the 2013 Form 10-K.
Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the second quarter ended August 2, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs sought primarily to prevent the Company from implementing our partnership agreement with MSLO as it related to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On March 7, 2013, the judge adjourned the trial until April 8, 2013, and ordered the parties into mediation. The parties did not reach a settlement, and the trial continued on April 8, 2013. The parties concluded their presentations of evidence on April 26, 2013, and completed post-trial briefs in late May, 2013. The court held closing arguments on August 1, 2013.  On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories.  On January 2, 2014, MSLO and Macy's announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant. On June 16, 2014, the Court issued a ruling against JCPenney on the remaining claim of intentional interference, and held that Macy’s is not entitled to punitive damages.  The Court referred other issues related to damages to a Judicial Hearing Officer.  On June 30, 2014, JCPenney appealed the Court’s decision, and Macy’s has cross-appealed a portion of the decision.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Ozenne Derivative Lawsuit
On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and executives. The Company is a nominal defendant in the suit. The lawsuit alleged breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit sought damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff could not proceed with his suit because he failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand was not excused. The trial court heard arguments on the Special Exceptions on June 25, 2012, and denied them. The Company and named individuals filed a mandamus proceeding in the Fifth District Court of Appeals challenging the trial court’s decision. The parties then settled the litigation and the appellate court stayed the appeal so that the trial court could review the proposed settlement. On August 5, 2013, the trial court preliminarily approved the settlement, and notice was mailed to shareholders soon thereafter. The trial court finally approved the settlement at a hearing on October 28, 2013 and, despite objection, awarded the plaintiff $3.1 million in attorneys’ fees and costs.  The Company and named individuals have appealed the award of attorneys’ fees and costs.  Oral argument on the appeal is set for October 15, 2014.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Class Action Securities Litigation
The Company, Myron E. Ullman, III and Kenneth H. Hannah are parties to the Marcus consolidated purported class action lawsuit in the U.S. District Court, Eastern District of Texas, Tyler Division.  The Marcus consolidated complaint is purportedly brought on behalf of persons who acquired our common stock during the period from August 20, 2013 through September 26, 2013, and alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  Plaintiff claims that the defendants made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused our common stock to trade at artificially inflated prices.  The consolidated complaint seeks class certification, unspecified compensatory damages, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper.  Defendants’ responsive pleading is due on September 10, 2014.

Also, on August 26, 2014, plaintiff Nathan Johnson filed a purported class action lawsuit against the Company, Myron E. Ullman, III and Kenneth H. Hannah in the U.S. District Court, Eastern District of Texas, Tyler Division.  The suit is purportedly brought on behalf of persons who acquired our securities other than common stock during the period from August 20, 2013 through September 26, 2013, and alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of

1934 and Rule 10b-5 promulgated thereunder.  Plaintiff’s lawsuit generally mirrors the allegations contained in the Marcus lawsuit discussed above, and seeks similar relief.

We believe these lawsuits are without merit and we intend to vigorously defend them.  While no assurance can be given as to the ultimate outcome of these matters, we currently believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

ERISA Class Action Litigation
The Company’s wholly owned subsidiary, J. C. Penney Corporation, Inc., and certain present and former members of Corporation’s Board of Directors have been sued in a purported class action complaint by plaintiffs Roberto Ramirez and Thomas Ihle, individually and on behalf of all others similarly situated, in the U.S. District Court, Eastern District of Texas, Tyler Division.  The suit alleges that the defendants violated Section 502 of the Employee Retirement Income Security Act (ERISA) by breaching fiduciary duties relating to the J. C. Penney Corporation, Inc. Savings, Profit-Sharing and Stock Ownership Plan (the “Plan”).  The class period is alleged to be between November 1, 2011 and September 27, 2013.  Plaintiffs allege that they and others who invested in or held Company stock in the Plan during this period were injured because defendants allegedly made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused the Company’s common stock to trade at artificially inflated prices.  The complaint seeks class certification, declaratory relief, a constructive trust, reimbursement of alleged losses to the Plan, actual damages, attorneys’ fees and costs, and other relief.

Other Legal Proceedings
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
Item 1A. Risk Factors

The risk factors listed below update and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Our ability to return to profitable growth is subject to both the risks affecting our business generally and the inherent difficulties associated with shifting our strategic plan.

During fiscal 2014, we entered the “go-forward” phase of our turnaround as we position the Company for long-term growth. However, it may take longer than expected to recover from our previous negative sales trends and operating results, and actual results may be materially less than planned. Our ability to improve our operating results depends upon a significant number of factors, some of which are beyond our control, including:

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

Our results may be negatively impacted if customers do not maintain their favorable perception of our Company and our private brand merchandise.

Maintaining and continually enhancing the value of our Company and our private brand merchandise is important to the success of our business. The value of our private brands is based in large part on the degree to which customers perceive and react to them.  The value of our private brands could diminish significantly due to a number of factors, including customer perception that we have acted in an irresponsible manner in sourcing our private brand merchandise, adverse publicity about our private brand merchandise, our failure to maintain the quality of our private brand products, or the failure of our private brand merchandise to deliver consistently good value to the customer.  The growing use of social and digital media by customers, us, and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our private brands, or any of the merchandise on social or digital media could seriously damage our reputation. If we do not maintain the favorable perception of our Company and our private brand merchandise, our business results could be negatively impacted.

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

As part of our normal operations, we and third-party service providers with whom we contract receive and maintain information about our customers (including credit/debit card information), our employees and other third parties. Confidential data must at all times be protected against security breaches or other unauthorized disclosure. We have, and require our third-party service providers to have, administrative, physical and technical safeguards and procedures in place to protect the security, confidentiality and integrity of such information and to protect such information against unauthorized access, disclosure or acquisition. Despite our safeguards and security processes and procedures, we cannot be assured that all of our systems and processes, or those of our third-party service providers, are free from vulnerability to security breaches or inadvertent data disclosure or acquisition by third parties or us. Any failure to protect confidential data about our customers or our employees or other third parties could materially damage our brand and reputation as well as result in significant expenses and disruptions to our operations, and loss of customer confidence, any of which could have a material adverse impact on our business and results of operations.

The failure to retain, attract and motivate our employees, including employees in key positions, could have an adverse impact on our results of operations.

Our results depend on the contributions of our employees, including our senior management team and other key employees. This depends to a great extent on our ability to retain, attract and motivate talented employees throughout the organization, many of whom, particularly in the stores, are in entry level or part-time positions with historically high rates of turnover. As a result of restructuring activities taken during the past few years, we now operate with significantly fewer individuals who have assumed additional duties and responsibilities, which could have an adverse impact on our operating performance and efficiency. Because of our lower than expected operating results in prior years, salary increases, bonuses and incentive compensation opportunities have been limited. Any prolonged inability to provide meaningful salary increases or incentive compensation opportunities, or media reports regarding our financial condition, could have an adverse impact on our ability to attract, retain and motivate our employees. If we are unable to retain, attract and motivate talented employees with the appropriate skill sets, we may not achieve our objectives and our results of operations could be adversely impacted. Our ability to meet our changing labor needs while controlling our costs is also subject to external factors such as unemployment levels, competing wages and potential union organizing efforts. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role in our senior management could have a material adverse effect on our business.

Disruptions in our Internet website, or our inability to successfully execute our online strategy, could have an adverse impact on our sales and results of operations.

We sell merchandise over the Internet through our website, www.jcpenney.com.  Our Internet operations are subject to numerous risks, including rapid technological change and the implementation of new systems and platforms; liability for online and mobile content; violations of state or federal laws, including those relating to online and mobile privacy and intellectual property rights; credit card fraud; problems associated with the operation and security of our website and related support systems; computer viruses; telecommunications failures; electronic break-ins and similar disruptions; and the allocation of inventory between our website and department stores. The failure of our website to perform as expected could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online. In addition, our inability to successfully develop and maintain the necessary technological interfaces for our customers to purchase merchandise through our website, including user friendly software applications for smart phones and tablets, could result in the loss in Internet sales and have an adverse impact on our results of operations.

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

Our vendors are also highly dependent on the use of information technology systems. Major disruptions in their information technology systems could result in their inability to communicate with us or otherwise to process our transactions or information, their inability to perform required functions, or in the loss or corruption of our information, any and all of which could result in disruptions to our operations. Our vendors are responsible for having safeguards and procedures in place to protect the confidentiality, integrity and security of our information, and to protect our information and systems against unauthorized access, disclosure or acquisition. Any failure in their systems to operate or in their ability to protect our information or systems could have a material adverse impact on our business and results of operations.

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

Our merchandise is sourced from a wide variety of suppliers, and our business depends on being able to find qualified suppliers and access products in a timely and efficient manner. Inflationary pressures on commodity prices and other input costs could increase our cost of goods, and an inability to pass such cost increases on to our customers or a change in our merchandise mix as a result of such cost increases could have an adverse impact on our profitability. Additionally, the impact of economic conditions on our suppliers cannot be predicted and our suppliers may be unable to access financing or become insolvent and thus become unable to supply us with products.

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

Our senior secured real estate term loan credit facility is secured by certain of our real property and substantially all of our personal property, and such property may be subject to foreclosure or other remedies in the event of our default. In addition, the real estate term loan credit facility contains provisions that could restrict our operations and our ability to obtain additional financing.

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

Our senior secured asset-based revolving credit and term loan facility limits our borrowing capacity to the value of certain of our assets. In addition, our senior secured asset-based revolving credit and term loan facility is secured by certain of our personal property, and lenders may exercise remedies against the collateral in the event of our default.

In June 2014, we entered into a new $2.35 billion senior secured asset-based revolving credit and term loan facility. Our borrowing capacity under our revolving credit facility varies according to the Company’s inventory levels, accounts receivable and credit card receivables, net of certain reserves. In the event of any material decrease in the amount of or appraised value of these assets, our borrowing capacity would similarly decrease, which could adversely impact our business and liquidity.

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

As of August 2, 2014, we have $5.425 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged.

We are required to make quarterly repayments in a principal amount equal to $5.625 million during the five-year term of the real estate term loan credit facility, subject to certain reductions for mandatory and optional prepayments, and quarterly repayments in a principal amount equal to $1.25 million during the five-year term of the senior secured asset-based revolving credit and term loan facility.

In addition, we are required to make prepayments of the real estate term loan credit facility with the proceeds of certain asset sales, insurance proceeds and excess cash flow, and prepayments of the asset-based revolving credit and term loan facility with excess cash flow, which will reduce the cash available for other purposes, including capital expenditures for store improvements, and could impact our ability to reinvest in other areas of our business.

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

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. The Company and certain of our current and former members of the Board of Directors and executives are defendants in a consolidated class action lawsuit and two related shareholder derivative actions that were filed following our announcement of an issuance of common stock on September 26, 2013. An additional class action complaint regarding the same announcement was also recently filed. Such litigation could result in substantial costs, divert our management’s attention and resources and have an adverse effect on our business, results of operations and financial condition.

The Company’s ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.

The Company has a federal net operating loss (NOL) of $2.1 billion as of February 1, 2014. This NOL carryforward (expiring in 2032 and 2033) is available to offset future taxable income.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 3.5% at February 1, 2014. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company currently plans to make in filing its tax return and the information that has been filed with the Securities and Exchange Commission through September 5, 2014, the Company has not had a Section 382 ownership change through September 5, 2014.

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

Avoiding an initial ownership shift by staying under a cumulative 50 percentage point shift in the rolling three year testing periods is preferable to being subject to the Section 382 NOL limitations. If an ownership change is encountered at some point, it is generally preferable that it be at a time when the value of the company and built-in gains to be recognized are such that the Section 382 limitations are at their highest levels as compared to the NOL and credit carryforwards. Losses incurred after an ownership change are not subject to limitation except where there is a new cumulative 50 percentage point change under the rolling three year testing periods. The Company plans to continue its analysis of the elections available to it in filing its federal income tax return and the impact of the new regulations.

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

We believe that these NOL carryforwards are a valuable asset for us.  Consequently, we have a stockholder rights plan in place, which was approved by the Company’s stockholders, to protect our NOLs during the effective period of the rights plan.  Although the rights plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the rights plan will prevent all transfers that could result in such an “ownership change”.

The rights plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our Company or a large block of our common stock.  A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the rights plan through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person.

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

Item 6. Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 23, 2013	8-K	001-15274	3.1	7/26/2013
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
10.1	Credit Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Revolving Agent and Swingline Lender, Bank of America, N.A., as Term Agent, Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Collateral Agents and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	6/23/2014
10.2	Guarantee and Collateral Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and Wells Fargo Bank, National Association, as Administrative Agent	8-K	001-15274	10.2	6/23/2014
10.3	2014 J. C. Penney Company, Inc. Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Exhibit A	3/21/2014

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/ Dennis P. Miller
Dennis P. Miller Senior Vice President and Controller (Principal Accounting Officer)
Date: September 8, 2014