Form 10-Q
period 2014-11-01
J C PENNEY CO INC
filed 2014-12-09
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 304,851,973 shares of Common Stock of 50 cents par value, as of December 5, 2014.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended November 1, 2014

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Total net sales	$2,764	$2,779	$8,364	$8,077
Cost of goods sold	1,751	1,960	5,417	5,659
Gross margin	1,013	819	2,947	2,418
Operating expenses/(income):
Selling, general and administrative (SG&A)	988	1,006	2,961	3,110
Pension	1	34	4	102
Depreciation and amortization	156	161	474	440
Real estate and other, net	(90)	(27)	(160)	(117)
Restructuring and management transition	12	46	39	165
Total operating expenses	1,067	1,220	3,318	3,700
Operating income/(loss)	(54)	(401)	(371)	(1,282)
Loss on extinguishment of debt	34	—	34	114
Net interest expense	103	99	306	255
Income/(loss) before income taxes	(191)	(500)	(711)	(1,651)
Income tax expense/(benefit)	(3)	(11)	1	(228)
Net income/(loss)	$(188)	$(489)	$(712)	$(1,423)
Earnings/(loss) per share:
Basic	$(0.62)	$(1.94)	$(2.33)	$(6.17)
Diluted	$(0.62)	$(1.94)	$(2.33)	$(6.17)
Weighted average shares – basic	305.3	251.8	305.1	230.8
Weighted average shares – diluted	305.3	251.8	305.1	230.8
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income/(loss)	$(188)	$(489)	$(712)	$(1,423)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	10	26	30	81
Reclassification for amortization of prior service (credit)/cost	(1)	—	(1)	(1)
Total other comprehensive income/(loss), net of tax	9	26	29	80
Total comprehensive income/(loss), net of tax	$(179)	$(463)	$(683)	$(1,343)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	November 1, 2014	November 2, 2013	February 1, 2014
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$141	$151	$113
Cash short-term investments	543	1,076	1,402
Cash and cash equivalents	684	1,227	1,515
Merchandise inventory	3,358	3,747	2,935
Deferred taxes	175	119	193
Prepaid expenses and other	223	249	190
Total current assets	4,440	5,342	4,833
Property and equipment (net of accumulated depreciation of $3,558, $3,178 and $3,315)	5,312	5,753	5,619
Prepaid pension	695	36	663
Other assets	718	744	686
Total Assets	$11,165	$11,875	$11,801
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,289	$1,409	$948
Other accounts payable and accrued expenses	1,163	1,269	1,198
Short-term borrowings	—	650	650
Current portion of capital leases and note payable	30	27	27
Current maturities of long-term debt	28	23	23
Total current liabilities	2,510	3,378	2,846
Long-term capital leases and note payable	40	67	62
Long-term debt	5,329	4,845	4,839
Deferred taxes	357	250	335
Other liabilities	499	688	632
Total Liabilities	8,735	9,228	8,714
Stockholders’ Equity
Common stock(1)	152	153	152
Additional paid-in capital	4,597	4,575	4,571
Reinvested earnings/(accumulated deficit)	(1,720)	(1,043)	(1,008)
Accumulated other comprehensive income/(loss)	(599)	(1,038)	(628)
Total Stockholders’ Equity	2,430	2,647	3,087
Total Liabilities and Stockholders’ Equity	$11,165	$11,875	$11,801

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 304.8 million, 304.6 million and 304.6 million as of November 1, 2014, November 2, 2013 and February 1, 2014, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Cash flows from operating activities
Net income/(loss)	$(188)	$(489)	$(712)	$(1,423)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	2	48	5	109
Asset impairments and other charges	5	3	9	12
Net gain on sale of non-operating assets	(2)	(24)	(23)	(86)
Net gain on sale of operating assets	(90)	—	(91)	(18)
Loss on extinguishment of debt	34	—	34	114
Depreciation and amortization	156	161	474	440
Benefit plans	(5)	16	(18)	57
Stock-based compensation	8	6	24	22
Deferred taxes	(5)	(14)	(24)	(203)
Change in cash from:
Inventory	(510)	(592)	(423)	(1,406)
Prepaid expenses and other assets	(15)	(30)	(34)	11
Merchandise accounts payable	305	133	341	247
Current income taxes	2	2	6	62
Accrued expenses and other	(17)	43	(22)	(135)
Net cash provided by/(used in) operating activities	(320)	(737)	(454)	(2,197)
Cash flows from investing activities
Capital expenditures	(61)	(161)	(202)	(814)
Net proceeds from sale of non-operating assets	2	33	28	88
Net proceeds from sale of operating assets	66	—	68	19
Joint venture return of investment	—	—	8	—
Net cash provided by/(used in) investing activities	7	(128)	(98)	(707)
Cash flows from financing activities
Proceeds from short-term borrowings	—	—	—	850
Payments on short-term borrowings	—	(200)	(650)	(200)
Net proceeds from issuance of long-term debt	393	—	893	2,180
Premium on early retirement of debt	(33)	—	(33)	(110)
Payments of capital leases and note payable	(4)	(5)	(22)	(24)
Payments of long-term debt	(394)	(5)	(405)	(250)
Financing costs	(1)	(18)	(61)	(30)
Net proceeds from common stock issued	—	786	—	786
Proceeds from stock options exercised	—	—	—	7
Tax withholding payments for vested restricted stock	—	(1)	(1)	(8)
Net cash provided by/(used in) financing activities	(39)	557	(279)	3,201
Net increase/(decrease) in cash and cash equivalents	(352)	(308)	(831)	297
Cash and cash equivalents at beginning of period	1,036	1,535	1,515	930
Cash and cash equivalents at end of period	$684	$1,227	$684	$1,227

Supplemental cash flow information
Income taxes received/(paid), net	(1)	(1)	(20)	87
Interest received/(paid), net	(160)	(125)	(343)	(361)
Supplemental non-cash investing and financing activity
Property contributed to joint venture	—	—	30	—
Increase/(decrease) in other accounts payable related to purchases of property and equipment	(2)	(53)	(7)	49
Financing costs withheld from proceeds of long-term debt	7	—	7	70
Purchase of property and equipment and software through capital leases and a note payable	—	1	3	4
Issuance costs withheld from proceeds of common stock issued	—	24	—	24
Return of shares of Martha Stewart Living Omnimedia Inc. previously acquired by the Company	—	36	—	36

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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended November 1, 2014” and “three months ended November 2, 2013” refer to the 13-week periods ended November 1, 2014 and November 2, 2013, respectively. “Nine months ended November 1, 2014” and “nine months ended November 2, 2013,” refer to the 39-week periods ended November 1, 2014 and November 2, 2013, respectively. Fiscal years 2014 and 2013 contain 52 weeks.
Basis of Consolidation
All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income/(loss) in any period.
Use of Estimates and Assumptions
The preparation of unaudited Interim Consolidated Financial Statements, in conformity with GAAP, requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to: inventory valuation under the retail method, specifically permanent reductions to retail prices (markdowns), permanent devaluation of inventory (markdown accruals) and adjustments for shortages (shrinkage); valuation of long-lived assets and indefinite-lived intangible assets for impairments; reserves for closed stores, workers’ compensation and general liability (insurance), environmental contingencies, income taxes and litigation; and pension and other postretirement benefits accounting. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

2. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Earnings/(loss)
Net income/(loss)	$(188)	$(489)	$(712)	$(1,423)
Shares
Weighted average common shares outstanding (basic shares)(1)	305.3	251.8	305.1	230.8
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—	—
Weighted average shares assuming dilution (diluted shares)	305.3	251.8	305.1	230.8
EPS
Basic	$(0.62)	$(1.94)	$(2.33)	$(6.17)
Diluted	$(0.62)	$(1.94)	$(2.33)	$(6.17)
(1) On October 1, 2013, we issued 84 million shares of common stock with a par value of $0.50 per share.
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stock options, restricted stock awards and warrant	26.9	23.9	26.1	24.6
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
The borrowing base under the Revolving Facility, which is limited to a maximum of $1,850 million, is calculated as 85% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 90% of the liquidation value of our inventory, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. In addition, the maximum availability is limited by a minimum excess availability threshold which is the greater of 10% of the borrowing base or $150 million.
As of the end of the third quarter of 2014, we had $499 million outstanding on the 2014 Term Loan and no borrowings outstanding under the Revolving Facility. The 2014 Term Loan bears interest at a rate of LIBOR plus 4.0% and requires quarterly repayments in a principal amount equal to $1.25 million during the five-year term beginning October 1, 2014. As of the end of the third quarter of 2014, we had $429 million in standby and import letters of credit outstanding under the

Revolving Facility, the majority of which were standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. The applicable rates for standby and import letters of credit were 2.75% and 1.375%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Facility. As of the end of the third quarter of 2014, based on our September 2014 borrowing base, we had $1,421 million available for future borrowing, of which $1,236 million was accessible due to the minimum excess availability threshold.
4. Long-Term Debt
2014 Debt Issuance and Tender Offers
In September 2014, we issued $400 million aggregate principal amount of 8.125% Senior Notes due 2019 and used the majority of the $393 million of proceeds from the offering, net of underwriting discounts, to pay the tender consideration and related transaction fees and expenses for our contemporaneous cash tender offers (2014 Tender Offers) to purchase approximately $327 million aggregate principal amount of the three outstanding series of debt securities described below (collectively, the Securities).

Title of Security	Principal Amount Outstanding Prior to 2014 Tender Offers ($ in millions)	Tender Premium(1)	Principal Amount Tendered ($ in millions)	Principal Amount Accepted for Purchase ($ in millions)	Principal Amount Outstanding After the 2014 Tender Offers ($ in millions)
6.875% Medium-Term Notes due 2015	$200	$67.50	$140	$140	$60
7.65% Debentures due 2016	200	105.00	122	122	78
7.95% Debentures due 2017	285	97.50	194	65	220
Total	$685		$456	$327	$358

(1)	Per $1,000 principal amount of Securities.
We paid approximately $362 million aggregate consideration, including $6 million of accrued interest, for the accepted Securities in October 2014. The 2014 Tender Offers resulted in a loss on extinguishment of debt of $30 million which includes the premium paid over face value of the accepted Securities of $29 million and reacquisition costs of $1 million.
2014 Debt Defeasance
In October 2014, subsequent to the completion of the 2014 Tender Offers, we deposited approximately $64 million with Wilmington Trust, National Association, as Trustee under the Indenture with respect to our 6.875% Medium-Term Notes due 2015 (2015 Notes), to effect a legal defeasance of the remaining outstanding principal amount of 2015 Notes. As a result of depositing funds with the Trustee sufficient to make all payments of interest and principal on the outstanding 2015 Notes through October 15, 2015, the stated maturity of the 2015 Notes, the Company has satisfied and discharged all of its obligations under the terms of the 2015 Notes and with respect to the 2015 Notes under the Indenture. The defeasance resulted in a loss on extinguishment of debt of $4 million which represents the portion of the deposited funds for future interest payments on the 2015 Notes.

2013 Tender Offer
On April 30, 2013 we announced the commencement of a cash tender offer (2013 Tender Offer) and consent solicitation for our 7.125% Debentures Due 2023 (2023 Notes). We also solicited consents to effect certain proposed amendments to the indenture governing the 2023 Notes (2023 Notes Indenture) that would eliminate most of the restrictive covenants and certain events of default and other provisions in the 2023 Notes Indenture (Proposed Amendments).

On May 22, 2013, we accepted for purchase $243 million in aggregate principal amount of the 2023 Notes, representing 95.41% of the outstanding principal amount, for aggregate tender offer consideration of $352 million. On June 5, 2013, we accepted for purchase an additional $2 million in aggregate principal amount of the 2023 Notes, for aggregate tender offer consideration of $3 million. The 2013 Tender Offer resulted in a loss on the extinguishment of debt of $114 million which includes the premium paid over face value of the accepted 2023 Notes of $110 million, reacquisition costs of $2 million and the write-off of unamortized debt issue costs of $2 million. As a result of receiving the requisite consent of the holders of at least 66 2/3% of aggregate principal amount of 2023 Notes outstanding, the Proposed Amendments were approved and became operative.

2013 Term Loan Facility
On May 22, 2013, JCP entered into a $2.25 billion five-year senior secured term loan facility (2013 Term Loan Facility). The 2013 Term Loan Facility is guaranteed by J. C. Penney Company, Inc. and certain subsidiaries of JCP, and is secured by mortgages on certain real estate of JCP and the guarantors, in addition to substantially all other assets of JCP and the guarantors. Proceeds of the 2013 Term Loan Facility were used to fund the 2013 Tender Offer and will be used to fund ongoing working capital requirements and general corporate purposes. The 2013 Term Loan Facility bears interest at a rate of LIBOR plus 5.0%. We are required to make quarterly repayments in a principal amount equal to $5.625 million during the five-year term subject to certain reductions for mandatory and optional prepayments.
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

REIT Assets at Fair Value
($ in millions)	Cost Basis	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
November 1, 2014	$—	$—	$—	$—
November 2, 2013	7	32	—	—
February 1, 2014	—	—	—	—

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	November 1, 2014		November 2, 2013		February 1, 2014
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$5,357	$4,910	$4,868	$4,252	$4,862	$4,209
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of November 1, 2014, November 2, 2013 and February 1, 2014, the fair values of cash and cash equivalents, accounts payable and short-term borrowings approximated their carrying values due to the short-term nature of these instruments. In addition, the fair values of capital lease commitments and the note payable approximated their carrying values. These items have been excluded from the table above.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.

6. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the nine months ended November 1, 2014:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
February 1, 2014	304.6	$152	$4,571	$(1,008)	$(628)	$3,087
Net income/(loss)	—	—	—	(712)	—	(712)
Other comprehensive income/(loss)	—	—	—	—	29	29
Stock-based compensation	0.2	—	26	—	—	26
November 1, 2014	304.8	$152	$4,597	$(1,720)	$(599)	$2,430

Comprehensive Income
The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	Three Months Ended
	November 1, 2014			November 2, 2013
($ in millions)	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount
REITs
Unrealized gain/(loss)	$—	$—	$—	$(1)	$1	$—
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	16	(6)	10	43	(17)	26
Reclassification for amortization of prior service (credit)/cost	(1)	—	(1)	(1)	1	—
Total	$15	$(6)	$9	$41	$(15)	$26

	Nine Months Ended
	November 1, 2014			November 2, 2013
($ in millions)	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount
REITs
Unrealized gain/(loss)	$—	$—	$—	$(1)	$1	$—
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	49	(19)	30	$131	(50)	81
Reclassification for amortization of prior service (credit)/cost	(1)	—	(1)	(2)	1	(1)
Total	$48	$(19)	$29	$128	$(48)	$80

The following table shows the changes in accumulated other comprehensive income/(loss) balances for the nine months ended November 1, 2014:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Accumulated Other Comprehensive Income/(Loss)
February 1, 2014	$(609)	$(19)	$(628)
Other comprehensive income/(loss) before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	30	(1)	29
Net current-period other comprehensive income	30	(1)	29
November 1, 2014	$(579)	$(20)	$(599)

Reclassifications out of accumulated other comprehensive income/(loss) are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)				Line Item in the Unaudited Interim Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Amortization of retirement benefit plans
Actuarial loss/(gain)(1)	$16	$44	$49	$132	Pension
Prior service cost/(credit)(1)	1	1	5	4	Pension
Actuarial loss/(gain)(1)	—	(1)	—	(1)	SG&A
Prior service cost/(credit)(1)	(2)	(2)	(6)	(6)	SG&A
Tax (expense)/benefit	(6)	(16)	(19)	(49)	Income tax expense/(benefit)
Total, net of tax	9	26	29	80
Total reclassifications	$9	$26	$29	$80

(1)	These accumulated other comprehensive components are included in the computation of net periodic benefits expense/(income). See Note 8 for additional details.

Issuance of Common Stock
On October 1, 2013, we issued 84 million shares of common stock with a par value of $0.50 per share for $9.65 per share for total net proceeds of $786 million after $24 million of fees.

7. Stock-Based Compensation
We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan. On May 16, 2014, our stockholders approved the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan (2014 Plan), which has a fungible share design in which each stock option will count as one share issued and each stock award will count as two shares issued. The 2014 Plan reserved 16 million shares or 32 million options for future grants and will terminate on May 31, 2019.  In addition, shares underlying any outstanding stock award or stock option grant canceled prior to vesting or exercise become available for use under the 2014 Plan. On May 21, 2014, the Company also approved an equity inducement award plan (2014 Equity Inducement Plan) which reserved 750,000 restricted stock units to grant to an incoming executive officer of the Company. Our prior 2012 Long-Term Incentive Plan (2012 Plan) terminated on May 16, 2014, except for outstanding awards, and all subsequent awards have been granted under the 2014 Plan or the 2014 Equity Inducement Plan. Under the terms of the 2014 Plan, all grants made after January 31, 2014 reduce the shares available for grant under the 2014 Plan. As of November 1, 2014, a maximum of 24.0 million shares of stock were available for future grant under the 2014 Plan.
Stock-based compensation expense for the three months ended November 1, 2014 and November 2, 2013 was $10 million and $7 million, respectively. Stock-based compensation expense for the nine months ended November 1, 2014 and November 2, 2013 was $31 million and $39 million, respectively. Through the first nine months of 2014, the Company granted the following stock-based compensation awards:

	Restricted Stock Units (RSU)		Stock Options		Weighted Average Grant Date Fair Value
Grant Date	Time-based	Performance-based	Performance-based	Weighted Average Exercise Price
March 3, 2014	25,000	—	—	$—	$7.96
March 20, 2014	2,328,000	329,000	2,322,000	8.36	6.09
March 27, 2014	84,000	—	185,000	8.97	5.59
May 20, 2014(1)	306,000	—	—	—	8.93
August 19, 2014	883,000	—	—	—	10.25
Total	3,626,000	329,000	2,507,000	8.41	6.78

(1)	Includes approximately 224,000 RSUs that were granted under the 2014 Equity Inducement Plan.

Performance-based stock options and awards that ultimately vest are dependent on market performance targets measured by either the performance of the Company’s common stock (market condition) or on the achievement of a 2014 internal profitability target (performance condition).

In addition to the grants above, on March 20, 2014, we granted approximately 2.3 million phantom units as part of our management incentive compensation plan, which are similar to RSUs in that the number of units granted was based on the price of our stock, but the units will be settled in cash based on the value of our stock on the vesting date, limited to $16.72 per phantom unit. The fair value of the awards is remeasured at each reporting period and was $7.61 per share as of November 1, 2014. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in Other liabilities in our unaudited Interim Consolidated Balance Sheets. On May 21, 2014, we also granted approximately 157,000 RSUs to directors with a fair value of $8.60 per RSU award. Additionally, on October 9, 2014, we granted approximately 13,000 RSUs to a new director with a fair value of $7.64 per RSU award.

8. Retirement Benefit Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan), non-contributory supplemental pension plans and contributory postretirement health and welfare plan were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Primary Pension Plan
Service cost	$15	$20	$46	$59
Interest cost	53	51	158	153
Expected return on plan assets	(87)	(85)	(261)	(255)
Amortization of actuarial loss/(gain)	13	38	38	114
Amortization of prior service cost/(credit)	1	1	5	4
Loss/(gain) on transfer of benefits	6	—	6	—
Net periodic benefit expense/(income)	$1	$25	$(8)	$75

Supplemental Pension Plans
Service cost	$—	$—	$—	$—
Interest cost	3	3	7	9
Amortization of actuarial loss/(gain)	3	6	11	18
Amortization of prior service cost/(credit)	—	—	—	—
Loss/(gain) on transfer of benefits	(6)	—	(6)	—
Net periodic benefit expense/(income)	$—	$9	$12	$27

Primary and Supplemental Pension Plans Total
Service cost	$15	$20	$46	$59
Interest cost	56	54	165	162
Expected return on plan assets	(87)	(85)	(261)	(255)
Amortization of actuarial loss/(gain)	16	44	49	132
Amortization of prior service cost/(credit)	1	1	5	4
Loss/(gain) on transfer of benefits	—	—	—	—
Net periodic benefit expense/(income)	$1	$34	$4	$102

Postretirement Health and Welfare Plan
Service cost	$—	$—	$—	$—
Interest cost	—	1	—	1
Amortization of actuarial loss/(gain)	—	(1)	—	(1)
Amortization of prior service cost/(credit)	(2)	(2)	(6)	(6)
Net periodic benefit expense/(income)	$(2)	$(2)	$(6)	$(6)

Retirement Benefit Plans Total
Service cost	$15	$20	$46	$59
Interest cost	56	55	165	163
Expected return on plan assets	(87)	(85)	(261)	(255)
Amortization of actuarial loss/(gain)	16	43	49	131
Amortization of prior service cost/(credit)	(1)	(1)	(1)	(2)
Loss/(gain) on transfer of benefits	—	—	—	—
Net periodic benefit expense/(income)	$(1)	$32	$(2)	$96

Net periodic benefit expense/(income) for our noncontributory postretirement health and welfare plan was predominantly included in SG&A expense in the unaudited Interim Consolidated Statements of Operations.
During the third quarter of 2014, we transferred $25 million of supplemental pension plan benefits, as allowed under the Employee Retirement Income Security Act of 1974, out of one of our supplemental pension plans and into our Primary Pension Plan. The transfer did not have a significant impact on our unaudited Interim Consolidated Financial Statements.
Defined Contribution Plans
Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain members of management. Total expense for our defined contribution plans for both of the third quarters of 2014 and 2013 was $12 million and was predominantly included in SG&A expenses in the unaudited Interim Consolidated Statements of Operations. Total expense for the first nine months for both of 2014 and 2013 was $38 million.
9. Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended		Cumulative Amount Through November 1, 2014
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Home office and stores	$3	$(6)	$15	$26	$217
Store fixtures	—	10	—	55	133
Management transition	7	3	15	32	223
Other	2	39	9	52	132
Total	$12	$46	$39	$165	$705

Home Office and Stores
During the nine months ended November 1, 2014 and November 2, 2013, we recorded $15 million and $26 million, respectively, of charges for actions taken to reduce our home office and store expenses. In January 2014, we announced the closing of 33 department stores as part of our turnaround efforts. Through the first nine months of 2014, we incurred charges of $13 million for employee termination benefits and lease termination costs associated with the closure of those stores. Additionally, we incurred $2 million of other miscellaneous store restructuring costs.

The $32 million of charges through the first half of 2013 were associated with employee termination benefits for both store and home office associates. The $6 million credit for the third quarter of 2013 resulted from termination benefits paid that were lower than expected primarily because employees found other positions within the Company and revisions were made to the restructuring plan.
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
Management Transition
During the three months ended November 1, 2014 and November 2, 2013, we implemented several changes within our management leadership team that resulted in management transition costs of $7 million and $3 million, respectively, for both incoming and outgoing members of management. During the nine months ended November 1, 2014 and November 2, 2013, we recorded charges of $15 million and $32 million, respectively.
Other
During the three months ended November 1, 2014 and November 2, 2013, we recorded $2 million and $39 million, respectively, of miscellaneous restructuring charges. During the nine months ended November 1, 2014 and November 2, 2013, we recorded $9 million and $52 million, respectively, of miscellaneous restructuring charges. The charges during both years were related primarily to contract termination costs associated with our previous marketing and shops strategy, including a non-cash charge of $36 million during the third quarter of 2013 relating to the return of shares of Martha Stewart Living Omnimedia Inc. previously acquired by the Company.

Activity for the restructuring and management transition liability for the nine months ended November 1, 2014 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
February 1, 2014	$—	$3	$30	$33
Charges	15	15	9	39
Cash payments	(6)	(11)	(21)	(38)
Non-cash	(2)	(3)	—	(5)
November 1, 2014	$7	$4	$18	$29
The non-cash amounts represent charges primarily for stock-based compensation expense in conjunction with accelerated vesting related to terminations and for the write-off of store fixtures.
10. Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into a joint venture agreement in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture). The new joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities will be recorded in Real estate and other, net. For the three months ended November 1, 2014 and November 2, 2013, Real estate and other, net was income of $90 million and $27 million, respectively. For the nine months ended November 1, 2014 and November 2, 2013, Real estate and other, net was income of $160 million and $117 million, respectively. Real estate and other, net was comprised primarily of sales of non-operating and operating assets and our proportional share of net income from the Home Office Land Joint Venture as detailed below.
Non-Operating Assets
During the first quarter of 2014, we sold four properties used in our former auto center operations and excess property adjacent to our home office facility not contributed to the Home Office Land Joint Venture for net proceeds of $15 million, resulting in net gains totaling $12 million. During the second quarter of 2014, we sold four additional properties used in our former auto center operations for net proceeds of $11 million, resulting in net gains totaling $9 million. During the third quarter of 2014, we sold one closed store and one additional property used in our former auto center operations for net proceeds and a gain of $2 million.

During the second quarter of 2013, we sold our investment in a joint venture that owns regional mall properties for $55 million, resulting in a net gain of $62 million. The gain exceeded the cash proceeds as a result of distributions of cash related to refinancing transactions in prior periods that were recorded as net reductions in the carrying amount of the investment. The net book value of the joint venture investment was a negative $7 million and was included in Other liabilities in the Consolidated Balance Sheets. During the third quarter of 2013, we sold our investment in three joint ventures for $32 million, resulting in a net gain of $23 million and we sold approximately 10 acres of excess land for net proceeds and gain of $1 million.
Operating Assets
During the first quarter of 2014, we sold a former department store location with a net book value of $1 million for net proceeds of $2 million, realizing a gain of $1 million. During the the third quarter of 2014, we sold three department store locations and recognized a net gain on a payment received from a landlord to terminate an existing lease prior to its original expiration date for total net proceeds of $66 million and a net gain of $90 million.

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
11. Income Taxes
Income taxes for the three months ended November 1, 2014 was a benefit of $3 million compared to a benefit of $11 million for the three months ended November 2, 2013. The effective tax rate for the three months ended November 1, 2014 was (1.6)% as compared to (2.2)% for the three months ended November 2, 2013. Income taxes for the nine months ended November 1, 2014 was an expense of $1 million compared to a benefit of $228 million for the nine months ended November 2, 2013. The effective tax rate for the nine months ended November 1, 2014 was 0.1% as compared to (13.8)% for the nine months ended November 2, 2013. Our effective tax rate for the nine months ended November 1, 2014 was impacted by a net increase to the tax valuation allowance for deferred tax assets of $255 million.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring carryforwards. Accordingly, in the third quarter of 2014, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in net operating loss (NOL) carryforwards. A valuation allowance of $559 million has been recorded against our deferred tax assets as of November 1, 2014, which resulted in an increase to the valuation allowance during the quarter ended November 1, 2014 of $107 million.
The net tax benefit of $3 million for the third quarter of 2014 consisted of state and foreign tax expenses of $1 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $6 million non-cash benefit relating to other comprehensive income. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $6 million in operating results, offset by a $6 million charge to other comprehensive income for the quarter.

The net tax expense of $1 million for the nine months ended November 1, 2014 consisted of a federal audit adjustment of $12 million, state and foreign tax expenses of $6 million and $6 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $19 million non-cash benefit relating to other comprehensive income and a $4 million benefit on settlement of certain state audits. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $19 million in operating results, offset by a $19 million charge to other comprehensive income for the quarter.
As of November 1, 2014, we have approximately $2.7 billion of net operating losses available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $46 million of tax credit carryforwards that expire at various dates through 2034. For these NOL and tax credit carryforwards a net deferred tax asset of $567 million has been recorded, net of a valuation allowance of $393 million. A valuation allowance of $166 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034.
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
Contingencies
As of November 1, 2014, we estimated our total potential environmental liabilities to range from $18 million to $24 million and recorded our best estimate of $20 million in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Guarantees
As of November 1, 2014, we had a guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

In addition, in connection with the sale of the operations of our catalog outlet stores, we assigned leases on certain outlet store locations to the purchaser.  In the event that the purchaser fails to make the required lease payments, we continue for a period of time to be liable for lease payments to the landlords of several of the leased stores. The purchaser's obligations under the lease are guaranteed to us by certain principals and affiliates of the purchaser. However, the purchaser has exited the outlet business and is attempting to terminate the leases with the landlords. Consequently, we expect that our continuing obligations under each lease will be extinguished in connection with each termination. As of November 1, 2014, our maximum liability in connection with the assigned leases was $5 million.
13. Effect of New Accounting Standards

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. This ASU also requires management to disclose certain information depending on the results of the going concern evaluation. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early adoption is permitted. This amendment is applicable to us beginning in the first quarter of 2017. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations or cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation, an amendment to FASB Accounting Standards Codification (ASC) Topic 718, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606.  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for us beginning in fiscal 2017 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  We are currently evaluating the effect that adopting this new accounting guidance will have on our financial condition, results of operations or cash flows.

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

In July 2013, the FASB issued ASU 2013-11,  Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. This update provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The provisions of this update were effective February 2, 2014 for the Company and were applied prospectively. The implementation of this guidance resulted in a reclassification as of the end of the third quarter of 2014 of $46 million between Deferred taxes and Other liabilities and did not have a significant impact on our financial condition, results of operations or cash flows.

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
This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. It should be read in conjunction with our consolidated financial statements as of February 1, 2014, and for the year then ended, and related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (2013 Form 10-K). Unless otherwise indicated, all references to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Third Quarter Summary and Key Developments

▪	For the third quarter of 2014, sales were $2,764 million with comparable store sales flat for the third quarter of 2014 and up 4.3% for the first nine months of 2014.

▪
For the third quarter of 2014, gross margin as a percentage of sales increased to 36.6% compared to 29.5% in the same period last year and was positively impacted by a significant improvement in our mix and margin on clearance sales and higher margins on regular and promotional priced merchandise compared to the prior year quarter.

▪
Selling, general and administrative (SG&A) expenses decreased $18 million, or 1.8%, for the third quarter of 2014 as compared to the corresponding quarter in 2013. These savings were primarily driven by lower store expenses and corporate overhead costs.

▪
In the third quarter of 2014, we recognized a tax benefit of $3 million, reflecting a significant reduction in tax benefits typically recognized from federal and state loss carryforwards due to the recognition of a net $107 million tax valuation allowance during the quarter, which negatively impacted EPS by $0.35.

▪
For the third quarter of 2014, earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (EBITDA) was $102 million, a $342 million improvement from the same period last year. EBITDA for the quarter included a gain of $88 million related to the sale of certain store assets.

▪
For the third quarter of 2014, our net loss was $188 million, or $0.62 per share, compared to a net loss of $489 million, or $1.94 per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$12 million, or $0.04 per share, of restructuring and management transition charges;

▪	$1 million, or $0.00 per share, of expense from our qualified defined benefit pension plan (Primary Pension Plan);

▪	$34 million, or $0.11 per share, for the loss on extinguishment of debt;

▪	$2 million, or $0.01 per share, for the net gain on the sale of non-operating assets;

▪	$88 million, or $0.28 per share, for certain net gains; and

▪
$6 million, or $0.02 per share, of tax benefit related to the Primary Pension Plan that resulted from our other comprehensive income allocation between our operating loss and the amortization of net actuarial losses and prior service credits from Accumulated other comprehensive income.

▪
During the third quarter of 2014, we completed an offering of $400 million aggregate principal amount of 8.125% Senior Unsecured Notes due 2019 (2019 Notes). The majority of the net proceeds of the offering were used to pay the tender consideration and related transaction fees and expenses for our contemporaneous cash tender offers (2014 Tender Offers) for $327 million aggregate principal amount of our outstanding 6.875% Medium-Term Notes due 2015 (2015 Notes), 7.65% Debentures due 2016 (2016 Notes) and 7.95% Debentures due 2017 (2017 Notes).

▪
In October 2014, subsequent to the completion of the above 2014 Tender Offers, we used $64 million of available cash to effect a legal defeasance of the remaining outstanding principal amount of 2015 Notes by depositing funds with the Trustee for the 2015 Notes sufficient to make all payments of interest and principal on the outstanding 2015 Notes to the stated maturity of October 15, 2015.

▪
Effective November 1, 2014, the Board of Directors (Board) elected Marvin R. Ellison as President and CEO-Designee and a Director of the Company. He will succeed Myron E. Ullman, III as CEO of the Company on August 1, 2015. At that time, Mr. Ullman will become Executive Chairman of the Board for a period of one year.

Results of Operations

	Three Months Ended		Nine Months Ended
($ in millions, except EPS)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Total net sales	$2,764	$2,779	$8,364	$8,077
Percent increase/(decrease) from prior year	(0.5)%	(5.1)%	3.6%	(11.3)%
Comparable store sales increase/(decrease)(1)	0.0%	(4.1)%	4.3%	(11.0)%
Gross margin	1,013	819	2,947	2,418
Operating expenses/(income):
Selling, general and administrative	988	1,006	2,961	3,110
Primary pension plan	1	25	(8)	75
Supplemental pension plans	—	9	12	27
Total pension	1	34	4	102
Depreciation and amortization	156	161	474	440
Real estate and other, net	(90)	(27)	(160)	(117)
Restructuring and management transition	12	46	39	165
Total operating expenses	1,067	1,220	3,318	3,700
Operating income/(loss)	(54)	(401)	(371)	(1,282)
Adjusted operating income/(loss) (non-GAAP)(2)	(131)	(354)	(494)	(1,128)
Loss on extinguishment of debt	34	—	34	114
Net interest expense	103	99	306	255
Income/(loss) before income taxes	(191)	(500)	(711)	(1,651)
Income tax expense/(benefit)	(3)	(11)	1	(228)
Net income/(loss)	$(188)	$(489)	$(712)	$(1,423)
EBITDA (non-GAAP)(2)	$102	$(240)	$103	$(842)
Adjusted EBITDA (non-GAAP)(2)	$25	$(193)	$(20)	$(688)
Adjusted net income/(loss) (non-GAAP)(2)	$(235)	$(457)	$(816)	$(1,223)
Diluted EPS	$(0.62)	$(1.94)	$(2.33)	$(6.17)
Adjusted diluted EPS (non-GAAP)(2)	$(0.77)	$(1.81)	$(2.67)	$(5.30)
Ratios as a percent of sales:
Gross margin	36.6%	29.5%	35.2%	29.9%
SG&A	35.7%	36.2%	35.4%	38.5%
Total operating expenses	38.6%	43.9%	39.6%	45.8%
Operating income/(loss)	(2.0)%	(14.4)%	(4.4)%	(15.9)%
Adjusted operating income/(loss) (non-GAAP)(2)	(4.7)%	(12.7)%	(5.9)%	(14.0)%

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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, the impact of our Primary Pension Plan, the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains and the proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture). Unlike other operating expenses, restructuring and management transition charges, the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains and the proportional share of net income from the Home Office Land Joint Venture are not directly related to our ongoing core business operations. Primary Pension Plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense/(income) in its entirety as we view all components of net periodic benefit expense/(income) as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, Primary Pension Plan expense/(income), the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains and the proportional share of net income from the Home Office Land Joint Venture on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted operating income/(loss); (2) adjusted EBITDA (3) adjusted net income/(loss); and (4) adjusted diluted EPS.

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
Adjusted Operating Income/(Loss). The following table reconciles operating income/(loss), the most directly comparable GAAP financial measure, to adjusted operating income/(loss), a non-GAAP financial measure:

	Three Months Ended		Nine Months Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Operating income/(loss)	$(54)	$(401)	$(371)	$(1,282)
As a percent of sales	(2.0)%	(14.4)%	(4.4)%	(15.9)%
Add: Restructuring and management transition charges	12	46	39	165
Add: Primary pension plan expense/(income)	1	25	(8)	75
Less: Net gain on sale of non-operating assets	(2)	(24)	(23)	(86)
Less: Proportional share of net income from joint venture	—	—	(43)	—
Less: Certain net gains(1)	(88)	—	(88)	—
Adjusted operating income/(loss) (non-GAAP)	$(131)	$(354)	$(494)	$(1,128)
As a percent of sales	(4.7)%	(12.7)%	(5.9)%	(14.0)%

(1)
Represents the net gain on the sale of one department store location and the net gain recognized on a payment received from a landlord to terminate an existing lease prior to its original expiration date.

EBITDA and Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA, which are non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income/(loss)	$(188)	$(489)	$(712)	$(1,423)
Add: Net interest expense	103	99	306	255
Add: Loss on extinguishment of debt	34	—	34	114
Total interest expense	137	99	340	369
Add: Income tax expense/(benefit)	(3)	(11)	1	(228)
Add: Depreciation and amortization	156	161	474	440
EBITDA (non-GAAP)	102	(240)	103	(842)
Add: Restructuring and management transition charges	12	46	39	165
Add: Primary pension plan expense/(income)	1	25	(8)	75
Less: Net gain on the sale of non-operating assets	(2)	(24)	(23)	(86)
Less: Proportional share of net income from joint venture	—	—	(43)	—
Less: Certain net gains	(88)	—	(88)	—
Adjusted EBITDA (non-GAAP)	$25	$(193)	$(20)	$(688)
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended				Nine Months Ended
($ in millions, except per share data)	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
Net income/(loss)	$(188)		$(489)		$(712)		$(1,423)
Diluted EPS	$(0.62)		$(1.94)		$(2.33)		$(6.17)
Add: Restructuring and management transition charges, net of tax of $-, $-, $- and $28	12	(1)	46	(1)	39	(1)	137	(2)
Add: Primary pension plan expense/(income), net of tax of $-, $-, $- and $10	1	(3)	25	(3)	(8)	(3)	65	(4)
Add: Loss on extinguishment of debt, net of tax of $-, $-, $- and $-(1)	34		—		34		114
Less: Net gain on sale of non-operating assets, net of tax of $-, $-, $- and $1 (5)	(2)		(24)		(23)		(85)
Less: Proportional share of net income from joint venture, net of tax of $-, $-, $- and $-(1)	—		—		(43)		—
Less: Certain net gains, net of tax of $2, $-, $2 and $-(5)	(86)		—		(86)		—
Less: Tax benefit for the primary pension plan resulting from other comprehensive income allocation(6)	(6)		(15)		(17)		(31)
Adjusted net income/(loss) (non-GAAP)	$(235)		$(457)		$(816)		$(1,223)
Adjusted diluted EPS (non-GAAP)	$(0.77)		$(1.81)		$(2.67)		$(5.30)

(1)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(2)
For the three months ended May 4, 2013, tax effect was calculated using the Company's statutory rate of 38.82%. The six months ended November 2, 2013, reflects no tax effect due to the impact of the Company's tax valuation allowance.

(3)	The tax effect is included in the line item Tax benefit for the primary pension plan resulting from other comprehensive income allocation. See footnote 6 below.

(4)
For the three months ended May 4, 2013, tax effect was calculated using the Company’s statutory rate of 38.82%. Tax benefit for the six months ended November 2, 2013 is included in the line item Tax benefit resulting from other comprehensive income allocation. See footnote 6 below.

(5)	Tax effect represents state taxes payable in separately filing states.

(6)
Tax benefit for the three and nine months ended November 1, 2014 and for the three and six months ended November 2, 2013 resulted from our other comprehensive income allocation between our operating loss and the amortization of net actuarial losses and prior service credits from Accumulated other comprehensive income. For the three months ended May 4, 2013, tax effect was calculated using the Company's statutory rate of 38.82%.

Total Net Sales

	Three Months Ended		Nine Months Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Total net sales	$2,764	$2,779	$8,364	$8,077
Sales percent increase/(decrease):
Total net sales	(0.5)%	(5.1)%	3.6%	(11.3)%
Comparable store sales (1)	0.0%	(4.1)%	4.3%	(11.0)%

(1)
Beginning in the first quarter of 2014, the Company simplified its comparable store sales calculation to better reflect year-over-year comparability. Certain items, such as sales return estimates and store liquidation sales, are now excluded from the Company’s calculation. Prior periods have been adjusted to reflect this new methodology.

Total net sales decreased $15 million in the third quarter of 2014 compared to the third quarter of 2013. For the first nine months of 2014, total net sales increased $287 million from the same period last year. The following table provides the components of the net sales increase/(decrease):

	Three Months Ended	Nine Months Ended
($ in millions)	November 1, 2014	November 1, 2014
Comparable store sales increase/(decrease)	$—	$346
New and closed stores, net	(24)	(52)
Other revenues and sales adjustments	9	(7)
Total net sales increase/(decrease)	$(15)	$287
Store Count
The following table compares the number of stores and gross selling space for the three and nine months ended November 1, 2014 and November 2, 2013:

	Three Months Ended		Nine Months Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
JCPenney department stores
Beginning of period	1,062	1,095	1,094	1,104
Stores opened	1	—	1	—
Closed stores	(1)	—	(33)	(9)
End of period(1)	1,062	1,095	1,062	1,095
The Foundry Big and Tall Supply Co.(2)	8	10	8	10

(1)	Gross selling space was 108 million square feet as of November 1, 2014 and 111 million square feet as of November 2, 2013.

(2)	Gross selling space was 41 thousand square feet as of November 1, 2014 and 51 thousand square feet as of November 2, 2013. During the nine months ended November 1, 2014, we closed two store locations.

Comparable store sales were flat during the third quarter of 2014. Total net sales decreased 0.5% to $2,764 million in the third quarter of 2014, compared with $2,779 million in last year’s third quarter. Internet sales increased 3.4% to $280 million in the third quarter of 2014. The month of August was the best performing month during the quarter. We experienced a slowdown in our business in the months of September and October as a result of unseasonably warm weather which negatively affected our sales on fall and cold-weather merchandise. In addition, last year's third quarter had benefited from higher clearance sales volumes as we liquidated certain brands and spring merchandise, primarily in Home and Children's, that did not resonate with our customers.

For the nine months ended November 1, 2014, comparable store sales increased 4.3%, while total net sales increased 3.6% to $8,364 million compared with $8,077 million for the nine months ended November 2, 2013. Internet sales increased 13.9% to $797 million during the nine months ended November 1, 2014 compared to the prior year corresponding period. During 2013, we began editing our merchandise assortments and undertaking several merchandise initiatives to make assortments more compelling to customers, reintroducing some of our private brands and returning the majority of our business to a promotional model. Both total net sales and comparable store sales increased during the first nine months of 2014 as we continue to experience a positive response to these efforts. Internet sales experienced a larger increase primarily as a result of better merchandise in-stock positions and mix, improvements in site performance and a favorable response to our promotional activity as compared to the prior year corresponding period.

Based on a sample of our mall and off-mall stores, our store traffic decreased, but our conversion rate increased during the third quarter and through the first nine months of 2014 as compared to the prior year corresponding periods. While still negative for the quarter and through the first nine months of 2014, store traffic improved sequentially each quarter. For the third quarter and through the first nine months of 2014, the average transaction value and average unit retail increased, while the units per transaction decreased as compared to the corresponding prior year periods. Home and Fine Jewelry were our merchandise divisions that experienced the highest sales gains during the quarter and the first nine months of 2014. Sephora inside
JCPenney also continued its strong performance with significant growth during the periods. Geographically, the western and northeastern regions of the country delivered the best performance during the quarter.

Gross Margin
Gross margin for the third quarter of 2014 was $1,013 million, an increase of $194 million compared to $819 million in the third quarter of 2013. Gross margin as a percentage of sales in the third quarter of 2014 increased to 36.6% compared to 29.5% in the third quarter of 2013. The 710 basis point increase resulted primarily from the change in merchandise mix largely related to better clearance sales performance as a result of fewer units of clearance merchandise sold at higher clearance margins and higher margins on regular and promotional priced merchandise.

Gross margin for the nine months ended November 1, 2014 was $2,947 million, an increase of $529 million compared to $2,418 million for the nine months ended November 2, 2013. Gross margin as a percentage of sales for the nine months ended November 1, 2014 was 35.2% compared to 29.9% for the nine months ended November 2, 2013. The 530 basis point increase resulted primarily from the change in merchandise mix largely related to better clearance sales performance as a result of fewer units of clearance merchandise sold at higher clearance margins and higher re-ticketing costs in the corresponding prior year period as a result of moving back to a promotional strategy. These improvements were slightly offset by lower margins on regular and promotional priced merchandise.

SG&A Expenses
For the three months ended November 1, 2014, SG&A expenses were $18 million lower compared to the three months ended November 2, 2013. As a percent of sales, SG&A expenses decreased to 35.7% compared to 36.2% in the third quarter of 2013. Through the first nine months of 2014, SG&A expenses were $149 million lower than the corresponding prior period of 2013. Through the first nine months of 2014, as a percent of sales, SG&A expenses decreased to 35.4% compared to 38.5% in the corresponding prior period of 2013. For both the third quarter and through the first nine months of 2014, SG&A expenses were leveraged as we were able to better manage our expenses throughout the business. The net decrease in SG&A expenses for the third quarter of 2014 as compared to the corresponding prior period was driven primarily by lower store expenses and corporate overhead costs. The net decrease in SG&A expenses for the first nine months of 2014 as compared to the corresponding prior period was driven primarily by lower store expenses, advertising costs and corporate overhead.

Pension Expense

	Three Months Ended		Nine Months Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Primary Pension Plan	$1	$25	$(8)	$75
Supplemental pension plans	—	9	12	27
Total pension expense	$1	$34	$4	$102
Total pension expense, which consists of expense/(income) from our Primary Pension Plan and our supplemental pension plans, is based on our 2013 year-end measurement of pension plan assets and benefit obligations. For the first nine months of 2014, we had income of $8 million compared to expense of $75 million in the prior year corresponding period. The change to income for our Primary Pension Plan was primarily a result of improved asset performance in prior periods, a higher base of plan assets and a 70 basis point increase in our discount rate. For the first nine months of 2014, our supplemental pension plans expense decreased $15 million to $12 million.
During the third quarter of 2014, we transferred $25 million of supplemental pension plan benefits, as allowed under the Employee Retirement Income Security Act of 1974, out of one of our supplemental pension plans and into our Primary Pension Plan. The transfer did not have a significant impact on our unaudited Interim Consolidated Financial Statements; however, the transfer of benefits resulted in a one-time expense of $6 million to our Primary Pension Plan and an offsetting $6 million benefit to our supplemental pension plans during the third quarter of 2014. These one-time charges in the third quarter of 2014, including our regular quarterly pension expense for each plan, resulted in $1 million of expense related to our Primary Pension Plan and no expense for our supplemental pension plans during the quarter.
Depreciation and Amortization Expense
Depreciation and amortization expense in the third quarter of 2014 decreased $5 million to $156 million from $161 million for the comparable 2013 period. For the first nine months of 2014, depreciation and amortization expense increased $34 million to $474 million from $440 million last year. The increase for the first nine months of 2014 is a result of our investment and replacement of store fixtures in connection with the implementation of our former shops strategy. Depreciation and amortization expense for the three and nine months ended November 2, 2013 excludes $8 million and $37 million, respectively, of increased depreciation as a result of shortening the useful lives of store fixtures in our department stores that were replaced during 2013 with the build out of our home department and other attractions. This amount is included in the line Restructuring and management transition in the unaudited Interim Consolidated Statements of Operations.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Home office and stores	$3	$(6)	$15	$26
Store fixtures	—	10	—	55
Management transition	7	3	15	32
Other	2	39	9	52
Total	$12	$46	$39	$165

Home Office and Stores
During the nine months ended November 1, 2014 and November 2, 2013, we recorded $15 million and $26 million, respectively, of charges for actions taken to reduce our home office and store expenses. In January 2014, we announced the closing of 33 department stores as part of our turnaround efforts. Through the first nine months of 2014, we incurred charges of $13 million for employee termination benefits and lease termination costs associated with the closure of those stores. Additionally, we incurred $2 million of other miscellaneous store restructuring costs.

The $32 million of charges through the first half of 2013 were associated with employee termination benefits for both store and home office associates. The $6 million credit for the third quarter of 2013 resulted from termination benefits paid that were lower than expected primarily because employees found other positions within the Company and revisions were made to the restructuring plan.
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
Management Transition
During the three months ended November 1, 2014 and November 2, 2013, we implemented several changes within our management leadership team that resulted in management transition costs of $7 million and $3 million, respectively, for both incoming and outgoing members of management. During the nine months ended November 1, 2014 and November 2, 2013, we recorded charges of $15 million and $32 million, respectively.
Other
During the three months ended November 1, 2014 and November 2, 2013, we recorded $2 million and $39 million, respectively, of miscellaneous restructuring charges. During the nine months ended November 1, 2014 and November 2, 2013, we recorded $9 million and $52 million, respectively, of miscellaneous restructuring charges. The charges during both years were related primarily to contract termination costs associated with our previous marketing and shops strategy, including a non-cash charge of $36 million during the third quarter of 2013 relating to the return of shares of Martha Stewart Living Omnimedia Inc. previously acquired by the Company.

Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into the Home Office Land Joint Venture in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas. The new joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities will be recorded in Real estate and other, net. For the three months ended November 1, 2014 and November 2, 2013, Real estate and other, net was income of $90 million and $27 million, respectively. For the nine months ended November 1, 2014 and November 2, 2013, Real estate and other, net was income of $160 million and $117 million, respectively. Real estate and other, net was comprised primarily of sales of non-operating and operating assets and our proportional share of net income from the Home Office Land Joint Venture as detailed below.
Non-Operating Assets
During the first quarter of 2014, we sold four properties used in our former auto center operations and excess property adjacent to our home office facility not contributed to the Home Office Land Joint Venture for net proceeds of $15 million, resulting in net gains totaling $12 million. During the second quarter of 2014, we sold four additional properties used in our former auto center operations for net proceeds of $11 million, resulting in net gains totaling $9 million. During the third quarter of 2014, we sold one closed store and one additional property used in our former auto center operations for net proceeds and a gain of $2 million.

During the second quarter of 2013, we sold our investment in a joint venture that owns regional mall properties for $55 million, resulting in a net gain of $62 million. The gain exceeded the cash proceeds as a result of distributions of cash related to refinancing transactions in prior periods that were recorded as net reductions in the carrying amount of the investment. The net book value of the joint venture investment was a negative $7 million and was included in Other liabilities in the Consolidated Balance Sheets. During the third quarter of 2013, we sold our investment in three joint ventures for $32 million, resulting in a net gain of $23 million and we sold approximately 10 acres of excess land for net proceeds and gain of $1 million.

Operating Assets
During the first quarter of 2014, we sold a former department store location with a net book value of $1 million for net proceeds of $2 million, realizing a gain of $1 million. During the the third quarter of 2014, we sold three department store locations and recognized a net gain on a payment received from a landlord to terminate an existing lease prior to its original expiration date for total net proceeds of $66 million and a net gain of $90 million.

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

Operating Income/(Loss) and Adjusted Operating Income/(Loss) (non-GAAP)
For the third quarter of 2014, we reported an operating loss of $54 million compared to an operating loss of $401 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets and certain net gains, adjusted operating income/(loss) was a loss of $131 million for the third quarter of 2014, an improvement of $223 million compared to an adjusted operating loss of $354 million for the prior year corresponding period.

For the nine months ended November 1, 2014, we reported an operating loss of $371 million compared to an operating loss of $1,282 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture and certain net gains, adjusted operating income/(loss) was a loss of $494 million for the nine months ended November 1, 2014, an improvement of $634 million compared to an adjusted operating loss of $1,128 million for the prior year corresponding period.

Loss on Extinguishment of Debt
During the third quarter of 2014, we completed an offering of $400 million aggregate principal amount of our 2019 Notes. The majority of the net proceeds of the offering were used to pay the tender consideration and related transaction fees and expenses for our contemporaneous cash 2014 Tender Offers for $327 million aggregate principal amount of our outstanding 2015 Notes, 2016 Notes and 2017 Notes (the Securities). In October 2014, subsequent to the completion of the 2014 Tender Offers, we used $64 million of available cash to effect a legal defeasance of the remaining outstanding principal amount of 2015 Notes by depositing funds with the Trustee for the 2015 Notes sufficient to make all payments of interest and principal on the outstanding 2015 Notes to the stated maturity of October 15, 2015. These transactions resulted in a loss on extinguishment of debt of $34 million which includes the premium paid over face value of the accepted Securities of $29 million, $4 million for the portion of the deposited funds for future interest payments on the 2015 Notes and reacquisition costs of $1 million.

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
Net Interest Expense
Net interest expense for the third quarters of 2014 and 2013 was $103 million and $99 million, respectively. For the nine months ended November 1, 2014, net interest expense was $306 million compared to $255 million in the prior year corresponding period. The increase in net interest expense for the periods is primarily related to the increased interest expense associated with the previous borrowings under our revolving credit facility, the $2.25 billion five-year senior secured term loan that was entered into on May 22, 2013 (2013 Term Loan), the $500 million five-year asset-based senior term loan that was entered into on June 20, 2014 (2014 Term Loan) and the additional debt that was outstanding during the third quarter of 2014 as a result of the timing of our debt transactions. In addition, during the second quarter of 2014, the Company expensed $9 million of capitalized debt issue costs associated with our previous credit facility that was replaced by the $2.35 billion asset-based senior credit facility that was entered into on June 20, 2014 (2014 Credit Facility).
Income Taxes
Income taxes for the three months ended November 1, 2014 was a benefit of $3 million compared to a benefit of $11 million for the three months ended November 2, 2013. Income taxes for the nine months ended November 1, 2014 was an expense of $1 million compared to a benefit of $228 million for the nine months ended November 2, 2013. Income taxes for the three and nine months ended November 1, 2014 were impacted by a net increase to the tax valuation allowance for deferred tax assets of $107 million and $255 million, respectively.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Beginning in the second quarter of 2013 and for each quarter thereafter, our estimate of the realization of deferred tax assets was based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards. Accordingly, in the third quarter of 2014, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards. As of November 1, 2014, a valuation allowance of $559 million has been recorded against our deferred tax assets.
The net tax benefit of $3 million for the third quarter of 2014 consists of state and foreign tax expenses of $1 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $6 million non-cash benefit relating to other comprehensive income. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $6 million in operating results, offset by a $6 million charge to other comprehensive income for the quarter.

The net tax expense of $1 million for the nine months ended November 1, 2014 consists of a federal audit adjustment of $12 million, state and foreign tax expenses of $6 million and $6 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $19 million non-cash benefit relating to other comprehensive income and a $4 million benefit on settlement of certain state audits. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $19 million in operating results, offset by a $19 million charge to other comprehensive income for the quarter.

EBITDA and Adjusted EBITDA (non-GAAP)
For the third quarter of 2014, EBITDA was a positive $102 million, an improvement of $342 million compared to a negative EBITDA of $240 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets and certain net gains, adjusted EBIDTA was still positive, improving $218 million to an adjusted EBITDA of $25 million for the third quarter of 2014 compared to a negative adjusted EBITDA of $193 million for the prior year corresponding period.

For the nine months ended November 1, 2014, EBITDA was a positive $103 million, an improvement of $945 million compared to a negative EBITDA of $842 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture and certain net gains, adjusted EBIDTA improved $668 million to a negative adjusted EBIDTA of $20 million for the nine months ended November 1, 2014 compared to a negative adjusted EBIDTA of $688 million for the prior year corresponding period.

Overall, EBITDA and adjusted EBITDA improved significantly for the three and nine months ended November 1, 2014 as compared to the corresponding prior year periods as we were able to improve sales, achieve higher margins and reduce our operating costs.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. During the first nine months of 2014, we completed the following transactions to enhance our liquidity:

•
On June 20, 2014, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into the 2014 Credit Facility, comprised of a $1,850 million revolving line of credit (Revolving Facility) and the $500 million 2014 Term Loan;

•
During the third quarter of 2014, we completed an offering of $400 million aggregate principal amount of 2019 Notes. The majority of the net proceeds of the offering were used to pay the tender consideration and related transaction fees and expenses for our contemporaneous cash 2014 Tender Offers for $327 million aggregate principal amount of our outstanding 2015 Notes, 2016 Notes and 2017 Notes; and

•
In October 2014, subsequent to the completion of the 2014 Tender Offers, we used $64 million of available cash to effect a legal defeasance of the remaining outstanding principal amount of 2015 Notes by depositing funds with the Trustee for the 2015 Notes sufficient to make all payments of interest and principal on the outstanding 2015 Notes to the stated maturity of October 15, 2015.

The 2014 Credit Facility extends the maturity of the previous credit facility several years and further enhances our liquidity position, particularly during periods of peak working capital needs. Through the 2019 Notes offering, 2014 Tender Offers and debt defeasance, we were able to address our near-term debt maturities, with our next debt maturity occurring in August 2016 for $78 million.

We ended the third quarter of 2014 with $684 million of cash and cash equivalents. As of the end of the third quarter of 2014, based on our September 2014 borrowing base, we had $1,421 million available for future borrowing, of which $1,236 million was accessible due to the minimum excess availability threshold, which limits the borrowing base by the greater of 10% of the borrowing base or $150 million. As of the end of the third quarter of 2014, our total available liquidity was $1,920 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Nine Months Ended
($ in millions)	November 1, 2014	November 2, 2013
Cash and cash equivalents	$684	$1,227
Merchandise inventory	3,358	3,747
Property and equipment, net	5,312	5,753

Total debt(1)	5,427	5,612
Stockholders’ equity	2,430	2,647
Total capital	7,857	8,259
Maximum capacity under our revolving facility	1,850	1,850
Short-term borrowings under our revolving facility	—	650
Cash flow from operating activities	(454)	(2,197)
Free cash flow (non-GAAP)(2)	(588)	(2,992)
Capital expenditures(3)	202	814
Ratios:
Total debt-to-total capital(4)	69%	68%
Cash-to-total debt(5)	13%	22%

(1)	Total debt includes long-term debt, including current maturities, capital leases, note payable and any current borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the third quarters of 2014 and 2013, we had accrued capital expenditures of $18 million and $102 million, respectively.

(4)	Total debt divided by total capitalization.

(5)	Cash and cash equivalents divided by total debt.
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
The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended		Nine Months Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net cash provided by/(used in) operating activities (GAAP)	$(320)	$(737)	$(454)	$(2,197)
Add:
Proceeds from sale of operating assets	66	—	68	19
Less:
Capital expenditures(1)	(61)	(161)	(202)	(814)
Free cash flow (non-GAAP)	$(315)	$(898)	$(588)	$(2,992)

(1)	As of the end of the third quarters of 2014 and 2013, we had accrued capital expenditures of $18 million and $102 million, respectively.
Free cash flow for the three months ended November 1, 2014 improved $583 million to an outflow of $315 million compared to an outflow of $898 million in the same period last year. Free cash flow for the nine months ended November 1, 2014 improved $2,404 million to an outflow of $588 million compared to an outflow of $2,992 million in the same period last year. This significant improvement was driven primarily by the increase in sales and operating performance of the Company and better inventory management. In addition, free cash flow was positively impacted by a decrease in capital expenditures and an increase in proceeds from the sale of operating assets during the third quarter and through the first nine months of 2014 when compared to the corresponding prior year periods.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flow from operating activities for the three months ended November 1, 2014, improved $417 million to an outflow of $320 million compared to an outflow of $737 million for the same period last year. Cash flow from operating activities for the nine months ended November 1, 2014, improved $1,743 million to an outflow of $454 million compared to an outflow of $2,197 million for the same period in 2013. Our net loss of $712 million for the nine months ended November 1, 2014 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, the gain on the sale of assets, the loss on extinguishment of debt and deferred taxes. The overall decrease in cash used in operations was driven primarily by the increase in sales and operating performance of the Company, including higher margins and better expense management.
Merchandise inventory decreased $389 million to $3,358 million, or 10.4%, as of the end of the third quarter of 2014 compared to $3,747 million as of the end of the third quarter last year and increased $423 million from year-end. For the first nine months and third quarter of 2014, the increase in inventory was slightly offset by a benefit in the related corresponding merchandise accounts payable. Consistent with the prior year, the significant investment in our inventory levels during the third quarter is in preparation for the holiday season. The first nine months of 2013 reflects a higher investment in inventory as we worked to re-stock basic and private branded categories and replenish low inventory levels that resulted from the prior strategy.
Investing Activities
Investing activities for the three months ended November 1, 2014 was a cash inflow of $7 million compared to an outflow of $128 million for the same period in 2013. Investing activities through the first nine months of 2014 was a cash outflow of $98 million compared to an outflow of $707 million for the same nine month period of 2013. The decrease in the cash outflow from investing activities was primarily a result of decreased capital expenditures partially offset by proceeds from the sale of operating and non-operating assets.
Cash capital expenditures were $202 million for the nine months ended November 1, 2014 compared to $814 million for the nine months ended November 2, 2013. In addition, as of the end of the third quarter of 2014 and 2013, we had $18 million and $102 million, respectively, of accrued capital expenditures. Through the first nine months of 2014, capital expenditures related primarily to the opening of 46 Sephora inside JCPenney stores, the opening of a new department store in the third quarter of 2014, investments in information technology in both our home office and stores and investments in our store environment.
For the nine months ended November 2, 2013, capital expenditures related primarily to the opening of the women’s and kid’s Joe Fresh® attractions in nearly 700 of our department stores, the opening of Disney® and giggleBabyTM in approximately 560 stores and renovations in our home department in approximately 500 of our department stores. During the three and nine months ended November 2, 2013, we opened 30 and 60, respectively, Sephora inside jcpenney stores. Accrued capital expenditures at the end of the third quarter of 2013 primarily related to the renovation of our home department. During the first nine months of 2013, we sold our investments in four real estate joint ventures, a leasehold interest in a former department store location and three properties for a total of $107 million in net proceeds.
Full year 2014 capital expenditures are expected to be approximately $250 million. Capital expenditures for the remainder of 2014 include accrued expenditures of $18 million at the end of the third quarter.
Financing Activities
Financing activities for the three months ended November 1, 2014 was a cash outflow of $39 million compared to an inflow of $557 million for the same period in 2013. Financing activities for the nine months ended November 1, 2014 resulted in an outflow of $279 million compared to an inflow of $3,201 million for the same period last year.

During the third quarter of 2014, we closed on our offering of $400 million aggregate principal amount of 2019 Notes and used the majority of the $393 million of proceeds from the offering, net of underwriting discounts, to pay $362 million for the tender consideration and related transaction fees and expenses for our contemporaneous cash 2014 Tender Offers to purchase approximately $327 million aggregate principal of our outstanding 2015 Notes, 2016 Notes and 2017 Notes.  Subsequent to the completion of the 2014 Tender Offers, we used approximately $64 million of available cash to effect a legal defeasance of the remaining outstanding principal amount of $60 million on our 2015 Notes by depositing funds with the Trustee for the 2015 Notes sufficient to make all payments of interest and principal on the outstanding Notes to October 15, 2015, the stated maturity of the 2015 Notes.  These transactions resulted in a loss on extinguishment of debt of $34 million which includes the premium paid over face value of the Securities of $29 million, $4 million for the portion of the deposited funds for future interest payments on the 2015 Notes and reacquisition costs of $1 million.

During the second quarter of 2014, in conjunction with entering into our 2014 Credit Facility, we used the $500 million of proceeds from the 2014 Term Loan, in addition to $150 million of cash on hand, to pay down the $650 million cash borrowings that were outstanding under the previous facility. In addition, we incurred $60 million of financing costs relating to the 2014 Credit Facility. Through the first nine months of 2014, we repaid $22 million on our capital leases and note payable and $17 million on our 2013 Term Loan.

During the third quarter of 2013, we issued 84 million shares of common stock with a par value of $0.50 per share for net proceeds of $786 million. During the second quarter of 2013, we received net proceeds of $2.18 billion from our senior secured term loan facility and completed the cash tender offer and consent solicitation with respect to our outstanding 7.125% Debentures due 2023 for $355 million. During the first quarter of 2013, we incurred financing costs of $8 million primarily to amend and restate our revolving credit facility and borrowed $850 million under our 2013 asset-based credit facility of which $200 million was repaid during the third quarter of 2013.

Cash Flow Outlook
During the first nine months of 2014, we completed several transactions to further enhance our liquidity. During the second quarter of 2014, we closed on our 2014 Credit Facility which extends the maturity of the previous credit facility several years and further enhances our liquidity position, particularly during periods of peak working capital needs, by adding up to $500 million of additional liquidity. During the third quarter of 2014, through the 2019 Notes offering, the 2014 Tender Offers and the defeasance of our 2015 Notes, we were able to address our near-term debt maturities, with our next debt maturity occurring in August 2016 for $78 million. For the remainder of 2014, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically.

2014 Credit Facility
On June 20, 2014, J. C. Penney Company, Inc., JCP and Purchasing entered into the 2014 Credit Facility, comprised of the Revolving Facility and the 2014 Term Loan. The 2014 Credit Facility, which matures on June 20, 2019, replaced the Company’s prior credit agreement entered into in February 2013 and contains a letter of credit sublimit of $750 million. Proceeds from the 2014 Term Loan, in addition to $150 million of cash on hand, were used to pay down the $650 million cash borrowings that were outstanding under the previous facility.
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
The borrowing base under the Revolving Facility, which is limited to a maximum of $1,850 million, is calculated as 85% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 90% of the liquidation value of our inventory, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. In addition, the maximum availability is limited by a minimum excess availability threshold which is the greater of 10% of the borrowing base or $150 million.
As of the end of the third quarter of 2014, we had $499 million outstanding on the 2014 Term Loan and no borrowings outstanding under the Revolving Facility. The 2014 Term Loan bears interest at a rate of LIBOR plus 4.0% and requires quarterly repayments in a principal amount equal to $1.25 million during the five-year term beginning October 1, 2014. As of the end of the third quarter of 2014, we had $429 million in standby and import letters of credit outstanding under the Revolving Facility, the majority of which were standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. The applicable rates for standby and import letters of credit were 2.75% and 1.375%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Facility. As of the end of the third quarter of 2014, based on our September 2014 borrowing base, we had $1,421 million available for future borrowing, of which $1,236 million was accessible due to the minimum excess availability threshold.
Credit Ratings
Our credit ratings and outlook as of December 5, 2014 were as follows:

	Corporate	Outlook
Fitch Ratings	CCC	Positive
Moody’s Investors Service, Inc.	Caa1	Stable
Standard & Poor’s Ratings Services	CCC+	Stable
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
Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2013 Form 10-K. Our unrecorded contractual obligations related to merchandise have decreased approximately 15% since year end primarily due to the seasonality of our business and updates to our supplier base in the ordinary course of business.
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
There were no changes to our critical accounting policies during the nine months ended November 1, 2014. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2013 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 13 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the nine months ended November 1, 2014 are not necessarily indicative of the results for future quarters or the entire year.
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

For additional discussion on risks and uncertainties, see Part II, Item 1A, Risk Factors, below. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at November 1, 2014 are similar to those disclosed in the 2013 Form 10-K.
Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the third quarter ended November 1, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ozenne Derivative Lawsuit
On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and executives. The Company is a nominal defendant in the suit. The lawsuit alleged breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit sought damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff could not proceed with his suit because he failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand was not excused. The trial court heard arguments on the Special Exceptions on June 25, 2012, and denied them. The Company and named individuals filed a mandamus proceeding in the Fifth District Court of Appeals challenging the trial court’s decision. The parties then settled the litigation and the appellate court stayed the appeal so that the trial court could review the proposed settlement. On August 5, 2013, the trial court preliminarily approved the settlement, and notice was mailed to shareholders soon thereafter. The trial court finally approved the settlement at a hearing on October 28, 2013 and, despite objection, awarded the plaintiff $3.1 million in attorneys’ fees and costs.  The Company and named individuals have appealed the award of attorneys’ fees and costs.  Oral argument on the appeal occurred on October 15, 2014.  While no assurance can be given as to the ultimate outcome of this matter, we currently believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Class Action Securities Litigation
The Company, Myron E. Ullman, III and Kenneth H. Hannah are parties to the Marcus consolidated purported class action lawsuit in the U.S. District Court, Eastern District of Texas, Tyler Division.  The Marcus consolidated complaint is purportedly brought on behalf of persons who acquired our common stock during the period from August 20, 2013 through September 26, 2013, and alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  Plaintiff claims that the defendants made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused our common stock to trade at artificially inflated prices.  The consolidated complaint seeks class certification, unspecified compensatory damages, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper.  Defendants have filed a motion to dismiss the consolidated complaint. Briefing on the motion to dismiss was completed in November, 2014.

Also, on August 26, 2014, plaintiff Nathan Johnson filed a purported class action lawsuit against the Company, Myron E. Ullman, III and Kenneth H. Hannah in the U.S. District Court, Eastern District of Texas, Tyler Division.  The suit is purportedly brought on behalf of persons who acquired our securities other than common stock during the period from August 20, 2013 through September 26, 2013, and alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of

1934 and Rule 10b-5 promulgated thereunder.  Plaintiff’s lawsuit generally mirrors the allegations contained in the Marcus lawsuit discussed above, and seeks similar relief. On November 11, 2014, defendants filed an unopposed motion to consolidate this lawsuit with the Marcus lawsuit. On November 18, 2014, plaintiff filed a motion for appointment of lead plaintiff. On December 5, 2014, the lead plaintiff in the Marcus lawsuit filed an opposition to the plaintiff's motion for appointment of lead plaintiff.

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

ERISA Class Action Litigation
The Company’s wholly owned subsidiary, J. C. Penney Corporation, Inc., and certain present and former members of Corporation’s Board of Directors have been sued in a purported class action complaint by plaintiffs Roberto Ramirez and Thomas Ihle, individually and on behalf of all others similarly situated, in the U.S. District Court, Eastern District of Texas, Tyler Division.  The suit alleges that the defendants violated Section 502 of the Employee Retirement Income Security Act (ERISA) by breaching fiduciary duties relating to the J. C. Penney Corporation, Inc. Savings, Profit-Sharing and Stock Ownership Plan (the “Plan”).  The class period is alleged to be between November 1, 2011 and September 27, 2013.  Plaintiffs allege that they and others who invested in or held Company stock in the Plan during this period were injured because defendants allegedly made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused the Company’s common stock to trade at artificially inflated prices.  The complaint seeks class certification, declaratory relief, a constructive trust, reimbursement of alleged losses to the Plan, actual damages, attorneys’ fees and costs, and other relief. Defendants filed a motion to dismiss the complaint on November 7, 2014.

Other Legal Proceedings
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
Item 1A. Risk Factors

The risk factors listed below update and supersede the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2014.

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

Customer traffic depends upon our ability to successfully market compelling merchandise assortments as well as present an appealing shopping environment and experience to customers. Our strategies focus on increasing customer traffic and improving conversion in our stores and online; however, there can be no assurance that our efforts will be successful or will result in increased sales. Our stores have been experiencing a decline in traffic. There is no assurance that this trend will reverse or that increases in Internet sales will offset the decline. We may need to respond to any declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers to our stores, which could adversely impact our gross margins, operating results and cash flows from operating activities.

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

As part of our normal operations, we and third-party service providers with whom we contract receive and maintain information about our customers (including credit/debit card information), our employees and other third parties. Confidential data must at all times be protected against security breaches or other unauthorized disclosure. We have, and require our third-party service providers to have, administrative, physical and technical safeguards and procedures in place to protect the security, confidentiality and integrity of such information and to protect such information against unauthorized access, disclosure or acquisition. Despite our safeguards and security processes and procedures, we cannot be assured that all of our systems and processes, or those of our third-party service providers, are free from vulnerability to security breaches or inadvertent data disclosure or acquisition by third parties or us. Further, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement safeguards. Any failure to protect confidential data about our customers or our employees or other third parties could materially damage our brand and reputation as well as result in significant expenses and disruptions to our operations, and loss of customer confidence, any of which could have a material adverse impact on our business and results of operations. We could also be subject to litigation, government enforcement actions and private litigation as a result of any such failure.

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

Disruptions in our Internet website or mobile application, or our inability to successfully execute our online strategy, could have an adverse impact on our sales and results of operations.

We sell merchandise over the Internet through our website, www.jcpenney.com, and through a mobile application for phones and tablets. Our Internet operations are subject to numerous risks, including rapid technological change and the implementation of new systems and platforms; liability for online and mobile content; violations of state or federal laws, including those relating to online and mobile privacy and intellectual property rights; credit card fraud; problems associated with the operation and security of our website and related support systems; computer viruses; telecommunications failures; electronic break-ins and similar disruptions; and the allocation of inventory between our website and department stores. The failure of our website or mobile application to perform as expected could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online. In addition, our inability to successfully develop and maintain the necessary technological interfaces for our customers to purchase merchandise through our website, including user friendly software applications for smart phones and tablets, could result in the loss in Internet sales and have an adverse impact on our results of operations.

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

As of November 1, 2014, we have $5.427 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged.

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

Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, congestion at major ports, transport capacity and costs, systems issues, problems in third party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. These risks and other factors relating to foreign trade could subject us to liability or hinder our ability to access suitable merchandise on acceptable terms, which could adversely impact our results of operations.

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

Our merchandise assortments reflect assumptions regarding expected weather patterns and our profitability depends on our ability to timely deliver seasonally appropriate inventory. Unseasonable or unexpected weather conditions such as warm temperatures during the winter season or prolonged or extreme periods of warm or cold temperatures could render a portion of our inventory incompatible with consumer needs. Extreme weather or natural disasters could also severely hinder our ability to timely deliver seasonally appropriate merchandise, preclude customers from traveling to our stores, delay capital improvements or cause us to close stores. A reduction in the demand for or supply of our seasonal merchandise could have an adverse effect on our inventory levels, gross margins and results of operations.

Changes in federal, state or local laws and regulations could increase our expenses and adversely affect our results of operations.

Our business is subject to a wide array of laws and regulations. The current political environment, financial reform legislation, the current high level of government intervention and activism, regulatory reform and stockholder activism may result in substantial new regulations and disclosure obligations and/or changes in the interpretation of existing laws and regulations, which may lead to additional compliance costs as well as the diversion of our management’s time and attention from strategic initiatives. If we fail to comply with applicable laws and regulations we could be subject to legal risk, including government enforcement action and class action civil litigation that could disrupt our operations and increase our costs of doing business. Changes in the regulatory environment regarding topics such as privacy and information security, product safety or environmental protection, including regulations in response to concerns regarding climate change, collective bargaining activities, minimum wage laws and health care mandates, among others, could also cause our compliance costs to increase and adversely affect our business and results of operations.

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

The Company has a federal net operating loss (NOL) of $2.1 billion as of February 1, 2014. This NOL carryforward (expiring in 2032 and 2033) is available to offset future taxable income. The Company may recognize additional NOLs for the 2015 fiscal year.

Section 382 of the Internal Revenue Code of 1986, as amended (the Code) imposes an annual limitation on the amount of taxable income that may be offset by a corporation's NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the Company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the Company by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

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

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through December 5, 2014, the Company has not had a Section 382 ownership change through December 5, 2014.

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

Item 6. Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 23, 2013	8-K	001-15274	3.1	7/26/2013
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
4.1	Indenture, dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and Wilmington Trust, National Association	8-K	001-15274	4.1	9/15/2014
4.2	First Supplemental Indenture (including the form of Note), dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and Wilmington Trust, National Association	8-K	001-15274	4.2	9/15/2014
10.1	Letter Agreement dated October 10, 2014 between J. C. Penney Company, Inc. and Marvin R. Ellison	8-K	001-15274	10.1	10/14/2014
10.2	Form of Executive Termination Pay Agreement between J. C. Penney Company, Inc. and Marvin R. Ellison	8-K	001-15274	10.2	10/14/2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/ Dennis P. Miller
Dennis P. Miller Senior Vice President and Controller (Principal Accounting Officer)
Date: December 9, 2014