Form 10-K
period 2015-01-31
J C PENNEY CO INC
filed 2015-03-23
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 2, 2014). $2,930,303,291
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
305,120,922 shares of Common Stock of 50 cents par value, as of March 16, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2015 Proxy Statement	Part III

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

Since our founding by James Cash Penney in 1902, we have grown to be a major retailer, operating 1,062 department stores in 49 states and Puerto Rico as of January 31, 2015. Our fiscal year ends on the Saturday closest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2014 ended on January 31, 2015; fiscal year 2013 ended on February 1, 2014; and fiscal year 2012 ended on February 2, 2013. Fiscal years 2014 and 2013 consisted of 52 weeks and fiscal year 2012 consisted of 53 weeks.

Our business consists of selling merchandise and services to consumers through our department stores and our website at jcpenney.com, which utilizes fully optimized applications for desktop, mobile and tablet devices. Our department stores and website generally serve the same type of customers and provide virtually the same mix of merchandise, and our department stores accept returns from sales made in stores and via our website. We fulfill online customer purchases by direct shipment to the customer from our distribution facilities and stores or from our suppliers' warehouses and by in store customer pick up. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney and home furnishings. In addition, our department stores provide our customers with services such as styling salon, optical, portrait photography and custom decorating.

Based on how we categorized our divisions in 2014, our merchandise mix of total net sales over the last three years was as follows:

	2014	2013	2012
Women’s apparel	24%	24%	24%
Men’s apparel and accessories	22%	22%	21%
Home	12%	11%	12%
Women’s accessories, including Sephora	12%	11%	10%
Children’s apparel	10%	11%	12%
Family footwear	8%	9%	9%
Fine jewelry	7%	7%	7%
Services and other	5%	5%	5%
	100%	100%	100%

Competition and Seasonality

The business of selling merchandise and services is highly competitive. We are one of the largest department store and e-commerce retailers in the United States, and we have numerous competitors, as further described in Item 1A, Risk Factors. Many factors enter into the competition for the consumer’s patronage, including price, quality, style, service, product mix, convenience, loyalty programs and credit availability. Our annual earnings depend to a great extent on the results of operations for the last quarter of the fiscal year, which includes the holiday season, when a significant portion of our sales and profits are recorded.

Trademarks

The JCPenney®, JCP®, Liz Claiborne®, Claiborne®, Okie Dokie®, Worthington®, a.n.a®, St. John’s Bay®, The Original Arizona Jean Company®, Ambrielle®, Decree®, Stafford®, J. Ferrar®, Xersion™, Total Girl™, monet®, JCPenney Home™, Studio JCP Home™, Home Collection by JCPenney™, Made for Life™, Stylus™, Sleep Chic™, Home Expressions™ and Cooks JCPenney Home™ trademarks, as well as certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We consider our marks and the accompanying name recognition to be valuable to our business.

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

Suppliers

We have a diversified supplier base, both domestic and foreign, and are not dependent to any significant degree on any single supplier. We purchase our merchandise from approximately 2,400 domestic and foreign suppliers, many of which have done business with us for many years. In addition to our Plano, Texas home office, we, through our purchasing subsidiary, maintained buying and quality assurance offices in 11 foreign countries as of January 31, 2015.

Employment

The Company and its consolidated subsidiaries employed approximately 114,000 full-time and part-time employees as of January 31, 2015.

Environmental Matters

Environmental protection requirements did not have a material effect upon our operations during 2014. It is possible that compliance with such requirements (including any new requirements) would lengthen lead time in expansion or renovation plans and increase construction costs, and therefore operating costs, due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As of January 31, 2015, we estimated our total potential environmental liabilities to range from $20 million to $25 million and recorded our best estimate of $22 million in Other accounts payable and accrued expenses and Other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Executive Officers of the Registrant

The following is a list, as of March 16, 2015, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP.  There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age
Myron E. Ullman, III	Chief Executive Officer	68
Marvin R. Ellison	President and CEO-Designee	50
Edward J. Record	Executive Vice President and Chief Financial Officer	46
Janet Dhillon*	Executive Vice President, General Counsel and Secretary	52
Brynn L. Evanson	Executive Vice President, Human Resources	45
D. Scott Laverty	Executive Vice President, Chief Information Officer	55
Dennis P. Miller	Senior Vice President and Controller	62

* Ms. Dhillon left the Company effective March 20, 2015.

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

Mr. Ellison has served as President and CEO-Designee of the Company since November 2014. Prior to joining the Company, he served as Executive Vice President - U.S. Stores of The Home Depot, Inc. from 2008 to 2014. His prior roles with The Home Depot, Inc. included President - Northern Division from 2006 to 2008, Senior Vice President - Logistics from 2005 to 2006, Vice President - Logistics from 2004 to 2005, and Vice President - Loss Prevention from 2002 to 2004. Mr. Ellison began his career with Target Corporation where he served in a variety of operational roles. He has served as a director of the Company and as a director of JCP since 2014.

Mr. Record has served as Executive Vice President and Chief Financial Officer since 2014. Prior to joining the Company, he served as Executive Vice President and Chief Operating Officer of Stage Stores, Inc. (apparel retailer) from 2010 to 2014. His prior roles with Stage Stores, Inc. included Chief Financial Officer from September 2007 to 2010 and Executive Vice President and Chief Administrative Officer from May 2007 to September 2007. Mr. Record was Senior Vice President of Finance of Kohl’s Corporation from 2005 to 2007. Prior to that, he served as Senior Vice President of Finance and Controller of Belk, Inc. from April 2005 to October 2005 and Senior Vice President and Controller of Belk from 2002 to April 2005. He has served as a director of JCP since 2014.

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

Ms. Evanson has served as Executive Vice President, Human Resources since 2013. She joined the Company in 2009 as Director of Compensation and became Vice President, Compensation, Benefits and Talent Operations in 2010. Prior to joining the Company, she worked at the Dayton Hudson Corporation from 1991 to 2009 (renamed Target Corporation in 2000). Ms. Evanson began her career with Marshall Field’s where she advanced through positions in stores, finance, human resources and merchandising. She moved to the Target stores division in 2000, ultimately serving as Director of Executive Compensation and Retirement Plans.
Mr. Laverty has served as Executive Vice President, Chief Information Officer since September 2013 after serving as interim Chief Information Officer from June 2013 to September 2013. He joined the Company as Senior Vice President, Business Solutions in 2012. Prior to joining the Company, Mr. Laverty served as the Americas retail practice leader for HCL Axon

(technology consultancy) from 2011 to 2012. He served as Senior Vice President, Chief Information Officer of Borders Group from May 2009 to January 2011. In February 2011, Borders Group and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Previously, Mr. Laverty held senior consulting roles with IBM, Deloitte, PricewaterhouseCoopers and Ernst & Young. Early in his career he led inventory management and planning at several retail companies, including Michael’s Stores and Payless Shoesource.
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

Our ability to return to profitable growth is subject to both the risks affecting our business generally and the inherent difficulties associated with implementing our strategic plan.

During fiscal 2014, we entered the “go-forward” phase of our turnaround as we position the Company for long-term growth. However, it may take longer than expected to achieve our objectives, and actual results may be materially less than planned. Our ability to improve our operating results depends upon a significant number of factors, some of which are beyond our control, including:

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

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, employees, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses, including those on the Internet, and other forms of retail commerce. Some competitors are larger than

JCPenney, and/or have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting, selling their products, updating their store environment and updating their technology. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation, credit availability and customer loyalty. We have experienced, and anticipate that we will continue to experience for at least the foreseeable future, significant competition from our competitors. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, customer loyalty programs, new store openings, store renovations, launches of Internet websites or mobile platforms, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

Our sales and operating results depend on our ability to develop merchandise offerings that resonate with our existing customers and help to attract new customers.

Our sales and operating results depend in part on our ability to predict and respond to changes in fashion trends and customer preferences in a timely manner by consistently offering stylish, quality merchandise assortments at competitive prices. We continuously assess emerging styles and trends and focus on developing a merchandise assortment to meet customer preferences. There is no assurance that these efforts will be successful or that we will be able to satisfy constantly changing customer demands. To the extent our decisions regarding our merchandise differ from our customers’ preferences, we may be faced with reduced sales and excess inventories for some products and/or missed opportunities for others. Any sustained failure to identify and respond to emerging trends in lifestyle and customer preferences and buying trends could have an adverse impact on our business. In addition, merchandise misjudgments may adversely impact the perception or reputation of our Company, which could result in declines in customer loyalty and vendor relationship issues, and ultimately have a material adverse effect on our business, financial condition and results of operations.

Our results may be negatively impacted if customers do not maintain their favorable perception of our Company and our private brand merchandise.

Maintaining and continually enhancing the value of our Company and our private brand merchandise is important to the success of our business. The value of our private brands is based in large part on the degree to which customers perceive and react to them.  The value of our private brands could diminish significantly due to a number of factors, including customer perception that we have acted in an irresponsible manner in sourcing our private brand merchandise, adverse publicity about our private brand merchandise, our failure to maintain the quality of our private brand products, or the failure of our private brand merchandise to deliver consistently good value to the customer.  The growing use of social and digital media by customers, us, and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our private brands, or any of our merchandise on social or digital media could seriously damage our reputation. If we do not maintain the favorable perception of our Company and our private brand merchandise, our business results could be negatively impacted.

Our ability to increase sales and store productivity is largely dependent upon our ability to increase customer traffic and conversion.

Customer traffic depends upon our ability to successfully market compelling merchandise assortments as well as present an appealing shopping environment and experience to customers. Our strategies focus on increasing customer traffic and improving conversion in our stores and online; however, there can be no assurance that our efforts will be successful or will result in increased sales. In addition, external events outside of our control, including pandemics, terrorist threats, domestic conflicts and civil unrest, may influence customers' decisions to visit malls or might otherwise cause customers to avoid public places. There is no assurance that we will be able to reverse any decline in traffic or that increases in Internet sales will offset any decline in store traffic. We may need to respond to any declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers, which could adversely impact our gross margins, operating results and cash flows from operating activities.

If we are unable to manage our inventory effectively, our gross margins could be adversely affected.

Our profitability depends upon our ability to manage appropriate inventory levels and respond quickly to shifts in consumer demand patterns. We must properly execute our inventory management strategies by appropriately allocating merchandise among our stores and online, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores and online, adjusting our merchandise mix between our private and exclusive brands and national brands, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand and effectively managing pricing and markdowns. If we overestimate customer demand for our merchandise, we will likely need to record inventory markdowns and sell the excess inventory at clearance prices which would negatively impact our gross margins and operating results. If we underestimate customer demand for our merchandise, we may experience inventory shortages which may result in missed sales opportunities and have a negative impact on customer loyalty.

We must protect against security breaches or other unauthorized disclosures of confidential data about our customers as well as about our employees and other third parties.

As part of our normal operations, we and third-party service providers with whom we contract receive and maintain information about our customers (including credit/debit card information), our employees and other third parties. Confidential data must at all times be protected against security breaches or other unauthorized disclosure. We have, and require our third-party service providers to have, administrative, physical and technical safeguards and procedures in place to protect the security, confidentiality and integrity of such information and to protect such information against unauthorized access, disclosure or acquisition. Despite our safeguards and security processes and procedures, there is no assurance that all of our systems and processes, or those of our third-party service providers, are free from vulnerability to security breaches or inadvertent data disclosure or acquisition by third parties or us. Further, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement safeguards. Any failure to protect confidential data about our business or our customers, employees or other third parties could materially damage our brand and reputation as well as result in significant expenses and disruptions to our operations, and loss of customer confidence, any of which could have a material adverse impact on our business and results of operations. We could also be subject to government enforcement actions and private litigation as a result of any such failure.

The failure to retain, attract and motivate our employees, including employees in key positions, could have an adverse impact on our results of operations.

Our results depend on the contributions of our employees, including our senior management team and other key employees. This depends to a great extent on our ability to retain, attract and motivate talented employees throughout the organization, many of whom, particularly in the stores, are in entry level or part-time positions, which have historically had high rates of turnover. We currently operate with significantly fewer individuals than we have in the past who have assumed additional duties and responsibilities, which could have an adverse impact on our operating performance and efficiency. Because of our lower than expected operating results in prior years, salary increases, bonuses and incentive compensation opportunities have been limited. Any prolonged inability to provide meaningful salary increases or incentive compensation opportunities, or media reports regarding our financial condition, could have an adverse impact on our ability to attract, retain and motivate our employees. If we are unable to retain, attract and motivate talented employees with the appropriate skill sets, we may not achieve our objectives and our results of operations could be adversely impacted. Our ability to meet our changing labor needs while controlling our costs is also subject to external factors such as unemployment levels, competing wages and potential union organizing efforts. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract employees. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role in our senior management could have a material adverse effect on our business.

Disruptions in our Internet website or mobile application, or our inability to successfully execute our online strategy, could have an adverse impact on our sales and results of operations.

We sell merchandise over the Internet through our website, www.jcpenney.com, and through a mobile application for phones and tablets. Our Internet operations are subject to numerous risks, including rapid technological change and the implementation of new systems and platforms; liability for online and mobile content; violations of state or federal laws, including those relating to online and mobile privacy and intellectual property rights; credit card fraud; problems associated with the operation and security of our website and related support systems; computer viruses; telecommunications failures; electronic break-ins and similar disruptions; and the allocation of inventory between our website and department stores. The failure of our website or mobile application to perform as expected could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online. In addition, our inability to successfully develop and maintain the necessary technological interfaces for our customers to purchase merchandise through our website, including user friendly software applications for smart phones and tablets, could result in the loss of Internet sales and have an adverse impact on our results of operations.

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

We are party to a $2.25 billion senior secured term loan credit facility that is secured by mortgages on certain real property of the Company, in addition to liens on substantially all personal property of the Company, subject to certain exclusions set forth in the credit and security agreement governing the term loan credit facility and related security documents.

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

Our level of indebtedness may adversely affect our business and results of operations and may require the use of our available cash resources to meet repayment obligations, which could reduce the cash available for other purposes

As of January 31, 2015, we have $5.416 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged.

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

There is no assurance that our internal and external sources of liquidity will at all times be sufficient for our cash requirements.

We must have sufficient sources of liquidity to fund our working capital requirements, capital improvement plans, service our outstanding indebtedness and finance investment opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, borrowings under our credit facilities, other debt financings, equity financings and sales of non-operating assets. We expect our ability to generate cash through the sale of non-operating assets to diminish as our portfolio of non-operating assets decreases. In addition, our recent operating losses have limited our capital resources. Our ability to achieve our business and cash flow plans is based on a number of assumptions which involve significant judgments and estimates of future performance, borrowing capacity and credit availability, which cannot at all times be assured. Accordingly, there is no assurance that cash flows from operations and other internal and external sources of liquidity will at all times be sufficient for our cash requirements. If necessary, we may need to consider actions and steps to improve our cash position and mitigate any potential liquidity shortfall, such as modifying our business plan, pursuing additional financing to the extent available, reducing capital expenditures, pursuing and evaluating other alternatives and opportunities to obtain additional sources of liquidity and other potential actions to reduce costs. There can be no assurance that any of these actions would be successful, sufficient or available on favorable terms. Any inability to generate or obtain sufficient levels of liquidity to meet our cash requirements at the level and times needed could have a material adverse impact on our business and financial position.

Our ability to obtain any additional financing or any refinancing of our debt, if needed at any time, depends upon many factors, including our existing level of indebtedness and restrictions in our debt facilities, historical business performance, financial projections, prospects and creditworthiness and external economic conditions and general liquidity in the credit and capital markets. Any additional debt, equity or equity-linked financing may require modification of our existing debt agreements, which there is no assurance would be obtainable. Any additional financing or refinancing could also be extended only at higher costs and require us to satisfy more restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.

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

Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, congestion and labor issues at major ports, transport capacity and costs, systems issues, problems in third party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. These risks and other factors relating to foreign trade could subject us to liability or hinder our ability to access suitable merchandise on acceptable terms, which could adversely impact our results of operations.

Disruptions and congestion at ports through which we import merchandise may increase our costs and/or delay the receipt of goods in our stores, which could adversely impact our profitability, financial position and cash flows.

We ship the majority of our private brand merchandise by ocean to ports in the United States. Our national brand suppliers also ship merchandise by ocean. Disruptions in the operations of ports through which we import our merchandise, including but not limited to labor disputes involving work slowdowns, lockouts or strikes, could require us and/or our vendors to ship merchandise by air freight or to alternative ports in the United States. Shipping by air is significantly more expensive than shipping by ocean which could adversely affect our profitability. Similarly, shipping to alternative ports in the United States could result in increased lead times and transportation costs. Disruptions at ports through which we import our goods could also result in unanticipated inventory shortages, which could adversely impact our reputation and our results of operations.

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

Our business is subject to a wide array of laws and regulations. The current political environment, financial reform legislation, the current high level of government intervention and activism, regulatory reform and stockholder activism may result in substantial new regulations and disclosure obligations and/or changes in the interpretation of existing laws and regulations, which may lead to additional compliance costs as well as the diversion of our management’s time and attention from strategic initiatives. If we fail to comply with applicable laws and regulations we could be subject to legal risk, including government enforcement action and class action civil litigation that could disrupt our operations and increase our costs of doing business. Changes in the regulatory environment regarding topics such as privacy and information security, product safety or environmental protection, including regulations in response to concerns regarding climate change, collective bargaining activities, minimum wage, wage and hour, and health care mandates, among others, could also cause our compliance costs to increase and adversely affect our business and results of operations.

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

The Company has a federal net operating loss (NOL) of $2.6 billion as of January 31, 2015. These NOL carryforwards (expiring in 2032 through 2034) are available to offset future taxable income. The Company may recognize additional NOLs in the future.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 2.8% at January 31, 2015. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through March 9, 2015, the Company has not had a Section 382 ownership change through March 9, 2015.

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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At January 31, 2015, we operated 1,062 department stores throughout the continental United States, Alaska and Puerto Rico, of which 425 were owned, including 122 stores located on ground leases. The following table lists the number of stores operating by state as of January 31, 2015:

Alabama	21	Maine	6	Oklahoma	19
Alaska	1	Maryland	18	Oregon	14
Arizona	22	Massachusetts	13	Pennsylvania	40
Arkansas	16	Michigan	42	Rhode Island	3
California	80	Minnesota	25	South Carolina	18
Colorado	21	Mississippi	15	South Dakota	8
Connecticut	8	Missouri	26	Tennessee	25
Delaware	3	Montana	7	Texas	92
Florida	55	Nebraska	11	Utah	9
Georgia	30	Nevada	7	Vermont	6
Idaho	9	New Hampshire	9	Virginia	26
Illinois	39	New Jersey	15	Washington	22
Indiana	28	New Mexico	10	West Virginia	9
Iowa	18	New York	43	Wisconsin	17
Kansas	19	North Carolina	33	Wyoming	5
Kentucky	22	North Dakota	8	Puerto Rico	7
Louisiana	16	Ohio	46
Total square feet	107.9 million

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

In January 2015, we announced the closing of 40 underperforming department stores in fiscal 2015. All store closures are expected to be completed throughout 2015 and are included in the list above.

At January 31, 2015, our supply chain network operated 14 facilities with multiple types of distribution activities, including store merchandise distribution centers (stores), regional warehouses (regional), jcpenney.com fulfillment centers (direct to customers) and furniture distribution centers (furniture) as indicated in the following table:

			Square Footage
Location	Leased/Owned	Primary Function(s)	(in thousands)
Manchester, Connecticut	Owned	stores, furniture	2,120
Lenexa, Kansas	Owned	stores, direct to customers	1,944
Columbus, Ohio	Owned	stores, direct to customers	1,902
Milwaukee, Wisconsin	Owned	stores, furniture	1,869
Atlanta, Georgia	Owned	stores, regional, furniture	1,764
Reno, Nevada	Owned	stores, regional, direct to customers	1,660
Buena Park, California	Owned	stores, regional, furniture	1,082
Alliance, Texas	Owned	regional	1,071
Statesville, North Carolina	Owned	stores, regional	595
Lathrop, California	Leased	regional	436
Cedar Hill, Texas	Leased	stores	420
Spanish Fork, Utah	Leased	stores	400
Lakeland, Florida	Leased	stores	360
Sumner, Washington(1)	Leased	stores	350
Total supply chain network			15,973

(1)	Store merchandise distribution center discontinued shipping to stores in January 2015 and will be vacated by the Company in April 2015.

Item 3. Legal Proceedings
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs sought primarily to prevent the Company from implementing our partnership agreement with MSLO as it related to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories. On January 2, 2014, MSLO and Macy's announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant. On June 16, 2014, the Court issued a ruling against JCPenney on the remaining claim of intentional interference, and held that Macy’s is not entitled to punitive damages. The Court referred other issues related to damages to a Judicial Hearing Officer. On June 30, 2014, JCPenney appealed the Court’s decision, and Macy’s cross-appealed a portion of the decision. On February 26, 2015, the appellate court affirmed the trial court's rulings concerning the claim of intentional interference and lack of punitive damages, and reinstated Macy's claims for intentional interference and unfair competition that had been dismissed during trial. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Ozenne Derivative Lawsuit
On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and executives. The Company is a nominal defendant in the suit. The lawsuit alleged breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit sought damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff could not proceed with his suit because he failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand was not excused. The trial court heard arguments on the Special Exceptions on June 25, 2012 and denied them. The Company and named individuals filed a mandamus proceeding in the Fifth District Court of Appeals challenging the trial court’s decision. The parties then settled the litigation and the appellate court stayed the appeal so that the trial court could review the proposed settlement. The trial court approved the settlement at a hearing on October 28, 2013 and, despite objection, awarded the plaintiff $3.1 million in attorneys’ fees and costs. Following the Company's appeal of the award of attorneys' fees and costs, the Fifth District Court of Appeals affirmed the award on December 19, 2014. We believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

We believe these lawsuits are without merit and we intend to vigorously defend them. While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Shareholder Derivative Litigation
In October, 2013, two purported shareholder derivative actions were filed against certain present and former members of the Company’s Board of Directors and executives by the following parties in the U.S. District Court, Eastern District of Texas, Sherman Division: Weitzman (filed October 2, 2013) and Zauderer (filed October 3, 2013). The Company is named as a nominal defendant in both suits. The lawsuits assert claims for breaches of fiduciary duties and unjust enrichment based upon alleged false and misleading statements and/or omissions regarding the Company’s financial condition. The lawsuits seek unspecified compensatory damages, restitution, disgorgement by the defendants of all profits, benefits and other compensation, equitable relief to reform the Company’s corporate governance and internal procedures, reasonable costs and expenses, and other relief as the court may deem just and proper. On October 28, 2013, the Court consolidated the two cases into the Weitzman lawsuit. On January 15, 2014, the Court entered an order staying the derivative suits pending certain events in the class action securities litigation described above. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

ERISA Class Action Litigation
The Company’s wholly owned subsidiary, J. C. Penney Corporation, Inc., and certain present and former members of Corporation’s Board of Directors have been sued in a purported class action complaint by plaintiffs Roberto Ramirez and Thomas Ihle, individually and on behalf of all others similarly situated, which was filed on July 8, 2014 in the U.S. District Court, Eastern District of Texas, Tyler Division. The suit alleges that the defendants violated Section 502 of the Employee Retirement Income Security Act (ERISA) by breaching fiduciary duties relating to the J. C. Penney Corporation, Inc. Savings, Profit-Sharing and Stock Ownership Plan (the “Plan”). The class period is alleged to be between November 1, 2011 and September 27, 2013. Plaintiffs allege that they and others who invested in or held Company stock in the Plan during this period were injured because defendants allegedly made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused the Company’s common stock to trade at artificially inflated prices. The complaint seeks class certification, declaratory relief, a constructive trust, reimbursement of alleged losses to the Plan, actual damages, attorneys’ fees and costs, and other relief. Defendants filed a motion to dismiss the complaint on November 7, 2014. We believe the lawsuit is without merit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Employment Class Action Litigation
The Company’s wholly owned subsidiary, J. C. Penney Corporation, Inc., is a defendant in a class action proceeding entitled Tschudy v. JCPenney Corporation filed on April 15, 2011 in the U.S. District Court, Southern District of California. The lawsuit alleges that JCP violated the California Labor Code in connection with the alleged forfeiture of accrued and vested vacation time under its “My Time Off” policy. The class consists of all JCP employees who worked in California from April 5, 2007 to the present. Plaintiffs amended the complaint to assert additional claims under the Illinois Wage Payment and Collection Act on behalf of all JCP employees who worked in Illinois from January 1, 2004 to the present. After the court granted JCP’s motion to transfer the Illinois claims, those claims are now pending in a separate action in the U.S. District Court, Northern District of Illinois, entitled Garcia v. JCPenney Corporation. Plaintiffs in both lawsuits filed motions, which the Company opposed, to certify these actions on behalf of all employees in California and Illinois based on the specific claims at issue. On December 17, 2014, the California court granted plaintiffs’ request for class certification. The Illinois court has not yet ruled on plaintiffs’ motion for class certification. We believe these lawsuits are without merit and we intend to continue to vigorously defend these lawsuits. While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 16, 2015, was 26,540.   In addition to common stock, we have authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at January 31, 2015.

The table below sets forth the quoted high and low intraday sale prices of our common stock on the NYSE for each quarterly period indicated and the quarter-end closing market price of our common stock:

Fiscal Year 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price:
High	$9.28	$9.93	$11.30	$8.30
Low	$4.90	$8.03	$6.73	$5.90
Close	$8.58	$9.63	$7.61	$7.27
Fiscal Year 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price:
High	$23.10	$19.63	$14.65	$10.30
Low	$13.55	$13.97	$6.24	$5.68
Close	$17.26	$14.28	$8.14	$5.92

Since May 2012, the Company has not paid a dividend. Under our 2013 senior secured term loan and 2014 senior asset-based credit facility, we are subject to restrictive covenants regarding our ability to pay cash dividends.

Additional information relating to the common stock and preferred stock is included in this Annual Report on Form 10-K in the Consolidated Statements of Stockholders’ Equity and in Note 12 to the Consolidated Financial Statements.

Issuer Purchases of Securities

No repurchases of common stock were made during the fourth quarter of 2014 and no amounts remained authorized for share repurchases as of January 31, 2015.

Five-Year Total Stockholder Return Comparison

The following presentation compares our cumulative stockholder returns for the past five fiscal years with the returns of the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores over the same period. A list of these companies follows the graph below. The graph assumes $100 invested at the closing price of our common stock on the NYSE and each index as of the last trading day of our fiscal year 2009 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day of each fiscal year. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

S&P Department Stores: JCPenney, Dillard’s, Macy’s, Kohl’s, Nordstrom, Sears

	2009	2010	2011	2012	2013	2014
JCPenney	$100	$134	$176	$85	$25	$31
S&P 500	100	121	128	150	181	206
S&P Department Stores	100	115	130	134	155	194

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6. Selected Financial Data

Five-Year Financial Summary

($ in millions, except per share data)	2014	2013		2012		2011		2010
Results for the year
Total net sales	$12,257	$11,859		$12,985		$17,260		$17,759
Sales percent increase/(decrease):
Total net sales	3.4%	(8.7)%	(1)	(24.8)%	(1)	(2.8)%		1.2%
Comparable store sales(2)	4.4%	(7.4)%		(25.1)%		0.3%		2.6%
Operating income/(loss)	(308)	(1,420)		(1,310)		(2)		832
As a percent of sales	(2.5)%	(12.0)%		(10.1)%		0.0%		4.7%
Net income/(loss) from continuing operations	(771)	(1,388)		(985)		(152)		378
Net income/(loss) from continuing operations before net interest expense, income tax (benefit)/expense and depreciation and amortization (EBITDA) (non-GAAP)(3)	323	(819)		(767)		516		1,343
Adjusted EBITDA (non-GAAP)(3)	242	(636)		(396)		1,054		1,596
Adjusted net income/(loss) (non-GAAP) from continuing operations(3)	(816)	(1,431)		(766)		207		533
Per common share
Earnings/(loss) per share from continuing operations, diluted	$(2.53)	$(5.57)		$(4.49)		$(0.70)		$1.59
Adjusted earnings/(loss) per share from continuing operations, diluted (non-GAAP)(3)	$(2.67)	$(5.74)		$(3.49)		$0.94	(4)	$2.24
Dividends declared(5)	—	—		0.20		0.80		0.80
Financial position and cash flow
Total assets	$10,404	$11,801		$9,781		$11,424		$13,068
Cash and cash equivalents	1,318	1,515		930		1,507		2,622
Total debt, including capital leases and note payable	5,416	5,601		2,982		3,102		3,099
Free cash flow (non-GAAP)(3)	57	(2,746)		(906)		23		158

(1)	Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 7.5% and 25.7% in 2013 and 2012, respectively.

(2)
Comparable store sales are presented on a 52-week basis and include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and Internet sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations. Beginning in 2014, the Company simplified its comparable store sales calculation to better reflect year-over-year comparability. Certain items, such as sales return estimates and store liquidation sales, are now excluded from the Company’s calculation. Prior periods have been adjusted to reflect this new methodology. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

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

(5)	On May 15, 2012, we announced that we had discontinued the quarterly $0.20 per share dividend.

Five-Year Operations Summary

	2014	2013	2012		2011	2010
Number of department stores:
Beginning of year	1,094	1,104	1,102		1,106	1,108
Openings	1	—	9	(1)	3	2
Closings	(33)	(10)	(7)	(1)	(7)	(4)
End of year	1,062	1,094	1,104		1,102	1,106
Gross selling space (square feet in millions)	107.9	110.6	111.6		111.2	111.6
Sales per gross square foot(2)	$113	$107	$116		$154	$153
Sales per net selling square foot(2)	$155	$147	$161		$212	$210

Number of the Foundry Big and Tall Supply Co. stores(3)	—	10	10		10	—

(1)	Includes 3 relocations.

(2)	Calculation includes the sales and square footage of JCPenney department stores that were open for the full fiscal year and sales for jcpenney.com.

(3)	All stores opened during 2011 and closed during 2014. Gross selling space was 51 thousand square feet as of the end of 2013, 2012 and 2011.

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

The following non-GAAP financial measures are adjusted to exclude the impact of markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, the impact of our qualified defined benefit pension plan (Primary Pension Plan), the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture) and the tax impact related to the allocation of tax expense to other comprehensive income items. Unlike other operating expenses, the impact of markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from the Home Office Land Joint Venture and the tax impact related to the allocation of tax expense to other comprehensive income items are not directly related to our ongoing core business operations. Primary Pension Plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense/(income) in its entirety as we view all components of net periodic benefit expense/(income) as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, Primary Pension Plan expense/(income), the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from the Home Office Land Joint Venture and the tax impact related to the allocation of tax expense to other comprehensive income items on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

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

EBITDA and Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA, which are non-GAAP financial measures:

($ in millions)	2014		2013	2012	2011	2010
Net income/(loss) from continuing operations	$(771)		$(1,388)	$(985)	$(152)	$378
Add: Net interest expense	406		352	226	227	231
Add: Loss on extinguishment of debt	34		114	—	—	20
Total interest expense	440		466	226	227	251
Add: Income tax expense/(benefit)	23		(498)	(551)	(77)	203
Add: Depreciation and amortization	631		601	543	518	511
EBITDA (non-GAAP)	323		(819)	(767)	516	1,343
Add: Markdowns - inventory strategy alignment	—		—	155	—	—
Add: Restructuring and management transition charges	87		215	298	451	32
Add: Primary pension plan expense/(income)	(2)		100	315	87	221
Less: Net gain on the sale of non-operating assets	(25)		(132)	(397)	—	—
Less: Proportional share of net income from home office land joint venture	(53)		—	—	—	—
Less: Certain net gains	(88)	(1)	—	—	—	—
Adjusted EBITDA (non-GAAP)	$242		$(636)	$(396)	$1,054	$1,596

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

Adjusted Net Income/(Loss) and Adjusted Diluted EPS from Continuing Operations. The following table reconciles net income/(loss) and diluted EPS from continuing operations, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS from continuing operations, non-GAAP financial measures:

($ in millions, except per share data)	2014		2013		2012		2011		2010
Net income/(loss) (GAAP) from continuing operations	$(771)		$(1,388)		$(985)		$(152)		$378
Diluted EPS (GAAP) from continuing operations	$(2.53)		$(5.57)		$(4.49)		$(0.70)		$1.59
Add: markdowns - inventory strategy alignment, net of tax of $-, $-, $60, $- and $-	—		—		95	(1)	—		—
Add: restructuring and management transition charges, net of tax of $-, $28, $116, $145 and $12	87	(2)	187	(3)	182	(1)	306	(4)	20	(1)
Add/(deduct): primary pension plan expense/(income), net of tax of $-, $10, $122, $34, and $86	(2)	(2)	90	(5)(6)	193	(1)	53	(1)	135	(1)
Add: Loss on extinguishment of debt, net of tax of $-, $-, $-, $- and $-	34	(2)	114	(2)	—		—		—
Less: Net gain on sale or redemption of non-operating assets, net of tax of $-, $1, $146, $- and $-	(25)	(2)	(131)	(7)	(251)	(4)	—		—
Less: Proportional share of net income from home office land joint venture, net of tax of $-, $-, $-, $- and $-	(53)	(2)	—		—		—		—
Less: Certain net gains, net of tax of $2, $-, $-, $- and $-	(86)	(7)	—		—		—		—
Less: Tax benefit resulting from other comprehensive income allocation	—		(303)	(8)	—		—		—
Adjusted net income/(loss) (non-GAAP) from continuing operations	$(816)		$(1,431)		$(766)		$207		$533
Adjusted diluted EPS (non-GAAP) from continuing operations	$(2.67)		$(5.74)		$(3.49)		$0.94	(9)	$2.24

(1)	Tax effect was calculated using the Company's statutory rate of 38.82%.

(2)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(3)
Tax effect for the three months ended May 4, 2013 was calculated using the Company's statutory rate of 38.82%. The last nine months of 2013 reflects no tax effect due to the impact of the Company's tax valuation allowance.

(4)	Tax effect was calculated using the effective tax rate for the transactions.

(5)	Tax benefit for the last nine months of 2013 is included in the line item Tax benefit resulting from other comprehensive income allocation. See footnote 8 below.

(6)	Tax effect for the three months ended May 4, 2013 was calculated using the Company's statutory rate of 38.82%.

(7)	Tax effect represents state taxes payable in separately filing states related to the sale of assets.

(8)
Represents the tax benefits related to the allocation of tax expense to other comprehensive income items, including the amortization of actuarial losses and prior service costs related to the Primary Pension Plan and the results of our annual remeasurement of our pension plans.

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

($ in millions)	2014	2013	2012	2011	2010
Net cash provided by/(used in) operating activities (GAAP)	$239	$(1,814)	$(10)	$820	$592
Less:
Capital expenditures	(252)	(951)	(810)	(634)	(499)
Dividends paid, common stock	—	—	(86)	(178)	(189)
Tax benefit from pension contribution	—	—	—	—	(152)
Plus:
Discretionary cash pension contribution	—	—	—	—	392
Proceeds from sale of operating assets	70	19	—	15	14
Free cash flow (non-GAAP)	$57	$(2,746)	$(906)	$23	$158

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
2014 Executive Overview

▪	Sales were $12,257 million, an increase of 3.4% as compared to 2013, and comparable store sales increased 4.4%.

▪
Gross margin as a percentage of sales was 34.8% compared to 29.4% last year. The increase in gross margin as a percentage of sales is primarily due to the decrease in clearance sales as a percentage of total sales and an increase in margin on those clearance sales over the prior year.

▪	Selling, general and administrative (SG&A) expenses decreased $121 million, or 2.9%, as compared to 2013.

▪
Our net loss was $771 million, or $2.53 per share, compared to a net loss of $1,388 million, or $5.57 per share, in 2013.  Results for 2014 included the following amounts that are not directly related to our ongoing core business operations:

▪	$87 million, or $0.29 per share, of restructuring and management transition charges;

▪	$2 million of income, or $0.01 per share, for the impact of our qualified defined benefit pension plan (Primary Pension Plan) expense;

▪	$34 million, or $0.11 per share, for the loss on extinguishment of debt;

▪	$25 million, or $0.08 per share, for the net gain on the sale or redemption of non-operating assets;

▪
$53 million, or $0.17 per share, for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture); and

▪	$88 million, or $0.28 per share, for certain net gains.

▪
Net income/(loss) from continuing operations before net interest expense, income tax (benefit)/expense and depreciation and amortization (EBITDA) was a positive $323 million for 2014, an improvement of over $1.1 billion compared to a negative EBITDA of $819 million in 2013. Adjusted EBITDA, adjusted for the amounts disclosed above that are not directly related to our ongoing core business operations, was a positive $242 million for 2014 compared to a negative adjusted EBITDA of $636 million in 2013.

▪
On June 20, 2014, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into a $2,350 million senior asset-based credit facility (2014 Credit Facility), comprised of a $1,850 million revolving line of credit (Revolving Facility) and a $500 million term loan (2014 Term Loan).

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

Results of Operations

Three-Year Comparison of Operating Performance

(in millions, except per share data)	2014	2013		2012
Total net sales	$12,257	$11,859		$12,985
Percent increase/(decrease) from prior year	3.4%	(8.7)%	(1)	(24.8)%	(1)
Comparable store sales increase/(decrease)(2)	4.4%	(7.4)%		(25.1)%
Gross margin	4,261	3,492		4,066
Operating expenses/(income):
Selling, general and administrative	3,993	4,114		4,506
Pension	6	137		353
Depreciation and amortization	631	601		543
Real estate and other, net	(148)	(155)		(324)
Restructuring and management transition	87	215		298
Total operating expenses	4,569	4,912		5,376
Operating income/(loss)	(308)	(1,420)		(1,310)
As a percent of sales	(2.5)%	(12.0)%		(10.1)%
Loss on extinguishment of debt	34	114		—
Net interest expense	406	352		226
Income/(loss) before income taxes	(748)	(1,886)		(1,536)
Income tax (benefit)/expense	23	(498)		(551)
Net income/(loss)	$(771)	$(1,388)		$(985)
EBITDA(3)	$323	$(819)		$(767)
Adjusted EBITDA(3)	$242	$(636)		$(396)
Adjusted net income/(loss) (non-GAAP)(3)	$(816)	$(1,431)		$(766)
Diluted EPS	$(2.53)	$(5.57)		$(4.49)
Adjusted diluted EPS (non-GAAP)(3)	$(2.67)	$(5.74)		$(3.49)
Weighted average shares used for diluted EPS	305.2	249.3		219.2

(1)	Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 7.5% and 25.7% in 2013 and 2012, respectively.

(2)
Comparable store sales are presented on a 52-week basis and include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and Internet sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations. Beginning in 2014, the Company simplified its comparable store sales calculation to better reflect year-over-year comparability. Certain items, such as sales return estimates and store liquidation sales, are now excluded from the Company’s calculation. Prior periods have been adjusted to reflect this new methodology. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(3)	See Item 6, Selected Financial Data, for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.
2014 Compared to 2013

Total Net Sales
Our year-to-year change in total net sales is comprised of (a) sales from new stores net of closings and relocations, referred to as non-comparable store sales (b) sales of stores opened in both years as well as Internet sales, referred to as comparable store sales and (c) other revenue adjustments such as sales return estimates and store liquidation sales. We consider comparable store sales to be a key indicator of our current performance measuring the growth in sales and sales productivity of existing stores. Positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to de-leveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow.

	2014	2013
Total net sales (in millions)	$12,257	$11,859
Sales percent increase/(decrease)
Total net sales(1)	3.4%	(8.7)%	(1)
Comparable store sales(2)	4.4%	(7.4)%
Sales per gross square foot(3)	$113	$107

(1)	Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 7.5% in 2013.

(2)
Comparable store sales are presented on a 52-week basis and include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and Internet sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations. Beginning in 2014, the Company simplified its comparable store sales calculation to better reflect year-over-year comparability. Certain items, such as sales return estimates and store liquidation sales, are now excluded from the Company’s calculation. Prior periods have been adjusted to reflect this new methodology. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(3)	Calculation includes the sales and square footage of department stores that were open for the full fiscal year, as well as Internet sales.

Total net sales increased $398 million in 2014 compared to 2013. The following table provides the components of the net sales increase:

($ in millions)	2014
Comparable store sales, including Internet	$508
Sales of closed (non-comparable) stores, net	(90)
Other revenues and sales adjustments	(20)
Total net sales increase/(decrease)	$398

In 2014, comparable store sales increased 4.4%. Total net sales increased 3.4% to $12,257 million compared with $11,859 million in 2013 and Internet sales increased 13.4% to $1,225 million.

Both total net sales and comparable store sales increased during 2014 as we gained market share in a highly competitive environment. Internet sales grew at a faster rate compared to our department stores and were positively impacted by our new mobile application that creates an enhanced digital experience. In addition, we continue to move closer to a true omni-channel state with our continuation of "ship to stores" and "ship from stores" and our planned roll out in 2015 of "pick up in store same day".

Based on a sample of our mall and off-mall stores, our store traffic, while negative for 2014, improved sequentially each quarter. Additionally, conversion improved for 2014 as compared to the prior year. For 2014, the average transaction value and average unit retail increased, while the units per transaction decreased as compared to the prior year. All geographic regions experienced sales increases for 2014 compared to the prior year. During 2014, most of our divisions experienced a sales increase, with our home and women's accessories divisions, including Sephora, which reflected the addition of 46 Sephora inside JCPenney locations, experiencing the highest sales increases. Our childrens and footwear divisions were the only divisions that experienced sales declines.

Gross Margin
Gross margin is a measure of profitability of a retail company at the most fundamental level of buying and selling merchandise and measures a company’s ability to effectively manage the total costs of sourcing and allocating merchandise against the corresponding retail pricing. Gross margins not only cover marketing, selling and other operating expenses, but also must include a profit element. Gross margin is the difference between total net sales and cost of the merchandise sold and is typically expressed as a percentage of total net sales. The cost of merchandise sold includes all direct costs of bringing merchandise to its final selling destination.

These costs include:

• cost of the merchandise (net of discounts or allowances earned)
• freight
• warehousing
• sourcing and procurement
• buying and brand development costs including buyers’ salaries and related expenses
• royalties and brand design fees
• merchandise examination
• inspection and testing
• merchandise distribution center expenses
• shipping and handling costs incurred on sales via the Internet

Gross margin increased to 34.8% of sales in 2014, or 540 basis points, compared to 2013. On a dollar basis, gross margin increased $769 million, or 22.0%, to $4,261 million in 2014 compared to $3,492 million in the prior year. The net 540 basis point increase resulted primarily from the change in merchandise mix largely related to better clearance sales performance as a result of fewer units of clearance merchandise sold at higher clearance margins and higher re-ticketing costs in the prior year as a result of moving back to a promotional strategy.

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
• real property, personal property and other taxes (excluding income taxes)

SG&A expenses declined $121 million to $3,993 million in 2014 compared to $4,114 million in 2013. As a percent of sales, SG&A expenses were 32.6% compared to 34.7% in the prior year. The net 210 basis point decrease primarily resulted from lower store expenses, advertising costs and corporate overhead throughout the period and higher income from the JCPenney private label credit card activities, which is recorded as a reduction of our SG&A expenses. These decreases were slightly offset by an increase in incentive compensation.
Pension Expense

($ in millions)	2014	2013
Primary pension plan expense/(income)	$(2)	$100
Supplemental pension plans expense	8	37
Total pension expense	$6	$137

Total pension expense, which consists of our Primary Pension Plan expense and our supplemental pension plans expense, is based on our prior year-end measurement of pension plan assets and benefit obligations. Primary Pension Plan expense for 2014 decreased $102 million to income of $2 million, compared with $100 million of expense in 2013. The change to income for our Primary Pension Plan was primarily a result of improved asset performance in prior periods, higher fair value of plan assets and a 70 basis point increase in our discount rate. During 2014 and 2013, supplemental pension plans expense was $8 million and $37 million, respectively. During 2014, we transferred $56 million of supplemental pension plan benefits, as allowed under the Employee Retirement Income Security Act of 1974, out of our supplemental pension plans and into our Primary Pension Plan. The transfer did not have a significant impact on our Consolidated Financial Statements; however, the transfer of benefits resulted in a one-time expense of $15 million to our Primary Pension Plan and an offsetting $15 million benefit to our supplemental pension plans during 2014.

Based on our 2014 year-end measurement of Primary Pension Plan assets and benefit obligations, our 2015 Primary Pension Plan expense will change to an expense of $19 million compared to income of $2 million in 2014. The increase in pension expense is primarily driven by a 102 basis point decline in our discount rate; the adoption of new mortality tables for the majority of the plan participants which reflect longer life expectations and anticipated rates of improvement in life expectancy compared to previous mortality assumptions; and lowering the expected return on plan assets from 7.0% to 6.75%. These negative impacts were partially offset by strong asset performance in 2014.

Depreciation and Amortization Expenses
Depreciation and amortization expense in 2014 increased $30 million to $631 million, or 5.0%, compared to $601 million in 2013. This increase is a result of our investment and replacement of store fixtures in connection with the implementation of our prior strategy. Depreciation and amortization expense for 2013 excludes $37 million of increased depreciation as a result of shortening the useful lives of department store fixtures that were replaced during 2013 with the build out of our home department and other attractions. These amounts are included in the line Restructuring and management transition in the Consolidated Statements of Operations.
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

The composition of real estate and other, net was as follows:

($ in millions)	2014	2013
Gain on sale or redemption of non-operating assets, net:
Sale of Simon Property Group, L.P. (SPG) real estate investment trusts units (REITs)	$—	$(24)
Sale of investments in joint ventures	—	(85)
Sale of other non-operating assets	(25)	(23)
Net gain on sale or redemption of non-operating assets	(25)	(132)
Dividend income from REITs	—	(1)
Investment income from home office land joint venture	(53)	—
Investment income from joint ventures	(1)	(6)
Net gain from sale of operating assets	(92)	(17)
Store impairments	30	18
Intangible asset impairment	—	9
Other	(7)	(26)
Total expense/(income)	$(148)	$(155)

Monetization of Non-operating Assets
As part of our strategy to monetize assets that are not core to our operations, during 2014 we generated $35 million of cash and recognized a net gain of $25 million from the sale of several non-operating assets. During 2013, we generated $143 million of cash and recognized a net gain of $132 million. The monetization of non-operating assets primarily included the following:

Sale of REIT Asset
In November 2013, we converted 205,000 REIT units of SPG into SPG shares, which were sold in December 2013 at an average price of $151.97 per share for a total price of $31 million, net of fees, and a realized net gain of $24 million.

Sale of Investments in Joint Ventures
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

Sale of Other Non-Operating Assets
During the fourth quarter of 2014, we sold two properties used in our former auto center operations and excess property adjacent to our home office facility not contributed to the Home Office Land Joint Venture for net proceeds of $7 million, resulting in net gains totaling $2 million.

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

Sale of Operating Assets
During the first quarter of 2014, we sold a former department store location with a net book value of $1 million for net proceeds of $2 million, realizing a gain of $1 million. During the third quarter of 2014, we sold three department store locations and recognized a net gain on a payment received from a landlord to terminate an existing lease prior to its original expiration date for total net proceeds of $66 million and a net gain of $90 million. During the fourth quarter of 2014, we sold one department store location for net proceeds of $2 million, resulting in a net gain of $1 million.

During the first quarter of 2013, we sold our leasehold interest of a former department store location with a net book value of $2 million for net proceeds of $18 million, realizing a gain of $16 million. During the second quarter of 2013, we sold two properties for total net proceeds and a gain of $1 million.

Impairments
In 2014, store impairments totaled $30 million and related to 19 underperforming department stores that continued to operate.

In 2013, store impairments totaled $18 million and related to 25 underperforming department stores that continued to operate. In addition, during the fourth quarter of 2013, we recorded a $9 million impairment charge for our ownership of the U.S. and Puerto Rico rights of the monet trade name.

See restructuring and management transition charges below for additional impairments related to stores closed in 2014 and stores scheduled to be closed in 2015.

Investment Income from Joint Ventures
During the second quarter of 2014, the Company recorded $43 million for our proportional share of net income from the Home Office Land Joint Venture and received an aggregate cash distribution of $51 million. During the fourth quarter of 2014, the Company recorded $10 million for our proportional share of net income from the Home Office Land Joint Venture and received an aggregate cash distribution of $7 million.

Restructuring and Management Transition Charges
The composition of restructuring and management transition charges was as follows:

($ in millions)	2014	2013
Home office and stores	$45	$48
Store fixtures	—	55
Management transition	16	37
Other	26	75
Total	$87	$215

Home office and stores
In 2014 and 2013, we recorded $45 million and $48 million, respectively, of costs to reduce our store and home office expenses. During the nine months ended November 1, 2014, we recorded $15 million of charges for actions taken to reduce our home office and store expenses. In January 2015, we announced the closing of 40 department stores, and as a result, during the fourth quarter of 2014, we incurred charges of $20 million related to asset impairments and $1 million of employee termination benefit costs. Additionally, we incurred $9 million of other miscellaneous store restructuring costs during 2014.

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

Management transition
During 2014 and 2013, we implemented several changes within our management leadership team that resulted in management transition costs of $16 million and $37 million, respectively, for both incoming and outgoing members of management.

Other
During 2014 and 2013, we recorded miscellaneous restructuring charges of $26 million and $75 million, respectively. The charges during 2014 and 2013 were primarily related to contract termination costs and other costs associated with our previous marketing and shops strategy, including a non-cash charge of $36 million during the third quarter of 2013 related to the return of shares of Martha Stewart Living Omnimedia, Inc. (MSLO) previously acquired by the Company, which was accounted for as a cost investment.

Operating Income/(Loss)
For 2014, we reported an operating loss of $308 million compared to an operating loss of $1,420 million in 2013, which is an improvement of $1,112 million.

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

Net Interest Expense
Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents.  Net interest expense was $406 million, an increase of $54 million, or 15.3%, from $352 million in 2013. The increase in net interest expense is primarily related to the increased interest expense associated with the previous borrowings under our former revolving credit facility (2013 Credit Facility), the $2.25 billion five-year senior secured term loan that was entered into in May 2013 (2013 Term Loan), the 2014 Term Loan and the additional debt that was outstanding during the third quarter of 2014 as a result of the timing of our debt transactions. In addition, during the second quarter of 2014, the Company expensed $9 million of capitalized debt issue costs associated with our previous credit facility that was replaced by our 2014 Credit Facility.

Income Taxes
Our net deferred tax assets, which include the future tax benefits of our net operating loss carryforwards, are subject to a valuation allowance. At January 31, 2015, the federal and state valuation allowances were $586 million and $198 million, respectively. Future book pre-tax losses will require additional valuation allowances to offset the deferred tax assets created. Until such time that we achieve sufficient profitability to allow removal of most of our valuation allowance, utilization of our loss carryforwards will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.

Each period we are required to allocate our income tax expense or benefit to continuing operations and other items such as other comprehensive income and stockholder’s equity.  In accordance with these rules when we have a loss in continuing operations and a gain in other comprehensive income, as arose in our year ended February 1, 2014, we are required to recognize a tax benefit in continuing operations up to the amount of tax expense that we are required to report in other comprehensive income.  In our year ended January 31, 2015 we experienced losses in both continuing operations and other comprehensive income.  Under the allocation rules we are required to recognize the valuation allowance allocable to the tax benefit attributable to these losses in each component of comprehensive income.  Accordingly, included in the total valuation allowance of $784 million noted above is $169 million of valuation allowance which offsets the deferred tax benefit attributable to the actuarial loss reported in other comprehensive income.

For the year ended January 31, 2015, we recorded a net tax expense of $23 million resulting in an effective tax rate of 3.1%. The net tax expense included $7 million related to the amortization of certain indefinite-lived intangible assets, $10 million for state and foreign jurisdictions where loss carryforwards are limited or unavailable and $6 million for federal and state audit settlements.

For the year ended February 1, 2014, we recorded a net tax benefit of $498 million resulting in an effective tax rate of (26.4)%. The net tax benefit consisted of net federal, foreign and state tax benefits of $197 million, a $303 million tax benefit resulting from actuarial gains in other comprehensive income, offset by $2 million of tax expense related to the amortization of certain indefinite-lived intangible assets. The $303 million tax benefit recorded on the loss in continuing operations was offset by income tax expense in other comprehensive income of $303 million.

EBITDA and Adjusted EBITDA (non-GAAP)
In 2014, EBITDA was a positive $323 million, an improvement of $1,142 million compared to a negative EBITDA of $819 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture and certain net gains, adjusted EBITDA was positive, improving $878 million to an adjusted EBITDA of $242 million for 2014 compared to a negative adjusted EBITDA of $636 million for the prior year corresponding period.

Overall, EBITDA and adjusted EBITDA improved significantly in 2014 as compared to the corresponding prior year periods as we were able to improve sales, achieve higher margins and reduce our operating costs.

Net Income/(Loss) and Adjusted Net Income/(Loss)
In 2014, we reported a loss of $771 million, or $2.53 per share, compared with a loss of $1,388 million, or $5.57 per share, last year. Excluding the impact of restructuring and management transition charges, the impact of our Primary Pension Plan expense, the loss on extinguishment of debt, the net gain on sale of non-operating assets, the proportional share of net income from joint venture, certain net gains and the tax impact resulting from other comprehensive income allocation, adjusted net income/(loss) (non-GAAP) went from a loss of $1,431 million, or $5.74 per share, in 2013 to a loss of $816 million, or $2.67 per share, in 2014.
2013 Compared to 2012

Total Net Sales

	2013	2012
Total net sales (in millions)	$11,859	$12,985
Sales percent increase/(decrease)
Total net sales(1)	(8.7)%	(24.8)%
Comparable store sales(2)	(7.4)%	(25.1)%
Sales per gross square foot(3)	$107	$116

(1)	Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 7.5% and 25.7% in 2013 and 2012, respectively.

(2)
Comparable store sales are presented on a 52-week basis and include sales from new and relocated stores that have been opened for 12 consecutive full fiscal months and Internet sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closures remain in the calculations. Beginning in 2014, the Company simplified its comparable store sales calculation to better reflect year-over-year comparability. Certain items, such as sales return estimates and store liquidation sales, are now excluded from the Company’s calculation. Prior periods have been adjusted to reflect this new methodology. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(3)	Calculation includes the sales and square footage of department stores that were open for the full fiscal year, as well as Internet sales.

Total net sales decreased $1,126 million in 2013 compared to 2012. The following table provides the components of the net sales decrease:

($ in millions)	2013
Comparable store sales, including Internet	$(944)
Sales of new and closed (non-comparable) stores, net	(183)
Other revenues and sales adjustments	1
Total net sales increase/(decrease)	$(1,126)

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

The decline in total net sales was primarily related to our prior strategy that did not resonate with our customers. The prior strategy focused on everyday low prices, substantially eliminated promotional activities, emphasized brands in a shops presentation and introduced new merchandise brands. Fiscal 2013 was a transitional year in which we worked to stabilize our business and to rebuild the Company, working to create strategies to reconnect with our core customer. During 2013, we began editing our merchandise assortments and undertaking several merchandise initiatives to make assortments more compelling to customers, reintroducing some of our private brands and returning the majority of our business to a promotional model. We saw a positive response to these efforts as our 2013 comparable store sales improved sequentially each quarter, with the fourth quarter delivering a comparable store sales gain of 1.4%, which was our first quarterly comparable store sales gain since the second quarter of 2011.

Based on a sample of our mall and off-mall stores, our store traffic and conversion rate decreased compared to 2012. The number of store transactions and the total number of units decreased while the average number of units per transaction increased slightly during 2013 as compared to 2012. All geographic regions experienced sales declines for 2013 compared to the prior year. During 2013, the women's accessories division, including Sephora, which reflected the addition of 60 Sephora inside JCPenney locations, experienced a slight sales increase. All other divisions experienced sales declines with men's and women's apparel, jewelry and footwear experiencing the smallest declines and home and children's experiencing the largest declines.

Gross Margin

($ in millions)	2013	2012
Gross margin	$3,492	$4,066
As a percent of sales	29.4%	31.3%

Gross margin decreased to 29.4% of sales in 2013, or 190 basis points, compared to 2012. On a dollar basis, gross margin decreased $574 million, or 14.1%, to $3,492 million in 2013 compared to $4,066 million in the prior year. The net 190 basis point decrease resulted from a decrease primarily from the change in merchandise mix sold primarily related to sales of clearance merchandise at lower margins as compared to 2012, including additional markdowns taken to sell through inventory associated with our previous strategy, as well as our transition back to a promotional pricing strategy, including re-ticketing costs on selected merchandise, and reduced vendor cost concessions.

SG&A Expenses

($ in millions)	2013	2012
SG&A	$4,114	$4,506
As a percent of sales	34.7%	34.7%

SG&A expenses declined $392 million to $4,114 million in 2013 compared to $4,506 million in 2012. As a percent of sales, SG&A expenses were flat with last year at 34.7%. The net savings resulted primarily from lower salaries and related benefits; higher income from the JCPenney private label credit card activities, which is recorded as a reduction of our SG&A expenses; lower utilities; savings in advertising expenses; and lower general store expense, support costs and rent.

Pension Expense

($ in millions)	2013	2012
Primary pension plan expense	$100	$167
Primary pension plan settlement expense	—	148
Total primary pension plan expense	100	315
Supplemental pension plans expense	37	38
Total pension expense	$137	$353

Primary Pension Plan expense for 2013 decreased $67 million to $100 million, compared with $167 million in 2012, excluding the settlement charge of $148 million incurred during the fourth quarter of 2012. The decrease in Primary Pension Plan expense for 2013 was a result of lower amortization of our actuarial loss due to certain lump-sum settlements in 2012, lower service cost due to a decrease in the number of participants accruing benefits and strong asset performance in 2012. These decreases were partially offset by an approximately 60 basis point decrease in our discount rate and a 50 basis point decrease in our assumed expected return on assets. During the fourth quarter of 2012, we recognized settlement expense of $148 million for unrecognized actuarial losses related to participants who separated from service and had a deferred vested benefit as of August 31, 2012 who elected to receive a lump-sum settlement payment as a result of a plan amendment. During 2013 and 2012, supplemental pension plans expense was $37 million and $38 million, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense in 2013 increased $58 million to $601 million, or approximately 10.7%, compared to $543 million in 2012. This increase is a result of our investment and replacement of store fixtures in connection with the implementation of our prior strategy. Depreciation and amortization expense for 2013 and 2012 excluded $37 million and $25 million, respectively, of increased depreciation as a result of shortening the useful lives of department store fixtures that were replaced during 2013 with the build out of our home department and other attractions. These amounts were included in the line Restructuring and management transition in the Consolidated Statements of Operations.

Real Estate and Other, Net
The composition of real estate and other, net was as follows:

($ in millions)	2013	2012
Gain on sale or redemption of non-operating assets, net
Sale or redemption of Simon Property Group, L.P. (SPG) REIT units	$(24)	$(200)
Sale of CBL & Associates Properties, Inc. (CBL) REIT shares	—	(15)
Sale of leveraged leases	—	(28)
Sale of investment in joint ventures	(85)	(151)
Sale of other non-operating assets	(23)	(3)
Net gain on sale or redemption of non-operating assets	(132)	(397)
Dividend income from REITs	(1)	(6)
Investment income from joint ventures	(6)	(11)
Net gain from sale of operating assets	(17)	—
Store impairments	18	26
Intangible asset impairment	9	—
Operating asset impairments	—	60
Other	(26)	4
Total expense/(income)	$(155)	$(324)

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

Sale or Redemption of REIT Assets
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

Sale of Leveraged Leases
During the third quarter of 2012, we sold all of our leveraged leases for $146 million, net of fees. The investments in the leveraged leases as of the dates of the sales were $118 million and were recorded in Other assets in the Consolidated Balance Sheets. In connection with the sales, we recorded a net gain of $28 million.

Sale of Investments in Joint Ventures
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

Sale of Other Non-Operating Assets
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

Sale of Operating Assets
During the first quarter of 2013, we sold our leasehold interest of a former department store location with a net book value of $2 million for net proceeds of $18 million, realizing a gain of $16 million. During the second quarter of 2013, we sold two properties for total net proceeds and a gain of $1 million.

Impairments
In 2013, store impairments totaled $18 million and related to 25 underperforming department stores that continued to operate. In addition, during the fourth quarter of 2013, we recorded a $9 million impairment charge for our ownership of the U.S. and Puerto Rico rights of the monet® trade name. See restructuring and management transition charges below for additional impairments related to stores that closed in 2014.

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

Net Interest Expense
Net interest expense was $352 million, an increase of $126 million, or 55.8%, from $226 million in 2012. The increase in net interest expense is primarily related to the increased interest expense associated with the borrowings under our revolving credit facility which bore interest at a rate of LIBOR plus 3.0% and the $2.25 billion five-year senior secured term loan that was entered into in May 2013 which bears interest at a rate of LIBOR plus 5.0%.

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

Net Income/(Loss) and Adjusted Net Income/(Loss)
In 2013, we reported a loss of $1,388 million, or $5.57 per share, compared with a loss of $985 million, or $4.49 per share, in 2012. Excluding the impact of markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, the impact of our Primary Pension Plan expense, the loss on extinguishment of debt, the net gain on sale or redemption of non-operating assets and the tax benefit from income related to actuarial gains included in other comprehensive income, adjusted net income/(loss) (non-GAAP) went from a loss of $766 million, or $3.49 per share, in 2012 to a loss of $1,431 million, or $5.74 per share, in 2013.

Financial Condition and Liquidity

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. During 2014, we completed the following transactions to enhance our liquidity:

•	In June 2014, J. C. Penney Company, Inc., JCP and Purchasing entered into the 2014 Credit Facility, comprised of a $1,850 million Revolving Facility and the $500 million 2014 Term Loan;

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

•	We generated $105 million of cash from the sale of several operating and non-operating assets.

The 2014 Credit Facility extends the maturity of the previous credit facility several years and further enhances our liquidity position, particularly during periods of peak working capital needs. Through the 2019 Notes offering, 2014 Tender Offers and debt defeasance, we were able to address our near-term debt maturities, with our next debt maturity occurring in August 2016 for $78 million.

We ended the year with $1,318 million of cash and cash equivalents, a decrease of $197 million from the prior year. As of the end of 2014, based on our borrowing base, we had $923 million available for future borrowing, of which $773 million was accessible due to the minimum excess availability threshold, providing a total available liquidity of $2.1 billion.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	2014	2013	2012
Cash and cash equivalents	$1,318	$1,515	$930
Merchandise inventory	2,652	2,935	2,341
Property and equipment, net	5,148	5,619	5,353
Total debt(1)	5,416	5,601	2,982
Stockholders’ equity	1,914	3,087	3,171
Total capital	7,330	8,688	6,153
Maximum capacity under our credit agreement	1,850	1,850	1,750
Cash flow from operating activities	239	(1,814)	(10)
Free cash flow (non-GAAP)(2)	57	(2,746)	(906)
Capital expenditures	252	951	810
Dividends paid	—	—	86
Ratios:
Debt-to-total capital(3)	73.9%	64.5%	48.5%
Cash-to-debt(4)	24.3%	27.0%	31.2%

(1)	Total debt includes short-term debt and long-term debt, capital leases, note payable and related current maturities.

(2)	See Item 6, Selected Financial Data, for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

(3)	Total debt divided by total capitalization.

(4)	Cash and cash equivalents divided by total debt.

Free Cash Flow (Non-GAAP)
During 2014, free cash flow increased $2,803 million to an inflow of $57 million compared to an outflow of $2,746 million in 2013. This significant improvement was driven primarily by the increase in sales and operating performance of the Company and better inventory management. In addition, free cash flow was positively impacted by a decrease in capital expenditures and an increase in proceeds from the sale of operating assets during 2014 when compared to 2013.

Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our strategy to return to profitable growth.

In 2014, cash flow from operating activities was an inflow of $239 million, an increase of $2,053 million compared to an outflow of $1,814 million during the same period last year. Our net loss as of the end of 2014 of $771 million included significant charges and credits that did not impact operating cash flow, including depreciation and amortization, certain restructuring and management transition charges, loss on extinguishment of debt, the sale of operating and non-operating assets and asset impairments. Overall, the generation of cash from operations was driven primarily by the increase in sales and operating performance of the Company, including higher margins and better expense control, and better inventory management. In addition, during 2014 we received an aggregate cash distribution of $58 million from the Home Office Land Joint Venture of which $53 million was included in operating activities and $5 million was classified as investing activities as it was considered a return of investment as the aggregate cash distribution exceeded our proportional share of the cumulative earnings of the joint venture by this amount. Cash flows from operating activities also included construction allowances from landlords of $8 million, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory decreased $283 million to $2,652 million, or 9.6%, as of the end of 2014 compared to $2,935 million as of the end of last year. Merchandise inventory decreased as we were able to better manage our inventory levels during the year based on customer demand and seasonal needs. Inventory turns for 2014, 2013 and 2012 were 2.74, 2.65 and 3.03 respectively.  Merchandise accounts payable increased $49 million at the end of 2014 compared to 2013.

In 2013, cash flow from operating activities was an outflow of $1,814 million, a decrease of $1,804 million compared to an outflow of $10 million during the prior year. The overall increased cash outflow from operations for 2013 related to a larger net loss for the period, the increase in cash used to restore inventory levels in basics and private branded categories during the year and cash used for the corresponding merchandise accounts payable. Cash flows from operating activities also included construction allowances from landlords of $6 million, which funded a portion of our capital expenditures in investing activities. Additionally, our net loss as of the end of fiscal 2013 of $1,388 million included significant charges and credits that did not impact operating cash flow including depreciation and amortization, restructuring and management transition charges, pension expense, loss on extinguishment of debt, an income tax benefit from income resulting from actuarial gains in other comprehensive income and asset impairments and other charges.

In 2012, cash flow from operating activities was an outflow of $10 million. Our total year 2012 net loss of $985 million included significant charges that did not impact operating cash flow including depreciation and amortization, pension expense, and restructuring and management transition. We realized positive operating cash flow impacts from reduced operating expenses, reduced inventory levels, and specific steps taken to improve overall working capital. In addition, in the fourth quarter of 2012, we extended our private label credit card agreement and received a signing bonus and an advance of our 2013 gain share totaling $75 million in cash. Additionally, cash flows from operating activities also included construction allowances from landlords of $7 million, which funded a portion of our capital expenditures in investing activities.

Investing Activities
In 2014, investing activities was a cash outflow of $142 million compared to an outflow of $789 million for 2013. The decrease in the cash outflow from investing activities was primarily a result of decreased capital expenditures and an increase in proceeds from the sale of operating assets.
For 2014, capital expenditures were $252 million. At the end of the year, we also had an additional $12 million of accrued capital expenditures, which will be paid in subsequent periods. The capital expenditures for 2014 related primarily to the opening of 46 Sephora inside JCPenney stores, the opening of a new department store in the third quarter of 2014, investments in information technology in both our home office and stores and investments in our store environment. We received construction allowances from landlords of $8 million in 2014, which are classified as operating activities, to fund a portion of the capital expenditures related to store leasehold improvements. These funds have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.

During 2014, we sold several operating and non-operating assets for total net proceeds of $105 million consisting primarily of 11 properties used in our former auto center operations, six department store locations (current and former) and two parcels of undeveloped land.

In 2013, investing activities was a cash outflow of $789 million compared to an outflow of $293 million for 2012. The increase in the cash outflow from investing activities was primarily a result of increased capital expenditures and a decrease in proceeds from the sale or redemption of non-operating and operating assets.
For 2013, capital expenditures were $951 million. At the end of the year, we also had an additional $25 million of accrued capital expenditures, which were paid in 2014. The capital expenditures for 2013 related primarily to the opening of the women’s and children's Joe Fresh® attractions in nearly 700 of our department stores, the opening of Disney® and giggleBabyTM in approximately 560 stores, extensive renovations in our home department in approximately 500 of our department stores and the opening of 60 Sephora inside JCPenney stores. Additionally, we received construction allowances from landlords of $6 million in 2013.
During 2013, we sold several non-operating assets for total net proceeds of $143 million consisting primarily of our investments in four real estate joint ventures, our remaining Simon REIT units, ten properties used in our former auto center operations and a leasehold interest in a former department store location.

In 2012, capital expenditures were $810 million. Capital expenditures in 2012 included furniture and fixtures relating to shop concepts for The Original Arizona Jean Co., Levi’s, jcp, Liz Claiborne and Izod. During the year, we also opened 78 Sephora inside JCPenney stores and nine new department stores. Additionally, we received construction allowances from landlords of $7 million in 2012.

In 2012, we received net proceeds of $526 million from the sale or redemption of non-operating assets including REIT shares or units, leveraged lease assets, investments in real estate joint ventures and a building used in our former drugstore operations.

The following provides a breakdown of capital expenditures:

($ in millions)	2014	2013	2012
Store renewals and updates	$152	$875	$617
Capitalized software	39	29	65
New and relocated stores	30	10	63
Technology and other	31	37	65
Total	$252	$951	$810

We expect our investment in capital expenditures for 2015 to be approximately $250 million, net of construction allowances from landlords, which will relate primarily to our store environment, investments in information technology and the continued roll-out of 25 new Sephora inside JCPenney locations. Our plan is to fund these expenditures with cash flow from operations and existing cash and cash equivalents.

Financing Activities
In 2014, cash flows from financing activities were an outflow of $294 million compared to an inflow of $3,188 million for the same period last year.

During the third quarter of 2014, we closed on our offering of $400 million aggregate principal amount of 2019 Notes and used the majority of the $393 million of proceeds from the offering, net of underwriting discounts, to pay $362 million for the tender consideration and related transaction fees and expenses for our contemporaneous cash 2014 Tender Offers to purchase approximately $327 million aggregate principal amount of our outstanding 2015 Notes, 2016 Notes and 2017 Notes.  Subsequent to the completion of the 2014 Tender Offers, we used approximately $64 million of available cash to effect a legal defeasance of the remaining outstanding principal amount of $60 million on our 2015 Notes by depositing funds with the Trustee for the 2015 Notes sufficient to make all payments of interest and principal on the outstanding Notes to October 15, 2015, the stated maturity of the 2015 Notes.  These transactions resulted in a loss on extinguishment of debt of $34 million which includes the premium paid over face value of the Securities of $29 million, $4 million for the portion of the deposited funds for future interest payments on the 2015 Notes and reacquisition costs of $1 million.

During the second quarter of 2014, in conjunction with entering into our 2014 Credit Facility, we used the $500 million of proceeds from the 2014 Term Loan, in addition to $150 million of cash on hand, to pay down the $650 million cash borrowings that were outstanding under the previous revolving credit facility. In addition, we incurred $60 million of financing costs relating to the 2014 Credit Facility. Through 2014, we repaid $26 million on our capital leases and note payable, $23 million on our 2013 Term Loan and $2 million on our 2014 Term Loan.

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

In 2012, cash flows from financing activities were an outflow of $274 million.  On August 1, 2012, we repaid at maturity $230 million principal amount of 9% Notes Due 2012.  Additionally, we made capital lease, note payable and financing payments totaling $24 million.  As authorized by the Board, we paid quarterly dividends of $0.20 per share during the first half of 2012 for dividends declared during the fourth quarter of 2011 and the first quarter of 2012.  On May 15, 2012, we announced that we had discontinued the quarterly $0.20 per share dividend.

Cash Flow and Financing Outlook
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. During 2014, we completed several transactions to further enhance our liquidity. During the second quarter of 2014, we closed on our 2014 Credit Facility which extends the maturity of the previous credit facility several years and further enhances our liquidity position, particularly during periods of peak working capital needs, by adding up to $500 million of additional liquidity. During the third quarter of 2014, through the 2019 Notes offering, the 2014 Tender Offers and the defeasance of our 2015 Notes, we were able to address our near-term debt maturities, with our next debt maturity occurring in August 2016 for $78 million. For 2015, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically.

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

The 2014 Credit Facility is a senior asset-based credit facility and is secured by a perfected first-priority security interest in substantially all of our eligible credit card receivables, accounts receivable and inventory. The Revolving Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the Revolving Facility is tiered based on our utilization under the line of credit. JCP’s obligations under the 2014 Credit Facility are guaranteed by J. C. Penney Company, Inc.

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

As of the end of 2014, we had $498 million outstanding on the 2014 Term Loan and no borrowings outstanding under the Revolving Facility. The 2014 Term Loan bears interest at a rate of LIBOR plus 4.0% and requires quarterly repayments in a principal amount equal to $1.25 million during the five-year term beginning October 1, 2014. As of the end of 2014, we had $397 million in standby and import letters of credit outstanding under the Revolving Facility, the majority of which were standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. The applicable rates for standby and import letters of credit were 2.75% and 1.375%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Facility. As of the end of 2014, based on our borrowing base, we had $923 million available for future borrowing, of which $773 million was accessible due to the minimum excess availability threshold.

Credit Ratings
Our credit ratings and outlook as of March 16, 2015 were as follows:

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

Contractual Obligations and Commitments
Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of January 31, 2015 is presented in the following table.

($ in millions)	Total	Less Than 1 Year		1 - 3 Years	3 - 5 Years	More Than 5 Years
Recorded contractual obligations:
Long-term debt	$5,350	$28		$354	$3,332	$1,636
Capital leases and note payable	70	33		37	—	—
Unrecognized tax benefits(1)	62	5		—	—	57
Contributions to non-qualified supplemental retirement and postretirement medical plans(2)	188	17		68	31	72
	$5,670	$83		$459	$3,363	$1,765
Unrecorded contractual obligations:
Interest payments on long-term and short-term debt(3)	$5,233	$345	(4)	$669	$394	$3,825
Operating leases(5)	2,819	237		401	285	1,896
Standby and import letters of credit(6)	397	397		—	—	—
Surety bonds(7)	79	79		—	—	—
Contractual obligations(8)	645	313		324	8	—
Purchase orders(9)	2,211	2,211		—	—	—
Guarantees(10)	4	1		1	1	1
	$11,388	$3,583		$1,395	$688	$5,722
Total	$17,058	$3,666		$1,854	$4,051	$7,487

(1)
Represents management’s best estimate of the payments related to tax reserves for uncertain income tax positions. Based on the nature of these liabilities, the actual payments in any given year could vary significantly from these amounts. See Note 17 to the Consolidated Financial Statements.

(2)	Represents expected cash payments through 2024.

(3)
Includes interest expense related to our 2013 Term Loan and 2014 Term loan of $462 million and $110 million, respectively, that was calculated using their respective interest rates as of January 31, 2015 for the anticipated amounts outstanding each period, which assumes the required principal payments for each loan remains the same each quarter.

(4)	Includes $88 million of accrued interest that is included in our Consolidated Balance Sheet at January 31, 2015.

(5)
Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured. Future minimum lease payments have not been reduced for sublease income.

(6)
Standby letters of credit, which totaled $396 million, are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims and to support our merchandise initiatives. The remaining $1 million are outstanding import letters of credit.

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

Off-Balance Sheet Arrangements
Management considers all on- and off-balance sheet debt in evaluating our overall liquidity position and capital structure. Other than operating leases, which are included in the Contractual Obligations and Commitments table, we do not have any material off-balance sheet financing. See detailed disclosure regarding operating leases in Note 13 to the Consolidated Financial Statements.

We do not have any additional arrangements or relationships with entities that are not consolidated into the financial statements.

Inflation
Our business is affected by general economic conditions, including changes in prices for labor and commodities such as petroleum, energy and cotton. In the fall of 2014, the overall cost of goods benefited modestly from the reduction to the price of cotton, improved freight rates due to increased vessel capacity and lower fuel cost offset slightly by minimum wage increases in Asian countries.  For spring 2015 goods, we anticipate that we will continue to benefit from these lower costs offset by freight premiums to ship goods to East and Gulf Coast ports and increased air shipments due to disruptions in the operations of West Coast ports.
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

Permanent markdowns and markdown accruals are designated for clearance activity and are recorded at the point of decision, when the utility of inventory has diminished, versus the point of sale. Factors considered in the determination of permanent markdowns and markdown accruals include current and anticipated demand, customer preferences, age of the merchandise and style trends. Under RIM, permanent markdowns and markdown accruals result in the devaluation of inventory and the corresponding reduction to gross margin is recognized in the period the decision to markdown is made. Shrinkage is estimated as a percent of sales for the period from the last physical inventory date to the end of the fiscal period. Physical inventories are taken at least annually and inventory records are adjusted accordingly. The shrinkage rate from the most recent physical inventory, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle. Historically, our actual physical inventory count results have shown our estimates to be reliable. Based on prior experience, we do not believe that the actual results will differ significantly from the assumptions used in these estimates. A 10% increase or decrease in markdowns and markdown accruals reflected in our inventory as of the end of the year would have impacted gross margin by approximately $20 million. A 10% increase or decrease in the estimated inventory shrinkage accrued as of the end of the year would have impacted gross margin by approximately $7 million.

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

We recognize impairment losses in the earliest period that it is determined a loss has occurred. The carrying value is adjusted to the new carrying value and any subsequent increases in fair value are not recorded. If it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset. Impairment losses totaling $30 million, $18 million and $26 million in 2014, 2013 and 2012, respectively, were recorded in the Consolidated Statement of Operations in the line item Real estate and other, net.

In 2014, we wrote the carrying value of assets of 19 underperforming department stores that continued to operate down to their fair value and recorded an impairment charge of $30 million.  If operating performance begins to reflect an other than temporary decline and actual results are not consistent with our current estimates and assumptions, we may be exposed to additional impairment charges in the future, which could be material to our results of operations.

Indefinite-Lived Assets
We assess the recoverability of indefinite-lived intangible assets at least annually during the fourth quarter of our fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. GAAP gives us the option to first perform a qualitative assessment in our evaluation of our indefinite-lived intangible assets in order to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired.  For our 2014 annual impairment test, we tested our indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.  Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in company-specific risk factors. Royalty rates are established by management based on comparable trademark licensing agreements in the market.  Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant weighted average cost of capital and long-term growth rates.

Our worldwide rights for the Liz Claiborne family of trademarks and related intellectual property and our ownership of the U.S. and Puerto Rico rights of the monet trademarks and related intellectual property are our only indefinite-lived intangibles assets and the estimated fair values of the assets exceeded their carrying values by margins of approximately 28% and 10%, respectively, at the date of the most recent impairment tests.  During the fourth quarter of 2013, we recorded an impairment charge of $9 million for our monet trade name due to the reduction of future product offerings under the monet trade name as a result of sales performance below our expectations.

While we do not believe there is a reasonable likelihood that there will be a material change in our estimates or assumptions used to calculate indefinite-lived asset impairments, if actual results are not consistent with our current estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Reserves and Valuation Allowances
Insurance Reserves
We are primarily self-insured for costs related to workers’ compensation and general liability claims. The liabilities represent our best estimate, using generally accepted actuarial reserving methods through which we record a provision for workers’ compensation and general liability risk based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims and projected loss development factors. These estimates are subject to the frequency, lag and severity of claims. We target this provision above the midpoint of the actuarial range, and total estimated claim liability amounts are discounted using a risk-free rate. We do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant fluctuation in net income. However, a 10% variance in the workers’ compensation and general liability reserves at year-end 2014 would have affected our SG&A expenses by approximately $22 million.

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

In the second quarter of 2013, our net deferred tax position, exclusive of any valuation allowance, changed from a net deferred tax liability to a net deferred tax asset. In our assessment of the need for a valuation allowance, we heavily weighted the negative evidence of cumulative losses in recent periods and the positive evidence of future reversals of existing temporary differences. Although a sizable portion of our losses in recent years were the result of charges incurred for restructuring and other special items, even without these charges we still would have incurred significant losses. Accordingly, we considered our pattern of recent losses to be relevant to our analysis. Considering this pattern of recent losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future U.S. taxable income for purposes of assessing the need for a valuation allowance. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring carryforwards.
Future book pre-tax losses will require additional valuation allowances to offset the deferred tax assets created. A sustained period of profitability is required before we would change our need for a valuation allowance against our net deferred tax assets.

See Note 17 to the Consolidated Financial Statements for more information regarding income taxes and also Risk Factors, Item 1A.

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

The following table reflects our rate of return and discount rate assumptions:

	2014	2013	2012
Expected return on plan assets	7.0%	7.0%	7.5%
Discount rate for pension expense	4.89%	4.19%	4.82%	(1)
Discount rate for pension obligation	3.87%	4.89%	4.19%

(1)	The discount rate used was revised to 4.25% on the remeasurement date of September 30, 2012 as a result of a curtailment.

Return on Plan Assets and Impact on Earnings
For the Primary Pension Plan, we apply our expected return on plan assets using fair market value as of the annual measurement date. The fair market value method results in greater volatility to our pension expense than the more commonly used calculated value method (referred to as smoothing of assets). Our Primary Pension Plan asset base consists of a mix of equities (U.S., non-U.S. and private), fixed income (investment-grade and high-yield), real estate (private and public) and alternative asset classes.

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

Discount Rate
The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). For the 2011 year-end remeasurement, used to calculate 2012 expense, the discount rate used was based on an externally published yield curve determined by the plan’s actuary. The yield curve is a hypothetical AA yield curve represented by a series of bonds maturing from six months to 30 years, designed to match the corresponding pension benefit cash payments to retirees.  Beginning with the remeasurement on September 30, 2012, the discount rate used, determined by the plan actuary, was based on a hypothetical AA yield curve represented by a series of bonds maturing over the next 30 years, designed to match the corresponding pension benefit cash payments to retirees.

For 2014, the discount rate to measure pension expense was 4.89% compared to 4.19% in 2013. The discount rate to measure the pension obligations decreased to 3.87%  as of January 31, 2015 from 4.89% as of February 1, 2014.

Sensitivity
The sensitivity of pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in pension expense of approximately $26 million. An increase in the discount rate of one-half of one percent would decrease the 2015 pension expense by approximately $21 million and a decrease in the discount rate of one-half of one percent would increase pension expense by approximately $23 million.

Pension Funding
Funding requirements for our Primary Pension Plan are determined under Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006. As a result of the funded status of the Primary Pension Plan, we are not required to make cash contributions in 2015.
Recent Accounting Pronouncements

Refer to Note 3 to the Consolidated Financial Statements.
Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. Words such as "expect" and similar expressions identify forward-looking statements, which include, but are not limited to, statements regarding sales, gross margin, selling, general and administrative expenses, cash flows and liquidity. Forward-looking statements are based only on the Company's current assumptions and views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company's control, that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer confidence and spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell us merchandise on a timely basis or at all, trade restrictions, the ability to monetize non-core assets on acceptable terms, the ability to implement our strategic plan, customer acceptance of our strategies, our ability to attract, motivate and retain key executives and other associates, the impact of cost reduction initiatives, our ability to generate or maintain liquidity, implementation of new systems and platforms, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, disruptions and congestion at ports through which we import goods, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, the ability of the federal government to fund and conduct its operations, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, legal and regulatory proceedings and the Company’s ability to access the debt or equity markets on favorable terms or at all. There can be no assurances that the Company will achieve expected results, and actual results may be materially less than expectations. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Item 1A, Risk Factors. We intend the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
All of our outstanding notes and debentures as of January 31, 2015 are at fixed interest rates and would not be affected by interest rate changes. On June 20, 2014, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into a $2,350 million senior asset-based credit facility (2014 Credit Facility), comprised of a $1,850 million revolving line of credit (Revolving Facility) and a $500 million term loan (2014 Term Loan). Borrowings under the Revolving Facility, to the extent that fluctuating rate loans are used, and our 2014 Term Loan, which bears interest at LIBOR plus 4%, are affected by interest rate changes. In addition, in May 2013, we entered into a $2.25 billion senior secured term loan facility (2013 Term Loan Facility), which bears interest at a rate of LIBOR plus 5.0%. As of January 31, 2015, we had $498 million outstanding under our 2014 Term Loan and $2.216 billion outstanding under the 2013 Term Loan Facility, which are both subject to fluctuating interest rates, and no borrowings outstanding under our Revolving Facility. Accordingly, a 100 basis point increase in interest rates would result in additional annual interest expense of $5 million under the 2014 Term Loan and $22 million under the 2013 Term Loan Facility.

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. As of January 31, 2015, long-term debt had a carrying value of $5.4 billion and a fair value of $4.8 billion. As of February 1, 2014, long-term debt, including current maturities, had a carrying value of $4.9 billion and a fair value of $4.2 billion.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of assets in our Primary Pension Plan. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.
Item 8. Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page 59.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The management of our Company, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The management of our Company has assessed the effectiveness of our Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (1992). Based on its assessment, the management of our Company believes that, as of January 31, 2015, our Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued an audit report on the effectiveness of our Company’s internal control over financial reporting. Their report follows.

There were no changes in our Company’s internal control over financial reporting during the fourth quarter ended January 31, 2015, that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
J. C. Penney Company, Inc.:

We have audited J. C. Penney Company, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J. C. Penney Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, J. C. Penney Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 31, 2015, and our report dated March 23, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
March 23, 2015

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Board Committees–Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Proposal 1 - Election of Directors” in our definitive proxy statement for 2015, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Code of Ethics and Corporate Governance Guidelines

We have adopted a code of ethics for officers and employees, which applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer, and which is known as the “Statement of Business Ethics.” We have also adopted certain ethical principles and policies for our directors, which are set forth in Article V of our Corporate Governance Guidelines. The Statement of Business Ethics and Corporate Governance Guidelines are available on our website at www.jcpenney.com. Additionally, we will provide copies of these documents without charge upon request made to:

J. C. Penney Company, Inc.
Office of Investor Relations
6501 Legacy Drive
Plano, Texas 75024
(Telephone 972-431-5500)

Our Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver of any provision of the Statement of Business Ethics that applies to any officer of the Company by posting such information on our website at www.jcpenney.com.
Item 11. Executive Compensation

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2014,” “Outstanding Equity Awards at Fiscal Year-End 2014,” “Option Exercises and Stock Vested for Fiscal 2014,” “Pension Benefits,” “Nonqualified Deferred Compensation for Fiscal 2014,” “Potential Payments and Benefits on Termination of Employment,” and “Director Compensation for Fiscal 2014” in our Company’s definitive proxy statement for 2015, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to beneficial ownership of our Company’s common stock is included under the caption “Beneficial Ownership of Common Stock” in our Company’s definitive proxy statement for 2015, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

The following table shows the number of options and other awards outstanding as of January 31, 2015 under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan (2014 Plan) and subsequent plans, as well as the number of shares remaining available for grant under the 2014 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	22,370,649	(1)	$32	(2)	23,216,767	(3)
Equity compensation plans not approved by security holders	2,290,080	(4)	$—		—
Total	24,660,729		$32	(2)	23,216,767

(1)  Includes 7,795,440 restricted stock units.
(2)  Represents the weighted-average exercise price of outstanding stock options only and the weighted-average remaining term is 4.4 years.
(3)  At the May 16, 2014 Annual Meeting of Stockholders, our stockholders approved the 2014 Plan, which has a fungible share design in which each stock option will count as one share issued and each stock award will count as two shares issued. The 2014 Plan reserved 16,000,000 shares or 32,000,000 options for issuance to associates and non-employee directors. In addition, shares underlying any outstanding stock award or stock option grant from prior plans that are canceled prior to vesting or exercise become available for use under the 2014 Plan. No shares remain available for future issuance from prior plans.
(4)  On May 20, 2014, the Company made an inducement equity award of 223,964 restricted stock units to our Chief Financial Officer, Edward J. Record, which vests one-third on May 20, 2015, May 20, 2016 and May 20, 2017. On November 17, 2014, the Company made an inducement equity award of 2,066,116 restricted stock units to our President and Chief Executive Officer-Designee, Marvin R. Ellison, which vests one-third on November 17, 2015, November 17, 2016 and November 17, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included under the captions “Policies and Procedures with Respect to Related Person Transactions” and “Board Independence” in our Company’s definitive proxy statement for 2015, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in our Company’s definitive proxy statement for 2015, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:
1. Consolidated Financial Statements:
The Consolidated Financial Statements of J. C. Penney Company, Inc. and subsidiaries are listed in the accompanying "Index to Consolidated Financial Statements" on page 59.
2. Financial Statement Schedules:
Schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the Consolidated Financial Statements and related financial information contained otherwise in this Annual Report on Form 10-K.
3. Exhibits:
See separate Exhibit Index beginning on page 105. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K is specifically identified in the separate Exhibit Index beginning on page 105 and filed with or incorporated by reference in this report.
(b) See separate Exhibit Index beginning on page 105.
(c) Other Financial Statement Schedules. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
(Registrant)

By /s/ Edward J. Record
Edward J. Record
Executive Vice President and Chief Financial Officer

Date:	March 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Myron E. Ullman, III*	Chief Executive Officer (principal executive officer); Director	March 23, 2015
Myron E. Ullman, III

Marvin Ellison*	President and CEO-Designee; Director	March 23, 2015
Marvin Ellison

Edward J. Record*	Executive Vice President and Chief Financial Officer (principal financial officer)	March 23, 2015
Edward J. Record

/s/ Dennis P. Miller	Senior Vice President and Controller (principal accounting officer)	March 23, 2015
Dennis P. Miller

Thomas J. Engibous*	Chairman of the Board; Director	March 23, 2015
Thomas J. Engibous

Colleen C. Barrett*	Director	March 23, 2015
Colleen C. Barrett

Kent B. Foster*	Director	March 23, 2015
Kent B. Foster

B. Craig Owens*	Director	March 23, 2015
Craig Owens

Leonard H. Roberts*	Director	March 23, 2015
Leonard H. Roberts

Signatures	Title	Date

Stephen I. Sadove*	Director	March 23, 2015
Stephen I. Sadove

Javier G. Teruel*	Director	March 23, 2015
Javier G. Teruel

R. Gerald Turner*	Director	March 23, 2015
R. Gerald Turner

Ronald W. Tysoe*	Director	March 23, 2015
Ronald W. Tysoe

Mary Beth West*	Director	March 23, 2015
Mary Beth West

*By:	/s/ Dennis P. Miller
Dennis P. Miller
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
J. C. Penney Company, Inc.:

We have audited the accompanying consolidated balance sheets of J. C. Penney, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), J. C. Penney Company, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and out report dated March 23, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
March 23, 2015

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	2014	2013	2012
Total net sales	$12,257	$11,859	$12,985
Cost of goods sold	7,996	8,367	8,919
Gross margin	4,261	3,492	4,066
Operating expenses/(income):
Selling, general and administrative (SG&A)	3,993	4,114	4,506
Pension	6	137	353
Depreciation and amortization	631	601	543
Real estate and other, net	(148)	(155)	(324)
Restructuring and management transition	87	215	298
Total operating expenses	4,569	4,912	5,376
Operating income/(loss)	(308)	(1,420)	(1,310)
Loss on extinguishment of debt	34	114	—
Net interest expense	406	352	226
Income/(loss) before income taxes	(748)	(1,886)	(1,536)
Income tax expense/(benefit)	23	(498)	(551)
Net income/(loss)	$(771)	$(1,388)	$(985)
Earnings/(loss) per share:
Basic	$(2.53)	$(5.57)	$(4.49)
Diluted	(2.53)	(5.57)	(4.49)
Weighted average shares – basic	305.2	249.3	219.2
Weighted average shares – diluted	305.2	249.3	219.2

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

($ in millions)	2014	2013	2012
Net income/(loss)	$(771)	$(1,388)	$(985)
Other comprehensive income/(loss), net of tax:
Real estate investment trusts (REITs)
Unrealized gain/(loss)	—	(1)	36
Reclassification adjustment for realized (gain)/loss	—	(16)	(184)
Foreign currency translation
Unrealized gain/(loss)	(2)	—	—
Retirement benefit plans
Net actuarial gain/(loss) arising during the period	(293)	404	37
Prior service credit/(cost) arising during the period	(12)	(4)	(26)
Reclassification of net prior service (credit)/cost from a curtailment	—	—	(3)
Reclassification of net actuarial (gain)/loss from a settlement	—	—	91
Reclassification for amortization of net actuarial (gain)/loss	40	108	148
Reclassification for amortization of prior service (credit)/cost	(1)	(1)	(8)
Deferred tax valuation allowance	(169)	—	—
Total other comprehensive income/(loss), net of tax	(437)	490	91
Total comprehensive income/(loss), net of tax	$(1,208)	$(898)	$(894)

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	2014	2013
Assets
Current assets:
Cash in banks and in transit	$119	$113
Cash short-term investments	1,199	1,402
Cash and cash equivalents	1,318	1,515
Merchandise inventory	2,652	2,935
Deferred taxes	172	193
Prepaid expenses and other	189	190
Total current assets	4,331	4,833
Property and equipment	5,148	5,619
Prepaid pension	220	663
Other assets	705	686
Total Assets	$10,404	$11,801
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$997	$948
Other accounts payable and accrued expenses	1,188	1,198
Short-term borrowings	—	650
Current portion of capital leases and note payable	28	27
Current maturities of long-term debt	28	23
Total current liabilities	2,241	2,846
Long-term capital leases and note payable	38	62
Long-term debt	5,322	4,839
Deferred taxes	363	335
Other liabilities	526	632
Total Liabilities	8,490	8,714
Stockholders' Equity
Common stock(1)	152	152
Additional paid-in capital	4,606	4,571
Reinvested earnings/(accumulated deficit)	(1,779)	(1,008)
Accumulated other comprehensive income/(loss)	(1,065)	(628)
Total Stockholders’ Equity	1,914	3,087
Total Liabilities and Stockholders’ Equity	$10,404	$11,801

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 304.9 million and 304.6 million as of January 31, 2015 and February 1, 2014, respectively.

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
January 28, 2012	215.9	$108	$3,699	$1,412	$(1,209)	$4,010
Net income/(loss)	—	—	—	(985)	—	(985)
Other comprehensive income/(loss)	—	—	—	—	91	91
Dividends declared, common	—	—	—	(47)	—	(47)
Stock-based compensation	3.4	2	100	—	—	102
February 2, 2013	219.3	$110	$3,799	$380	$(1,118)	$3,171
Net income/(loss)	—	—	—	(1,388)	—	(1,388)
Other comprehensive income/(loss)	—	—	—	—	490	490
Common stock issued	84.0	42	744	—	—	786
Stock-based compensation	1.3	—	28	—	—	28
February 1, 2014	304.6	$152	$4,571	$(1,008)	$(628)	$3,087
Net income/(loss)	—	—	—	(771)	—	(771)
Other comprehensive income/(loss)	—	—	—	—	(437)	(437)
Stock-based compensation	0.3	—	35	—	—	35
January 31, 2015	304.9	$152	$4,606	$(1,779)	$(1,065)	$1,914

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2014	2013	2012
Cash flows from operating activities
Net income/(loss)	$(771)	$(1,388)	$(985)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	32	132	121
Asset impairments and other charges	39	30	117
Net gain on sale or redemption of non-operating assets	(25)	(132)	(397)
Net gain on sale of operating assets	(92)	(17)	—
Loss on extinguishment of debt	34	114	—
Depreciation and amortization	631	601	543
Benefit plans	(24)	70	272
Stock-based compensation	33	28	50
Excess tax benefits from stock-based compensation	—	—	(12)
Other comprehensive income tax benefits	—	(303)	—
Deferred taxes	3	(164)	(467)
Change in cash from:
Inventory	283	(594)	575
Prepaid expenses and other assets	(1)	74	(5)
Merchandise accounts payable	49	(214)	140
Current income taxes	(10)	50	117
Accrued expenses and other	58	(101)	(79)
Net cash provided by/(used in) operating activities	239	(1,814)	(10)
Cash flows from investing activities
Capital expenditures	(252)	(951)	(810)
Proceeds from sale or redemption of non-operating assets	35	143	526
Acquisition	—	—	(9)
Proceeds from sale of operating assets	70	19	—
Joint venture return of investment	5	—	—
Net cash provided by/(used in) investing activities	(142)	(789)	(293)
Cash flows from financing activities
Proceeds from short-term borrowings	—	850	—
Payment on short-term borrowings	(650)	(200)	—
Net proceeds from issuance of long-term debt	893	2,180	—
Premium on early retirement of debt	(33)	(110)	—
Payments of capital leases and note payable	(26)	(29)	(20)
Payments of long-term debt	(412)	(256)	(230)
Financing costs	(65)	(31)	(4)
Net proceeds from common stock issued	—	786	—
Dividends paid, common	—	—	(86)
Proceeds from stock options exercised	—	7	71
Excess tax benefits from stock-based compensation	—	—	12
Tax withholding payments for vested restricted stock	(1)	(9)	(17)
Net cash provided by/(used in) financing activities	(294)	3,188	(274)
Net increase/(decrease) in cash and cash equivalents	(197)	585	(577)
Cash and cash equivalents at beginning of period	1,515	930	1,507
Cash and cash equivalents at end of period	$1,318	$1,515	$930
See the accompanying notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Basis of Presentation and Consolidation

Nature of Operations
Our Company was founded by James Cash Penney in 1902 and has grown to be a major national retailer, operating 1,062 department stores in 49 states and Puerto Rico, as well as through our Internet website at jcpenney.com. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, and home furnishings. In addition, our department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

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

Fiscal Year	Ended	Weeks
2014	January 31, 2015	52
2013	February 1, 2014	52
2012	February 2, 2013	53

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

Based on how we categorized our divisions in 2014, our merchandise mix of total net sales over the last three years was as follows:

	2014	2013	2012
Women’s apparel	24%	24%	24%
Men’s apparel and accessories	22%	22%	21%
Home	12%	11%	12%
Women’s accessories, including Sephora	12%	11%	10%
Children’s apparel	10%	11%	12%
Family footwear	8%	9%	9%
Fine jewelry	7%	7%	7%
Services and other	5%	5%	5%
	100%	100%	100%

Gift Card Revenue Recognition
At the time gift cards are sold, no revenue is recognized; rather, a liability is established for the face amount of the card. The liability remains recorded until the earlier of redemption, escheatment or 60 months. The liability is relieved and revenue is recognized when gift cards are redeemed for merchandise or services. We escheat a portion of unredeemed gift cards according to Delaware escheatment requirements that govern remittance of the cost of the merchandise portion of unredeemed gift cards over five years old. After reflecting the amount escheated, any remaining liability (referred to as breakage) is relieved and recognized as a reduction of SG&A expenses as an offset to the costs of administering the gift card program. Though our gift cards do not expire, it is our historical experience that the likelihood of redemption after 60 months is remote. The liability for gift cards is recorded in other accounts payable and accrued expenses on the Consolidated Balance Sheets.

Customer Loyalty Program
Customers who spend a certain amount with us using our private label card or registered third party credit cards receive JCP Rewards® certificates, redeemable for merchandise or services in our stores the following two months. We estimate the net cost of the rewards that will be redeemed and record this as cost of goods sold as rewards points are accumulated. Other administrative costs of the loyalty program are recorded in SG&A expenses as incurred.

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

Vendor compliance credits reimburse us for incremental merchandise handling expenses incurred due to a vendor’s failure to comply with our established shipping or merchandise preparation requirements. Vendor compliance credits are recorded as a reduction of merchandise handling costs.

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

Advertising
Advertising costs, which include newspaper, television, Internet search marketing, radio and other media advertising, are expensed either as incurred or the first time the advertisement occurs.  For cooperative advertising programs offered by national brands that require proof-of-advertising to be provided to the vendor to support the reimbursement of the incurred cost, we offset the allowances against the related advertising expense.  Programs that do not require proof-of-advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor’s label.    Total advertising costs, net of cooperative advertising vendor reimbursements of $1 million, $4 million and $2 million for 2014, 2013 and 2012, respectively, were $886 million, $919 million and $933 million, respectively.

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

Property and Equipment, Net

	Estimated Useful Lives
($ in millions)	(Years)	2014	2013
Land	N/A	$274	$309
Buildings	50	4,899	4,951
Furniture and equipment	3-20	2,175	2,242
Leasehold improvements(1)		1,301	1,318
Capital leases (equipment)	3-5	116	114
Accumulated depreciation		(3,617)	(3,315)
Property and equipment, net		$5,148	$5,619

(1)	Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the term of the lease, including renewals determined to be reasonably assured.

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

Impairment of Long-Lived and Indefinite-Lived Assets
We evaluate long-lived assets such as store property and equipment and other corporate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the assets or our overall business strategies. Potential impairment exists if the estimated undiscounted cash flows expected to result from the use of the asset plus any net proceeds expected from disposition of the asset are less than the carrying value of the asset. The amount of the impairment loss represents the excess of the carrying value of the asset over its fair value and is included in Real estate and other, net in the Consolidated Statements of Operations. We estimate fair value based on either a projected discounted cash flow method using a discount rate that is considered commensurate with the risk inherent in our current business model or appraised value, as appropriate. We also take other factors into consideration in estimating the fair value of our stores, such as local market conditions, operating environment, mall performance and other trends.

We assess the recoverability of indefinite-lived intangible assets at least annually during the fourth quarter of our fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. GAAP provides the option to first perform a qualitative assessment in our evaluation of our indefinite-lived intangible assets in order to determine whether the fair value of the indefinite-lived intangible asset is more likely than not impaired.  When a quantitative analysis is performed, we test our indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.  Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in company-specific risk factors. Royalty rates are established by management based on comparable trademark licensing agreements in the market.  Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant weighted average cost of capital and low long-term growth rates.

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

Stock-Based Compensation
Stock options are valued primarily using the binomial lattice option pricing model and are granted with an exercise price equal to the closing price of our common stock on the grant date. Time-based and performance-based restricted stock awards are valued using the closing price of our common stock on the grant date. For awards that have market conditions, such as attaining a specified stock price or based on total shareholder return, we use a Monte Carlo simulation model to determine the value of the award. Our current plan does not permit awarding stock options below grant-date market value nor does it allow any repricing subsequent to the date of grant.

Stock options are valued using the following assumptions:

•
Valuation Method. We estimate the fair value of stock option awards on the date of grant using primarily the binomial lattice model. We believe that the binomial lattice model is a more accurate model for valuing employee stock options since it better reflects the impact of stock price changes on option exercise behavior.

•
Expected Term. Our expected option term represents the average period that we expect stock options to be outstanding and is determined based on our historical experience, giving consideration to contractual terms, vesting schedules, anticipated stock prices and expected future behavior of option holders.

•
Expected Volatility. Our expected volatility is based on a blend of the historical volatility of JCPenney stock combined with an estimate of the implied volatility derived from exchange traded options.

•	Risk-Free Interest Rate. Our risk-free interest rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life.

•	Expected Dividend Yield. The dividend assumption is based on our current expectations about our dividend policy.

Employee stock options and time-based and performance-based restricted stock awards typically vest over periods ranging from one to three years and employee stock options have a maximum term of 10 years. Estimates of forfeitures are incorporated at the grant date and are adjusted if actual results are different from initial estimates. For awards that have performance conditions, the probability of achieving the performance condition is evaluated each reporting period, and if the performance condition is expected to be achieved, the related compensation expense is recorded over the service period. In addition, certain performance-based restricted stock awards may be granted where the number of shares may be increased to the maximum or reduced to the minimum threshold based on the results of the performance metrics in accordance with the terms established at the time of the award. In the event that performance conditions are not achieved and the awards do not vest, compensation expense is reversed. For market based awards, we record expense over the service period, regardless of whether or not the market condition is achieved.

Awards with graded vesting that only have a time vesting requirement and awards that vest entirely at the end of the vesting requirement are expensed on a straight-line basis for the entire award. Expense for awards with graded vesting that incorporate a market or performance requirement is attributed separately based on the vesting for each tranche.
3.  Effect of New Accounting Standards

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to FASB ASC Topic 205, Presentation of Financial Statements, and FASB ASC Topic 360, Property, Plant and Equipment. The update revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. We early adopted this ASU during the fourth quarter of 2014.

In July 2013, the FASB issued ASU 2013-11,  Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. This update provides that an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The provisions of this update were effective February 2, 2014 for the Company and were applied prospectively. The implementation of this guidance resulted in a reclassification as of the end of 2014 of $49 million between Deferred taxes and Other liabilities and did not have a significant impact on our financial condition, results of operations or cash flows.
4.  Earnings/(Loss) per Share

Net income/(loss) and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	2014	2013	2012
Earnings/(loss)
Net income/(loss)	$(771)	$(1,388)	$(985)
Shares
Weighted average common shares outstanding (basic shares)	305.2	249.3	219.2
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—
Weighted average shares assuming dilution (diluted shares)	305.2	249.3	219.2
EPS
Basic	$(2.53)	$(5.57)	$(4.49)
Diluted	$(2.53)	$(5.57)	$(4.49)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

(Shares in millions)	2014	2013	2012
Stock options, restricted stock awards and warrant	26.8	24.3	25.0
5.  Other Assets

($ in millions)	2014	2013
Capitalized software, net	$230	$267
Indefinite-lived intangible assets, net(1)	268	268
Realty investments (Note 16)	26	4
Debt issuance costs, net	82	92
Revolving credit facility issuance costs, net	62	23
Other	37	32
Total	$705	$686

(1)
Amounts are net of an accumulated impairment loss of $9 million which was recorded in 2013 (Note 8 and Note 16) in the line item Real estate and other, net in the Consolidated Statements of Operations.

Our indefinite-lived intangible assets, which we acquired in November 2011, consists of our worldwide rights for the Liz Claiborne® family of trademarks and related intellectual property and our ownership of the U.S. and Puerto Rico rights of the monet® trademarks and related intellectual property. In February 2012, we acquired the right to source and sell Liz Claiborne branded shoes for $9 million. In connection with our annual indefinite-lived intangible assets impairment tests performed during the fourth quarter of 2014, we did not record an impairment for our indefinite-lived intangible assets as the estimated fair values exceeded the carrying values of the underlying assets.
6.  Other Accounts Payable and Accrued Expenses

($ in millions)	2014	2013
Accrued salaries, vacation and bonus	$212	$209
Customer gift cards	217	218
Taxes other than income taxes	75	89
Occupancy and rent-related	139	132
Interest	88	91
Advertising	91	49
Current portion of workers’ compensation and general liability insurance	56	59
Restructuring and management transition (Note 15)	19	29
Current portion of retirement plan liabilities (Note 14)	17	46
Capital expenditures	12	25
Unrecognized tax benefits (Note 17)	5	2
Other	257	249
Total	$1,188	$1,198
7.  Other Liabilities

($ in millions)	2014	2013
Supplemental pension and other postretirement benefit plan liabilities (Note 14)	$185	$187
Long-term portion of workers’ compensation and general liability insurance	160	169
Deferred developer/tenant allowances	107	116
Unrecognized tax benefits (Notes 3 and 17)	8	68
Restructuring and management transition (Note 15)	7	4
Other	59	88
Total	$526	$632
8.  Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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

Other Non-Financial Assets Measured on a non-Recurring Basis
The following table presents fair values for those assets measured at fair values and gains or losses during 2014 and 2013 on a non-recurring basis, and remaining on our Consolidated Balance Sheet:

		Fair Value Measurements at Reporting Date Using
($ in millions)	Carrying Value	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
As of January 31, 2015
Store assets	$2	$—	$—	$2	$(30)
Total	$2	$—	$—	$2	$(30)
As of February 1, 2014
Store assets	$2	$—	$—	$2	$(18)
Intangible asset (Note 5)	5	—	—	5	(9)
Total	$7	$—	$—	$7	$(27)

In 2014, assets of 19 underperforming department stores that continued to operate with carrying values of $32 million were written down to their estimated fair values of $2 million resulting in impairment charges of $30 million. Store impairment charges are recorded in the line item Real estate and other, net in the Consolidated Statements of Operations. Key assumptions used to determine fair values were future cash flows including, among other things, expected future operating performance and changes in economic conditions as well as other market information obtained from brokers.

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

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows:

	As of January 31, 2015		As of February 1, 2014
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$5,350	$4,834	$4,862	$4,209

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. As of January 31, 2015 and February 1, 2014, the fair values of cash and cash equivalents, accounts payable and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. In addition, the fair values of the capital lease commitments and the note payable approximate their carrying values. These items have been excluded from the table above.

Concentrations of Credit Risk
We have no significant concentrations of credit risk.

9.  Credit Facility
On June 20, 2014, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into a $2,350 million senior asset-based credit facility (2014 Credit Facility), comprised of a $1,850 million revolving line of credit (Revolving Facility) and a $500 million term loan (2014 Term Loan). The 2014 Credit Facility, which matures on June 20, 2019, replaced the Company’s prior credit agreement entered into in February 2013 and contains a letter of credit sublimit of $750 million. Proceeds from the 2014 Term Loan, in addition to $150 million of cash on hand, were used to pay down the $650 million cash borrowings that were outstanding under the previous facility.
The 2014 Credit Facility is a senior asset-based credit facility and is secured by a perfected first-priority security interest in substantially all of our eligible credit card receivables, accounts receivable and inventory. The Revolving Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the Revolving Facility is tiered based on our utilization under the line of credit. JCP’s obligations under the 2014 Credit Facility are guaranteed by J. C. Penney Company, Inc.

The borrowing base under the Revolving Facility, which is limited to a maximum of 85% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 90% of the liquidation value of our inventory, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value.  In addition, the maximum availability is limited by a minimum excess availability threshold which is the greater of 10% of the borrowing base or $150 million.
As of the end of 2014, we had $498 million outstanding on the 2014 Term Loan and no borrowings outstanding under the Revolving Facility. The 2014 Term Loan bears interest at a rate of LIBOR plus 4.0% and requires quarterly repayments in a principal amount equal to $1.25 million during the five-year term beginning October 1, 2014. As of the end of 2014, we had $397 million in standby and import letters of credit outstanding under the Revolving Facility, the majority of which were standby letters of credit that support our merchandise initiatives and workers’ compensation. None of the standby or import letters of credit have been drawn on. The applicable rate for standby and import letters of credit was 2.75% and 1.375%, respectively, while the required commitment fee was 0.375% for the unused portion of the Revolving Facility. As of the end of 2014, based on our borrowing base, we had $923 million available for future borrowing, of which $773 million was accessible due to the minimum excess availability threshold.

10.  Long-Term Debt

($ in millions)	2014	2013
Issue:
5.65% Senior Notes Due 2020(1)	$400	$400
5.75% Senior Notes Due 2018(1)	300	300
6.375% Senior Notes Due 2036(1)	400	400
6.875% Medium-Term Notes Due 2015	—	200
6.9% Notes Due 2026	2	2
7.125% Debentures Due 2023	10	10
7.4% Debentures Due 2037	326	326
7.625% Notes Due 2097	500	500
7.65% Debentures Due 2016	78	200
7.95% Debentures Due 2017	220	285
8.125% Senior Notes Due 2019	400	—
2013 Term Loan Facility	2,216	2,239
2014 Term Loan	498	—
Total debt, excluding capital leases and note payable	5,350	4,862
Less: current maturities	28	23
Total long-term debt, excluding capital leases and note payable	$5,322	$4,839
Weighted-average interest rate at year end	6.4%	6.5%
Weighted-average maturity (in years)	14 years

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
On May 22, 2013, we accepted for purchase $243 million in aggregate principal amount of the 2023 Notes, representing 95.41% of the outstanding principal amount, for aggregate Amended Tender Offer Consideration of $352 million. On June 5, 2013, we accepted for purchase an additional $2 million in aggregate principal amount of the 2023 Notes, for aggregate tender offer consideration of $3 million. The 2013 Tender Offer resulted in a loss on the extinguishment of debt of $114 million which includes the premium paid over face value of the accepted 2023 Notes of $110 million, reacquisition costs of $2 million and the write-off of unamortized debt issue costs of $2 million. As a result of receiving the requisite consent of the holders of at least 66 2/3% of aggregate principal amount of 2023 Notes outstanding, the Proposed Amendments were approved and became operative.
2013 Term Loan Facility
On May 22, 2013, JCP entered into a $2.25 billion five-year senior secured term loan facility (2013 Term Loan Facility). The 2013 Term Loan Facility is guaranteed by J. C. Penney Company, Inc. and certain subsidiaries of JCP, and is secured by mortgages on certain real estate of JCP and the guarantors, in addition to substantially all other assets of JCP and the guarantors. Proceeds of the 2013 Term Loan Facility were used to fund the 2013 Tender Offer and will be used to fund ongoing working capital requirements and general corporate purposes. The 2013 Term Loan Facility bears interest at a rate of LIBOR plus 5.0%. We are required to make quarterly repayments in a principal amount equal to $5.625 million during the five-year term, subject to certain reductions for mandatory and optional prepayments.

Scheduled Annual Principal Payments on Long-Term Debt, Excluding Capital Leases and Note Payable

($ in millions)
2015	$28
2016	106
2017	248
2018	2,454
2019	878
Thereafter	1,636
Total	$5,350

11.  Stockholders’ Equity

Other Comprehensive Income/(Loss)
The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	2014			2013			2012
($ in millions)	Gross Amount	Income Tax (Expense)/Benefit(1)	Net Amount	Gross Amount	Income Tax (Expense)/Benefit(2)	Net Amount	Gross Amount		Income Tax (Expense)/Benefit(3)	Net Amount
REITs
Unrealized gain/(loss)	$—	$—	$—	$(2)	$1	$(1)	$56		$(20)	$36
Reclassification adjustment for (gain)/loss	—	—	—	(24)	8	(16)	(285)	(4)	101	(184)
Foreign currency
Unrealized gain/(loss)	(2)	—	(2)	—	—	—	—		—	—
Retirement benefit plans
Net actuarial gain/(loss) arising during the period	(479)	186	(293)	659	(255)	404	60		(23)	37
Prior service credit/(cost) arising during the period	(20)	8	(12)	(7)	3	(4)	(42)		16	(26)
Reclassification of net prior service (credit)/cost from a curtailment	—	—	—	—	—	—	(5)		2	(3)
Reclassification of net actuarial (gain)/loss from a settlement	—	—	—	—	—	—	148		(57)	91
Reclassification for amortization of net actuarial (gain)/loss	65	(25)	40	175	(67)	108	242		(94)	148
Reclassification for amortization of prior service (credit)/cost	(1)	—	(1)	(1)	—	(1)	(13)		5	(8)
Deferred tax valuation allowance	—	(169)	(169)	—	—	—	—		—	—
Total	$(437)	$—	$(437)	$800	$(310)	$490	$161		$(70)	$91

(1)	When we have a loss in operations and a loss in other comprehensive income/(loss), the tax benefits associated with each loss are fully offset by a valuation allowance (Note 17).

(2)
When assessing valuation allowance needs, accounting standards require us to record in other comprehensive income/(loss) the tax expense on other comprehensive income and a corresponding tax benefit in operations (Note 17).

(3)	In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating income/(loss) and other comprehensive income/(loss).

(4)
During the second quarter of 2012, the reclassification adjustment for the Simon Property Group, L.P. (SPG) units of $270 million was calculated by using the closing fair market value per SPG unit of $158.13 on July 19, 2012 for the two million REIT units that were redeemed on July 20, 2012.  The REIT units were redeemed at a price of $124.00 per unit (Note 16).

Accumulated  Other Comprehensive Income/(Loss)
The following table shows the changes in accumulated other comprehensive income/(loss) balances for 2014 and 2013:

($ in millions)	Unrealized Gain/(Loss) on REITs	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Accumulated Other Comprehensive Income/(Loss)
February 2, 2013	$17	$(1,121)	$(14)	$—	$(1,118)
Current period change	(17)	512	(5)	—	490
February 1, 2014	$—	$(609)	$(19)	$—	$(628)
Current period change	—	(414)	(21)	(2)	(437)
January 31, 2015	$—	$(1,023)	$(40)	$(2)	$(1,065)

Reclassifications out of accumulated other comprehensive income/(loss) are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)			Line Item in the Consolidated Statements of Operations

($ in millions)	2014	2013	2012
Realized (gain)/loss on REITs
Sale or redemption of SPG REIT units	$—	$(24)	$(270)	Real estate and other, net
Sale of CBL REIT shares	—	—	(15)	Real estate and other, net
Tax (expense)/benefit	—	8	101	Income tax expense/(benefit)
Total, net of tax	—	(16)	(184)
Retirement benefit plans
Amortization of actuarial (gain)/loss(1)	66	176	243	Pension
Amortization of prior service (credit)/cost(1)	7	7	1	Pension
Amortization of actuarial (gain)/loss(1)	(1)	(1)	(1)	SG&A
Amortization of prior service (credit)/cost(1)	(8)	(8)	(14)	SG&A
Prior service (credit)/cost from a curtailment	—	—	(5)	Restructuring and management transition (Note 15)
Actuarial (gain)/loss from a settlement(1)	—	—	148	Pension
Tax (expense)/benefit	(25)	(67)	(144)	Income tax expense/(benefit)
Decrease in deferred tax valuation allowance	25	—	—	Income tax expense/(benefit)
Total, net of tax	64	107	228
Total reclassifications	$64	$91	$44

(1)	These accumulated other comprehensive components are included in the computation of net periodic benefits expense/(income). See Note 14 for additional details.

Common Stock
On a combined basis, our 401(k) savings plan, including our employee stock ownership plan (ESOP), held approximately 14 million shares, or approximately 4.0% of outstanding Company common stock, at January 31, 2015. For the years 2014, 2013 and 2012, we declared dividends of $0.00, $0.00 and $0.20 per share, respectively.

Issuance of Common Stock
On October 1, 2013, we issued 84 million shares of common stock with a par value of $0.50 per share for $9.65 per share for total net proceeds of $786 million after $24 million of fees.

Preferred Stock
We have authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of January 31, 2015 or February 1, 2014.

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

The purpose of the Amended Rights Agreement is to diminish the risk that the Company's ability to use its net operating losses and other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company's experiencing an "ownership change" as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the Code). Ownership changes under Section 382 generally relate to the cumulative change in ownership among stockholders with an ownership interest of 5% or more (as determined under Section 382's rules) over a rolling three year period. The Amended Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the outstanding Common Stock. The amendments to the Original Rights Agreement also extended the expiration date of the Rights from August 20, 2014 to January 26, 2017 and amended certain other provisions, including the definition of "beneficial ownership" to include terms appropriate for the purpose of preserving tax benefits.

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
12.  Stock-Based Compensation
We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan. On May 16, 2014, our stockholders approved the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan (2014 Plan), which has a fungible share design in which each stock option will count as one share issued and each stock award will count as two shares issued. The 2014 Plan reserved 16 million shares or 32 million options for future grants and will terminate on May 31, 2019.  In addition, shares underlying any outstanding stock award or stock option grant canceled prior to vesting or exercise become available for use under the 2014 Plan. On May 21, 2014, the Company also approved an equity inducement award plan (2014 Equity Inducement Plan) which reserved 750,000 restricted stock units to grant to an incoming executive officer of the Company. Our prior 2012 Long-Term Incentive Plan (2012 Plan) terminated on May 16, 2014, except for outstanding awards, and all subsequent awards have been granted under the 2014 Plan or the 2014 Equity Inducement Plan. Under the terms of the

2014 Plan, all grants made after January 31, 2014 reduce the shares available for grant under the 2014 Plan. As of January 31, 2015, a maximum of 23.2 million shares of stock were available for future grant under the 2014 Plan.

Our stock option and restricted stock award grants have averaged about 2.3% of outstanding stock over the past three years. Authorized shares of the Company's common stock are used to settle the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-based Compensation Cost
The components of total stock-based compensation costs are as follows:

($ in millions)	2014	2013	2012
Stock awards	$20	$14	$33
Stock options	13	14	17
Total stock-based compensation(1)	$33	$28	$50

Total income tax benefit recognized for stock-based compensation arrangements	$—	$—	$19

(1)	Excludes $3 million, $18 million and $11 million for 2014, 2013 and 2012, respectively, of stock-based compensation costs reported in restructuring and management transition charges (Note 15).

Stock Options
The following table summarizes stock option activity during the year ended January 31, 2015:

	Shares (in thousands)	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)(1)
Outstanding at February 1, 2014	14,029	$36
Granted(2)	2,507	8
Exercised	—	—
Forfeited/canceled	(1,961)	33
Outstanding at January 31, 2015	14,575	32	4.4	$—
Exercisable at January 31, 2015	10,527	39	2.9	$—

(1)
The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year end. As of January 31, 2015, all outstanding stock options had an exercise price above the closing price of JCPenney common stock of $7.27.

(2)
All stock options granted during 2014 had a market condition related to achieving and maintaining a 50% or more increase in the Company's stock price over the grant date closing price for 20 consecutive days. The market condition must be met within four years of the grant date.

If all outstanding options were exercised, common stock outstanding would increase by 4.8%.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2014	2013	2012
Proceeds from stock options exercised	$—	$7	$71
Intrinsic value of stock options exercised	—	2	38
Tax benefit related to stock-based compensation	—	—	15
Excess tax benefits realized on stock-based compensation	—	—	12

As of January 31, 2015, we had $11 million of unrecognized and unearned compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized as expense over the remaining weighted-average vesting period of approximately two years.

Our weighted-average fair value of stock options at grant date was $3.78 in 2014, $7.15 in 2013 and $11.49 in 2012. We used the Monte Carlo simulation model in 2014 and the binomial lattice valuation model in 2013 and 2012 to determine the fair value of the stock options granted using the following assumptions:

	2014	2013	2012
Weighted-average expected option term	4.1 years	4.3 years	4.8 years
Weighted-average expected volatility	60.00%	62.00%	45.30%
Weighted-average risk-free interest rate	1.60%	0.64%	0.87%
Weighted-average expected dividend yield	—%	—%	1.40%
Expected dividend yield range	—%	—%	2.0% – 2.1%

Stock Awards
The following table summarizes our non-vested stock awards activity during the year ended January 31, 2015:

	Time-Based Stock Awards		Performance-Based Stock Awards
(shares in thousands)	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at February 1, 2014	1,357	$23	73	$7
Granted	6,289	8	497	6
Vested	(460)	18	(37)	7
Forfeited/canceled	(417)	12	—	—
Non-vested at January 31, 2015	6,769	10	533	7

As of January 31, 2015, we had $46 million of unrecognized compensation expense related to unearned employee stock awards, which will be recognized over the remaining weighted-average vesting period of approximately two years. The aggregate market value of shares vested during 2014, 2013 and 2012 was $4 million, $25 million and $26 million, respectively, compared to an aggregate grant date fair value of $9 million, $42 million and $29 million, respectively.

In addition to the grants above, on March 20, 2014, we granted approximately 2.3 million phantom units as part of our management incentive compensation plan, which are similar to RSUs in that the number of units granted was based on the price of our stock, but the units will be settled in cash based on the value of our stock on the vesting date, limited to $16.72 per phantom unit. The fair value of the awards is remeasured at each reporting period and was $7.27 per share as of January 31, 2015. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in Other liabilities in our unaudited Interim Consolidated Balance Sheets, of $6 million as of January 31, 2015.
13.  Leases and Note Payable

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

($ in millions)	2014	2013	2012
Real property base rent and straight-lined step rent expense	$233	$237	$240
Real property contingent rent expense (based on sales)	8	5	10
Personal property rent expense	53	65	67
Total rent expense	$294	$307	$317
Less: sublease income(1)	(13)	(16)	(16)
Net rent expense	$281	$291	$301

(1)	Sublease income is reported in Real estate and other, net.

As of January 31, 2015, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and capital leases, including our note payable, were as follows:

($ in millions)	Operating Leases
2015	$237
2016	216
2017	185
2018	153
2019	132
Thereafter	1,896
Less: sublease income	(39)
Total minimum lease payments	$2,780

($ in millions)	Capital Leases and Note Payable
2015	$33
2016	27
2017	10
2018	—
2019	—
Thereafter	—
Less: sublease income	—
Total minimum lease payments	70
Less: amounts representing interest	(4)
Present value of net minimum lease obligations	$66

14.  Retirement Benefit Plans

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

Curtailments
During the first half of 2012, we took actions to reduce our work force.  During the third quarter of 2012, when substantially all employee exits were completed, we recorded a net curtailment gain of $7 million due to the reduction in the expected years of future service related to our retirement benefit plans.  The net curtailment gain is included in the line item Restructuring and management transition in the Consolidated Statements of Operations (Note 16).  The curtailments resulted in reductions in the PBOs of our Primary Pension Plan, non-qualified supplemental plans and the postretirement health and welfare plan of $80 million, $13 million and $2 million, respectively.  As a result of these curtailments, the liabilities for our retirement benefit plans were remeasured as of September 30, 2012 using a discount rate of 4.25% compared to the year-end 2011 discount rate of 4.82%.  As a result of the remeasurements, the PBOs of our Primary Pension Plan and the non-qualified supplemental plans were increased by $166 million and $55 million, respectively, which was offset by a decrease in our PBO for our post-retirement health and welfare plan by $5 million.  As of September 30, 2012, the PBO’s of our Primary Pension Plan, non-qualified supplemental plans and postretirement health and welfare plan were $5,550 million, $300 million and $18 million, respectively.

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

The components of net periodic benefit expense/(income) for our Primary Pension Plan and our non-contributory supplemental pension plans are as follows:

($ in millions)
Primary Pension Plan	2014	2013	2012
Service cost	$61	$78	$87
Interest cost	211	204	242
Expected return on plan assets	(348)	(340)	(382)
Amortization of actuarial loss/(gain)	52	152	220
Amortization of prior service cost/(credit)	7	6	—
Settlement expense	—	—	148
Loss/(gain) on transfer of benefits	15	—	—
Net periodic benefit expense/(income)	$(2)	$100	$315

Supplemental Pension Plans
Service cost	$—	$—	$1
Interest cost	9	12	13
Amortization of actuarial loss/(gain)	14	24	23
Amortization of prior service cost/(credit)	—	1	1
Loss/(gain) on transfer of benefits	(15)	—	—
Net periodic benefit expense/(income)	$8	$37	$38

Primary and Supplemental Pension Plans Total
Service cost	$61	$78	$88
Interest cost	220	216	255
Expected return on plan assets	(348)	(340)	(382)
Amortization of actuarial loss/(gain)	66	176	243
Amortization of prior service cost/(credit)	7	7	1
Settlement charge	—	—	148
Loss/(gain) on transfer of benefits	—	—	—
Net periodic benefit expense/(income)	$6	$137	$353

The defined benefit plan pension expense shown in the above table is included as a separate line item in the Consolidated Statements of Operations.

During 2014, we transferred $56 million of supplemental pension plan benefits, as allowed under the Employee Retirement Income Security Act of 1974, out of our supplemental pension plans and into our Primary Pension Plan. The transfer did not have a significant impact on our Consolidated Financial Statements; however, it did result in a gain of $15 million for our supplemental pension plans and loss of $15 million for our Primary Pension Plan.

Assumptions
The weighted-average actuarial assumptions used to determine expense were as follows:

	2014	2013	2012
Expected return on plan assets	7.0%	7.0%	7.5%
Discount rate	4.89%	4.19%	4.82%	(1)
Salary increase	3.5%	4.7%	4.7%

(1)	The discount rate used was revised to 4.25% on the remeasurement date of September 30, 2012 as a result of the curtailments.

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

The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). For the 2011 year-end remeasurement, used to calculate 2012 expense, the discount rate used was based on an externally published yield curve determined by the plan’s actuary. The yield curve is a hypothetical AA yield curve represented by a series of bonds maturing from six months to 30 years, designed to match the corresponding pension benefit cash payments to retirees.  Beginning with the remeasurement on September 30, 2012, the discount rate used, determined by the plan actuary, was based on a hypothetical AA yield curve represented by a series of bonds maturing over the next 30 years, designed to match the corresponding pension benefit cash payments to retirees.

The salary progression rate to measure pension expense was based on age ranges and projected forward.

Funded Status
As of the end of 2014, the funded status of the Primary Pension Plan was 104%. The PBO is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Under the Employee Retirement Income Security Act of 1974 (ERISA), the funded status of the plan exceeded 100% as of December 31, 2014 and 2013, the qualified pension plan’s year end.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Primary Pension Plan and supplemental pension plans:

	Primary Pension Plan				Supplemental Plans
($ in millions)	2014		2013		2014		2013
Change in PBO
Beginning balance	$4,477		$5,042		$219		$303
Service cost	61		78		—		—
Interest cost	211		204		9		12
Amendments	20		17		—		(8)
Transfer of benefits	56		—		(56)		—
Actuarial loss/(gain)	818		(442)		39		(34)
Benefits (paid)	(389)		(422)		(20)		(54)
Balance at measurement date	$5,254		$4,477		$191		$219

Change in fair value of plan assets
Beginning balance	$5,140		$5,035		$—		$—
Company contributions	—		—		20		54
Actual return on assets(1)	723		527		—		—
Benefits (paid)	(389)		(422)		(20)		(54)
Balance at measurement date	$5,474		$5,140		$—		$—
Funded status of the plan	$220	(2)	$663	(2)	$(191)	(3)	$(219)	(3)

(1)	Includes plan administrative expenses.

(2)	Presented as Prepaid pension in the Consolidated Balance Sheets.

(3)
$16 million in 2014 and $44 million in 2013 were included in Other accounts payable and accrued expenses on the Consolidated Balance Sheets, and the remaining amounts were included in Other liabilities.

In 2014, the funded status of the Primary Pension Plan decreased by $443 million primarily due to a 102 basis point decline in our discount rate and the adoption of the RP-2014 mortality table and MP-2014 improvement scale issued by the Society of Actuaries in October 2014. The updated mortality assumptions used for the majority of the participants reflects longer life expectations and anticipated rates of improvement in life expectancy compared to previous mortality assumptions. The actual one-year return on pension plan assets at the measurement date was 15.1% in 2014, bringing the cumulative return since inception of the plan to 9.1%.

The following pre-tax amounts were recognized in Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of the end of 2014 and 2013:

	Primary Pension Plan			Supplemental Plans
($ in millions)	2014		2013	2014		2013
Net actuarial loss/(gain)	$1,331		$898	$110		$127
Prior service cost/(credit)	65		53	(4)		(6)
Total	$1,396	(1)	$951	$106	(1)	$121

(1)
In 2015, approximately $111 million for the Primary Pension Plan and $13 million for the supplemental plans are expected to be amortized from Accumulated other comprehensive income/(loss) into net periodic benefit expense/(income) included in Pension in the Consolidated Statement of Operations.

Assumptions to Determine Obligations
The weighted-average actuarial assumptions used to determine benefit obligations for each of the years below were as follows:

	2014	2013	2012
Discount rate	3.87%	4.89%	4.19%
Salary progression rate	3.5%	3.5%	4.7%

Accumulated Benefit Obligation (ABO)
The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for our Primary Pension Plan was $4.9 billion and $4.2 billion as of the end of 2014 and 2013, respectively. At the end of 2014, plan assets of $5.5 billion for the Primary Pension Plan were above the ABO. The ABO for our unfunded supplemental pension plans was $166 million and $200 million as of the end of 2014 and 2013, respectively.

Primary Pension Plan Asset Allocation
The target allocation ranges for each asset class as of the end of 2014 and the fair value of each asset class as a percent of the total fair value of pension plan assets were as follows:

	2014 Target	Plan Assets
Asset Class	Allocation Ranges	2014	2013
Equity	20% - 40%	29%	44%
Fixed income	50% - 60%	58%	42%
Real estate, cash and other investments	0% - 20%	13%	14%
Total		100%	100%

Asset Allocation Strategy
In 2009, we began implementing a liability-driven investment (LDI) strategy to lower the plan’s volatility risk and minimize the impact of interest rate changes on the plan funded status. The implementation of the LDI strategy is phased in over time by reallocating the plan’s assets more towards fixed income investments (i.e., debt securities) that are more closely matched in terms of duration to the plan liability. In 2014, we increased the plan’s target allocation to fixed income from 40% to 55%.
The plan’s asset portfolio is actively managed and primarily invested in fixed income balanced with investments in equity securities and other asset classes to maintain an efficient risk/return diversification profile. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity types. Equity diversification includes large-capitalization and small-capitalization companies, growth-oriented and value-oriented investments and U.S. and non-U.S. securities. Investment types, including high-yield debt securities, illiquid assets such as real estate, the use of derivatives and Company securities are set forth in written guidelines established for each investment manager and monitored by the plan’s management team. The plan’s asset allocation policy is designed to meet the plan’s future pension benefit obligations. Under the policy, asset classes are periodically reviewed and rebalanced as necessary, to ensure that the mix continues to be appropriate relative to established targets and ranges.
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

Fair Value of Primary Pension Plan Assets
The tables below provide the fair values of the Primary Pension Plan’s assets as of the end of 2014 and 2013, by major class of asset.

	Investments at Fair Value at January 31, 2015
($ in millions)	Level 1(1)	Level 2(1)	Level 3	Total
Assets
Cash	$10	$2	$—	$12
Common collective trusts	—	38	—	38
Cash and cash equivalents total	10	40	—	50
Common collective trusts – domestic	—	222	—	222
Common collective trusts – international	—	197	—	197
Equity securities – domestic	733	—	—	733
Equity securities – international	104	—	—	104
Private equity	—	—	281	281
Equity securities total	837	419	281	1,537
Common collective trusts	—	1,695	—	1,695
Corporate bonds	—	1,319	7	1,326
Swaps	—	415	—	415
Government securities	—	167	—	167
Corporate loans	—	69	5	74
Municipal bonds	—	66	—	66
Mortgage backed securities	—	5	—	5
Other fixed income	—	21	—	21
Fixed income total	—	3,757	12	3,769
Public REITs	100	—	—	100
Private real estate	—	20	153	173
Real estate total	100	20	153	273
Hedge funds	—	—	314	314
Other investments total	—	—	314	314
Total investment assets at fair value	$947	$4,236	$760	$5,943
Liabilities
Swaps	$—	$(428)	$—	$(428)
Other fixed income	(2)	(3)	—	(5)
Fixed income total	(2)	(431)	—	(433)
Total liabilities at fair value	$(2)	$(431)	$—	$(433)
Accounts payable, net				(36)
Total net assets				$5,474

(1)	There were no significant transfers in or out of level 1 or 2 investments.

	Investments at Fair Value at February 1, 2014
($ in millions)	Level 1(1)	Level 2(1)	Level 3	Total
Assets
Cash	$158	$—	$—	$158
Common collective trusts	—	32	—	32
Cash and cash equivalents total	158	32	—	190
Common collective trusts – domestic	—	224	—	224
Common collective trusts – international	—	335	—	335
Equity securities – domestic	1,206	—	—	1,206
Equity securities – international	197	6	—	203
Private equity	—	—	298	298
Equity securities total	1,403	565	298	2,266
Common collective trusts	—	1,099	—	1,099
Corporate bonds	—	838	11	849
Swaps	—	238	—	238
Municipal bonds	—	50	—	50
Mortgage backed securities	—	6	—	6
Corporate loans	—	27	6	33
Government securities	—	106	—	106
Other fixed income	1	12	—	13
Fixed income total	1	2,376	17	2,394
Public REITs	118	—	—	118
Private real estate	—	19	204	223
Real estate total	118	19	204	341
Hedge funds	—	—	153	153
Other investments total	—	—	153	153
Total investment assets at fair value	$1,680	$2,992	$672	$5,344
Liabilities
Swaps	$—	$(237)	$—	$(237)
Other fixed income	(2)	(2)	—	(4)
Fixed income total	(2)	(239)	—	(241)
Total liabilities at fair value	$(2)	$(239)	$—	$(241)
Accounts payable, net				37
Total net assets				$5,140

(1)	There were no significant transfers in or out of level 1 or 2 investments.

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

The following tables set forth a summary of changes in the fair value of the Primary Pension Plan’s level 3 investment assets:

	2014
($ in millions)	Private Equity	Real Estate	Corporate Loans	Corporate Bonds	Hedge Funds
Balance, beginning of year	$298	$204	$6	$11	$153
Transfers, net	—	—	—	—	—
Realized gains/(loss)	57	3	—	—	13
Unrealized (losses)/gains	(8)	17	—	(1)	(4)
Purchases and issuances	31	3	4	5	467
Sales, maturities and settlements	(97)	(74)	(5)	(8)	(315)
Balance, end of year	$281	$153	$5	$7	$314

	2013
($ in millions)	Private Equity	Real Estate	Corporate Loans	Corporate Bonds	Hedge Funds
Balance, beginning of year	$297	$231	$12	$10	$—
Realized gains/(loss)	38	5	—	—	—
Unrealized (losses)/gains	3	11	—	(1)	3
Purchases and issuances	33	4	2	2	150
Sales, maturities and settlements	(73)	(47)	(8)	—	—
Balance, end of year	$298	$204	$6	$11	$153

Contributions
Our policy with respect to funding the Primary Pension Plan is to fund at least the minimum required by ERISA rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Due to our past funding of the pension plan and overall positive growth in plan assets since plan inception, there will not be any required cash contribution for funding of plan assets in 2015 under ERISA, as amended by the Pension Protection Act of 2006.

Our contributions to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2015 are anticipated to be approximately $16 million. Benefits are paid in the form of five equal annual installments to participants and no election as to the form of benefit is provided for in the unfunded plans.  The following sets forth our estimated future benefit payments:

($ in millions)	Primary Plan Benefits	Supplemental Plan Benefits
2015	$388	$16
2016	333	44
2017	333	22
2018	334	15
2019	336	14
2020-2024	1,682	67

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

Postretirement Plan (Income)

($ in millions)	2014	2013	2012
Interest cost	$1	$1	$1
Amortization of actuarial loss/(gain)	(1)	(1)	(1)
Amortization of prior service cost/(credit)	(8)	(8)	(14)
Net periodic benefit expense/(income)	$(8)	$(8)	$(14)

The net periodic postretirement benefit is included in SG&A expenses in the Consolidated Statements of Operations. The discount rates used for the postretirement plan are the same as those used for the defined benefit plans, as disclosed on page 86 for all periods presented.

Funded Status
The table below provides a reconciliation of benefit obligations, plan assets and the funded status of the postretirement plan. The accumulated postretirement benefit obligation (APBO) is the present value of benefits earned to date by plan participants.

Obligations and Funded Status

($ in millions)	2014		2013
Change in APBO
Beginning balance	$15		$18
Interest cost	1		1
Participant contributions	9		13
Actuarial (gain)/loss	(3)		—
Benefits (paid)	(11)		(17)
Balance at measurement date	$11		$15
Change in fair value of plan assets
Beginning balance	$—		$—
Participant contributions	9		13
Company contributions	2		4
Benefits (paid)	(11)		(17)
Balance at measurement date	$—		$—
Funded status of the plan	$(11)	(1)	$(15)	(1)

(1)
Of the total accrued liability, $1 million for 2014 and $2 million for 2013 was included in Other accounts payable and accrued expenses in the Consolidated Balance Sheets, and the remaining amounts were included in Other liabilities.

The following pre-tax amounts were recognized in Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of the end of 2014 and 2013:

($ in millions)	2014		2013
Net actuarial loss/(gain)	$(8)		$(6)
Prior service cost/(credit)	(7)		(15)
Total	$(15)	(1)	$(21)

(1) In 2015, approximately $(1) million of net actuarial loss/(gain) and $(7) million of prior service cost/(credit) for the postretirement plan are expected to be amortized from Accumulated other comprehensive income/(loss) into net periodic postretirement benefit (income) included in SG&A in the Consolidated Statement of Operations.

Cash Contributions
The postretirement benefit plan is not funded and is not subject to any minimum regulatory funding requirements. We estimate that in 2015 we will contribute $1 million toward retiree medical premiums.

Estimated Future Benefit Payments

($ in millions)	Other Postretirement Benefits
2015	$1
2016	1
2017	1
2018	1
2019	1
2020-2024	5

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

In addition to the Savings Plan, we sponsor the Mirror Savings Plan, which is a non-qualified contributory unfunded defined contribution plan offered to certain management employees. This plan supplements retirement savings under the Savings Plan for eligible management employees who choose to participate in it. The plan’s investment options generally mirror the traditional Savings Plan investment options. As of the end of 2014, the unamortized pre-tax balance within Accumulated other comprehensive income/(loss) for the plan was $18 million. Similar to the supplemental retirement plans, the Mirror Savings Plan benefits are paid from our operating cash flow and cash investments.

The expense for these plans, which was predominantly included in SG&A expenses in the Consolidated Statements of Operations, was as follows:

($ in millions)	2014	2013	2012
Savings Plan – 401(k)	$37	$38	$43
Savings Plan – retirement account	13	11	11
Mirror Savings Plan	3	3	3
Total	$53	$52	$57

15.  Restructuring and Management Transition

The composition of restructuring and management transition charges was as follows:

				Cumulative Amount From Program Inception Through
($ in millions)	2014	2013	2012	2014
Supply chain	$—	$—	$19	$60
Home office and stores	45	48	109	247
Software and systems	—	—	36	36
Store fixtures	—	55	78	133
Management transition	16	37	41	224
Other	26	75	15	149
Total	$87	$215	$298	$849

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

Home office and stores
During 2014, 2013 and 2012, we recorded $45 million, $48 million and $109 million, respectively, of costs to reduce our store and home office expenses. During the nine months ended November 1, 2014, we recorded $15 million of charges for actions taken to reduce our home office and store expenses. In January 2015, we announced the closing of 40 department stores, and as a result, during the fourth quarter of 2014, we incurred charges of $20 million related to asset impairments and $1 million of employee termination benefit costs. Additionally, we incurred $9 million of other miscellaneous store restructuring costs during 2014.

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

In 2012, charges of $116 million associated with employee termination benefits for both store and home office associates were offset by a net curtailment gain of $7 million (Note 14) related to our retirement benefit plans, which was incurred during the third quarter of 2012 when substantially all employee exits related to 2012 were completed, for a net charge of $109 million.

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

Management transition
During 2014, 2013 and 2012, we implemented several changes within our management leadership team that resulted in management transition costs of $16 million, $37 million and $41 million, respectively, for both incoming and outgoing members of management.

Other
During 2014, 2013 and 2012, we recorded miscellaneous restructuring charges of $26 million, $75 million and $15 million, respectively. The charges during 2014 and 2013 were primarily related to contract termination costs and other costs associated with our previous marketing and shops strategy, including a non-cash charge of $36 million during the third quarter of 2013 related to the return of shares of Martha Stewart Living Omnimedia, Inc. (MSLO) previously acquired by the Company, which was accounted for as a cost investment. The 2012 charges were primarily related to the exit of our specialty websites CLAD™ and Gifting Grace™ and the closure of our Pittsburgh, Pennsylvania customer call center.

Activity for the restructuring and management transition liability for 2014 and 2013 was as follows:

($ in millions)	Supply Chain	Home Office and Stores	Store Fixtures	Management Transition	Other	Total
February 2, 2013	$2	$4	$—	$—	$12	$18
Charges	—	48	55	37	75	215
Cash payments	(2)	(29)	—	(18)	(19)	(68)
Non-cash	—	(23)	(55)	(16)	(38)	(132)
February 1, 2014	—	—	—	3	30	33
Charges	—	45	—	16	26	87
Cash payments	—	(8)	—	(16)	(38)	(62)
Non-cash	—	(28)	—	(3)	(1)	(32)
January 31, 2015	$—	$9	$—	$—	$17	$26

Non-cash amounts represent charges that do not result in cash expenditures including increased depreciation and write-off of store fixtures and IT software and systems, stock-based compensation and a non-cash charge for the return of shares of MSLO.

16.  Real Estate and Other, Net

Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits. In addition, during the first quarter of 2014, we formed a joint venture to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture) in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas. The new joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities will be recorded in Real estate and other, net.

The composition of Real estate and other, net was as follows:

($ in millions)	2014	2013		2012
Gain on sale or redemption of non-operating assets, net:
Sale or Redemption of Simon Property Group, L.P. (SPG) REIT units	$—	$(24)		$(200)
Sale of CBL & Associates Properties, Inc. (CBL) REIT shares	—	—		(15)
Sale of leveraged leases	—	—		(28)
Sale of investments in joint ventures	—	(85)		(151)
Sale of non-operating assets	(25)	(23)		(3)
Net gain on sale or redemption of non-operating assets	(25)	(132)		(397)
Dividend income from REITs	—	(1)		(6)
Investment income from home office land joint venture	(53)	—	—	—
Investment income from joint ventures	(1)	(6)		(11)
Net gain from sale of operating assets	(92)	(17)		—
Store impairments (Note 8)	30	18		26
Intangible asset impairment (Note 8)	—	9		—
Operating asset impairments	—	—		60
Other	(7)	(26)		4
Real estate and other (income)/expense, net	$(148)	$(155)		$(324)

Sale or Redemption of REIT Assets
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

See Note 11 for net unrealized gains on our REIT assets.

Sale of Leveraged Leases
During the third quarter of 2012, we sold all of our leveraged leases for $146 million, net of fees. The investments in the leveraged leases as of the dates of the sales were $118 million and were recorded in Other assets in the Consolidated Balance Sheets. In connection with the sales, we recorded a net gain of $28 million.

Sale of Investments in Joint Ventures
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

Sale of Non-operating Assets
During the fourth quarter of 2014, we sold two properties used in our former auto center operations and excess property adjacent to our home office facility not contributed to the Home Office Land Joint Venture for net proceeds of $7 million, resulting in net gains totaling $2 million.

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

Sale of Operating Assets
During the first quarter of 2014, we sold a former department store location with a net book value of $1 million for net proceeds of $2 million, realizing a gain of $1 million. During the third quarter of 2014, we sold three department store locations and recognized a net gain on a payment received from a landlord to terminate an existing lease prior to its original expiration date for total net proceeds of $66 million and a net gain of $90 million. During the fourth quarter of 2014, we sold one department store location for net proceeds of $2 million, resulting in a net gain of $1 million.

During the first quarter of 2013, we sold our leasehold interest of a former department store location with a net book value of $2 million for net proceeds of $18 million, realizing a gain of $16 million. During the second quarter of 2013, we sold two properties for total net proceeds and gain of $1 million.

Impairments
In 2014, store impairments totaled $30 million and related to 19 underperforming department stores that continued to operate (Note 8).

In 2013, store impairments totaled $18 million and related to 25 underperforming department stores that continued to operate. In addition, during the fourth quarter of 2013, we recorded a $9 million impairment charge for our ownership of the U.S. and Puerto Rico rights of the monet trade name (Note 8).

In 2012, store impairments totaled $26 million and related to 13 underperforming department stores that continued to operate. In addition, during the fourth quarter of 2012, we wrote off $60 million of store-related operating assets that were no longer being used in our operations.

Investment Income from Joint Ventures
During the second quarter of 2014, the Company recorded $43 million for our proportional share of net income from the Home Office Land Joint Venture and received an aggregate cash distribution of $51 million. During the fourth quarter of 2014, the Company recorded $10 million for our proportional share of net income from the Home Office Land Joint Venture and received an aggregate cash distribution of $7 million.

17.  Income Taxes

The components of our income tax expense/(benefit) were as follows:

($ in millions)	2014	2013	2012
Current
Federal and foreign	$12	$(16)	$(95)
State and local	8	(8)	79
Total current	20	(24)	(16)
Deferred
Federal and foreign	9	(428)	(465)
State and local	(6)	(46)	(70)
Total deferred	3	(474)	(535)
Total	$23	$(498)	$(551)

A reconciliation of the statutory federal income tax rate to our effective rate is as follows:

(percent of pre-tax income/(loss))	2014	2013	2012
Federal income tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State and local income tax, less federal income tax benefit	(4.2)	(4.1)	(3.7)
Increase in valuation allowance federal and state	41.6	28.6	4.3
Tax benefit resulting from OCI allocation	—	(16.1)	—
Tax effect of dividends on ESOP shares	—	—	(0.1)
Other, including permanent differences and credits	0.7	0.2	(1.4)
Effective tax rate	3.1%	(26.4)%	(35.9)%

Our deferred tax assets and liabilities were as follows:

($ in millions)	2014	2013
Assets
Merchandise inventory	$35	$49
Accrued vacation pay	24	28
Gift cards	76	69
Stock-based compensation	76	69
State taxes	25	36
Workers’ compensation/general liability	87	93
Accrued rent	35	32
Mirror savings plan	18	21
Net operating loss and tax credit carryforwards	1,100	918
Other	51	68
Total deferred tax assets	1,527	1,383
Valuation allowance	(784)	(304)
Total net deferred tax assets	743	1,079
Liabilities
Depreciation and amortization	(851)	(973)
Pension and other retiree obligations	(3)	(172)
Tax benefit transfers	(59)	(63)
Long-lived intangible assets	(21)	(13)
Total deferred tax liabilities	(934)	(1,221)
Total net deferred tax liabilities	$(191)	$(142)

Deferred tax assets and liabilities included in our Consolidated Balance Sheets were as follows:

($ in millions)	2014	2013
Other current assets	$172	$193
Other long-term liabilities	(363)	(335)
Total net deferred tax liabilities	$(191)	$(142)

As of January 31, 2015, a valuation allowance of $784 million has been recorded against our deferred tax assets. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards.

In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and Accumulated other comprehensive income/(loss). As a result, for the year ended February 1, 2014, we recorded a $303 million tax benefit in the Consolidated Statements of Operations offset by income tax expense on actuarial gains recorded in Other comprehensive income/(loss). For the year ended January 31, 2015, the company did not benefit any of its operating loss and incurred an actuarial loss in Other comprehensive income/(loss), the tax benefit on which was fully offset by a valuation allowance within Other comprehensive income/(loss).

For U.S. federal income tax purposes, we have $2.6 billion of gross NOL carryforwards that expire in 2032 through 2034 and $53 million of tax credit carryforwards that expire at various dates through 2034. These NOL carryforwards include an unrealized gross tax deduction of $23 million (tax effect $9 million) related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized.

These carryforwards have a potential to be used to offset future taxable income and reduce future cash tax liabilities by approximately $1.1 billion. The Company’s ability to utilize these carryforwards will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.
The Company’s ability to utilize NOL carryforwards could be further limited if it were to experience an “ownership change,” as defined in Section 382 of the Code and similar state provisions. An ownership change can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change generally limits the amount of NOL carryforwards a company could utilize in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

As discussed in Note 11, on January 27, 2014, the Board adopted the Amended Rights Agreement to help prevent acquisitions of the Company’s common stock that could result in an ownership change under Section 382 which helps preserve the Company’s ability to use its NOL and tax credit carryforwards. The Amended Rights Agreement was ratified by the shareholder vote on May 16, 2014 and remains effective through January 26, 2017. Approval required an affirmative vote of the shares of common stock present in person or by proxy at the Annual Meeting. At a later date, the Company’s Board of Directors may consider resubmitting the Amended Rights Agreement for stockholder approval of a subsequent term.

The Amended Rights Agreement is designed to prevent acquisitions of the Company’s common stock that would result in a stockholder owning 4.9% or more of the Company’s common stock (as calculated under Section 382), or any existing holder of 4.9% or more of the Company’s common stock acquiring additional shares, by substantially diluting the ownership interest of any such stockholder unless the stockholder obtains an exemption from the Board.

A reconciliation of unrecognized tax benefits is as follows:

($ in millions)	2014	2013	2012
Beginning balance	$70	$76	$110
Additions for tax positions of prior years	10	6	5
Reductions for tax positions of prior years	—	(1)	(11)
Settlements and effective settlements with tax authorities	(16)	(9)	(24)
Expirations of statute	(2)	(2)	(4)
Balance at end of year	$62	$70	$76

Unrecognized tax benefits included in our Consolidated Balance Sheets were as follows:

($ in millions)	2014	2013
Deferred taxes (current assets) (Note 3)	$49	$—
Accounts payable and accrued expenses (Note 6)	5	2
Other liabilities (Note 7)	8	68
Total	$62	$70

As of the end of 2014, 2013 and 2012, the unrecognized tax benefits balance included $36 million, $49 million and $54 million, respectively, that, if recognized, would be a benefit in the income tax provision after giving consideration to the offsetting effect of $13 million, $17 million and $19 million, respectively, related to the federal tax deduction of state taxes. The remaining amounts reflect tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Accrued interest and penalties related to unrecognized tax benefits included in income tax expense as of the end of 2014, 2013 and 2012 were $3 million, $6 million and $4 million, respectively.

We file income tax returns in U.S. federal and state jurisdictions and certain foreign jurisdictions. Our U.S. federal returns have been examined through 2012. We are audited by the taxing authorities of many states and certain foreign countries and are subject to examination by these taxing jurisdictions for years generally after 2008. The tax authorities may have the right to examine prior periods where federal and state NOL and tax credit carryforwards were generated, and make adjustments up to the amount of the NOL and credit carryforward amounts.

18.  Supplemental  Cash Flow Information

($ in millions)	2014	2013	2012
Supplemental cash flow information
Income taxes received/(paid), net	$(30)	$81	$202
Interest received/(paid), net	(401)	(414)	(230)
Supplemental non-cash investing and financing activity
Property contributed to joint venture	30	—	—
Increase/(decrease) in other accounts payable related to purchases of property and equipment	(14)	(29)	12
Financing costs withheld from proceeds of long-term debt	7	70	—
Purchase of property and equipment and software through capital leases and a note payable	3	4	129
Issuance costs withheld from proceeds of common stock issued	—	24	—
Return of shares of Martha Stewart Living Omnimedia, Inc. previously acquired by the Company	—	36	—

19.  Litigation,  Other Contingencies and Guarantees

Litigation
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against J. C. Penney Corporation, Inc. in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs sought primarily to prevent the Company from implementing our partnership agreement with MSLO as it related to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories.  On January 2, 2014, MSLO and Macy's announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant. On June 16, 2014, the Court issued a ruling against JCPenney on the remaining claim of intentional interference, and held that Macy’s is not entitled to punitive damages.  The Court referred other issues related to damages to a Judicial Hearing Officer.  On June 30, 2014, JCPenney appealed the Court’s decision, and Macy’s cross-appealed a portion of the decision.  On February 26, 2015, the appellate court affirmed the trial court's rulings concerning one claim of intentional interference and lack of punitive damages, and reinstated Macy's claims for intentional interference and unfair competition that had been dismissed during trial. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Other Legal Proceedings
We are subject to various other legal and governmental proceedings involving routine litigation incidental to our business. Reserves have been established based on our best estimates of our potential liability in certain of these matters. These estimates were developed in consultation with in-house and outside counsel. Legal fees are accrued as incurred when the legal services are provided. While no assurance can be given as to the ultimate outcome of these matters, management believes that the final resolution of these actions, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Contingencies
As of January 31, 2015, we estimated our total potential environmental liabilities to range from $20 million to $25 million and recorded our best estimate of $22 million in Other accounts payable and accrued expenses and Other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Guarantees
In January 2015, we were released of our guarantee totaling $20 million for the maximum exposure on insurance reserves established by a former subsidiary included in the sale of our Direct Marketing Services business.

In connection with the sale of the operations of our outlet stores, we assigned leases on certain outlet store locations to the purchaser.  In the event that the purchaser fails to make the required lease payments, we continue for a period of time to be liable for lease payments to the landlords of several of the leased stores. The purchaser's obligations under the lease are guaranteed to us by certain principals and affiliates of the purchaser. However, the purchaser has elected to exit the outlet business and is attempting to terminate the leases with the landlords. Consequently, we expect that our continuing obligations under each lease will be extinguished in connection with each termination. As of January 31, 2015, our maximum liability in connection with the assigned leases is $4 million.
20.  Quarterly Results of Operations (Unaudited)

The following is a summary of our quarterly unaudited consolidated results of operations for 2014 and 2013:

2014
($ in millions, except EPS)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Total net sales	$2,801	$2,799		$2,764		$3,893
Gross margin	926	1,008		1,013		1,314
SG&A expenses	1,009	964		988		1,032
Restructuring and management transition(1)	22	5		12		48
Net income/(loss)(2)	(352)	(172)		(188)		(59)
Diluted earnings/(loss) per share(3)	$(1.15)	$(0.56)		$(0.62)		$(0.19)
2013
($ in millions, except EPS)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Total net sales	$2,635	$2,663		$2,779		$3,782
Gross margin	812	787		819		1,074	(4)
SG&A expenses	1,078	1,026		1,006		1,004
Restructuring and management transition(5)	72	47		46		50
Net income/(loss)	(348)	(586)	(6)	(489)	(6)	35	(6)
Diluted earnings/(loss) per share(3)	$(1.58)	$(2.66)		$(1.94)		$0.11

(1)	Restructuring and management transition charges (Note 15) by quarter for 2014 consisted of the following:

($ in million)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Home office and stores	$12	$—	$3	$30
Management transition	7	1	7	1
Other	3	4	2	17
Total	$22	$5	$12	$48

(2)
The first, second, third and fourth quarters of 2014 contained increases to our tax valuation allowance of $120 million, $28 million, $107 million and $56 million, respectively. The first, second, third and fourth quarters of 2014 contained gains from non-operating assets sales (Note 16) of $12 million, $9 million, $2 million and $2 million, respectively. The fourth quarter of 2014 includes $30 million of store impairments charges recorded in Real estate and other, net (Note 16).

(3)	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(4)	Includes a negative impact of $72 million related to the discontinuation of brands that are not part of our go-forward merchandising strategy.

(5)	Restructuring and management transition charges (Note 15) by quarter for 2013 consisted of the following:

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Home office and stores	$28	$4	$(6)	$22
Store fixtures	28	17	10	—
Management transition	16	13	3	5
Other	—	13	39	23
Total	$72	$47	$46	$50

(6)
The second and third quarters of 2013 contained increases to our tax valuation allowance of $218 million and $184 million, respectively and a decrease of $178 million to our valuation allowance in the fourth quarter. The second, third and fourth quarters of 2013 contained gains from non-operating assets sales (Note 16) of $62 million, $24 million and $46 million, respectively. The fourth quarter of 2013 includes $12 million of store impairments charges and a $9 million impairment to our monet trade name recorded in Real estate and other, net (Note 16) Additionally, during the fourth quarter of 2013 we recognized a tax benefit of $270 million from income related to actuarial gains included in other comprehensive income. This tax benefit was offset by tax expense recorded for such gains in other comprehensive income.

Exhibit Index

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
2.1	Agreement and Plan of Merger dated as of January 23, 2002, between JCP and Company	8-K	001-15274	2	1/28/2002
3.1	Restated Certificate of Incorporation of the Company, as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	Bylaws of the Company, as amended to July 23, 2013	8-K	001-15274	3.1	7/26/2013
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
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

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
4.10	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Institution) to Indenture dated as of April 1, 1994	10-Q	001-15274	4	9/6/2002
4.11	Indenture, dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and Wilmington Trust, National Association	8-K	001-15274	4.1	9/15/2014
4.12	First Supplemental Indenture (including the form of Note), dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., and Wilmington Trust, National Association	8-K	001-15274	4.2	9/15/2014
4.13	Warrant Purchase Agreement dated June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.1	6/14/2011
4.14	Warrant dated as of June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.2	6/14/2011
4.15	Amended and Restated Rights Agreement, dated as of January 27, 2014, by and between J. C. Penney Company, Inc. and Computershare Inc., as Rights Agent	8-K	001-15274	4.1	1/28/2014
10.1	Credit and Guaranty Agreement, dated as of May 22, 2013, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto, the financial institutions party thereto as lenders, Goldman Sachs Bank USA, as administrative agent, collateral agent and lead arranger, the other joint arrangers and joint bookrunners party thereto and the other agents party thereto	10-Q	001-15274	10.3	9/10/2013
10.2	Pledge and Security Agreement, dated as of May 22, 2013, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Goldman Sachs Bank USA, as collateral agent	10-Q	001-15274	10.4	9/10/2013
10.3	Intercreditor and Collateral Cooperation Agreement, dated as of May 22, 2013, among JPMorgan Chase Bank, N.A., as representative with respect to the ABL credit agreement, Goldman Sachs Bank USA, as representative with respect to the term loan agreement, J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and the subsidiary guarantors party thereto	10-Q	001-15274	10.5	9/10/2013
10.4
Representative Joinder Agreement No. 1 dated as of June 20, 2014 to the Intercreditor and Collateral Agreement dated as of May 22, 2013, among JPMorgan Chase Bank, N. A., as existing representative with respect to the ABL credit Agreement, Goldman Sachs Bank USA, as representative with respect to the term loan agreement, J. C. Penney Corporation, Inc. and each of the other grantors party thereto
						†
10.5	Credit Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Revolving Agent and Swingline Lender, Bank of America, N.A., as Term Agent, Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Collateral Agents and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	6/23/2014
10.6	Guarantee and Collateral Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and Wells Fargo Bank, National Association, as Administrative Agent	8-K	001-15274	10.2	6/23/2014
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
		10-K	001-15274	10(i)(e)	4/8/2004
10.8	Stock Purchase Agreement dated as of April 4, 2004, among J. C. Penney Company, Inc., TDI Consolidated Corporation, and The Jean Coutu Group (PJC) Inc.	10-K	001-15274	10(i)(f)	4/8/2004
10.9	Amendment and Waiver No. 1 to Asset Purchase Agreement dated as of July 30, 2004, among CVS Pharmacy, Inc., CVS Corporation, J. C. Penney Company, Inc., Eckerd Corporation, Thrift Drug, Inc., Genovese Drug Stores, Inc., and Eckerd Fleet, Inc.	10-Q	001-15274	10.1	9/8/2004
10.10	First Amendment to Stock Purchase Agreement dated as of July 30, 2004, among The Jean Coutu Group (PJC) Inc., J. C. Penney Company, Inc., and TDI Consolidated Corporation	10-Q	001-15274	10.2	9/8/2004
10.11	CN Rescission Agreement dated as of August 25, 2004, among CVS Corporation, CVS Pharmacy, Inc., certain CVS affiliates, and J.C. Penney Company, Inc.	10-Q	001-15274	10.3	9/8/2004
10.12	Consumer Credit Card Program Agreement by and between JCP and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	11/6/2009
10.13	First Amendment, dated as of October 29, 2010, to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	10/29/2010
10.14	Second Amendment dated as of January 30, 2013 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009 and as amended by the First Amendment thereto dated as of October 29, 2010	8-K	001-15274	10.1	2/4/2013
10.15	Third Amendment dated as of October 11, 2013 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010 and the Second Amendment thereto dated as of January 30, 2013	8-K	001-15274	10.1	10/15/2013
10.16	Fourth Amendment dated February 25, 2014 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013 and the Third Amendment thereto dated October 11, 2013	10-Q	001-15274	10.1	6/3/2014
10.17	Registration Rights Agreement dated August 13, 2013, among J. C. Penney Company, Inc., Pershing Square Capital Management, L.P., PS Management GP, LLC, Pershing Square GP, LLC, William A. Ackman and certain affiliated Pershing Square funds	8-K	001-15274	10.1	8/16/2013
10.18**	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan	10-K	001-00777	10(k)	4/24/1989
10.19**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	001-00777	B	4/20/1993
10.20**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	4/18/1995
10.21**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	4/25/1990
10.22**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	4/11/1997
10.23**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	4/11/2001
10.24**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan, as amended through 12/10/2008	10-K	001-15274	10.65	3/31/2009

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.25**	J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/31/2009
10.26**	J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/28/2012
10.27**	2014 J. C. Penney Company, Inc. Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/21/2014
10.28**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated effective July 1, 2007	10-Q	001-15274	10.1	9/12/2007
10.29**	Form of Notice of Grant of Stock Option(s) under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.3	2/15/2005
10.30**	Form of Director’s election to receive all/portion of annual cash retainer in J. C. Penney Company, Inc. common stock (J. C. Penney Company, Inc. 2001 Equity Compensation Plan)	8-K	001-15274	10.4	2/15/2005
10.31**	Form of Notice of Restricted Stock Award – Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	2/15/2005
10.32**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	5/24/2005
10.33**	Form of Notice of Grant of Stock Option(s), Special Stock Option Grant under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	5/31/2005
10.34**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005
10.35**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	9/26/2007
10.36**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective December 3, 2013	10-Q	001-15274	10.3	12/5/2013
10.37**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.4	3/27/2006
10.38**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	5/19/2006
10.39**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	5/19/2006
10.40**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	2/15/2005
10.41**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.3	5/19/2006
10.42**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	5/19/2006
10.43**	Form of Notice of Grant of Stock Options for Executive Officers subject to Executive Termination Pay Agreements under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	8/7/2006
10.44**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/15/2007
10.45**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/7/2008
10.46**	JCP Change in Control Plan, as amended and restated effective March 27, 2008	8-K	001-15274	10.1	4/2/2008
10.47**	JCP 2009 Change in Control Plan	10-K	001-15274	10.60	3/31/2009

		Incorporated by Reference
						Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.48**	J. C. Penney Corporation, Inc. Change in Control Plan, effective January 10, 2011	8-K	001-15274	10.1	6/14/2011
10.49**	Form of Indemnification Trust Agreement between JCP and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended March 30, 1987	Def. Proxy Stmt.	001-00777	Exhibit 1 to Exhibit B	4/24/1987
10.50**	Second Amendment to Indemnification Trust Agreement between JCP and JPMorgan Chase Bank, effective as of January 27, 2002	10-K	001-15274	10.53	3/31/2009
10.51**	Third Amendment to Indemnification Trust Agreement between Company, JCP and JPMorgan Chase Bank, effective as of June 1, 2008	10-Q	001-15274	10.2	9/10/2008
10.52**	Form of Indemnification Agreement between Company, JCP and individual Indemnities, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	4/25/2002
10.53**	Special Rules for Reimbursements Subject to Code Section 409A under Indemnification Agreement between Company, JCP and individual Indemnities, adopted December 9, 2008	10-K	001-15274	10.56	3/31/2009
10.54**	JCP Mirror Savings Plan, amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.60	3/31/2009
10.55**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008 and as further amended through December 10, 2008	10-K	001-15274	10.62	3/31/2009
10.56**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.2	9/9/2009
10.57**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.3	9/9/2009
10.58**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.4	9/9/2009
10.59**	J. C. Penney Corporation, Inc., Management Incentive Compensation Program, effective January 30, 2011	8-K	001-15274	10.1	1/10/2011
10.60**	Letter Agreement between J. C. Penney Company, Inc. and Edward J. Record	8-K	001-15274	10.1	2/18/2014
10.61**	Notice of Restricted Stock Unit Grant for Edward J. Record					†
10.62**	Letter Agreement dated October 10, 2014 between J. C. Penney Company, Inc. and Marvin R. Ellison	8-K	001-15274	10.1	10/14/2014
10.63**	Form of Executive Termination Pay Agreement between J. C. Penney Company, Inc. and Marvin R. Ellison	8-K	001-15274	10.2	10/14/2014
10.64**	Notice of Restricted Stock Unit Grant for Marvin R. Ellison					†
10.65**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.80	3/20/2013
10.66**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.81	3/20/2013
10.67**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.82	3/20/2013
10.68**	Form of Notice of 2013 Performance Unit Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.1	4/4/2013
10.69**	Form of Notice of 2014 Performance-Contingent Stock Option Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan for Myron E. Ullman, III	8-K	001-15274	10.1	3/24/2014
10.70**	Form of Notice of 2014 Performance-Contingent Stock Option Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.2	3/24/2014
10.71**	Form of Notice of 2014 Performance-Based Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.3	3/24/2014

Incorporated by Reference
Filed (†)
			SEC		Filing	Herewith
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
12	Computation of Ratios of Earnings to Fixed Charges					†
21	Subsidiaries of the Registrant					†
23	Consent of Independent Registered Public Accounting Firm					†
24	Power of Attorney					†
31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

** Indicates a management contract or compensatory plan or arrangement.