Form 10-Q
period 2015-05-02
J C PENNEY CO INC
filed 2015-06-04
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 305,429,334 shares of Common Stock of 50 cents par value, as of June 1, 2015.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended May 2, 2015

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	May 2, 2015	May 3, 2014
Total net sales	$2,857	$2,801
Cost of goods sold	1,816	1,875
Gross margin	1,041	926
Operating expenses/(income):
Selling, general and administrative (SG&A)	965	1,009
Pension	10	1
Depreciation and amortization	154	158
Real estate and other, net	(35)	(17)
Restructuring and management transition	22	22
Total operating expenses	1,116	1,173
Operating income/(loss)	(75)	(247)
Net interest expense	98	97
Income/(loss) before income taxes	(173)	(344)
Income tax expense/(benefit)	(6)	8
Net income/(loss)	$(167)	$(352)
Earnings/(loss) per share:
Basic	$(0.55)	$(1.15)
Diluted	$(0.55)	$(1.15)
Weighted average shares – basic	305.5	305.0
Weighted average shares – diluted	305.5	305.0
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended
($ in millions)	May 2, 2015	May 3, 2014
Net income/(loss)	$(167)	$(352)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	17	11
Reclassification for amortization of prior service (credit)/cost	—	(1)
Total other comprehensive income/(loss), net of tax	17	10
Total comprehensive income/(loss), net of tax	$(150)	$(342)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	May 2, 2015	May 3, 2014	January 31, 2015
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$175	$176	$119
Cash short-term investments	869	994	1,199
Cash and cash equivalents	1,044	1,170	1,318
Merchandise inventory	2,811	2,835	2,652
Deferred taxes	176	178	172
Prepaid expenses and other	226	212	189
Total current assets	4,257	4,395	4,331
Property and equipment (net of accumulated depreciation of $3,669, $3,439 and $3,617)	5,049	5,510	5,148
Prepaid pension	243	682	220
Other assets	690	705	705
Total Assets	$10,239	$11,292	$10,404
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,063	$841	$997
Other accounts payable and accrued expenses	1,028	1,087	1,103
Short-term borrowings	—	650	—
Current portion of capital leases and note payable	40	30	28
Current maturities of long-term debt	28	23	28
Total current liabilities	2,159	2,631	2,156
Long-term capital leases and note payable	22	57	38
Long-term debt	5,315	4,834	5,322
Deferred taxes	369	365	363
Other liabilities	599	652	611
Total Liabilities	8,464	8,539	8,490
Stockholders’ Equity
Common stock(1)	153	152	152
Additional paid-in capital	4,616	4,579	4,606
Reinvested earnings/(accumulated deficit)	(1,946)	(1,360)	(1,779)
Accumulated other comprehensive income/(loss)	(1,048)	(618)	(1,065)
Total Stockholders’ Equity	1,775	2,753	1,914
Total Liabilities and Stockholders’ Equity	$10,239	$11,292	$10,404

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 305.3 million, 304.8 million and 304.9 million as of May 2, 2015, May 3, 2014 and January 31, 2015, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
($ in millions)	May 2, 2015	May 3, 2014
Cash flows from operating activities
Net income/(loss)	$(167)	$(352)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	3	2
Asset impairments and other charges	1	2
Net gain on sale of non-operating assets	(2)	(12)
Net gain on sale of operating assets	(8)	(1)
Depreciation and amortization	154	158
Benefit plans	4	(9)
Stock-based compensation	10	7
Deferred taxes	(11)	(5)
Change in cash from:
Inventory	(159)	100
Prepaid expenses and other assets	(37)	(27)
Merchandise accounts payable	66	(107)
Current income taxes	4	10
Accrued expenses and other	(84)	(37)
Net cash provided by/(used in) operating activities	(226)	(271)
Cash flows from investing activities
Capital expenditures	(46)	(80)
Net proceeds from sale of non-operating assets	6	15
Net proceeds from sale of operating assets	5	2
Net cash provided by/(used in) investing activities	(35)	(63)
Cash flows from financing activities
Payments of capital leases and note payable	(5)	(5)
Payments of long-term debt	(6)	(5)
Tax withholding payments for vested restricted stock	(2)	(1)
Net cash provided by/(used in) financing activities	(13)	(11)
Net increase/(decrease) in cash and cash equivalents	(274)	(345)
Cash and cash equivalents at beginning of period	1,318	1,515
Cash and cash equivalents at end of period	$1,044	$1,170

Supplemental cash flow information
Income taxes received/(paid), net	—	(3)
Interest received/(paid), net	(126)	(126)
Supplemental non-cash investing and financing activity
Property contributed to joint venture	—	30
Increase/(decrease) in other accounts payable related to purchases of property and equipment	11	1

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
These unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying unaudited Interim Consolidated Financial Statements, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (2014 Form 10-K). We follow substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2014 Form 10-K. The January 31, 2015 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2014 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended May 2, 2015” and “three months ended May 3, 2014” refer to the 13-week periods ended May 2, 2015 and May 3, 2014, respectively. Fiscal years 2015 and 2014 contain 52 weeks.
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

2. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended
(in millions, except per share data)	May 2, 2015	May 3, 2014
Earnings/(loss)
Net income/(loss)	$(167)	$(352)
Shares
Weighted average common shares outstanding (basic shares)	305.5	305.0
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—
Weighted average shares assuming dilution (diluted shares)	305.5	305.0
EPS
Basic	$(0.55)	$(1.15)
Diluted	$(0.55)	$(1.15)
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended
(Shares in millions)	May 2, 2015	May 3, 2014
Stock options, restricted stock awards and warrant	31.6	24.7
3. Credit Facility
On June 20, 2014, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into a $2,350 million asset-based senior credit facility (2014 Credit Facility), comprised of a $1,850 million revolving line of credit (Revolving Facility) and a $500 million term loan (2014 Term Loan). As of the end of the first quarter of 2015, we had $496 million outstanding on the 2014 Term Loan and no borrowings outstanding under the Revolving Facility. In addition, as of the end of the first quarter of 2015, based on our borrowing base, we had $1,529 million available for borrowing, of which $318 million was reserved for outstanding standby and import letters of credit, none of which have been drawn on, leaving $1,211 million for future borrowings. The applicable rate for standby and import letters of credit was 2.50% and 1.25%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Facility.
4. Fair Value Disclosures

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	May 2, 2015		May 3, 2014		January 31, 2015
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current maturities	$5,343	$5,028	$4,857	$4,363	$5,350	$4,834
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of May 2, 2015, May 3, 2014 and January 31, 2015, the fair values of cash and cash equivalents, accounts payable and short-term borrowings approximated their carrying values due to the short-term nature of these instruments. In addition, the fair values of capital lease commitments and the note payable approximated their carrying values. These items have been excluded from the table above.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.
5. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the three months ended May 2, 2015:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
January 31, 2015	304.9	$152	$4,606	$(1,779)	$(1,065)	$1,914
Net income/(loss)	—	—	—	(167)	—	(167)
Other comprehensive income/(loss)	—	—	—	—	17	17
Stock-based compensation	0.6	1	10	—	—	11
May 2, 2015	305.5	$153	$4,616	$(1,946)	$(1,048)	$1,775

Comprehensive Income
The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	Three Months Ended
	May 2, 2015			May 3, 2014
($ in millions)	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	$29	$(12)	$17	$17	$(6)	$11
Reclassification for amortization of prior service (credit)/cost	—	—	—	(1)	—	(1)
Total	$29	$(12)	$17	$16	$(6)	$10
The following table shows the changes in accumulated other comprehensive income/(loss) balances for the three months ended May 2, 2015:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Accumulated Other Comprehensive Income/(Loss)
January 31, 2015	$(1,023)	$(40)	$(2)	$(1,065)
Amounts reclassified from accumulated other comprehensive income	17	—	—	17
May 2, 2015	$(1,006)	$(40)	$(2)	$(1,048)

Reclassifications out of accumulated other comprehensive income/(loss) are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)		Line Item in the Unaudited Interim Consolidated Statements of Operations
	Three Months Ended
($ in millions)	May 2, 2015	May 3, 2014
Amortization of retirement benefit plans
Actuarial loss/(gain)(1)	$29	$17	Pension
Prior service cost/(credit)(1)	2	1	Pension
Prior service cost/(credit)(1)	(2)	(2)	SG&A
Tax (expense)/benefit	(12)	(6)	Income tax expense/(benefit)
Total, net of tax	17	10
Total reclassifications	$17	$10

(1)	These accumulated other comprehensive income/(loss) components are included in the computation of net periodic benefit expense/(income). See Note 7 for additional details.
6. Stock-Based Compensation
We grant stock-based compensation awards to employees and non-employee directors under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan (2014 Plan). As of May 2, 2015, a maximum of 11.0 million shares of stock were available for future grant under the 2014 Plan.
Stock-based compensation expense for the three months ended May 2, 2015 and May 3, 2014 was $15 million and $10 million, respectively. Through the first three months of 2015, the Company granted the following stock-based compensation awards:

	Restricted Stock Units (RSU)		Stock Options		Weighted Average Grant Date Fair Value
Grant Date	Time-based	Performance-based	Time-based	Weighted Average Exercise Price
March 3, 2015	28,554	—	—	$—	$7.88
March 19, 2015	2,135,177	1,534,754	4,294,885	$7.77	$5.36
Total	2,163,731	1,534,754	4,294,885	$7.77	$5.36

Performance-based awards that ultimately vest are dependent on market performance targets measured by the achievement of internal profitability targets for 2015 through 2017 (performance condition).

In addition to the grants above, on March 19, 2015, we granted approximately 2.5 million phantom units as part of our management incentive compensation plan, which are similar to RSUs in that the number of units granted was based on the price of our stock, but the units will be settled in cash based on the value of our stock on the vesting date, up to a maximum of $15.54 per phantom unit. The fair value of the awards is remeasured at each reporting period and was $8.43 per share as of May 2, 2015. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in Other liabilities in our unaudited Interim Consolidated Balance Sheets.

7. Retirement Benefit Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan), non-contributory supplemental pension plans and contributory postretirement health and welfare plan were as follows:

	Three Months Ended
($ in millions)	May 2, 2015	May 3, 2014
Primary Pension Plan
Service cost	$17	$15
Interest cost	49	53
Expected return on plan assets	(89)	(87)
Amortization of actuarial loss/(gain)	26	13
Amortization of prior service cost/(credit)	2	1
Net periodic benefit expense/(income)	$5	$(5)

Supplemental Pension Plans
Service cost	$—	$—
Interest cost	2	2
Amortization of actuarial loss/(gain)	3	4
Amortization of prior service cost/(credit)	—	—
Net periodic benefit expense/(income)	$5	$6

Primary and Supplemental Pension Plans Total
Service cost	$17	$15
Interest cost	51	55
Expected return on plan assets	(89)	(87)
Amortization of actuarial loss/(gain)	29	17
Amortization of prior service cost/(credit)	2	1
Net periodic benefit expense/(income)	$10	$1

Postretirement Health and Welfare Plan
Service cost	$—	$—
Interest cost	—	—
Amortization of actuarial loss/(gain)	—	—
Amortization of prior service cost/(credit)	(2)	(2)
Net periodic benefit expense/(income)	$(2)	$(2)

Retirement Benefit Plans Total
Service cost	$17	$15
Interest cost	51	55
Expected return on plan assets	(89)	(87)
Amortization of actuarial loss/(gain)	29	17
Amortization of prior service cost/(credit)	—	(1)
Net periodic benefit expense/(income)	$8	$(1)
Net periodic benefit expense/(income) for our noncontributory postretirement health and welfare plan was predominantly included in SG&A expense in the unaudited Interim Consolidated Statements of Operations.

Defined Contribution Plans
Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain members of management. Total expense for our defined contribution plans for each of the first quarters of 2015 and 2014 was $13 million and $13 million, respectively, and was predominantly included in SG&A expenses in the unaudited Interim Consolidated Statements of Operations.
8. Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Cumulative Amount From Program Inception Through May 2, 2015
($ in millions)	May 2, 2015	May 3, 2014
Home office and stores	$14	$12	$261
Management transition	6	7	230
Other	2	3	151
Total	$22	$22	$642

Home Office and Stores
During the three months ended May 2, 2015 and May 3, 2014, we recorded $14 million and $12 million, respectively, of charges for actions taken to reduce our home office and store expenses. In January 2015, we announced the closing of 40 department stores, and as a result, during the first quarter of 2015, we incurred charges of $14 million related to employee termination benefits and lease termination costs associated with the closure of 35 of the 40 stores.

Last year we also closed stores as part of our turnaround efforts. During the first quarter of 2014, we incurred charges of $12 million for employee termination benefits and lease termination costs associated with the closure of 31 of the 33 stores that closed during 2014.
Management Transition
During the three months ended May 2, 2015 and May 3, 2014, we implemented changes within our management leadership team that resulted in management transition costs of $6 million and $7 million, respectively, for both incoming and outgoing members of management.
Other
During the three months ended May 2, 2015 and May 3, 2014, we recorded $2 million and $3 million, respectively, of miscellaneous restructuring charges. The 2015 charges were related to costs associated with the closure of our Sumner, Washington store merchandise distribution center. The 2014 charges were primarily related to contract termination costs associated with our previous shops strategy.

Activity for the restructuring and management transition liability for the three months ended May 2, 2015 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
January 31, 2015	$9	$—	$17	$26
Charges	14	6	2	22
Cash payments	(6)	(4)	(3)	(13)
Non-cash	—	(2)	(1)	(3)
May 2, 2015	$17	$—	$15	$32
The non-cash amounts represent charges primarily for stock-based compensation expense in conjunction with accelerated vesting related to terminations and for the write-off of store merchandise distribution center fixtures.

9. Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into a joint venture in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture). The new joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net. For the three months ended May 2, 2015 and May 3, 2014, Real estate and other, net was income of $35 million and $17 million, respectively. Real estate and other, net was comprised primarily of sales of non-operating and operating assets and our proportional share of net income from the Home Office Land Joint Venture as detailed below.
Non-Operating Assets
During the first quarter of 2015, we sold two properties used in our former auto center operations and two former outlet store locations for net proceeds of $6 million, resulting in net gains totaling $2 million.

During the first quarter of 2014, we sold four properties used in our former auto center operations and excess property adjacent to our home office facility not contributed to the Home Office Land Joint Venture for net proceeds of $15 million, resulting in net gains totaling $12 million.
Operating Assets
During the first quarter of 2015, we sold a former furniture store location and recognized a net gain on payments received from landlords to terminate two existing leases prior to the original expiration date for net proceeds of $5 million, realizing a net gain of $8 million.

During the first quarter of 2014, we sold a former department store location with a net book value of $1 million for net proceeds of $2 million, realizing a gain of $1 million.

Other
During the first quarter of 2015, the Company recorded $22 million for our proportional share of net income from the Home Office Land Joint Venture and received an aggregate cash distribution of $22 million.
10. Income Taxes
Income taxes for the three months ended May 2, 2015 was a benefit of $6 million compared to an expense of $8 million for the three months ended May 3, 2014. The effective tax rate for the three months ended May 2, 2015 was (3.5)% as compared to 2.3% for the three months ended May 3, 2014. Our effective tax rate for the three months ended May 2, 2015 was impacted by a net increase to the tax valuation allowance for deferred tax assets of $44 million.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring carryforwards. Accordingly, in the first quarter of 2015, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in net operating loss (NOL) carryforwards. A valuation allowance of $828 million has been recorded against our deferred tax assets as of May 2, 2015, which resulted in an increase to the valuation allowance during the quarter ended May 2, 2015 of $44 million.

The net tax benefit of $6 million for the three months ended May 2, 2015 consisted of state and foreign tax expenses of $4 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $12 million benefit relating to other comprehensive income. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of an income tax benefit of $12 million in operating results, offset by a $12 million charge to other comprehensive income for the quarter.
As of May 2, 2015, we have approximately $2.7 billion of net operating losses available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $53 million of tax credit carryforwards that expire at various dates through 2034. For these NOL and tax credit carryforwards a net deferred tax asset of $325 million has been recorded, net of a valuation allowance of $622 million. A valuation allowance of $206 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034.
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
Contingencies
As of May 2, 2015, we estimated our total potential environmental liabilities to range from $19 million to $25 million and recorded our best estimate of $22 million in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Guarantees
In connection with the sale of the operations of our outlet stores, we assigned leases on certain outlet store locations to the purchaser.  In the event that the purchaser fails to make the required lease payments, we continue for a period of time to be liable for lease payments to the landlords of several of the leased stores. The purchaser's obligations under the lease are guaranteed to us by certain principals and affiliates of the purchaser. However, the purchaser has elected to exit the outlet business and has successfully negotiated termination of all but two of the leases with the landlords. As of May 2, 2015, our maximum liability in connection with the assigned leases was $3 million.
12. Effect of New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company's financial statements and related disclosures.
13. Subsequent Event
Subsequent to the end of the first quarter of 2015, we entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges.

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
This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. It should be read in conjunction with our consolidated financial statements as of January 31, 2015, and for the year then ended, and related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (2014 Form 10-K). Unless otherwise indicated, all references to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

First Quarter Summary and Key Developments

▪	Sales were $2,857 million with a comparable store sales increase of 3.4%.

▪
Gross margin as a percentage of sales increased to 36.4% compared to 33.1% in the same period last year and was positively impacted by significant improvement in our sales mix and margin on clearance sales and increased sales of higher margin private brand merchandise compared to the prior year quarter.

▪
Selling, general and administrative (SG&A) expenses decreased $44 million, or 4.4%, for the first quarter of 2015 as compared to the corresponding quarter in 2014. These savings were primarily driven by lower store controllable costs, advertising and improved credit income.

▪	Earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (EBITDA) was $79 million, a $168 million improvement from the same period last year.

▪
Our net loss was $167 million, or $0.55 per share, compared to a net loss of $352 million, or $1.15 per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$22 million, or $0.07 per share, of restructuring and management transition charges;

▪	$5 million, or $0.02 per share, of expense from our qualified defined benefit pension plan (Primary Pension Plan);

▪	$2 million, or $0.01 per share, for the net gain on the sale of non-operating assets;

▪
$22 million, or $0.07 per share, for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture); and

▪
$11 million, or $0.04 per share, of tax benefit related to the qualified defined benefit pension plan (Primary Pension Plan) that resulted from our other comprehensive income allocation between our operating loss and the amortization of net actuarial losses and prior service credits from Accumulated other comprehensive income.

▪	We opened 23 new Sephora inside JCPenney locations and expanded 6 existing locations, bringing the total to 515.

Results of Operations

	Three Months Ended
($ in millions, except EPS)	May 2, 2015	May 3, 2014
Total net sales	$2,857	$2,801
Percent increase/(decrease) from prior year	2.0%	6.3%
Comparable store sales increase/(decrease)(1)	3.4%	7.4%
Gross margin	1,041	926
Operating expenses/(income):
Selling, general and administrative	965	1,009
Primary pension plan	5	(5)
Supplemental pension plans	5	6
Total pension	10	1
Depreciation and amortization	154	158
Real estate and other, net	(35)	(17)
Restructuring and management transition	22	22
Total operating expenses	1,116	1,173
Operating income/(loss)	(75)	(247)
Net interest expense	98	97
Income/(loss) before income taxes	(173)	(344)
Income tax expense/(benefit)	(6)	8
Net income/(loss)	$(167)	$(352)
EBITDA (non-GAAP)(2)	$79	$(89)
Adjusted EBITDA (non-GAAP)(2)	$82	$(84)
Adjusted net income/(loss) (non-GAAP)(2)	$(175)	$(353)
Diluted EPS	$(0.55)	$(1.15)
Adjusted diluted EPS (non-GAAP)(2)	$(0.57)	$(1.16)
Ratios as a percent of sales:
Gross margin	36.4%	33.1%
SG&A	33.8%	36.0%
Total operating expenses	39.1%	41.9%
Operating income/(loss)	(2.6)%	(8.8)%

(1)
Comparable store sales include sales from all stores, including sales from services and commissions earned from our in-store licensed departments, that have been open for 12 consecutive full fiscal months and Internet sales through jcp.com. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closure remain in the calculations. Certain items, such as sales return estimates and store liquidation sales, are excluded from the Company’s calculation.

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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, the impact of our Primary Pension Plan, the net gain on the sale of non-operating assets, the proportional share of net income from our Home Office Land Joint Venture and the tax impact for the allocation of tax expense to other comprehensive income items related to our Primary Pension Plan. Unlike other operating expenses, restructuring and management transition charges, the net gain on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of tax expense to other comprehensive income items related to our Primary Pension Plan are not directly related to our ongoing core business operations. Primary Pension Plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense/(income) in its entirety as we view all components of net periodic benefit expense/(income) as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of tax expense to other comprehensive income items related to our Primary Pension Plan on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

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

EBITDA and Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA, which are non-GAAP financial measures:

	Three Months Ended
($ in millions)	May 2, 2015	May 3, 2014
Net income/(loss)	$(167)	$(352)
Add: Net interest expense	98	97
Add: Income tax expense/(benefit)	(6)	8
Add: Depreciation and amortization	154	158
EBITDA (non-GAAP)	79	(89)
Add: Restructuring and management transition charges	22	22
Add: Primary pension plan expense/(income)	5	(5)
Less: Net gain on the sale of non-operating assets	(2)	(12)
Less: Proportional share of net income from joint venture	(22)	—
Adjusted EBITDA (non-GAAP)	$82	$(84)

Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended
($ in millions, except per share data)	May 2, 2015	May 3, 2014
Net income/(loss)	$(167)	$(352)
Diluted EPS	$(0.55)	$(1.15)
Add: Restructuring and management transition charges, net of tax of $- and $-(1)	22	22
Add: Primary pension plan expense/(income), net of tax of $- and $-(2)	5	(5)
Less: Net gain on sale of non-operating assets, net of tax of $- and $-(3)	(2)	(12)
Less: Proportional share of net income from joint venture, net of tax of $- and $-(1)	(22)	—
Less: Tax benefit resulting from other comprehensive income allocation(4)	(11)	(6)
Adjusted net income/(loss) (non-GAAP)	$(175)	$(353)
Adjusted diluted EPS (non-GAAP)	$(0.57)	$(1.16)

(1)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(2)	The tax effect is included in the line item Tax benefit resulting from other comprehensive income allocation. See footnote 4 below.

(3)	Tax effect was calculated using the effective tax rate for the transactions.

(4)
Represents the tax benefit that resulted from our other comprehensive income allocation between our operating loss and the amortization of net actuarial losses and prior service credits related to the Primary Pension Plan from Accumulated other comprehensive income.

Total Net Sales

	Three Months Ended
($ in millions)	May 2, 2015	May 3, 2014
Total net sales	$2,857	$2,801
Sales percent increase/(decrease):
Total net sales	2.0%	6.3%
Comparable store sales	3.4%	7.4%

For the first three months of 2015, total net sales increased $56 million from the same period last year. The following table provides the components of the net sales increase/(decrease):

Three Months Ended
($ in millions)	May 2, 2015
Comparable store sales increase/(decrease)	$92
New and closed stores, net	(46)
Other revenues and sales adjustments	10
Total net sales increase/(decrease)	$56
As our omnichannel strategy continues to mature, it is increasingly difficult to distinguish between a store sale and an Internet sale. Because we no longer have a clear distinction between store sales and Internet sales, we do not separately report Internet sales. Below is a list of some of our omnichannel activities:

•	Stores increase Internet sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering online.

•	Our website increases store sales as in-store customers have often pre-shopped online before shopping in the store, including verification of which stores have online merchandise in stock.

•	Most Internet purchases are easily returned in our stores.

•	JCP Rewards can be earned and redeemed online or in stores regardless of where they were earned.

•	In-store customers can order from our website with the assistance of associates in our stores ("Find it Keep it") or they can shop our website from the JCPenney App while inside the store.

•	Customers who utilize our mobile application may receive mobile coupons to use when they check out both online or in our stores.

•
Internet orders may be shipped from a dedicated jcpenney.com fulfillment center, a store, a store merchandise distribution center, a regional warehouse, direct shipment from vendors or any combination of the above.

•	Certain categories of store inventory can be accessed and purchased by jcpenney.com customers and shipped directly to the customer's home from the store.

•	Internet orders can be shipped to stores for customer pick up.

•	Order online and "pick-up in store same day" is planned to roll out to our stores beginning in the second half of 2015.
Store Count
The following table compares the number of stores and gross selling space for the three months ended May 2, 2015 and May 3, 2014:

	Three Months Ended
	May 2, 2015	May 3, 2014
JCPenney department stores
Beginning of period	1,062	1,094
Closed stores	(35)	(31)
End of period(1)	1,027	1,063
The Foundry Big and Tall Supply Co.(2)	—	9

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 105 million square feet as of May 2, 2015 and 108 million square feet as of May 3, 2014.

(2)	All stores closed during 2014. Gross selling space was 46 thousand square feet as of May 3, 2014.

For the three months ended May 2, 2015, comparable store sales increased 3.4%, while total net sales increased 2.0% to $2,857 million compared with $2,801 million for the three months ended May 3, 2014. The increase resulted from customers responding favorably to our offerings, including a positive response to strategic investments we made to improve our assortment in several categories, including handbags.

For the first quarter of 2015, our conversion rate and our average unit retail increased, while the average transaction value and units per transaction decreased as compared to the corresponding prior year period. Women's apparel, Men's and Home merchandise divisions experienced the highest sales gains during the first quarter of 2015. Sephora inside JCPenney also continued its strong performance during the period. Geographically, all regions of the country saw sales gains during the first quarter with the western and central regions of the country delivering the best performance during the quarter.

During the first quarter of 2015, private brand merchandise comprised 42.8% of total merchandise sales as compared to 41.0% in the corresponding prior year quarter.  For the first quarters of 2015 and 2014, exclusive brand merchandise comprised 6.9% and 10.5%, respectively, of total merchandise sales.

Gross Margin
Gross margin for the three months ended May 2, 2015 was $1,041 million, an increase of $115 million compared to $926 million for the three months ended May 3, 2014. Gross margin as a percentage of sales for the three months ended May 2, 2015 was 36.4% compared to 33.1% for the three months ended May 3, 2014. The 330 basis point increase resulted primarily from significant improvement in our mix and margin on clearance sales and increased private brands penetration and margins. These benefits were offset by port issues on the west coast which impacted the timeliness and the cost of the delivery of merchandise to our stores.

SG&A Expenses
Through the first three months of 2015, SG&A expenses were $44 million lower than the corresponding period of 2014. Through the first three months of 2015, as a percent of sales, SG&A expenses decreased to 33.8% compared to 36.0% in the corresponding period of 2014, reflecting how we effectively managed SG&A expenses throughout the first three months of 2015. The net decrease in SG&A expenses for the first three months of 2015 as compared to the corresponding prior year period was driven primarily by reductions in store controllable expenses and advertising and higher credit card income.

Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. The income we earn under our agreement with Synchrony is included as an offset to Selling, general and administrative expenses. Through the first three months of 2015 and 2014, we recognized income of $56 million and $44 million, respectively, pursuant to our agreement with Synchrony.

Pension Expense

	Three Months Ended
($ in millions)	May 2, 2015	May 3, 2014
Primary Pension Plan	$5	$(5)
Supplemental pension plans	5	6
Total pension expense	$10	$1
Total pension expense, which consists of expense/(income) from our Primary Pension Plan and our supplemental pension plans, is based on our 2014 year-end measurement of pension plan assets and benefit obligations. For the first three months of 2015, we had expense of $5 million compared to income of $5 million in the prior year corresponding period. The change to expense for our Primary Pension Plan was primarily driven by a 102 basis point decline in our discount rate; the adoption of new mortality tables for the majority of the plan participants which reflect longer life expectations and anticipated rates of improvement in life expectancy compared to previous mortality assumptions; and lowering the expected return on plan assets from 7.0% to 6.75%. These negative impacts were partially offset by strong asset performance in 2014. For the first three months of 2015, our supplemental pension plans expense decreased $1 million to $5 million.
Depreciation and Amortization Expense
For the first three months of 2015, depreciation and amortization expense decreased $4 million to $154 million from $158 million last year. The decrease for the first three months of 2015 is primarily a result of closing several store locations since the beginning of 2014.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended
($ in millions)	May 2, 2015	May 3, 2014
Home office and stores	$14	$12
Management transition	6	7
Other	2	3
Total	$22	$22

Home Office and Stores
During the three months ended May 2, 2015 and May 3, 2014, we recorded $14 million and $12 million, respectively, of charges for actions taken to reduce our home office and store expenses. In January 2015, we announced the closing of 40 department stores, and as a result, during the first quarter of 2015, we incurred charges of $14 million related to employee termination benefits costs and lease termination costs associated with the closure of 35 of the 40 stores.

Last year we also closed stores as part of our turnaround efforts. During the first quarter of 2014, we incurred charges of $12 million for employee termination benefits and lease termination costs associated with the closure of 31 of the 33 stores that closed during 2014.
Management Transition
During the three months ended May 2, 2015 and May 3, 2014, we implemented changes within our management leadership team that resulted in management transition costs of $6 million and $7 million, respectively, for both incoming and outgoing members of management.
Other
During the three months ended May 2, 2015 and May 3, 2014, we recorded $2 million and $3 million, respectively, of miscellaneous restructuring charges. The 2015 charges were related to costs associated with the closure of our Sumner, Washington store merchandise distribution center. The 2014 charges were primarily related to contract termination costs associated with our previous shops strategy.

Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into the Home Office Land Joint Venture in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas. The new joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net. For the three months ended May 2, 2015 and May 3, 2014, Real estate and other, net was income of $35 million and $17 million, respectively. Real estate and other, net was comprised primarily of sales of non-operating and operating assets and our proportional share of net income from the Home Office Land Joint Venture as detailed below.
Non-Operating Assets
During the first quarter of 2015, we sold 2 properties used in our former auto center operations and 2 former outlet store locations for net proceeds of $6 million, resulting in net gains totaling $2 million.
During the first quarter of 2014, we sold four properties used in our former auto center operations and excess property adjacent to our home office facility not contributed to the Home Office Land Joint Venture for net proceeds of $15 million, resulting in net gains totaling $12 million.
Operating Assets
During the first quarter of 2015, we sold a former furniture store location and recognized a net gain on payments received from landlords to terminate two existing leases prior to the original expiration date for net proceeds of $5 million, realizing a net gain of $8 million.
During the first quarter of 2014, we sold a former department store location with a net book value of $1 million for net proceeds of $2 million, realizing a gain of $1 million.

Other
During the first quarter of 2015, the Company recorded $22 million for our proportional share of net income from the Home Office Land Joint Venture and received an aggregate cash distribution of $22 million.
Operating Income/(Loss)
For the three months ended May 2, 2015, we reported an operating loss of $75 million compared to an operating loss of $247 million in the prior year corresponding period, reflecting better operating performance achieved by the Company.

Net Interest Expense
For the three months ended May 2, 2015, net interest expense was $98 million compared to $97 million in the prior year corresponding period, reflecting similar debt levels between the two periods.
Income Taxes
Income taxes for the three months ended May 2, 2015 was a benefit of $6 million compared to an expense of $8 million for the three months ended May 3, 2014. Income taxes for the three months ended May 2, 2015 were impacted by a net increase to the tax valuation allowance for deferred tax assets of $44 million.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Beginning in the second quarter of 2013 and for each quarter thereafter, our estimate of the realization of deferred tax assets was based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards. Accordingly, in the first quarter of 2015, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards. As of May 2, 2015, a valuation allowance of $828 million has been recorded against our deferred tax assets.

The net tax benefit of $6 million for the three months ended May 2, 2015 consisted of state and foreign tax expenses of $4 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $12 million benefit relating to other comprehensive income. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of an income tax benefit of $12 million in operating results, offset by a $12 million charge to other comprehensive income for the quarter.

EBITDA and Adjusted EBITDA (non-GAAP)
For the three months ended May 2, 2015, EBITDA was a positive $79 million, an improvement of $168 million compared to a negative EBITDA of $89 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets and the proportional share of net income from the Home Office Land Joint Venture, adjusted EBITDA improved $166 million to a positive adjusted EBITDA of $82 million for the three months ended May 2, 2015 compared to a negative adjusted EBITDA of $84 million for the prior year corresponding period.

Overall, EBITDA and adjusted EBITDA improved significantly for the three months ended May 2, 2015 as compared to the corresponding prior year periods as we were able to improve sales, achieve higher margins and reduce our operating costs.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the first quarter of 2015 with $1,044 million of cash and cash equivalents. As of the end of the first quarter of 2015, based on our borrowing base and amounts reserved for outstanding standby and import letters of credit, we had $1,211 million available for future borrowings, providing a total available liquidity of $2,255 million. Subsequent to the end of the first quarter of 2015, we entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Three Months Ended
($ in millions)	May 2, 2015	May 3, 2014
Cash and cash equivalents	$1,044	$1,170
Merchandise inventory	2,811	2,835
Property and equipment, net	5,049	5,510

Total debt(1)	5,405	5,594
Stockholders’ equity	1,775	2,753
Total capital	7,180	8,347
Maximum capacity under our revolving facility	1,850	1,850
Short-term borrowings under our revolving facility	—	650
Cash flow from operating activities	(226)	(271)
Free cash flow (non-GAAP)(2)	(267)	(349)
Capital expenditures(3)	46	80
Ratios:
Total debt-to-total capital(4)	75%	67%
Cash-to-total debt(5)	19%	21%

(1)	Total debt includes long-term debt, including current maturities, capital leases, note payable and any current borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the first quarters of 2015 and 2014, we had accrued capital expenditures of $22 million and $26 million, respectively.

(4)	Total debt divided by total capitalization.

(5)	Cash and cash equivalents divided by total debt.
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

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended
($ in millions)	May 2, 2015	May 3, 2014
Net cash provided by/(used in) operating activities (GAAP)	$(226)	$(271)
Add:
Proceeds from sale of operating assets	5	2
Less:
Capital expenditures(1)	(46)	(80)
Free cash flow (non-GAAP)	$(267)	$(349)

(1)	As of the end of the first quarters of 2015 and 2014, we had accrued capital expenditures of $22 million and $26 million, respectively.
Free cash flow for the three months ended May 2, 2015 improved $82 million to an outflow of $267 million compared to an outflow of $349 million in the same period last year. This improvement was driven primarily by the increase in sales and operating performance of the Company. In addition, free cash flow was positively impacted by a decrease in capital expenditures and an increase in proceeds from the sale of operating assets during the first three months of 2015 when compared to the corresponding prior year period.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flow from operating activities for the three months ended May 2, 2015 improved $45 million to an outflow of $226 million compared to an outflow of $271 million for the same period in 2014. Our net loss of $167 million for the three months ended May 2, 2015 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, the gain on the sale of assets and deferred taxes. The overall decrease in cash used in operations was driven primarily by the increase in sales and operating performance of the Company, including higher margins and effective expense management. Cash flows from operating activities also included construction allowances from landlords of $3 million, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory decreased $24 million to $2,811 million, or 0.8%, as of the end of the first quarter of 2015 compared to $2,835 million as of the end of the first quarter last year and increased $159 million from year-end. Merchandise accounts payable increased $222 million as of the end of the first quarter of 2015 compared to the corresponding prior year period and increased $66 million from year-end.
Investing Activities
Investing activities through the first three months of 2015 was a cash outflow of $35 million compared to an outflow of $63 million for the same three month period of 2014. The decrease in the cash outflow from investing activities was primarily a result of decreased capital expenditures partially offset by proceeds from the sale of operating and non-operating assets.
Cash capital expenditures were $46 million for the three months ended May 2, 2015 compared to $80 million for the three months ended May 3, 2014. In addition, as of the end of the first quarter of 2015 and 2014, we had $22 million and $26 million, respectively, of accrued capital expenditures. Through the first three months of 2015, capital expenditures related primarily to the opening of 23 Sephora inside JCPenney stores, investments in information technology in both our home office and stores and investments in our store environment. We received construction allowances from landlords of $3 million in the first quarter of 2015, which are classified as operating activities, to fund a portion of the capital expenditures related to store leasehold improvements. These funds have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.
For the three months ended May 3, 2014, capital expenditures related primarily to the opening of 30 Sephora inside JCPenney stores.

Full year 2015 capital expenditures are expected to be approximately $250 to $300 million. Capital expenditures for the remainder of 2015 include accrued expenditures of $22 million at the end of the first quarter.
Financing Activities
Financing activities for the three months ended May 2, 2015 resulted in an outflow of $13 million compared to an outflow of $11 million for the same period last year.

During the first three months of 2015, we repaid $5 million on our capital leases, $5 million on our $2.25 billion five-year senior secured term loan that was entered in in May 2013 (2013 Term Loan) and $1 million on our $500 million term loan entered into in June 2014 (2014 Term Loan).
Cash Flow Outlook
For the remainder of 2015, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically. We believe that our current financial position will provide us the financial flexibility to support our growth initiatives.

2014 Credit Facility
On June 20, 2014, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into a $2,350 million asset-based senior credit facility (2014 Credit Facility), comprised of a $1,850 million revolving line of credit (Revolving Facility) and the $500 million 2014 Term Loan. As of the end of the first quarter of 2015, we had $496 million outstanding on the 2014 Term Loan and no borrowings outstanding under the Revolving Facility. In addition, as of the end of the first quarter of 2015, based on our borrowing base, we had $1,529 million available for borrowing, of which $318 million was reserved for outstanding standby and import letters of credit, none of which have been drawn on, leaving $1,211 million for future borrowings. The applicable rate for standby and import letters of credit was 2.50% and 1.25%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Facility.
Credit Ratings
Our credit ratings and outlook as of June 1, 2015 were as follows:

	Corporate	Outlook
Fitch Ratings	CCC	Positive
Moody’s Investors Service, Inc.	Caa1	Stable
Standard & Poor’s Ratings Services	CCC+	Positive
Credit rating agencies periodically review our capital structure and the quality and stability of our earnings. Rating agencies consider, among other things, changes in operating performance, comparable store sales, the economic environment, conditions in the retail industry, financial leverage and changes in our business strategy in their rating decisions. Downgrades to our long-term credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings. On April 22, 2015, Standard & Poor's Rating Services raised our outlook to positive from stable.
Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2014 Form 10-K. Our unrecorded contractual obligations related to merchandise have increased approximately 8% since year end primarily due to the seasonality of our business and updates to our supplier base in the ordinary course of business.
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
There were no changes to our critical accounting policies during the three months ended May 2, 2015. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2014 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 12 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the three months ended May 2, 2015 are not necessarily indicative of the results for future quarters or the entire year.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at May 2, 2015 are similar to those disclosed in the 2014 Form 10-K. Subsequent to the end of the first quarter of 2015, we entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges.
Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the first quarter ended May 2, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ozenne Derivative Lawsuit
On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and executives. The Company is a nominal defendant in the suit. The lawsuit alleged breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit sought damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff could not proceed with his suit because he failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand was not excused. The trial court heard arguments on the Special Exceptions on June 25, 2012 and denied them. The Company and named individuals filed a mandamus proceeding in the Fifth District Court of Appeals challenging the trial court’s decision. The parties then settled the litigation and the appellate court stayed the appeal so that the trial court could review the proposed settlement. The trial court approved the settlement at a hearing on October 28, 2013 and, despite objection, awarded the plaintiff $3.1 million in attorneys’ fees and costs. Following the Company's appeal of the award of attorneys' fees and costs, the Fifth District Court of Appeals affirmed the award on December 19, 2014. The Company has filed a Petition for Review with the Texas Supreme Court. We believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Class Action Securities Litigation
The Company, Myron E. Ullman, III and Kenneth H. Hannah are parties to the Marcus consolidated purported class action lawsuit in the U.S. District Court, Eastern District of Texas, Tyler Division. The Marcus consolidated complaint is purportedly brought on behalf of persons who acquired our common stock during the period from August 20, 2013 through September 26, 2013, and alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff claims that the defendants made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused our common stock to trade at artificially inflated prices.  The consolidated complaint seeks class certification, unspecified compensatory damages, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper. Defendants have filed a motion to dismiss the consolidated complaint. Briefing on the motion to dismiss was completed in November, 2014. Plaintiff has moved to amend the consolidated complaint to include the members of the purported class in the Johnson case discussed below.

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

Employment Class Action Litigation
The Company’s wholly owned subsidiary, J. C. Penney Corporation, Inc., is a defendant in a class action proceeding entitled Tschudy v. JCPenney Corporation filed on April 15, 2011 in the U.S. District Court, Southern District of California. The lawsuit alleges that JCP violated the California Labor Code in connection with the alleged forfeiture of accrued and vested vacation time under its “My Time Off” policy. The class consists of all JCP employees who worked in California from April 5, 2007 to the present. Plaintiffs amended the complaint to assert additional claims under the Illinois Wage Payment and Collection Act on behalf of all JCP employees who worked in Illinois from January 1, 2004 to the present. After the court granted JCP’s motion to transfer the Illinois claims, those claims are now pending in a separate action in the U.S. District Court, Northern District of Illinois, entitled Garcia v. JCPenney Corporation. The lawsuits seek compensatory damages, penalties, interest, disgorgement, declaratory and injunctive relief, and attorney’s fees and costs. Plaintiffs in both lawsuits filed motions, which the Company opposed, to certify these actions on behalf of all employees in California and Illinois based on the specific claims at issue. On December 17, 2014, the California court granted plaintiffs’ request for class certification. The Illinois court denied without prejudice plaintiffs' motion for class certification pending the filing of an amended complaint. Plaintiffs recently filed their amended complaint in the Illinois lawsuit and the Company has answered. We believe these lawsuits are without merit and we intend to continue to vigorously defend these lawsuits. While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Pricing Class Action Litigation
The Company's wholly-owned subsidiary, J. C. Penney Corporation, Inc., is a defendant in a class action proceeding entitled Spann v. J. C. Penney Corporation, Inc. filed on February 8, 2012 in the U.S. District Court, Central District of California. The lawsuit alleges that JCP violated California’s Unfair Competition Law and related state statutes in connection with its advertising of sale prices for private label apparel and accessories. The lawsuit seeks restitution, damages, injunctive relief, and attorney’s fees and costs. On May 18, 2015, the court granted plaintiff's request for certification of a class consisting of all people who, between November 5, 2010 and January 31, 2012, made purchases in California of JCP private or exclusive label apparel or accessories advertised at a discount of at least 30% off the stated original or regular price (excluding those who only received such discount by using coupon(s)), and who have not received a refund or credit for their purchases. We believe this lawsuit is without merit and we intend to continue to vigorously defend this lawsuit. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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
Item 1A. Risk Factors

The risk factors listed below update and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Our ability to return to profitable growth is subject to both the risks affecting our business generally and the inherent difficulties associated with implementing our strategic plan.

As we position the Company for long-term growth, it may take longer than expected to achieve our objectives, and actual results may be materially less than planned. Our ability to improve our operating results depends upon a significant number of factors, some of which are beyond our control, including:

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

As of May 2, 2015, we have $5.405 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged.

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

Our use of interest rate hedging transactions could expose us to risks and financial losses that may adversely affect our financial condition, liquidity and results of operations.

To reduce our exposure to interest rate fluctuations, we have entered into, and in the future may enter into, interest rate swaps with various financial counterparties. The interest rate swap agreements effectively convert a portion of our variable rate interest payments to a fixed price. There can be no assurances, however, that our hedging activity will be effective in insulating us from the risks associated with changes in interest rates. In addition, our hedging transactions may expose us to certain risks and financial losses, including, among other things:

•	counterparty credit risk;

•	the risk that the duration or amount of the hedge may not match the duration or amount of the related liability;

•
the hedging transactions may be adjusted from time to time in accordance with accounting rules to reflect changes in fair values, downward adjustments or “mark-to-market losses,” which would affect our stockholders’ equity; and

•
the risk that we may not be able to meet the terms and conditions of the hedging instruments, in which case we may be required to settle the instruments prior to maturity with cash payments that could significantly affect our liquidity.

Further, we have designated the swaps as cash flow hedges in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging. However, in the future, we may fail to qualify for hedge accounting treatment under these standards for a number of reasons, including if we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or if the swaps are not highly effective. If we fail to qualify for hedge accounting treatment, losses on the swaps caused by the change in their fair value will be recognized as part of net income, rather than being recognized as part of other comprehensive income.

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

Reductions in income and cash flow from our marketing and servicing arrangement related to our private label and co-branded credit cards could adversely affect our operating results and cash flows.

Synchrony Financial (“Synchrony”) owns and services our private label credit card and co-branded MasterCard® programs. Our agreement with Synchrony provides for certain payments to be made by Synchrony to the Company, including a share of revenues from the performance of the credit card portfolios. The income and cash flow that the Company receives from Synchrony is dependent upon a number of factors including the level of sales on private label and co-branded accounts, the percentage of sales on private label and co-branded accounts relative to the Company’s total sales, the level of balances carried on the accounts, payment rates on the accounts, finance charge rates and other fees on the accounts, the level of credit losses for the accounts, Synchrony’s ability to extend credit to our customers as well as the cost of customer rewards programs. All of these factors can vary based on changes in federal and state credit card, banking and consumer protection laws, which could also materially limit the availability of credit to consumers or increase the cost of credit to our cardholders. The factors affecting the income and cash flow that the Company receives from Synchrony can also vary based on a variety of economic, legal, social and other factors that we cannot control. If the income or cash flow that the Company receives from our consumer credit card program agreement with Synchrony decreases, our operating results and cash flows could be adversely affected.

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

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through May 2, 2015, the Company has not had a Section 382 ownership change through May 2, 2015.

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
10.1
Fifth Amendment dated as of April 6, 2015 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and Synchrony Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013, the Third Amendment thereto dated October 11, 2013 and the Fourth Amendment thereto dated February 25, 2014
†
10.2	Form of Notice of 2015 CEO Performance Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan					†
10.3	Form of Notice of 2015 CEO Stock Option Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan					†
10.4	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan					†
10.5	Form of Notice of Stock Option Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan					†
10.6	Form of Notice of Performance Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan					†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/ Dennis P. Miller
Dennis P. Miller Senior Vice President and Controller (Principal Accounting Officer)
Date: June 4, 2015