Form 10-Q
period 2015-08-01
J C PENNEY CO INC
filed 2015-09-08
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 305,491,291 shares of Common Stock of 50 cents par value, as of September 4, 2015.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended August 1, 2015

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Total net sales	$2,875	$2,799	$5,732	$5,600
Cost of goods sold	1,810	1,791	3,626	3,666
Gross margin	1,065	1,008	2,106	1,934
Operating expenses/(income):
Selling, general and administrative (SG&A)	901	964	1,866	1,973
Pension	13	2	23	3
Depreciation and amortization	153	160	307	318
Real estate and other, net	19	(53)	(16)	(70)
Restructuring and management transition	17	5	39	27
Total operating expenses	1,103	1,078	2,219	2,251
Operating income/(loss)	(38)	(70)	(113)	(317)
Net interest expense	103	106	201	203
Income/(loss) before income taxes	(141)	(176)	(314)	(520)
Income tax expense/(benefit)	(3)	(4)	(9)	4
Net income/(loss)	$(138)	$(172)	$(305)	$(524)
Earnings/(loss) per share:
Basic	$(0.45)	$(0.56)	$(1.00)	$(1.72)
Diluted	$(0.45)	$(0.56)	$(1.00)	$(1.72)
Weighted average shares – basic	305.9	305.2	305.7	305.1
Weighted average shares – diluted	305.9	305.2	305.7	305.1
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income/(loss)	$(138)	$(172)	$(305)	$(524)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	18	9	35	20
Reclassification for amortization of prior service (credit)/cost	—	1	—	—
Cash flow hedges
Net gain/(loss) on interest rate swaps	(6)	—	(6)	—
Total other comprehensive income/(loss), net of tax	12	10	29	20
Total comprehensive income/(loss), net of tax	$(126)	$(162)	$(276)	$(504)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	August 1, 2015	August 2, 2014	January 31, 2015
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$178	$189	$119
Cash short-term investments	795	847	1,199
Cash and cash equivalents	973	1,036	1,318
Merchandise inventory	3,005	2,848	2,652
Deferred taxes	184	182	172
Prepaid expenses and other	200	207	189
Total current assets	4,362	4,273	4,331
Property and equipment (net of accumulated depreciation of $3,586, $3,485 and $3,617)	4,989	5,415	5,148
Prepaid pension	266	701	220
Other assets	615	627	610
Total Assets	$10,232	$11,016	$10,309
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,122	$984	$997
Other accounts payable and accrued expenses	1,170	1,094	1,103
Current portion of capital leases and note payable	27	30	28
Current maturities of long-term debt	28	28	28
Total current liabilities	2,347	2,136	2,156
Long-term capital leases and note payable	18	44	38
Long-term debt	5,225	5,227	5,227
Deferred taxes	378	364	363
Other liabilities	604	645	611
Total Liabilities	8,572	8,416	8,395
Stockholders’ Equity
Common stock(1)	153	152	152
Additional paid-in capital	4,627	4,588	4,606
Reinvested earnings/(accumulated deficit)	(2,084)	(1,532)	(1,779)
Accumulated other comprehensive income/(loss)	(1,036)	(608)	(1,065)
Total Stockholders’ Equity	1,660	2,600	1,914
Total Liabilities and Stockholders’ Equity	$10,232	$11,016	$10,309

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 305.5 million, 304.8 million and 304.9 million as of August 1, 2015, August 2, 2014 and January 31, 2015, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Cash flows from operating activities
Net income/(loss)	$(138)	$(172)	$(305)	$(524)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	1	1	4	3
Asset impairments and other charges	1	2	2	4
Net gain on sale of non-operating assets	(6)	(9)	(8)	(21)
Net gain on sale of operating assets	—	—	(8)	(1)
Depreciation and amortization	153	160	307	318
Benefit plans	6	(4)	10	(13)
Stock-based compensation	11	9	21	16
Deferred taxes	(6)	(14)	(17)	(19)
Change in cash from:
Inventory	(194)	(13)	(353)	87
Prepaid expenses and other assets	26	8	(11)	(19)
Merchandise accounts payable	59	143	125	36
Current income taxes	2	(6)	6	4
Accrued expenses and other	127	32	43	(5)
Net cash provided by/(used in) operating activities	42	137	(184)	(134)
Cash flows from investing activities
Capital expenditures	(95)	(61)	(141)	(141)
Net proceeds from sale of non-operating assets	7	11	13	26
Net proceeds from sale of operating assets	—	—	5	2
Joint venture return of investment	—	8	—	8
Net cash provided by/(used in) investing activities	(88)	(42)	(123)	(105)
Cash flows from financing activities
Payments on short-term borrowings	—	(650)	—	(650)
Net proceeds from issuance of long-term debt	—	500	—	500
Payments of capital leases and note payable	(18)	(13)	(23)	(18)
Payments of long-term debt	(7)	(6)	(13)	(11)
Financing costs	—	(60)	—	(60)
Tax withholding payments for vested restricted stock	—	—	(2)	(1)
Net cash provided by/(used in) financing activities	(25)	(229)	(38)	(240)
Net increase/(decrease) in cash and cash equivalents	(71)	(134)	(345)	(479)
Cash and cash equivalents at beginning of period	1,044	1,170	1,318	1,515
Cash and cash equivalents at end of period	$973	$1,036	$973	$1,036

Supplemental cash flow information
Income taxes received/(paid), net	$(2)	$(16)	$(2)	$(19)
Interest received/(paid), net	(58)	(57)	(184)	(183)
Supplemental non-cash investing and financing activity
Property contributed to joint venture	—	—	—	30
Increase/(decrease) in other accounts payable related to purchases of property and equipment	18	(6)	29	(5)

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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended August 1, 2015” and “three months ended August 2, 2014” refer to the 13-week periods ended August 1, 2015 and August 2, 2014, respectively. "Six months ended August 1, 2015" or "2015 first half," and "six months ended August 2, 2014," or "2014 first half," refer to the 26-week periods ended August 1, 2015 and August 2, 2014, respectively. Fiscal years 2015 and 2014 contain 52 weeks.
Basis of Consolidation
All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income/(loss) in any period.
Use of Estimates and Assumptions
The preparation of unaudited Interim Consolidated Financial Statements, in conformity with GAAP, requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to: inventory valuation under the retail method, specifically permanent reductions to retail prices (markdowns), permanent devaluation of inventory (markdown accruals) and adjustments for shortages (shrinkage); valuation of long-lived assets and indefinite-lived intangible assets for impairments; fair value of interest rate swaps; reserves for closed stores, workers’ compensation and general liability (insurance), environmental contingencies, income taxes and litigation; and pension and other postretirement benefits accounting. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

2. Effect of New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company early adopted ASU 2015-03 retrospectively in its second quarter ended August 1, 2015. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $95 million and $96 million as of January 31, 2015 and August 2, 2014, respectively, from Other assets to a reduction in Long-term debt on the unaudited Interim Consolidated Balance Sheets. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.
3. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Earnings/(loss)
Net income/(loss)	$(138)	$(172)	$(305)	$(524)
Shares
Weighted average common shares outstanding (basic shares)	305.9	305.2	305.7	305.1
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—	—
Weighted average shares assuming dilution (diluted shares)	305.9	305.2	305.7	305.1
EPS
Basic	$(0.45)	$(0.56)	$(1.00)	$(1.72)
Diluted	$(0.45)	$(0.56)	$(1.00)	$(1.72)
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Stock options, restricted stock awards and warrant	34.6	26.7	33.2	25.4
4. Credit Facility
On June 20, 2014, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a $2,350 million asset-based senior credit facility (2014 Credit Facility), comprised of a $1,850 million revolving line of credit (Revolving Facility) and a $500 million term loan (2014 Term Loan). As of the end of the second quarter of 2015, we had $495 million outstanding on the 2014 Term Loan and no borrowings outstanding under the Revolving Facility. In addition, as of the end of the second quarter of 2015, based on our borrowing base, we had $1,635 million available for borrowing, of which $310 million was reserved for outstanding standby and import letters of credit, none of which have been drawn on, leaving $1,325 million for future borrowings. The applicable rate for standby and import letters of credit was 2.50% and 1.25%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Facility.

5. Long-term Debt

	Outstanding Principal			Unamortized Debt Issuance Costs			Net Carrying Amount
($ in millions)	August 1, 2015	August 2, 2014	January 31, 2015	August 1, 2015	August 2, 2014	January 31, 2015	August 1, 2015	August 2, 2014	January 31, 2015
5.65% Senior Notes Due 2020(1)	$400	$400	$400	$4	$5	$5	$396	$395	$395
5.75% Senior Notes Due 2018(1)	300	300	300	1	2	1	299	298	299
6.375% Senior Notes Due 2036(1)	400	400	400	6	7	7	394	393	393
6.875% Medium-Term Notes Due 2015	—	200	—	—	—	—	—	200	—
6.9% Notes Due 2026	2	2	2	—	—	—	2	2	2
7.125% Debentures Due 2023	10	10	10	—	—	—	10	10	10
7.4% Debentures Due 2037	326	326	326	1	1	1	325	325	325
7.625% Notes Due 2097	500	500	500	—	—	—	500	500	500
7.65% Debentures Due 2016	78	200	78	—	—	—	78	200	78
7.95% Debentures Due 2017	220	285	220	—	—	—	220	285	220
8.125% Senior Notes Due 2019	400	—	400	9	—	10	391	—	390
2013 Term Loan Facility	2,205	2,228	2,216	50	67	58	2,155	2,161	2,158
2014 Term Loan	495	500	498	12	14	13	483	486	485
Total debt, excluding capital leases and note payable	$5,336	$5,351	$5,350	$83	$96	$95	$5,253	$5,255	$5,255
Less: current maturities							28	28	28
Total long-term debt, excluding capital leases and note payable							$5,225	$5,227	$5,227

(1) These debt issuances contain change of control provisions that would obligate us, at the holders’ option, to repurchase the debt at a price equal to 101% of the principal amount of the debt.
6. Derivative Financial Instruments

Effective May 7, 2015, we entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges.

The fair value of our interest rate swaps are recorded on the unaudited Interim Consolidated Balance Sheets as an asset or a liability (see Note 7). The effective portion of the interest rate swaps' changes in fair values is reported in Accumulated other comprehensive income/(loss) (see Note 8), and the ineffective portion is reported in Net income/(loss). Amounts in Accumulated other comprehensive income/(loss) are reclassified into net income/(loss) when the related interest payments affect earnings. For the periods presented, all of the interest rate swaps were 100% effective.

Information regarding the pre-tax changes in the fair value of our interest rate swaps is as follows:

	Three Months Ended		Six Months Ended		Line Item in the Unaudited Interim Financial Statements
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Gain/(loss) recognized in other comprehensive income/(loss)	$(9)	$—	$(9)	$—	Accumulated other comprehensive income
Gain/(loss) recognized in net income/(loss)	(2)	—	(2)	—	Interest expense

Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	August 1, 2015	August 2, 2014	January 31, 2015	Balance Sheet Location	August 1, 2015	August 2, 2014	January 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	N/A	$—	$—	$—	Other accounts payable and accrued expenses	$2	$—	$—
Interest rate swaps	N/A	—	—	—	Other liabilities	9	—	—
Total derivatives designated as hedging instruments		$—	$—	$—		$11	$—	$—
7. Fair Value Disclosures
Cash Flow Hedges Measured on a Recurring Basis
Our cash flow hedges are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

Our cash flow hedges measured at fair value are as follows:

Cash Flow Hedges at Fair Value
($ in millions)	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
August 1, 2015	$—	$(11)	$—
August 2, 2014	—	—	—
January 31, 2015	—	—	—

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	August 1, 2015		August 2, 2014		January 31, 2015
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, excluding unamortized debt issuance costs, including current maturities	$5,336	$5,002	$5,351	$5,072	$5,350	$4,834
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of August 1, 2015, August 2, 2014 and January 31, 2015, the fair values of cash and cash equivalents, accounts payable and short-term borrowings approximated their carrying values due to the short-term nature of these instruments. In addition, the fair values of capital lease commitments and the note payable approximated their carrying values. These items have been excluded from the table above.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.
8. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the six months ended August 1, 2015:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
January 31, 2015	304.9	$152	$4,606	$(1,779)	$(1,065)	$1,914
Net income/(loss)	—	—	—	(305)	—	(305)
Other comprehensive income/(loss)	—	—	—	—	29	29
Stock-based compensation	0.6	1	21	—	—	22
August 1, 2015	305.5	$153	$4,627	$(2,084)	$(1,036)	$1,660

Comprehensive Income
The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	Three Months Ended
	August 1, 2015			August 2, 2014
($ in millions)	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	$29	$(11)	$18	$16	$(7)	$9
Reclassification for amortization of prior service (credit)/cost	—	—	—	1	—	1
Cash flow hedges
Net gain/(loss) on interest rate swaps	(9)	3	(6)	—	—	—
Total	$20	$(8)	$12	$17	$(7)	$10

	Six Months Ended
	August 1, 2015			August 2, 2014
($ in millions)	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	$58	$(23)	$35	$33	$(13)	$20
Cash flow hedges
Net gain/(loss) on interest rate swaps	(9)	3	(6)	—	—	—
Total	$49	$(20)	$29	$33	$(13)	$20
The following table shows the changes in accumulated other comprehensive income/(loss) balances for the six months ended August 1, 2015:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
January 31, 2015	$(1,023)	$(40)	$(2)	$—	$(1,065)
Other comprehensive income/(loss) before reclassifications	—	—	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive income	35	—	—	1	36
August 1, 2015	$(988)	$(40)	$(2)	$(6)	$(1,036)

Reclassifications out of accumulated other comprehensive income/(loss) are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)				Line Item in the Unaudited Interim Consolidated Statements of Operations
	Three Months Ended		Six Months Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Amortization of retirement benefit plans
Actuarial loss/(gain)(1)	$29	$16	$58	$33	Pension
Prior service cost/(credit)(1)	2	3	4	4	Pension
Prior service cost/(credit)(1)	(2)	(2)	(4)	(4)	SG&A
Cash flow hedges
Realized loss/(gain)	2	—	2	—	Net interest expense
Tax (expense)/benefit	(12)	(7)	(24)	(13)	Income tax expense/(benefit)
Total, net of tax	19	10	36	20
Total reclassifications	$19	$10	$36	$20

(1)	These accumulated other comprehensive income/(loss) components are included in the computation of net periodic benefit expense/(income). See Note 10 for additional details.

9. Stock-based Compensation
We grant stock-based compensation awards to employees and non-employee directors under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan (2014 Plan). As of August 1, 2015, a maximum of 11.6 million shares of stock were available for future grant under the 2014 Plan.
Stock-based compensation expense for the three months ended August 1, 2015 and August 2, 2014 was $15 million and $11 million, respectively. Stock-based compensation expense for the six months ended August 1, 2015 and August 2, 2014 was $30 million and $21 million, respectively. Through the first six months of 2015, the Company granted the following stock-based compensation awards:

	Restricted Stock Units (RSU)		Stock Options		Weighted Average Grant Date Fair Value
Grant Date	Time-based	Performance-based	Time-based	Weighted Average Exercise Price
March 3, 2015	28,554	—	—	$—	$7.88
March 19, 2015	2,135,177	1,534,754	4,294,885	$7.77	$5.36
May 18, 2015	11,696	—	—	$—	$8.55
May 20, 2015	15,878	31,755	38,624	$8.66	$6.38
June 4, 2015	49,190	98,380	123,188	$8.64	$6.28
June 11, 2015(1)	31,437	—	78,358	$8.35	$4.78
Total	2,271,932	1,664,889	4,535,055	$7.81	$5.40

(1) RSUs and options were granted under an equity inducement plan.

Performance-based awards that ultimately vest are dependent on market performance targets measured by the achievement of internal profitability targets for 2015 through 2017 (performance condition).

In addition to the grants above, on March 19, 2015, we granted approximately 2.5 million phantom units as part of our management incentive compensation plan, which are similar to RSUs in that the number of units granted was based on the price of our stock, but the units will be settled in cash based on the value of our stock on the vesting date, up to a maximum of $15.54 per phantom unit. The fair value of the awards is remeasured at each reporting period and was $8.24 per share as of August 1, 2015. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in Other liabilities in our unaudited Interim Consolidated Balance Sheets. We also granted approximately 154,000 fully vested RSUs to directors during the second quarter of 2015 with a fair value of $8.64 per RSU award.

10. Retirement Benefit Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan), non-contributory supplemental pension plans and contributory postretirement health and welfare plan were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Primary Pension Plan
Service cost	$18	$16	$35	$31
Interest cost	49	52	98	105
Other cost	3	—	3	—
Expected return on plan assets	(89)	(87)	(178)	(174)
Amortization of actuarial loss/(gain)	25	12	51	25
Amortization of prior service cost/(credit)	2	3	4	4
Net periodic benefit expense/(income)	$8	$(4)	$13	$(9)

Supplemental Pension Plans
Service cost	$—	$—	$—	$—
Interest cost	1	2	3	4
Amortization of actuarial loss/(gain)	4	4	7	8
Amortization of prior service cost/(credit)	—	—	—	—
Net periodic benefit expense/(income)	$5	$6	$10	$12

Primary and Supplemental Pension Plans Total
Service cost	$18	$16	$35	$31
Interest cost	50	54	101	109
Other cost	3	—	3	—
Expected return on plan assets	(89)	(87)	(178)	(174)
Amortization of actuarial loss/(gain)	29	16	58	33
Amortization of prior service cost/(credit)	2	3	4	4
Net periodic benefit expense/(income)	$13	$2	$23	$3

Postretirement Health and Welfare Plan
Service cost	$—	$—	$—	$—
Interest cost	—	—	—	—
Amortization of actuarial loss/(gain)	—	—	—	—
Amortization of prior service cost/(credit)	(2)	(2)	(4)	(4)
Net periodic benefit expense/(income)	$(2)	$(2)	$(4)	$(4)

Retirement Benefit Plans Total
Service cost	$18	$16	$35	$31
Interest cost	50	54	101	109
Other cost	3	—	3	—
Expected return on plan assets	(89)	(87)	(178)	(174)
Amortization of actuarial loss/(gain)	29	16	58	33
Amortization of prior service cost/(credit)	—	1	—	—
Net periodic benefit expense/(income)	$11	$—	$19	$(1)
Net periodic benefit expense/(income) for our noncontributory postretirement health and welfare plan was predominantly included in SG&A expense in the unaudited Interim Consolidated Statements of Operations.

Primary Pension Plan Lump-Sum Payment Offer
In August 2015, as a result of a plan amendment, we offered approximately 31,000 retirees and beneficiaries in the Primary Pension Plan who commenced their benefit between January 1, 2000 and August 31, 2012 the option to receive a lump-sum settlement payment. In addition, we also offered approximately 8,000 participants in the Primary Pension Plan who separated from service and had a deferred vested benefit as of August 31, 2012 the option to receive a lump-sum settlement payment.  These participants have until September 18, 2015 to elect to receive the lump-sum settlement payment with the payments to be made by the Company beginning on November 2, 2015 using assets from the Primary Pension Plan.  Accordingly, the settlement expense related to the lump sum payments will be recognized in the fourth quarter of 2015.
Defined Contribution Plans
Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain members of management. Total expense for our defined contribution plans for each of the second quarters of 2015 and 2014 was $14 million and $13 million, respectively, and was predominantly included in SG&A expenses in the unaudited Interim Consolidated Statements of Operations. Total expense for the first six months of 2015 and 2014 was $27 million and $26 million, respectively.
11. Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended		Cumulative Amount From Program Inception Through August 1, 2015
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Home office and stores	$15	$—	$29	$12	$276
Management transition	1	1	7	8	231
Other	1	4	3	7	152
Total	$17	$5	$39	$27	$659

Home Office and Stores
During the six months ended August 1, 2015 and August 2, 2014, we recorded $29 million and $12 million, respectively, of charges for actions taken to reduce our home office and store expenses. In January 2015 and during the second quarter of 2015, we approved the closing of 41 department stores with closing dates all to occur during fiscal 2015. As a result of these approved closures, during the first half of 2015, we incurred charges of $29 million related to employee termination benefits and lease termination costs associated with the closure of 39 of the 41 stores.

Last year we also closed stores as part of our turnaround efforts. During the first half of 2014, we incurred charges of $12 million for employee termination benefits and lease termination costs associated with the closure of 32 of the 33 stores that closed during 2014.
Management Transition
During the six months ended August 1, 2015 and August 2, 2014, we implemented changes within our management leadership team that resulted in management transition costs of $7 million and $8 million, respectively, for both incoming and outgoing members of management.
Other
During the six months ended August 1, 2015 and August 2, 2014, we recorded $3 million and $7 million, respectively, of miscellaneous restructuring charges. The 2015 charges were related to costs associated with the closure of our Sumner, Washington store merchandise distribution center and contract termination costs associated with our previous shops strategy. The 2014 charges were primarily related to contract termination costs associated with our previous shops strategy.

Activity for the restructuring and management transition liability for the six months ended August 1, 2015 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
January 31, 2015	$9	$—	$17	$26
Charges	29	7	3	39
Cash payments	(16)	(5)	(5)	(26)
Non-cash	—	(2)	(2)	(4)
August 1, 2015	$22	$—	$13	$35
The non-cash amounts represent charges primarily for stock-based compensation expense in conjunction with accelerated vesting related to terminations and for the write-off of store merchandise distribution center fixtures.
12. Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries, net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into a joint venture in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture). The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net. For the three months ended August 1, 2015 and August 2, 2014, Real estate and other, net was expense of $19 million and income of $53 million, respectively. For the six months ended August 1, 2015 and August 2, 2014, Real estate and other, net was income of $16 million and $70 million, respectively.
Sale of Non-Operating Assets
During the first quarter of 2015, we sold two properties used in our former auto center operations and two former outlet store locations for net proceeds of $6 million, resulting in net gains totaling $2 million. During the second quarter of 2015, we sold two additional properties used in our former auto center operations for net proceeds of $7 million, resulting in net gains totaling $6 million.

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
Sale of Operating Assets
During the first quarter of 2015, we recognized a net gain of $8 million for the sale of a former furniture store location and for payments received from landlords to terminate two existing leases prior to the original expiration date.

During the first quarter of 2014, we sold a former department store location with a net book value of $1 million for net proceeds of $2 million, realizing a gain of $1 million.

Investment Income from Joint Ventures
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

Other
During the second quarter of 2015, we recognized a net gain of $3 million on a payment received from a landlord to terminate an existing lease prior to its original expiration date.

13. Income Taxes
Income taxes for the three months ended August 1, 2015 was a benefit of $3 million compared to a benefit of $4 million for the three months ended August 2, 2014. The effective tax rate for the three months ended August 1, 2015 was (2.1)% as compared to (2.3)% for the three months ended August 2, 2014. Income taxes for the six months ended August 1, 2015 was a benefit of $9 million compared to an expense of $4 million for the six months ended August 2, 2014. The effective tax rate for the six months ended August 1, 2015 was (2.9)% as compared to 0.8% for the six months ended August 2, 2014. Our effective tax rate for the three and six months ended August 1, 2015 was impacted by a net increase to the tax valuation allowance for deferred tax assets of $46 million and $90 million, respectively.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring carryforwards. Accordingly, in the second quarter of 2015, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in net operating loss (NOL) carryforwards. A valuation allowance of $874 million has been recorded against our deferred tax assets as of August 1, 2015, which resulted in an increase to the valuation allowance during the six months ended August 1, 2015 of $90 million.

The net tax benefit of $3 million for the three months ended August 1, 2015 consisted of state and foreign tax expenses of $3 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by an $8 million benefit relating to other comprehensive income. In accordance with GAAP, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of an income tax benefit of $8 million in operating results, offset by an $8 million charge to other comprehensive income for the quarter.

The net tax benefit of $9 million for the six months ended August 1, 2015 consisted of state and foreign tax expenses of $7 million and $4 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $20 million benefit relating to other comprehensive income. In accordance with GAAP, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of an income tax benefit of $20 million in operating results, offset by a $20 million charge to other comprehensive income for the quarter.
As of August 1, 2015, we have approximately $2.7 billion of net operating losses available for U.S. federal income tax purposes, which expire in 2032 through 2035 and $53 million of tax credit carryforwards that expire at various dates through 2034. For these NOL and tax credit carryforwards a net deferred tax asset of $300 million has been recorded, net of a valuation allowance of $659 million. A valuation allowance of $215 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2035.
14. Litigation, Other Contingencies and Guarantees
Litigation
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against JCP in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to, a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs sought primarily to prevent the Company from implementing our partnership agreement with MSLO as it related to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories. On January 2, 2014, MSLO and Macy's announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant. On June 16, 2014, the Court issued a ruling against the Company on the remaining claim of intentional interference, and held that Macy’s is not entitled to punitive damages. The Court referred other issues related to damages to a Judicial Hearing Officer. On June 30, 2014, the Company appealed the Court’s decision, and Macy’s cross-appealed a portion of the decision. On February 26, 2015, the appellate court affirmed the trial court's rulings concerning the claim of intentional interference and lack of punitive damages, and reinstated Macy's claims for intentional interference and unfair competition that had been dismissed during trial. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Also, on August 26, 2014, plaintiff Nathan Johnson filed a purported class action lawsuit against the Company, Myron E. Ullman, III and Kenneth H. Hannah in the U.S. District Court, Eastern District of Texas, Tyler Division. The suit is purportedly brought on behalf of persons who acquired our securities other than common stock during the period from August 20, 2013 through September 26, 2013, generally mirrors the allegations contained in the Marcus lawsuit discussed above, and seeks similar relief. On June 8, 2015, plaintiff in the Marcus lawsuit amended the consolidated complaint to include the members of the purported class in the Johnson lawsuit, and on June 10, 2015, the Johnson lawsuit was consolidated into the Marcus lawsuit.

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

ERISA Class Action Litigation
JCP and certain present and former members of JCP's Board of Directors have been sued in a purported class action complaint by plaintiffs Roberto Ramirez and Thomas Ihle, individually and on behalf of all others similarly situated, which was filed on July 8, 2014 in the U.S. District Court, Eastern District of Texas, Tyler Division. The suit alleges that the defendants violated Section 502 of the Employee Retirement Income Security Act (ERISA) by breaching fiduciary duties relating to the J. C. Penney Corporation, Inc. Savings, Profit-Sharing and Stock Ownership Plan (the Plan). The class period is alleged to be between November 1, 2011 and September 27, 2013. Plaintiffs allege that they and others who invested in or held Company stock in the Plan during this period were injured because defendants allegedly made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused the Company’s common stock to trade at artificially inflated prices. The complaint seeks class certification, declaratory relief, a constructive trust, reimbursement of alleged losses to the Plan, actual damages, attorneys’ fees and costs, and other relief. Defendants filed a motion to dismiss the complaint on November 7, 2014, and this motion has been fully briefed. We believe the lawsuit is without merit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Employment Class Action Litigation
JCP is a defendant in a class action proceeding entitled Tschudy v. JCPenney Corporation filed on April 15, 2011 in the U.S. District Court, Southern District of California. The lawsuit alleges that JCP violated the California Labor Code in connection with the alleged forfeiture of accrued and vested vacation time under its “My Time Off” policy. The class consists of all JCP employees who worked in California from April 5, 2007 to the present. Plaintiffs amended the complaint to assert additional claims under the Illinois Wage Payment and Collection Act on behalf of all JCP employees who worked in Illinois from January 1, 2004 to the present. After the court granted JCP’s motion to transfer the Illinois claims, those claims are now pending in a separate action in the U.S. District Court, Northern District of Illinois, entitled Garcia v. JCPenney Corporation. The lawsuits seek compensatory damages, penalties, interest, disgorgement, declaratory and injunctive relief, and attorney’s fees and costs. Plaintiffs in both lawsuits filed motions, which the Company opposed, to certify these actions on behalf of all employees in California and Illinois based on the specific claims at issue. On December 17, 2014, the California court granted plaintiffs’ request for class certification. The Illinois court denied without prejudice plaintiffs' motion for class certification pending the filing of an amended complaint. Plaintiffs filed their amended complaint in the Illinois lawsuit on April 14, 2015 and the Company has answered. On July 2, 2015, the Illinois plaintiffs renewed their motion for class certification, which the Company has opposed. We believe these lawsuits are without merit and we intend to continue to vigorously defend these lawsuits. While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Pricing Class Action Litigation
JCP is a defendant in a class action proceeding entitled Spann v. J. C. Penney Corporation, Inc. filed on February 8, 2012 in the U.S. District Court, Central District of California. The lawsuit alleges that JCP violated California’s Unfair Competition Law and related state statutes in connection with its advertising of sale prices for private label apparel and accessories. The lawsuit seeks restitution, damages, injunctive relief, and attorney’s fees and costs. On May 18, 2015, the court granted plaintiff's request for certification of a class consisting of all people who, between November 5, 2010 and January 31, 2012, made purchases in California of JCP private or exclusive label apparel or accessories advertised at a discount of at least 30% off the stated original or regular price (excluding those who only received such discount by using coupon(s)), and who have not received a refund or credit for their purchases. We believe this lawsuit is without merit and we intend to continue to vigorously defend this lawsuit. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

We are subject to various other legal and governmental proceedings involving routine litigation incidental to our business. Accruals have been established based on our best estimates of our potential liability in certain of these matters, including certain matters discussed above, all of which we believe aggregate to an amount that is not material to the unaudited Interim Consolidated Financial Statements. These estimates were developed in consultation with in-house and outside counsel. While no assurance can be given as to the ultimate outcome of these matters, we currently believe that the final resolution of these actions, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Contingencies
As of August 1, 2015, we estimated our total potential environmental liabilities to range from $19 million to $25 million and recorded our best estimate of $22 million in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Guarantees
In connection with the sale of the operations of our outlet stores, we assigned leases on certain outlet store locations to the purchaser.  In the event that the purchaser fails to make the required lease payments, we continue for a period of time to be liable for lease payments to the landlords of several of the leased stores. The purchaser's obligations under the lease are guaranteed to us by certain principals and affiliates of the purchaser. However, the purchaser has elected to exit the outlet business and has successfully negotiated termination of all but two of the leases with the landlords. As of August 1, 2015, our maximum liability in connection with the assigned leases was $3 million.

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
Second Quarter Summary and Key Developments

▪	Sales were $2,875 million with a comparable store sales increase of 4.1%.

▪	Gross margin as a percentage of sales increased to 37.0% compared to 36.0% in the same period last year, driven by improvements in our clearance and promotional selling margins.

▪
Selling, general and administrative (SG&A) expenses decreased $63 million, or 6.5%, for the second quarter of 2015 as compared to the corresponding quarter in 2014. These savings were primarily driven by lower store controllable costs, advertising and improved credit card revenue.

▪	Earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (EBITDA) (non-GAAP) was $115 million, a $25 million improvement from the same period last year.

▪
Our net loss was $138 million, or $0.45 per share, compared to a net loss of $172 million, or $0.56 per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$17 million, or $0.05 per share, of restructuring and management transition charges;

▪	$8 million, or $0.03 per share, of expense from our qualified defined benefit pension plan (Primary Pension Plan);

▪	$6 million, or $0.02 per share, for the net gain on the sale of non-operating assets;

▪
$7 million, or $0.02 per share, of tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income for the amortization of net actuarial losses and prior service credits related to the Primary Pension Plan and the tax effect for the loss on our interest rate swaps.

Results of Operations

	Three Months Ended		Six Months Ended
($ in millions, except EPS)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Total net sales	$2,875	$2,799	$5,732	$5,600
Percent increase/(decrease) from prior year	2.7%	5.1%	2.4%	5.7%
Comparable store sales increase/(decrease)(1)	4.1%	6.0%	3.7%	6.6%
Gross margin	1,065	1,008	2,106	1,934
Operating expenses/(income):
Selling, general and administrative	901	964	1,866	1,973
Primary pension plan	8	(4)	13	(9)
Supplemental pension plans	5	6	10	12
Total pension	13	2	23	3
Depreciation and amortization	153	160	307	318
Real estate and other, net	19	(53)	(16)	(70)
Restructuring and management transition	17	5	39	27
Total operating expenses	1,103	1,078	2,219	2,251
Operating income/(loss)	(38)	(70)	(113)	(317)
Net interest expense	103	106	201	203
Income/(loss) before income taxes	(141)	(176)	(314)	(520)
Income tax expense/(benefit)	(3)	(4)	(9)	4
Net income/(loss)	$(138)	$(172)	$(305)	$(524)
EBITDA (non-GAAP)(2)	$115	$90	$194	$1
Adjusted EBITDA (non-GAAP)(2)	$134	$39	$216	$(45)
Adjusted net income/(loss) (non-GAAP)(2)	$(126)	$(228)	$(301)	$(581)
Diluted EPS	$(0.45)	$(0.56)	$(1.00)	$(1.72)
Adjusted diluted EPS (non-GAAP)(2)	$(0.41)	$(0.75)	$(0.98)	$(1.90)
Ratios as a percent of sales:
Gross margin	37.0%	36.0%	36.7%	34.5%
SG&A	31.3%	34.4%	32.6%	35.2%
Total operating expenses	38.4%	38.5%	38.7%	40.2%
Operating income/(loss)	(1.3)%	(2.5)%	(2.0)%	(5.7)%

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

Non-GAAP Financial Measures
We report our financial information in accordance with generally accepted accounting principles in the United States (GAAP). However, we present certain financial measures identified as non-GAAP under the rules of the Securities and Exchange Commission (SEC) to assess our results. We believe the presentation of these non-GAAP financial measures is useful in order to better understand our financial performance as well as to facilitate the comparison of our results to the results of our peer companies. In addition, management uses these non-GAAP financial measures to assess the results of our operations. It is important to view non-GAAP financial measures in addition to, rather than as a substitute for, those measures prepared in accordance with GAAP. We have provided reconciliations of the most directly comparable GAAP measures to our non-GAAP financial measures presented.

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, the impact of our Primary Pension Plan, the net gain on the sale of non-operating assets, the proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture) and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps. Unlike other operating expenses, restructuring and management transition charges, the net gain on the sale of non-operating assets, the proportional share of net income from our Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps are not directly related to our ongoing core business operations. Primary Pension Plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense/(income) in its entirety as we view all components of net periodic benefit expense/(income) as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

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

EBITDA and Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA, which are non-GAAP financial measures:

	Three Months Ended		Six Months Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income/(loss)	$(138)	$(172)	$(305)	$(524)
Add: Net interest expense	103	106	201	203
Add: Income tax expense/(benefit)	(3)	(4)	(9)	4
Add: Depreciation and amortization	153	160	307	318
EBITDA (non-GAAP)	115	90	194	1
Add: Restructuring and management transition charges	17	5	39	27
Add: Primary pension plan expense/(income)	8	(4)	13	(9)
Less: Net gain on the sale of non-operating assets	(6)	(9)	(8)	(21)
Less: Proportional share of net income from joint venture	—	(43)	(22)	(43)
Adjusted EBITDA (non-GAAP)	$134	$39	$216	$(45)

Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended		Six Months Ended
($ in millions, except per share data)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income/(loss)	$(138)	$(172)	$(305)	$(524)
Diluted EPS	$(0.45)	$(0.56)	$(1.00)	$(1.72)
Add: Restructuring and management transition charges, net of tax of $-, $-, $- and $-(1)	17	5	39	27
Add: Primary pension plan expense/(income), net of tax of $-, $-, $- and $-(2)	8	(4)	13	(9)
Less: Net gain on sale of non-operating assets, net of tax of $-, $-, $- and $-(3)	(6)	(9)	(8)	(21)
Less: Proportional share of net income from joint venture, net of tax of $-, $-, $- and $-(1)	—	(43)	(22)	(43)
Less: Tax impact resulting from other comprehensive income allocation(4)	(7)	(5)	(18)	(11)
Adjusted net income/(loss) (non-GAAP)	$(126)	$(228)	$(301)	$(581)
Adjusted diluted EPS (non-GAAP)	$(0.41)	$(0.75)	$(0.98)	$(1.90)

(1)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(2)	The tax effect is included in the line item Tax benefit resulting from other comprehensive income allocation. See footnote 4 below.

(3)	Tax effect was calculated using the effective tax rate for the transactions.

(4)
Represents the net tax benefit that resulted from our other comprehensive income allocation between our operating loss and Accumulated other comprehensive income for the amortization of net actuarial losses and prior service credits related to the Primary Pension Plan and the tax effect for the loss on our interest rate swaps.

Total Net Sales

	Three Months Ended		Six Months Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Total net sales	$2,875	$2,799	$5,732	$5,600
Sales percent increase/(decrease):
Total net sales	2.7%	5.1%	2.4%	5.7%
Comparable store sales	4.1%	6.0%	3.7%	6.6%

Total net sales increased $76 million in the second quarter of 2015 compared to the second quarter of 2014. For the first six months of 2015, total net sales increased $132 million from the same period last year. The following table provides the components of the net sales increase/(decrease):

	Three Months Ended	Six Months Ended
($ in millions)	August 1, 2015	August 1, 2015
Comparable store sales increase/(decrease)	$112	$204
New and closed stores, net	(31)	(77)
Other revenues and sales adjustments	(5)	5
Total net sales increase/(decrease)	$76	$132

As our omnichannel strategy continues to mature, it is increasingly difficult to distinguish between a store sale and an Internet sale. Because we no longer have a clear distinction between store sales and Internet sales, we do not separately report Internet sales. Below is a list of some of our omnichannel activities:

•	Stores increase Internet sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering online.

•	Our website increases store sales as in-store customers have often pre-shopped online before shopping in the store, including verification of which stores have online merchandise in stock.

•	Most Internet purchases are easily returned in our stores.

•	JCP Rewards can be earned and redeemed online or in stores.

•	In-store customers can order from our website with the assistance of associates in our stores or they can shop our website from the JCPenney App while inside the store.

•	Customers who utilize our mobile application can receive mobile coupons to use when they check out both online or in our stores.

•
Internet orders can be shipped from a dedicated jcpenney.com fulfillment center, a store, a store merchandise distribution center, a regional warehouse, directly from vendors or any combination of the above.

•	Certain categories of store inventory can be accessed and purchased by jcpenney.com customers and shipped directly to the customer's home from the store.

•	Internet orders can be shipped to stores for customer pick up.

•	Order online and "pick-up in store same day" is planned to roll out to our stores beginning in the second half of 2015.
Store Count
The following table compares the number of stores and gross selling space for the three and six months ended August 1, 2015 and August 2, 2014:

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
JCPenney department stores
Beginning of period	1,027	1,063	1,062	1,094
Stores opened	—	—	—	—
Closed stores	(4)	(1)	(39)	(32)
End of period(1)	1,023	1,062	1,023	1,062
The Foundry Big and Tall Supply Co.(2)	—	8	—	8

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 105 million square feet as of August 1, 2015 and 108 million square feet as of August 2, 2014.

(2)	All stores closed during 2014. Gross selling space was 41 thousand square feet as of August 2, 2014.

For the three months ended August 1, 2015, comparable store sales increased 4.1%, while total net sales increased 2.7% to $2,875 million compared with $2,799 million for the three months ended August 2, 2014. For the six months ended August 1, 2015, comparable store sales increased 3.7%, while total net sales increased 2.4% to $5,732 million compared with $5,600 million for the six months ended August 2, 2014.

For the second quarter and first half of 2015, our transaction counts, conversion rate and average unit retail increased, while the average transaction value and units per transaction decreased as compared to the corresponding prior year periods. Men's, Home and Fine Jewelry merchandise divisions experienced the highest sales gains during the second quarter and first half of 2015. Sephora inside JCPenney also continued its strong performance during the periods. Geographically, all regions of the country experienced sales gains during the second quarter with the western and central regions of the country delivering the best performance.

During the second quarter of 2015, private brand merchandise comprised 45.0% of total merchandise sales as compared to 43.4% in the corresponding prior year quarter. For the first half of 2015, private brand merchandise comprised 43.9% of total merchandise sales as compared to 42.2% in the corresponding prior year period. During the second quarters of 2015 and 2014, exclusive brand merchandise comprised 6.6% and 9.5%, respectively, of total merchandise sales. For the first six months of 2015 and 2014, exclusive brand merchandise comprised 7.3% and 10.6%, respectively, of total merchandise sales.

Gross Margin
Gross margin for the three months ended August 1, 2015 was $1,065 million, an increase of $57 million compared to $1,008 million for the three months ended August 2, 2014. Gross margin as a percentage of sales for the three months ended August 1, 2015 was 37.0% compared to 36.0% for the three months ended August 2, 2014. The 100 basis point increase was driven by improvements in our clearance and promotional selling margins.

Gross margin for the six months ended August 1, 2015 was $2,106 million, an increase of $172 million compared to $1,934 million for the six months ended August 2, 2014. Gross margin as a percentage of sales for the six months ended August 1, 2015 was 36.7% compared to 34.5% for the six months ended August 2, 2014. The 220 basis point increase resulted primarily from significant improvement in our mix and margin on clearance sales and increased private brands penetration with higher margins.

SG&A Expenses
For the three months ended August 1, 2015, SG&A expenses were $63 million lower than the corresponding period of 2014. As a percent of sales, SG&A expenses decreased to 31.3% compared to 34.4% in the second quarter of 2014. Through the first six months of 2015, SG&A expenses were $107 million lower than the corresponding period of 2014. Through the first six months of 2015, as a percent of sales, SG&A expenses decreased to 32.6% compared to 35.2% in the corresponding period of 2014, reflecting how we effectively managed SG&A expenses throughout the first six months of 2015. The net decrease in SG&A expenses for both the second quarter and first half of 2015 as compared to the corresponding prior year periods was primarily driven by lower store controllable costs, lower advertising expenses and improved private label credit card revenue.

Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. The income we earn under our agreement with Synchrony is included as an offset to Selling, general and administrative expenses. For the second quarters of 2015 and 2014, we recognized income of $58 million and $38 million, respectively, pursuant to our agreement with Synchrony. Through the first halves of 2015 and 2014, we recognized income of $114 million and $82 million, respectively.

Pension Expense

	Three Months Ended		Six Months Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Primary Pension Plan	$8	$(4)	$13	$(9)
Supplemental pension plans	5	6	10	12
Total pension expense	$13	$2	$23	$3
Total pension expense, which consists of expense/(income) from our Primary Pension Plan and our supplemental pension plans, is based on our 2014 year-end measurement of pension plan assets and benefit obligations. For the second quarter of 2015, we had expense of $8 million related to our Primary Pension Plan compared to income of $4 million in the second quarter of 2014. For the first six months of 2015, we had expense of $13 million compared to income of $9 million in the prior year corresponding period. The change to expense for our Primary Pension Plan was primarily driven by a 102 basis point decline in our discount rate; the adoption of new mortality tables for the majority of the plan participants which reflect longer life expectancy compared to previous mortality assumptions; and lowering the expected return on plan assets from 7.0% to 6.75%. These negative impacts were partially offset by asset performance in 2014. Our supplemental pension plans expense decreased $1 million for the second quarter of 2015 to $5 million, as compared to $6 million in the corresponding prior year period. For the first six months of 2015, our supplemental pension plans expense decreased $2 million to $10 million.
In August 2015, as a result of a plan amendment, we offered approximately 31,000 retirees and beneficiaries in the Primary Pension Plan who commenced their benefit between January 1, 2000 and August 31, 2012 the option to receive a lump-sum settlement payment. In addition, we also offered approximately 8,000 participants in the Primary Pension Plan who separated from service and had a deferred vested benefit as of August 31, 2012 the option to receive a lump-sum settlement payment.

These participants have until September 18, 2015 to elect to receive the lump-sum settlement payment with the payments to be made by the Company beginning on November 2, 2015 using assets from the Primary Pension Plan. Accordingly, the settlement expense related to the lump sum payments will be recognized in the fourth quarter of 2015.
Depreciation and Amortization Expense
Depreciation and amortization expense in the second quarter of 2015 decreased $7 million to $153 million from $160 million for the comparable 2014 period. For the first six months of 2015, depreciation and amortization expense decreased $11 million to $307 million from $318 million last year. The decrease for the first three and six months of 2015 is primarily a result of closing 72 store locations since the beginning of 2014.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Home office and stores	$15	$—	$29	$12
Management transition	1	1	7	8
Other	1	4	3	7
Total	$17	$5	$39	$27

Home Office and Stores
During the six months ended August 1, 2015 and August 2, 2014, we recorded $29 million and $12 million, respectively, of charges for actions taken to reduce our home office and store expenses. In January 2015 and during the second quarter of 2015, we approved the closing of 41 department stores with closing dates all to occur during fiscal 2015. As a result of these approved closures, during the first half of 2015, we incurred charges of $29 million related to employee termination benefits and lease termination costs associated with the closure of 39 of the 41 stores.

Last year we also closed stores as part of our turnaround efforts. During the first half of 2014, we incurred charges of $12 million for employee termination benefits and lease termination costs associated with the closure of 32 of the 33 stores that closed during 2014.
Management Transition
During the six months ended August 1, 2015 and August 2, 2014, we implemented changes within our management leadership team that resulted in management transition costs of $7 million and $8 million, respectively, for both incoming and outgoing members of management.
Other
During the six months ended August 1, 2015 and August 2, 2014, we recorded $3 million and $7 million, respectively, of miscellaneous restructuring charges. The 2015 charges were related to costs associated with the closure of our Sumner, Washington store merchandise distribution center and contract termination costs associated with our previous shops strategy. The 2014 charges were primarily related to contract termination costs associated with our previous shops strategy.

Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries, net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into the Home Office Land Joint Venture in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas. The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net. For the three months ended August 1, 2015 and August 2, 2014, Real estate and other, net was expense of $19 million and income of $53 million, respectively. For the six months ended August 1, 2015 and August 2, 2014, Real estate and other, net was income of $16 million and $70 million, respectively.
Sale of Non-Operating Assets
During the first quarter of 2015, we sold two properties used in our former auto center operations and two former outlet store locations for net proceeds of $6 million, resulting in net gains totaling $2 million. During the second quarter of 2015, we sold two additional properties used in our former auto center operations for net proceeds of $7 million, resulting in net gains totaling $6 million.
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
Sale of Operating Assets
During the first quarter of 2015, we recognized a net gain of $8 million for the sale of a former furniture store location and for payments received from landlords to terminate two existing leases prior to the original expiration date.

During the first quarter of 2014, we sold a former department store location with a net book value of $1 million for net proceeds of $2 million, realizing a gain of $1 million.

Investment Income from Joint Ventures
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

Other
During the second quarter of 2015, we recognized a net gain of $3 million on a payment received from a landlord to terminate an existing lease prior to its original expiration date.
Operating Income/(Loss)
For the second quarter of 2015, we reported an operating loss of $38 million compared to an operating loss of $70 million in the prior year corresponding period. For the six months ended August 1, 2015, we reported an operating loss of $113 million compared to an operating loss of $317 million in the prior year corresponding period, reflecting better operating performance achieved by the Company.

Net Interest Expense
Net interest expense for the second quarters of 2015 and 2014 was $103 million and $106 million, respectively. For the six months ended August 1, 2015, net interest expense was $201 million compared to $203 million in the prior year corresponding period, reflecting similar debt levels between the two periods.
During the second quarter of 2015, we entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges.
Income Taxes
Income taxes for the three months ended August 1, 2015 was a benefit of $3 million compared to a benefit of $4 million for the three months ended August 2, 2014. Income taxes for the six months ended August 1, 2015 was a benefit of $9 million compared to an expense of $4 million for the six months ended August 2, 2014. Income taxes for the three and six months ended August 1, 2015 were impacted by a net increase to the tax valuation allowance for deferred tax assets of $46 million and $90 million, respectively.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Beginning in the second quarter of 2013 and for each quarter thereafter, our estimate of the realization of deferred tax assets was based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards. Accordingly, in the second quarter of 2015, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards. As of August 1, 2015, a valuation allowance of $874 million has been recorded against our deferred tax assets.

The net tax benefit of $3 million for the three months ended August 1, 2015 consisted of state and foreign tax expenses of $3 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by an $8 million benefit relating to other comprehensive income. In accordance with GAAP, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of an income tax benefit of $8 million in operating results, offset by an $8 million charge to other comprehensive income for the quarter.

The net tax benefit of $9 million for the six months ended August 1, 2015 consisted of state and foreign tax expenses of $7 million and $4 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $20 million benefit relating to other comprehensive income. In accordance with GAAP, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of an income tax benefit of $20 million in operating results, offset by a $20 million charge to other comprehensive income for the quarter.

EBITDA and Adjusted EBITDA (non-GAAP)
For the three months ended August 1, 2015, EBITDA was $115 million, an improvement of $25 million compared to EBITDA of $90 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets and the proportional share of net income from the Home Office Land Joint Venture, adjusted EBITDA improved $95 million to an adjusted EBITDA of $134 million for the three months ended August 1, 2015 compared to an adjusted EBITDA of $39 million for the prior year corresponding period.

For the six months ended August 1, 2015, EBITDA was $194 million, an improvement of $193 million compared to EBITDA of $1 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets and the proportional share of net income from the Home Office Land Joint Venture, adjusted EBITDA improved $261 million to a positive adjusted EBITDA of $216 million for the six months ended August 1, 2015 compared to a negative adjusted EBITDA of $45 million for the prior year corresponding period.

Overall, EBITDA and adjusted EBITDA improved significantly for the six months ended August 1, 2015 as compared to the corresponding prior year period as we were able to improve sales, achieve higher margins and reduce our operating costs.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the second quarter of 2015 with $973 million of cash and cash equivalents. As of the end of the second quarter of 2015, based on our borrowing base and amounts reserved for outstanding standby and import letters of credit, we had $1,325 million available for future borrowings, providing a total available liquidity of $2,298 million. During the second quarter of 2015, we entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Six Months Ended
($ in millions)	August 1, 2015	August 2, 2014
Cash and cash equivalents	$973	$1,036
Merchandise inventory	3,005	2,848
Property and equipment, net	4,989	5,415

Total debt(1)	5,298	5,329
Stockholders’ equity	1,660	2,600
Total capitalization	6,958	7,929
Maximum capacity under our revolving facility	1,850	1,850
Cash flow from operating activities	(184)	(134)
Free cash flow (non-GAAP)(2)	(320)	(273)
Capital expenditures(3)	141	141
Ratios:
Total debt-to-total capitalization(4)	76%	67%
Cash-to-total debt(5)	18%	19%

(1)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, note payable and any current borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the second quarters of 2015 and 2014, we had accrued capital expenditures of $40 million and $20 million, respectively.

(4)	Total debt divided by total capitalization.

(5)	Cash and cash equivalents divided by total debt.
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

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended		Six Months Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net cash provided by/(used in) operating activities (GAAP)	$42	$137	$(184)	$(134)
Add:
Proceeds from sale of operating assets	—	—	5	2
Less:
Capital expenditures(1)	(95)	(61)	(141)	(141)
Free cash flow (non-GAAP)	$(53)	$76	$(320)	$(273)

(1)	As of the end of the second quarters of 2015 and 2014, we had accrued capital expenditures of $40 million and $20 million, respectively.
Free cash flow for the three months ended August 1, 2015 decreased $129 million to an outflow of $53 million compared to an inflow of $76 million in the same period last year. Free cash flow for the six months ended August 1, 2015 decreased $47 million to an outflow of $320 million compared to an outflow of $273 million in the same period last year. The year-over-year decrease was driven by our investments in inventory to fund our growth initiatives.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flow from operating activities for the three months ended August 1, 2015 declined $95 million to an inflow of $42 million compared to an inflow of $137 million for the same period in 2014. Cash flow from operating activities for the six months ended August 1, 2015 declined $50 million to an outflow of $184 million compared to an outflow of $134 million for the same period in 2014. Our net loss of $305 million for the six months ended August 1, 2015 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, the gain on the sale of assets, stock-based compensation and deferred taxes. The overall increase in cash used in operations was driven by our investments in inventory. Cash flows from operating activities for the first half of 2015 also included construction allowances from landlords of $4 million, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory increased $157 million to $3,005 million, or 5.5%, as of the end of the second quarter of 2015 compared to $2,848 million as of the end of the second quarter last year and increased $353 million from year-end. Merchandise accounts payable increased $138 million as of the end of the second quarter of 2015 compared to the corresponding prior year period and increased $125 million from year-end.
Investing Activities
Investing activities for the three months ended August 1, 2015 was a cash outflow of $88 million compared to an outflow of $42 million for the same three month period of 2014. Investing activities through the first six months of 2015 was a cash outflow of $123 million compared to an outflow of $105 million for the same six month period of 2014. The increase in the cash outflow from investing activities was primarily a result of lower proceeds from the sale of non-operating assets.
Cash capital expenditures were $141 million for both the six months ended August 1, 2015 and the six months ended August 2, 2014. In addition, as of the end of the second quarters of 2015 and 2014, we had $40 million and $20 million, respectively, of accrued capital expenditures. Through the first six months of 2015, capital expenditures related primarily to the opening of 23 Sephora inside JCPenney stores, investments in information technology in both our home office and stores and investments in our store environment. We received construction allowances from landlords of $4 million in the first half of 2015, which are classified as operating activities, to fund a portion of the capital expenditures related to store leasehold improvements. These funds have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.

For the six months ended August 2, 2014 capital expenditures related primarily to the opening of 43 Sephora inside JCPenney stores, the preparation for the opening of a new department store in the third quarter of 2014 and the investment in information technology in both our home office and stores.
Full year 2015 capital expenditures are expected to be approximately $250 to $300 million. Capital expenditures for the remainder of 2015 include accrued expenditures of $40 million at the end of the second quarter.
Financing Activities
Financing activities for the six months ended August 1, 2015 resulted in an outflow of $38 million compared to an outflow of $240 million for the same period last year.

During the first six months of 2015, we repaid $23 million on our capital leases and note payable, $11 million on our $2.25 billion five-year senior secured term loan that was entered into in May 2013 (2013 Term Loan) and $2 million on our $500 million term loan entered into in June 2014 (2014 Term Loan).
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

2014 Credit Facility
On June 20, 2014, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation entered into a $2,350 million asset-based senior credit facility (2014 Credit Facility), comprised of a $1,850 million revolving line of credit (Revolving Facility) and the $500 million 2014 Term Loan. As of the end of the second quarter of 2015, we had $495 million outstanding on the 2014 Term Loan and no borrowings outstanding under the Revolving Facility. In addition, as of the end of the second quarter of 2015, based on our borrowing base, we had $1,635 million available for borrowing, of which $310 million was reserved for outstanding standby and import letters of credit, none of which have been drawn on, leaving $1,325 million for future borrowings. The applicable rate for standby and import letters of credit was 2.50% and 1.25%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Facility.
Credit Ratings
Our credit ratings and outlook as of September 4, 2015 were as follows:

	Corporate	Outlook
Fitch Ratings	B-	Stable
Moody’s Investors Service, Inc.	Caa1	Positive
Standard & Poor’s Ratings Services	CCC+	Positive
Credit rating agencies periodically review our capital structure and the quality and stability of our earnings. Rating agencies consider, among other things, changes in operating performance, comparable store sales, the economic environment, conditions in the retail industry, financial leverage and changes in our business strategy in their rating decisions. Downgrades to our long-term credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings. On June 30, 2015, Moody's Investors Service, Inc. raised our outlook to positive from stable and on August 27, 2015, Fitch Ratings raised our rating to B- from CCC.
Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2014 Form 10-K. Our unrecorded contractual obligations related to merchandise have increased approximately 7% since year end primarily due to the seasonality of our business and updates to our supplier base in the ordinary course of business.
Inflation
Our business is affected by general economic conditions, including changes in prices for labor and commodities such as petroleum, energy and cotton. In the spring of 2015, we benefited modestly from the reduction in the price of cotton and improved freight rates due to lower fuel costs.  These were offset by freight premiums to ship goods to East and Gulf Coast ports and increased air shipments due to disruptions in the operations of West Coast ports. For fall 2015, we expect a continuation of the benefit from lower fuel costs and stable cotton pricing.
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
There were no changes to our critical accounting policies during the six months ended August 1, 2015. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2014 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 2 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the six months ended August 1, 2015 are not necessarily indicative of the results for future quarters or the entire year.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at August 1, 2015 are similar to those disclosed in the 2014 Form 10-K. During the second quarter of 2015, we entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges.
Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the second quarter ended August 1, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The matters under the caption "Litigation" in Note 14 of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.
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

As of August 1, 2015, we have $5.298 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged.

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

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through August 1, 2015, the Company has not had a Section 382 ownership change through August 1, 2015.

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
10.1
Sixth Amendment dated as of June 26, 2015 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and Synchrony Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013, the Third Amendment thereto dated October 11, 2013, the Fourth Amendment thereto dated February 25, 2014, and the Fifth Amendment thereto dated April 6, 2015
†
10.2	Letter Agreement dated May 15, 2015 between J. C. Penney Company, Inc. and Andrew S. Drexler	8-K	001-15274	10.1	5/21/2015
10.3	Form of Termination Pay Agreement	8-K	001-15274	10.2	5/21/2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/ Andrew S. Drexler
Andrew S. Drexler Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: September 8, 2015