Form 10-Q
period 2015-10-31
J C PENNEY CO INC
filed 2015-12-09
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 306,004,010 shares of Common Stock of 50 cents par value, as of December 4, 2015.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended October 31, 2015

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Total net sales	$2,897	$2,764	$8,629	$8,364
Cost of goods sold	1,815	1,751	5,441	5,417
Gross margin	1,082	1,013	3,188	2,947
Operating expenses/(income):
Selling, general and administrative (SG&A)	947	988	2,813	2,961
Pension	12	1	35	4
Depreciation and amortization	152	156	459	474
Real estate and other, net	2	(90)	(14)	(160)
Restructuring and management transition	14	12	53	39
Total operating expenses	1,127	1,067	3,346	3,318
Operating income/(loss)	(45)	(54)	(158)	(371)
Loss on extinguishment of debt	—	34	—	34
Net interest expense	102	103	303	306
Income/(loss) before income taxes	(147)	(191)	(461)	(711)
Income tax expense/(benefit)	(10)	(3)	(19)	1
Net income/(loss)	$(137)	$(188)	$(442)	$(712)
Earnings/(loss) per share:
Basic	$(0.45)	$(0.62)	$(1.45)	$(2.33)
Diluted	$(0.45)	$(0.62)	$(1.45)	$(2.33)
Weighted average shares – basic	306.0	305.3	305.8	305.1
Weighted average shares – diluted	306.0	305.3	305.8	305.1
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income/(loss)	$(137)	$(188)	$(442)	$(712)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	18	10	53	30
Reclassification for amortization of prior service (credit)/cost	—	(1)	—	(1)
Cash flow hedges
Net gain/(loss) on interest rate swaps	(6)	—	(12)	—
Total other comprehensive income/(loss), net of tax	12	9	41	29
Total comprehensive income/(loss), net of tax	$(125)	$(179)	$(401)	$(683)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2015	November 1, 2014	January 31, 2015
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$152	$141	$119
Cash short-term investments	486	543	1,199
Cash and cash equivalents	638	684	1,318
Merchandise inventory	3,669	3,358	2,652
Deferred taxes	208	175	172
Prepaid expenses and other	218	223	189
Total current assets	4,733	4,440	4,331
Property and equipment (net of accumulated depreciation of $3,686, $3,558 and $3,617)	4,905	5,312	5,148
Prepaid pension	289	695	220
Other assets	623	618	610
Total Assets	$10,550	$11,065	$10,309
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,453	$1,289	$997
Other accounts payable and accrued expenses	1,246	1,079	1,103
Current portion of capital leases and note payable	26	30	28
Current maturities of long-term debt	106	28	28
Total current liabilities	2,831	2,426	2,156
Long-term capital leases and note payable	14	40	38
Long-term debt	5,147	5,229	5,227
Deferred taxes	395	357	363
Other liabilities	616	583	611
Total Liabilities	9,003	8,635	8,395
Stockholders’ Equity
Common stock(1)	153	152	152
Additional paid-in capital	4,639	4,597	4,606
Reinvested earnings/(accumulated deficit)	(2,221)	(1,720)	(1,779)
Accumulated other comprehensive income/(loss)	(1,024)	(599)	(1,065)
Total Stockholders’ Equity	1,547	2,430	1,914
Total Liabilities and Stockholders’ Equity	$10,550	$11,065	$10,309

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 305.5 million, 304.8 million and 304.9 million as of October 31, 2015, November 1, 2014 and January 31, 2015, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Cash flows from operating activities
Net income/(loss)	$(137)	$(188)	$(442)	$(712)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	(1)	2	3	5
Asset impairments and other charges	4	5	6	9
Net gain on sale of non-operating assets	(1)	(2)	(9)	(23)
Net gain on sale of operating assets	(1)	(90)	(9)	(91)
Loss on extinguishment of debt	—	34	—	34
Depreciation and amortization	152	156	459	474
Benefit plans	4	(5)	14	(18)
Stock-based compensation	12	8	33	24
Deferred taxes	(15)	(5)	(32)	(24)
Change in cash from:
Inventory	(664)	(510)	(1,017)	(423)
Prepaid expenses and other assets	(22)	(15)	(33)	(34)
Merchandise accounts payable	331	305	456	341
Current income taxes	4	2	10	6
Accrued expenses and other	102	(17)	145	(22)
Net cash provided by/(used in) operating activities	(232)	(320)	(416)	(454)
Cash flows from investing activities
Capital expenditures	(93)	(61)	(234)	(202)
Net proceeds from sale of non-operating assets	—	2	13	28
Net proceeds from sale of operating assets	1	66	6	68
Joint venture return of investment	—	—	—	8
Net cash provided by/(used in) investing activities	(92)	7	(215)	(98)
Cash flows from financing activities
Payments on short-term borrowings	—	—	—	(650)
Net proceeds from issuance of long-term debt	—	393	—	893
Premium on early retirement of debt	—	(33)	—	(33)
Payments of capital leases and note payable	(4)	(4)	(27)	(22)
Payments of long-term debt	(7)	(394)	(20)	(405)
Financing costs	—	(1)	—	(61)
Tax withholding payments for vested restricted stock	—	—	(2)	(1)
Net cash provided by/(used in) financing activities	(11)	(39)	(49)	(279)
Net increase/(decrease) in cash and cash equivalents	(335)	(352)	(680)	(831)
Cash and cash equivalents at beginning of period	973	1,036	1,318	1,515
Cash and cash equivalents at end of period	$638	$684	$638	$684

Supplemental cash flow information
Income taxes received/(paid), net	$—	$(1)	$(2)	$(20)
Interest received/(paid), net	(128)	(160)	(312)	(343)
Supplemental non-cash investing and financing activity
Property contributed to joint venture	—	—	—	30
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	(19)	(2)	10	(7)
Financing costs withheld from proceeds of long-term debt	—	7	—	7
Purchase of property and equipment and software through capital leases and a note payable	—	—	—	3

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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended October 31, 2015” and “three months ended November 1, 2014” refer to the 13-week periods ended October 31, 2015 and November 1, 2014, respectively. "Nine months ended October 31, 2015" and "nine months ended November 1, 2014" refer to the 39-week periods ended October 31, 2015 and November 1, 2014, respectively. Fiscal years 2015 and 2014 contain 52 weeks.
Basis of Consolidation
All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income/(loss) in any period.
Use of Estimates and Assumptions
The preparation of unaudited Interim Consolidated Financial Statements, in conformity with GAAP, requires us to make assumptions and use estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to: inventory valuation under the retail method, specifically actual and expected permanent reductions to retail prices (markdowns and markdown accruals) and adjustments for shortages (shrinkage); valuation of long-lived assets and indefinite-lived intangible assets for impairments; fair value of interest rate swaps; reserves for closed stores, workers’ compensation and general liability (insurance), environmental contingencies, income taxes and litigation; and pension and other postretirement benefits accounting. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

2. Effect of New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company early adopted ASU 2015-03 retrospectively in its second quarter ended August 1, 2015. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $95 million and $100 million as of January 31, 2015 and November 1, 2014, respectively, from Other assets to a reduction in Long-term debt on the unaudited Interim Consolidated Balance Sheets. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.
3. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Earnings/(loss)
Net income/(loss)	$(137)	$(188)	$(442)	$(712)
Shares
Weighted average common shares outstanding (basic shares)	306.0	305.3	305.8	305.1
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—	—
Weighted average shares assuming dilution (diluted shares)	306.0	305.3	305.8	305.1
EPS
Basic	$(0.45)	$(0.62)	$(1.45)	$(2.33)
Diluted	$(0.45)	$(0.62)	$(1.45)	$(2.33)
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Stock options, restricted stock awards and warrant	32.0	26.9	31.8	26.1
4. Credit Facility
The Company has a $2,350 million asset-based senior credit facility (2014 Credit Facility) that is comprised of a $1,850 million revolving line of credit (Revolving Facility) and a $500 million term loan (2014 Term Loan). As of the end of the third quarter of 2015, we had $494 million outstanding on the 2014 Term Loan and no borrowings outstanding under the Revolving Facility. In addition, as of the end of the third quarter of 2015, based on our borrowing base, we had $1,665 million available for borrowing, of which $294 million was reserved for outstanding standby and import letters of credit, none of which have been drawn on, leaving $1,371 million for future borrowings. The applicable rate for standby and import letters of credit was 2.50% and 1.25%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Facility.
On November 16, 2015, the Company announced that it has received $500 million of incremental bank commitments to increase the size of the Revolving Facility under the 2014 Credit Facility to $2,350 million. In connection with upsizing the Revolving Facility, the Company also intends to prepay and retire the outstanding principal amount of the 2014 Term Loan.

5. Long-term Debt

	Outstanding Principal			Unamortized Debt Issuance Costs			Net Carrying Amount
($ in millions)	October 31, 2015	November 1, 2014	January 31, 2015	October 31, 2015	November 1, 2014	January 31, 2015	October 31, 2015	November 1, 2014	January 31, 2015
5.65% Senior Notes Due 2020(1)	$400	$400	$400	$4	$5	$5	$396	$395	$395
5.75% Senior Notes Due 2018(1)	300	300	300	1	1	1	299	299	299
6.375% Senior Notes Due 2036(1)	400	400	400	6	7	7	394	393	393
6.9% Notes Due 2026	2	2	2	—	—	—	2	2	2
7.125% Debentures Due 2023	10	10	10	—	—	—	10	10	10
7.4% Debentures Due 2037	326	326	326	1	1	1	325	325	325
7.625% Notes Due 2097	500	500	500	—	—	—	500	500	500
7.65% Debentures Due 2016	78	78	78	—	—	—	78	78	78
7.95% Debentures Due 2017	220	220	220	—	—	—	220	220	220
8.125% Senior Notes Due 2019	400	400	400	8	10	10	392	390	390
2013 Term Loan Facility	2,199	2,222	2,216	45	62	58	2,154	2,160	2,158
2014 Term Loan	494	499	498	11	14	13	483	485	485
Total debt, excluding capital leases and note payable	$5,329	$5,357	$5,350	$76	$100	$95	$5,253	$5,257	$5,255
Less: current maturities							106	28	28
Total long-term debt, excluding capital leases and note payable							$5,147	$5,229	$5,227

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

Information regarding the pre-tax changes in the fair value of our interest rate swaps is as follows:

	Three Months Ended		Nine Months Ended		Line Item in the Unaudited Interim Financial Statements
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Gain/(loss) recognized in other comprehensive income/(loss)	$(10)	$—	$(19)	$—	Accumulated other comprehensive income
Gain/(loss) recognized in net income/(loss)	—	—	(2)	—	Interest expense

Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	October 31, 2015	November 1, 2014	January 31, 2015	Balance Sheet Location	October 31, 2015	November 1, 2014	January 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	N/A	$—	$—	$—	Other accounts payable and accrued expenses	$2	$—	$—
Interest rate swaps	N/A	—	—	—	Other liabilities	19	—	—
Total derivatives designated as hedging instruments		$—	$—	$—		$21	$—	$—
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

Our cash flow hedges measured at fair value are as follows:

Cash Flow Hedges at Fair Value
($ in millions)	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 31, 2015	$—	$(21)	$—
November 1, 2014	—	—	—
January 31, 2015	—	—	—

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	October 31, 2015		November 1, 2014		January 31, 2015
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, excluding unamortized debt issuance costs, including current maturities	$5,329	$4,947	$5,357	$4,910	$5,350	$4,834
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of October 31, 2015, November 1, 2014 and January 31, 2015, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments. In addition, the fair values of capital lease commitments and the note payable approximated their carrying values. These items have been excluded from the table above.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.
8. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the nine months ended October 31, 2015:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
January 31, 2015	304.9	$152	$4,606	$(1,779)	$(1,065)	$1,914
Net income/(loss)	—	—	—	(442)	—	(442)
Other comprehensive income/(loss)	—	—	—	—	41	41
Stock-based compensation	0.6	1	33	—	—	34
October 31, 2015	305.5	$153	$4,639	$(2,221)	$(1,024)	$1,547

Comprehensive Income
The tax effects allocated to each component of other comprehensive income/(loss) are as follows:

	Three Months Ended
	October 31, 2015			November 1, 2014
($ in millions)	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	$29	$(11)	$18	$16	$(6)	$10
Reclassification for amortization of prior service (credit)/cost	—	—	—	(1)	—	(1)
Cash flow hedges
Net gain/(loss) on interest rate swaps	(10)	4	(6)	—	—	—
Total	$19	$(7)	$12	$15	$(6)	$9

	Nine Months Ended
	October 31, 2015			November 1, 2014
($ in millions)	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount	Gross Amount	Income Tax (Expense)/ Benefit	Net Amount
Retirement benefit plans
Reclassification for amortization of net actuarial (gain)/loss	$87	$(34)	$53	$49	$(19)	$30
Reclassification for amortization of prior service (credit)/cost	—	—	—	(1)	—	(1)
Cash flow hedges
Net gain/(loss) on interest rate swaps	(19)	7	(12)	—	—	—
Total	$68	$(27)	$41	$48	$(19)	$29
The following table shows the changes in accumulated other comprehensive income/(loss) balances for the nine months ended October 31, 2015:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
January 31, 2015	$(1,023)	$(40)	$(2)	$—	$(1,065)
Other comprehensive income/(loss) before reclassifications	—	—	—	(14)	(14)
Amounts reclassified from accumulated other comprehensive income	53	—	—	2	55
October 31, 2015	$(970)	$(40)	$(2)	$(12)	$(1,024)

Reclassifications out of accumulated other comprehensive income/(loss) are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income/(Loss)				Line Item in the Unaudited Interim Consolidated Statements of Operations
	Three Months Ended		Nine Months Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Amortization of retirement benefit plans
Actuarial loss/(gain)(1)	$29	$16	$87	$49	Pension
Prior service cost/(credit)(1)	2	1	6	5	Pension
Prior service cost/(credit)(1)	(2)	(2)	(6)	(6)	SG&A
Cash flow hedges
Realized loss/(gain)	—	—	2	—	Net interest expense
Tax (expense)/benefit	(10)	(6)	(34)	(19)	Income tax expense/(benefit)
Total, net of tax	19	9	55	29
Total reclassifications	$19	$9	$55	$29

(1)	These accumulated other comprehensive income/(loss) components are included in the computation of net periodic benefit expense/(income). See Note 10 for additional details.

9. Stock-based Compensation
We grant stock-based compensation awards to employees and non-employee directors under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan (2014 Plan). As of October 31, 2015, a maximum of 11.4 million shares of stock were available for future grant under the 2014 Plan.
Stock-based compensation expense for the three months ended October 31, 2015 and November 1, 2014 was $17 million and $10 million, respectively. Stock-based compensation expense for the nine months ended October 31, 2015 and November 1, 2014 was $47 million and $31 million, respectively. Through the first nine months of 2015, the Company granted the following stock-based compensation awards:

	Restricted Stock Units (RSU)		Stock Options
Grant Date	Time-based	Performance-based	Time-based	Exercise Price
March 3, 2015	28,554	—	—	$—
March 19, 2015	2,135,177	1,534,754	4,294,885	$7.77
May 18, 2015	11,696	—	—	$—
May 20, 2015	15,878	31,755	38,624	$8.66
June 4, 2015	49,190	98,380	123,188	$8.64
June 11, 2015(1)	31,437	—	78,358	$8.35
August 7, 2015	303,398	—	—	$—
August 18, 2015	211,161	—	—	$—
October 6, 2015	112,359	—	269,608	$9.79
Total	2,898,850	1,664,889	4,804,663	$7.92

Weighted-average grant date fair value	$7.99	$7.44	$3.48

(1) RSUs and options were granted under an equity inducement plan.

Performance-based awards that ultimately vest are dependent on market performance targets measured by the achievement of internal profitability targets for 2015 through 2017 (performance condition).

In addition to the grants above, on March 19, 2015, we granted approximately 2.5 million phantom units as part of our management incentive compensation plan, which are similar to RSUs in that the number of units granted was based on the price of our stock, but the units will be settled in cash based on the value of our stock on the vesting date, up to a maximum of $15.54 per phantom unit. The fair value of the awards is remeasured at each reporting period and was $9.17 per share as of October 31, 2015. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in Other liabilities in our unaudited Interim Consolidated Balance Sheets. We also granted approximately 154,000 fully vested RSUs to directors during the second quarter of 2015 with a fair value of $8.64 per RSU award.

10. Retirement Benefit Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan), non-contributory supplemental pension plans and contributory postretirement health and welfare plan were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Primary Pension Plan
Service cost	$17	$15	$52	$46
Interest cost	49	53	147	158
Other cost	2	—	5	—
Expected return on plan assets	(89)	(87)	(267)	(261)
Amortization of actuarial loss/(gain)	26	13	77	38
Amortization of prior service cost/(credit)	2	1	6	5
Loss/(gain) on transfer of benefits	—	6	—	6
Net periodic benefit expense/(income)	$7	$1	$20	$(8)

Supplemental Pension Plans
Service cost	$—	$—	$—	$—
Interest cost	2	3	5	7
Amortization of actuarial loss/(gain)	3	3	10	11
Amortization of prior service cost/(credit)	—	—	—	—
Loss/(gain) on transfer of benefits	—	(6)	—	(6)
Net periodic benefit expense/(income)	$5	$—	$15	$12

Primary and Supplemental Pension Plans Total
Service cost	$17	$15	$52	$46
Interest cost	51	56	152	165
Other cost	2	—	5	—
Expected return on plan assets	(89)	(87)	(267)	(261)
Amortization of actuarial loss/(gain)	29	16	87	49
Amortization of prior service cost/(credit)	2	1	6	5
Loss/(gain) on transfer of benefits	—	—	—	—
Net periodic benefit expense/(income)	$12	$1	$35	$4

Postretirement Health and Welfare Plan
Service cost	$—	$—	$—	$—
Interest cost	—	—	—	—
Amortization of actuarial loss/(gain)	—	—	—	—
Amortization of prior service cost/(credit)	(2)	(2)	(6)	(6)
Net periodic benefit expense/(income)	$(2)	$(2)	$(6)	$(6)

Retirement Benefit Plans Total
Service cost	$17	$15	$52	$46
Interest cost	51	56	152	165
Other cost	2	—	5	—
Expected return on plan assets	(89)	(87)	(267)	(261)
Amortization of actuarial loss/(gain)	29	16	87	49
Amortization of prior service cost/(credit)	—	(1)	—	(1)
Loss/(gain) on transfer of benefits	—	—	—	—
Net periodic benefit expense/(income)	$10	$(1)	$29	$(2)

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
Primary Pension Plan Lump-Sum Payment Offer and Annuity Contract
In August 2015, as a result of a plan amendment, we offered approximately 31,000 retirees and beneficiaries in the Primary Pension Plan who commenced their benefit between January 1, 2000 and August 31, 2012 the option to receive a lump-sum settlement payment. In addition, we offered approximately 8,000 participants in the Primary Pension Plan who separated from service and had a deferred vested benefit as of August 31, 2012 the option to receive a lump-sum settlement payment.  Approximately 12,000 retirees and beneficiaries elected to receive voluntary lump-sum payments to settle the Primary Pension Plan's obligation to them. In addition, approximately 1,900 former employees having deferred vested benefits elected to receive lump-sums. The lump-sum settlement payments were made by the Company on November 5, 2015 using assets from the Primary Pension Plan.  Accordingly, the settlement expense related to the lump sum payments will be recognized in the fourth quarter of 2015.

The Company has also entered into a definitive agreement to purchase a group annuity contract from The Prudential Insurance Company of America (Prudential), under which Prudential will pay and administer future benefit payments to select retirees. The agreement provides for the Primary Pension Plan to transfer a portion of its obligations and assets to Prudential. The annuity transaction closed on December 7, 2015, and the Company has an option to transfer additional portions in 2016 if market conditions warrant.
Defined Contribution Plans
Our defined contribution plans include a qualified Savings, Profit-Sharing and Stock Ownership Plan (401(k) plan), which includes a non-contributory retirement account, and a non-qualified contributory unfunded mirror savings plan offered to certain members of management. Total expense for our defined contribution plans for the third quarters of 2015 and 2014 was $16 million and $12 million, respectively, and was predominantly included in SG&A expenses in the unaudited Interim Consolidated Statements of Operations. Total expense for the first nine months of 2015 and 2014 was $43 million and $38 million, respectively.
11. Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended		Cumulative Amount From Program Inception Through October 31, 2015
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Home office and stores	$9	$3	$38	$15	$285
Management transition	3	7	10	15	234
Other	2	2	5	9	154
Total	$14	$12	$53	$39	$673

Home Office and Stores
During the nine months ended October 31, 2015 and November 1, 2014, we recorded $38 million and $15 million, respectively, of charges for actions taken to reduce our home office and store expenses. In January 2015 and during the second quarter of 2015, we approved the closing of 41 department stores with closing dates all to occur during fiscal 2015. As a result of these approved closures, during the first nine months of 2015, we incurred charges of $24 million related to employee termination benefits and lease termination costs associated with the closure of those stores. Additionally, during the first nine months of 2015, we incurred $14 million related to employee termination benefits in connection with the elimination of approximately 300 positions in our home office.

In 2014 we also closed 33 stores as part of our turnaround efforts. During the first nine months of 2014, we incurred charges of $13 million for employee termination benefits and lease termination costs associated with the closure of those stores. Additionally, we incurred $2 million of other miscellaneous store restructuring costs.

Management Transition
During the nine months ended October 31, 2015 and November 1, 2014, we implemented changes within our management leadership team that resulted in management transition costs of $10 million and $15 million, respectively, for both incoming and outgoing members of management.
Other
During the nine months ended October 31, 2015 and November 1, 2014, we recorded $5 million and $9 million, respectively, of miscellaneous restructuring charges. The 2015 charges were primarily related to costs associated with the closure of our Sumner, Washington store merchandise distribution center and contract termination costs associated with our previous shops strategy. The 2014 charges were primarily related to contract termination costs associated with our previous shops strategy.

Activity for the restructuring and management transition liability for the nine months ended October 31, 2015 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
January 31, 2015	$9	$—	$17	$26
Charges	38	10	5	53
Cash payments	(21)	(7)	(6)	(34)
Non-cash	—	(2)	(1)	(3)
October 31, 2015	$26	$1	$15	$42
The non-cash amounts represent charges primarily for stock-based compensation expense in conjunction with accelerated vesting related to terminations and for the write-off of store merchandise distribution center fixtures.
12. Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries, net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into a joint venture in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture). The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net. For the three months ended October 31, 2015 and November 1, 2014, Real estate and other, net was expense of $2 million and income of $90 million, respectively. For the nine months ended October 31, 2015 and November 1, 2014, Real estate and other, net was income of $14 million and $160 million, respectively.
Sale of Non-Operating Assets
During the first quarter of 2015, we sold two properties used in our former auto center operations and two former outlet store locations for net proceeds of $6 million, resulting in net gains totaling $2 million. During the second quarter of 2015, we sold two additional properties used in our former auto center operations for net proceeds of $7 million, resulting in net gains totaling $6 million. During the third quarter of 2015, we recognized a net gain of $1 million on the previous sale of 11 acres of land to the Home Office Land Joint Venture.

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
Sale of Operating Assets
During the first quarter of 2015, we recognized a net gain of $8 million for the sale of a former furniture store location and for payments received from landlords to terminate two existing leases prior to the original expiration date. During the third quarter of 2015, we recognized a net gain of $1 million for the sale of excess property.

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

Investment Income from Joint Ventures
During the first quarter of 2015, the Company recorded $22 million for our proportional share of net income from the Home Office Land Joint Venture and received an aggregate cash distribution of $22 million. During the third quarter of 2015, the Company recorded $19 million for our proportional share of net income from the Home Office Land Joint Venture.

During the second quarter of 2014, the Company recorded $43 million for our proportional share of net income from the Home Office Land Joint Venture and received an aggregate cash distribution of $51 million.

Settlement of Class Action Lawsuit
During the third quarter of 2015, the Company accrued an additional $20 million under the proposed settlement related to the pricing class action litigation. This brings the total accrual to $50 million for the nine months ended October 31, 2015. Pursuant to the settlement, which is subject to court approval, class members will have the option of selecting a cash payment or store credit. The amount of the payment or credit will depend on the total amount of certain merchandise purchased by each class member during the class period.

Other
During the second quarter of 2015, we recognized a net gain of $3 million on a payment received from a landlord to terminate an existing lease prior to its original expiration date.
13. Income Taxes
Income taxes for the three months ended October 31, 2015 were a benefit of $10 million compared to a benefit of $3 million for the three months ended November 1, 2014. The effective tax rate for the three months ended October 31, 2015 was (6.8)% as compared to (1.6)% for the three months ended November 1, 2014. Income taxes for the nine months ended October 31, 2015 were a benefit of $19 million compared to an expense of $1 million for the nine months ended November 1, 2014. The effective tax rate for the nine months ended October 31, 2015 was (4.1)% as compared to 0.1% for the nine months ended November 1, 2014. Our effective tax rate for the three and nine months ended October 31, 2015 was impacted by a net increase to the tax valuation allowance for deferred tax assets of $41 million and $131 million, respectively.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring carryforwards. Accordingly, in the third quarter of 2015, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in net operating loss (NOL) carryforwards. A valuation allowance of $915 million has been recorded against our deferred tax assets as of October 31, 2015, which resulted in an increase to the valuation allowance during the nine months ended October 31, 2015 of $131 million.

The net tax benefit of $10 million for the three months ended October 31, 2015 consisted of state and foreign tax expenses of $1 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $6 million benefit to adjust the valuation allowance and a $7 million benefit relating to other comprehensive income. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of an income tax benefit of $7 million in operating results, offset by a $7 million charge to other comprehensive income for the quarter.

The net tax benefit of $19 million for the nine months ended October 31, 2015 consisted of state and foreign tax expenses of $8 million and $6 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $6 million benefit to adjust the valuation allowance and a $27 million benefit relating to other comprehensive income. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of an income tax benefit of $27 million in operating results, offset by a $27 million charge to other comprehensive income for the quarter.
As of October 31, 2015, we have approximately $2.7 billion of net operating losses available for U.S. federal income tax purposes, which expire in 2032 through 2035 and $52 million of tax credit carryforwards that expire at various dates through

2034. For these NOL and tax credit carryforwards a net deferred tax asset of $259 million has been recorded, net of a valuation allowance of $692 million. A valuation allowance of $223 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2035.
14. Litigation, Other Contingencies and Guarantees
Litigation
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against JCP in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to, a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs sought primarily to prevent the Company from implementing our partnership agreement with MSLO as it related to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories. On January 2, 2014, MSLO and Macy's announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant. On June 16, 2014, the court issued a ruling against the Company on the remaining claim of intentional interference, and held that Macy’s is not entitled to punitive damages. The court referred other issues related to damages to a Judicial Hearing Officer. On June 30, 2014, the Company appealed the court’s decision, and Macy’s cross-appealed a portion of the decision. On February 26, 2015, the appellate court affirmed the trial court's rulings concerning the claim of intentional interference and lack of punitive damages, and reinstated Macy's claims for intentional interference and unfair competition that had been dismissed during trial. On June 17, 2015, Macy’s appealed the court’s order that the Judicial Hearing Officer proceed with the damages phase of the proceedings on the tortious interference claim. The parties have briefed the issues and are awaiting oral argument. On October 6, 2015, the Judicial Hearing Officer conducted an evidentiary hearing on the damages attributable to Macy’s claim of tortious interference. The Judicial Hearing Officer has not yet issued a recommendation as to the amount of damages. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Ozenne Derivative Lawsuit
On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and executives. The Company is a nominal defendant in the suit. The lawsuit alleged breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit sought damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff could not proceed with his suit because he failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand was not excused. The trial court heard arguments on the Special Exceptions on June 25, 2012 and denied them. The Company and named individuals filed a mandamus proceeding in the Fifth District Court of Appeals challenging the trial court’s decision. The parties then settled the litigation and the appellate court stayed the appeal so that the trial court could review the proposed settlement. The trial court approved the settlement at a hearing on October 28, 2013 and, despite objection, awarded the plaintiff $3.1 million in attorneys’ fees and costs. Following the Company's appeal of the award of attorneys' fees and costs, the Fifth District Court of Appeals affirmed the award on December 19, 2014. The Company filed a Petition for Review with the Texas Supreme Court. The Texas Supreme Court has requested full briefing on the merits of this petition. We believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Class Action Securities Litigation
The Company, Myron E. Ullman, III and Kenneth H. Hannah are parties to the Marcus consolidated purported class action lawsuit in the U.S. District Court, Eastern District of Texas, Tyler Division. The Marcus consolidated complaint is purportedly brought on behalf of persons who acquired our common stock during the period from August 20, 2013 through September 26, 2013, and alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff claims that the defendants made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused our common stock to trade at artificially inflated prices.  The consolidated complaint seeks class certification, unspecified compensatory damages, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper. Defendants filed a motion to dismiss the consolidated complaint which was denied by the court on September 29, 2015. Defendants filed an answer to the consolidated complaint on November 12, 2015.

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

ERISA Class Action Litigation
JCP and certain present and former members of JCP's Board of Directors have been sued in a purported class action complaint by plaintiffs Roberto Ramirez and Thomas Ihle, individually and on behalf of all others similarly situated, which was filed on July 8, 2014 in the U.S. District Court, Eastern District of Texas, Tyler Division. The suit alleges that the defendants violated Section 502 of the Employee Retirement Income Security Act (ERISA) by breaching fiduciary duties relating to the J. C. Penney Corporation, Inc. Savings, Profit-Sharing and Stock Ownership Plan (the Plan). The class period is alleged to be between November 1, 2011 and September 27, 2013. Plaintiffs allege that they and others who invested in or held Company stock in the Plan during this period were injured because defendants allegedly made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused the Company’s common stock to trade at artificially inflated prices. The complaint seeks class certification, declaratory relief, a constructive trust, reimbursement of alleged losses to the Plan, actual damages, attorneys’ fees and costs, and other relief. Defendants filed a motion to dismiss the complaint which was granted in part and denied in part by the court on September 29, 2015. Defendants filed an answer to the complaint on November 6, 2015. We believe the lawsuit is without merit and we intend to vigorously defend it. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Employment Class Action Litigation
JCP is a defendant in a class action proceeding entitled Tschudy v. JCPenney Corporation filed on April 15, 2011 in the U.S. District Court, Southern District of California. The lawsuit alleges that JCP violated the California Labor Code in connection with the alleged forfeiture of accrued and vested vacation time under its “My Time Off” policy. The class consists of all JCP employees who worked in California from April 5, 2007 to the present. Plaintiffs amended the complaint to assert additional claims under the Illinois Wage Payment and Collection Act on behalf of all JCP employees who worked in Illinois from January 1, 2004 to the present. After the court granted JCP’s motion to transfer the Illinois claims, those claims are now pending in a separate action in the U.S. District Court, Northern District of Illinois, entitled Garcia v. JCPenney Corporation. The lawsuits seek compensatory damages, penalties, interest, disgorgement, declaratory and injunctive relief, and attorney’s fees and costs. Plaintiffs in both lawsuits filed motions, which the Company opposed, to certify these actions on behalf of all employees in California and Illinois based on the specific claims at issue. On December 17, 2014, the California court granted plaintiffs’ request for class certification. The Company has filed a motion to decertify this class. The Illinois court denied without prejudice plaintiffs' motion for class certification pending the filing of an amended complaint. Plaintiffs filed their amended complaint in the Illinois lawsuit on April 14, 2015 and the Company has answered. On July 2, 2015, the Illinois plaintiffs renewed their motion for class certification, which the Company has opposed. We believe these lawsuits are without merit and we intend to continue to vigorously defend these lawsuits. While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Pricing Class Action Litigation
JCP is a defendant in a class action proceeding entitled Spann v. J. C. Penney Corporation, Inc. filed on February 8, 2012 in the U.S. District Court, Central District of California. The lawsuit alleges that JCP violated California’s Unfair Competition Law and related state statutes in connection with its advertising of sale prices for private label apparel and accessories. The lawsuit seeks restitution, damages, injunctive relief, and attorney’s fees and costs. On May 18, 2015, the court granted plaintiff's request for certification of a class consisting of all people who, between November 5, 2010 and January 31, 2012, made purchases in California of JCP private or exclusive label apparel or accessories advertised at a discount of at least 30% off the stated original or regular price (excluding those who only received such discount by using coupon(s)), and who have not received a refund or credit for their purchases. The parties have reached a settlement agreement, subject to court approval, and in accordance with the term of the settlement, we have established a $50 million reserve to settle class members' claims.

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
Contingencies
As of October 31, 2015, we estimated our total potential environmental liabilities to range from $19 million to $25 million and recorded our best estimate of $22 million in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Guarantees
In connection with the sale of the operations of our outlet stores, we assigned leases on certain outlet store locations to the purchaser.  In the event that the purchaser fails to make the required lease payments, we continue for a period of time to be liable for lease payments to the landlords of several of the leased stores. The purchaser's obligations under the lease are guaranteed to us by certain principals and affiliates of the purchaser. However, the purchaser has elected to exit the outlet business and has successfully negotiated termination of all but two of the leases with the landlords. As of October 31, 2015, our maximum liability in connection with the assigned leases was $3 million.

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
Third Quarter Summary and Key Developments

▪	Sales were $2,897 million with a comparable store sales increase of 6.4%.

▪
Gross margin as a percentage of sales increased to 37.3% compared to 36.6% in the same period last year, driven by improvements in our clearance and promotional selling margins and supply chain productivity.

▪
Selling, general and administrative (SG&A) expenses decreased $41 million, or 4.1%, for the third quarter of 2015 as compared to the same period last year. These savings were primarily driven by lower store controllable costs, more efficient advertising and improved private label credit card revenue.

▪	Earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (EBITDA) (non-GAAP) was $107 million, a $5 million improvement from the same period last year.

▪
Our net loss was $137 million, or $0.45 per share, compared to a net loss of $188 million, or $0.62 per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$14 million, or $0.04 per share, of restructuring and management transition charges;

▪	$7 million, or $0.02 per share, of expense from our qualified defined benefit pension plan (Primary Pension Plan);

▪	$1 million for the net gain on the sale of non-operating assets;

▪
$19 million, or $0.06 per share, for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture); and

▪
$7 million, or $0.02 per share, of tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income for the amortization of net actuarial losses and prior service credits related to the Primary Pension Plan and the tax effect for the loss on our interest rate swaps.

Results of Operations

	Three Months Ended		Nine Months Ended
($ in millions, except EPS)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Total net sales	$2,897	$2,764	$8,629	$8,364
Percent increase/(decrease) from prior year	4.8%	(0.5)%	3.2%	3.6%
Comparable store sales increase/(decrease)(1)	6.4%	0.0%	4.6%	4.3%
Gross margin	1,082	1,013	3,188	2,947
Operating expenses/(income):
Selling, general and administrative	947	988	2,813	2,961
Primary pension plan	7	1	20	(8)
Supplemental pension plans	5	—	15	12
Total pension	12	1	35	4
Depreciation and amortization	152	156	459	474
Real estate and other, net	2	(90)	(14)	(160)
Restructuring and management transition	14	12	53	39
Total operating expenses	1,127	1,067	3,346	3,318
Operating income/(loss)	(45)	(54)	(158)	(371)
Loss on extinguishment of debt	—	34	—	34
Net interest expense	102	103	303	306
Income/(loss) before income taxes	(147)	(191)	(461)	(711)
Income tax expense/(benefit)	(10)	(3)	(19)	1
Net income/(loss)	$(137)	$(188)	$(442)	$(712)
EBITDA (non-GAAP)(2)	$107	$102	$301	$103
Adjusted EBITDA (non-GAAP)(2)	$108	$25	$324	$(20)
Adjusted net income/(loss) (non-GAAP)(2)	$(143)	$(235)	$(444)	$(816)
Diluted EPS	$(0.45)	$(0.62)	$(1.45)	$(2.33)
Adjusted diluted EPS (non-GAAP)(2)	$(0.47)	$(0.77)	$(1.45)	$(2.67)
Ratios as a percent of sales:
Gross margin	37.3%	36.6%	36.9%	35.2%
SG&A	32.7%	35.7%	32.6%	35.4%
Total operating expenses	38.9%	38.6%	38.8%	39.6%
Operating income/(loss)	(1.6)%	(2.0)%	(1.8)%	(4.4)%

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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, the impact of our Primary Pension Plan, the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from our Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps. Unlike other operating expenses, restructuring and management transition charges, the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from our Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps are not directly related to our ongoing core business operations. Primary Pension Plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense/(income) in its entirety as we view all components of net periodic benefit expense/(income) as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, Primary Pension Plan expense/(income), the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

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

EBITDA and Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA, which are non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income/(loss)	$(137)	$(188)	$(442)	$(712)
Add: Net interest expense	102	103	303	306
Add: Loss on extinguishment of debt	—	34	—	34
Total interest expense	102	137	303	340
Add: Income tax expense/(benefit)	(10)	(3)	(19)	1
Add: Depreciation and amortization	152	156	459	474
EBITDA (non-GAAP)	107	102	301	103
Add: Restructuring and management transition charges	14	12	53	39
Add: Primary Pension Plan expense/(income)	7	1	20	(8)
Less: Net gain on the sale of non-operating assets	(1)	(2)	(9)	(23)
Less: Proportional share of net income from joint venture	(19)	—	(41)	(43)
Less: Certain net gains(1)	—	(88)	—	(88)
Adjusted EBITDA (non-GAAP)	$108	$25	$324	$(20)

(1) Represents the net gain on the sale of one department store location and the net gain recognized on a payment received from a landlord to terminate an existing lease prior to its original expiration date.

For the three months ended October 31, 2015, EBITDA was $107 million, an improvement of $5 million compared to EBITDA of $102 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, certain net gains and the proportional share of net income from the Home Office Land Joint Venture, adjusted EBITDA improved $83 million to an adjusted EBITDA of $108 million for the three months ended October 31, 2015 compared to an adjusted EBITDA of $25 million for the prior year corresponding period.

For the nine months ended October 31, 2015, EBITDA was $301 million, an improvement of $198 million compared to EBITDA of $103 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, certain net gains and the proportional share of net income from the Home Office Land Joint Venture, adjusted EBITDA improved $344 million to a positive adjusted EBITDA of $324 million for the nine months ended October 31, 2015 compared to a negative adjusted EBITDA of $20 million for the prior year corresponding period.

Overall, EBITDA and adjusted EBITDA improved significantly for the nine months ended October 31, 2015 as compared to the corresponding prior year period as we were able to improve sales, achieve higher margins and reduce our operating costs.
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
($ in millions, except per share data)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income/(loss)	$(137)	$(188)	$(442)	$(712)
Diluted EPS	$(0.45)	$(0.62)	$(1.45)	$(2.33)
Add: Restructuring and management transition charges, net of tax of $-, $-, $- and $-(1)	14	12	53	39
Add: Primary Pension Plan expense/(income), net of tax of $-, $-, $- and $-(2)	7	1	20	(8)
Add: Loss on extinguishment of debt, net of tax of $-, $-, $- and $-(1)	—	34	—	34
Less: Net gain on sale of non-operating assets, net of tax of $-, $-, $- and $-(3)	(1)	(2)	(9)	(23)
Less: Proportional share of net income from joint venture, net of tax of $-, $-, $- and $-(1)	(19)	—	(41)	(43)
Less: Certain net gains, net of tax of $-, $2, $- and $2(4)	—	(86)	—	(86)
Less: Tax impact resulting from other comprehensive income allocation(5)	(7)	(6)	(25)	(17)
Adjusted net income/(loss) (non-GAAP)	$(143)	$(235)	$(444)	$(816)
Adjusted diluted EPS (non-GAAP)	$(0.47)	$(0.77)	$(1.45)	$(2.67)

(1)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(2)	The tax effect is included in the line item Tax impact resulting from other comprehensive income allocation. See footnote 5 below.

(3)	Tax effect was calculated using the effective tax rate for the transactions.

(4)	Tax effect represents state taxes payable in separately filing states.

(5)
Represents the net tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income for the amortization of net actuarial losses and prior service credits related to the Primary Pension Plan and the tax effect for the loss on our interest rate swaps.

Total Net Sales

	Three Months Ended		Nine Months Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Total net sales	$2,897	$2,764	$8,629	$8,364
Sales percent increase/(decrease):
Total net sales	4.8%	(0.5)%	3.2%	3.6%
Comparable store sales	6.4%	0.0%	4.6%	4.3%

Total net sales increased $133 million in the third quarter of 2015 compared to the third quarter of 2014. For the first nine months of 2015, total net sales increased $265 million from the same period last year. The following table provides the components of the net sales increase/(decrease):

	Three Months Ended	Nine Months Ended
($ in millions)	October 31, 2015	October 31, 2015
Comparable store sales increase/(decrease)	$173	$377
New and closed stores, net	(41)	(118)
Other revenues and sales adjustments	1	6
Total net sales increase/(decrease)	$133	$265
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

•	Certain categories of store inventory can be accessed and purchased by jcpenney.com customers and shipped directly to the customer's home from the store.

•	Internet orders can be shipped to stores for customer pick up.

•	Order online and "pick-up in store same day" has begun to roll out to select markets in the second half of 2015.

For the three months ended October 31, 2015, comparable store sales increased 6.4%, while total net sales increased 4.8% to $2,897 million compared with $2,764 million for the three months ended November 1, 2014. For the nine months ended October 31, 2015, comparable store sales increased 4.6%, while total net sales increased 3.2% to $8,629 million compared with $8,364 million for the nine months ended November 1, 2014.

For the third quarter and the first nine months of 2015, our transaction counts and conversion rate increased as compared to the corresponding prior year periods. While slightly negative for the third quarter, average unit retail increased for the first nine months of 2015 as compared to the prior year.

For the third quarter of 2015, all merchandise divisions had positive sales gains. For the third quarter and first nine months of 2015, Men's, Home, Footwear and Handbags were among our top-performing merchandise divisions. Sephora inside JCPenney also continued its strong performance during the quarter and year-to-date periods. Geographically, all regions experienced sales growth during the third quarter with the best performance in the southern and western regions of the country.

During the third quarter of 2015, private brand merchandise comprised 44.1% of total merchandise sales as compared to 42.5% in the corresponding prior year quarter. For the first nine months of 2015, private brand merchandise comprised 44.0% of total merchandise sales as compared to 42.2% in the corresponding prior year period. During the third quarters of 2015 and 2014, exclusive brand merchandise comprised 8.0% and 9.8%, respectively, of total merchandise sales. For the first nine months of 2015 and 2014, exclusive brand merchandise comprised 8.4% and 11.1%, respectively, of total merchandise sales.

Store Count
The following table compares the number of stores for the three and nine months ended October 31, 2015 and November 1, 2014:

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
JCPenney department stores
Beginning of period	1,023	1,062	1,062	1,094
Stores opened	—	1	—	1
Closed stores	(2)	(1)	(41)	(33)
End of period(1)	1,021	1,062	1,021	1,062
The Foundry Big and Tall Supply Co.(2)	—	8	—	8

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 105 million square feet as of October 31, 2015 and 108 million square feet as of November 1, 2014.

(2)	All stores closed during 2014. Gross selling space was 41 thousand square feet as of November 1, 2014.

Gross Margin
Gross margin for the three months ended October 31, 2015 was $1,082 million, an increase of $69 million compared to $1,013 million for the three months ended November 1, 2014. Gross margin as a percentage of sales for the three months ended October 31, 2015 was 37.3% compared to 36.6% for the three months ended November 1, 2014. The 70 basis point increase was driven by improvements in our clearance and promotional selling margins, private brands penetration and supply chain productivity.

Gross margin for the nine months ended October 31, 2015 was $3,188 million, an increase of $241 million compared to $2,947 million for the nine months ended November 1, 2014. Gross margin as a percentage of sales for the nine months ended October 31, 2015 was 36.9% compared to 35.2% for the nine months ended November 1, 2014. The 170 basis point increase resulted primarily from significant improvement in our mix and margin on clearance sales and increased private brands penetration.

SG&A Expenses
For the three months ended October 31, 2015, SG&A expenses were $41 million lower than the corresponding period of 2014. As a percent of sales, SG&A expenses decreased to 32.7% compared to 35.7% in the third quarter of 2014. Through the first nine months of 2015, SG&A expenses were $148 million lower than the corresponding period of 2014. Through the first nine months of 2015, as a percent of sales, SG&A expenses decreased to 32.6% compared to 35.4% in the corresponding period of 2014, reflecting how we effectively managed SG&A expenses throughout the first nine months of 2015. The net decrease in SG&A expenses for both the third quarter and first nine months of 2015 as compared to the corresponding prior year periods was primarily driven by lower store controllable costs, more efficient advertising and improved private label credit card revenue.

Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. The income we earn under our agreement with Synchrony is included as an offset to Selling, general and administrative expenses. For the third quarters of 2015 and 2014, we recognized income of $61 million and $39 million, respectively, pursuant to our agreement with Synchrony. Through the first nine months of 2015 and 2014, we recognized income of $175 million and $121 million, respectively.

Pension Expense

	Three Months Ended		Nine Months Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Primary Pension Plan	$7	$1	$20	$(8)
Supplemental pension plans	5	—	15	12
Total pension expense	$12	$1	$35	$4
Total pension expense, which consists of expense/(income) from our Primary Pension Plan and our supplemental pension plans, is based on our 2014 year-end measurement of pension plan assets and benefit obligations. For the third quarter of 2015, we had expense of $7 million related to our Primary Pension Plan compared to expense of $1 million in the third quarter of 2014. For the first nine months of 2015, we had expense of $20 million compared to income of $8 million in the prior year corresponding period. The change to expense for our Primary Pension Plan was primarily driven by a 102 basis point decline in our discount rate; the adoption of new mortality tables for the majority of the plan participants which reflect longer life expectancy compared to previous mortality assumptions; and lowering the expected return on plan assets from 7.0% to 6.75%. These negative impacts were partially offset by asset performance in 2014. For the first nine months of 2015, our supplemental pension plans expense increased $3 million to $15 million.
During the third quarter of 2014 we transferred $25 million of supplemental pension plan benefits, as allowed under the Employee Retirement Income Security Act of 1974, out of one of our supplemental pension plans and into our Primary Pension Plan. The transfer did not have a significant impact on our unaudited Interim Consolidated Financial Statements; however, the transfer of benefits resulted in a one-time expense of $6 million to our Primary Pension Plan and an offsetting $6 million benefit to our supplemental pension plans during the third quarter of 2014. These one-time charges in the third quarter of 2014, including our regular quarterly pension expense for each plan, resulted in $1 million of expense related to our Primary Pension Plan and no expense for our supplemental pension plans during the quarter.
In August 2015, as a result of a plan amendment, we offered approximately 31,000 retirees and beneficiaries in the Primary Pension Plan who commenced their benefit between January 1, 2000 and August 31, 2012 the option to receive a lump-sum settlement payment. In addition, we offered approximately 8,000 participants in the Primary Pension Plan who separated from service and had a deferred vested benefit as of August 31, 2012 the option to receive a lump-sum settlement payment.  Approximately 12,000 retirees and beneficiaries elected to receive voluntary lump-sum payments to settle the Primary Pension Plan's obligation to them. In addition, approximately 1,900 former employees having deferred vested benefits elected to receive lump-sums. The lump-sum settlement payments were made by the Company on November 5, 2015 using assets from the Primary Pension Plan.  Accordingly, the settlement expense related to the lump sum payments will be recognized in the fourth quarter of 2015.

The Company has also entered into a definitive agreement to purchase a group annuity contract from The Prudential Insurance Company of America (Prudential), under which Prudential will pay and administer future benefit payments to select retirees. The agreement provides for the Primary Pension Plan to transfer a portion of its obligations and assets to Prudential. The annuity transaction closed on December 7, 2015, and the Company has an option to transfer additional portions in 2016 if market conditions warrant.
Depreciation and Amortization Expense
Depreciation and amortization expense in the third quarter of 2015 decreased $4 million to $152 million from $156 million for the comparable 2014 period. For the first nine months of 2015, depreciation and amortization expense decreased $15 million to $459 million from $474 million last year. The decrease for the first three and nine months of 2015 is primarily a result of closing 74 store locations since the beginning of 2014.

Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Home office and stores	$9	$3	$38	$15
Management transition	3	7	10	15
Other	2	2	5	9
Total	$14	$12	$53	$39

Home Office and Stores
During the nine months ended October 31, 2015 and November 1, 2014, we recorded $38 million and $15 million, respectively, of charges for actions taken to reduce our home office and store expenses. In January 2015 and during the second quarter of 2015, we approved the closing of 41 department stores with closing dates all to occur during fiscal 2015. As a result of these approved closures, during the first nine months of 2015, we incurred charges of $24 million related to employee termination benefits and lease termination costs associated with the closure of those stores. Additionally, during the first nine months of 2015, we incurred $14 million related to employee termination benefits in connection with the elimination of approximately 300 positions in our home office.

In 2014 we also closed 33 stores as part of our turnaround efforts. During the first nine months of 2014, we incurred charges of $13 million for employee termination benefits and lease termination costs associated with the closure of those stores. Additionally, we incurred $2 million of other miscellaneous store restructuring costs.
Management Transition
During the nine months ended October 31, 2015 and November 1, 2014, we implemented changes within our management leadership team that resulted in management transition costs of $10 million and $15 million, respectively, for both incoming and outgoing members of management.
Other
During the nine months ended October 31, 2015 and November 1, 2014, we recorded $5 million and $9 million, respectively, of miscellaneous restructuring charges. The 2015 charges were primarily related to costs associated with the closure of our Sumner, Washington store merchandise distribution center and contract termination costs associated with our previous shops strategy. The 2014 charges were primarily related to contract termination costs associated with our previous shops strategy.

Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries, net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into the Home Office Land Joint Venture in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas. The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net. For the three months ended October 31, 2015 and November 1, 2014, Real estate and other, net was expense of $2 million and income of $90 million, respectively. For the nine months ended October 31, 2015 and November 1, 2014, Real estate and other, net was income of $14 million and $160 million, respectively.
Sale of Non-Operating Assets
During the first quarter of 2015, we sold two properties used in our former auto center operations and two former outlet store locations for net proceeds of $6 million, resulting in net gains totaling $2 million. During the second quarter of 2015, we sold two additional properties used in our former auto center operations for net proceeds of $7 million, resulting in net gains totaling $6 million. During the third quarter of 2015, we recognized a net gain of $1 million on the previous sale of 11 acres of land to the Home Office Land Joint Venture.
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
Sale of Operating Assets
During the first quarter of 2015, we recognized a net gain of $8 million for the sale of a former furniture store location and for payments received from landlords to terminate two existing leases prior to the original expiration date. During the third quarter of 2015, we recognized a net gain of $1 million for the sale of excess property.

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

Investment Income from Joint Ventures
During the first quarter of 2015, the Company recorded $22 million for our proportional share of net income from the Home Office Land Joint Venture and received an aggregate cash distribution of $22 million. During the third quarter of 2015, the Company recorded $19 million for our proportional share of net income from the Home Office Land Joint Venture.
During the second quarter of 2014, the Company recorded $43 million for our proportional share of net income from the Home Office Land Joint Venture and received an aggregate cash distribution of $51 million.

Settlement of Class Action Lawsuit
During the third quarter of 2015, the Company accrued an additional $20 million under the proposed settlement related to the pricing class action litigation. This brings the total accrual to $50 million for the nine months ended October 31, 2015. Pursuant to the settlement, which is subject to court approval, class members will have the option of selecting a cash payment or store credit. The amount of the payment or credit will depend on the total amount of certain merchandise purchased by each class member during the class period.

Other
During the second quarter of 2015, we recognized a net gain of $3 million on a payment received from a landlord to terminate an existing lease prior to its original expiration date.
Operating Income/(Loss)
For the third quarter of 2015, we reported an operating loss of $45 million compared to an operating loss of $54 million in the prior year corresponding period. For the nine months ended October 31, 2015, we reported an operating loss of $158 million compared to an operating loss of $371 million in the prior year corresponding period, reflecting better operating performance achieved by the Company.

Loss on Extinguishment of Debt
During the third quarter of 2014, we completed an offering of $400 million aggregate principal amount of 8.125% Senior Unsecured Notes due 2019 (2019 Notes). The majority of the net proceeds of the offering were used to pay the tender consideration and related transaction fees and expenses for our contemporaneous cash tender offers for $327 million aggregate principal amount of our outstanding 6.875% Medium-Term Notes due 2015 (2015 Notes), 7.65% Debentures due 2016 (2016 Notes) and 7.95% Debentures due 2017 (2017 Notes) (the Securities). In October 2014, subsequent to the completion of the tender offers, we used $64 million of available cash to effect a legal defeasance of the remaining outstanding principal amount of 2015 Notes by depositing funds with the Trustee for the 2015 Notes sufficient to make all payments of interest and principal on the outstanding 2015 Notes to the stated maturity of October 15, 2015. These transactions resulted in a loss on extinguishment of debt of $34 million which includes the premium paid over face value of the accepted Securities of $29 million, $4 million for the portion of deposited funds for future interest payments on the 2015 Notes and reacquisition costs of $1 million.

Net Interest Expense
Net interest expense for the third quarters of 2015 and 2014 was $102 million and $103 million, respectively. For the nine months ended October 31, 2015, net interest expense was $303 million compared to $306 million in the prior year corresponding period, reflecting similar debt levels between the two periods.

During the second quarter of 2015, we entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges.
Income Taxes
Income taxes for the three months ended October 31, 2015 were a benefit of $10 million compared to a benefit of $3 million for the three months ended November 1, 2014. Income taxes for the nine months ended October 31, 2015 were a benefit of $19 million compared to an expense of $1 million for the nine months ended November 1, 2014. Income taxes for the three and nine months ended October 31, 2015 were impacted by a net increase to the tax valuation allowance for deferred tax assets of $41 million and $131 million, respectively.

In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Beginning in the second quarter of 2013 and for each quarter thereafter, our estimate of the realization of deferred tax assets was based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards. Accordingly, in the third quarter of 2015, the valuation allowance was increased to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards. As of October 31, 2015, a valuation allowance of $915 million has been recorded against our deferred tax assets.

The net tax benefit of $10 million for the three months ended October 31, 2015 consisted of state and foreign tax expenses of $1 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $6 million benefit to adjust the valuation allowance and a $7 million benefit relating to other comprehensive income. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of an income tax benefit of $7 million in operating results, offset by an $7 million charge to other comprehensive income for the quarter.

The net tax benefit of $19 million for the nine months ended October 31, 2015 consisted of state and foreign tax expenses of $8 million and $6 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $6 million benefit to adjust the valuation allowance and a $27 million benefit relating to other comprehensive income. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of an income tax benefit of $27 million in operating results, offset by a $27 million charge to other comprehensive income for the quarter.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the third quarter of 2015 with $638 million of cash and cash equivalents. As of the end of the third quarter of 2015, based on our borrowing base and amounts reserved for outstanding standby and import letters of credit, we had $1,371 million available for future borrowings under our revolving credit facility, providing a total available liquidity of $2,009 million. During the second quarter of 2015, we entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Nine Months Ended
($ in millions)	October 31, 2015	November 1, 2014
Cash and cash equivalents	$638	$684
Merchandise inventory	3,669	3,358
Property and equipment, net	4,905	5,312

Total debt(1)	5,293	5,327
Stockholders’ equity	1,547	2,430
Total capitalization	6,840	7,757
Maximum capacity under our revolving facility	1,850	1,850
Cash flow from operating activities	(416)	(454)
Free cash flow (non-GAAP)(2)	(644)	(588)
Capital expenditures(3)	234	202
Ratios:
Total debt-to-total capitalization(4)	77%	69%
Cash-to-total debt(5)	12%	13%

(1)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, note payable and any current borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the third quarters of 2015 and 2014, we had accrued capital expenditures of $21 million and $18 million, respectively.

(4)	Total debt divided by total capitalization.

(5)	Cash and cash equivalents divided by total debt.
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

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended		Nine Months Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net cash provided by/(used in) operating activities (GAAP)	$(232)	$(320)	$(416)	$(454)
Add:
Proceeds from sale of operating assets	1	66	6	68
Less:
Capital expenditures(1)	(93)	(61)	(234)	(202)
Free cash flow (non-GAAP)	$(324)	$(315)	$(644)	$(588)

(1)	As of the end of the third quarters of 2015 and 2014, we had accrued capital expenditures of $21 million and $18 million, respectively.
Free cash flow for the three months ended October 31, 2015 decreased $9 million to an outflow of $324 million compared to an outflow of $315 million in the same period last year. Free cash flow for the nine months ended October 31, 2015 decreased $56 million to an outflow of $644 million compared to an outflow of $588 million in the same period last year. The year-over-year decrease was driven by our investments in inventory to fund our growth initiatives. In addition, free cash flow was impacted by an increase in capital expenditures and lower proceeds from the sale of operating assets compared to the previous year.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flow from operating activities for the three months ended October 31, 2015 improved $88 million to an outflow of $232 million compared to an outflow of $320 million for the same period in 2014. Cash flow from operating activities for the nine months ended October 31, 2015 improved $38 million to an outflow of $416 million compared to an outflow of $454 million for the same period in 2014. Our net loss of $442 million for the nine months ended October 31, 2015 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, the gain on the sale of assets, stock-based compensation and deferred taxes. The overall decrease in cash used in operations was driven primarily by our reduction in net loss. Cash flows from operating activities for the first nine months of 2015 also included construction allowances from landlords of $8 million, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory increased $311 million to $3,669 million, or 9.3%, as of the end of the third quarter of 2015 compared to $3,358 million as of the end of the third quarter last year and increased $1,017 million from year end. Merchandise accounts payable increased $164 million as of the end of the third quarter of 2015 compared to the corresponding prior year period and increased $456 million from year end.
Investing Activities
Investing activities for the three months ended October 31, 2015 was a cash outflow of $92 million compared to an inflow of $7 million for the same three month period of 2014. Investing activities through the first nine months of 2015 was a cash outflow of $215 million compared to an outflow of $98 million for the same nine month period of 2014. The increase in the cash outflow from investing activities was primarily a result of lower proceeds from the sale of operating and non-operating assets.
Cash capital expenditures were $234 million for the nine months ended October 31, 2015 and were $202 million for the nine months ended November 1, 2014. In addition, as of the end of the third quarters of 2015 and 2014, we had $21 million and $18 million, respectively, of accrued capital expenditures. Through the first nine months of 2015, capital expenditures related primarily to the opening of 28 Sephora inside JCPenney stores, investments in information technology in both our home office and stores and investments in our store environment. We received construction allowances from landlords of $8 million in the first nine months of 2015, which are classified as operating activities, to fund a portion of the capital expenditures related to store leasehold improvements. These funds have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.
For the nine months ended November 1, 2014 capital expenditures related primarily to the opening of 46 Sephora inside JCPenney stores, the opening of a new department store in the third quarter of 2014, investments in information technology in both our home office and stores and investments in our store environment.
Full year 2015 capital expenditures are expected to be approximately $300 million. Capital expenditures for the remainder of 2015 include accrued expenditures of $21 million at the end of the third quarter.
Financing Activities
Financing activities for the nine months ended October 31, 2015 resulted in an outflow of $49 million compared to an outflow of $279 million for the same period last year.

During the first nine months of 2015, we repaid $27 million on our capital leases and note payable, $17 million on our $2.25 billion five-year senior secured term loan that was entered into in May 2013 (2013 Term Loan) and $3 million on our $500 million asset-based term loan entered into in June 2014 (2014 Term Loan).

During the third quarter of 2014, we closed on our offering of $400 million aggregate principal amount of 2019 Notes and used the majority of the $393 million of proceeds from the offering, net of underwriting discounts, to pay $362 million for the tender consideration and related transaction fees and expenses for our contemporaneous tender offers to purchase approximately $327 million aggregate principal of our outstanding 2015 Notes, 2016 Notes and 2017 Notes. Subsequent to the completion of the tender offers, we used approximately $64 million of available cash to effect a legal defeasance of the remaining outstanding principal amount of $60 million on our 2015 Notes by depositing funds with the Trustee for the 2015 Notes sufficient to make all payments of interest and principal on the outstanding 2015 Notes to October 15, 2015, the stated maturity of the 2015 Notes. These transactions resulted in a loss on extinguishment of debt of $34 million which includes the premium paid over the face value of the Securities of $29 million, $4 million for the portion of the deposited funds for future interest payments on the 2015 Notes and reacquisition costs of $1 million.

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

2014 Credit Facility
The Company has a $2,350 million asset-based senior credit facility (2014 Credit Facility) that is comprised of a $1,850 million revolving line of credit (Revolving Facility) and the $500 million 2014 Term Loan. As of the end of the third quarter of 2015, we had $494 million outstanding on the 2014 Term Loan and no borrowings outstanding under the Revolving Facility. In addition, as of the end of the third quarter of 2015, based on our borrowing base, we had $1,665 million available for borrowing under the facility, of which $294 million was reserved for outstanding standby and import letters of credit, none of which have been drawn on, leaving $1,371 million for future borrowings. The applicable rate for standby and import letters of credit was 2.50% and 1.25%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Facility.

On November 16, 2015, the Company announced that it has received $500 million of incremental bank commitments to increase the size of the Revolving Facility under the 2014 Credit Facility to $2,350 million. In connection with upsizing the Revolving Facility, the Company also intends to prepay and retire the outstanding principal amount of the 2014 Term Loan.

Credit Ratings
Our credit ratings and outlook as of December 4, 2015 were as follows:

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
Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2014 Form 10-K. Our unrecorded contractual obligations related to merchandise have decreased approximately 11% since year end primarily due to the seasonality of our business and updates to our supplier base in the ordinary course of business.
Inflation
Our business is affected by general economic conditions, including changes in prices for labor and commodities such as petroleum, energy and cotton. In the spring of 2015, we benefited modestly from the reduction in the price of cotton and improved freight rates due to lower fuel costs.  These were offset by freight premiums to ship goods to East and Gulf Coast ports and increased air shipments due to disruptions in the operations of West Coast ports. For the remainder of fiscal 2015, we expect a continuation of the benefit from lower fuel costs, stable cotton pricing and favorable currency exchange rates in several countries of origin with a marginal offset from rising labor costs.
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
There were no changes to our critical accounting policies during the nine months ended October 31, 2015. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2014 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 2 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the nine months ended October 31, 2015 are not necessarily indicative of the results for future quarters or the entire year.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at October 31, 2015 are similar to those disclosed in the 2014 Form 10-K. During the second quarter of 2015, we entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges.
Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the third quarter ended October 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results depend on the contributions of our employees, including our senior management team and other key employees. This depends to a great extent on our ability to retain, attract and motivate talented employees throughout the organization, many of whom, particularly in the stores, are in entry level or part-time positions, which have historically had high rates of turnover. We currently operate with significantly fewer individuals than we have in the past who have assumed additional duties and responsibilities, which could have an adverse impact on our operating performance and efficiency. Because of our lower than expected operating results in prior years, salary increases, bonuses and incentive compensation opportunities have been limited. Any prolonged inability to provide meaningful salary increases or incentive compensation opportunities, or media reports regarding our financial condition, could have an adverse impact on our ability to attract, retain and motivate our employees. If we are unable to retain, attract and motivate talented employees with the appropriate skill sets, we may not achieve our objectives and our results of operations could be adversely impacted. Our ability to meet our changing labor needs while controlling our costs is also subject to external factors such as unemployment levels, competing wages, potential union organizing efforts and increased government regulation. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract employees. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role in our senior management could have a material adverse effect on our business.

If we are unable to successfully develop and maintain a relevant and reliable omnichannel experience for our customers, our sales, results of operations and reputation could be adversely affected.
One of the pillars of our strategic framework is to deliver a superior omnichannel shopping experience for our customers through the integration of our store and digital shopping channels. Omnichannel retailing is rapidly evolving and we must anticipate and meet changing customer expectations. Our omnichannel initiatives include our ship-from-store and pickup-in-store programs. In addition, we continue to explore ways to enhance our customers’ omnichannel shopping experience. These initiatives involve significant investments in IT systems and significant operational changes. In addition, our competitors are also investing in omnichannel initiatives, some of which may be more successful than our initiatives. If the implementation of our omnichannel initiatives is not successful or does not meet customer expectations, or we do not realize a return on our omnichannel investments, our reputation and operating results may be adversely affected.
Disruptions in our Internet website or mobile applications, or our inability to successfully execute our online strategy, could have an adverse impact on our sales and results of operations.

We sell merchandise over the Internet through our website, www.jcpenney.com, and through mobile applications for smart phones and tablets. Our Internet operations are subject to numerous risks, including rapid technological change and the implementation of new systems and platforms; liability for online and mobile content; violations of state or federal laws, including those relating to online and mobile privacy and intellectual property rights; credit card fraud; problems associated with the operation and security of our website and related support systems; computer viruses; telecommunications failures; electronic break-ins and similar disruptions; and the allocation of inventory between our website and department stores. The failure of our website or mobile applications to perform as expected could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online. In addition, our inability to successfully develop and maintain the necessary technological interfaces for our customers to purchase merchandise through our website, including user friendly software applications for smart phones and tablets, could result in the loss of Internet sales and have an adverse impact on our results of operations.

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

As of October 31, 2015, we have $5.293 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged.

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

We are subject to customer payment-related risks that could increase operating costs, expose us to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including cash, checks, credit and debit cards (including private label credit cards) and gift cards. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. The payment card industry set October 1, 2015 as the date on which liability shifted for certain debit and credit card transactions to retailers who are not able to accept EMV chip technology transactions. Implementation of the EMV chip technology and receipt of final certification is subject to the time availability of third-party service providers. As a result, we will bear the chargeback risk for fraudulent transactions generated through EMV chip enabled cards before our implementation and certification of the EMV chip technology. Further, we may experience a decrease in transaction volume if we cannot process transactions for cardholders whose issuer has migrated entirely from magnetic strip to EMV chip enabled cards. Any prolonged inability to accept EMV chip technology transactions may subject us to increased risk of liability for fraudulent transactions and may adversely affect our business and operating results.

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

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through October 31, 2015, the Company has not had a Section 382 ownership change through October 31, 2015.

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

J. C. PENNEY COMPANY, INC.
By	/s/Andrew S. Drexler
Andrew S. Drexler Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: December 9, 2015