Form 10-K
period 2016-01-30
J C PENNEY CO INC
filed 2016-03-16
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 1, 2015). $2,512,275,429
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
306,624,828 shares of Common Stock of 50 cents par value, as of March 11, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2016 Proxy Statement	Part III

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

Since our founding by James Cash Penney in 1902, we have grown to be a major retailer, operating 1,021 department stores in 49 states and Puerto Rico as of January 30, 2016. Our fiscal year ends on the Saturday closest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2015 ended on January 30, 2016; fiscal year 2014 ended on January 31, 2015; and fiscal year 2013 ended on February 1, 2014. Each consisted of 52 weeks.

Our business consists of selling merchandise and services to consumers through our department stores and our website at jcpenney.com, which utilizes fully optimized applications for desktop, mobile and tablet devices. Our department stores and website generally serve the same type of customers, our website offers virtually the same mix of merchandise as our in store assortment along with other extended categories that are not offered in store, and our department stores generally accept returns from sales made in stores and via our website. We fulfill online customer purchases by direct shipment to the customer from our distribution facilities and stores or from our suppliers' warehouses and by in store customer pick up. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney and home furnishings. In addition, our department stores provide our customers with services such as styling salon, optical, portrait photography and custom decorating.

Based on how we categorized our divisions in 2015, our merchandise mix of total net sales over the last three years was as follows:

	2015	2014	2013
Women’s apparel	25%	26%	26%
Men’s apparel and accessories	22%	22%	22%
Home	12%	12%	11%
Women’s accessories, including Sephora	12%	11%	10%
Children’s apparel	10%	10%	11%
Footwear and handbags	8%	8%	9%
Jewelry	6%	6%	6%
Services and other	5%	5%	5%
	100%	100%	100%

Operating Strategy

We have developed our strategic framework to focus on the following three pillars:

•private brands;
•omnichannel; and
•revenue per customer.

We believe these three pillars provide the foundation to increase loyalty with our customers and enable the organization to simplify its focus by ensuring that resources and capital investments are effectively allocated to drive these priorities.

Our first priority is private brands. We plan to leverage our sourcing and private brand infrastructure to increase our production of private brands with style, quality and value. With an established global network of sourcing offices, along with a team of in-house designers, we plan to grow private brand penetration and increase our profitability.

Our second priority is to become a world-class omnichannel retailer. We have a rich heritage of being a catalog retailer and have much of our omnichannel infrastructure already in place. We have three large, strategically located dot-com distribution centers with approximately five million square feet of space with plans to effectively digitize these centers. Our objective is to create a seamless connection between our digital and brick-and-mortar operations through initiatives such as buy-online-pick-up-in-store same day (BOPIS).

Our final strategic priority is increasing revenue per customer. We have approximately the same number of active customers as we did in 2011; however, there is an increased opportunity to grow shopping frequency and the amount these customers spend on every transaction. We plan to address this opportunity by enhancing our cross-merchandising appeal with initiatives to upgrade each store’s center core, which is the area of the store that includes fashion and fine jewelry, handbags, footwear, sunglasses, and accessories, along with accelerating the growth of our Sephora inside JCPenney locations.

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

Trademarks

The JCPenney®, JCP®, Liz Claiborne®, Claiborne®, Okie Dokie®, Worthington®, a.n.a®, St. John’s Bay®, The Original Arizona Jean Company®, Ambrielle®, Decree®, Stafford®, J. Ferrar®, Xersion®, Belle + Sky™, Total Girl®, monet®, JCPenney Home®, Studio JCP Home™, Home Collection by JCPenney™, Made for Life™, The Boutique Plus™, Stylus®, Sleep Chic®, Home Expressions® and Cooks JCPenney Home™ trademarks, as well as certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We consider our marks and the accompanying name recognition to be valuable to our business.

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

Suppliers

We have a diversified supplier base, both domestic and foreign, and are not dependent to any significant degree on any single supplier. We purchase our merchandise from approximately 2,300 domestic and foreign suppliers, many of which have done business with us for many years. In addition to our Plano, Texas home office, we, through our purchasing subsidiary, maintained buying and quality assurance offices in 10 foreign countries as of January 30, 2016.

Employment

The Company and its consolidated subsidiaries employed approximately 105,000 full-time and part-time employees as of January 30, 2016.

Environmental Matters

Environmental protection requirements did not have a material effect upon our operations during 2015. It is possible that compliance with such requirements (including any new requirements) would lengthen lead time in expansion or renovation plans and increase construction costs, and therefore operating costs, due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As of January 30, 2016, we estimated our total potential environmental liabilities to range from $20 million to $25 million and recorded our best estimate of $23 million in Other accounts payable and accrued expenses and Other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Executive Officers of the Registrant

The following is a list, as of March 11, 2016, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP.  There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age
Myron E. Ullman, III	Chairman of the Board	69
Marvin R. Ellison	Chief Executive Officer	51
Edward J. Record	Executive Vice President and Chief Financial Officer	47
Brynn L. Evanson	Executive Vice President, Human Resources	46
Janet M. Link	Executive Vice President, General Counsel	46
Therace M. Risch	Executive Vice President, Chief Information Officer	43
Andrew S. Drexler	Senior Vice President, Chief Accounting Officer and Controller	45

Mr. Ullman has served as Chairman of the Board of Directors since August 2015, and as a director of the Company and a director of JCP since 2013. He previously served as Chief Executive Officer of the Company from 2004 to 2011 and from 2013 to 2015 and as Chairman of the Board of Directors of the Company from 2004 to 2012. He was Directeur General, Group Managing Director, LVMH Moët Hennessy Louis Vuitton (luxury goods manufacturer/retailer) from 1999 to 2002. He was President of LVMH Selective Retail Group from 1998 to 1999. From 1995 to 1998, he was Chairman of the Board and Chief Executive Officer of DFS Group Ltd. (luxury retailer). From 1992 to 1995, he was Chairman of the Board and Chief Executive Officer of R. H. Macy & Company, Inc.

Mr. Ellison has served as Chief Executive Officer since August 2015, and as a director of the Company and a director of JCP since 2014. He previously served as President of the Company from 2014 to 2015. Prior to joining the Company, he served as Executive Vice President - U.S. Stores of The Home Depot, Inc. from 2008 to 2014. His prior roles with The Home Depot, Inc. included President - Northern Division from 2006 to 2008, Senior Vice President - Logistics from 2005 to 2006, Vice President - Logistics from 2004 to 2005, and Vice President - Loss Prevention from 2002 to 2004. Mr. Ellison began his career with Target Corporation where he served in a variety of operational roles.

Mr. Record has served as Executive Vice President and Chief Financial Officer of the Company and as a director of JCP since 2014. Prior to joining the Company, he served in positions of increasing responsibility with Stage Stores, Inc. (apparel retailer), including Executive Vice President and Chief Operating Officer from 2010 to 2014, Chief Financial Officer from September 2007 to 2010 and Executive Vice President and Chief Administrative Officer from May 2007 to September 2007. Mr. Record also served as Senior Vice President of Finance of Kohl’s Corporation from 2005 to 2007. Prior to that, he served with Belk, Inc. as Senior Vice President of Finance and Controller from April 2005 to October 2005 and Senior Vice President and Controller from 2002 to April 2005.

Ms. Evanson has served as Executive Vice President, Human Resources since 2013. Prior to that she served as Vice President, Compensation, Benefits and Talent Operations from 2010 to 2013 and Director of Compensation from 2009 to 2010. Prior to joining the Company, she worked at the Dayton Hudson Corporation from 1991 to 2009 (renamed Target Corporation in 2000). Ms. Evanson began her career with Marshall Field’s where she advanced through positions in stores, finance, human resources and merchandising and moved to the Target stores division in 2000, ultimately serving as Director of Executive Compensation and Retirement Plans.
Ms. Link has served as Executive Vice President, General Counsel since May 2015. Prior to that, she served as interim General Counsel from March 2015 to May 2015 and as Vice President, Deputy General Counsel from September 2014 to March 2015. Prior to joining the Company, she served as Vice President, Deputy General Counsel of CC Media Holdings, Inc. (now known as iHeart Media Holdings, Inc.) and Clear Channel Outdoor Holdings, Inc. from 2013 to 2014 and as Vice President, Associate General Counsel - Litigation from 2010 to 2013. She also served as Interim General Counsel of Clear Channel Outdoor - Americas from 2010 to 2011. Ms. Link was a partner with Latham & Watkins LLP from 2005 to 2010 where she was the Vice-Chair of the Global Litigation Department.
Ms. Risch has served as Executive Vice President and Chief Information Officer since December 2015. Prior to joining the Company, she served as Executive Vice President and Chief Information Officer of Country Financial (insurance and investment services) from 2014 to 2015. Prior to that, Ms. Risch spent 10 years at Target Corporation in a variety of technology roles of increasing responsibility, including Vice President of Technology Delivery Services from 2012 to 2014 and Vice President, Business Technology Team from 2009 to 2012.

Mr. Drexler has served as Senior Vice President, Chief Accounting Officer and Controller since June 2015. Prior to joining the Company, he served as Senior Vice President and Chief Financial Officer of Giant Eagle, Inc. (grocery retailer) from 2014 to 2015. He also served as Senior Vice President, Finance, and Corporate Controller for GNC Holdings, Inc. from 2011 to 2014. Prior to that, Mr. Drexler spent 11 years at Wal-Mart Stores, Inc. in roles of increasing responsibility, including Vice President of Finance for the information systems division from 2010 to 2011. Earlier in his career, he held a variety of roles with PricewaterhouseCoopers, LLP. Mr. Drexler is a certified public accountant.
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

•	our ability to achieve positive cash flow;

•	our ability to access an adequate and uninterrupted supply of merchandise from suppliers at expected levels and on acceptable terms;

•	changes to the regulatory environment in which our business operates; and

•	general economic conditions.

There is no assurance that our marketing, merchandising and omnichannel strategies, or any future adjustments to our strategies, will improve our operating results.

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

We may also seek to expand into new lines of business from time to time, such as offering large appliances for sale in our stores and online. There is no assurance that these efforts will be successful. Further, if we devote time and resources to new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results. We also may not be able to develop new lines of business in a manner that improves our overall business and operating results and may therefore be forced to close the new lines of business, which may damage our reputation and negatively impact our operating results.

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

Our results depend on the contributions of our employees, including our senior management team and other key employees. This depends to a great extent on our ability to retain, attract and motivate talented employees throughout the organization, many of whom, particularly in the stores, are in entry level or part-time positions, which have historically had high rates of turnover. We currently operate with significantly fewer individuals than we have in the past who have assumed additional duties and responsibilities, which could have an adverse impact on our operating performance and efficiency. Negative media reports regarding the Company or the retail industry in general could also have an adverse impact on our ability to attract, retain and motivate our employees. If we are unable to retain, attract and motivate talented employees with the appropriate skill sets, we may not achieve our objectives and our results of operations could be adversely impacted. Our ability to meet our changing labor needs while controlling our costs is also subject to external factors such as unemployment levels, competing wages, potential union organizing efforts and increased government regulation. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract employees. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role in our senior management could have a material adverse effect on our business.

If we are unable to successfully develop and maintain a relevant and reliable omnichannel experience for our customers, our sales, results of operations and reputation could be adversely affected.

One of the pillars of our strategic framework is to deliver a superior omnichannel shopping experience for our customers through the integration of our store and digital shopping channels. Omnichannel retailing is rapidly evolving and we must anticipate and meet changing customer expectations. Our omnichannel initiatives include our ship-from-store and pickup-in-store programs and expansion of our SKU count online. In addition, we continue to explore ways to enhance our customers’ omnichannel shopping experience. These initiatives involve significant investments in IT systems and significant operational changes. In addition, our competitors are also investing in omnichannel initiatives, some of which may be more successful than our initiatives. If the implementation of our omnichannel initiatives is not successful or does not meet customer expectations, or we do not realize a return on our omnichannel investments, our reputation and operating results may be adversely affected.

Disruptions in our Internet website or mobile applications, or our inability to successfully execute our online strategies, could have an adverse impact on our sales and results of operations.

We sell merchandise over the Internet through our website, www.jcpenney.com, and through mobile applications for smart phones and tablets. Our Internet operations are subject to numerous risks, including rapid technological change and the implementation of new systems and platforms; liability for online and mobile content; violations of state or federal laws, including those relating to online and mobile privacy and intellectual property rights; credit card fraud; problems associated with the operation and security of our website, mobile applications and related support systems; computer viruses; telecommunications failures; electronic break-ins and similar disruptions; and the allocation of inventory between our online operations and department stores. The failure of our website or mobile applications to perform as expected could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online. In addition, our inability to successfully develop and maintain the necessary technological interfaces for our customers to purchase merchandise through our website and mobile applications, including user friendly software applications for smart phones and tablets, could result in the loss of Internet sales and have an adverse impact on our results of operations.

Our operations are dependent on information technology systems; disruptions in those systems or increased costs relating to their implementation could have an adverse impact on our results of operations.

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale systems in the stores, our Internet website and mobile applications, data centers that process transactions, communication systems and various software applications used throughout our Company to track inventory flow, process transactions, generate performance and financial reports and administer payroll and benefit plans.

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

We are in the process of insourcing certain business functions from third party vendors and may seek to relocate certain business functions to international locations in an attempt to achieve additional efficiencies, both of which subject us to risks, including disruptions in our business.

We are in the process of insourcing certain business functions and may also need to continue to insource other aspects of our business in the future in order to effectively manage our costs and stay competitive. We may also seek from time to time to relocate certain business functions to countries other than the United States to access highly skilled labor markets and further control costs. There is no assurance that these efforts will be successful. Further, these actions may cause disruptions that negatively impact our business. If we are ultimately unable to perform insourced functions better than, or at least as well as, our current third party providers, our operating results could be adversely impacted.

Changes in our credit ratings may limit our access to capital markets and adversely affect our liquidity.

The credit rating agencies periodically review our capital structure and the quality and stability of our earnings. Any future downgrades to our long-term credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings. The future availability of financing will depend on a variety of factors such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us. There is no assurance that we will be able to obtain additional financing on favorable terms or at all.

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

Our senior secured asset-based revolving credit facility limits our borrowing capacity to the value of certain of our assets. In addition, our senior secured asset-based revolving credit facility is secured by certain of our personal property, and lenders may exercise remedies against the collateral in the event of our default.

We are party to a $2.35 billion senior secured asset-based revolving credit facility. Our borrowing capacity under our revolving credit facility varies according to the Company’s inventory levels, accounts receivable and credit card receivables, net of certain reserves. In the event of any material decrease in the amount of or appraised value of these assets, our borrowing capacity would similarly decrease, which could adversely impact our business and liquidity.

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

As of January 30, 2016, we have $4.805 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged.

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

We accept payments using a variety of methods, including cash, checks, credit and debit cards (including private label credit cards) and gift cards. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. The payment card industry set October 1, 2015 as the date on which liability shifted for certain debit and credit card transactions to retailers who are not able to accept EMV chip technology transactions. Implementation of the EMV chip technology and receipt of final certification is subject to the time availability of third-party service providers. As a result, we bear the chargeback risk for fraudulent transactions generated through EMV chip enabled cards before our implementation and certification of the EMV chip technology. Further, we may experience a decrease in transaction volume if we cannot process transactions for cardholders whose issuer has migrated entirely from magnetic strip to EMV chip enabled cards. Any prolonged inability to accept EMV chip technology transactions may subject us to increased risk of liability for fraudulent transactions and may adversely affect our business and operating results.

We are subject to risks associated with importing merchandise from foreign countries.

A substantial portion of our merchandise is sourced by our vendors and by us outside of the United States. All of our vendors must comply with our supplier legal compliance program and applicable laws, including consumer and product safety laws. Although we diversify our sourcing and production by country and supplier, the failure of a supplier to produce and deliver our goods on time, to meet our quality standards and adhere to our product safety requirements or to meet the requirements of our supplier compliance program or applicable laws, or our inability to flow merchandise to our stores or through the Internet channel in the right quantities at the right time, could adversely affect our profitability and could result in damage to our reputation.

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

Our business is subject to a wide array of laws and regulations. Government intervention and activism and/or regulatory reform may result in substantial new regulations and disclosure obligations and/or changes in the interpretation of existing laws and regulations, which may lead to additional compliance costs as well as the diversion of our management’s time and attention from strategic initiatives. If we fail to comply with applicable laws and regulations we could be subject to legal risk, including government enforcement action and class action civil litigation that could disrupt our operations and increase our costs of doing business. Changes in the regulatory environment regarding topics such as privacy and information security, product safety, environmental protection, including regulations in response to concerns regarding climate change, collective bargaining activities, minimum wage, wage and hour, and health care mandates, among others, as well as changes to applicable accounting rules and regulations, such as changes to lease accounting standards, could also cause our compliance costs to increase and adversely affect our business, financial condition and results of operations.

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

Our earnings may be positively or negatively impacted by the amount of income or expense recorded for our qualified pension plan. Generally accepted accounting principles in the United States of America (GAAP) require that income or expense for the plan be calculated at the annual measurement date using actuarial assumptions and calculations. The most significant assumptions relate to the capital markets, interest rates and other economic conditions. Changes in key economic indicators can change the assumptions. Two critical assumptions used to estimate pension income or expense for the year are the expected long-term rate of return on plan assets and the discount rate. In addition, at the measurement date, we must also reflect the funded status of the plan (assets and liabilities) on the balance sheet, which may result in a significant change to equity through a reduction or increase to other comprehensive income. We may also experience volatility in the amount of the annual actuarial gains or losses recognized as income or expense because we have elected to recognize pension expense using mark-to-market accounting. Although GAAP expense and pension contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash we could be required to contribute to the pension plan. Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve a plan’s funded status.

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

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. The Company and certain of our current and former members of the Board of Directors and executives are defendants in a consolidated class action lawsuit and two related stockholder derivative actions that were filed following our announcement of an issuance of common stock on September 26, 2013. Such litigation could result in substantial costs, divert our management’s attention and resources and have an adverse effect on our business, results of operations and financial condition.

The Company’s ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.

The Company has a federal net operating loss (NOL) of $2.6 billion as of January 30, 2016. These NOL carryforwards (expiring in 2032 through 2035) are available to offset future taxable income. The Company may recognize additional NOLs in the future.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 2.65% at January 30, 2016. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through January 30, 2016, the Company has not had a Section 382 ownership change through January 30, 2016.

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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At January 30, 2016, we operated 1,021 department stores throughout the continental United States, Alaska and Puerto Rico, of which 418 were owned, including 118 stores located on ground leases. The following table lists the number of stores operating by state as of January 30, 2016:

Alabama	20	Maine	6	Oklahoma	19
Alaska	1	Maryland	18	Oregon	13
Arizona	22	Massachusetts	10	Pennsylvania	35
Arkansas	16	Michigan	41	Rhode Island	2
California	80	Minnesota	25	South Carolina	16
Colorado	21	Mississippi	15	South Dakota	7
Connecticut	8	Missouri	26	Tennessee	25
Delaware	3	Montana	7	Texas	91
Florida	55	Nebraska	11	Utah	9
Georgia	27	Nevada	7	Vermont	4
Idaho	9	New Hampshire	9	Virginia	24
Illinois	37	New Jersey	14	Washington	22
Indiana	27	New Mexico	10	West Virginia	9
Iowa	15	New York	42	Wisconsin	14
Kansas	19	North Carolina	29	Wyoming	5
Kentucky	22	North Dakota	8	Puerto Rico	7
Louisiana	16	Ohio	43
Total square feet	104.7 million

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

At January 30, 2016, our supply chain network operated 13 facilities with multiple types of distribution activities, including store merchandise distribution centers (stores), regional warehouses (regional), jcpenney.com fulfillment centers (direct to customers) and furniture distribution centers (furniture) as indicated in the following table:

			Square Footage
Location	Leased/Owned	Primary Function(s)	(in thousands)
Manchester, Connecticut	Owned	stores, furniture	2,120
Lenexa, Kansas	Owned	stores, direct to customers	1,944
Columbus, Ohio	Owned	stores, direct to customers	1,902
Milwaukee, Wisconsin	Owned	stores, furniture	1,869
Atlanta, Georgia	Owned	stores, regional, furniture	1,764
Reno, Nevada	Owned	regional, direct to customers	1,660
Buena Park, California	Owned	stores, regional, furniture	1,082
Alliance, Texas	Owned	regional	1,071
Statesville, North Carolina	Owned	stores, regional	595
Lathrop, California	Leased	regional	436
Cedar Hill, Texas	Leased	stores	420
Spanish Fork, Utah	Leased	stores	400
Lakeland, Florida	Leased	stores	360
Total supply chain network			15,623

Item 3. Legal Proceedings

The matters under the caption "Litigation" in Note 21 of the Notes to Consolidated Financial Statements attached to this Form 10-K are incorporated herein by reference.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 11, 2016, was 24,791.  In addition to common stock, we have authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at January 30, 2016.

The table below sets forth the quoted high and low intraday sale prices of our common stock on the NYSE for each quarterly period indicated and the quarter-end closing market price of our common stock:

Fiscal Year 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price:
High	$9.50	$9.39	$10.09	$9.34
Low	$7.01	$8.02	$7.21	$6.00
Close	$8.43	$8.24	$9.17	$7.26
Fiscal Year 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price:
High	$9.28	$9.93	$11.30	$8.30
Low	$4.90	$8.03	$6.73	$5.90
Close	$8.58	$9.63	$7.61	$7.27

Since May 2012, the Company has not paid a dividend. Under our 2013 senior secured term loan and 2014 senior secured asset-based credit facility, we are subject to restrictive covenants regarding our ability to pay cash dividends.

Additional information relating to the common stock and preferred stock is included in this Annual Report on Form 10-K in the Consolidated Statements of Stockholders’ Equity and in Note 13 to the Consolidated Financial Statements.

Issuer Purchases of Securities

No repurchases of common stock were made during the fourth quarter of 2015 and no amounts are authorized for share repurchases as of January 30, 2016.

Five-Year Total Stockholder Return Comparison

The following presentation compares our cumulative stockholder returns for the past five fiscal years with the returns of the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores over the same period. A list of these companies follows the graph below. The graph assumes $100 invested at the closing price of our common stock on the NYSE and each index as of the last trading day of our fiscal year 2010 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day of each fiscal year. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

S&P Department Stores: JCPenney, Dillard’s, Macy’s, Kohl’s, Nordstrom, Sears

	2010	2011	2012	2013	2014	2015
JCPenney	$100	$131	$63	$19	$23	$23
S&P 500	100	105	124	149	170	169
S&P Department Stores	100	113	117	135	169	122

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6. Selected Financial Data

Five-Year Financial Summary

($ in millions, except per share data)	2015	2014	(1)	2013	(1)	2012	(1)	2011	(1)
Results for the year
Total net sales	$12,625	$12,257		$11,859		$12,985		$17,260
Sales percent increase/(decrease):
Total net sales	3.0%	3.4%		(8.7)%	(2)	(24.8)%	(2)	(2.8)%
Comparable store sales(3)	4.5%	4.4%		(7.4)%		(25.1)%		0.3%
Operating income/(loss)	(89)	(254)		(1,242)		(1,001)		(201)
As a percent of sales	(0.7)%	(2.1)%		(10.5)%		(7.7)%		(1.2)%
Net income/(loss) from continuing operations	(513)	(717)		(1,278)		(795)		(274)
Net income/(loss) from continuing operations before net interest expense, income tax (benefit)/expense and depreciation and amortization (EBITDA) (non-GAAP)(4)	527	377		(641)		(458)		317
Adjusted EBITDA (non-GAAP)(4)	715	280		(610)		(420)		1,042
Adjusted net income/(loss) (non-GAAP) from continuing operations(4)	(315)	(778)		(1,405)		(780)		199
Per common share
Earnings/(loss) per share from continuing operations, diluted	$(1.68)	$(2.35)		$(5.13)		$(3.63)		$(1.26)
Adjusted earnings/(loss) per share from continuing operations, diluted (non-GAAP)(4)	$(1.03)	$(2.55)		$(5.64)		$(3.56)		$0.90	(5)
Dividends declared(6)	—	—		—		0.20		0.80
Financial position and cash flow
Total assets	$9,442	$10,309	(8)	$11,710	(8)	$9,761	(8)	$11,402	(8)
Cash and cash equivalents	900	1,318		1,515		930		1,507
Total debt (7)	4,805	5,321	(8)	5,510	(8)	2,962	(8)	3,080	(8)
Free cash flow (non-GAAP)(4)	131	57		(2,746)		(906)		23

(1)
Reflects the retrospective application of the change in our method of recognizing pension expense. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the change and the impact of the change for the years 2014 and 2013. For 2012, the retrospective application of the change in recognizing pension expense increased net income/(loss) from continuing operations by $190 million and earnings/(loss) per share from continuing operations, diluted by $0.86. For 2011, the retrospective application of the change in recognizing pension expense decreased net income/(loss) from continuing operations by $122 million and earnings/(loss) per share from continuing operations, diluted by $0.56.

(2)	Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 7.5% and 25.7% in 2013 and 2012, respectively.

(3)
Comparable store sales are presented on a 52-week basis and include sales from all stores, including sales from services and commissions earned from our in-store licensed departments, that have been open for 12 consecutive full fiscal months and Internet sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closure remain in the calculations. Certain items, such as sales return estimates and store liquidation sales, are excluded from the Company's calculation. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(4)	See Non-GAAP Financial Measures herein for additional information and reconciliation to the most directly comparable GAAP financial measure.

(5)
Weighted average shares–diluted of 220.7 million was used for this calculation as adjusted income/(loss) from continuing operations was positive. 3.3 million shares were added to weighted average shares–basic of 217.4 million for assumed dilution for stock options, restricted stock awards and stock warrant.

(6)	We discontinued the quarterly $0.20 per share dividend following the May 1, 2012 payment.

(7)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, note payable and any borrowings under our revolving credit facility.

(8)
Reflects the retrospective application of the change in our classification of debt issue costs. See Note 4 of Notes to Consolidated Financial Statements for a discussion of the change and the impact of the change for 2014. For 2013, the retrospective application of the change in our classification of debt issue costs reduced Total assets by and decreased Total debt by $91 million. For 2012, the retrospective application of the change in our classification of debt issue costs reduced Total assets by and decreased Total debt by $20 million. For 2011, the retrospective application of the change in our classification of debt issue costs reduced Total assets by and decreased Total debt by $22 million.

Five-Year Operations Summary

	2015	2014	2013	2012		2011
Number of department stores:
Beginning of year	1,062	1,094	1,104	1,102		1,106
Openings	—	1	—	9	(1)	3
Closings	(41)	(33)	(10)	(7)	(1)	(7)
End of year	1,021	1,062	1,094	1,104		1,102
Gross selling space (square feet in millions)	104.7	107.9	110.6	111.6		111.2
Sales per gross square foot(2)	$120	$113	$107	$116		$154
Sales per net selling square foot(2)	$165	$155	$147	$161		$212

Number of the Foundry Big and Tall Supply Co. stores(3)	—	—	10	10		10

(1)	Includes 3 relocations.

(2)
Calculation includes the sales, including commission revenue, and square footage of department stores, including selling space allocated to services and licensed departments, that were open for the full fiscal year, as well as Internet sales.

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

The following non-GAAP financial measures are adjusted to exclude the impact of markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, the impact of our qualified defined benefit pension plan (Primary Pension Plan), the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture) and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps. Unlike other operating expenses, the impact of the markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps are not directly related to our ongoing core business operations. Primary Pension Plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense/(income) in its entirety as we view all components of net periodic benefit expense/(income) as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, Primary Pension Plan expense/(income), the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

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

EBITDA and Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA, which are non-GAAP financial measures:

($ in millions)	2015	2014	(1)	2013	(1)	2012	(1)	2011	(1)
Net income/(loss) from continuing operations	$(513)	$(717)		$(1,278)		$(795)		$(274)
Add: Net interest expense	405	406		352		226		227
Add: Loss on extinguishment of debt	10	34		114		—		—
Total interest expense	415	440		466		226		227
Add: Income tax expense/(benefit)	9	23		(430)		(432)		(154)
Add: Depreciation and amortization	616	631		601		543		518
EBITDA (non-GAAP)	527	377	(1)	(641)	(1)	(458)	(1)	317	(1)
Add: Markdowns - inventory strategy alignment	—	—		—		155		—
Add: Restructuring and management transition charges	84	87		215		298		451
Add: Primary pension plan expense/(income)	154	(18)		(52)		(18)		274
Less: Net gain on the sale of non-operating assets	(9)	(25)		(132)		(397)		—
Less: Proportional share of net income from home office land joint venture	(41)	(53)		—		—		—
Less: Certain net gains	—	(88)	(2)	—		—		—
Adjusted EBITDA (non-GAAP)	$715	$280	(1)	$(610)	(1)	$(420)	(1)	$1,042	(1)

(1)
Reflects the retrospective application of the change in our method of recognizing pension expense. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the change and related impacts. For 2014, the retrospective application of the change in recognizing pension expense increased EBITDA (non-GAAP) by $54 million and Adjusted EBITDA (non-GAAP) by $38 million. For 2013, the retrospective application of the change in recognizing pension expense increased EBITDA (non-GAAP) by $178 million and Adjusted EBITDA (non-GAAP) by $26 million. For 2012, the retrospective application of the change in recognizing pension expense increased EBITDA (non-GAAP) by $309 million and decreased Adjusted EBITDA (non-GAAP) by $24 million. For 2011, the retrospective application of the change in recognizing pension expense decreased EBITDA (non-GAAP) by $199 million and Adjusted EBITDA (non-GAAP) by $12 million.

(2)
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

Adjusted Net Income/(Loss) and Adjusted Diluted EPS from Continuing Operations. The following table reconciles net income/(loss) and diluted EPS from continuing operations, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS from continuing operations, non-GAAP financial measures:

($ in millions, except per share data)	2015		2014	(1)	2013	(1)	2012	(1)	2011	(1)
Net income/(loss) (GAAP) from continuing operations	$(513)		$(717)		$(1,278)		$(795)		$(274)
Diluted EPS (GAAP) from continuing operations	$(1.68)		$(2.35)		$(5.13)		$(3.63)		$(1.26)
Add: markdowns - inventory strategy alignment, net of tax of $-, $-, $-, $60 and $-	—		—		—		95	(2)	—
Add: restructuring and management transition charges, net of tax of $-, $-, $28, $116 and $145	84	(3)	87	(3)	187	(4)	182	(2)	306	(5)
Add/(deduct): primary pension plan expense/(income), net of tax of $-, $-, $(5), $(7), and $107	154	(3)	(18)	(3)	(47)	(6)(7)	(11)	(2)	167	(2)
Add: Loss on extinguishment of debt, net of tax of $-, $-, $-, $- and $-	10	(3)	34	(3)	114	(3)	—		—
Less: Net gain on sale or redemption of non-operating assets, net of tax of $-, $-, $1, $146 and $-	(9)	(3)	(25)	(3)	(131)	(8)	(251)	(5)	—
Less: Proportional share of net income from home office land joint venture, net of tax of $-, $-, $-, $- and $-	(41)	(3)	(53)	(3)	—		—		—
Less: Certain net gains, net of tax of $-, $2, $-, $- and $-	—		(86)	(8)	—		—		—
Less: Tax impact resulting from other comprehensive income allocation	—		—		(250)	(9)	—		—
Adjusted net income/(loss) (non-GAAP) from continuing operations	$(315)		$(778)	(1)	$(1,405)	(1)	$(780)	(1)	$199	(1)
Adjusted diluted EPS (non-GAAP) from continuing operations	$(1.03)		$(2.55)	(1)	$(5.64)	(1)	$(3.56)	(1)	$0.90	(1)(10)

(1)
Reflects the retrospective application of the change in our method of recognizing pension expense. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the change and related impacts. For 2014, the retrospective application of the change in recognizing pension expense increased Adjusted net income/(loss) (non-GAAP) from continuing operations by $38 million and Adjusted diluted EPS (non-GAAP) from continuing operations by $0.12. For 2013, the retrospective application of the change in recognizing pension expense increased Adjusted net income/(loss) (non-GAAP) from continuing operations by $26 million and Adjusted diluted EPS (non-GAAP) from continuing operations by $0.10. For 2012, the retrospective application of the change in recognizing pension expense decreased Adjusted net income/(loss) (non-GAAP) from continuing operations by $14 million and Adjusted diluted EPS (non-GAAP) from continuing operations by $0.07. For 2011, the retrospective application of the change in recognizing pension expense decreased Adjusted net income/(loss) (non-GAAP) from continuing operations by $8 million and Adjusted diluted EPS (non-GAAP) from continuing operations by $0.04.

(2)	Tax effect was calculated using the Company's statutory rate of 38.82%.

(3)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(4)
Tax effect for the three months ended May 4, 2013 was calculated using the Company's statutory rate of 38.82%. The last nine months of 2013 reflects no tax effect due to the impact of the Company's tax valuation allowance.

(5)	Tax effect was calculated using the effective tax rate for the transactions.

(6)	Tax benefit for the last nine months of 2013 is included in the line item Tax benefit resulting from other comprehensive income allocation. See footnote 9 below.

(7)	Tax effect for the three months ended May 4, 2013 was calculated using the Company's statutory rate of 38.82%.

(8)	Tax effect represents state taxes payable in separately filing states related to the sale of assets.

(9)
Represents the tax benefits related to the allocation of tax expense to other comprehensive income items, including the amortization of actuarial losses and prior service costs related to the Primary Pension Plan and the results of our annual remeasurement of our pension plans.

(10)
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

($ in millions)	2015	2014	2013	2012	2011
Net cash provided by/(used in) operating activities (GAAP)	$440	$239	$(1,814)	$(10)	$820
Less:
Capital expenditures	(320)	(252)	(951)	(810)	(634)
Dividends paid, common stock	—	—	—	(86)	(178)
Plus:
Proceeds from sale of operating assets	11	70	19	—	15
Free cash flow (non-GAAP)	$131	$57	$(2,746)	$(906)	$23

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

Strategic Framework

Our strategic framework is built upon the three pillars of private brands, omnichannel and revenue per customer.

Product differentiation, affordable style and quality and enhanced profitability are critical to the success of our private brands. With our team of designers and our proprietary designs, we believe we can differentiate our private and exclusive brands from our competitors and the overall marketplace. Through our private brand selection, we believe we can provide value to our customers by offering products with style and quality at an attractive price point. Lastly, with our global sourcing infrastructure, we believe we are uniquely positioned to enhance our merchandise margins by managing product development costs and maintaining flexibility with our price offerings. During 2015, private brand merchandise comprised 44% of total merchandise sales, as compared to 42% and 41% in 2014 and 2013, respectively. During 2015, 2014 and 2013, exclusive brand merchandise comprised 8%, 11% and 11%, respectively, of total merchandise sales.

Our second strategic area of focus is omnichannel. With our heritage of being a catalog retailer, we believe we have the right foundation in place to enhance our omnichannel capabilities. Today’s customer wants to decide when and how she wants to shop, whether in store or online using multiple personal devices. Improving the omnichannel experience for our customers involves further development of our mobile apps, providing more fulfillment choices to the customer and expanding our merchandise assortment. In 2015, we made significant improvements to our mobile app and began testing “buy online and pick up in store same day.” We also intend to continue to expand our online assortment to increase sales and differentiate ourselves from pure e-commerce competitors.

Our final strategic priority is revenue per customer. For 2016, we are focused on three initiatives to increase the frequency and amount customers spend on every transaction. First, we plan to accelerate our growth of Sephora inside JCPenney locations. In 2015, we opened 28 additional Sephora locations, bringing our total number of locations to 518, and introduced a selection of Sephora makeup, skincare and fragrance products to jcpenney.com. We plan to add approximately 60 new Sephora locations in 2016. Second, we continue to enhance our salon environment through our rebranding initiative in partnership with InStyle magazine. Third, for 2016 we plan to redesign the center core area, which includes fashion and fine jewelry, handbags, footwear, sunglasses, and accessories, in approximately one-third of our stores.

2015 Highlights

▪	Sales were $12,625 million, an increase of 3.0% as compared to 2014, and comparable store sales increased 4.5%.

▪	Gross margin as a percentage of sales was 36.0% compared to 34.8% last year. The increase in gross margin as a percentage of sales is primarily due to improved margins on our clearance merchandise.

▪	Selling, general and administrative (SG&A) expenses decreased $218 million, or 5.5%, as compared to 2014.

▪
Our net loss was $513 million, or $1.68 per share, compared to a net loss of $717 million, or $2.35 per share, in 2014.  Results for 2015 included the following amounts that are not directly related to our ongoing core business operations:

▪	$84 million, or $0.27 per share, of restructuring and management transition charges;

▪	$180 million, or $0.59 per share, for the impact related to the settlement of a portion of the Primary Pension Plan obligation;

▪	$10 million, or $0.03 per share, for the loss on extinguishment of debt;

▪	$9 million, or $0.03 per share, for the net gain on the sale of non-operating assets; and

▪
$41 million, or $0.13 per share, for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture).

▪
We elected to change our method of recognizing pension expense. Previously, for the primary and supplemental pension plans, net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) were recognized over the remaining service period of plan participants (eight years for the Primary Pension Plan). Under the new accounting method, we recognize changes in net actuarial gains or losses in excess of the corridor annually in the fourth quarter each year (Mark-to-market (MTM) Adjustment).

▪
EBITDA was $527 million for 2015, an improvement of $150 million compared to EBITDA of $377 million in 2014. Adjusted EBITDA was $715 million for 2015 compared to adjusted EBITDA of $280 million in 2014.

▪	On August 1, 2015, Marvin R. Ellison succeeded Myron E. Ullman, III as CEO of the Company. At that time, Mr. Ullman became Executive Chairman of the Board of Directors.

▪
On December 10, 2015, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) amended the Company's senior secured asset-based credit facility (2014 Credit Facility) to increase the revolving line of credit under the facility (Revolving Facility) to $2,350 million. In connection with upsizing the Revolving Facility, we prepaid and retired the outstanding principal amount of the $500 million term loan under the facility.

Results of Operations

Three-Year Comparison of Operating Performance

(in millions, except per share data)	2015	2014	(1)	2013	(1)
Total net sales	$12,625	$12,257		$11,859
Percent increase/(decrease) from prior year	3.0%	3.4%		(8.7)%	(2)
Comparable store sales increase/(decrease)(3)	4.5%	4.4%		(7.4)%
Gross margin	4,551	4,261		3,492
Operating expenses/(income):
Selling, general and administrative	3,775	3,993		4,114
Pension	162	(48)		(41)
Depreciation and amortization	616	631		601
Real estate and other, net	3	(148)		(155)
Restructuring and management transition	84	87		215
Total operating expenses	4,640	4,515		4,734
Operating income/(loss)	(89)	(254)		(1,242)
As a percent of sales	(0.7)%	(2.1)%		(10.5)%
Loss on extinguishment of debt	10	34		114
Net interest expense	405	406		352
Income/(loss) before income taxes	(504)	(694)		(1,708)
Income tax (benefit)/expense	9	23		(430)
Net income/(loss)	$(513)	$(717)		$(1,278)
EBITDA(4)	$527	$377		$(641)
Adjusted EBITDA(4)	$715	$280		$(610)
Adjusted net income/(loss) (non-GAAP)(4)	$(315)	$(778)		$(1,405)
Diluted EPS	$(1.68)	$(2.35)		$(5.13)
Adjusted diluted EPS (non-GAAP)(4)	$(1.03)	$(2.55)		$(5.64)
Weighted average shares used for diluted EPS	305.9	305.2		249.3

(1)
Reflects the retrospective application of the change in our method of recognizing pension expense. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the change and the impact of the change for the years 2014 and 2013.

(2)	Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 7.5% in 2013.

(3)
Comparable store sales are presented on a 52-week basis and include sales from all stores, including sales from services and commissions earned from our in-store licensed departments, that have been open for 12 consecutive full fiscal months and Internet sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closure remain in the calculations. Certain items, such as sales return estimates and store liquidation sales, are excluded from the Company's calculation. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(4)	See Item 6, Selected Financial Data, for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.
2015 Compared to 2014

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

	2015	2014
Total net sales (in millions)	$12,625	$12,257
Sales percent increase/(decrease)
Total net sales	3.0%	3.4%
Comparable store sales(1)	4.5%	4.4%
Sales per gross square foot(2)	$120	$113

(1)
Comparable store sales are presented on a 52-week basis and include sales from all stores, including sales from services and commissions earned from our in-store licensed departments, that have been open for 12 consecutive full fiscal months and Internet sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closure remain in the calculations. Certain items, such as sales return estimates and store liquidation sales, are excluded from the Company's calculation. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(2)
Calculation includes the sales, including commission revenue, and square footage of department stores, including selling space allocated to services and licensed departments, that were open for the full fiscal year, as well as Internet sales.

Total net sales increased $368 million in 2015 compared to 2014. The following table provides the components of the net sales increase:

($ in millions)	2015
Comparable store sales increase/(decrease)	$538
Sales related to closed stores, net	(175)
Other revenues and sales adjustments	5
Total net sales increase/(decrease)	$368
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

•	Certain categories of store inventory can be accessed and purchased by jcpenney.com customers and shipped directly to the customer's home from the store.

•	Internet orders can be shipped to stores for customer pick up.

•	Order online and "pick-up in store same day" began to roll out to select markets in the second half of 2015.

Both total net sales and comparable store sales increased during 2015 as we gained market share in a highly competitive environment. Internet sales grew at a faster rate compared to our department stores and were positively impacted by our mobile application that creates an enhanced digital experience. In addition, we continue to move closer to a true omnichannel state with our continuation of "ship to stores" and "ship from stores" and our plans to roll out " buy-online-pick-up-in-store same day" chainwide prior to the 2016 Back to School selling season.

For 2015, conversion, transaction counts and average unit retail increased, while the units per transaction decreased as compared to the prior year. On a geographic basis, all regions experienced comparable store sales increases for 2015 compared to the prior year. During 2015, our Sephora, Footwear and Handbags, Home, and Men's merchandise divisions experienced sales increases. Sephora, which reflected the addition of 28 Sephora inside JCPenney locations, experienced the highest sales increase.

Gross Margin
Gross margin is a measure of profitability of a retail company at the most fundamental level of buying and selling merchandise. Gross margins not only cover marketing, selling and other operating expenses, but also must include a profit element. Gross margin is the difference between total net sales and cost of the merchandise sold and is typically expressed as a percentage of total net sales. The cost of merchandise sold includes all direct costs of bringing merchandise to its final selling destination.

Gross margin increased to 36.0% of sales in 2015, or 120 basis points, compared to 2014. On a dollar basis, gross margin increased $290 million, or 6.8%, to $4,551 million in 2015 compared to $4,261 million in the prior year. The net 120 basis point increase resulted primarily from improved margins on our clearance merchandise.

SG&A Expenses
SG&A expenses declined $218 million to $3,775 million in 2015 compared to $3,993 million in 2014. As a percent of sales, SG&A expenses were 29.9% compared to 32.6% in the prior year. The net 270 basis point decrease primarily resulted from lower store controllable costs, more efficient advertising spend and improved private label credit card revenue, which is recorded as a reduction of our SG&A expenses. These decreases were partially offset by an increase in incentive compensation.

Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. The income we earn under our agreement with Synchrony is included as an offset to SG&A expenses. For 2015 and 2014, we recognized income of $367 million and $313 million, respectively, pursuant to our agreement with Synchrony.
Pension
Pension expense/(income) provided below reflects the retrospective application of the change in our method of recognizing pension expense. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the change and the impact of the change for 2014.

($ in millions)	2015	2014
Primary pension plan expense/(income)	$154	$(18)
Supplemental pension plans expense/(income)	8	(30)
Total pension expense/(income)	$162	$(48)

Total pension expense, which consists of our Primary Pension Plan expense and our supplemental pension plans expense, increased primarily due to the $180 million settlement charge of unrecognized actuarial losses as a result of a total transfer of approximately $1.5 billion in Primary Pension Plan assets to settle a portion of the Primary Pension Plan obligation. The transfers included a lump-sum payment of Primary Pension Plan assets as elected by a group of plan participants and the purchase of an annuity contract from an insurance company that will pay and administer future benefits to select retirees. Additionally, the MTM adjustment was expense of $53 million and $12 million in 2015 and 2014, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization expense in 2015 decreased $15 million to $616 million, or 2.4%, compared to $631 million in 2014. This decrease is primarily a result of closing 74 store locations since the beginning of 2014.
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

The composition of real estate and other, net was as follows:

($ in millions)	2015	2014
Net gain from sale of non-operating assets	$(9)	$(25)
Investment income from Home Office Land Joint Venture	(41)	(53)
Net gain from sale of operating assets	(9)	(92)
Store and other asset impairments	20	30
Other	42	(8)
Total expense/(income)	$3	$(148)

In 2015 and 2014, we sold several non-operating assets for a net gain of $9 million and $25 million, respectively. Investment income from the Home Office Land Joint Venture represents our proportional share of net income of the joint venture.

In 2015, the net gain from the sale of operating assets related to the sale of a former furniture store location, payments received from landlords to terminate two leases prior to the original expiration date and the sale of excess property. In 2014, the net gain from the sale of operating assets related to the sale of three department store locations.

Store impairments totaled $- million and $30 million in 2015 and 2014, respectively. The 2014 impairments related to 19 underperforming department stores that continued to operate. Additionally, in 2015, we incurred an impairment charge related to the write-down of internal use software products that will not be implemented.

Included in the other category is a $50 million accrual for the proposed settlement related to a pricing class action lawsuit. Pursuant to the settlement, which is subject to court approval, class members will have the option of selecting a cash payment or store credit. The amount of the payment or credit will depend on the total amount of certain merchandise purchased by each class member during the class period.

See "Restructuring and Management Transition" below for additional impairments related to stores closed in 2015 and stores scheduled to be closed in 2016.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

($ in millions)	2015	2014
Home office and stores	$42	$45
Management transition	28	16
Other	14	26
Total	$84	$87

In 2015 and 2014, we recorded $42 million and $45 million, respectively, of costs to reduce our store and home office expenses. The costs relate to employee termination benefits, lease termination costs and impairment charges associated with the expected closure of 7 underperforming department stores in 2016 and the 2015 closing of 41 such stores. Additionally, the costs include employee termination benefits in connection with the elimination of approximately 300 positions in our home office in 2015.

We also implemented several changes within our management leadership team during 2015 and 2014 that resulted in management transition costs of $28 million and $16 million, respectively, for both incoming and outgoing members of management. Other miscellaneous restructuring charges of $14 million and $26 million, primarily related to contract termination and other costs associated with our previous shops strategy, were recorded during 2015 and 2014, respectively.

Operating Income/(Loss)
For 2015, we reported an operating loss of $89 million compared to an operating loss of $254 million in 2014, which is an improvement of $165 million.

Loss on Extinguishment of Debt
In December 2015, we prepaid and retired the outstanding $494 million principal amount of the term loan under the 2014 Credit Facility and recognized a loss on extinguishment of debt of $10 million for the write off of the related unamortized debt issuance costs.

Net Interest Expense
Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents.  Net interest expense was $405 million, a decrease of $1 million, or 0.2%, from $406 million in 2014.

Income Taxes
Our net deferred tax assets, which include the future tax benefits of our net operating loss carryforwards, are subject to a valuation allowance. At January 30, 2016, the federal and state valuation allowances were $789 million and $236 million, respectively. Future book pre-tax losses will require additional valuation allowances to offset the deferred tax assets created. Until such time that we achieve sufficient profitability to allow removal of most of our valuation allowance, utilization of our loss carryforwards will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.

Each period we are required to allocate our income tax expense or benefit to continuing operations and other items such as other comprehensive income and stockholder’s equity.  In accordance with these rules when we have a loss in continuing operations and a gain in other comprehensive income, as arose in 2013, we are required to recognize a tax benefit in continuing operations up to the amount of tax expense that we are required to report in other comprehensive income.  In 2015, we experienced losses in both continuing operations and other comprehensive income.  Under the allocation rules we are required to recognize the valuation allowance allocable to the tax benefit attributable to these losses in each component of comprehensive income.  Accordingly, included in the total valuation allowance of $1,025 million noted above is $244 million of valuation allowance which offsets the deferred tax benefit attributable to the actuarial loss reported in other comprehensive income.

For 2015, we recorded a net tax expense of $9 million. The net tax expense included $7 million related to the amortization of certain indefinite-lived intangible assets, $12 million for state and foreign jurisdictions where loss carryforwards are limited or unavailable offset by net tax benefits of $2 million for state audit settlements and $8 million to adjust the valuation allowance.

For 2014, we recorded a net tax expense of $23 million. The net tax expense included $7 million related to the amortization of certain indefinite-lived intangible assets, $10 million for state and foreign jurisdictions where loss carryforwards are limited or unavailable and $6 million for federal and state audit settlements.

EBITDA and Adjusted EBITDA (non-GAAP)
In 2015, EBITDA was $527 million, an improvement of $150 million from EBITDA of $377 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture and certain net gains, adjusted EBITDA was $715 million, improving $435 million for 2015 compared to adjusted EBITDA of $280 million for the prior year corresponding period.

Overall, EBITDA and adjusted EBITDA improved significantly in 2015 as compared to the corresponding prior year periods as we were able to improve sales, achieve higher margins and reduce our operating costs.

Net Income/(Loss) and Adjusted Net Income/(Loss)
In 2015, we reported a loss of $513 million, or $1.68 per share, compared with a loss of $717 million, or $2.35 per share, last year. Excluding the impact of restructuring and management transition charges, the impact of our Primary Pension Plan expense, the loss on extinguishment of debt, the net gain on sale of non-operating assets, the proportional share of net income from joint venture and certain net gains, adjusted net income/(loss) (non-GAAP) went from a loss of $778 million, or $2.55 per share, in 2014 to a loss of $315 million, or $1.03 per share, in 2015.

2014 Compared to 2013

Total Net Sales

	2014	2013
Total net sales (in millions)	$12,257	$11,859
Sales percent increase/(decrease)
Total net sales(1)	3.4%	(8.7)%	(1)
Comparable store sales(2)	4.4%	(7.4)%
Sales per gross square foot(3)	$113	$107

(1)	Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 7.5% in 2013.

(2)
Comparable store sales are presented on a 52-week basis and include sales from all stores, including sales from services and commissions earned from our in-store licensed departments, that have been open for 12 consecutive full fiscal months and Internet sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closure remain in the calculations. Certain items, such as sales return estimates and store liquidation sales, are excluded from the Company's calculation. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(3)
Calculation includes the sales, including commission revenue, and square footage of department stores, including selling space allocated to services and licensed departments, that were open for the full fiscal year, as well as Internet sales.

Total net sales increased $398 million in 2014 compared to 2013. The following table provides the components of the net sales increase:

($ in millions)	2014
Comparable store sales, including Internet	$508
Sales related to closed (non-comparable) stores, net	(90)
Other revenues and sales adjustments	(20)
Total net sales increase/(decrease)	$398

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

For 2014, conversion, average transaction value and average unit retail increased, while the units per transaction decreased as compared to the prior year. All geographic regions experienced sales increases for 2014 compared to the prior year. During 2014, most of our divisions experienced a sales increase, with our Home and Women's Accessories divisions, including Sephora, which reflected the addition of 46 Sephora inside JCPenney locations, experiencing the highest sales increases. Our Children's and Footwear divisions were the only divisions that experienced sales declines.

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

Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. The income we earn under our agreement with Synchrony is included as an offset to SG&A expenses. For 2014 and 2013, we recognized income of $313 million and $306 million, respectively, pursuant to our agreement with Synchrony.

Pension Expense
Pension expense provided below reflects the retrospective application of the change in our method of recognizing pension expense. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the change and the impact of the change for the years 2014 and 2013.

($ in millions)	2014	2013
Primary pension plan expense/(income)	$(18)	$(52)
Supplemental pension plans expense/(income)	(30)	11
Total pension expense/(income)	$(48)	$(41)

Total pension expense, which consists of our Primary Pension Plan expense and our supplemental pension plans expense, resulted in pension income in 2014 and 2013 as a result of the expected return on plan assets exceeding the pension costs respectively for each year. Additionally, the MTM Adjustment was $12 million in expense in 2014 and $2 million in income in 2013.

Depreciation and Amortization Expense
Depreciation and amortization expense in 2014 increased $30 million to $631 million, or 5.0%, compared to $601 million in 2013. This increase is a result of our investment and replacement of store fixtures in connection with the implementation of our prior strategy. Depreciation and amortization expense for 2013 excluded $37 million of increased depreciation as a result of shortening the useful lives of department store fixtures that were replaced during 2013 with the build out of our home department and other attractions. These amounts were included in the line Restructuring and management transition in the Consolidated Statements of Operations.

Real Estate and Other, Net
The composition of real estate and other, net was as follows:

($ in millions)	2014	2013
Net gain from sale of non-operating assets	$(25)	$(132)
Investment income from Home Office Land Joint Venture	(53)	—
Net gain from sale of operating assets	(92)	(17)
Store and other asset impairments	30	27
Other	(8)	(33)
Total expense/(income)	$(148)	$(155)

In 2014, we sold several non-operating assets for a net gain of $25 million. In 2013, we sold REIT investments and three joint venture investments for a total net gain of $132 million. Investment income from the Home Office Land Joint Venture represents our proportional share of net income of the joint venture.

In 2014, the net gain from the sale of operating assets related to the sale of three department store locations. In 2013, we had a gain on the sale of our leasehold interest of a former department store location.

Store impairments totaled $30 million and $27 million in 2014 and 2013, respectively. The 2014 and 2013 impairments related to 19 and 25 underperforming department stores, respectively, that continued to operate. In addition, in 2013, we recorded a $9 million impairment charge for our ownership of the U.S. and Puerto Rico rights of the monet® trade name.

See "Restructuring and Management Transition" below for additional impairments related to store closures.

Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

($ in millions)	2014	2013
Home office and stores	$45	$48
Store fixtures	—	55
Management transition	16	37
Other	26	75
Total	$87	$215

In 2014 and 2013, we recorded $45 million and $48 million, respectively, of costs to reduce our store and home office expenses. The costs relate to employee termination benefits, lease termination costs and impairment charges associated with the 2015 closing of 40 underperforming department stores and the 2014 closing of 33 such stores. Additionally, the costs include employee termination benefits in connection with the elimination of positions in our home office.

During 2013, we recorded a total charge of $55 million related to store fixtures which related to increased depreciation as a result of shortening the useful lives of department store fixtures that were replaced throughout 2013, to charges for the impairment of certain store fixtures related to our former shops strategy that had been used in our prototype department store, and to an asset write down of store fixtures related to the renovations in our Home department.

We also implemented several changes within our management leadership team during 2014 and 2013 that resulted in management transition costs of $16 million and $37 million, respectively, for both incoming and outgoing members of management. Other miscellaneous restructuring charges of $26 million and $75 million recorded during 2014 and 2013, respectively, were primarily related to contract termination costs and other costs associated with our previous marketing and shops strategy. The charges in 2013 included a non-cash charge of $36 million related to the return of shares of Martha Stewart Living Omnimedia, Inc. previously acquired by the Company, which was accounted for as a cost investment.

Operating Income/(Loss)
For 2014, we reported an operating loss of $254 million compared to an operating loss of $1,242 million in 2013, which was an improvement of $988 million.

Loss on Extinguishment of Debt
During the third quarter of 2014, we completed an offering of $400 million aggregate principal amount of our 8.125% Senior Unsecured Notes due 2019 (2019 Notes). The majority of the net proceeds of the offering were used to pay the tender consideration and related transaction fees and expenses for our contemporaneous cash tender offers (2014 Tender Offers) for $327 million aggregate principal amount of our outstanding 6.875% Medium-Term Notes due 2015 (2015 Notes), 7.65% Debentures due 2016 (2016 Notes) and 7.95% Debentures due 2017 (2017 Notes) (the Securities). In October 2014, subsequent to the completion of the 2014 Tender Offers, we used $64 million of available cash to effect a legal defeasance of the remaining outstanding principal amount of the 2015 Notes by depositing funds with the Trustee for the 2015 Notes sufficient to make all payments of interest and principal on the outstanding 2015 Notes to the stated maturity of October 15, 2015. These transactions resulted in a loss on extinguishment of debt of $34 million which included the premium paid over face value of the accepted Securities of $29 million, $4 million for the portion of the deposited funds for future interest payments on the 2015 Notes and reacquisition costs of $1 million.

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

Net Interest Expense
Net interest expense was $406 million, an increase of $54 million, or 15.3%, from $352 million in 2013. The increase in net interest expense was primarily related to the increased interest expense associated with the previous borrowings under our former revolving credit facility (2013 Credit Facility), the $2.25 billion five-year senior secured term loan that was entered into in May 2013 (2013 Term Loan), the 2014 Term Loan and the additional debt that was outstanding during the third quarter of 2014 as a result of the timing of our debt transactions. In addition, during the second quarter of 2014, the Company expensed $9 million of capitalized debt issue costs associated with our previous credit facility that was replaced by our 2014 Credit Facility.

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

Each period we are required to allocate our income tax expense or benefit to continuing operations and other items such as other comprehensive income and stockholder’s equity.  In accordance with these rules when we have a loss in continuing operations and a gain in other comprehensive income, as arose in 2013, we are required to recognize a tax benefit in continuing operations up to the amount of tax expense that we are required to report in other comprehensive income.  In 2014, we experienced losses in both continuing operations and other comprehensive income.  Under the allocation rules we are required to recognize the valuation allowance allocable to the tax benefit attributable to these losses in each component of comprehensive income.  Accordingly, included in the total valuation allowance of $784 million noted above is $190 million of valuation allowance which offsets the deferred tax benefit attributable to the actuarial loss reported in other comprehensive income.

For 2014, we recorded a net tax expense of $23 million. The net tax expense included $7 million related to the amortization of certain indefinite-lived intangible assets, $10 million for state and foreign jurisdictions where loss carryforwards are limited or unavailable and $6 million for federal and state audit settlements.

For 2013, we recorded a net tax benefit of $430 million resulting in an effective tax rate of (25.2)%. The net tax benefit consisted of net federal, foreign and state tax benefits of $182 million, a $250 million tax benefit resulting from actuarial gains in other comprehensive income, offset by $2 million of tax expense related to the amortization of certain indefinite-lived intangible assets. The $250 million tax benefit recorded on the loss in continuing operations was offset by income tax expense in other comprehensive income of $250 million.

EBITDA and Adjusted EBITDA (non-GAAP)
In 2014, EBITDA was a positive $377 million, an improvement of $1,018 million compared to a negative EBITDA of $641 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture and certain net gains, adjusted EBITDA was positive, improving $890 million to an adjusted EBITDA of $280 million for 2014 compared to a negative adjusted EBITDA of $610 million for the prior year corresponding period.

Overall, EBITDA and adjusted EBITDA improved significantly in 2014 as compared to the corresponding prior year periods as we were able to improve sales, achieve higher margins and reduce our operating costs.

Net Income/(Loss) and Adjusted Net Income/(Loss)
In 2014, we reported a loss of $717 million, or $2.35 per share, compared with a loss of $1,278 million, or $5.13 per share, in 2013. Excluding the impact of restructuring and management transition charges, the impact of our Primary Pension Plan expense, the loss on extinguishment of debt, the net gain on sale of non-operating assets, the proportional share of net income from joint venture, certain net gains and the tax impact resulting from other comprehensive income allocation, adjusted net income/(loss) (non-GAAP) went from a loss of $1,405 million, or $5.64 per share, in 2013 to a loss of $778 million, or $2.55 per share, in 2014.

Financial Condition and Liquidity
Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. During 2015, we executed the following transactions:

•
Entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges.

•
The amendment to the 2014 Credit Facility. The amendment increased the size of the Revolving Facility to $2,350 million. In connection with upsizing the Revolving Facility, we prepaid and retired the $494 million outstanding principal amount of the term loan under the 2014 Credit Facility.

We ended the year with $900 million of cash and cash equivalents, a decrease of $418 million from the prior year. As of the end of 2015, based on our borrowing base and amounts reserved for outstanding standby and import letters of credit, we had$1,568 million available for future borrowings under the Revolving Facility, providing a total available liquidity of $2.5 billion.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	2015	2014	2013
Cash and cash equivalents	$900	$1,318	$1,515
Merchandise inventory	2,721	2,652	2,935
Property and equipment, net	4,816	5,148	5,619
Total debt(1)	4,805	5,321	5,510
Stockholders’ equity	1,309	1,914	3,087
Total capital	6,114	7,235	8,597
Maximum capacity under our credit agreement	2,350	1,850	1,850
Cash flow from operating activities	440	239	(1,814)
Free cash flow (non-GAAP)(2)	131	57	(2,746)
Capital expenditures	320	252	951
Ratios:
Debt-to-total capital(3)	78.6%	73.5%	64.1%
Cash-to-debt(4)	18.7%	24.8%	27.5%

(1)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, note payable and any borrowings under our revolving credit facility.

(2)	See Item 6, Selected Financial Data, for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

(3)	Total debt divided by total capitalization.

(4)	Cash and cash equivalents divided by total debt.

Free Cash Flow (Non-GAAP)
During 2015, free cash flow increased $74 million to an inflow of $131 million compared to an inflow of $57 million in 2014. This gain was operationally driven by significant improvement in the profitability of our business and strong expense control. In addition, free cash flow was impacted by an increase in capital expenditures and a decrease in proceeds from the sale of operating assets during 2015 when compared to 2014.

Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our strategy to return to profitable growth.

In 2015, cash flow from operating activities was an inflow of $440 million, an increase of $201 million compared to an inflow of $239 million during the same period last year. Our net loss as of the end of 2015 of $513 million included significant charges and credits that did not impact operating cash flow, including depreciation and amortization, certain restructuring and management transition charges, loss on extinguishment of debt, benefit plans, the sale of operating and non-operating assets and asset impairments. Overall, the generation of cash from operations was driven primarily by the increase in sales and operating performance of the Company, including higher margins and better expense control. In addition, during 2015 we received an aggregate cash distribution of $36 million from the Home Office Land Joint Venture. Cash flows from operating activities also included construction allowances from landlords of $17 million, which provided additional cash that was used to fund a portion of our capital expenditures in investing activities.
Merchandise inventory increased $69 million to $2,721 million, or 2.6%, as of the end of 2015 compared to $2,652 million as of the end of last year. Inventory turns for 2015, 2014 and 2013 were 2.65, 2.74 and 2.65 respectively.  Merchandise accounts payable decreased $72 million at the end of 2015 compared to 2014.

In 2014, cash flow from operating activities was an inflow of $239 million, an increase of $2,053 million compared to an outflow of $1,814 million during the prior year. Our net loss as of the end of 2014 of $717 million included significant charges and credits that did not impact operating cash flow, including depreciation and amortization, certain restructuring and management transition charges, loss on extinguishment of debt, the sale of operating and non-operating assets and asset impairments. Overall, the generation of cash from operations was driven primarily by the increase in sales and operating performance of the Company, including higher margins and better expense control. In addition, during 2014 we received an aggregate cash distribution of $58 million from the Home Office Land Joint Venture of which $53 million was included in operating activities and $5 million was classified as investing activities as it was considered a return of investment as the aggregate cash distribution exceeded our proportional share of the cumulative earnings of the joint venture by this amount. Cash flows from operating activities also included construction allowances from landlords of $4 million, which which provided additional cash that was used to fund a portion of our capital expenditures in investing activities.

Investing Activities
In 2015, investing activities was a cash outflow of $296 million compared to an outflow of $142 million for 2014. The increase in the cash outflow from investing activities was primarily a result of an increase in capital expenditures and a decrease in proceeds from the sale of operating assets.
For 2015, capital expenditures were $320 million. At the end of the year, we also had an additional $13 million of accrued capital expenditures, which will be paid in subsequent periods. The capital expenditures for 2015 related primarily to the opening of 28 Sephora inside JCPenney stores, investments in information technology in both our home office and stores and investments in our store environment. We received construction allowances from landlords of $17 million in 2015, which are classified as operating activities, to fund a portion of the capital expenditures related to store leasehold improvements. These funds have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.
In 2014, investing activities was a cash outflow of $142 million compared to an outflow of $789 million for 2013. The decrease in the cash outflow from investing activities was primarily a result of decreased capital expenditures and an increase in proceeds from the sale of operating assets.
For 2014, capital expenditures were $252 million. At the end of the year, we also had an additional $12 million of accrued capital expenditures, which were paid in 2015. The capital expenditures for 2014 related primarily to the opening of 46 Sephora inside JCPenney stores, the opening of a new department store in the third quarter of 2014, investments in information technology in both our home office and stores and investments in our store environment. We also received construction allowances from landlords of $4 million in 2014.

The following provides a breakdown of capital expenditures:

($ in millions)	2015	2014	2013
Store renewals and updates	$170	$152	$875
Capitalized software	93	39	29
New and relocated stores	—	30	10
Technology and other	57	31	37
Total	$320	$252	$951

We expect our investment in capital expenditures for 2016 to be approximately $375 million, net of construction allowances from landlords, which will relate primarily to our store environment, investments in information technology and the continued

roll-out of approximately 60 new Sephora inside JCPenney locations. Our plan is to fund these expenditures with cash flow from operations and existing cash and cash equivalents.

Financing Activities
In 2015, cash flows from financing activities were an outflow of $562 million compared to an outflow of $294 million for the same period last year.

During 2015, we prepaid and retired the $494 million outstanding principal amount of the term loan under the 2014 Credit Facility. Through 2015, we repaid $33 million on our capital leases and note payable and $22 million on the 2013 Term Loan. In addition, we incurred $4 million of financing costs relating to the 2014 Credit Facility.

During 2014, we closed on our offering of $400 million aggregate principal amount of 2019 Notes and used the majority of the $393 million of proceeds from the offering, net of underwriting discounts, to pay $362 million for the tender consideration and related transaction fees and expenses for our contemporaneous tender offers to purchase approximately $327 million aggregate principal amount of our outstanding 2015 Notes, 2016 Notes and 2017 Notes.  Subsequent to the completion of the tender offers, we used approximately $64 million of available cash to effect a legal defeasance of the remaining outstanding principal amount of $60 million on our 2015 Notes by depositing funds with the Trustee for the 2015 Notes sufficient to make all payments of interest and principal on the outstanding Notes to October 15, 2015, the stated maturity of the 2015 Notes.  These transactions resulted in a loss on extinguishment of debt of $34 million which includes the premium paid over face value of the Securities of $29 million, $4 million for the portion of the deposited funds for future interest payments on the 2015 Notes and reacquisition costs of $1 million.

During 2014, in conjunction with entering into our 2014 Credit Facility, we used the $500 million of proceeds from the term loan under the 2014 Credit Facility, in addition to $150 million of cash on hand, to pay down the $650 million cash borrowings that were outstanding under the previous revolving credit facility. In addition, we incurred $60 million of financing costs relating to the 2014 Credit Facility. Through 2014, we repaid $26 million on our capital leases and note payable, $23 million on our 2013 Term Loan and $2 million on the term loan under the 2014 Credit Facility.

Cash Flow and Financing Outlook
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. For 2016, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically.

2014 Credit Facility
The Company has a $2,350 million asset-based senior secured credit facility (2014 Credit Facility) that is comprised of a $2,350 million revolving line of credit (Revolving Facility). As of the end of 2015, we had no borrowings outstanding under the Revolving Facility. In addition, as of the end of 2015, based on our borrowing base, we had $1,848 million available for borrowing under the facility, of which $280 million was reserved for outstanding standby and import letters of credit, none of which have been drawn on, leaving $1,568 million for future borrowings. The applicable rate for standby and import letters of credit were 2.50% and 1.25%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Facility.
Credit Ratings
Our credit ratings and outlook as of March 11, 2016 were as follows:

	Corporate	Outlook
Fitch Ratings	B	Positive
Moody’s Investors Service, Inc.	B3	Positive
Standard & Poor’s Ratings Services	CCC+	Positive

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

Contractual Obligations and Commitments
Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of January 30, 2016 is presented in the following table.

($ in millions)	Total	Less Than 1 Year		1 - 3 Years	3 - 5 Years	More Than 5 Years
Recorded contractual obligations:
Long-term debt	$4,830	$101		$2,692	$800	$1,237
Capital leases and note payable	37	27		10	—	—
Unrecognized tax benefits(1)	91	3		—	—	88
Contributions to non-qualified supplemental retirement and postretirement medical plans(2)	188	46		41	30	71
	$5,146	$177		$2,743	$830	$1,396
Unrecorded contractual obligations:
Interest payments on long-term debt(3)	$4,803	$319	(4)	$515	$244	$3,725
Operating leases(5)	2,687	227		369	275	1,816
Standby and import letters of credit(6)	280	280		—	—	—
Surety bonds(7)	76	76		—	—	—
Contractual obligations(8)	195	127		67	1	—
Purchase orders(9)	2,130	2,130		—	—	—
Guarantees(10)	2	1		1	—	—
	$10,173	$3,160		$952	$520	$5,541
Total	$15,319	$3,337		$3,695	$1,350	$6,937

(1)
Represents management’s best estimate of the payments related to tax reserves for uncertain income tax positions. Based on the nature of these liabilities, the actual payments in any given year could vary significantly from these amounts. See Note 19 to the Consolidated Financial Statements.

(2)	Represents expected cash payments through 2025.

(3)
Includes interest expense related to our 2013 Term Loan of $328 million that was calculated using its interest rate as of January 30, 2016 for the anticipated amount outstanding each period, which assumes the required principal payments for the loan remain the same each quarter.

(4)	Includes $88 million of accrued interest that is included in our Consolidated Balance Sheet at January 30, 2016.

(5)
Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured. Future minimum lease payments have not been reduced for sublease income.

(6)
Standby letters of credit, which totaled $280 million, are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims and to support our merchandise initiatives. There were no outstanding import letters of credit at January 30, 2016.

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

Off-Balance Sheet Arrangements
Management considers all on- and off-balance sheet debt in evaluating our overall liquidity position and capital structure. Other than operating leases, which are included in the Contractual Obligations and Commitments table, we do not have any material off-balance sheet financing. See detailed disclosure regarding operating leases in Note 15 to the Consolidated Financial Statements.

We do not have any additional arrangements or relationships with entities that are not consolidated into the financial statements.

Impact of Inflation, Deflation and Changing Prices
We have experienced inflation and deflation related to our purchase of certain commodity products. We do not believe that changing prices for commodities have had a material effect on our Net Sales or results of operations. Although we cannot precisely determine the overall effect of inflation and deflation on operations, we do not believe inflation and deflation have had a material effect on our financial condition or results of operations.
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

Inventory Valuation under the Retail Method
Inventories are valued primarily at the lower of cost (using the first-in, first-out or “FIFO” method) or market, determined under the Retail Inventory Method (RIM) for department stores, store distribution centers and regional warehouses and standard cost, representing average vendor cost, for merchandise we sell through the Internet at jcpenney.com. Under RIM, retail values of merchandise groups are converted to a cost basis by applying the specific average cost-to-retail ratio related to each merchandise grouping. RIM inherently requires management judgment and certain estimates that may significantly impact the ending inventory valuation at cost, as well as gross margin. The most significant estimates are permanent reductions to retail prices (markdowns) and permanent devaluation of inventory (markdown accruals) used primarily to clear seasonal merchandise or otherwise slow-moving inventory and inventory shortage (shrinkage).

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
We evaluate recoverability of long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as historical operating losses or plans to close stores and dispose of or sell long-lived assets before the end of their previously estimated useful lives. Additionally, annual operating performance of individual stores are periodically analyzed to identify potential underperforming stores which may require further evaluation of the recoverability of the carrying amounts. If our evaluations, performed on an undiscounted cash flow basis, indicate that the carrying amount of the asset may not be recoverable, the potential impairment is measured as the excess of carrying value over the fair value of the impaired asset. The impairment calculation requires us to apply estimates for future cash flows and use judgments for qualitative factors such as local market conditions, operating environment, mall performance and other trends. We estimate fair value based on either a projected discounted cash flow method using a discount rate that is considered commensurate with the risk inherent in our current business model or appraised value, as appropriate.

We recognize impairment losses in the earliest period that it is determined a loss has occurred. The carrying value is adjusted to the new carrying value and any subsequent increases in fair value are not recorded. If it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset. Impairment losses totaling $0 million, $30 million and $18 million in 2015, 2014 and 2013, respectively, were recorded in the Consolidated Statement of Operations in the line item Real estate and other, net.

While we do not believe there is a reasonable likelihood that there will be a material change in our estimates or assumptions used to calculate long-lived asset impairments, if actual results are not consistent with our current estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Indefinite-Lived Assets
We assess the recoverability of indefinite-lived intangible assets at least annually during the fourth quarter of our fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. For our 2015 annual impairment test, we tested our indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.  Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in company-specific risk factors. Royalty rates are established by management based on comparable trademark licensing agreements in the market.  Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant weighted average cost of capital and long-term growth rates.

While we do not believe there is a reasonable likelihood that there will be a material change in our estimates or assumptions used to calculate indefinite-lived asset impairments, if actual results are not consistent with our current estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Reserves and Valuation Allowances
Insurance Reserves
We are primarily self-insured for costs related to workers’ compensation and general liability claims. The liabilities represent our best estimate, using generally accepted actuarial reserving methods through which we record a provision for workers’ compensation and general liability risk based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims and projected loss development factors. These estimates are subject to the frequency, lag and severity of claims. We target this provision above the midpoint of the actuarial range, and total estimated claim liability amounts are discounted using a risk-free rate. We do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant fluctuation in net income. However, a 10% variance in the workers’ compensation and general liability reserves at year-end 2015, would have affected our SG&A expenses by approximately $21 million.

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

See Note 19 to the Consolidated Financial Statements for more information regarding income taxes and also Risk Factors, Item 1A.

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

Pension
Pension Accounting
We maintain a qualified funded defined benefit pension plan (Primary Pension Plan) and smaller non-qualified unfunded supplemental defined benefit plans. The determination of pension expense is the result of actuarial calculations that are based on important assumptions about pension assets and liabilities. The most important of these are the expected rate of return on assets and the discount rate assumptions. These assumptions require significant judgment and a change in any one of them could have a material impact on pension expense reported in our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income/(Loss), as well as in the assets, liability and equity sections of the Consolidated Balance Sheets.

The following table reflects our expected rate of return and discount rate assumptions:

	2015	2014	2013
Expected return on plan assets	6.75%	7.00%	7.00%
Discount rate for pension expense	3.87%	4.89%	4.19%
Discount rate for pension obligation	4.73%	3.87%	4.89%

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

The expected return on plan assets is based on the plan’s long-term asset allocation policy, historical returns for plan assets and overall capital market returns, taking into account current and expected market conditions. The expected return assumption for 2015 was reduced from 7.00% to 6.75% given our new asset allocation targets and updated expected capital markets return assumptions.

Discount Rate
The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). The discount rate, as determined by the plan actuary, is based on a hypothetical AA yield curve represented by a series of bonds maturing over the next 30 years, designed to match the corresponding pension benefit cash payments to retirees.

For 2015, the discount rate to measure pension expense was 3.87% compared to 4.89% in 2014. The discount rate to measure the pension obligations increased to 4.73%  as of January 30, 2016 from 3.87% as of January 31, 2015.

Sensitivity
The sensitivity of pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in pension expense of approximately $16 million. An increase in the discount rate of one-half of one percent would increase the 2016 pension expense by approximately $3 million and a decrease in the discount rate of one-half of one percent would decrease pension expense by approximately $4 million.

Pension Funding
Funding requirements for our Primary Pension Plan are determined under Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006. As a result of the funded status of the Primary Pension Plan, we are not required to make cash contributions in 2016.
Recent Accounting Pronouncements

Refer to Note 4 to the Consolidated Financial Statements.
Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. Words such as "expect" and similar expressions identify forward-looking statements, which include, but are not limited to, statements regarding sales, gross margin, selling, general and administrative expenses, earnings, cash flows and liquidity. Forward-looking statements are based only on the Company's current assumptions and views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company's control, that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer confidence and spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell us merchandise on a timely basis or at all, trade restrictions, the ability to monetize non-core assets on acceptable terms, the ability to implement our strategic plan including our omnichannel initiatives, customer acceptance of our strategies, our ability to attract, motivate and retain key executives and other associates, the impact of cost reduction initiatives, our ability to generate or maintain liquidity, implementation of new systems and platforms including EMV chip technology, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, disruptions and congestion at ports through which we import goods, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, the ability of the federal government to fund and conduct its operations, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, legal and regulatory proceedings and the Company’s ability to access the debt or equity markets on favorable terms or at all. There can be no assurances that the Company will achieve expected results, and actual results may be materially less than expectations. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Part I, Item 1A, Risk Factors, above. We intend the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
All of our outstanding notes and debentures as of January 30, 2016 are at fixed interest rates and would not be affected by interest rate changes. On June 20, 2014, J. C. Penney Company, Inc., JCP and J. C. Penney Purchasing Corporation (Purchasing) entered into a $2,350 million senior secured asset-based credit facility (2014 Credit Facility), comprised of a $1,850 million revolving line of credit (Revolving Facility) and a $500 million term loan (2014 Term Loan). During 2015, the Company amended the 2014 Credit Facility to increase the Revolving Facility from $1,850 million to $2,350 million. In connection with upsizing the Revolving Facility, the Company prepaid and retired the outstanding principal amount of the 2014 Term Loan. Borrowings under the Revolving Facility, to the extent that fluctuating rate loans are used, are affected by interest rate changes. As of January 30, 2016, we had no borrowings outstanding under the Revolving Facility.
In addition, in May 2013, we entered into a $2.25 billion senior secured term loan facility (2013 Term Loan Facility), which bears interest at a rate of LIBOR plus 5.0%. As of January 30, 2016, we had $2.194 billion outstanding under the 2013 Term Loan Facility. During the second quarter of 2015, we entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges. Accordingly, a 100 basis point increase in LIBOR interest rates would result in additional annual interest expense of $14 million under the 2013 Term Loan Facility and $8 million in less annual interest expense under the interest rate swap agreements.

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. As of January 30, 2016, long-term debt, excluding unamortized debt issuance costs and including current maturities, had a carrying value of $4.8 billion and a fair value of $4.2 billion. As of January 31, 2015, long-term debt, excluding unamortized debt issuance costs and including current maturities, had a carrying value of $5.4 billion and a fair value of $4.8 billion.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The management of our Company, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The management of our Company has assessed the effectiveness of our Company’s internal control over financial reporting as of January 30, 2016. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013). Based on its assessment, the management of our Company believes that, as of January 30, 2016, our Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our Company’s internal control over financial reporting. Their report follows.

There were no changes in our Company’s internal control over financial reporting during the fourth quarter ended January 30, 2016, that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
J. C. Penney Company, Inc.:

We have audited J. C. Penney Company, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J. C. Penney Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, J. C. Penney Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income/ (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2016, and our report dated March 16, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Dallas, Texas
March 16, 2016

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Board Committees–Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1 - Election of Directors” in our definitive proxy statement for 2016, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Code of Ethics and Corporate Governance Guidelines

We have adopted a code of ethics for officers and employees, which applies to, among others, our principal executive officer, principal financial officer and principal accounting officer, and which is known as the “Statement of Business Ethics.” We have also adopted certain ethical principles and policies for our directors, which are set forth in Article V of our Corporate Governance Guidelines. The Statement of Business Ethics and Corporate Governance Guidelines are available on our website at www.jcpenney.com. Additionally, we will provide copies of these documents without charge upon request made to:

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
Item 11. Executive Compensation

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2015,” “Outstanding Equity Awards at Fiscal Year-End 2015,” “Option Exercises and Stock Vested for Fiscal 2015,” “Pension Benefits,” “Nonqualified Deferred Compensation for Fiscal 2015,” “Potential Payments and Benefits on Termination of Employment,” and “Director Compensation for Fiscal 2015” in our Company’s definitive proxy statement for 2016, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to beneficial ownership of our Company’s common stock is included under the caption “Beneficial Ownership of Common Stock” and with respect to equity compensation plans is included under the caption "Equity Compensation Plan(s) Information" in our Company’s definitive proxy statement for 2016, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included under the captions “Policies and Procedures with Respect to Related Person Transactions” and “Board Independence” in our Company’s definitive proxy statement for 2016, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in our Company’s definitive proxy statement for 2016, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

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
3. Exhibits:
See separate Exhibit Index beginning on page 102. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K is specifically identified in the separate Exhibit Index beginning on page 102 and filed with or incorporated by reference in this report.
(b) See separate Exhibit Index beginning on page 102.
(c) Other Financial Statement Schedules. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
(Registrant)

By /s/ Andrew S. Drexler
Andrew S. Drexler
Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Date:	March 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Myron E. Ullman, III*	Chairman of the Board; Director	March 16, 2016
Myron E. Ullman, III

Marvin R. Ellison*	Chief Executive Officer; Director (principal executive officer)	March 16, 2016
Marvin R. Ellison

Edward J. Record*	Executive Vice President and Chief Financial Officer (principal financial officer)	March 16, 2016
Edward J. Record

/s/ Andrew S. Drexler	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	March 16, 2016
Andrew S. Drexler

Colleen C. Barrett*	Director	March 16, 2016
Colleen C. Barrett

Thomas J. Engibous*	Director	March 16, 2016
Thomas J. Engibous

Amanda Ginsberg*	Director	March 16, 2016
Amanda Ginsberg

B. Craig Owens*	Director	March 16, 2016
Craig Owens

Leonard H. Roberts*	Director	March 16, 2016
Leonard H. Roberts

Signatures	Title	Date

Stephen I. Sadove*	Director	March 16, 2016
Stephen I. Sadove

Javier G. Teruel*	Director	March 16, 2016
Javier G. Teruel

R. Gerald Turner*	Director	March 16, 2016
R. Gerald Turner

Ronald W. Tysoe*	Director	March 16, 2016
Ronald W. Tysoe

*By:	/s/ Andrew S. Drexler
Andrew S. Drexler
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
J. C. Penney Company, Inc.:

We have audited the accompanying consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income/ (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney Company, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 3 to the financial statements, the Company has elected to change its method of accounting for pension and postretirement benefits to immediately recognize actuarial gains and losses in its operating results in the year in which they occur, to the extent they exceed 10 percent of the greater of the fair value of plan assets or the plans’ projected benefit obligation, referred to as the corridor.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J. C. Penney Company, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Dallas, Texas
March 16, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	2015	2014	2013
		As Adjusted
Total net sales	$12,625	$12,257	$11,859
Cost of goods sold	8,074	7,996	8,367
Gross margin	4,551	4,261	3,492
Operating expenses/(income):
Selling, general and administrative (SG&A)	3,775	3,993	4,114
Pension	162	(48)	(41)
Depreciation and amortization	616	631	601
Real estate and other, net	3	(148)	(155)
Restructuring and management transition	84	87	215
Total operating expenses	4,640	4,515	4,734
Operating income/(loss)	(89)	(254)	(1,242)
Loss on extinguishment of debt	10	34	114
Net interest expense	405	406	352
Income/(loss) before income taxes	(504)	(694)	(1,708)
Income tax expense/(benefit)	9	23	(430)
Net income/(loss)	$(513)	$(717)	$(1,278)
Earnings/(loss) per share:
Basic	$(1.68)	$(2.35)	$(5.13)
Diluted	(1.68)	(2.35)	(5.13)
Weighted average shares – basic	305.9	305.2	249.3
Weighted average shares – diluted	305.9	305.2	249.3

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

($ in millions)	2015	2014	2013
		As Adjusted
Net income/(loss)	$(513)	$(717)	$(1,278)
Other comprehensive income/(loss), net of tax:
Real estate investment trusts (REITs)
Unrealized gain/(loss) (1)	—	—	(1)
Reclassification adjustment for realized (gain)/loss (2)	—	—	(16)
Foreign currency translation
Unrealized gain/(loss) (3)	—	(2)	—
Retirement benefit plans
Net actuarial gain/(loss) arising during the period (4)	(213)	(293)	404
Prior service credit/(cost) arising during the period (5)	—	(12)	(4)
Reclassification of net actuarial (gain)/loss from a settlement (6)	110	—	—
Reclassification for net actuarial (gain)/loss (7)	31	7	(2)
Reclassification for amortization of prior service (credit)/cost (8)	2	(1)	(1)
Cash flow hedges
Gain/(loss) on interest rate swaps (9)	(23)	—	—
Reclassification for periodic settlements (10)	6	—	—
Deferred tax valuation allowance	(54)	(190)	—
Total other comprehensive income/(loss), net of tax	(141)	(491)	380
Total comprehensive income/(loss), net of tax	$(654)	$(1,208)	$(898)

See the accompanying notes to the Consolidated Financial Statements.

(1)	Net of $1 million in tax in 2013.

(2)	Net of $8 million in tax in 2013 and $(24) million pre-tax gain recognized in Real estate and other, net in the Consolidated Statement of Operations.

(3)	Net of $1 million in tax in 2014.

(4)	Net of $136 million in tax in 2015, $186 million in tax in 2014 and $(255) million in tax in 2013.

(5)	Net of $- million in tax in 2015, $8 million in tax in 2014 and $3 million in tax in 2013.

(6)	Net of $(70) million in tax in 2015 and $180 million of pre-tax amount recognized in Pension in the Consolidated Statement of Operations.

(7)
Net of $(22) million in tax in 2015, $(5) million in tax in 2014 and $- million in 2013. Pre-tax amounts of $53 million in 2015, $12 million in 2014 and $(2) million in 2013 were recognized in Pension in the Consolidated Statement of Operations.

(8)
Net of $(1) million of tax in 2015, $- million of tax in 2014 and $- million in tax in 2013. Pre-tax amounts of $8 million in 2015, $7 million in 2014 and $7 million in 2013 were recognized in Pension in the Consolidated Statement of Operations. Pre-tax amounts of $(7) million in 2015, $(8) million in 2014 and $(8) million in 2013 were recognized in SG&A in the Consolidated Statement of Operations.

(9)	Net of $15 million of tax in 2015.

(10)	Net of $(4) million of tax in 2015 and $10 million in pre-tax amount recognized in Net interest expense in the Consolidated Statement of Operations.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	2015	2014
		As Adjusted
Assets
Current assets:
Cash in banks and in transit	$119	$119
Cash short-term investments	781	1,199
Cash and cash equivalents	900	1,318
Merchandise inventory	2,721	2,652
Deferred taxes	231	172
Prepaid expenses and other	166	189
Total current assets	4,018	4,331
Property and equipment	4,816	5,148
Prepaid pension	—	220
Other assets	608	610
Total Assets	$9,442	$10,309
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$925	$997
Other accounts payable and accrued expenses	1,360	1,103
Current portion of capital leases and note payable	26	28
Current maturities of long-term debt	101	28
Total current liabilities	2,412	2,156
Long-term capital leases and note payable	10	38
Long-term debt	4,668	5,227
Deferred taxes	425	363
Other liabilities	618	611
Total Liabilities	8,133	8,395
Stockholders' Equity
Common stock(1)	153	152
Additional paid-in capital	4,654	4,606
Reinvested earnings/(accumulated deficit)	(3,007)	(2,494)
Accumulated other comprehensive income/(loss)	(491)	(350)
Total Stockholders’ Equity	1,309	1,914
Total Liabilities and Stockholders’ Equity	$9,442	$10,309

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 306.1 million and 304.9 million as of January 30, 2016 and January 31, 2015, respectively.

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Loss)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
February 2, 2013 - as adjusted	219.3	$110	$3,799	$(499)	$(239)	$3,171
Net income/(loss)	—	—	—	(1,278)	—	(1,278)
Other comprehensive income/(loss)	—	—	—	—	380	380
Common stock issued	84.0	42	744	—	—	786
Stock-based compensation	1.3	—	28	—	—	28
February 1, 2014 - as adjusted	304.6	$152	$4,571	$(1,777)	$141	$3,087
Net income/(loss)	—	—	—	(717)	—	(717)
Other comprehensive income/(loss)	—	—	—	—	(491)	(491)
Stock-based compensation	0.3	—	35	—	—	35
January 31, 2015 - as adjusted	304.9	$152	$4,606	$(2,494)	$(350)	$1,914
Net income/(loss)	—	—	—	(513)	—	(513)
Other comprehensive income/(loss)	—	—	—	—	(141)	(141)
Stock-based compensation	1.2	1	48	—	—	49
January 30, 2016	306.1	$153	$4,654	$(3,007)	$(491)	$1,309

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2015	2014	2013
		As Adjusted
Cash flows from operating activities
Net income/(loss)	$(513)	$(717)	$(1,278)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	10	32	132
Asset impairments and other charges	25	39	30
Net gain on sale or redemption of non-operating assets	(9)	(25)	(132)
Net gain on sale of operating assets	(9)	(92)	(17)
Loss on extinguishment of debt	10	34	114
Depreciation and amortization	616	631	601
Benefit plans	127	(78)	(108)
Stock-based compensation	44	33	28
Other comprehensive income tax benefits	—	—	(250)
Deferred taxes	—	3	(149)
Change in cash from:
Inventory	(69)	283	(594)
Prepaid expenses and other assets	19	(1)	74
Merchandise accounts payable	(72)	49	(214)
Current income taxes	4	(10)	50
Accrued expenses and other	257	58	(101)
Net cash provided by/(used in) operating activities	440	239	(1,814)
Cash flows from investing activities
Capital expenditures	(320)	(252)	(951)
Proceeds from sale or redemption of non-operating assets	13	35	143
Proceeds from sale of operating assets	11	70	19
Joint venture return of investment	—	5	—
Net cash provided by/(used in) investing activities	(296)	(142)	(789)
Cash flows from financing activities
Proceeds from short-term borrowings	—	—	850
Payment on short-term borrowings	—	(650)	(200)
Net proceeds from issuance of long-term debt	—	893	2,180
Premium on early retirement of debt	—	(33)	(110)
Payments of capital leases and note payable	(33)	(26)	(29)
Payments of long-term debt	(520)	(412)	(256)
Financing costs	(4)	(65)	(31)
Net proceeds from common stock issued	—	—	786
Proceeds from stock options exercised	—	—	7
Tax withholding payments for vested restricted stock	(5)	(1)	(9)
Net cash provided by/(used in) financing activities	(562)	(294)	3,188
Net increase/(decrease) in cash and cash equivalents	(418)	(197)	585
Cash and cash equivalents at beginning of period	1,318	1,515	930
Cash and cash equivalents at end of period	$900	$1,318	$1,515
See the accompanying notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Basis of Presentation and Consolidation

Nature of Operations
Our Company was founded by James Cash Penney in 1902 and has grown to be a major national retailer, operating 1,021 department stores in 49 states and Puerto Rico, as well as through our Internet website at jcpenney.com. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, and home furnishings. In addition, our department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

Basis of Presentation and Consolidation
The Consolidated Financial Statements present the results of J. C. Penney Company, Inc. and our subsidiaries (the Company or JCPenney). All significant inter-company transactions and balances have been eliminated in consolidation.

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

Fiscal Year	Ended	Weeks
2015	January 30, 2016	52
2014	January 31, 2015	52
2013	February 1, 2014	52

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
2.  Significant Accounting Policies

Merchandise and Services Revenue Recognition
Total net sales, which exclude sales taxes and are net of estimated returns, are generally recorded when payment is received and the customer takes possession of the merchandise. Service revenue is recorded at the time the customer receives the benefit of the service, such as salon, portrait, optical or custom decorating. Commissions earned on sales generated by licensed departments are included as a component of total net sales. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold. We provide for estimated future returns based primarily on historical return rates and sales levels.

Based on how we categorized our divisions in 2015, our merchandise mix of total net sales over the last three years was as follows:

	2015	2014	2013
Women’s apparel	25%	26%	26%
Men’s apparel and accessories	22%	22%	22%
Home	12%	12%	11%
Women’s accessories, including Sephora	12%	11%	10%
Children’s apparel	10%	10%	11%
Footwear and handbags	8%	8%	9%
Jewelry	6%	6%	6%
Services and other	5%	5%	5%
	100%	100%	100%

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

Selling, General and Administrative Expenses
SG&A expenses include the following costs, except as related to merchandise buying, sourcing, warehousing or distribution activities: salaries, marketing costs, occupancy and rent expense, utilities and maintenance, pre-opening expenses, costs related to information technology, administrative costs related to our home office and district and regional operations, real and personal property and other taxes (excluding income taxes) and credit/debit card fees.

Advertising
Advertising costs, which include newspaper, television, Internet search marketing, radio and other media advertising, are expensed either as incurred or the first time the advertisement occurs.  For cooperative advertising programs offered by national brands that require proof of advertising to be provided to the vendor to support the reimbursement of the incurred cost, we offset the allowances against the related advertising expense.  Programs that do not require proof of advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor’s label.    Total advertising costs, net of cooperative advertising vendor reimbursements of $32 million, $1 million and $4 million for 2015, 2014 and 2013, respectively, were $792 million, $886 million and $919 million, respectively. In 2015, a change in certain cooperative advertising programs resulted in more vendor reimbursements being recognized as a reduction of our advertising expense rather than offsetting cost of goods sold.

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

Merchandise Inventory
Inventories are valued at the lower of cost (using the first-in, first-out or “FIFO” method) or market. For department stores, regional warehouses and store distribution centers, we value inventories using the retail method. Under the retail method, retail values of merchandise groups are converted to a cost basis by applying the specific average cost-to-retail ratio related to each merchandise grouping. For Internet, we use standard cost, representing average vendor cost, to determine lower of cost or market.

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

Property and Equipment, Net

	Estimated Useful Lives
($ in millions)	(Years)	2015	2014
Land	N/A	$272	$274
Buildings	50	4,877	4,899
Furniture and equipment	3-20	2,064	2,175
Leasehold improvements(1)		1,244	1,301
Capital leases (equipment)	3-5	116	116
Accumulated depreciation		(3,757)	(3,617)
Property and equipment, net		$4,816	$5,148

(1)	Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the term of the lease, including renewals determined to be reasonably assured.

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

Retirement-Related Benefits
We recognize the funded status – the difference between the fair value of plan assets and the plan’s benefit obligation – of our defined benefit pension and postretirement plans directly on the Consolidated Balance Sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. We adjust other comprehensive income/(loss) to reflect prior service cost or credits and actuarial gain or loss amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension/postretirement cost, net of tax. Prior service cost or credits are amortized to net income/(loss) over the average remaining service period, a period of about eight years for the primary plan. Pension related actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plan's projected benefit obligation (the corridor) are recognized annually in the fourth quarter each year (Mark-to-market (MTM) adjustment), and, if applicable, in any interim period in which an interim remeasurement is triggered. See Note 3 for the discussion of the accounting change related to our retirement-related benefits.

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
3.  Change in Accounting for Retirement-Related Benefits
In 2015, the Company elected to change its method of recognizing pension expense. Previously, for the primary and supplemental pension plans, net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) were recognized over the remaining service period of plan participants (eight years for the primary pension plan). Under the Company’s new accounting method, the Company recognizes changes in net actuarial gains or losses in excess of the corridor annually in the fourth quarter each year (MTM Adjustment). The remaining components of pension expense, primarily service and interest costs and assumed return on plan assets, will be recorded on a quarterly basis. While the historical policy of recognizing pension expense was considered acceptable, the Company believes that the new policy is preferable as it eliminates the delay in recognition of actuarial gains and losses outside the corridor.

This change has been reported through retrospective application of the new policy to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:

Consolidated Statements of Operations

	2014			2013
($ in millions, except per share data)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Pension	$6	$(48)	$(54)	$137	$(41)	$(178)
Income/(loss) before income taxes	(748)	(694)	54	(1,886)	(1,708)	178
Income tax expense/(benefit)	23	23	—	(498)	(430)	68
Net income/(loss)	$(771)	$(717)	54	$(1,388)	(1,278)	$110
Basic earnings/(loss) per common share	$(2.53)	$(2.35)	$0.18	$(5.57)	$(5.13)	$0.44
Diluted earnings/(loss) per common share	$(2.53)	$(2.35)	$0.18	$(5.57)	$(5.13)	$0.44

Consolidated Statements of Comprehensive Income/(Loss)

	2014			2013
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Net income/(loss)	$(771)	$(717)	$54	$(1,388)	$(1,278)	$110
Reclassifications for amortization of net actuarial (gain)/loss	40	7	(33)	108	(2)	(110)
Deferred tax valuation allowance	(169)	(190)	(21)	—	—	—
Total other comprehensive income/(loss), net of tax	(437)	(491)	(54)	490	380	(110)
Total comprehensive income/(loss), net of tax	$(1,208)	$(1,208)	$—	$(898)	$(898)	$—
Consolidated Balance Sheet

	2014
($ in millions)	Previously Reported	As Adjusted	Effect of Change
Reinvested earnings/(accumulated deficit)	$(1,779)	$(2,494)	$(715)
Accumulated other comprehensive income/(loss)	(1,065)	(350)	715
Consolidated Statements of Stockholders' Equity

	2014			2013
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Reinvested earnings/(loss)
Beginning balance	$(1,008)	$(1,777)	$(769)	$380	$(499)	$(879)
Net income/(loss)	(771)	(717)	54	(1,388)	(1,278)	110
Ending balance	$(1,779)	$(2,494)	$(715)	$(1,008)	$(1,777)	$(769)

Accumulated other comprehensive income/(loss)
Beginning balance	$(628)	$141	$769	$(1,118)	$(239)	$879
Other comprehensive income/(loss)	(437)	(491)	(54)	490	380	(110)
Ending balance	$(1,065)	$(350)	$715	$(628)	$141	$769
Consolidated Statements of Cash Flows

	2014			2013
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income/(loss)	$(771)	$(717)	$54	$(1,388)	$(1,278)	$110
Benefit plans	(24)	(78)	(54)	70	(108)	(178)
Other comprehensive income tax benefits	—	—	—	(303)	(250)	53
Deferred taxes	$3	$3	$—	$(164)	$(149)	$15

4.  Effect of New Accounting Standards

In February 2016, the FASB issued ASC Topic 842, Leases (Topic 842), a replacement of Leases (Topic 840), which will require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. While many aspects of lessor accounting would remain the same, the new standard would make some changes, such as eliminating today’s real estate-specific guidance. As a globally converged standard, lessees and lessors would be required to classify most leases using a principle generally consistent with that of International Accounting Standards. The standard also would change what would be considered the initial direct costs of a lease. The standard would be effective for annual periods beginning after December 15, 2018 and interim periods within that year and must be adopted by on a modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. We are currently evaluating the effect that adopting this new accounting guidance will have on our financial condition, results of operations or cash flows.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The new standard will also no longer require allocating valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods and the guidance can adopt the guidance either prospectively or retrospectively. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations or cash flows.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Under current guidance, net realizable value is one of several calculations an entity needs to make to measure inventory at the lower of cost or market. However, companies will continue to apply their existing impairment models to inventories that are accounted for using last-in first-out (LIFO) and the retail inventory method (RIM). The guidance, which can be early adopted, is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and the guidance must be applied prospectively after the date of adoption. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations or cash flows.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends its guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The guidance also eliminates the existing requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. Instead, these arrangements are to be accounted for as licenses of intangible assets. The guidance, which can be early adopted, is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations or cash flows.
In April 2015, the FASB Issued ASU 2015-4, Compensation-Retirement Benefits, to provide a practical expedient related to the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not coincide with a calendar month-end (e.g., companies with a 52/53-week fiscal year) to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. Companies that choose to apply the expedient are required to adjust the measurement of defined benefit plan assets and obligations for any contributions or significant events (such as a plan amendment, settlement, or curtailment that calls for a remeasurement pursuant to existing requirements) that occur between the month-end measurement date and an entity’s fiscal year-end (the “intervening period”). The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods therein and early adoption is permitted. If elected, the practical expedients must be applied prospectively. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations or cash flows.
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company early adopted ASU 2015-03 retrospectively in its second quarter ended August 1, 2015. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $95 million as of January 31, 2015 from Other assets to a reduction in Long-term debt in the Consolidated Balance Sheets. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.
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

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, a replacement of Revenue Recognition (Topic 605).  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for us beginning in fiscal 2018 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  We are currently evaluating the effect that adopting this new accounting guidance will have on our financial condition, results of operations or cash flows.

5.  Earnings/(Loss) per Share

Net income/(loss) and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	2015	2014	2013
Earnings/(loss)
Net income/(loss)	$(513)	$(717)	$(1,278)
Shares
Weighted average common shares outstanding (basic shares)	305.9	305.2	249.3
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—
Weighted average shares assuming dilution (diluted shares)	305.9	305.2	249.3
EPS
Basic	$(1.68)	$(2.35)	$(5.13)
Diluted	$(1.68)	$(2.35)	$(5.13)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

(Shares in millions)	2015	2014	2013
Stock options, restricted stock awards and a warrant	34.1	26.8	24.3

6.  Other Assets

($ in millions)	2015	2014
Capitalized software, net	$232	$230
Indefinite-lived intangible assets, net (1)	268	268
Realty investments (Note 18)	31	26
Revolving credit facility unamortized costs, net	42	49
Other	35	37
Total	$608	$610

(1)     Amounts are net of an accumulated impairment loss of $9 million which was recorded in 2013 (Note 18) in the line item Real estate and other, net in the Consolidated Statements of Operations.

Our indefinite-lived intangible assets consists of our worldwide rights for the Liz Claiborne® family of trademarks and related intellectual property and our ownership of the U.S. and Puerto Rico rights of the monet® trademarks and related intellectual property. In connection with our annual indefinite-lived intangible assets impairment tests performed during the fourth quarter of 2015, we did not record an impairment for our indefinite-lived intangible assets as the estimated fair values exceeded the carrying values of the underlying assets.
7.  Other Accounts Payable and Accrued Expenses

($ in millions)	2015	2014
Accrued salaries, vacation and bonus	$326	$212
Customer gift cards	222	217
Taxes other than income taxes	110	75
Occupancy and rent-related	40	54
Interest	88	88
Advertising	76	91
Current portion of workers’ compensation and general liability self-insurance	55	56
Restructuring and management transition (Note 17)	46	19
Current portion of retirement plan liabilities (Note 16)	46	17
Capital expenditures	13	12
Unrecognized tax benefits (Note 19)	3	5
Other	335	257
Total	$1,360	$1,103
8.  Other Liabilities

($ in millions)	2015	2014
Supplemental pension and other postretirement benefit plan liabilities (Note 16)	$138	$185
Long-term portion of workers’ compensation and general liability insurance	153	160
Deferred developer/tenant allowances	113	107
Deferred rent liability	91	85
Primary pension plan (Note 16)	40	—
Interest rate swaps (Notes 9 and 10)	28	—
Unrecognized tax benefits (Note 19)	4	8
Restructuring and management transition (Note 17)	5	7
Other	46	59
Total	$618	$611

9.  Derivative Financial Instruments

We use derivative financial instruments for hedging and non-trading purposes to manage our exposure to changes in interest rates. Use of derivative financial instruments in hedging programs subjects us to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual amount of our derivative financial instruments is used to measure interest to be paid or received and does not represent our exposure due to credit risk. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral (generally cash) from the counterparty when appropriate.

When we use derivative financial instruments for the purpose of hedging our exposure to interest rates, the contract terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings during the period. Instruments that do not meet the criteria for hedge accounting, or contracts for which we have not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.

Effective May 7, 2015, we entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges.

The fair value of our interest rate swaps are recorded in the Consolidated Balance Sheets as an asset or a liability (see Note 10). The effective portion of the interest rate swaps' changes in fair values is reported in Accumulated other comprehensive income/(loss) (see Note 13), and the ineffective portion is reported in Net income/(loss). Amounts in Accumulated other comprehensive income/(loss) are reclassified into net income/(loss) when the related interest payments affect earnings. For the periods presented, all of the interest rate swaps were 100% effective.

Information regarding the pre-tax changes in the fair value of our interest rate swaps is as follows:

($ in millions)	2015	2014	Line Item in the Financial Statements
Gain/(loss) recognized in other comprehensive income/(loss)	$(38)	$—	Accumulated other comprehensive income
Gain/(loss) recognized in net income/(loss)	(10)	—	Interest expense
Information regarding the gross amounts of our derivative instruments in the Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value			Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	2015	2014	Balance Sheet Location	2015	2014
Derivatives designated as hedging instruments:
Interest rate swaps	N/A	$—	$—	Other accounts payable and accrued expenses	$2	$—
Interest rate swaps	N/A	—	—	Other liabilities	28	—
Total derivatives designated as hedging instruments		$—	$—		$30	$—

10.  Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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

Cash Flow Hedges Measured on a Recurring Basis
The $30 million fair value of our cash flow hedges are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

Other Non-Financial Assets Measured on a non-Recurring Basis
In 2014, assets of 19 underperforming department stores that continued to operate with carrying values of $32 million were written down to their estimated fair values of $2 million resulting in impairment charges of $30 million. Store impairment charges are recorded in the line item Real estate and other, net in the Consolidated Statements of Operations. Key assumptions used to determine fair values were future cash flows including, among other things, expected future operating performance and changes in economic conditions as well as other market information obtained from brokers. Significant inputs to the valuing store related assets are classified as Level 3 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows:

	As of January 30, 2016		As of January 31, 2015
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, capital leases and notes payable	$4,830	$4,248	$5,350	$4,834

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. As of January 30, 2016 and January 31, 2015, the fair values of cash and cash equivalents, accounts payable and short-term borrowings approximate their carrying values due to the short-term nature of these instruments. In addition, the fair values of the capital lease commitments and the note payable approximate their carrying values. These items have been excluded from the table above.

Concentrations of Credit Risk
We have no significant concentrations of credit risk.

11.  Credit Facility
The Company has a $2,350 million senior secured asset-based credit facility (2014 Credit Facility), comprised of a $2,350 million revolving line of credit (Revolving Facility). During 2015, the Company amended the 2014 Credit Facility to increase the Revolving Facility from $1,850 million to $2,350 million, and in connection with upsizing the Revolving Facility, the Company prepaid and retired the $494 million outstanding principal amount of the $500 million term loan under the 2014 Credit Facility. The 2014 Credit Facility matures on June 20, 2019.

The 2014 Credit Facility is secured by a perfected first-priority security interest in substantially all of our eligible credit card receivables, accounts receivable and inventory. The Revolving Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the Revolving Facility is tiered based on our utilization under the line of credit. JCP’s obligations under the 2014 Credit Facility are guaranteed by J. C. Penney Company, Inc.

The borrowing base under the Revolving Facility is limited to a maximum of 85% of eligible accounts receivable, plus 90% of eligible credit card receivables, plus 90% of the liquidation value of our inventory, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. In addition, the maximum availability is limited by a minimum excess availability threshold which is the lesser of 10% of the borrowing base or $200 million, subject to a minimum threshold requirement of $150 million.
As of the end of 2015, we had no borrowings outstanding under the Revolving Facility. In addition, as of the end of 2015, we had $1,848 million available for borrowing, of which $280 million was reserved for outstanding standby and import letters of credit, none of which have been drawn on, leaving $1,568 million for future borrowings. The applicable rate for standby and import letters of credit was 2.50% and 1.25%, respectively, while the required commitment fee was 0.375% for the unused portion of the Revolving Facility.

12.  Long-Term Debt

($ in millions)	2015	2014
Issue:
5.65% Senior Notes Due 2020(1) (2)	$400	$400
5.75% Senior Notes Due 2018(1) (3)	300	300
6.375% Senior Notes Due 2036(1) (4)	400	400
6.9% Notes Due 2026	2	2
7.125% Debentures Due 2023	10	10
7.4% Debentures Due 2037(5)	326	326
7.625% Notes Due 2097	500	500
7.65% Debentures Due 2016	78	78
7.95% Debentures Due 2017	220	220
8.125% Senior Notes Due 2019 (6)	400	400
2013 Term Loan Facility (7)	2,194	2,216
2014 Term Loan (8)	—	498
Total debt, excluding unamortized debt issuance costs, capital leases and note payable	4,830	5,350
Unamortized debt issuance costs	(61)	(95)
Total debt, excluding capital leases and note payable	4,769	5,255
Less: current maturities	101	28
Total long-term debt, excluding capital leases and note payable	$4,668	$5,227
Weighted-average interest rate at year end	6.5%	6.4%
Weighted-average maturity (in years)	13 years

(1)
These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%. These provisions trigger if there were a beneficial ownership change of 50% or more of our common stock.

(2)	$4 million and $5 million of unamortized debt issue costs in 2015 and 2014, respectively.

(3)	$1 million and $1 million of unamortized debt issue costs in 2015 and 2014, respectively.

(4)	$6 million and $7 million of unamortized debt issue costs in 2015 and 2014, respectively.

(5)	$1 million and $1 million of unamortized debt issue costs in 2015 and 2014, respectively.

(6)	$8 million and $10 million of unamortized debt issue costs in 2015 and 2014, respectively.

(7)	$41 million and $58 million of unamortized debt issue costs in 2015 and 2014, respectively.

(8)	$13 million of unamortized debt issue costs in 2014.

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
2013 Term Loan Facility
In 2013, JCP entered into a $2.25 billion five-year senior secured term loan facility (2013 Term Loan Facility). The 2013 Term Loan Facility is guaranteed by J. C. Penney Company, Inc. and certain subsidiaries of JCP, and is secured by mortgages on certain real estate of JCP and the guarantors, in addition to substantially all other assets of JCP and the guarantors. The 2013 Term Loan Facility bears interest at a rate of LIBOR plus 5.0%. We are required to make quarterly repayments in a principal amount equal to $5.625 million during the five-year term, subject to certain reductions for mandatory and optional prepayments.

Scheduled Annual Principal Payments on Long-Term Debt, Excluding Capital Leases and Note Payable

($ in millions)
2016	$101
2017	243
2018	2,449
2019	400
2020	400
Thereafter	1,237
Total	$4,830

13.  Stockholders’ Equity
Accumulated  Other Comprehensive Income/(Loss)
The following table shows the changes in accumulated other comprehensive income/(loss) balances for 2015 and 2014:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 1, 2014	$160	$(19)	$—	$—	$141
Current period change	(468)	(21)	(2)	—	(491)
January 31, 2015	$(308)	$(40)	$(2)	$—	$(350)
Current period change	(115)	2	—	(28)	(141)
January 30, 2016	$(423)	$(38)	$(2)	$(28)	$(491)

Common Stock
On a combined basis, our 401(k) savings plan, including our employee stock ownership plan (ESOP), held approximately 14 million shares, or approximately 4.7% of outstanding Company common stock, at January 30, 2016. Under our 2013 senior secured term loan, we are subject to restrictive covenants regarding our ability to pay cash dividends.

Issuance of Common Stock
On October 1, 2013, we issued 84 million shares of common stock with a par value of $0.50 per share for $9.65 per share for total net proceeds of $786 million after $24 million of fees.

Preferred Stock
We have authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of January 30, 2016 or January 31, 2015.

Stock Warrant
On June 13, 2011, prior to his employment, we entered into a warrant purchase agreement with Ronald B. Johnson pursuant to which Mr. Johnson made a personal investment in the Company by purchasing a warrant to acquire approximately 7.3 million shares of J. C. Penney Company, Inc. common stock for a purchase price of approximately $50 million at a mutually determined fair value of $6.89 per share. The warrant has an exercise price of $29.92 per share, subject to customary adjustments resulting from a stock split, reverse stock split, or other extraordinary distribution with respect to J. C. Penney Company, Inc. common stock. The warrant has a term of seven and one-half years and was initially exercisable after the sixth anniversary, or June 13, 2017; however, the warrant became immediately exercisable upon the termination of Mr. Johnson’s employment with us in April 2013. The warrant is also subject to transfer restrictions. The proceeds from the sale of the warrant were recorded as additional paid-in capital.

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
14.  Stock-Based Compensation
We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan. On May 16, 2014, our stockholders approved the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan (2014 Plan), which has a fungible share design in which each stock option will count as one share issued and each stock award will count as two shares issued. The 2014 Plan reserved 16 million shares or 32 million options for future grants and will terminate on May 31, 2019.  In addition, shares underlying any outstanding stock award or stock option grant canceled prior to vesting or exercise become available for use under the 2014 Plan. Under the terms of the 2014 Plan, all grants made after January 31, 2014 reduce the shares available for grant under the 2014 Plan. As of January 30, 2016, a maximum of 11.5 million shares of stock were available for future grant under the 2014 Plan.

Our stock option and restricted stock award grants have averaged about 2.3% of outstanding stock over the past three years. Authorized shares of the Company's common stock are used to settle the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-based Compensation Cost
The components of total stock-based compensation costs are as follows:

($ in millions)	2015	2014	2013
Stock awards	$32	$20	$14
Stock options	12	13	14
Total stock-based compensation(1)	$44	$33	$28

Total income tax benefit recognized for stock-based compensation arrangements	$—	$—	$—

(1)	Excludes $9 million, $3 million and $18 million for 2015, 2014 and 2013, respectively, of stock-based compensation costs reported in restructuring and management transition charges (Note 17).

Stock Options
The following table summarizes stock option activity during the year ended January 30, 2016:

	Shares (in thousands)	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)(1)
Outstanding at January 31, 2015	14,575	$32
Granted	5,119	8
Exercised	(4)	8
Forfeited/canceled	(3,594)	32
Outstanding at January 30, 2016	16,096	24	5.2	$0.1
Exercisable at January 30, 2016	9,170	36	2.8	$—

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year end.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2015	2014	2013
Proceeds from stock options exercised	$—	$—	$7
Intrinsic value of stock options exercised	—	—	2
Tax benefit related to stock-based compensation	—	—	—
Excess tax benefits realized on stock-based compensation	—	—	—

As of January 30, 2016, we had $11 million of unrecognized and unearned compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized as expense over the remaining weighted-average vesting period of approximately two years.

Our weighted-average fair value of stock options at grant date was $3.48 in 2015, $3.78 in 2014 and $7.15 in 2013. We primarily used the binomial lattice valuation model in 2015 and 2013 and the Monte Carlo simulation model in 2014 to determine the fair value of the stock options granted using the following assumptions:

	2015	2014	2013
Weighted-average expected option term	4.6 years	4.1 years	4.3 years
Weighted-average expected volatility	51.46%	60.00%	62.00%
Weighted-average risk-free interest rate	1.50%	1.60%	0.64%
Weighted-average expected dividend yield (1)	—%	—%	—%
Expected dividend yield range (1)	—%	—%	—%

(1) Following the May 1, 2012 payment, we discontinued the quarterly $0.20 per share dividend.

Stock Awards
The following table summarizes our non-vested stock awards activity during the year ended January 30, 2016:

	Time-Based Stock Awards		Performance-Based Stock Awards
(shares in thousands)	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at January 31, 2015	6,769	$10	533	$7
Granted	3,429	8	2,403	8
Vested	(1,728)	16	(278)	8
Forfeited/canceled	(772)	9	(101)	8
Non-vested at January 30, 2016	7,698	9	2,557	7

As of January 30, 2016, we had $50 million of unrecognized compensation expense related to unearned employee stock awards, which will be recognized over the remaining weighted-average vesting period of approximately two years. The aggregate market value of shares vested during 2015, 2014 and 2013 was $16 million, $4 million and $25 million, respectively, compared to an aggregate grant date fair value of $27 million, $9 million and $42 million, respectively.

In addition to the grants above, on March 19, 2015, we granted approximately 2.5 million phantom units as part of our management incentive compensation plan, which are similar to RSUs in that the number of units granted was based on the price of our stock, but the units will be settled in cash based on the value of our stock on the vesting date, limited to $15.54 per phantom unit. The fair value of the awards is remeasured at each reporting period and was $7.26 per share as of January 30, 2016. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in Other accounts payable and accrued expenses and Other liabilities in our Consolidated Balance Sheets, of $17 million as of January 30, 2016. Awards granted include approximately 154,000 fully vested RSUs to directors during 2015 with a fair value of $8.64 per RSU award.
15.  Leases and Note Payable

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

($ in millions)	2015	2014	2013
Real property base rent and straight-lined step rent expense	$221	$233	$237
Real property contingent rent expense (based on sales)	7	8	5
Personal property rent expense	39	53	65
Total rent expense	$267	$294	$307
Less: sublease income(1)	(11)	(13)	(16)
Net rent expense	$256	$281	$291

(1)	Sublease income is reported in Real estate and other, net.

As of January 30, 2016, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and capital leases, including our note payable, were as follows:

($ in millions)	Operating Leases
2016	$227
2017	200
2018	169
2019	146
2020	129
Thereafter	1,816
Less: sublease income	(27)
Total minimum lease payments	$2,660

($ in millions)	Capital Leases and Note Payable
2016	$27
2017	10
2018	—
2019	—
2020	—
Thereafter	—
Less: sublease income	—
Total minimum lease payments	37
Less: amounts representing interest	(1)
Present value of net minimum lease obligations	$36

16.  Retirement Benefit Plans

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

Primary Pension Plan Lump-Sum Payment Offer and Annuity Contract Purchase
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
Approximately 12,000 retirees and beneficiaries elected to receive voluntary lump-sum payments to settle the Primary Pension
Plan's obligation to them. In addition, approximately 1,900 former employees having deferred vested benefits elected to receive lump-sums. The lump-sum settlement payments totaling $717 million were made by the Company on November 5, 2015 using assets from the Primary Pension Plan.

On December 7, 2015, the Company completed the purchase of a group annuity contract that transferred to The Prudential Insurance Company of America the pension benefit obligation of approximately 18,000 retirees totaling $838 million.

Actuarial loss of $180 million was recognized as settlement expense as a result of the lump-sum offer payment and the purchase of the group annuity contract.

Pension Expense/(Income) for Defined Benefit Pension Plans
The components of net periodic benefit expense/(income) for our Primary Pension Plan and our non-contributory supplemental pension plans are as follows:

($ in millions)
Primary Pension Plan	2015	2014	2013
Service cost	$69	$61	$78
Interest cost	196	211	204
Expected return on plan assets	(357)	(348)	(340)
Actuarial loss/(gain)	52	—	—
Amortization of prior service cost/(credit)	8	7	6
Settlement expense	180	—	—
Other	6	—	—
Loss/(gain) on transfer of benefits	—	51	—
Net periodic benefit expense/(income)	$154	$(18)	$(52)

Supplemental Pension Plans
Service cost	$—	$—	$—
Interest cost	7	9	12
Actuarial loss/(gain)	1	12	(2)
Amortization of prior service cost/(credit)	—	—	1
Loss/(gain) on transfer of benefits	—	(51)	—
Net periodic benefit expense/(income)	$8	$(30)	$11

Primary and Supplemental Pension Plans Total
Service cost	$69	$61	$78
Interest cost	203	220	216
Expected return on plan assets	(357)	(348)	(340)
Amortization of actuarial loss/(gain)	53	12	(2)
Amortization of prior service cost/(credit)	8	7	7
Settlement expense	180	—	—
Other	6	—	—
Loss/(gain) on transfer of benefits	—	—	—
Net periodic benefit expense/(income)	$162	$(48)	$(41)

The defined benefit plan pension expense shown in the above table is included as a separate line item in the Consolidated Statements of Operations.

During 2014, we transferred $56 million of supplemental pension plan benefits, as allowed under the Employee Retirement Income Security Act of 1974, out of our supplemental pension plans and into our Primary Pension Plan. The transfer did not have a significant impact on our Consolidated Financial Statements; however, it did result in a gain of $51 million for our supplemental pension plans and loss of $51 million for our Primary Pension Plan.

Assumptions
The weighted-average actuarial assumptions used to determine expense were as follows:

	2015	2014	2013
Expected return on plan assets	6.75%	7.00%	7.00%
Discount rate	3.87%	4.89%	4.19%
Salary increase	3.5%	3.5%	4.7%

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

Funded Status
As of the end of 2015, the funded status of the Primary Pension Plan was 99%. The Primary Benefit Obligation (PBO) is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Under the Employee Retirement Income Security Act of 1974 (ERISA), the funded status of the plan exceeded 100% as of December 31, 2015 and 2014, the qualified pension plan’s year end.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Primary Pension Plan and supplemental pension plans:

	Primary Pension Plan				Supplemental Plans
($ in millions)	2015		2014		2015		2014
Change in PBO
Beginning balance	$5,254		$4,477		$191		$219
Service cost	69		61		—		—
Interest cost	196		211		7		9
Amendments	—		20		—		—
Settlements	(1,555)		—		—		—
Transfer of benefits	—		56		—		(56)
Actuarial loss/(gain)	(247)		818		(3)		39
Benefits (paid)	(390)		(389)		(19)		(20)
Balance at measurement date	$3,327		$5,254		$176		$191

Change in fair value of plan assets
Beginning balance	$5,474		$5,140		$—		$—
Company contributions	—		—		19		20
Actual return on assets(1)	(242)		723		—		—
Settlements	(1,555)		—		—		—
Benefits (paid)	(390)		(389)		(19)		(20)
Balance at measurement date	$3,287		$5,474		$—		$—
Funded status of the plan	$(40)	(2)	$220	(2)	$(176)	(3)	$(191)	(3)

(1)	Includes plan administrative expenses.

(2)	$40 million in 2015 is included in Other liabilities and $220 million in 2014 is presented as Prepaid pension in the Consolidated Balance Sheets.

(3)
$46 million in 2015 and $16 million in 2014 were included in Other accounts payable and accrued expenses on the Consolidated Balance Sheets, and the remaining amounts were included in Other liabilities.

In 2015, the funded status of the Primary Pension Plan decreased by $260 million primarily due to the performance of plan assets. The actual one-year return on pension plan assets at the measurement date was a negative 4.7% in 2015, bringing the annualized return since inception of the plan to 8.8%.

The following pre-tax amounts were recognized in Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of the end of 2015 and 2014:

	Primary Pension Plan			Supplemental Plans
($ in millions)	2015		2014	2015	2014
Net actuarial loss/(gain)	$333		$213	$13	$17
Prior service cost/(credit)	57		65	(4)	(4)
Total	$390	(1)	$278	$9	$13

(1)
In 2016, approximately $8 million for the Primary Pension Plan is expected to be amortized from Accumulated other comprehensive income/(loss) into net periodic benefit expense/(income) included in Pension in the Consolidated Statement of Operations.

Assumptions to Determine Obligations
The weighted-average actuarial assumptions used to determine benefit obligations for each of the years below were as follows:

	2015	2014	2013
Discount rate	4.73%	3.87%	4.89%
Salary progression rate	3.9%	3.5%	3.5%

Accumulated Benefit Obligation (ABO)
The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for our Primary Pension Plan was $3.1 billion and $4.9 billion as of the end of 2015 and 2014, respectively. At the end of 2015, plan assets of $3.3 billion for the Primary Pension Plan were above the ABO. The ABO for our unfunded supplemental pension plans was $153 million and $166 million as of the end of 2015 and 2014, respectively.

Primary Pension Plan Asset Allocation
The target allocation ranges for each asset class as of the end of 2015 and the fair value of each asset class as a percent of the total fair value of pension plan assets were as follows:

	2015 Target	Plan Assets
Asset Class	Allocation Ranges	2015	2014
Equity	15% - 35%	16%	29%
Fixed income	50% - 60%	54%	58%
Real estate, cash and other investments	20% - 40%	30%	13%
Total		100%	100%

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

Fair Value of Primary Pension Plan Assets
The tables below provide the fair values of the Primary Pension Plan’s assets as of the end of 2015 and 2014, by major class of asset.

	Investments at Fair Value at January 30, 2016
($ in millions)	Level 1(1)	Level 2(1)	Level 3	Total
Assets
Cash	$86	$—	$—	$86
Common collective trusts	—	427	—	427
Cash and cash equivalents total	86	427	—	513
Common collective trusts – domestic	—	—	—	—
Common collective trusts – international	—	166	—	166
Equity securities – domestic	192	—	—	192
Equity securities – international	89	—	—	89
Private equity	—	—	248	248
Equity securities total	281	166	248	695
Common collective trusts	—	676	—	676
Corporate bonds	—	771	5	776
Swaps	—	787	—	787
Government securities	—	230	—	230
Corporate loans	—	—	—	—
Municipal bonds	—	—	—	—
Mortgage backed securities	—	4	—	4
Other fixed income	—	155	3	158
Fixed income total	—	2,623	8	2,631
Public REITs	34	—	—	34
Private real estate	—	14	151	165
Real estate total	34	14	151	199
Hedge funds	—	—	214	214
Other investments total	—	—	214	214
Total investment assets at fair value	$401	$3,230	$621	$4,252
Liabilities
Swaps	$—	$(801)	$—	$(801)
Other fixed income	—	(6)	—	(6)
Fixed income total	—	(807)	—	(807)
Total liabilities at fair value	$—	$(807)	$—	$(807)
Accounts payable, net				(158)
Total net assets				$3,287

(1)	There were no significant transfers in or out of level 1 or 2 investments.

	Investments at Fair Value at January 31, 2015
($ in millions)	Level 1(1)	Level 2(1)	Level 3	Total
Assets
Cash	$10	$2	$—	$12
Common collective trusts	—	38	—	38
Cash and cash equivalents total	10	40	—	50
Common collective trusts – domestic	—	222	—	222
Common collective trusts – international	—	197	—	197
Equity securities – domestic	733	—	—	733
Equity securities – international	104	—	—	104
Private equity	—	—	281	281
Equity securities total	837	419	281	1,537
Common collective trusts	—	1,695	—	1,695
Corporate bonds	—	1,319	7	1,326
Swaps	—	415	—	415
Government securities	—	167	—	167
Corporate loans	—	69	5	74
Municipal bonds	—	66	—	66
Mortgage backed securities	—	5	—	5
Other fixed income	—	21	—	21
Fixed income total	—	3,757	12	3,769
Public REITs	100	—	—	100
Private real estate	—	20	153	173
Real estate total	100	20	153	273
Hedge funds	—	—	314	314
Other investments total	—	—	314	314
Total investment assets at fair value	$947	$4,236	$760	$5,943
Liabilities
Swaps	$—	$(428)	$—	$(428)
Other fixed income	(2)	(3)	—	(5)
Fixed income total	(2)	(431)	—	(433)
Total liabilities at fair value	$(2)	$(431)	$—	$(433)
Accounts payable, net				(36)
Total net assets				$5,474

(1)	There were no significant transfers in or out of level 1 or 2 investments.

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

The following tables set forth a summary of changes in the fair value of the Primary Pension Plan’s level 3 investment assets:

	2015
($ in millions)	Private Equity	Real Estate	Corporate Loans	Corporate Bonds	Hedge Funds
Balance, beginning of year	$281	$153	$5	$7	$314
Transfers, net	—	—	—	—	—
Realized gains/(loss)	41	(23)	—	(3)	3
Unrealized (losses)/gains	(17)	38	—	2	(1)
Purchases and issuances	18	2	—	1	119
Sales, maturities and settlements	(75)	(19)	(2)	(2)	(221)
Balance, end of year	$248	$151	$3	$5	$214

	2014
($ in millions)	Private Equity	Real Estate	Corporate Loans	Corporate Bonds	Hedge Funds
Balance, beginning of year	$298	$204	$6	$11	$153
Realized gains/(loss)	57	3	—	—	13
Unrealized (losses)/gains	(8)	17	—	(1)	(4)
Purchases and issuances	31	3	4	5	467
Sales, maturities and settlements	(97)	(74)	(5)	(8)	(315)
Balance, end of year	$281	$153	$5	$7	$314

Contributions
Our policy with respect to funding the Primary Pension Plan is to fund at least the minimum required by ERISA rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Due to our past funding of the pension plan and overall positive growth in plan assets since plan inception, there will not be any required cash contribution for funding of plan assets in 2016 under ERISA, as amended by the Pension Protection Act of 2006.

Our contributions to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2016 are anticipated to be approximately $45 million. Benefits are paid in the form of five equal annual installments to participants and no election as to the form of benefit is provided for in the unfunded plans.  The following sets forth our estimated future benefit payments:

($ in millions)	Primary Plan Benefits	Supplemental Plan Benefits
2016	$199	$45
2017	202	23
2018	206	16
2019	212	15
2020	216	14
2020-2025	1,152	66

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

The net periodic postretirement benefit income of $7 million in 2015, $8 million in 2014 and $8 million in 2013 is included in SG&A expenses in the Consolidated Statements of Operations. The postretirement medical and dental plan has no assets and an accumulated postretirement benefit obligation (APBO) of $8 million at January 30, 2016 and $11 million at January 31, 2015.

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

The expense for these plans, which was predominantly included in SG&A expenses in the Consolidated Statements of Operations, was $56 million in 2015, $53 million in 2014 and $52 million in 2013.

17.  Restructuring and Management Transition
The components of Restructuring and management transition include:

•	Home office and stores -- charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Store fixtures -- charges for increased depreciation and impairments of certain store fixtures;

•	Management transition -- charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other -- charges related primarily to contract termination costs and other costs associated with our previous shops strategy.

The composition of restructuring and management transition charges was as follows:

				Cumulative Amount From Program Inception Through
($ in millions)	2015	2014	2013	2015
Home office and stores	$42	$45	$48	$289
Store fixtures	—	—	55	133
Management transition	28	16	37	252
Other	14	26	75	163
Total	$84	$87	$215	$837

Activity for the restructuring and management transition liability for 2015 and 2014 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
February 1, 2014	$—	$3	$30	$33
Charges	45	16	26	87
Cash payments	(8)	(16)	(38)	(62)
Non-cash	(28)	(3)	(1)	(32)
January 31, 2015	9	—	17	26
Charges	42	28	14	84
Cash payments	(33)	(9)	(7)	(49)
Non-cash	—	(9)	(1)	(10)
January 30, 2016	$18	$10	$23	$51

Non-cash amounts represent charges that do not result in cash expenditures including increased depreciation and write-off of store fixtures and stock-based compensation.

18.  Real Estate and Other, Net

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

The composition of real estate and other, net was as follows:

($ in millions)	2015	2014	2013
Net gain from sale of non-operating assets	$(9)	$(25)	$(132)
Investment income from Home Office Land Joint Venture	(41)	(53)	—
Net gain from sale of operating assets	(9)	(92)	(17)
Store and other asset impairments	20	30	27
Other	42	(8)	(33)
Total expense/(income)	$3	$(148)	$(155)

Net Gain from Sale of Non-operating Assets - Sale or Redemption of REIT Assets
In 2013, we sold 205,000 REIT units at an average price of $151.97 per share for a total price of $31 million, net of fees, and a realized net gain of $24 million.

Investment Income from Joint Ventures
In 2015, the Company had $41 million in income related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $36 million. In 2014, the Company had $53 million in income related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $58 million.

Other - Settlement of Class Action Lawsuit
During 2015, the Company accrued $50 million under the proposed settlement related to the pricing class action litigation. Pursuant to the settlement, which is subject to court approval, class members will have the option of selecting a cash payment or store credit. The amount of the payment or credit will depend on the total amount of certain merchandise purchased by each class member during the class period.

19.  Income Taxes

The components of our income tax expense/(benefit) were as follows:

($ in millions)	2015	2014	2013
Current
Federal and foreign	$5	$12	$(16)
State and local	6	8	(8)
Total current	11	20	(24)
Deferred
Federal and foreign	(1)	9	(370)
State and local	(1)	(6)	(36)
Total deferred	(2)	3	(406)
Total	$9	$23	$(430)

A reconciliation of the statutory federal income tax rate to our effective rate is as follows:

(percent of pre-tax income/(loss))	2015	2014	2013
Federal income tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
State and local income tax, less federal income tax benefit	(4.2)	(4.2)	(4.0)
Increase in valuation allowance federal and state	36.7	41.7	28.6
Tax benefit resulting from OCI allocation	—	—	(14.6)
Other, including permanent differences and credits	4.3	0.8	(0.2)
Effective tax rate	1.8%	3.3%	(25.2)%

Our deferred tax assets and liabilities were as follows:

($ in millions)	2015	2014
Assets
Merchandise inventory	$39	$35
Accrued vacation pay	22	24
Gift cards	90	76
Stock-based compensation	77	76
Deferred equity adjustment	11	—
State taxes	15	25
Workers’ compensation/general liability	85	87
Accrued rent	37	35
Litigation exposure	32	—
Mirror savings plan	15	18
Pension and other retiree obligations	96	—
Net operating loss and tax credit carryforwards	1,072	1,100
Other	65	51
Total deferred tax assets	1,656	1,527
Valuation allowance	(1,025)	(784)
Total net deferred tax assets	631	743
Liabilities
Depreciation and amortization	(741)	(851)
Pension and other retiree obligations	—	(3)
Tax benefit transfers	(56)	(59)
Long-lived intangible assets	(28)	(21)
Total deferred tax liabilities	(825)	(934)
Total net deferred tax liabilities	$(194)	$(191)

Deferred tax assets and liabilities included in our Consolidated Balance Sheets were as follows:

($ in millions)	2015	2014
Other current assets	$231	$172
Other long-term liabilities	(425)	(363)
Total net deferred tax liabilities	$(194)	$(191)

As of January 30, 2016, a valuation allowance of $1,025 million has been recorded against our deferred tax assets. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards.

In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and Accumulated other comprehensive income/(loss). As a result, in 2013, we recorded a $250 million tax benefit in the Consolidated Statements of Operations offset by income tax expense on actuarial gains recorded in Other comprehensive income/(loss). In 2015 and 2014, the company did not benefit any of its operating loss and incurred an actuarial loss in Other comprehensive income/(loss), the tax benefit on which was fully offset by a valuation allowance within Other comprehensive income/(loss).

For U.S. federal income tax purposes, we have $2.6 billion of gross NOL carryforwards that expire in 2032 through 2035 and $62 million of tax credit carryforwards that expire at various dates through 2035. These NOL carryforwards include an unrealized gross tax deduction of $24 million (tax effect $9 million) related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized.

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

As discussed in Note 13, on January 27, 2014, the Board adopted the Amended Rights Agreement to help prevent acquisitions of the Company’s common stock that could result in an ownership change under Section 382 which helps preserve the Company’s ability to use its NOL and tax credit carryforwards. The Amended Rights Agreement was ratified by the shareholder vote on May 16, 2014 and remains effective through January 26, 2017. Approval required an affirmative vote of the shares of common stock present in person or by proxy at the Annual Meeting. At a later date, the Company’s Board of Directors may consider resubmitting the Amended Rights Agreement for stockholder approval of a subsequent term.

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

A reconciliation of unrecognized tax benefits is as follows:

($ in millions)	2015	2014	2013
Beginning balance	$62	$70	$76
Additions for tax positions of prior years	40	10	6
Reductions for tax positions of prior years	—	—	(1)
Settlements and effective settlements with tax authorities	(10)	(16)	(9)
Expirations of statute	(1)	(2)	(2)
Balance at end of year	$91	$62	$70

Unrecognized tax benefits included in our Consolidated Balance Sheets were as follows:

($ in millions)	2015	2014
Deferred taxes (current assets)	$84	$49
Accounts payable and accrued expenses (Note 7)	3	5
Other liabilities (Note 8)	4	8
Total	$91	$62

As of the end of 2015, 2014 and 2013, the unrecognized tax benefits balance included $33 million, $36 million and $49 million, respectively, that, if recognized, would be a benefit in the income tax provision after giving consideration to the offsetting effect of $12 million, $13 million and $17 million, respectively, related to the federal tax deduction of state taxes. The remaining amounts reflect tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Accrued interest and penalties related to unrecognized tax benefits included in income tax expense as of the end of 2015, 2014 and 2013 were $3 million, $3 million and $6 million, respectively.

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
20.  Supplemental  Cash Flow Information

($ in millions)	2015	2014	2013
Supplemental cash flow information
Income taxes received/(paid), net	$(5)	$(30)	$81
Interest received/(paid), net	(369)	(401)	(414)
Supplemental non-cash investing and financing activity
Property contributed to joint venture	—	30	—
Increase/(decrease) in other accounts payable related to purchases of property and equipment	1	(14)	(29)
Financing costs withheld from proceeds of long-term debt	—	7	70
Purchase of property and equipment and software through capital leases and a note payable	1	3	4
Issuance costs withheld from proceeds of common stock issued	—	—	24
Return of shares of Martha Stewart Living Omnimedia, Inc. previously acquired by the Company	—	—	36

21.  Litigation and Other Contingencies

Litigation
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against JCP in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to, a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs sought primarily to prevent the Company from implementing our partnership agreement with MSLO as it related to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories. On January 2, 2014, MSLO and Macy's announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant. On June 16, 2014, the court issued a ruling against the Company on the remaining claim of intentional interference, and held that Macy’s is not entitled to punitive damages. The court referred other issues related to damages to a Judicial Hearing Officer. On June 30, 2014, the Company appealed the court’s decision, and Macy’s cross-appealed a portion of the decision. On February 26, 2015, the appellate court affirmed the trial court's rulings concerning the claim of intentional interference and lack of punitive damages, and reinstated Macy's claims for intentional interference and unfair competition that had been dismissed during trial. On June 17, 2015, Macy’s appealed the court’s order that the Judicial Hearing Officer proceed with the damages phase of the proceedings on the tortious interference claim. On November 24, 2015, the Judicial Hearing Officer issued a recommendation on the amount of damages to be awarded to Macy’s. Both parties have objected to the damages recommendation. On December 1, 2015, the appellate court heard oral argument on Macy's appeal of the trial court's order referring issues related to damages to the Judicial Hearing Officer and the parties are awaiting a decision. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Ozenne Derivative Lawsuit
On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and executives. The Company is a nominal defendant in the suit. The lawsuit alleged breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit sought damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff could not proceed with his suit because he failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand was not excused. The trial court heard arguments on the Special Exceptions on June 25, 2012 and denied them. The Company and named individuals filed a mandamus proceeding in the Fifth District Court of Appeals challenging the trial court’s decision. The parties then settled the litigation and the appellate court stayed the appeal so that the trial court could review the proposed settlement. The trial court approved the settlement at a hearing on October 28, 2013 and, despite objection, awarded the plaintiff $3.1 million in attorneys’ fees and costs. The Fifth District Court of Appeals affirmed the award of attorneys' fees and costs on December 19, 2014. The Company filed a Petition for Review with the Texas Supreme Court. The Texas Supreme Court requested full briefing on the merits of this petition, which has been completed. We believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Class Action Securities Litigation
The Company, Myron E. Ullman, III and Kenneth H. Hannah are parties to the Marcus consolidated purported class action lawsuit in the U.S. District Court, Eastern District of Texas, Tyler Division. The Marcus consolidated complaint is purportedly brought on behalf of persons who acquired our common stock during the period from August 20, 2013 through September 26, 2013, and alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff claims that the defendants made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused our common stock to trade at artificially inflated prices.  The consolidated complaint seeks class certification, unspecified compensatory damages, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper. Defendants filed a motion to dismiss the consolidated complaint which was denied by the court on September 29, 2015. Defendants filed an answer to the consolidated complaint on November 12, 2015. Plaintiff filed a motion for class certification on January 25, 2016.

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

Employment Class Action Litigation
JCP is a defendant in a class action proceeding entitled Tschudy v. JCPenney Corporation filed on April 15, 2011 in the U.S. District Court, Southern District of California. The lawsuit alleges that JCP violated the California Labor Code in connection with the alleged forfeiture of accrued and vested vacation time under its “My Time Off” policy. The class consists of all JCP employees who worked in California from April 5, 2007 to the present. Plaintiffs amended the complaint to assert additional claims under the Illinois Wage Payment and Collection Act on behalf of all JCP employees who worked in Illinois from January 1, 2004 to the present. After the court granted JCP’s motion to transfer the Illinois claims, those claims are now pending in a separate action in the U.S. District Court, Northern District of Illinois, entitled Garcia v. JCPenney Corporation. The lawsuits seek compensatory damages, penalties, interest, disgorgement, declaratory and injunctive relief, and attorney’s fees and costs. Plaintiffs in both lawsuits filed motions, which the Company opposed, to certify these actions on behalf of all employees in California and Illinois based on the specific claims at issue. On December 17, 2014, the California court granted plaintiffs’ motion for class certification. Pursuant to a motion by the Company, the California court decertified the class on December 9, 2015. On February 12, 2016, Plaintiff and the Company each filed motions for partial summary judgment with the California court. The Illinois court denied without prejudice plaintiffs' motion for class certification pending the filing of an amended complaint. Plaintiffs filed their amended complaint in the Illinois lawsuit on April 14, 2015 and the Company has answered. On July 2, 2015, the Illinois plaintiffs renewed their motion for class certification, which the Company has opposed. We believe these lawsuits are without merit and we intend to continue to vigorously defend these lawsuits. While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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
Other Legal Proceedings
We are subject to various other legal and governmental proceedings involving routine litigation incidental to our business. Accruals have been established based on our best estimates of our potential liability in certain of these matters, including certain matters discussed above, all of which we believe aggregate to an amount that is not material to the Consolidated Financial Statements. These estimates were developed in consultation with in-house and outside counsel. While no assurance can be given as to the ultimate outcome of these matters, we currently believe that the final resolution of these actions, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Contingencies
As of January 30, 2016, we estimated our total potential environmental liabilities to range from $20 million to $25 million and recorded our best estimate of $23 million in Other accounts payable and accrued expenses and Other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

22.  Quarterly Results of Operations (Unaudited)

The following is a summary of our quarterly unaudited consolidated results of operations for 2015 and 2014:

2015
($ in millions, except EPS)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Total net sales	$2,857		$2,875		$2,897		$3,996
Gross margin	1,041		1,065		1,082		1,363
SG&A expenses	965		901		947		962
Restructuring and management transition(1)	22		17		14		31
Net income/(loss)(2)	(150)	(4)	(117)	(4)	(115)	(4)	(131)
Diluted earnings/(loss) per share(3)	$(0.49)	(4)	$(0.38)	(4)	$(0.38)	(4)	$(0.43)
2014
($ in millions, except EPS)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Total net sales	$2,801		$2,799		$2,764		$3,893
Gross margin	926		1,008		1,013		1,314
SG&A expenses	1,009		964		988		1,032
Restructuring and management transition(5)	22		5		12		48
Net income/(loss)(6) (7)	(341)		(163)		(178)		(35)
Diluted earnings/(loss) per share(3) (7)	$(1.12)		$(0.53)		$(0.58)		$(0.11)

(1)	Restructuring and management transition charges (Note 17) by quarter for 2015 consisted of the following:

($ in million)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Home office and stores	$14	$15	$9	$4
Management transition	6	1	3	18
Other	2	1	2	9
Total	$22	$17	$14	$31

(2)
The first, second, third and fourth quarters of 2015 contained increases to our tax valuation allowance of $44 million, $46 million, $41 million and $110 million, respectively. The first, second and third quarters of 2015 contained gains from non-operating assets sales (Note 18) of $2 million, $6 million and $1 million, respectively.

(3)	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(4)
Reflects the retrospective application of the change in our method of recognizing pension expense. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the change and related impacts. The retrospective application of the change in recognizing pension expense increased net income/(loss) by $17 million in first quarter, $21 million in second quarter and $22 million in the third quarter and increased diluted earnings/(loss) per share by $0.06 in first quarter, $0.07 in second quarter and $0.07 in the third quarter.

(5)	Restructuring and management transition charges (Note 17) by quarter for 2014 consisted of the following:

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Home office and stores	$12	$—	$3	$30
Management transition	7	1	7	1
Other	3	4	2	17
Total	$22	$5	$12	$48

(6)
The first, second, third and fourth quarters of 2014 contained increases to our tax valuation allowance of $120 million, $28 million, $107 million, and $225 million, respectively. The first, second, third and fourth quarters of 2014 contained gains from non-operating assets sales (Note 18) of $12 million, $9 million, $2 million and $2 million, respectively. The fourth quarter of 2014 included $30 million of store impairments charges recorded in Real estate and other, net (Note 18).

(7)
Reflects the retrospective application of the change in our method of recognizing pension expense. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the change and related impacts. The retrospective application of the change in recognizing pension expense increased net income/(loss) by $11 million in first quarter, $9 million in second quarter, $10 million in the third quarter and $24 million in the fourth quarter and increased diluted earnings/(loss) per share by $0.03 in first quarter, $0.03 in second quarter, $0.04 in the third quarter and $0.08 in the fourth quarter.

Exhibit Index

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
2.1	Agreement and Plan of Merger dated as of January 23, 2002, between JCP and Company	8-K	001-15274	2	1/28/2002
3.1	Restated Certificate of Incorporation of the Company, as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	Bylaws of the Company, as amended to July 23, 2013	8-K	001-15274	3.1	7/26/2013
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
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

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
4.10	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994	10-Q	001-15274	4	9/6/2002
4.11	Indenture, dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and Wilmington Trust, National Association	8-K	001-15274	4.1	9/15/2014
4.12	First Supplemental Indenture (including the form of Note), dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., and Wilmington Trust, National Association	8-K	001-15274	4.2	9/15/2014
4.13	Warrant Purchase Agreement dated June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.1	6/14/2011
4.14	Warrant dated as of June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.2	6/14/2011
4.15	Amended and Restated Rights Agreement, dated as of January 27, 2014, by and between J. C. Penney Company, Inc. and Computershare Inc., as Rights Agent	8-K	001-15274	4.1	1/28/2014
10.1	Credit and Guaranty Agreement, dated as of May 22, 2013, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto, the financial institutions party thereto as lenders, Goldman Sachs Bank USA, as administrative agent, collateral agent and lead arranger, the other joint arrangers and joint bookrunners party thereto and the other agents party thereto	10-Q	001-15274	10.3	9/10/2013
10.2	Pledge and Security Agreement, dated as of May 22, 2013, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Goldman Sachs Bank USA, as collateral agent	10-Q	001-15274	10.4	9/10/2013
10.3	Intercreditor and Collateral Cooperation Agreement, dated as of May 22, 2013, among JPMorgan Chase Bank, N.A., as representative with respect to the ABL credit agreement, Goldman Sachs Bank USA, as representative with respect to the term loan agreement, J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and the subsidiary guarantors party thereto	10-Q	001-15274	10.5	9/10/2013
10.4	Representative Joinder Agreement No. 1 dated as of June 20, 2014 to the Intercreditor and Collateral Cooperation Agreement dated as of May 22, 2013, among JPMorgan Chase Bank, N. A., as existing representative with respect to the ABL credit Agreement, Goldman Sachs Bank USA, as representative with respect to the term loan agreement, J. C. Penney Corporation, Inc. and each of the other grantors party thereto	10-K	001-15274	10.4	3/25/2015
10.5	Credit Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Revolving Agent and Swingline Lender, Bank of America, N.A., as Term Agent, Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Collateral Agents and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	6/23/2014
10.6	Amendment No. 1 to Credit Agreement dated as of December 10, 2015 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the guarantors party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Revolving Agent, Bank of America, N.A., as Term Agent, Wells Fargo Bank, National Association and Bank of America, N.A., as co-collateral agents, and the lenders party thereto.	8-K	001-15274	10.1	12/11/2015
Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.7	Guarantee and Collateral Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and Wells Fargo Bank, National Association, as Administrative Agent	8-K	001-15274	10.2	6/23/2014
10.8	Consumer Credit Card Program Agreement by and between JCP and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	11/6/2009
10.9	First Amendment, dated as of October 29, 2010, to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	10/29/2010
10.10	Second Amendment dated as of January 30, 2013 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009 and as amended by the First Amendment thereto dated as of October 29, 2010	8-K	001-15274	10.1	2/4/2013
10.11	Third Amendment dated as of October 11, 2013 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010 and the Second Amendment thereto dated as of January 30, 2013	8-K	001-15274	10.1	10/15/2013
10.12	Fourth Amendment dated February 25, 2014 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013 and the Third Amendment thereto dated October 11, 2013	10-Q	001-15274	10.1	6/3/2014
10.13	Fifth Amendment dated as of April 6, 2015 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and Synchrony Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013, the Third Amendment thereto dated October 11, 2013 and the Fourth Amendment thereto dated February 25, 2014	10-Q	001-15274	10.1	6/4/2015
10.14
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

						†
10.15**	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan	10-K	001-00777	10(k)	4/24/1989
10.16**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	001-00777	B	4/20/1993
10.17**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	4/18/1995
10.18**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	4/25/1990
10.19**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	4/11/1997
10.20**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	4/11/2001
10.21**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan, as amended through 12/10/2008	10-K	001-15274	10.65	3/31/2009

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.22**	J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/31/2009
10.23**	J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/28/2012
10.24**	J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/21/2014
10.25**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated effective July 1, 2007	10-Q	001-15274	10.1	9/12/2007
10.26**	Form of Director’s election to receive all/portion of annual cash retainer in J. C. Penney Company, Inc. common stock (J. C. Penney Company, Inc. 2001 Equity Compensation Plan)	8-K	001-15274	10.4	2/15/2005
10.27**	Form of Notice of Restricted Stock Award – Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	2/15/2005
10.28**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	5/24/2005
10.29**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005
10.30**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	9/26/2007
10.31**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective December 3, 2013	10-Q	001-15274	10.3	12/5/2013
10.32**	JCP Form of Termination Pay Agreement	8-K	001-15274	10.2	5/21/2015
10.33**	JCP Form of Executive Termination Pay Agreement. as amended and restated effective December 17, 2015					†
10.34**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.4	3/27/2006
10.35**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	5/19/2006
10.36**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	5/19/2006
10.37**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	2/15/2005
10.38**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.3	5/19/2006
10.39**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	5/19/2006
10.40**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/15/2007
10.41**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/7/2008
10.42**	JCP 2009 Change in Control Plan	10-K	001-15274	10.60	3/31/2009
10.43**	J. C. Penney Corporation, Inc. Change in Control Plan, effective January 10, 2011	8-K	001-15274	10.1	6/14/2011
10.44**	Form of Indemnification Trust Agreement between JCP and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended March 30, 1987	Def. Proxy Stmt.	001-00777	Exhibit 1 to Exhibit B	4/24/1987
10.45**	Second Amendment to Indemnification Trust Agreement between JCP and JPMorgan Chase Bank, effective as of January 27, 2002	10-K	001-15274	10.53	3/31/2009

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.46**	Third Amendment to Indemnification Trust Agreement between Company, JCP and JPMorgan Chase Bank, effective as of June 1, 2008	10-Q	001-15274	10.2	9/10/2008
10.47**	Form of Indemnification Agreement between Company, JCP and individual Indemnitees, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	4/25/2002
10.48**	Special Rules for Reimbursements Subject to Code Section 409A under Indemnification Agreement between Company, JCP and individual Indemnitees, adopted December 9, 2008	10-K	001-15274	10.56	3/31/2009
10.49**	JCP Mirror Savings Plan, amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.60	3/31/2009
10.50**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008 and as further amended through December 10, 2008	10-K	001-15274	10.62	3/31/2009
10.51**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.2	9/9/2009
10.52**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.3	9/9/2009
10.53**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.4	9/9/2009
10.54**	J. C. Penney Corporation, Inc., Management Incentive Compensation Program, effective January 30, 2011	8-K	001-15274	10.1	1/10/2011
10.55**	Notice of Restricted Stock Unit Grant for Edward J. Record	10-K	001-15274	10.61	3/23/2015
10.56**	Form of Executive Termination Pay Agreement between J. C. Penney Company, Inc. and Marvin R. Ellison	8-K	001-15274	10.2	10/14/2014
10.57**	Notice of Restricted Stock Unit Grant for Marvin R. Ellison	10-K	001-15274	10.64	3/23/2015
10.58**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.80	3/20/2013
10.59**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.81	3/20/2013
10.60**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.82	3/20/2013
10.61**	Form of Notice of 2013 Performance Unit Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.1	4/4/2013
10.62**	Form of Notice of 2014 Performance-Contingent Stock Option Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan for Myron E. Ullman, III	8-K	001-15274	10.1	3/24/2014
10.63**	Form of Notice of 2014 Performance-Contingent Stock Option Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.2	3/24/2014
10.64**	Form of Notice of 2014 Performance-Based Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.3	3/24/2014
10.65**	Form of Notice of 2015 CEO Performance Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.2	6/4/2015
10.66**	Form of Notice of 2015 CEO Stock Option Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.3	6/4/2015
10.67**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.4	6/4/2015
10.68**	Form of Notice of Stock Option Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.5	6/4/2015

Incorporated by Reference
Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.69**	Form of Notice of Performance Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.6	6/4/2015
10.70**	Letter Agreement dated May 15, 2015 between J. C. Penney Company, Inc. and Andrew S. Drexler	8-K	001-15274	10.1	5/21/2015
10.71**	Notice of Restricted Stock Unit Grant for Andrew Drexler					†
10.72**	Notice of Stock Option Grant for Andrew Drexler					†
10.73**	Form of Stock Option Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan					†
10.74**	Form of Restricted Stock Unit Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan					†
12	Computation of Ratios of Earnings to Fixed Charges					†
18	Preferability Letter of Independent Registered Public Accounting Firm					†
21	Subsidiaries of the Registrant					†
23	Consent of Independent Registered Public Accounting Firm					†
24	Power of Attorney					†
31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

** Indicates a management contract or compensatory plan or arrangement.