Form 10-Q
period 2016-04-30
J C PENNEY CO INC
filed 2016-05-31
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 307,440,466 shares of Common Stock of 50 cents par value, as of May 27, 2016.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended April 30, 2016

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	April 30, 2016	May 2, 2015
		As Adjusted
Total net sales	$2,811	$2,857
Cost of goods sold	1,793	1,816
Gross margin	1,018	1,041
Operating expenses/(income):
Selling, general and administrative (SG&A)	872	965
Pension	2	(19)
Depreciation and amortization	154	154
Real estate and other, net	(38)	(35)
Restructuring and management transition	6	22
Total operating expenses	996	1,087
Operating income/(loss)	22	(46)
(Gain)/loss on extinguishment of debt	(4)	—
Net interest expense	95	98
Income/(loss) before income taxes	(69)	(144)
Income tax expense/(benefit)	(1)	6
Net income/(loss)	$(68)	$(150)
Earnings/(loss) per share:
Basic	$(0.22)	$(0.49)
Diluted	$(0.22)	$(0.49)
Weighted average shares – basic	307.2	305.5
Weighted average shares – diluted	307.2	305.5
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended
($ in millions)	April 30, 2016	May 2, 2015
		As Adjusted
Net income/(loss)	$(68)	$(150)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Prior service credit/(cost) arising during the period (1)	5	—
Reclassification for net actuarial (gain)/loss (2)	(1)	—
Reclassification for amortization of prior service (credit)/cost (3)	—	—
Cash flow hedges
Gain/(loss) on interest rate swaps (4)	(3)	—
Reclassification for periodic settlements (5)	2	—
Total other comprehensive income/(loss), net of tax	3	—
Total comprehensive income/(loss), net of tax	$(65)	$(150)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

(1)	Net of $(3) million in tax in 2016.

(2)	Net of $1 million in tax in 2016. Pre-tax amounts of $(2) million in 2016 were recognized in SG&A in the Consolidated Statements of Operations.

(3)
Pre-tax amounts of $2 million in 2016 were recognized in Pension in the Consolidated Statements of Operations. Pre-tax amounts of $(2) million in 2016 were recognized in SG&A in the Consolidated Statements of Operations.

(4)	Net of $1 million of tax in 2016.

(5)	Net of $(1) million of tax in 2016 and $3 million in pre-tax amount recognized in Net interest expense in the Consolidated Statements of Operations.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	April 30, 2016	May 2, 2015	January 30, 2016
(In millions, except per share data)	(Unaudited)	(Unaudited)
		As Adjusted
Assets
Current assets:
Cash in banks and in transit	$166	$175	$119
Cash short-term investments	249	869	781
Cash and cash equivalents	415	1,044	900
Merchandise inventory	2,925	2,811	2,721
Deferred taxes	231	176	231
Prepaid expenses and other	227	226	166
Total current assets	3,798	4,257	4,018
Property and equipment (net of accumulated depreciation of $3,852, $3,669 and $3,757)	4,735	5,049	4,816
Prepaid pension	—	243	—
Other assets	593	601	608
Total Assets	$9,126	$10,150	$9,442
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$995	$1,063	$925
Other accounts payable and accrued expenses	1,125	1,028	1,360
Current portion of capital leases and note payable	17	40	26
Current maturities of long-term debt	321	28	101
Total current liabilities	2,458	2,159	2,412
Long-term capital leases and note payable	7	22	10
Long-term debt	4,388	5,226	4,668
Deferred taxes	425	369	425
Other liabilities	598	599	618
Total Liabilities	7,876	8,375	8,133
Stockholders’ Equity
Common stock(1)	154	153	153
Additional paid-in capital	4,659	4,616	4,654
Reinvested earnings/(accumulated deficit)	(3,075)	(2,644)	(3,007)
Accumulated other comprehensive income/(loss)	(488)	(350)	(491)
Total Stockholders’ Equity	1,250	1,775	1,309
Total Liabilities and Stockholders’ Equity	$9,126	$10,150	$9,442

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 307.3 million, 305.3 million and 306.1 million as of April 30, 2016, May 2, 2015 and January 30, 2016, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
($ in millions)	April 30, 2016	May 2, 2015
		As Adjusted
Cash flows from operating activities
Net income/(loss)	$(68)	$(150)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	(1)	3
Asset impairments and other charges	1	1
Net gain on sale of non-operating assets	(5)	(2)
Net gain on sale of operating assets	(8)	(8)
(Gain)/loss on extinguishment of debt	(4)	—
Depreciation and amortization	154	154
Benefit plans	(12)	(25)
Stock-based compensation	10	10
Deferred taxes	(3)	1
Change in cash from:
Inventory	(204)	(159)
Prepaid expenses and other	(59)	(37)
Merchandise accounts payable	70	66
Current income taxes	(1)	4
Accrued expenses and other	(264)	(84)
Net cash provided by/(used in) operating activities	(394)	(226)
Cash flows from investing activities
Capital expenditures	(39)	(46)
Net proceeds from sale of non-operating assets	2	6
Net proceeds from sale of operating assets	12	5
Joint venture return of investment	14	—
Net cash provided by/(used in) investing activities	(11)	(35)
Cash flows from financing activities
Payments of capital leases and note payable	(14)	(5)
Payments of long-term debt	(62)	(6)
Proceeds from stock options exercised	1	—
Tax withholding payments for vested restricted stock	(5)	(2)
Net cash provided by/(used in) financing activities	(80)	(13)
Net increase/(decrease) in cash and cash equivalents	(485)	(274)
Cash and cash equivalents at beginning of period	900	1,318
Cash and cash equivalents at end of period	$415	$1,044

Supplemental cash flow information
Income taxes received/(paid), net	$(3)	$—
Interest received/(paid), net	(122)	(126)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	41	11

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
These unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying unaudited Interim Consolidated Financial Statements, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (2015 Form 10-K). We follow substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2015 Form 10-K. The January 30, 2016 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2015 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended April 30, 2016” and “three months ended May 2, 2015” refer to the 13-week periods ended April 30, 2016 and May 2, 2015, respectively. Fiscal years 2016 and 2015 contain 52 weeks.
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

This change has been reported through retrospective application of the new policy to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:

Consolidated Statements of Operations

	Three Months Ended
	May 2, 2015
($ in millions, except per share data)	Previously Reported	As Adjusted	Effect of Change
Pension	$10	$(19)	$(29)
Income/(loss) before income taxes	(173)	(144)	29
Income tax expense/(benefit)	(6)	6	12
Net income/(loss)	$(167)	(150)	$17
Basic earnings/(loss) per common share	$(0.55)	$(0.49)	$0.06
Diluted earnings/(loss) per common share	$(0.55)	$(0.49)	$0.06

Consolidated Statements of Comprehensive Income/(Loss)

	Three Months Ended
	May 2, 2015
($ in millions)	Previously Reported	As Adjusted	Effect of Change
Net income/(loss)	$(167)	$(150)	$17
Reclassifications for amortization of net actuarial (gain)/loss	17	—	(17)
Total other comprehensive income/(loss), net of tax	17	—	(17)
Total comprehensive income/(loss), net of tax	$(150)	$(150)	$—
Consolidated Balance Sheets

	May 2, 2015
($ in millions)	Previously Reported	As Adjusted	Effect of Change
Reinvested earnings/(accumulated deficit)	$(1,946)	$(2,644)	$(698)
Accumulated other comprehensive income/(loss)	(1,048)	(350)	698

Consolidated Statements of Cash Flows

	Three Months Ended
	May 2, 2015
($ in millions)	Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income/(loss)	$(167)	$(150)	$17
Benefit plans	4	(25)	(29)
Deferred taxes	$(11)	$1	$12

3. Effect of New Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled (i.e., additional paid-in capital or APIC pools will be eliminated). The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing. The ASU also provides a practical expedient for public companies that will allow the use of a simplified method to estimate the expected term for certain awards. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect that adopting this new accounting guidance will have on our financial condition, results of operations or cash flows.
In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-05). The novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Entities may apply the guidance prospectively or on a modified retrospective basis. We are currently evaluating the effect that adopting this new accounting guidance will have on our financial condition, results of operations or cash flows.

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company early adopted ASU 2015-03 retrospectively in its second quarter ended August 1, 2015. As a result of the retrospective adoption, the Company reclassified unamortized debt issuance costs of $89 million as of May 2, 2015, from Other assets to a reduction in Long-term debt on the unaudited Interim Consolidated Balance Sheets. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

4. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended
(in millions, except per share data)	April 30, 2016	May 2, 2015
Earnings/(loss)
Net income/(loss)	$(68)	$(150)
Shares
Weighted average common shares outstanding (basic shares)	307.2	305.5
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—
Weighted average shares assuming dilution (diluted shares)	307.2	305.5
EPS
Basic	$(0.22)	$(0.49)
Diluted	$(0.22)	$(0.49)
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended
(Shares in millions)	April 30, 2016	May 2, 2015
Stock options, restricted stock awards and warrant	35.2	31.6
5. Long-Term Debt

($ in millions)	April 30, 2016	May 2, 2015	January 30, 2016
Issue:
5.65% Senior Notes Due 2020 (1)	$400	$400	$400
5.75% Senior Notes Due 2018 (1)	265	300	300
6.375% Senior Notes Due 2036 (1)	388	400	400
6.9% Notes Due 2026	2	2	2
7.125% Debentures Due 2023	10	10	10
7.4% Debentures Due 2037	313	326	326
7.625% Notes Due 2097	500	500	500
7.65% Debentures Due 2016	78	78	78
7.95% Debentures Due 2017	220	220	220
8.125% Senior Notes Due 2019	400	400	400
2013 Term Loan Facility	2,188	2,211	2,194
2014 Term Loan	—	496	—
Total debt, excluding unamortized debt issuance costs, capital leases and note payable	4,764	5,343	4,830
Unamortized debt issuance costs	(55)	(89)	(61)
Total debt, excluding capital leases and note payable	4,709	5,254	4,769
Less: current maturities	321	28	101
Total long-term debt, excluding capital leases and note payable	$4,388	$5,226	$4,668

(1)	These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%.

During the first quarter of 2016, we repurchased and retired $60 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $4 million.

6. Derivative Financial Instruments

We use derivative financial instruments for hedging and non-trading purposes to manage our exposure to changes in interest rates. Use of derivative financial instruments in hedging programs subjects us to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In a hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of our derivative financial instruments is used to measure interest to be paid or received and does not represent our exposure due to credit risk. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral (generally cash) from the counterparty when appropriate.

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

We have entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges.

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
Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	April 30, 2016	May 2, 2015	January 30, 2016	Balance Sheet Location	April 30, 2016	May 2, 2015	January 30, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	N/A	$—	$—	$—	Other accounts payable and accrued expenses	$2	$—	$2
Interest rate swaps	N/A	—	—	—	Other liabilities	29	—	28
Total derivatives designated as hedging instruments		$—	$—	$—		$31	$—	$30

7. Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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
Cash Flow Hedges Measured on a Recurring Basis
The $31 million and $30 million fair value of our cash flow hedges as of April 30, 2016 and January 30, 2016, respectively, are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	April 30, 2016		May 2, 2015		January 30, 2016
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, capital leases and note payable	$4,764	$4,488	$5,343	$5,028	$4,830	$4,248
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of April 30, 2016, May 2, 2015 and January 30, 2016, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments. In addition, the fair values of capital lease commitments and the note payable approximated their carrying values. These items have been excluded from the table above.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.
8. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the three months ended April 30, 2016:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
January 30, 2016	306.1	$153	$4,654	$(3,007)	$(491)	$1,309
Net income/(loss)	—	—	—	(68)	—	(68)
Other comprehensive income/(loss)	—	—	—	—	3	3
Stock-based compensation	1.2	1	5	—	—	6
April 30, 2016	307.3	$154	$4,659	$(3,075)	$(488)	$1,250

Accumulated Other Comprehensive Income/(Loss)
The following table shows the changes in accumulated other comprehensive income/(loss) balances for the three months ended April 30, 2016:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
January 30, 2016	$(423)	$(38)	$(2)	$(28)	$(491)
Other comprehensive income/(loss) before reclassifications	—	5	—	(3)	2
Amounts reclassified from accumulated other comprehensive income	(1)	—	—	2	1
April 30, 2016	$(424)	$(33)	$(2)	$(29)	$(488)

9. Retirement Benefit Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan) and non-contributory supplemental pension plans were as follows:

	Three Months Ended
($ in millions)	April 30, 2016	May 2, 2015
Primary Pension Plan
Service cost	$14	$17
Interest cost	38	49
Expected return on plan assets	(54)	(89)
Amortization of prior service cost/(credit)	2	2
Net periodic benefit expense/(income)	$—	$(21)

Supplemental Pension Plans
Interest cost	2	2
Net periodic benefit expense/(income)	$2	$2

Primary and Supplemental Pension Plans Total
Service cost	$14	$17
Interest cost	40	51
Expected return on plan assets	(54)	(89)
Amortization of prior service cost/(credit)	2	2
Net periodic benefit expense/(income)	$2	$(19)
Additionally, the Company had net periodic postretirement income of $4 million and $2 million in the three months ended April 30, 2016 and May 2, 2015. These amounts are related to the Company's noncontributory postretirement health and welfare plan and is included in SG&A expense in the unaudited Interim Consolidated Statements of Operations. The Company communicated to plan participants that the plan will terminate by December 2016 and this resulted in a reduction of the accumulated plan benefit obligation from $8 million at January 30, 2016 to $1 million at April 30, 2016.

10. Restructuring and Management Transition
The components of Restructuring and management transition include:

•	Home office and stores -- charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition -- charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other -- charges related primarily to contract termination costs and other costs associated with our previous shops strategy.
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Cumulative Amount From Program Inception Through April 30, 2016
($ in millions)	April 30, 2016	May 2, 2015
Home office and stores	$4	$14	$293
Management transition	2	6	254
Other	—	2	163
Total	$6	$22	$710

 Activity for the restructuring and management transition liability for the three months ended April 30, 2016 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
January 30, 2016	$18	$10	$23	$51
Charges	4	2	—	6
Cash payments	(12)	(10)	(1)	(23)
Non-cash	1	—	—	1
April 30, 2016	$11	$2	$22	$35
Non-cash amounts represent charges that do not result in cash expenditures.
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

The composition of real estate and other, net was as follows:

($ in millions)	April 30, 2016	May 2, 2015
Net gain from sale of non-operating assets	$(5)	$(2)
Investment income from Home Office Land Joint Venture	(24)	(22)
Net gain from sale of operating assets	(8)	(8)
Other	(1)	(3)
Total expense/(income)	$(38)	$(35)

Investment Income from Joint Ventures
During the first quarter of 2016, the Company had $24 million in income related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $38 million. During the first quarter of 2015, the Company had $22 million in income related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $22 million.
12. Income Taxes
The net tax benefit of $1 million for the three months ended April 30, 2016 consisted of state and foreign tax expenses of $3 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $4 million benefit to adjust the valuation allowance and a $2 million benefit relating to other comprehensive income. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of an income tax benefit of $2 million in operating results, offset by a $2 million charge to other comprehensive income for the quarter.
As of April 30, 2016, we have approximately $2.6 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $62 million of tax credit carryforwards that expire at various dates through 2035. For these NOL and tax credit carryforwards a net deferred tax asset of $90 million has been recorded, net of a valuation allowance of $802 million. A valuation allowance of $236 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the first quarter of 2016, the valuation allowance was increased by $13 million to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards.
13. Litigation and Other Contingencies
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

Ozenne Derivative Lawsuit
On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and executives. The Company is a nominal defendant in the suit. The lawsuit alleged breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit sought damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff could not proceed with his suit because he failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand was not excused. The trial court heard arguments on the Special Exceptions on June 25, 2012 and denied them. The Company and named individuals filed a mandamus proceeding in the Fifth District Court of Appeals challenging the trial court’s decision. The parties then settled the litigation and the appellate court stayed the appeal so that the trial court could review the proposed settlement. The trial court approved the settlement at a hearing on October 28, 2013 and, despite objection, awarded the plaintiff $3.1 million in attorneys’ fees and costs. The Fifth District Court of Appeals affirmed the award on December 19, 2014. The Company filed a Petition for Review with the Texas Supreme Court. The Texas Supreme Court has requested full briefing on the merits of this petition, which has been completed. We believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Class Action Securities Litigation
The Company, Myron E. Ullman, III and Kenneth H. Hannah are parties to the Marcus consolidated purported class action lawsuit in the U.S. District Court, Eastern District of Texas, Tyler Division. The Marcus consolidated complaint is purportedly brought on behalf of persons who acquired our common stock during the period from August 20, 2013 through September 26, 2013, and alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff claims that the defendants made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused our common stock to trade at artificially inflated prices.  The consolidated complaint seeks class certification, unspecified compensatory damages, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper. Defendants filed a motion to dismiss the consolidated complaint which was denied by the court on September 29, 2015. Defendants filed an answer to the consolidated complaint on November 12, 2015. Plaintiff filed a motion for class certification on January 25, 2016, and defendants submitted a response to the motion on April 15, 2016.

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

Also, in March 2016, plaintiff Frank Lipsius filed a purported shareholder derivative action against certain present and former members of the Company's Board of Directors and executives in the District Court of Collin County in the State of Texas. The Company is named as a nominal defendant in the suit. The suit generally mirrors the allegations contained in the Weitzman and Zauderer suits discussed above, and seeks similar relief.

While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

ERISA Class Action Litigation
JCP and certain present and former members of JCP's Board of Directors have been sued in a purported class action complaint by plaintiffs Roberto Ramirez and Thomas Ihle, individually and on behalf of all others similarly situated, which was filed on July 8, 2014 in the U.S. District Court, Eastern District of Texas, Tyler Division. The suit alleges that the defendants violated Section 502 of the Employee Retirement Income Security Act (ERISA) by breaching fiduciary duties relating to the J. C. Penney Corporation, Inc. Savings, Profit-Sharing and Stock Ownership Plan (the Plan). The class period is alleged to be between November 1, 2011 and September 27, 2013. Plaintiffs allege that they and others who invested in or held Company stock in the Plan during this period were injured because defendants allegedly made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused the Company’s common stock to trade at artificially inflated prices. The complaint seeks class certification, declaratory relief, a constructive trust, reimbursement of alleged losses to the Plan, actual damages, attorneys’ fees and costs, and other relief. Defendants filed a motion to dismiss the complaint which was granted in part and denied in part by the court on September 29, 2015. The parties have reached a settlement agreement, subject to court approval, pursuant to which JCP would make available $4.5 million to settle class members’ claims. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Employment Class Action Litigation
JCP is a defendant in a class action proceeding entitled Tschudy v. JCPenney Corporation filed on April 15, 2011 in the U.S. District Court, Southern District of California. The lawsuit alleges that JCP violated the California Labor Code in connection with the alleged forfeiture of accrued and vested vacation time under its “My Time Off” policy. The class consists of all JCP employees who worked in California from April 5, 2007 to the present. Plaintiffs amended the complaint to assert additional claims under the Illinois Wage Payment and Collection Act on behalf of all JCP employees who worked in Illinois from January 1, 2004 to the present. After the court granted JCP’s motion to transfer the Illinois claims, those claims are now pending in a separate action in the U.S. District Court, Northern District of Illinois, entitled Garcia v. JCPenney Corporation. The lawsuits seek compensatory damages, penalties, interest, disgorgement, declaratory and injunctive relief, and attorney’s fees and costs. Plaintiffs in both lawsuits filed motions, which the Company opposed, to certify these actions on behalf of all employees in California and Illinois based on the specific claims at issue. On December 17, 2014, the California court granted plaintiffs’ motion for class certification. Pursuant to a motion by the Company, the California court decertified the class on December 9, 2015. On March 30, 2016, the California court granted JCP’s motion for summary judgment, and on May 4, 2016, entered judgment for JCP on all plaintiffs’ claims. The Illinois court denied without prejudice plaintiffs' motion for class certification pending the filing of an amended complaint. Plaintiffs filed their amended complaint in the Illinois lawsuit on April 14, 2015 and the Company has answered. On July 2, 2015, the Illinois plaintiffs renewed their motion for class certification, which the Illinois court granted on March 8, 2016. We believe these lawsuits are without merit and we intend to continue to vigorously defend these lawsuits. While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Contingencies
As of April 30, 2016, we estimated our total potential environmental liabilities to range from $19 million to $25 million and recorded our best estimate of $23 million in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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
This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. It should be read in conjunction with our consolidated financial statements as of January 30, 2016, and for the year then ended, and related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (2015 Form 10-K). Unless otherwise indicated, all references to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Strategic Framework

Our strategic framework is built upon the three pillars of private brands, omnichannel and revenue per customer.

Product differentiation, affordable style and quality and enhanced profitability are critical to the success of our private brands. With our team of designers and our proprietary designs, we believe we can differentiate our private and exclusive brands from our competitors and the overall marketplace. Through our private brand selection, we believe we can provide value to our customers by offering products with style and quality at an attractive price point. Lastly, with our global sourcing infrastructure, we believe we are uniquely positioned to enhance our merchandise margins by managing product development costs and maintaining flexibility with our price offerings. During the first quarter of 2016, private brand merchandise comprised 44% of total merchandise sales as compared to 43% in the corresponding prior year quarter. During the first quarters of 2016 and 2015, exclusive brand merchandise comprised 8% and 10%, respectively, of total merchandise sales. In May 2016, we plan to expand our Michael Strahan offerings by adding MSX by Michael Strahan, an exclusive new line of active lifestyle apparel for men, to our existing Michael Strahan offering of men's tailored clothing and accessories in nearly 500 stores and at jcpenney.com. We also recently began rolling out a new in-store concept called "The Boutique" in nearly 200 stores. This is intended to be a one-stop shopping destination for plus-size casual sportswear, denim and active wear. Additionally, our merchant and design teams have conceived and developed our first plus-size private brand for millennial women called Boutique+TM.

Our second strategic area of focus is omnichannel. With our heritage of being a catalog retailer, we believe we have the right foundation in place to enhance our omnichannel capabilities. Today’s customer wants to decide when and how she wants to shop, whether in store or online using multiple personal devices. Improving the omnichannel experience for our customers involves further development of our mobile apps, providing more fulfillment choices to the customer and expanding our merchandise assortment. In the first quarter of 2016, we continued to roll out “buy online and pick up in store same day” (BOPIS), and this capability is now available in more than 20% of our stores.

Our final strategic priority is revenue per customer. For 2016, we are focused on the following initiatives to increase the frequency and amount customers spend on every transaction. First, we plan to accelerate our growth of Sephora inside JCPenney locations. We plan to add approximately 60 new Sephora locations in 2016. During the first quarter of 2016, we opened 28 additional Sephora locations, bringing our total number of locations to 546, and launched several new brands in our Sephora shops. Second, we continue to enhance our salon environment through our rebranding initiative in partnership with InStyle magazine. Third, for 2016 we plan to redesign the center core area, which includes fashion and fine jewelry, handbags, footwear, sunglasses, and accessories, in approximately one-third of our stores. We have rolled out our center core concept in approximately 125 stores as of the end of the first quarter of 2016. Fourth, is our new home initiative. With the current trend of consumer investment in new and existing homes, we believe there is an opportunity for us to add to our offerings a compelling assortment within major appliances, window treatments, furniture and flooring. We plan to expand our major appliance initiatives to over 500 stores and online at jcpenney.com this year. Our strategic decision to return to the appliance industry is supported by our successful three-market pilot encompassing 22 stores. Additionally, we plan to increase and enhance our window coverings presentation and test new initiatives with Ashley Furniture and Empire Today.
First Quarter Highlights

▪	Sales were $2,811 million with a comparable store sales decrease of 0.4%.

▪
Gross margin as a percentage of sales decreased to 36.2% compared to 36.4% in the same period last year. Gross margin was negatively impacted by additional markdowns due to unseasonable weather, partially offset by an improvement in our clearance selling margin.

▪
Selling, general and administrative (SG&A) expenses decreased $93 million, or 9.6%, for the first quarter of 2016 as compared to the same period last year. These savings were primarily driven by lower store controllable costs and corporate overhead, reduced advertising spend and improved private label credit card income.

▪
Our net loss was $68 million, or $0.22 per share, compared to a net loss of $150 million, or $0.49 per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$6 million, or $0.02 per share, of restructuring and management transition charges;

▪	$4 million, or $0.01 per share, for the gain on extinguishment of debt;

▪	$5 million, or $0.02 per share, for the net gain on the sale of non-operating assets;

▪
$24 million, or $0.08 per share, for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture); and

▪
$2 million, or $0.01 per share, of tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income for the amortization of prior service credits related to our qualified defined benefit pension plan (Primary Pension Plan) and the tax effect for the loss on our interest rate swaps.

▪	Earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (EBITDA) (non-GAAP) was $176 million, a $68 million improvement from the same period last year.

•	Standard and Poor's Rating Services upgraded our corporate credit rating in March 2016 to B from CCC+.

Results of Operations

	Three Months Ended
($ in millions, except EPS)	April 30, 2016	May 2, 2015	(1)
Total net sales	$2,811	$2,857
Percent increase/(decrease) from prior year	(1.6)%	2.0%
Comparable store sales increase/(decrease)(2)	(0.4)%	3.4%
Gross margin	1,018	1,041
Operating expenses/(income):
Selling, general and administrative	872	965
Primary pension plan	—	(21)
Supplemental pension plans	2	2
Total pension	2	(19)
Depreciation and amortization	154	154
Real estate and other, net	(38)	(35)
Restructuring and management transition	6	22
Total operating expenses	996	1,087
Operating income/(loss)	22	(46)
(Gain)/loss on extinguishment of debt	(4)	—
Net interest expense	95	98
Income/(loss) before income taxes	(69)	(144)
Income tax expense/(benefit)	(1)	6
Net income/(loss)	$(68)	$(150)
EBITDA (non-GAAP) (3)	$176	$108
Adjusted EBITDA (non-GAAP) (3)	$153	$85
Adjusted net income/(loss) (non-GAAP) (3)	$(97)	$(173)
Diluted EPS	$(0.22)	$(0.49)
Adjusted diluted EPS (non-GAAP) (3)	$(0.32)	$(0.57)
Ratios as a percent of sales:
Gross margin	36.2%	36.4%
SG&A	31.0%	33.8%
Total operating expenses	35.4%	38.0%
Operating income/(loss)	0.8%	(1.6)%

(1)
Reflects the retrospective application of the change in our method of recognizing pension expense. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of the change and related impacts.

(2)
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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, the impact of our Primary Pension Plan, the (gain)/loss on extinguishment of debt, the net gain on the sale of non-operating assets, the proportional share of net income from our Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income. Unlike other operating expenses, restructuring and management transition charges, the (gain)/loss on extinguishment of debt, the net gain on the sale of non-operating assets, the proportional share of net income from our Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income are not directly related to our ongoing core business operations. Primary Pension Plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense/(income) in its entirety as we view all components of net periodic benefit expense/(income) as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, Primary Pension Plan expense/(income), the (gain)/loss on extinguishment of debt, the net gain on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

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

EBITDA and Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA, which are non-GAAP financial measures:

	Three Months Ended
($ in millions)	April 30, 2016	May 2, 2015	(1)
Net income/(loss)	$(68)	$(150)
Add: Net interest expense	95	98
Add: (Gain)/loss on extinguishment of debt	(4)	—
Total interest expense	91	98
Add: Income tax expense/(benefit)	(1)	6
Add: Depreciation and amortization	154	154
EBITDA (non-GAAP)	176	108
Add: Restructuring and management transition charges	6	22
Add: Primary Pension Plan expense/(income)	—	(21)
Less: Net gain on the sale of non-operating assets	(5)	(2)
Less: Proportional share of net income from joint venture	(24)	(22)
Adjusted EBITDA (non-GAAP)	$153	$85

(1)
Reflects the retrospective application of the change in our method of recognizing pension expense. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of the change and related impacts. For the three months ended May 2, 2015, the retrospective application of the change in recognizing pension expense increased EBITDA (non-GAAP) by $29 million and Adjusted EBITDA (non-GAAP) by $3 million.

For the three months ended April 30, 2016, EBITDA was $176 million, an improvement of $68 million compared to EBITDA of $108 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, and the proportional share of net income from the Home Office Land Joint Venture, adjusted EBITDA improved $68 million to adjusted EBITDA of $153 million for the three months ended April 30, 2016 compared to adjusted EBITDA of $85 million for the prior year corresponding period.

Overall, EBITDA and adjusted EBITDA improved significantly for the three months ended April 30, 2016 as compared to the corresponding prior year period as we took actions to effectively manage our controllable expenses.
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended
($ in millions, except per share data)	April 30, 2016	May 2, 2015	(1)
Net income/(loss)	$(68)	$(150)
Diluted EPS	$(0.22)	$(0.49)
Add: Restructuring and management transition charges (2)	6	22
Add: Primary Pension Plan expense/(income) (2)	—	(21)
Add: (Gain)/loss on extinguishment of debt (2)	(4)	—
Less: Net gain on sale of non-operating assets (2)	(5)	(2)
Less: Proportional share of net income from joint venture (2)	(24)	(22)
Less: Tax impact resulting from other comprehensive income allocation (3)	(2)	—
Adjusted net income/(loss) (non-GAAP)	$(97)	$(173)
Adjusted diluted EPS (non-GAAP)	$(0.32)	$(0.57)

(1)
Reflects the retrospective application of the change in our method of recognizing pension expense. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of the change and related impacts. For the three months ended May 2, 2015, the retrospective application of the change in recognizing pension expense increased Adjusted net income/(loss) (non-GAAP) by $2 million.

(2)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(3)	Represents the net tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income.
Total Net Sales

	Three Months Ended
($ in millions)	April 30, 2016	May 2, 2015
Total net sales	$2,811	$2,857
Sales percent increase/(decrease):
Total net sales	(1.6)%	2.0%
Comparable store sales	(0.4)%	3.4%

For the first three months of 2016, total net sales decreased $46 million from the same period last year.  The following table provides the components of the net sales increase/(decrease):

Three Months Ended
($ in millions)	April 30, 2016
Comparable store sales increase/(decrease)	$(10)
New and closed stores, net	(36)
Total net sales increase/(decrease)	$(46)
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

•	Certain categories of store inventory can be accessed and purchased by jcpenney.com customers and shipped directly to the customer's home from the store.

•	Internet orders can be shipped to stores for customer pick up.

•	"Buy online and pick up in store same day" continued to roll out in the first quarter of 2016, and this capability is now available in more than 20% of our stores.

For the three months ended April 30, 2016, comparable store sales decreased 0.4%, while total net sales decreased 1.6% to $2,811 million compared with $2,857 million for the three months ended May 2, 2015.

Conversion rate and units per transaction increased while transaction counts and average unit retail decreased for the first three months of 2016 as compared to the prior year.

For the first quarter of 2016, Men's, Sephora and Footwear and Handbags were our top-performing merchandise divisions all experiencing sales gains on a comparable store basis. Geographically, the northeast and Ohio valley regions of the country had the best performance during the first quarter.
Store Count
The following table compares the number of stores for the three months ended April 30, 2016 and May 2, 2015:

	Three Months Ended
	April 30, 2016	May 2, 2015
JCPenney department stores
Beginning of period	1,021	1,062
Closed stores	(7)	(35)
End of period(1)	1,014	1,027

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 104 million square feet as of April 30, 2016 and 105 million square feet as of May 2, 2015.

Gross Margin
Gross margin for the three months ended April 30, 2016 was $1,018 million, a decrease of $23 million compared to $1,041 million for the three months ended May 2, 2015. Gross margin as a percentage of sales for the three months ended April 30, 2016 was 36.2% compared to 36.4% for the three months ended May 2, 2015. The 20 basis point decrease resulted primarily from additional markdowns due to unseasonable weather, partially offset by an improvement in our clearance selling margin.

SG&A Expenses
For the first three months of 2016, SG&A expenses were $93 million lower than the corresponding period of 2015. For the first three months of 2016, as a percent of sales, SG&A expenses decreased to 31.0% compared to 33.8% in the corresponding period of 2015, reflecting how we effectively managed SG&A expenses. The net decrease in SG&A expenses for the first quarter of 2016 as compared to the corresponding prior year period was primarily driven by lower store controllable costs and corporate overhead, reduced advertising spend and improved private label credit card income.

Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. The income we earn under our agreement with Synchrony is included as an offset to SG&A expenses. For the first quarters of 2016 and 2015, we recognized income of $79 million and $70 million, respectively, pursuant to our private label credit card program.

Pension Expense
Pension expense/(income) provided below reflects the retrospective application of the change in our method of recognizing pension expense. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of this change and related impacts.

	Three Months Ended
($ in millions)	April 30, 2016	May 2, 2015
Primary Pension Plan	$—	$(21)
Supplemental pension plans	2	2
Total pension expense	$2	$(19)
Total pension expense, which consists of expense/(income) from our Primary Pension Plan and our supplemental pension plans, is based on our 2015 year-end measurement of pension plan assets and benefit obligations. For the first three months of 2016, our Primary Pension Plan had income of $0 million compared to income of $21 million in the prior year corresponding period. The decrease in income for our Primary Pension Plan was primarily driven by the expected return on assets in 2016 matching our pension costs to be incurred.
Depreciation and Amortization Expense
For both the first three months of 2016 and 2015, depreciation and amortization expense was $154 million.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended
($ in millions)	April 30, 2016	May 2, 2015
Home office and stores	$4	$14
Management transition	2	6
Other	—	2
Total	$6	$22

During the three months ended April 30, 2016 and May 2, 2015, we recorded $4 million and $14 million, respectively, of costs to reduce our store and home office expenses. The first quarter 2016 costs primarily include employee termination benefits in connection with the elimination of positions in our home office. During the first quarter of 2015, we incurred charges of $14 million related to employee termination benefits costs and lease termination costs associated with the closure of 35 stores.

We also implemented changes within our management leadership team during the three months ended April 30, 2016 and May 2, 2015 that resulted in management transition costs of $2 million and $6 million, respectively, for both incoming and outgoing members of management. Other miscellaneous restructuring charges of $2 million, primarily related to contract termination and other costs associated with our previous shops strategy, were recorded during the three months ended May 2, 2015.

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

The composition of real estate and other, net was as follows:

	Three Months Ended
($ in millions)	April 30, 2016	May 2, 2015
Net gain from sale of non-operating assets	$(5)	$(2)
Investment income from Home Office Land Joint Venture	(24)	(22)
Net gain from sale of operating assets	(8)	(8)
Other	(1)	(3)
Total expense/(income)	$(38)	$(35)

During the first quarters of 2016 and 2015, we sold non-operating assets for a net gain of $5 million and $2 million, respectively. Investment income from the Home Office Land Joint Venture represents our proportional share of net income of the joint venture.

During the first quarter of 2016, the net gain from the sale of operating assets related primarily to the sale of land adjacent to our home office not contributed to the Home Office Land Joint Venture. During the first quarter of 2015, the net gain from the sale of operating assets related to the sale of a former furniture store location and payments received from landlords to terminate two leases prior to the original expiration date.

Operating Income/(Loss)
For the three months ended April 30, 2016, we reported operating income of $22 million compared to an operating loss of $46 million in the prior year corresponding period, reflecting better operating performance achieved by the Company.

Gain on Extinguishment of Debt
During the first quarter of 2016, we repurchased and retired $60 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $4 million.

Net Interest Expense
For the three months ended April 30, 2016, net interest expense was $95 million compared to $98 million in the prior year corresponding period.
Income Taxes
The net tax benefit of $1 million for the three months ended April 30, 2016 consisted of state and foreign tax expenses of $3 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $4 million benefit to adjust the valuation allowance and a $2 million benefit relating to other comprehensive income. In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and accumulated other comprehensive income. Application of this guidance required the recognition of an income tax benefit of $2 million in operating results, offset by a $2 million charge to other comprehensive income for the quarter.
As of April 30, 2016, we have approximately $2.6 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $62 million of tax credit carryforwards that expire at various dates through 2035. For these NOL and tax credit carryforwards a net deferred tax asset of $90 million has been recorded, net of a valuation allowance of $802 million. A valuation allowance of $236 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the first quarter of 2016, the valuation allowance was increased by $13 million to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the first quarter of 2016 with $415 million of cash and cash equivalents. As of the end of the first quarter of 2016, based on our borrowing base and amounts reserved for outstanding standby and import letters of credit, we had $1,920 million available for future borrowings under our revolving credit facility, providing a total available liquidity of $2,335 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Three Months Ended
($ in millions)	April 30, 2016	May 2, 2015
Cash and cash equivalents	$415	$1,044
Merchandise inventory	2,925	2,811
Property and equipment, net	4,735	5,049

Total debt(1)	4,733	5,316
Stockholders’ equity	1,250	1,775
Total capitalization	5,983	7,091
Maximum capacity under our credit agreement	2,350	1,850
Cash flow from operating activities	(394)	(226)
Free cash flow (non-GAAP)(2)	(421)	(267)
Capital expenditures(3)	39	46
Ratios:
Total debt-to-total capitalization(4)	79%	75%
Cash-to-total debt(5)	9%	20%

(1)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, note payable and any borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the first quarters of 2016 and 2015, we had accrued capital expenditures of $54 million and $22 million, respectively.

(4)	Total debt divided by total capitalization.

(5)	Cash and cash equivalents divided by total debt.
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

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended
($ in millions)	April 30, 2016	May 2, 2015
Net cash provided by/(used in) operating activities (GAAP)	$(394)	$(226)
Add:
Proceeds from sale of operating assets	12	5
Less:
Capital expenditures(1)	(39)	(46)
Free cash flow (non-GAAP)	$(421)	$(267)

(1)	As of the end of the first quarters of 2016 and 2015, we had accrued capital expenditures of $54 million and $22 million, respectively.
Free cash flow for the three months ended April 30, 2016 decreased $154 million to an outflow of $421 million compared to an outflow of $267 million in the same period last year. The year-over-year decrease was primarily due to higher incentive compensation paid in the first quarter of 2016 and growth in inventory.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flow from operating activities for the three months ended April 30, 2016 declined $168 million to an outflow of $394 million compared to an outflow of $226 million for the same period in 2015. Our net loss of $68 million for the three months ended April 30, 2016 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, the gain on the sale of assets and stock-based compensation. The overall increase in cash used in operations was primarily due to higher incentive compensation paid in the first quarter of 2016 and growth in inventory.
Cash flows from operating activities for the first three months of 2016 also included construction allowances from landlords of $3 million, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory increased $114 million to $2,925 million, or 4.1%, as of the end of the first quarter of 2016 compared to $2,811 million as of the end of the first quarter last year and increased $204 million from year-end 2015. Merchandise accounts payable decreased $68 million as of the end of the first quarter of 2016 compared to the corresponding prior year period and increased $70 million from year end.
Investing Activities
Investing activities through the first three months of 2016 resulted in cash outflows of $11 million compared to outflows of $35 million for the same three month period of 2015. The decrease in the cash outflow from investing activities was primarily due to lower capital expenditures and a joint venture return of investment in the first three months of 2016.
Cash capital expenditures were $39 million for the three months ended April 30, 2016 and were $46 million for the three months ended May 2, 2015. In addition, as of the end of the first quarters of 2016 and 2015, we had $54 million and $22 million, respectively, of accrued capital expenditures. Through the first three months of 2016, capital expenditures related primarily to the opening of 28 Sephora inside JCPenney stores, investments in our store environment and store facility maintenance and investments in information technology in both our home office and stores. We received construction allowances from landlords of $3 million in the first three months of 2016 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are classified as operating activities and have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.
For the three months ended May 2, 2015 capital expenditures related primarily to the opening of 23 Sephora inside JCPenney stores, investments in information technology in both our home office and stores and investments in our store environment. We also received construction allowances from landlords of $3 million in the first quarter of 2015.

Full year 2016 capital expenditures are expected to be approximately $375 million net of construction allowances from landlords. Capital expenditures for the remainder of 2016 include accrued expenditures of $54 million at the end of the first quarter.
Financing Activities
Financing activities for the three months ended April 30, 2016 resulted in an outflow of $80 million compared to an outflow of $13 million for the same period last year.

During the first three months of 2016, we repurchased and retired $60 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $4 million. We also repaid $14 million on our capital leases and note payable and $5 million on our $2.25 billion five-year senior secured term loan that was entered into in May 2013 (2013 Term Loan).
Cash Flow Outlook
For the remainder of 2016, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically. We believe that our current financial position will provide us the financial flexibility to support our growth initiatives.

Credit Ratings
Our credit ratings and outlook as of May 27, 2016 were as follows:

	Corporate	Outlook
Fitch Ratings	B	Positive
Moody’s Investors Service, Inc.	B3	Positive
Standard & Poor’s Ratings Services	B	Positive
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
Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2015 Form 10-K. Our unrecorded contractual obligations related to merchandise have increased approximately 13% since year end primarily due to the seasonality of our business and updates to our supplier base in the ordinary course of business.
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

There were no changes to our critical accounting policies during the three months ended April 30, 2016. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2015 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 3 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the three months ended April 30, 2016 are not necessarily indicative of the results for future quarters or the entire year.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at April 30, 2016 are similar to those disclosed in the 2015 Form 10-K.
Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the first quarter ended April 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The matters under the caption "Litigation" in Note 13 of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of the 2015 Form 10-K.

Item 6. Exhibits
Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 23, 2013	8-K	001-15274	3.1	7/26/2013
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
10.1	Form of Performance Unit Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan					†
12	Computation of Ratios of Earnings to Fixed Charges					†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/Andrew S. Drexler
Andrew S. Drexler Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: May 31, 2016