Form 10-Q
period 2016-07-30
J C PENNEY CO INC
filed 2016-08-30
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 307,729,570 shares of Common Stock of 50 cents par value, as of August 26, 2016.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended July 30, 2016

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
		As Adjusted		As Adjusted
Total net sales	$2,918	$2,875	$5,729	$5,732
Cost of goods sold	1,834	1,810	3,627	3,626
Gross margin	1,084	1,065	2,102	2,106
Operating expenses/(income):
Selling, general and administrative (SG&A)	853	901	1,725	1,866
Pension	2	(16)	4	(35)
Depreciation and amortization	153	153	307	307
Real estate and other, net	(9)	19	(47)	(16)
Restructuring and management transition	9	17	15	39
Total operating expenses	1,008	1,074	2,004	2,161
Operating income/(loss)	76	(9)	98	(55)
(Gain)/loss on extinguishment of debt	34	—	30	—
Net interest expense	93	103	188	201
Income/(loss) before income taxes	(51)	(112)	(120)	(256)
Income tax expense/(benefit)	5	5	4	11
Net income/(loss)	$(56)	$(117)	$(124)	$(267)
Earnings/(loss) per share:
Basic	$(0.18)	$(0.38)	$(0.40)	$(0.87)
Diluted	$(0.18)	$(0.38)	$(0.40)	$(0.87)
Weighted average shares – basic	308.0	305.9	307.6	305.7
Weighted average shares – diluted	308.0	305.9	307.6	305.7
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
		As Adjusted		As Adjusted
Net income/(loss)	$(56)	$(117)	$(124)	$(267)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Prior service credit/(cost) arising during the period (1)	—	—	5	—
Reclassification for net actuarial (gain)/loss (2)	(1)	—	(2)	—
Reclassification for amortization of prior service (credit)/cost (3)	—	—	—	—
Cash flow hedges
Gain/(loss) on interest rate swaps (4)	(6)	(7)	(9)	(7)
Reclassification for periodic settlements (5)	2	1	4	1
Deferred tax valuation allowance	(1)	(3)	(1)	(3)
Total other comprehensive income/(loss), net of tax	(6)	(9)	(3)	(9)
Total comprehensive income/(loss), net of tax	$(62)	$(126)	$(127)	$(276)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

(1)	Net of $(3) million in tax in 2016.

(2)
Net of $1 million and $2 million in tax in the three and six months ended July 30, 2016, respectively. Pre-tax amounts of $(2) million and $(4) million in the three and six months ended July 30, 2016, respectively, were recognized in SG&A in the Consolidated Statements of Operations.

(3)
Pre-tax amounts of $2 million and $4 million in the three and six months ended July 30, 2016, respectively, were recognized in Pension in the Consolidated Statements of Operations. Pre-tax amounts of $(2) million and $(4) million in the three and six months ended July 30, 2016 were recognized in SG&A in the Consolidated Statements of Operations.

(4)	Net of $3 million and $4 million of tax in the three and six months ended July 30, 2016, respectively. Net of $3 million of tax in the three and six months ended August 1, 2015, respectively.

(5)
Net of $(1) million and $(2) million of tax in the three and six months ended July 30, 2016, respectively, and $3 million and $6 million in pre-tax amounts for the three and six months ended July 30, 2016, respectively, were recognized in Net interest expense in the Consolidated Statements of Operations. Net of $(1) million of tax in the three and six months ended August 1, 2015, respectively, and $2 million in pre-tax amounts for the three and six months ended August 1, 2015, respectively, were recognized in Net interest expense in the Consolidated Statements of Operations.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	July 30, 2016	August 1, 2015	January 30, 2016
(In millions, except per share data)	(Unaudited)	(Unaudited)
		As Adjusted
Assets
Current assets:
Cash in banks and in transit	$171	$178	$119
Cash short-term investments	258	795	781
Cash and cash equivalents	429	973	900
Merchandise inventory	2,981	3,005	2,721
Deferred taxes	231	184	231
Prepaid expenses and other	235	200	166
Total current assets	3,876	4,362	4,018
Property and equipment (net of accumulated depreciation of $3,742, $3,586 and $3,757)	4,686	4,989	4,816
Prepaid pension	—	266	—
Other assets	604	615	608
Total Assets	$9,166	$10,232	$9,442
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,094	$1,122	$925
Other accounts payable and accrued expenses	1,121	1,170	1,360
Current portion of capital leases and note payable	18	27	26
Current maturities of long-term debt	341	28	101
Total current liabilities	2,574	2,347	2,412
Long-term capital leases and note payable	10	18	10
Long-term debt	4,356	5,225	4,668
Deferred taxes	425	378	425
Other liabilities	604	604	618
Total Liabilities	7,969	8,572	8,133
Stockholders’ Equity
Common stock(1)	154	153	153
Additional paid-in capital	4,668	4,627	4,654
Reinvested earnings/(accumulated deficit)	(3,131)	(2,761)	(3,007)
Accumulated other comprehensive income/(loss)	(494)	(359)	(491)
Total Stockholders’ Equity	1,197	1,660	1,309
Total Liabilities and Stockholders’ Equity	$9,166	$10,232	$9,442

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 307.6 million, 305.5 million and 306.1 million as of July 30, 2016, August 1, 2015 and January 30, 2016, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
		As Adjusted		As Adjusted
Cash flows from operating activities
Net income/(loss)	$(56)	$(117)	$(124)	$(267)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	—	1	(1)	4
Asset impairments and other charges	1	1	2	2
Net gain on sale of non-operating assets	—	(6)	(5)	(8)
Net gain on sale of operating assets	(2)	—	(10)	(8)
(Gain)/loss on extinguishment of debt	34	—	30	—
Depreciation and amortization	153	153	307	307
Benefit plans	(15)	(23)	(27)	(48)
Stock-based compensation	10	11	20	21
Deferred taxes	3	2	—	3
Change in cash from:
Inventory	(56)	(194)	(260)	(353)
Prepaid expenses and other	(9)	26	(68)	(11)
Merchandise accounts payable	99	59	169	125
Current income taxes	(3)	2	(4)	6
Accrued expenses and other	27	127	(237)	43
Net cash provided by/(used in) operating activities	186	42	(208)	(184)
Cash flows from investing activities
Capital expenditures	(121)	(95)	(160)	(141)
Net proceeds from sale of non-operating assets	—	7	2	13
Net proceeds from sale of operating assets	4	—	16	5
Joint venture return of investment	1	—	15	—
Net cash provided by/(used in) investing activities	(116)	(88)	(127)	(123)
Cash flows from financing activities
Proceeds from issuance of long-term debt	2,188	—	2,188	—
Payments of capital leases and note payable	(5)	(18)	(19)	(23)
Payments of long-term debt	(2,188)	(7)	(2,250)	(13)
Financing costs	(49)	—	(49)	—
Proceeds from stock options exercised	—	—	1	—
Tax withholding payments for vested restricted stock	(2)	—	(7)	(2)
Net cash provided by/(used in) financing activities	(56)	(25)	(136)	(38)
Net increase/(decrease) in cash and cash equivalents	14	(71)	(471)	(345)
Cash and cash equivalents at beginning of period	415	1,044	900	1,318
Cash and cash equivalents at end of period	$429	$973	$429	$973

Supplemental cash flow information
Income taxes received/(paid), net	$(5)	$(2)	$(8)	$(2)
Interest received/(paid), net	(62)	(58)	(184)	(184)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	(9)	18	32	29

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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended July 30, 2016” and “three months ended August 1, 2015” refer to the 13-week periods ended July 30, 2016 and August 1, 2015, respectively. “Six months ended July 30, 2016” and “six months ended August 1, 2015” refer to the 26-week periods ended July 30, 2016 and August 1, 2015, respectively. Fiscal years 2016 and 2015 contain 52 weeks.
Basis of Consolidation
All significant inter-company transactions and balances have been eliminated in consolidation.

2.  Change in Accounting for Retirement-Related Benefits
In 2015, the Company elected to change its method of recognizing pension expense. Previously, for the primary and supplemental pension plans, net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) were recognized over the remaining service period of plan participants (eight years for the primary pension plan). Under the Company’s new accounting method, the Company recognizes changes in net actuarial gains or losses in excess of the corridor annually in the fourth quarter each year (Mark-to-market Adjustment). The remaining components of pension expense, primarily service and interest costs and assumed return on plan assets, will be recorded on a quarterly basis. While the historical policy of recognizing pension expense was considered acceptable, the Company believes that the new policy is preferable as it eliminates the delay in recognition of actuarial gains and losses outside the corridor.

This change has been reported through retrospective application of the new policy to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:

Consolidated Statements of Operations

	Three Months Ended			Six Months Ended
	August 1, 2015			August 1, 2015
($ in millions, except per share data)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Pension	$13	$(16)	$(29)	$23	$(35)	$(58)
Income/(loss) before income taxes	(141)	(112)	29	(314)	(256)	58
Income tax expense/(benefit)	(3)	5	8	(9)	11	20
Net income/(loss)	$(138)	(117)	$21	$(305)	(267)	$38
Basic earnings/(loss) per common share	$(0.45)	$(0.38)	$0.07	$(1.00)	$(0.87)	$0.13
Diluted earnings/(loss) per common share	$(0.45)	$(0.38)	$0.07	$(1.00)	$(0.87)	$0.13

Consolidated Statements of Comprehensive Income/(Loss)

	Three Months Ended			Six Months Ended
	August 1, 2015			August 1, 2015
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Net income/(loss)	$(138)	$(117)	$21	$(305)	$(267)	$38
Reclassifications for amortization of net actuarial (gain)/loss	18	—	(18)	35	—	(35)
Deferred tax valuation allowance	—	(3)	(3)	—	(3)	(3)
Total other comprehensive income/(loss), net of tax	12	(9)	(21)	29	(9)	(38)
Total comprehensive income/(loss), net of tax	$(126)	$(126)	$—	$(276)	$(276)	$—
Consolidated Balance Sheets

	August 1, 2015
($ in millions)	Previously Reported	As Adjusted	Effect of Change
Reinvested earnings/(accumulated deficit)	$(2,084)	$(2,761)	$(677)
Accumulated other comprehensive income/(loss)	(1,036)	(359)	677

Consolidated Statements of Cash Flows

	Three Months Ended			Six Months Ended
	August 1, 2015			August 1, 2015
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income/(loss)	$(138)	$(117)	$21	$(305)	$(267)	$38
Benefit plans	6	(23)	(29)	10	(48)	(58)
Deferred taxes	$(6)	$2	$8	$(17)	$3	$20

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
In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-05). Under the ASU, the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. Entities may apply the guidance prospectively or on a modified retrospective basis. We are currently evaluating the effect that adopting this new accounting guidance will have on our financial condition, results of operations or cash flows.
4. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Earnings/(loss)
Net income/(loss)	$(56)	$(117)	$(124)	$(267)
Shares
Weighted average common shares outstanding (basic shares)	308.0	305.9	307.6	305.7
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—	—
Weighted average shares assuming dilution (diluted shares)	308.0	305.9	307.6	305.7
EPS
Basic	$(0.18)	$(0.38)	$(0.40)	$(0.87)
Diluted	$(0.18)	$(0.38)	$(0.40)	$(0.87)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Stock options, restricted stock awards and warrant	34.8	34.6	35.0	33.2
5. Long-Term Debt

($ in millions)	July 30, 2016	August 1, 2015	January 30, 2016
Issue:
5.65% Senior Notes Due 2020 (1)	$400	$400	$400
5.75% Senior Notes Due 2018 (1)	265	300	300
5.875% Senior Secured Notes Due 2023 (1)	500	—	—
6.375% Senior Notes Due 2036 (1)	388	400	400
6.9% Notes Due 2026	2	2	2
7.125% Debentures Due 2023	10	10	10
7.4% Debentures Due 2037	313	326	326
7.625% Notes Due 2097	500	500	500
7.65% Debentures Due 2016	78	78	78
7.95% Debentures Due 2017	220	220	220
8.125% Senior Notes Due 2019	400	400	400
2016 Term Loan Facility	1,688	—	—
2013 Term Loan Facility	—	2,205	2,194
2014 Term Loan	—	495	—
Total debt, excluding unamortized debt issuance costs, capital leases and note payable	4,764	5,336	4,830
Unamortized debt issuance costs	(67)	(83)	(61)
Total debt, excluding capital leases and note payable	4,697	5,253	4,769
Less: current maturities	341	28	101
Total long-term debt, excluding capital leases and note payable	$4,356	$5,225	$4,668

(1)	These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%.

During the first quarter of 2016, we repurchased and retired $60 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $4 million.

During the second quarter of 2016, we completed the refinancing of our $2.25 billion five-year senior secured term loan facility entered into in 2013 (2013 Term Loan Facility) with an amended and restated $1.688 billion seven-year senior secured term loan credit facility (2016 Term Loan Facility) and the issuance of $500 million of 5.875% Senior Secured Notes due 2023 (Senior Secured Notes), resulting in a loss on extinguishment of debt of $34 million.

The 2016 Term Loan Facility bears interest at a rate of LIBOR plus 4.25% and matures on June 23, 2023. We are required to make quarterly repayments in a principal amount equal to $10.55 million during the seven-year term, subject to certain reductions for mandatory and optional prepayments. Proceeds from the 2016 Term Loan Facility and the Senior Secured Notes were used to repay the entire outstanding principal balance of the 2013 Term Loan Facility. The 2016 Term Loan facility and the Senior Secured Notes are guaranteed by the Company and certain subsidiaries of JCP and are secured by mortgages on certain real estate of JCP and the guarantors.

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

When we use derivative financial instruments for the purpose of hedging our exposure to interest rates, the contract terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive income/(loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings during the period. Instruments that do not meet the criteria for hedge accounting, or contracts for which we have not elected hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.

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
Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	July 30, 2016	August 1, 2015	January 30, 2016	Balance Sheet Location	July 30, 2016	August 1, 2015	January 30, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	N/A	$—	$—	$—	Other accounts payable and accrued expenses	$2	$2	$2
Interest rate swaps	N/A	—	—	—	Other liabilities	35	9	28
Total derivatives designated as hedging instruments		$—	$—	$—		$37	$11	$30

7. Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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
Cash Flow Hedges Measured on a Recurring Basis
The $37 million, $11 million and $30 million fair value of our cash flow hedges as of July 30, 2016, August 1, 2015 and January 30, 2016, respectively, are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	July 30, 2016		August 1, 2015		January 30, 2016
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, capital leases and note payable	$4,764	$4,530	$5,336	$5,002	$4,830	$4,248
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of July 30, 2016, August 1, 2015 and January 30, 2016, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments. In addition, the fair values of capital lease commitments and the note payable approximated their carrying values. These items have been excluded from the table above.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.
8. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the six months ended July 30, 2016:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
January 30, 2016	306.1	$153	$4,654	$(3,007)	$(491)	$1,309
Net income/(loss)	—	—	—	(124)	—	(124)
Other comprehensive income/(loss)	—	—	—	—	(3)	(3)
Stock-based compensation and other	1.5	1	14	—	—	15
July 30, 2016	307.6	$154	$4,668	$(3,131)	$(494)	$1,197

Accumulated Other Comprehensive Income/(Loss)
The following table shows the changes in accumulated other comprehensive income/(loss) balances for the six months ended July 30, 2016:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
January 30, 2016	$(423)	$(38)	$(2)	$(28)	$(491)
Other comprehensive income/(loss) before reclassifications	—	8	—	(13)	(5)
Amounts reclassified from accumulated other comprehensive income	(4)	—	—	6	2
July 30, 2016	$(427)	$(30)	$(2)	$(35)	$(494)

9. Retirement Benefit Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan) and non-contributory supplemental pension plans were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Primary Pension Plan
Service cost	$14	$18	$28	$35
Interest cost	38	49	76	98
Other cost	—	3	—	3
Expected return on plan assets	(54)	(89)	(108)	(178)
Amortization of prior service cost/(credit)	2	2	4	4
Net periodic benefit expense/(income)	$—	$(17)	$—	$(38)

Supplemental Pension Plans
Interest cost	2	1	4	3
Net periodic benefit expense/(income)	$2	$1	$4	$3

Primary and Supplemental Pension Plans Total
Service cost	$14	$18	$28	$35
Interest cost	40	50	80	101
Other cost	—	3	—	3
Expected return on plan assets	(54)	(89)	(108)	(178)
Amortization of prior service cost/(credit)	2	2	4	4
Net periodic benefit expense/(income)	$2	$(16)	$4	$(35)
Additionally, the Company had net periodic postretirement income of $4 million and $2 million, respectively, in the three months ended July 30, 2016 and August 1, 2015 and net periodic postretirement income of $8 million and $4 million, respectively, in the six months ended July 30, 2016 and August 1, 2015. These amounts are related to the Company's noncontributory postretirement health and welfare plan and are included in SG&A expense in the unaudited Interim Consolidated Statements of Operations. The Company communicated to plan participants that the postretirement health and welfare plan will terminate by December 2016 and this resulted in a reduction of the accumulated plan benefit obligation from $8 million at January 30, 2016 to $1 million at July 30, 2016.

10. Restructuring and Management Transition
The components of Restructuring and management transition include:

•	Home office and stores -- charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition -- charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other -- charges related primarily to contract termination costs and other costs associated with our previous shops strategy and costs related to the closure of certain supply chain locations.
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended		Cumulative Amount From Program Inception Through July 30, 2016
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Home office and stores	$—	$15	$4	$29	$293
Management transition	1	1	3	7	255
Other	8	1	8	3	171
Total	$9	$17	$15	$39	$719

 Activity for the restructuring and management transition liability for the six months ended July 30, 2016 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
January 30, 2016	$18	$10	$23	$51
Charges	4	3	8	15
Cash payments	(15)	(12)	(8)	(35)
Non-cash	1	—	—	1
July 30, 2016	$8	$1	$23	$32
Non-cash amounts represent charges that do not result in cash outflows.
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

The composition of Real estate and other, net was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net gain from sale of non-operating assets	$—	$(6)	$(5)	$(8)
Investment income from Home Office Land Joint Venture	(5)	—	(29)	(22)
Net gain from sale of operating assets	(2)	—	(10)	(8)
Other	(2)	25	(3)	22
Total expense/(income)	$(9)	$19	$(47)	$(16)

Investment Income from Joint Ventures
During the second quarter and first six months of 2016, the Company had $5 million and $29 million, respectively, in income related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $6 million and $44 million, respectively. During the second quarter of 2015, no investment income was generated from the Home Office Land Joint Venture. During the first half of 2015, the Company had $22 million in income related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $22 million.
12. Income Taxes
The net tax expense of $5 million for the three months ended July 30, 2016 consisted of state and foreign tax expenses of $4 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and $2 million of expense relating to other comprehensive income, offset by a $2 million benefit for state audit settlements.
The net tax expense of $4 million for the six months ended July 30, 2016 consisted of state and foreign tax expenses of $7 million and $3 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by net tax benefits of $4 million to adjust the valuation allowance and $2 million for state audit settlements.
As of July 30, 2016, we have approximately $2.6 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $62 million of tax credit carryforwards that expire at various dates through 2035. For these NOL and tax credit carryforwards a net deferred tax asset of $78 million has been recorded, net of a valuation allowance of $818 million. A valuation allowance of $239 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the second quarter and first six months of 2016, the valuation allowance was increased by $19 million and $32 million, respectively, to offset the net deferred tax assets created in those periods relating primarily to the increase in NOL carryforwards.
13. Litigation and Other Contingencies
Litigation
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against JCP in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to, a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs sought primarily to prevent the Company from implementing our partnership agreement with MSLO as it related to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories. On January 2, 2014, MSLO and Macy's announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant. On June 16, 2014, the court issued a ruling against the Company on the remaining claim of intentional interference, and held that Macy’s is not entitled to punitive damages. The court referred other issues related to damages to a Judicial Hearing Officer. On June 30, 2014, the Company appealed the court’s decision, and Macy’s cross-appealed a portion of the decision. On February 26, 2015, the appellate court affirmed the trial court's rulings concerning the claim of intentional interference and lack of punitive damages, and reinstated Macy's claims for intentional interference and unfair competition that had been dismissed during trial. On June 17, 2015, Macy’s appealed the court’s order that the Judicial Hearing Officer proceed with the damages phase of the proceedings on the tortious interference claim. On November 24, 2015, the Judicial Hearing Officer issued a recommendation on the amount of damages to be awarded to Macy’s. On December 1, 2015, the appellate court heard oral argument on Macy's appeal of the trial court's order referring issues related to damages to the Judicial Hearing Officer and the parties are awaiting a decision. On June 6, 2016, the court adopted the Judicial Hearing Officer's recommendation on the amount of damages to be awarded to Macy's. Both parties have filed a notice of appeal. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Ozenne Derivative Lawsuit
On January 19, 2012, a purported shareholder of the Company, Everett Ozenne, filed a shareholder derivative lawsuit in the 193rd District Court of Dallas County, Texas, against certain of the Company’s Board of Directors and executives. The Company is a nominal defendant in the suit. The lawsuit alleged breaches of fiduciary duties, corporate waste and unjust enrichment involving decisions regarding executive compensation, specifically that compensation paid to certain executive officers from 2008 to 2011 was too high in light of the Company’s financial performance. The suit sought damages including unspecified compensatory damages, disgorgement by the former officers of allegedly excessive compensation, and equitable relief to reform the Company’s compensation practices. The Company and the named individuals filed an Answer and Special Exceptions to the lawsuit, arguing primarily that the plaintiff could not proceed with his suit because he failed to make demand on the Company’s Board of Directors, and that because demand on the Board would not be futile, demand was not excused. The trial court heard arguments on the Special Exceptions on June 25, 2012 and denied them. The Company and named individuals filed a mandamus proceeding in the Fifth District Court of Appeals challenging the trial court’s decision. The parties then settled the litigation and the appellate court stayed the appeal so that the trial court could review the proposed settlement. The trial court approved the settlement at a hearing on October 28, 2013 and, despite objection, awarded the plaintiff $3.1 million in attorneys’ fees and costs. The Fifth District Court of Appeals affirmed the award on December 19, 2014. The Company filed a Petition for Review with the Texas Supreme Court, which was denied on May 27, 2016.

Class Action Securities Litigation
The Company, Myron E. Ullman, III and Kenneth H. Hannah are parties to the Marcus consolidated purported class action lawsuit in the U.S. District Court, Eastern District of Texas, Tyler Division. The Marcus consolidated complaint is purportedly brought on behalf of persons who acquired our common stock during the period from August 20, 2013 through September 26, 2013, and alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff claims that the defendants made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused our common stock to trade at artificially inflated prices.  The consolidated complaint seeks class certification, unspecified compensatory damages, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper. Defendants filed a motion to dismiss the consolidated complaint which was denied by the court on September 29, 2015. Defendants filed an answer to the consolidated complaint on November 12, 2015. Plaintiff filed a motion for class certification on January 25, 2016, and defendants submitted a response to the motion on April 15, 2016. The motion was heard by the court on June 29, 2016.

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

Pricing Class Action Litigation
JCP is a defendant in a class action proceeding entitled Spann v. J. C. Penney Corporation, Inc. filed on February 8, 2012 in the U.S. District Court, Central District of California. The lawsuit alleges that JCP violated California’s Unfair Competition Law and related state statutes in connection with its advertising of sale prices for private label apparel and accessories. The lawsuit seeks restitution, damages, injunctive relief, and attorney’s fees and costs. On May 18, 2015, the court granted plaintiff's request for certification of a class consisting of all people who, between November 5, 2010 and January 31, 2012, made purchases in California of JCP private or exclusive label apparel or accessories advertised at a discount of at least 30% off the stated original or regular price (excluding those who only received such discount by using coupon(s)), and who have not received a refund or credit for their purchases. The parties have reached a settlement agreement, subject to court approval, and in accordance with the term of the settlement, we have established a $50 million reserve to settle class members' claims. The court has granted preliminary approval of the settlement. A final approval hearing was held on August 25, 2016 and the parties are awaiting the court's decision.

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
Contingencies
As of July 30, 2016, we estimated our total potential environmental liabilities to range from $19 million to $25 million and recorded our best estimate of $23 million in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Product differentiation, affordable style and quality and enhanced profitability are critical to the success of our private brands. With our team of designers and our proprietary designs, we believe we can differentiate our private and exclusive brands from our competitors and the overall marketplace. Through our private brand selection, we believe we can provide value to our customers by offering products with style and quality at an attractive price point. Lastly, with our global sourcing infrastructure, we believe we are uniquely positioned to enhance our merchandise margins by managing product development costs and maintaining flexibility with our price offerings. During the second quarter of 2016, private brand merchandise comprised 46% of total merchandise sales as compared to 45% in the corresponding prior year quarter. For the first half of 2016, private brand merchandise comprised 45% of total merchandise sales as compared to 44% in the corresponding prior year period. During the second quarters of 2016 and 2015, exclusive brand merchandise comprised 8% and 9%, respectively, of total merchandise sales. For the first six months of 2016 and 2015, exclusive brand merchandise comprised 9% and 10%, respectively, of total merchandise sales. During the second quarter of 2016, we launched the exclusive athleisure brand MSX by Michael Strahan in approximately 500 stores.

Our second strategic area of focus is omnichannel. With our heritage of being a catalog retailer, we believe we have the right foundation in place to enhance our omnichannel capabilities. Today’s customer wants to decide when and how she wants to shop, whether in store or online using multiple personal devices. Improving the omnichannel experience for our customers involves further development of our mobile apps, providing more fulfillment choices to the customer and expanding our merchandise assortment. In the second quarter of 2016, we completed our roll out of “buy online and pick up in store same day” (BOPIS) to all stores. We also launched our new mobile app to take better advantage of the traffic growth in the mobile channel.

Our final strategic priority is revenue per customer. For 2016, we are focused on the following initiatives to increase the frequency of customer visits and the amount they spend on every transaction. First, we plan to accelerate our growth of Sephora inside JCPenney locations. We plan to add approximately 60 new Sephora locations in 2016. During the first half of 2016, we opened 56 additional Sephora locations, bringing our total number of locations to 574, and we launched several new brands in our Sephora shops. Second, we continue to enhance our salon environment through our rebranding initiative in partnership with InStyle magazine. Third, for 2016 we plan to redesign the center core area, which includes fashion and fine jewelry, handbags, footwear, sunglasses, and accessories, in approximately one-third of our stores. We have rolled out our center core concept in approximately 350 stores as of the end of the first half of 2016. Fourth is our new home initiative. With the current trend of consumer investment in new and existing homes, we believe there is an opportunity for us to add to our offerings a compelling assortment within major appliances, window treatments, furniture and flooring. We are expanding our major appliance initiatives to over 500 stores and online at jcpenney.com this year, and continue to enhance our window coverings presentation and test new initiatives with Ashley Furniture and Empire Today.
Second Quarter Highlights

▪	Sales were $2,918 million with a comparable store sales increase of 2.2%.

▪	Gross margin as a percentage of sales increased to 37.1% compared to 37.0% in the same period last year.

▪
Selling, general and administrative (SG&A) expenses decreased $48 million, or 5.3%, for the second quarter of 2016 as compared to the same period last year. These savings were primarily driven by lower corporate overhead, incentive compensation, store controllable costs and more efficient advertising spend.

▪
Our net loss was $56 million, or $0.18 per share, compared to a net loss of $117 million, or $0.38 per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$9 million, or $0.03 per share, of restructuring and management transition charges;

▪	$34 million, or $0.11 per share, for the loss on extinguishment of debt;

▪
$5 million, or $0.02 per share, for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture); and

▪
$2 million, or $0.01 per share, of tax expense that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income for the amortization of prior service credits related to our qualified defined benefit pension plan (Primary Pension Plan) and the tax effect for the loss on our interest rate swaps.

▪	Earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (EBITDA) (non-GAAP) was $229 million, an $85 million improvement from the same period last year.

▪
We completed the refinancing of our $2.25 billion five-year senior secured term loan facility entered into in 2013 (2013 Term Loan Facility) with an amended and restated $1.688 billion seven-year senior secured term loan facility (2016 Term Loan Facility) and the issuance of $500 million of 5.875% Senior Secured Notes due 2023, resulting in a loss on extinguishment of debt of $34 million. The 2016 Term Loan Facility has a lower interest rate than the 2013 Term Loan Facility, representing a 75 basis point reduction and an extended maturity from 2018 to 2023.

•
On July 21, 2016, the Company announced that the Company's Board of Directors (Board) appointed Marvin R. Ellison as Chairman of the Board, effective August 1, 2016, in addition to his position of Chief Executive Officer. Mr. Ellison succeeds Myron E. Ullman, III who retired from the Company on August 1, 2016 in accordance with the transition plan previously outlined by the Company.

Results of Operations

	Three Months Ended			Six Months Ended
($ in millions, except EPS)	July 30, 2016	August 1, 2015	(1)	July 30, 2016	August 1, 2015	(1)
Total net sales	$2,918	$2,875		$5,729	$5,732
Percent increase/(decrease) from prior year	1.5%	2.7%		(0.1)%	2.4%
Comparable store sales increase/(decrease)(2)	2.2%	4.1%		0.9%	3.7%
Gross margin	1,084	1,065		2,102	2,106
Operating expenses/(income):
Selling, general and administrative	853	901		1,725	1,866
Primary pension plan	—	(17)		—	(38)
Supplemental pension plans	2	1		4	3
Total pension	2	(16)		4	(35)
Depreciation and amortization	153	153		307	307
Real estate and other, net	(9)	19		(47)	(16)
Restructuring and management transition	9	17		15	39
Total operating expenses	1,008	1,074		2,004	2,161
Operating income/(loss)	76	(9)		98	(55)
(Gain)/loss on extinguishment of debt	34	—		30	—
Net interest expense	93	103		188	201
Income/(loss) before income taxes	(51)	(112)		(120)	(256)
Income tax expense/(benefit)	5	5		4	11
Net income/(loss)	$(56)	$(117)		$(124)	$(267)
EBITDA (non-GAAP) (3)	$229	$144		$405	$252
Adjusted EBITDA (non-GAAP) (3)	$233	$138		$386	$223
Adjusted net income/(loss) (non-GAAP) (3)	$(16)	$(123)		$(113)	$(296)
Diluted EPS	$(0.18)	$(0.38)		$(0.40)	$(0.87)
Adjusted diluted EPS (non-GAAP) (3)	$(0.05)	$(0.40)		$(0.37)	$(0.97)
Ratios as a percent of sales:
Gross margin	37.1%	37.0%		36.7%	36.7%
SG&A	29.2%	31.3%		30.1%	32.6%
Total operating expenses	34.5%	37.4%		35.0%	37.7%
Operating income/(loss)	2.6%	(0.3)%		1.7%	(1.0)%

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

Total Net Sales

	Three Months Ended		Six Months Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Total net sales	$2,918	$2,875	$5,729	$5,732
Sales percent increase/(decrease):
Total net sales	1.5%	2.7%	(0.1)%	2.4%
Comparable store sales	2.2%	4.1%	0.9%	3.7%

Total net sales increased $43 million in the second quarter of 2016 compared to the second quarter of 2015. For the first six months of 2016, total net sales decreased $3 million from the same period last year.

The following table provides the components of the net sales increase/(decrease):

	Three Months Ended	Six Months Ended
($ in millions)	July 30, 2016	July 30, 2016
Comparable store sales increase/(decrease)	$62	$52
Closed stores, net	(18)	(54)
Other revenues and sales adjustments	(1)	(1)
Total net sales increase/(decrease)	$43	$(3)
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

•	Certain categories of store inventory can be accessed and purchased by jcpenney.com customers and shipped directly to the customer's home from the store.

•	Internet orders can be shipped to stores for customer pick up.

•	"Buy online and pick up in store same day" is now available in all of our stores.

For the three months ended July 30, 2016, comparable store sales increased 2.2%, while total net sales increased 1.5% to $2,918 million compared with $2,875 million for the three months ended August 1, 2015. For the six months ended July 30, 2016, comparable store sales increased 0.9%, while total net sales decreased 0.1% to $5,729 million compared with $5,732 million for the six months ended August 1, 2015.

For the second quarter of 2016, conversion rate, units per transaction and transaction counts all increased while average unit retail decreased as compared to the prior year. For the first six months of 2016, conversion rate and units per transaction increased while transaction counts and average unit retail decreased as compared to the prior year.

For the second quarter of 2016, Sephora, Home and Footwear and Handbags were our top-performing merchandise divisions all experiencing sales gains on a comparable store basis. For the first half of 2016, our top-performing merchandise divisions were Sephora and Footwear and Handbags. Geographically, the Ohio Valley and Pacific were the best performing regions of the country during the second quarter of 2016. The Northeast and Ohio Valley regions performed the best during the first half of 2016.
Store Count
The following table compares the number of stores for the three and six months ended July 30, 2016 and August 1, 2015:

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
JCPenney department stores
Beginning of period	1,014	1,027	1,021	1,062
Closed stores	—	(4)	(7)	(39)
End of period(1)	1,014	1,023	1,014	1,023

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 104 million square feet as of July 30, 2016 and 105 million square feet as of August 1, 2015.

Gross Margin
Gross margin for the three months ended July 30, 2016 was $1,084 million, an increase of $19 million compared to $1,065 million for the three months ended August 1, 2015. Gross margin as a percentage of sales for the three months ended July 30, 2016 was 37.1% compared to 37.0% for the three months ended August 1, 2015, positively impacted primarily by an improvement in brick-and-mortar selling margins partially offset by lower Internet selling margins.

Gross margin for the six months ended July 30, 2016 was $2,102 million, a decrease of $4 million compared to $2,106 million for the six months ended August 1, 2015. Gross margin as a percentage of sales was 36.7% for both the six months ended July 30, 2016 and August 1, 2015.

SG&A Expenses
For the three months ended July 30, 2016, SG&A expenses were $48 million lower than the corresponding period of 2015. As a percent of sales, SG&A expenses decreased to 29.2% compared to 31.3% in the second quarter of 2015. Through the first six months of 2016, SG&A expenses were $141 million lower than the corresponding period of 2015. Through the first six months of 2016, as a percent of sales, SG&A expenses decreased to 30.1% compared to 32.6% in the corresponding period of 2015, reflecting how we effectively managed SG&A expenses. The net decrease in SG&A expenses for the second quarter and first half of 2016 as compared to the corresponding prior year periods was primarily driven by lower store controllable costs and corporate overhead, reduced incentive compensation, more efficient advertising spend and improved private label credit card income.

Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. The income we earn under our agreement with Synchrony is included as an offset to SG&A expenses. For the second quarters of 2016 and 2015, we recognized income of $75 million and $71 million, respectively, pursuant to our private label credit card program. Through the first halves of 2016 and 2015, we recognized income of $154 million and $141 million, respectively.

Pension Expense
Pension expense/(income) provided below reflects the retrospective application of the change in our method of recognizing pension expense. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of this change and related impacts.

	Three Months Ended		Six Months Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Primary Pension Plan	$—	$(17)	$—	$(38)
Supplemental pension plans	2	1	4	3
Total pension expense	$2	$(16)	$4	$(35)
Total pension expense, which consists of expense/(income) from our Primary Pension Plan and our supplemental pension plans, is based on our 2015 year-end measurement of pension plan assets and benefit obligations. For the second quarter of 2016, our Primary Pension Plan had income of $0 million compared to income of $17 million in the second quarter of 2015. For the first six months of 2016, our Primary Pension Plan had income of $0 million compared to income of $38 million in the prior year corresponding period. The year-over-year decrease in income for our Primary Pension Plan was primarily driven by the lower expected return on assets estimated to cover the pension costs to be incurred.
Depreciation and Amortization Expense
Depreciation and amortization expense was $153 million and $307 million for the three months and six months ended July 30, 2016 and August 1, 2015, respectively.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Home office and stores	$—	$15	$4	$29
Management transition	1	1	3	7
Other	8	1	8	3
Total	$9	$17	$15	$39

During the six months ended July 30, 2016 and August 1, 2015, we recorded $4 million and $29 million, respectively, of costs to reduce our store and home office expenses. The first half 2016 costs primarily include employee termination benefits in connection with the elimination of positions in our home office. During the first half of 2015, we incurred charges of $29 million related to employee termination benefits and lease termination costs associated with the closure of 39 stores.

We also implemented changes within our management leadership team during the six months ended July 30, 2016 and August 1, 2015 that resulted in management transition costs of $3 million and $7 million, respectively, for both incoming and outgoing members of management.

Other miscellaneous restructuring charges of $8 million and $3 million, primarily related to contract termination and other costs associated with our previous shops strategy and costs related to the closure of certain supply chain locations, were recorded during the six months ended July 30, 2016 and August 1, 2015, respectively.

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

The composition of Real estate and other, net was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net gain from sale of non-operating assets	$—	$(6)	$(5)	$(8)
Investment income from Home Office Land Joint Venture	(5)	—	(29)	(22)
Net gain from sale of operating assets	(2)	—	(10)	(8)
Other	(2)	25	(3)	22
Total expense/(income)	$(9)	$19	$(47)	$(16)

During the first halves of 2016 and 2015, we sold non-operating assets for a net gain of $5 million and $8 million, respectively. Investment income from the Home Office Land Joint Venture represents our proportional share of net income of the joint venture.

During the first half of 2016, the net gain from the sale of operating assets related primarily to the sale of land adjacent to our home office not contributed to the Home Office Land Joint Venture. During the first half of 2015, the net gain from the sale of operating assets related to the sale of a former furniture store location and payments received from landlords to terminate two leases prior to the original expiration date.

Operating Income/(Loss)
For the second quarter of 2016, we reported operating income of $76 million compared to an operating loss of $9 million in the second quarter of 2015. For the six months ended July 30, 2016, we reported operating income of $98 million compared to an operating loss of $55 million in the prior year corresponding period, reflecting better operating performance achieved by the Company.

(Gain)/Loss on Extinguishment of Debt
During the first quarter of 2016, we repurchased and retired $60 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $4 million.

During the second quarter of 2016, we completed the refinancing of our 2013 Term Loan Facility with the amended and restated 2016 Term Loan Facility and the issuance of $500 million of 5.875% Senior Secured Notes due 2023, resulting in a loss on extinguishment of debt of $34 million.

Net Interest Expense
Net interest expense for the second quarters of 2016 and 2015 was $93 million and $103 million, respectively. For the six months ended July 30, 2016, net interest expense was $188 million compared to $201 million in the prior year corresponding period. The reduction in net interest expense is due to lower debt levels in 2016 compared to 2015.
Income Taxes
The net tax expense of $5 million for the three months ended July 30, 2016 consisted of state and foreign tax expenses of $4 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and $2 million of expense relating to other comprehensive income, offset by a $2 million benefit for state audit settlements.

The net tax expense of $4 million for the six months ended July 30, 2016 consisted of state and foreign tax expenses of $7 million and $3 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by net tax benefits of $4 million to adjust the valuation allowance and $2 million for state audit settlements.
As of July 30, 2016, we have approximately $2.6 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $62 million of tax credit carryforwards that expire at various dates through 2035. For these NOL and tax credit carryforwards a net deferred tax asset of $78 million has been recorded, net of a valuation allowance of $818 million. A valuation allowance of $239 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring

NOL and tax credit carryforwards. Accordingly, in the second quarter and first six months of 2016, the valuation allowance was increased by $19 million and $32 million, respectively, to offset the net deferred tax assets created in those periods relating primarily to the increase in NOL carryforwards.
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

EBITDA and Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA, which are non-GAAP financial measures:

	Three Months Ended			Six Months Ended
($ in millions)	July 30, 2016	August 1, 2015	(1)	July 30, 2016	August 1, 2015	(1)
Net income/(loss)	$(56)	$(117)		$(124)	$(267)
Add: Net interest expense	93	103		188	201
Add: (Gain)/loss on extinguishment of debt	34	—		30	—
Total interest expense	127	103		218	201
Add: Income tax expense/(benefit)	5	5		4	11
Add: Depreciation and amortization	153	153		307	307
EBITDA (non-GAAP)	229	144		405	252
Add: Restructuring and management transition charges	9	17		15	39
Add: Primary Pension Plan expense/(income)	—	(17)		—	(38)
Less: Net gain on the sale of non-operating assets	—	(6)		(5)	(8)
Less: Proportional share of net income from joint venture	(5)	—		(29)	(22)
Adjusted EBITDA (non-GAAP)	$233	$138		$386	$223

(1)
Reflects the retrospective application of the change in our method of recognizing pension expense. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of the change and related impacts. For the three months ended August 1,

2015, the retrospective application of the change in recognizing pension expense increased EBITDA (non-GAAP) by $29 million and Adjusted EBITDA (non-GAAP) by $4 million. For the six months ended August 1, 2015, the retrospective application of the change in recognizing pension expense increased EBITDA (non-GAAP) by $58 million and Adjusted EBITDA (non-GAAP) by $7 million.

For the three months ended July 30, 2016, EBITDA was $229 million, an improvement of $85 million compared to EBITDA of $144 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, and the proportional share of net income from the Home Office Land Joint Venture, adjusted EBITDA improved $95 million to $233 million for the three months ended July 30, 2016 compared to $138 million for the prior year corresponding period.

For the six months ended July 30, 2016, EBITDA was $405 million, an improvement of $153 million compared to $252 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, and the proportional share of net income from the Home Office Land Joint Venture, adjusted EBITDA improved $163 million to $386 million for the six months ended July 30, 2016 compared to $223 million for the prior year corresponding period.

Overall, EBITDA and adjusted EBITDA improved significantly for the three and six months ended July 30, 2016 as compared to the corresponding prior year periods as we recorded positive comparable store sales, maintained our gross margin performance as a percentage of sales and effectively managed our controllable expenses.
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended			Six Months Ended
($ in millions, except per share data)	July 30, 2016	August 1, 2015	(1)	July 30, 2016	August 1, 2015	(1)
Net income/(loss)	$(56)	$(117)		$(124)	$(267)
Diluted EPS	$(0.18)	$(0.38)		$(0.40)	$(0.87)
Add: Restructuring and management transition charges (2)	9	17		15	39
Add: Primary Pension Plan expense/(income) (2)	—	(17)		—	(38)
Add: (Gain)/loss on extinguishment of debt (2)	34	—		30	—
Less: Net gain on sale of non-operating assets (2)	—	(6)		(5)	(8)
Less: Proportional share of net income from joint venture (2)	(5)	—		(29)	(22)
Less: Tax impact resulting from other comprehensive income allocation (3)	2	—		—	—
Adjusted net income/(loss) (non-GAAP)	$(16)	$(123)		$(113)	$(296)
Adjusted diluted EPS (non-GAAP)	$(0.05)	$(0.40)		$(0.37)	$(0.97)

(1)
Reflects the retrospective application of the change in our method of recognizing pension expense. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of the change and related impacts. For the three months ended August 1, 2015, the retrospective application of the change in recognizing pension expense increased Adjusted net income/(loss) (non-GAAP) by $3 million. For the six months ended August 1, 2015, the retrospective application of the change in recognizing pension expense increased Adjusted net income/(loss) (non-GAAP) by $5 million.

(2)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(3)	Represents the net tax expense that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the second quarter of 2016 with $429 million of cash and cash equivalents. As of the end of the second quarter of 2016, based on our borrowing base and amounts reserved for outstanding standby and import letters of credit, we had $1,944 million available for future borrowings under our revolving credit facility, providing a total available liquidity of $2,373 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Six Months Ended
($ in millions)	July 30, 2016	August 1, 2015
Cash and cash equivalents	$429	$973
Merchandise inventory	2,981	3,005
Property and equipment, net	4,686	4,989

Total debt(1)	4,725	5,298
Stockholders’ equity	1,197	1,660
Total capitalization	5,922	6,958
Maximum capacity under our credit agreement	2,350	1,850
Cash flow from operating activities	(208)	(184)
Free cash flow (non-GAAP)(2)	(352)	(320)
Capital expenditures(3)	160	141
Ratios:
Total debt-to-total capitalization(4)	80%	76%
Cash-to-total debt(5)	9%	18%

(1)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, note payable and any borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the second quarters of 2016 and 2015, we had accrued capital expenditures of $45 million and $40 million, respectively.

(4)	Total debt divided by total capitalization.

(5)	Cash and cash equivalents divided by total debt.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Three Months Ended		Six Months Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net cash provided by/(used in) operating activities (GAAP)	$186	$42	$(208)	$(184)
Add:
Proceeds from sale of operating assets	4	—	16	5
Less:
Capital expenditures(1)	(121)	(95)	(160)	(141)
Free cash flow (non-GAAP)	$69	$(53)	$(352)	$(320)

Net cash provided by/(used in) investing activities(2)	$(116)	$(88)	$(127)	$(123)
Net cash provided by/(used in) financing activities	$(56)	$(25)	$(136)	$(38)

(1)	As of the end of the second quarters of 2016 and 2015, we had accrued capital expenditures of $45 million and $40 million, respectively.

(2)	Net cash provided by investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flow from operating activities for the three months ended July 30, 2016 improved $144 million to an inflow of $186 million compared to an inflow of $42 million for the same period in 2015. Cash flow from operating activities for the six months ended July 30, 2016 declined $24 million to an outflow of $208 million compared to an outflow of $184 million for the same period in 2015. Our net loss of $124 million for the six months ended July 30, 2016 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, the gain on the sale of assets and stock-based compensation. The overall increase in cash used in operations was primarily due to higher incentive compensation payments that were offset by our positive operating performance and successful inventory management.
Cash flows from operating activities for the first six months of 2016 also included construction allowances from landlords of $6 million, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory decreased $24 million to $2,981 million, or 0.8%, as of the end of the second quarter of 2016 compared to $3,005 million as of the end of the second quarter last year and increased $260 million from year-end 2015. Merchandise accounts payable decreased $28 million as of the end of the second quarter of 2016 compared to the corresponding prior year period and increased $169 million from year end.
Investing Activities
Investing activities for the three months ended July 30, 2016 resulted in cash outflows of $116 million compared to outflows of $88 million for the same three month period of 2015. Investing activities through the first six months of 2016 resulted in cash outflows of $127 million compared to outflows of $123 million for the same six month period of 2015.
Cash capital expenditures were $160 million for the six months ended July 30, 2016 and were $141 million for the six months ended August 1, 2015. In addition, as of the end of the second quarters of 2016 and 2015, we had $45 million and $40 million, respectively, of accrued capital expenditures. Through the first six months of 2016, capital expenditures related primarily to the roll out of our center core concept in 350 locations, the opening of 56 Sephora inside JCPenney stores, other investments in our store environment and store facility improvements and investments in information technology in both our home office and stores. We received construction allowances from landlords of $6 million in the first six months of 2016 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are classified as operating activities and have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.

For the six months ended August 1, 2015 capital expenditures related primarily to the opening of 23 Sephora inside JCPenney stores, investments in information technology in both our home office and stores and investments in our store environment. We also received construction allowances from landlords of $4 million in the first half of 2015.
Full year 2016 capital expenditures are expected to be approximately $375 million net of construction allowances from landlords. Capital expenditures for the remainder of 2016 include accrued expenditures of $45 million at the end of the second quarter.
Financing Activities
Financing activities for the six months ended July 30, 2016 resulted in an outflow of $136 million compared to an outflow of $38 million for the same period last year.

During the first six months of 2016, we completed the refinancing of the 2013 Term Loan Facility with the amended and restated $1.688 billion 2016 Term Loan Facility and the issuance of $500 million of 5.875% Senior Secured Notes due 2023. Additionally, we repurchased and retired $60 million aggregate principal amount of our outstanding debt and repaid $19 million on our capital leases and note payable.

Free Cash Flow
Free cash flow for the three months ended July 30, 2016 increased $122 million to an inflow of $69 million compared to an outflow of $53 million in the same period last year. Free cash flow for the six months ended July 30, 2016 decreased $32 million to an outflow of $352 million compared to an outflow of $320 million in the same period last year. The year-over-year decrease was primarily due to higher incentive compensation payments that were offset by our positive operating performance and successful inventory management.
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

Credit Ratings
Our credit ratings and outlook as of August 26, 2016 were as follows:

	Corporate	Outlook
Fitch Ratings	B+	Stable
Moody’s Investors Service, Inc.	B3	Positive
Standard & Poor’s Ratings Services	B	Positive
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
There were no changes to our critical accounting policies during the six months ended July 30, 2016. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2015 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 3 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the six months ended July 30, 2016 are not necessarily indicative of the results for future quarters or the entire year.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at July 30, 2016 are similar to those disclosed in the 2015 Form 10-K.

Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the second quarter ended July 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The matters under the caption "Litigation" in Note 13 of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors
The risk factors listed below update and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
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
As part of our normal operations, we and third-party service providers with whom we contract receive and maintain information about our customers (including credit/debit card information), our employees and other third parties. Confidential data must at all times be protected against security breaches or other unauthorized disclosure. We have, and require our third-party service providers to have, administrative, physical and technical safeguards and procedures in place to protect the security, confidentiality, integrity and availability of such information and to protect such information against unauthorized access, disclosure or acquisition. Despite our safeguards and security processes and procedures, there is no assurance that all of our systems and processes, or those of our third-party service providers, are free from vulnerability to security breaches or inadvertent data disclosure or acquisition by third parties or us. Further, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement safeguards. Any failure to protect confidential data about our business or our customers, employees or other third parties could materially damage our brand and reputation as well as result in significant expenses and disruptions to our operations, and loss of customer confidence, any of which could have a material adverse impact on our business and results of operations. We could also be subject to government enforcement actions and private litigation as a result of any such failure.
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
We have implemented several applications and systems from third party vendors, providers and licensors to simplify our processes and reduce our use of customized existing legacy systems and expect to place additional applications and systems into operation in the future. Implementing new applications and systems carries substantial risk, including implementation delays, cost overruns, disruption of operations, potential loss of data or information, lower customer satisfaction resulting in lost customers or sales, inability to deliver merchandise to our stores or our customers, the potential inability to meet reporting requirements and unintentional security vulnerabilities. There can be no assurances that we will successfully launch the new applications and systems as planned, that the new applications and systems will perform as expected or that the new applications and systems will be implemented without disruptions to our operations, any of which may cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible.
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
Our senior secured real estate term loan credit facility and senior secured notes are secured by certain of our real property and substantially all of our personal property, and such property may be subject to foreclosure or other remedies in the event of our default. In addition, the real estate term loan credit facility and the indenture governing the senior secured notes contain provisions that could restrict our operations and our ability to obtain additional financing.
We are (i) party to a $1.688 billion senior secured term loan credit facility and (ii) the issuer of $500 million aggregate principal amount of senior secured notes that are secured by mortgages on certain real property of the Company, in addition to liens on substantially all personal property of the Company, subject to certain exclusions set forth in the security documents relating to the term loan credit facility and the senior secured notes. The real property subject to mortgages under the term loan credit facility and the indenture governing the senior secured notes includes our distribution centers and certain of our stores.
The credit and guaranty agreement governing the term loan credit facility and the indenture governing the senior secured notes contain operating restrictions which may impact our future alternatives by limiting, without lender consent, our ability to borrow additional funds, execute certain equity financings or enter into dispositions or other liquidity enhancing or strategic transactions regarding certain of our assets, including our real property. Our ability to obtain additional or other financing or to dispose of certain assets could also be negatively impacted because a substantial portion of our owned assets have been pledged as collateral for repayment of our indebtedness under the term loan credit facility and the senior secured notes.
If an event of default occurs and is continuing, our outstanding obligations under the term loan credit facility and the senior secured notes could be declared immediately due and payable or the lenders could foreclose on or exercise other remedies with respect to the assets securing the term loan credit facility and the senior secured notes, including our distribution centers and certain of our stores. If an event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations or refinance such indebtedness on commercially reasonable terms, or at all. The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.
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
As of July 30, 2016, we have $4.725 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged.
We are required to make quarterly repayments in a principal amount equal to $10.55 million during the seven-year term of the real estate term loan credit facility, subject to certain reductions for mandatory and optional prepayments. In addition, we are required to make prepayments of the real estate term loan credit facility with the proceeds of certain asset sales, insurance proceeds and excess cash flow, which will reduce the cash available for other purposes, including capital expenditures for store improvements, and could impact our ability to reinvest in other areas of our business.
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
We accept payments using a variety of methods, including cash, checks, credit and debit cards (including private label credit cards) and gift cards. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. The payment card industry set October 1, 2015 as the date on which liability shifted for certain debit and credit card transactions to retailers who are not able to accept EMV chip technology transactions. As a result, we bear the chargeback risk for fraudulent transactions generated through EMV chip enabled cards prior to implementation of the EMV chip technology. Further, we may experience a decrease in transaction volume if we cannot process transactions for cardholders whose issuer has migrated entirely from magnetic strip to EMV chip enabled cards. Any prolonged inability to accept EMV chip technology transactions may subject us to increased risk of liability for fraudulent transactions and may adversely affect our business and operating results.
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
The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through July 30, 2016, the Company has not had a Section 382 ownership change through July 30, 2016.
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

Item 6. Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 20, 2016	8-K	001-15274	3.1	7/21/2016
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
4.1	Indenture (including the form of Note), dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association	8-K	001-15274	4.1	6/24/2016
10.1	J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/23/2016
10.2	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan					†
10.3	Restatement Agreement, dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-15274	10.1	6/24/2016
10.4	Amended and Restated Pledge and Security Agreement, dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as collateral agent	8-K	001-15274	10.2	6/24/2016
10.5	Intercreditor and Collateral Cooperation Agreement, dated as of June 23, 2016, among Wells Fargo Bank, National Association, as representative for the ABL secured parties, Wilmington Trust, National Association, as representative for the term loan/notes secured parties, J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and the subsidiary guarantors party thereto	8-K	001-15274	10.3	6/24/2016
10.6	Pari Passu Intercreditor Agreement, dated as of June 23, 2016, among Wilmington Trust, National Association, as collateral agent, Wilmington Trust, National Association, as trustee, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-15274	10.4	6/24/2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
101.INS	XBRL Instance Document	†
101.SCH	XBRL Taxonomy Extension Schema Document	†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/Andrew S. Drexler
Andrew S. Drexler Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: August 30, 2016