Form 10-Q
period 2016-10-29
J C PENNEY CO INC
filed 2016-11-30
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 308,299,673 shares of Common Stock of 50 cents par value, as of November 25, 2016.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended October 29, 2016

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
		As Adjusted		As Adjusted
Total net sales	$2,857	$2,897	$8,586	$8,629
Cost of goods sold	1,795	1,815	5,422	5,441
Gross margin	1,062	1,082	3,164	3,188
Operating expenses/(income):
Selling, general and administrative (SG&A)	888	947	2,613	2,813
Pension	1	(17)	5	(52)
Depreciation and amortization	149	152	456	459
Real estate and other, net	(1)	2	(48)	(14)
Restructuring and management transition	2	14	17	53
Total operating expenses	1,039	1,098	3,043	3,259
Operating income/(loss)	23	(16)	121	(71)
(Gain)/loss on extinguishment of debt	—	—	30	—
Net interest expense	87	102	275	303
Income/(loss) before income taxes	(64)	(118)	(184)	(374)
Income tax expense/(benefit)	3	(3)	7	8
Net income/(loss)	$(67)	$(115)	$(191)	$(382)
Earnings/(loss) per share:
Basic	$(0.22)	$(0.38)	$(0.62)	$(1.25)
Diluted	$(0.22)	$(0.38)	$(0.62)	$(1.25)
Weighted average shares – basic	308.3	306.0	307.8	305.8
Weighted average shares – diluted	308.3	306.0	307.8	305.8
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
		As Adjusted		As Adjusted
Net income/(loss)	$(67)	$(115)	$(191)	$(382)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Prior service credit/(cost) arising during the period (1)	—	—	5	—
Reclassification for net actuarial (gain)/loss (2)	(3)	—	(5)	—
Reclassification for amortization of prior service (credit)/cost (3)	—	—	—	—
Cash flow hedges
Gain/(loss) on interest rate swaps (4)	2	(7)	(7)	(14)
Reclassification for periodic settlements (5)	2	1	6	2
Deferred tax valuation allowance	1	(4)	—	(7)
Total other comprehensive income/(loss), net of tax	2	(10)	(1)	(19)
Total comprehensive income/(loss), net of tax	$(65)	$(125)	$(192)	$(401)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

(1)	Net of $(3) million in tax in the nine months ended October 29, 2016.

(2)
Net of $1 million and $3 million in tax in the three and nine months ended October 29, 2016, respectively. Pre-tax amounts of $(4) million and $(8) million in the three and nine months ended October 29, 2016, respectively, were recognized in SG&A in the Consolidated Statements of Operations.

(3)
Pre-tax amounts of $2 million and $6 million in the three and nine months ended October 29, 2016, respectively, were recognized in Pension in the Consolidated Statements of Operations. Pre-tax amounts of $(2) million and $(6) million in the three and nine months ended October 29, 2016, respectively, were recognized in SG&A in the Consolidated Statements of Operations.

(4)
Net of $(1) million and $3 million of tax in the three and nine months ended October 29, 2016, respectively. Net of $5 million and $9 million of tax in the three and nine months ended October 31, 2015, respectively.

(5)
Net of $(1) million and $(3) million of tax in the three and nine months ended October 29, 2016, respectively, and $3 million and $9 million in pre-tax amounts for the three and nine months ended October 29, 2016, respectively, were recognized in Net interest expense in the Consolidated Statements of Operations. Net of $(1) million and $(2) million of tax in the three and nine months ended October 31, 2015, respectively, and $2 million and $4 million in pre-tax amounts for the three and nine months ended October 31, 2015, respectively, were recognized in Net interest expense in the Consolidated Statements of Operations.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	October 29, 2016	October 31, 2015	January 30, 2016
(In millions, except per share data)	(Unaudited)	(Unaudited)
		As Adjusted
Assets
Current assets:
Cash in banks and in transit	$172	$152	$119
Cash short-term investments	11	486	781
Cash and cash equivalents	183	638	900
Merchandise inventory	3,691	3,669	2,721
Deferred taxes	208	208	231
Prepaid expenses and other	254	218	166
Total current assets	4,336	4,733	4,018
Property and equipment (net of accumulated depreciation of $3,802, $3,686 and $3,757)	4,651	4,905	4,816
Prepaid pension	—	289	—
Other assets	608	623	608
Total Assets	$9,595	$10,550	$9,442
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,493	$1,453	$925
Other accounts payable and accrued expenses	1,170	1,246	1,360
Current portion of capital leases and note payable	15	26	26
Current maturities of long-term debt	263	106	101
Total current liabilities	2,941	2,831	2,412
Long-term capital leases and note payable	9	14	10
Long-term debt	4,509	5,147	4,668
Deferred taxes	406	395	425
Other liabilities	590	616	618
Total Liabilities	8,455	9,003	8,133
Stockholders’ Equity
Common stock(1)	154	153	153
Additional paid-in capital	4,676	4,639	4,654
Reinvested earnings/(accumulated deficit)	(3,198)	(2,876)	(3,007)
Accumulated other comprehensive income/(loss)	(492)	(369)	(491)
Total Stockholders’ Equity	1,140	1,547	1,309
Total Liabilities and Stockholders’ Equity	$9,595	$10,550	$9,442

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 307.8 million, 305.5 million and 306.1 million as of October 29, 2016, October 31, 2015 and January 30, 2016, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
		As Adjusted		As Adjusted
Cash flows from operating activities
Net income/(loss)	$(67)	$(115)	$(191)	$(382)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	—	(1)	(1)	3
Asset impairments and other charges	—	4	2	6
Net gain on sale of non-operating assets	—	(1)	(5)	(9)
Net gain on sale of operating assets	—	(1)	(10)	(9)
(Gain)/loss on extinguishment of debt	—	—	30	—
Depreciation and amortization	149	152	456	459
Benefit plans	(14)	(25)	(41)	(73)
Stock-based compensation	7	12	27	33
Deferred taxes	3	(8)	3	(5)
Change in cash from:
Inventory	(710)	(664)	(970)	(1,017)
Prepaid expenses and other	(19)	(22)	(87)	(33)
Merchandise accounts payable	399	331	568	456
Current income taxes	(1)	4	(5)	10
Accrued expenses and other	60	102	(177)	145
Net cash provided by/(used in) operating activities	(193)	(232)	(401)	(416)
Cash flows from investing activities
Capital expenditures	(122)	(93)	(282)	(234)
Net proceeds from sale of non-operating assets	—	—	2	13
Net proceeds from sale of operating assets	—	1	16	6
Joint venture return of investment	—	—	15	—
Net cash provided by/(used in) investing activities	(122)	(92)	(249)	(215)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	2,188	—
Proceeds from borrowings under the credit facility	259	—	259	—
Payments of borrowings under the credit facility	(97)	—	(97)	—
Payments of capital leases and note payable	(5)	(4)	(24)	(27)
Payments of long-term debt	(89)	(7)	(2,339)	(20)
Financing costs	—	—	(49)	—
Proceeds from stock options exercised	1	—	2	—
Tax withholding payments for vested restricted stock	—	—	(7)	(2)
Net cash provided by/(used in) financing activities	69	(11)	(67)	(49)
Net increase/(decrease) in cash and cash equivalents	(246)	(335)	(717)	(680)
Cash and cash equivalents at beginning of period	429	973	900	1,318
Cash and cash equivalents at end of period	$183	$638	$183	$638

Supplemental cash flow information
Income taxes received/(paid), net	$(1)	$—	$(9)	$(2)
Interest received/(paid), net	(103)	(128)	(287)	(312)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	1	(19)	33	10

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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended October 29, 2016” and “three months ended October 31, 2015” refer to the 13-week periods ended October 29, 2016 and October 31, 2015, respectively. “Nine months ended October 29, 2016” and “nine months ended October 31, 2015” refer to the 39-week periods ended October 29, 2016 and October 31, 2015, respectively. Fiscal years 2016 and 2015 contain 52 weeks.
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

This change has been reported through retrospective application of the new policy to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:

Consolidated Statements of Operations

	Three Months Ended			Nine Months Ended
	October 31, 2015			October 31, 2015
($ in millions, except per share data)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Pension	$12	$(17)	$(29)	$35	$(52)	$(87)
Income/(loss) before income taxes	(147)	(118)	29	(461)	(374)	87
Income tax expense/(benefit)	(10)	(3)	7	(19)	8	27
Net income/(loss)	$(137)	(115)	$22	$(442)	(382)	$60
Basic earnings/(loss) per common share	$(0.45)	$(0.38)	$0.07	$(1.45)	$(1.25)	$0.20
Diluted earnings/(loss) per common share	$(0.45)	$(0.38)	$0.07	$(1.45)	$(1.25)	$0.20

Consolidated Statements of Comprehensive Income/(Loss)

	Three Months Ended			Nine Months Ended
	October 31, 2015			October 31, 2015
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Net income/(loss)	$(137)	$(115)	$22	$(442)	$(382)	$60
Reclassifications for amortization of net actuarial (gain)/loss	18	—	(18)	53	—	(53)
Deferred tax valuation allowance	—	(4)	(4)	—	(7)	(7)
Total other comprehensive income/(loss), net of tax	12	(10)	(22)	41	(19)	(60)
Total comprehensive income/(loss), net of tax	$(125)	$(125)	$—	$(401)	$(401)	$—
Consolidated Balance Sheets

	October 31, 2015
($ in millions)	Previously Reported	As Adjusted	Effect of Change
Reinvested earnings/(accumulated deficit)	$(2,221)	$(2,876)	$(655)
Accumulated other comprehensive income/(loss)	(1,024)	(369)	655

Consolidated Statements of Cash Flows

	Three Months Ended			Nine Months Ended
	October 31, 2015			October 31, 2015
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income/(loss)	$(137)	$(115)	$22	$(442)	$(382)	$60
Benefit plans	4	(25)	(29)	14	(73)	(87)
Deferred taxes	$(15)	$(8)	$7	$(32)	$(5)	$27

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-15). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. Entities should apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue may be applied prospectively. We are currently evaluating the effect that adopting this new accounting guidance will have on our financial condition, results of operations or cash flows.

4. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Earnings/(loss)
Net income/(loss)	$(67)	$(115)	$(191)	$(382)
Shares
Weighted average common shares outstanding (basic shares)	308.3	306.0	307.8	305.8
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—	—
Weighted average shares assuming dilution (diluted shares)	308.3	306.0	307.8	305.8
EPS
Basic	$(0.22)	$(0.38)	$(0.62)	$(1.25)
Diluted	$(0.22)	$(0.38)	$(0.62)	$(1.25)
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Stock options, restricted stock awards and warrant	32.9	32.0	33.7	31.8

5. Long-Term Debt

($ in millions)	October 29, 2016	October 31, 2015	January 30, 2016
Issue:
5.65% Senior Notes Due 2020 (1)	$400	$400	$400
5.75% Senior Notes Due 2018 (1)	265	300	300
5.875% Senior Secured Notes Due 2023 (1)	500	—	—
6.375% Senior Notes Due 2036 (1)	388	400	400
6.9% Notes Due 2026	2	2	2
7.125% Debentures Due 2023	10	10	10
7.4% Debentures Due 2037	313	326	326
7.625% Notes Due 2097	500	500	500
7.65% Debentures Due 2016	—	78	78
7.95% Debentures Due 2017	220	220	220
8.125% Senior Notes Due 2019	400	400	400
2014 Credit Facility	162	—	—
2016 Term Loan Facility	1,677	—	—
2013 Term Loan Facility	—	2,199	2,194
2014 Term Loan	—	494	—
Total debt, excluding unamortized debt issuance costs, capital leases and note payable	4,837	5,329	4,830
Unamortized debt issuance costs	(65)	(76)	(61)
Total debt, excluding capital leases and note payable	4,772	5,253	4,769
Less: current maturities	263	106	101
Total long-term debt, excluding capital leases and note payable	$4,509	$5,147	$4,668

(1)	These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%.

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

The 2016 Term Loan Facility bears interest at a rate of LIBOR (subject to a 1% floor) plus 4.25% and matures on June 23, 2023. We are required to make quarterly repayments in a principal amount equal to $10.55 million during the seven-year term, subject to certain reductions for mandatory and optional prepayments. Proceeds from the 2016 Term Loan Facility and the Senior Secured Notes were used to repay the entire outstanding principal balance of the 2013 Term Loan Facility. The 2016 Term Loan facility and the Senior Secured Notes are guaranteed by the Company and certain subsidiaries of JCP and are secured by mortgages on certain real estate of JCP and the guarantors.
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
Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	October 29, 2016	October 31, 2015	January 30, 2016	Balance Sheet Location	October 29, 2016	October 31, 2015	January 30, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	N/A	$—	$—	$—	Other accounts payable and accrued expenses	$2	$2	$2
Interest rate swaps	N/A	—	—	—	Other liabilities	29	19	28
Total derivatives designated as hedging instruments		$—	$—	$—		$31	$21	$30

7. Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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
Cash Flow Hedges Measured on a Recurring Basis
The $31 million, $21 million and $30 million fair value of our cash flow hedges as of October 29, 2016, October 31, 2015 and January 30, 2016, respectively, are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	October 29, 2016		October 31, 2015		January 30, 2016
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, capital leases and note payable	$4,837	$4,759	$5,329	$4,947	$4,830	$4,248
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of October 29, 2016, October 31, 2015 and January 30, 2016, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments. In addition, the fair values of capital lease commitments and the note payable approximated their carrying values. These items have been excluded from the table above.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.
8. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the nine months ended October 29, 2016:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
January 30, 2016	306.1	$153	$4,654	$(3,007)	$(491)	$1,309
Net income/(loss)	—	—	—	(191)	—	(191)
Other comprehensive income/(loss)	—	—	—	—	(1)	(1)
Stock-based compensation and other	1.7	1	22	—	—	23
October 29, 2016	307.8	$154	$4,676	$(3,198)	$(492)	$1,140

Accumulated Other Comprehensive Income/(Loss)
The following table shows the changes in accumulated other comprehensive income/(loss) balances for the nine months ended October 29, 2016:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
January 30, 2016	$(423)	$(38)	$(2)	$(28)	$(491)
Other comprehensive income/(loss) before reclassifications	—	8	—	(10)	(2)
Amounts reclassified from accumulated other comprehensive income	(8)	—	—	9	1
October 29, 2016	$(431)	$(30)	$(2)	$(29)	$(492)

9. Retirement Benefit Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan) and non-contributory supplemental pension plans were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Primary Pension Plan
Service cost	$14	$17	$41	$52
Interest cost	38	49	114	147
Other cost	—	2	—	5
Expected return on plan assets	(54)	(89)	(161)	(267)
Amortization of prior service cost/(credit)	2	2	6	6
Net periodic benefit expense/(income)	$—	$(19)	$—	$(57)

Supplemental Pension Plans
Interest cost	1	2	5	5
Net periodic benefit expense/(income)	$1	$2	$5	$5

Primary and Supplemental Pension Plans Total
Service cost	$14	$17	$41	$52
Interest cost	39	51	119	152
Other cost	—	2	—	5
Expected return on plan assets	(54)	(89)	(161)	(267)
Amortization of prior service cost/(credit)	2	2	6	6
Net periodic benefit expense/(income)	$1	$(17)	$5	$(52)
Additionally, the Company had net periodic postretirement income of $6 million and $2 million, respectively, in the three months ended October 29, 2016 and October 31, 2015 and net periodic postretirement income of $14 million and $6 million, respectively, in the nine months ended October 29, 2016 and October 31, 2015. These amounts are related to the Company's noncontributory postretirement health and welfare plan and are included in SG&A expense in the unaudited Interim Consolidated Statements of Operations. The Company communicated to plan participants that the postretirement health and welfare plan will terminate by December 2016 and this resulted in a reduction of the accumulated plan benefit obligation from $8 million at January 30, 2016 to $1 million at October 29, 2016.

10. Restructuring and Management Transition
The components of Restructuring and management transition include:

•	Home office and stores -- charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition -- charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other -- charges related primarily to contract termination costs and other costs associated with our previous shops strategy and costs related to the closure of certain supply chain locations.
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended		Cumulative Amount From Program Inception Through October 29, 2016
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Home office and stores	$2	$9	$6	$38	$295
Management transition	—	3	3	10	255
Other	—	2	8	5	171
Total	$2	$14	$17	$53	$721

 Activity for the restructuring and management transition liability for the nine months ended October 29, 2016 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
January 30, 2016	$18	$10	$23	$51
Charges	6	3	8	17
Cash payments	(20)	(13)	(10)	(43)
Non-cash	1	—	—	1
October 29, 2016	$5	$—	$21	$26
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

The composition of Real estate and other, net was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net gain from sale of non-operating assets	$—	$(1)	$(5)	$(9)
Investment income from Home Office Land Joint Venture	—	(19)	(29)	(41)
Net gain from sale of operating assets	—	(1)	(10)	(9)
Other	(1)	23	(4)	45
Total expense/(income)	$(1)	$2	$(48)	$(14)

Investment Income from Joint Ventures
During the first nine months of 2016, the Company had $29 million in income related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $44 million. During the third quarter and first nine months of 2015, the Company had $19 million and $41 million, respectively, in income related to its proportional share of the net income in the Home Office Land Joint Venture and, during the first nine months of 2015, received an aggregate cash distribution of $22 million.

Other
During the third quarter of 2015, the Company accrued an additional $20 million under the settlement related to the pricing class action litigation. Pursuant to the settlement, class members will have the option of selecting a cash payment or store credit. The amount of the payment or credit will depend on the total amount of certain merchandise purchased by each class member during the class period.
12. Income Taxes
The net tax expense of $3 million for the three months ended October 29, 2016 consisted of state and foreign tax expenses of $3 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $2 million net tax benefit to adjust the valuation allowance.
The net tax expense of $7 million for the nine months ended October 29, 2016 consisted of state and foreign tax expenses of $10 million and $5 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by net tax benefits of $6 million to adjust the valuation allowance and $2 million for state audit settlements.
As of October 29, 2016, we have approximately $2.6 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $60 million of tax credit carryforwards that expire at various dates through 2035. For these NOL and tax credit carryforwards a net deferred tax asset of $86 million has been recorded, net of a valuation allowance of $845 million. A valuation allowance of $242 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the third quarter and first nine months of 2016, the valuation allowance was increased by $30 million and $62 million, respectively, to offset the net deferred tax assets created in those periods relating primarily to the increase in NOL carryforwards.
13. Litigation and Other Contingencies
Litigation
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against JCP in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to, a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs sought primarily to prevent the Company from implementing our partnership agreement with MSLO as it related to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against

MSLO, and a bench trial commenced on February 20, 2013. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories. On January 2, 2014, MSLO and Macy's announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant. On June 16, 2014, the court issued a ruling against the Company on the remaining claim of intentional interference, and held that Macy’s is not entitled to punitive damages. The court referred other issues related to damages to a Judicial Hearing Officer. On June 30, 2014, the Company appealed the court’s decision, and Macy’s cross-appealed a portion of the decision. On February 26, 2015, the appellate court affirmed the trial court's rulings concerning the claim of intentional interference and lack of punitive damages, and reinstated Macy's claims for intentional interference and unfair competition that had been dismissed during trial. On June 17, 2015, Macy’s appealed the court’s order that the Judicial Hearing Officer proceed with the damages phase of the proceedings on the tortious interference claim. On November 24, 2015, the Judicial Hearing Officer issued a recommendation on the amount of damages to be awarded to Macy’s. On June 6, 2016, the court adopted the Judicial Hearing Officer's recommendation on the amount of damages to be awarded to Macy's. Both parties have filed a notice of appeal. On November 10, 2016, the appellate court issued a ruling affirming the court's order, finding Macy’s challenge to the measure of damages to be untimely. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Class Action Securities Litigation
The Company, Myron E. Ullman, III and Kenneth H. Hannah are parties to the Marcus consolidated purported class action lawsuit in the U.S. District Court, Eastern District of Texas, Tyler Division. The Marcus consolidated complaint is purportedly brought on behalf of persons who acquired our common stock during the period from August 20, 2013 through September 26, 2013, and alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff claims that the defendants made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused our common stock to trade at artificially inflated prices.  The consolidated complaint seeks class certification, unspecified compensatory damages, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper. Defendants filed a motion to dismiss the consolidated complaint which was denied by the court on September 29, 2015. Defendants filed an answer to the consolidated complaint on November 12, 2015. Plaintiff filed a motion for class certification on January 25, 2016, and defendants submitted a response to the motion on April 15, 2016. On August 29, 2016, a magistrate judge issued a report and recommendation that the motion for class certification be granted. Defendants have filed objections to the report and recommendation.

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

Employment Class Action Litigation
JCP is a defendant in a class action proceeding entitled Tschudy v. JCPenney Corporation filed on April 15, 2011 in the U.S. District Court, Southern District of California. The lawsuit alleges that JCP violated the California Labor Code in connection with the alleged forfeiture of accrued and vested vacation time under its “My Time Off” policy. The class consists of all JCP employees who worked in California from April 5, 2007 to the present. Plaintiffs amended the complaint to assert additional claims under the Illinois Wage Payment and Collection Act on behalf of all JCP employees who worked in Illinois from January 1, 2004 to the present. After the court granted JCP’s motion to transfer the Illinois claims, those claims are now pending in a separate action in the U.S. District Court, Northern District of Illinois, entitled Garcia v. JCPenney Corporation. The lawsuits seek compensatory damages, penalties, interest, disgorgement, declaratory and injunctive relief, and attorney’s fees and costs. Plaintiffs in both lawsuits filed motions, which the Company opposed, to certify these actions on behalf of all employees in California and Illinois based on the specific claims at issue. On December 17, 2014, the California court granted plaintiffs’ motion for class certification. Pursuant to a motion by the Company, the California court decertified the class on December 9, 2015. On March 30, 2016, the California court granted JCP’s motion for summary judgment. On April 26, 2016, the California plaintiffs filed a notice of appeal. On May 4, 2016, the California court entered judgment for JCP on all plaintiffs’ claims. The Illinois court denied without prejudice plaintiffs' motion for class certification pending the filing of an amended complaint. Plaintiffs filed their amended complaint in the Illinois lawsuit on April 14, 2015 and the Company has answered. On July 2, 2015, the Illinois plaintiffs renewed their motion for class certification, which the Illinois court granted on March 8, 2016. The parties have reached a settlement agreement, subject to court approval, to resolve the California and Illinois actions for a combined total of $6.75 million. While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Pricing Class Action Litigation
JCP is a defendant in a class action proceeding entitled Spann v. J. C. Penney Corporation, Inc. filed on February 8, 2012 in the U.S. District Court, Central District of California. The lawsuit alleges that JCP violated California’s Unfair Competition Law and related state statutes in connection with its advertising of sale prices for private label apparel and accessories. The lawsuit seeks restitution, damages, injunctive relief, and attorney’s fees and costs. On May 18, 2015, the court granted plaintiff's request for certification of a class consisting of all people who, between November 5, 2010 and January 31, 2012, made purchases in California of JCP private or exclusive label apparel or accessories advertised at a discount of at least 30% off the stated original or regular price (excluding those who only received such discount by using coupon(s)), and who have not received a refund or credit for their purchases. The parties reached a settlement agreement, and in accordance with the terms of the settlement, we have established a $50 million reserve to settle class members' claims. The court granted final approval of the settlement on September 30, 2016.

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
Contingencies
As of October 29, 2016, we estimated our total potential environmental liabilities to range from $20 million to $26 million and recorded our best estimate of $24 million in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Product differentiation, affordable style and quality and enhanced profitability are critical to the success of our private brands. With our team of designers and our proprietary designs, we believe we can differentiate our private and exclusive brands from our competitors and the overall marketplace. Through our private brand selection, we believe we can provide value to our customers by offering products with style and quality at an attractive price point. Lastly, with our global sourcing infrastructure, we believe we are uniquely positioned to enhance our merchandise margins by managing product development costs and maintaining flexibility with our price offerings. During the third quarters of both 2016 and 2015, private brand merchandise comprised 44% of total merchandise sales. For the first nine months of 2016, private brand merchandise comprised 45% of total merchandise sales as compared to 44% in the corresponding prior year period. During the third quarters of 2016 and 2015, exclusive brand merchandise comprised 8% and 9%, respectively, of total merchandise sales. For the first nine months of 2016 and 2015, exclusive brand merchandise comprised 8% and 10%, respectively, of total merchandise sales.

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

Our final strategic priority is revenue per customer. For 2016, we are focused on the following initiatives to increase the frequency of customer visits and the amount they spend on every transaction. First, we plan to accelerate our growth of Sephora inside JCPenney locations. During the first nine months of 2016, we opened 60 additional Sephora locations, bringing our total number of locations to 578, and we launched several new brands in our Sephora shops. Second, we continue to enhance our salon environment through our rebranding initiative in partnership with InStyle magazine. Third, we have redesigned the center core area, which includes fashion and fine jewelry, handbags, footwear, sunglasses, and accessories, in approximately 350 of our stores this year. Fourth is our new home initiative. With the current trend of consumer investment in new and existing homes, we believe there is an opportunity for us to add to our offerings a compelling assortment within major appliances, window treatments, furniture and flooring. We have expanded our major appliance initiatives to over 500 stores and online at jcpenney.com this year, and continue to enhance our window coverings presentation and test new initiatives with Ashley Furniture and Empire Today.

Third Quarter Highlights

▪	Sales were $2,857 million with a comparable store sales decrease of 0.8%.

▪	Gross margin as a percentage of sales decreased to 37.2% compared to 37.3% in the same period last year.

▪
Selling, general and administrative (SG&A) expenses decreased $59 million, or 6.2%, for the third quarter of 2016 as compared to the same period last year. These savings were primarily driven by lower corporate overhead, incentive compensation and store controllable costs.

▪
Our net loss was $67 million, or $0.22 per share, compared to a net loss of $115 million, or $0.38 per share, for the corresponding prior year quarter. Results for this quarter included $2 million, or $0.01 per share, of restructuring and management transition charges which are not directly related to our ongoing core business operations.

▪	Earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (EBITDA) (non-GAAP) was $172 million, a $36 million improvement from the same period last year.

▪	Moody's Investors Service upgraded our corporate credit rating in September 2016 to B1 from B3.

▪	We completed our roll out of over 500 new appliance showrooms.

Results of Operations

	Three Months Ended			Nine Months Ended
($ in millions, except EPS)	October 29, 2016	October 31, 2015	(1)	October 29, 2016	October 31, 2015	(1)
Total net sales	$2,857	$2,897		$8,586	$8,629
Percent increase/(decrease) from prior year	(1.4)%	4.8%		(0.5)%	3.2%
Comparable store sales increase/(decrease)(2)	(0.8)%	6.4%		0.3%	4.6%
Gross margin	1,062	1,082		3,164	3,188
Operating expenses/(income):
Selling, general and administrative	888	947		2,613	2,813
Primary pension plan	—	(19)		—	(57)
Supplemental pension plans	1	2		5	5
Total pension	1	(17)		5	(52)
Depreciation and amortization	149	152		456	459
Real estate and other, net	(1)	2		(48)	(14)
Restructuring and management transition	2	14		17	53
Total operating expenses	1,039	1,098		3,043	3,259
Operating income/(loss)	23	(16)		121	(71)
(Gain)/loss on extinguishment of debt	—	—		30	—
Net interest expense	87	102		275	303
Income/(loss) before income taxes	(64)	(118)		(184)	(374)
Income tax expense/(benefit)	3	(3)		7	8
Net income/(loss)	$(67)	$(115)		$(191)	$(382)
EBITDA (non-GAAP) (3)	$172	$136		$577	$388
Adjusted EBITDA (non-GAAP) (3)	$174	$111		$560	$334
Adjusted net income/(loss) (non-GAAP) (3)	$(65)	$(140)		$(178)	$(436)
Diluted EPS	$(0.22)	$(0.38)		$(0.62)	$(1.25)
Adjusted diluted EPS (non-GAAP) (3)	$(0.21)	$(0.46)		$(0.58)	$(1.43)
Ratios as a percent of sales:
Gross margin	37.2%	37.3%		36.9%	36.9%
SG&A	31.1%	32.7%		30.4%	32.6%
Total operating expenses	36.4%	37.9%		35.4%	37.8%
Operating income/(loss)	0.8%	(0.6)%		1.4%	(0.8)%

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

Total Net Sales

	Three Months Ended		Nine Months Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Total net sales	$2,857	$2,897	$8,586	$8,629
Sales percent increase/(decrease):
Total net sales	(1.4)%	4.8%	(0.5)%	3.2%
Comparable store sales	(0.8)%	6.4%	0.3%	4.6%

Total net sales decreased $40 million in the third quarter of 2016 compared to the third quarter of 2015. For the first nine months of 2016, total net sales decreased $43 million from the same period last year.

The following table provides the components of the net sales increase/(decrease):

	Three Months Ended	Nine Months Ended
($ in millions)	October 29, 2016	October 29, 2016
Comparable store sales increase/(decrease)	$(23)	$29
Closed stores, net	(13)	(67)
Other revenues and sales adjustments	(4)	(5)
Total net sales increase/(decrease)	$(40)	$(43)
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

For the three months ended October 29, 2016, comparable store sales decreased 0.8%, while total net sales decreased 1.4% to $2,857 million compared with $2,897 million for the three months ended October 31, 2015. For the nine months ended October 29, 2016, comparable store sales increased 0.3%, while total net sales decreased 0.5% to $8,586 million compared with $8,629 million for the nine months ended October 31, 2015.

For the third quarter of 2016, average unit retail increased while conversion rate, units per transaction and transaction counts all decreased as compared to the prior year. For the first nine months of 2016, conversion rate and units per transaction increased while transaction counts and average unit retail decreased as compared to the prior year.

For the third quarter of 2016, Sephora, Home and Fine Jewelry were our top-performing merchandise divisions all experiencing sales gains on a comparable store basis. For the first nine months of 2016, our top-performing merchandise divisions were Sephora, Home, Footwear and Handbags and Men's. Geographically, the Pacific and Northwest were the best performing regions of the country during the third quarter of 2016. The Pacific, Northeast and Northwest regions performed the best during the first nine months of 2016.
Store Count
The following table compares the number of stores for the three and nine months ended October 29, 2016 and October 31, 2015:

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
JCPenney department stores
Beginning of period	1,014	1,023	1,021	1,062
Stores opened	1	—	1	—
Closed stores	(1)	(2)	(8)	(41)
End of period(1)	1,014	1,021	1,014	1,021

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 104 million square feet as of October 29, 2016 and 105 million square feet as of October 31, 2015.

Gross Margin
Gross margin for the three months ended October 29, 2016 was $1,062 million, a decrease of $20 million compared to $1,082 million for the three months ended October 31, 2015. Gross margin as a percentage of sales for the three months ended October 29, 2016 was 37.2% compared to 37.3% for the three months ended October 31, 2015. The slight decline in the gross margin rate was primarily due to lower Internet and major appliance selling margins and higher clearance markdowns.

Gross margin for the nine months ended October 29, 2016 was $3,164 million, a decrease of $24 million compared to $3,188 million for the nine months ended October 31, 2015. Gross margin as a percentage of sales was 36.9% for both the nine months ended October 29, 2016 and October 31, 2015.

SG&A Expenses
For the three months ended October 29, 2016, SG&A expenses were $59 million lower than the corresponding period of 2015. As a percent of sales, SG&A expenses decreased to 31.1% compared to 32.7% in the third quarter of 2015. Through the first nine months of 2016, SG&A expenses were $200 million lower than the corresponding period of 2015. Through the first nine months of 2016, as a percent of sales, SG&A expenses decreased to 30.4% compared to 32.6% in the corresponding period of 2015, reflecting effective management of SG&A expenses. The net decrease in SG&A expenses for the third quarter and first nine months of 2016 as compared to the corresponding prior year periods was primarily driven by lower store controllable costs and corporate overhead, reduced incentive compensation, more efficient advertising spend and improved private label credit card income.

Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. The income we earn under our agreement with Synchrony is included as an offset to SG&A expenses. For the third quarters of 2016 and 2015, we recognized income of $81 million and $75 million, respectively, pursuant to our private label credit card program. Through the first nine months of 2016 and 2015, we recognized income of $235 million and $216 million, respectively.

Pension Expense
Pension expense/(income) provided below reflects the retrospective application of the change in our method of recognizing pension expense. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of this change and related impacts.

	Three Months Ended		Nine Months Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Primary Pension Plan	$—	$(19)	$—	$(57)
Supplemental pension plans	1	2	5	5
Total pension expense	$1	$(17)	$5	$(52)
Total pension expense, which consists of expense/(income) from our Primary Pension Plan and our supplemental pension plans, is based on our 2015 year-end measurement of pension plan assets and benefit obligations. For the third quarter of 2016, our Primary Pension Plan had income of $0 million compared to income of $19 million in the third quarter of 2015. For the first nine months of 2016, our Primary Pension Plan had income of $0 million compared to income of $57 million in the prior year corresponding period. The year-over-year decrease in income for our Primary Pension Plan was primarily driven by the lower expected return on assets estimated to cover the pension costs to be incurred.
Depreciation and Amortization Expense
Depreciation and amortization expense was $149 million and $152 million for the three months ended October 29, 2016 and October 31, 2015, respectively, and $456 million and $459 million for the nine months ended October 29, 2016 and October 31, 2015, respectively.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Home office and stores	$2	$9	$6	$38
Management transition	—	3	3	10
Other	—	2	8	5
Total	$2	$14	$17	$53

During the nine months ended October 29, 2016 and October 31, 2015, we recorded $6 million and $38 million, respectively, of costs to reduce our store and home office expenses. Costs during the first nine months of 2016 primarily include employee termination benefits in connection with the elimination of positions in our home office. During the first nine months of 2015, we incurred charges of $24 million related to employee termination benefits and lease termination costs associated with the closure of 41 stores. Additionally, during the first nine months of 2015, we incurred $14 million related to employee termination benefits in connection with the elimination of approximately 300 positions in our home office.

We also implemented changes within our management leadership team during the nine months ended October 29, 2016 and October 31, 2015 that resulted in management transition costs of $3 million and $10 million, respectively, for both incoming and outgoing members of management.

Other miscellaneous restructuring charges of $8 million and $5 million, primarily related to contract termination and other costs associated with our previous shops strategy and costs related to the closure of certain supply chain locations, were recorded during the nine months ended October 29, 2016 and October 31, 2015, respectively.

Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into a joint venture in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas (the Home Office Land Joint Venture). The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net.

The composition of Real estate and other, net was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net gain from sale of non-operating assets	$—	$(1)	$(5)	$(9)
Investment income from Home Office Land Joint Venture	—	(19)	(29)	(41)
Net gain from sale of operating assets	—	(1)	(10)	(9)
Other	(1)	23	(4)	45
Total expense/(income)	$(1)	$2	$(48)	$(14)

During the first nine months of 2016 and 2015, we sold non-operating assets for a net gain of $5 million and $9 million, respectively. Investment income from the Home Office Land Joint Venture represents our proportional share of net income from the joint venture.

During the first nine months of 2016, the net gain from the sale of operating assets related primarily to the sale of land adjacent to our home office not contributed to the Home Office Land Joint Venture. During the first nine months of 2015, the net gain from the sale of operating assets related primarily to the sale of a former furniture store location and payments received from landlords to terminate two leases prior to the original expiration date.

During the third quarter of 2015, the Company accrued an additional $20 million under the settlement related to the pricing class action litigation. Pursuant to the settlement, class members will have the option of selecting a cash payment or store credit. The amount of the payment or credit will depend on the total amount of certain merchandise purchased by each class member during the class period.

Operating Income/(Loss)
For the third quarter of 2016, we reported operating income of $23 million compared to an operating loss of $16 million in the third quarter of 2015. For the nine months ended October 29, 2016, we reported operating income of $121 million compared to an operating loss of $71 million in the prior year corresponding period, reflecting better operating performance achieved by the Company.

(Gain)/Loss on Extinguishment of Debt
During the first quarter of 2016, we repurchased and retired $60 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $4 million.

During the second quarter of 2016, we completed the refinancing of our $2.25 billion five-year senior secured term loan facility entered into in 2013 (2013 Term Loan Facility) with an amended and restated $1.688 billion seven-year senior secured term loan credit facility (2016 Term Loan Facility) and the issuance of $500 million aggregate principal amount of 5.875% Senior Secured Notes due 2023, resulting in a loss on extinguishment of debt of $34 million.

Net Interest Expense
Net interest expense for the third quarters of 2016 and 2015 was $87 million and $102 million, respectively. For the nine months ended October 29, 2016, net interest expense was $275 million compared to $303 million in the prior year corresponding period. The reduction in net interest expense is due to lower debt levels in 2016 compared to 2015.
Income Taxes
The net tax expense of $3 million for the three months ended October 29, 2016 consisted of state and foreign tax expenses of $3 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $2 million net tax benefit to adjust the valuation allowance.

The net tax expense of $7 million for the nine months ended October 29, 2016 consisted of state and foreign tax expenses of $10 million and $5 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by net tax benefits of $6 million to adjust the valuation allowance and $2 million for state audit settlements.
As of October 29, 2016, we have approximately $2.6 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $60 million of tax credit carryforwards that expire at various dates through 2035. For these NOL and tax credit carryforwards a net deferred tax asset of $86 million has been recorded, net of a valuation allowance of $845 million. A valuation allowance of $242 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the third quarter and first nine months of 2016, the valuation allowance was increased by $30 million and $62 million, respectively, to offset the net deferred tax assets created in those periods relating primarily to the increase in NOL carryforwards.
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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, the impact of our Primary Pension Plan, the (gain)/loss on extinguishment of debt, the net gain on the sale of non-operating assets and the proportional share of net income from our Home Office Land Joint Venture. Unlike other operating expenses, restructuring and management transition charges, the (gain)/loss on extinguishment of debt, the net gain on the sale of non-operating assets and the proportional share of net income from our Home Office Land Joint Venture are not directly related to our ongoing core business operations, which consist of selling merchandise and services to consumers through our department stores and our website at jcpenney.com. Primary Pension Plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense/(income) in its entirety as we view all components of net periodic benefit expense/(income) as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, Primary Pension Plan expense/(income), the (gain)/loss on extinguishment of debt, the net gain on the sale of non-operating assets and the proportional share of net income from the Home Office Land Joint Venture on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

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

EBITDA and Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA, which are non-GAAP financial measures:

	Three Months Ended			Nine Months Ended
($ in millions)	October 29, 2016	October 31, 2015	(1)	October 29, 2016	October 31, 2015	(1)
Net income/(loss)	$(67)	$(115)		$(191)	$(382)
Add: Net interest expense	87	102		275	303
Add: (Gain)/loss on extinguishment of debt	—	—		30	—
Total interest expense	87	102		305	303
Add: Income tax expense/(benefit)	3	(3)		7	8
Add: Depreciation and amortization	149	152		456	459
EBITDA (non-GAAP)	172	136		577	388
Add: Restructuring and management transition charges	2	14		17	53
Add: Primary Pension Plan expense/(income)	—	(19)		—	(57)
Less: Net gain on the sale of non-operating assets	—	(1)		(5)	(9)
Less: Proportional share of net income from joint venture	—	(19)		(29)	(41)
Adjusted EBITDA (non-GAAP)	$174	$111		$560	$334

(1)
Reflects the retrospective application of the change in our method of recognizing pension expense. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of the change and related impacts. For the three months ended October 31, 2015, the retrospective application of the change in recognizing pension expense increased EBITDA (non-GAAP) by $29 million and Adjusted EBITDA (non-GAAP) by $3 million. For the nine months ended October 31, 2015, the retrospective application of the change in recognizing pension expense increased EBITDA (non-GAAP) by $87 million and Adjusted EBITDA (non-GAAP) by $10 million.

For the three months ended October 29, 2016, EBITDA was $172 million, an improvement of $36 million compared to EBITDA of $136 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, and the proportional share of net income from the Home Office Land Joint Venture, adjusted EBITDA improved $63 million to $174 million for the three months ended October 29, 2016 compared to $111 million for the prior year corresponding period.

For the nine months ended October 29, 2016, EBITDA was $577 million, an improvement of $189 million compared to $388 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, and the proportional share of net income from the Home Office Land Joint Venture, adjusted EBITDA improved $226 million to $560 million for the nine months ended October 29, 2016 compared to $334 million for the prior year corresponding period.

Overall, EBITDA and adjusted EBITDA improved significantly for the three months ended October 29, 2016 as compared to the corresponding prior year period as we effectively managed our gross margin performance as a percentage of sales and controllable expenses. For the nine months ended October 29, 2016, EBITDA and adjusted EBITDA improved significantly as compared to the corresponding prior year period as we recorded positive comparable store sales, maintained our gross margin performance as a percentage of sales and effectively managed our controllable expenses.

Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended			Nine Months Ended
($ in millions, except per share data)	October 29, 2016	October 31, 2015	(1)	October 29, 2016	October 31, 2015	(1)
Net income/(loss)	$(67)	$(115)		$(191)	$(382)
Diluted EPS	$(0.22)	$(0.38)		$(0.62)	$(1.25)
Add: Restructuring and management transition charges (2)	2	14		17	53
Add: Primary Pension Plan expense/(income) (2)	—	(19)		—	(57)
Add: (Gain)/loss on extinguishment of debt (2)	—	—		30	—
Less: Net gain on sale of non-operating assets (2)	—	(1)		(5)	(9)
Less: Proportional share of net income from joint venture (2)	—	(19)		(29)	(41)
Adjusted net income/(loss) (non-GAAP)	$(65)	$(140)		$(178)	$(436)
Adjusted diluted EPS (non-GAAP)	$(0.21)	$(0.46)		$(0.58)	$(1.43)

(1)
Reflects the retrospective application of the change in our method of recognizing pension expense. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of the change and related impacts. For the three months ended October 31, 2015, the retrospective application of the change in recognizing pension expense increased Adjusted net income/(loss) (non-GAAP) by $3 million. For the nine months ended October 31, 2015, the retrospective application of the change in recognizing pension expense increased Adjusted net income/(loss) (non-GAAP) by $8 million.

(2)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the third quarter of 2016 with $183 million of cash and cash equivalents. As of the end of the third quarter of 2016, based on our borrowing base, our current borrowings and amounts reserved for outstanding letters of credit, we had $1,767 million available for future borrowings under our revolving credit facility, providing total available liquidity of $1,950 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Nine Months Ended
($ in millions)	October 29, 2016	October 31, 2015
Cash and cash equivalents	$183	$638
Merchandise inventory	3,691	3,669
Property and equipment, net	4,651	4,905

Total debt(1)	4,796	5,293
Stockholders’ equity	1,140	1,547
Total capitalization	5,936	6,840
Maximum capacity under our credit agreement	2,350	1,850
Cash flow from operating activities	(401)	(416)
Free cash flow (non-GAAP)(2)	(667)	(644)
Capital expenditures(3)	282	234
Ratios:
Total debt-to-total capitalization(4)	81%	77%
Cash-to-total debt(5)	4%	12%

(1)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, note payable and any borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the third quarters of 2016 and 2015, we had accrued capital expenditures of $46 million and $21 million, respectively.

(4)	Total debt divided by total capitalization.

(5)	Cash and cash equivalents divided by total debt.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Three Months Ended		Nine Months Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net cash provided by/(used in) operating activities (GAAP)	$(193)	$(232)	$(401)	$(416)
Add:
Proceeds from sale of operating assets	—	1	16	6
Less:
Capital expenditures(1)	(122)	(93)	(282)	(234)
Free cash flow (non-GAAP)	$(315)	$(324)	$(667)	$(644)

Net cash provided by/(used in) investing activities(2)	$(122)	$(92)	$(249)	$(215)
Net cash provided by/(used in) financing activities	$69	$(11)	$(67)	$(49)

(1)	As of the end of the third quarters of 2016 and 2015, we had accrued capital expenditures of $46 million and $21 million, respectively.

(2)	Net cash provided by investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flow from operating activities for the three months ended October 29, 2016 improved $39 million to an outflow of $193 million compared to an outflow of $232 million for the same period in 2015. Cash flow from operating activities for the nine months ended October 29, 2016 improved $15 million to an outflow of $401 million compared to an outflow of $416 million for the same period in 2015. Our net loss of $191 million for the nine months ended October 29, 2016 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, the gain on the sale of assets and stock-based compensation. The overall decrease in cash used in operations for the nine month period was primarily due to our positive operating performance and successful inventory management that was offset by higher incentive compensation payments.
Cash flows from operating activities for the first nine months of 2016 also included construction allowances from landlords of $11 million, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory increased $22 million to $3,691 million, or 0.6%, as of the end of the third quarter of 2016 compared to $3,669 million as of the end of the third quarter last year and increased $970 million from year-end 2015. Merchandise accounts payable increased $40 million as of the end of the third quarter of 2016 compared to the corresponding prior year period and increased $568 million from year end.
Investing Activities
Investing activities for the three months ended October 29, 2016 resulted in cash outflows of $122 million compared to outflows of $92 million for the same three month period of 2015. Investing activities through the first nine months of 2016 resulted in cash outflows of $249 million compared to outflows of $215 million for the same nine month period of 2015.
Cash capital expenditures were $282 million for the nine months ended October 29, 2016 and were $234 million for the nine months ended October 31, 2015. In addition, as of the end of the third quarters of 2016 and 2015, we had $46 million and $21 million, respectively, of accrued capital expenditures. Through the first nine months of 2016, capital expenditures related primarily to the roll out of over 500 appliance showrooms, the roll out of our center core concept in 350 locations, the opening of 60 Sephora inside JCPenney stores, other investments in our store environment and store facility improvements and investments in information technology in both our home office and stores. We received construction allowances from landlords of $11 million in the first nine months of 2016 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are classified as operating activities and have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.
For the nine months ended October 31, 2015 capital expenditures related primarily to the opening of 28 Sephora inside JCPenney stores, investments in information technology in both our home office and stores and investments in our store environment. We also received construction allowances from landlords of $8 million in the first nine months of 2015.
Full year 2016 capital expenditures are expected to be approximately $385 million net of construction allowances from landlords. Capital expenditures for the remainder of 2016 include accrued expenditures of $46 million at the end of the third quarter.
Financing Activities
Financing activities for the three months ended October 29, 2016 resulted in an inflow of $69 million compared to an outflow of $11 million for the same period last year. Financing activities for the nine months ended October 29, 2016 resulted in an outflow of $67 million compared to an outflow of $49 million for the same period last year.

During the first nine months of 2016, we completed the refinancing of the 2013 Term Loan Facility with the amended and restated $1.688 billion 2016 Term Loan Facility and the issuance of $500 million aggregate principal amount of 5.875% Senior Secured Notes due 2023. Additionally, we repurchased and retired $60 million aggregate principal amount of our outstanding debt and repaid $24 million on our capital leases and note payable. As of the end of the third quarter of 2016, we had net borrowings of $162 million from our revolving credit facility to fund our seasonal working capital needs.

Free Cash Flow
Free cash flow for the three months ended October 29, 2016 increased $9 million to an outflow of $315 million compared to an outflow of $324 million in the same period last year. Free cash flow for the nine months ended October 29, 2016 decreased $23 million to an outflow of $667 million compared to an outflow of $644 million in the same period last year. The year-over-year decrease was primarily due to higher incentive compensation payments and capital expenditures that were offset by our positive operating performance and successful inventory management.
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

Credit Ratings
During the third quarter of 2016, Moody's Investors Service upgraded our corporate credit rating from B3 to B1 with a stable outlook.

Our credit ratings and outlook as of November 25, 2016 from various credit rating agencies were as follows:

	Corporate	Outlook
Fitch Ratings	B+	Stable
Moody’s Investors Service, Inc.	B1	Stable
Standard & Poor’s Ratings Services	B	Positive
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
There were no changes to our critical accounting policies during the nine months ended October 29, 2016. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2015 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 3 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the nine months ended October 29, 2016 are not necessarily indicative of the results for future quarters or the entire year.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at October 29, 2016 are similar to those disclosed in the 2015 Form 10-K.

Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the third quarter ended October 29, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of October 29, 2016, we have $4.796 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged.
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
The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through October 29, 2016, the Company has not had a Section 382 ownership change through October 29, 2016.
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
We believe that these NOL carryforwards are a valuable asset for us.  Consequently, we have a stockholder rights plan in place, which was approved by the Company’s stockholders, to protect our NOLs during the effective period of the rights plan.  Although the rights plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the rights plan will prevent all transfers that could result in such an “ownership change.”
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

Item 6. Exhibits
Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 20, 2016	8-K	001-15274	3.1	7/21/2016
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
10.1	Fourth Amendment to Indemnification Trust Agreement between Company, JCP and SunTrust Bank, dated as of October 5, 2016					†
10.2
Seventh Amendment dated as of August 17, 2016 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and Synchrony Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013, the Third Amendment thereto dated October 11, 2013, the Fourth Amendment thereto dated February 25, 2014, the Fifth Amendment thereto dated April 6, 2015, and the Sixth Amendment thereto dated June 26, 2015

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
Date: November 30, 2016