Form 10-K
period 2017-01-28
J C PENNEY CO INC
filed 2017-03-24
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (July 30, 2016). $2,955,141,924
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
308,619,449 shares of Common Stock of 50 cents par value, as of March 20, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2017 Proxy Statement	Part III

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

Since our founding by James Cash Penney in 1902, we have grown to be a major retailer, operating 1,013 department stores in 49 states and Puerto Rico as of January 28, 2017. Our fiscal year ends on the Saturday closest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2016 ended on January 28, 2017; fiscal year 2015 ended on January 30, 2016; and fiscal year 2014 ended on January 31, 2015. Each consisted of 52 weeks.

Our business consists of selling merchandise and services to consumers through our department stores and our website at jcpenney.com, which utilizes fully optimized applications for desktop, mobile and tablet devices. Our department stores and website generally serve the same type of customers, our website offers virtually the same mix of merchandise as our store assortment plus other extended categories that are not offered in store, and our department stores generally accept returns from sales made in stores and via our website. We fulfill online customer purchases by direct shipment to the customer from our distribution facilities and stores or from our suppliers' warehouses and by in store customer pick up. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, home furnishings and large appliances. In addition, our department stores provide our customers with services such as styling salon, optical, portrait photography and custom decorating.

Based on how we categorized our divisions in 2016, our merchandise mix of total net sales over the last three years was as follows:

	2016	2015	2014
Women’s apparel	24%	25%	26%
Men’s apparel and accessories	22%	22%	22%
Home	13%	12%	12%
Women’s accessories, including Sephora	13%	12%	11%
Children’s apparel	10%	10%	10%
Footwear and handbags	8%	8%	8%
Jewelry	6%	6%	6%
Services and other	4%	5%	5%
	100%	100%	100%

Operating Strategy

We have developed a strategic framework that focuses on the following three pillars:

•Private brands;
•Omnichannel; and
•Revenue per customer.

We believe these three pillars provide the foundation to increase loyalty with our customers and enable the organization to simplify its focus by ensuring that resources and capital investments are effectively allocated to drive these priorities.

Our first priority is private brands. To differentiate us with the consumer, we plan to leverage our sourcing and private brand infrastructure to increase our production of private brands with style, quality and value. With an established global network of sourcing offices, along with a team of in-house designers, we plan to grow private brand penetration to enhance our profitability.

Our second priority is to become a world-class omnichannel retailer. We have a rich heritage of being a catalog retailer and have much of our omnichannel infrastructure already in place. We are digitally connected with our customers via a mobile app and the Internet and have three large, strategically located dot-com distribution centers with approximately five million square feet of space for providing expanded assortment and order fulfillment. Additionally, our objective is to create a seamless connection between our digital and brick-and-mortar operations through initiatives such as a mobile app that is designed to be deeply integrated with the store experience and buy-online-pick-up-in-store same day (BOPIS).

Our final strategic priority is increasing revenue per customer. Within our new brand platform of "Get Your Penney's Worth," it is our mission to help our customer find what she loves for less time, money and effort. To accomplish this mission, we see an increased opportunity to grow shopping frequency and the amount that customers spend on every transaction. We plan to address this opportunity by enhancing our cross-merchandising appeal with initiatives to upgrade each store’s center core, to add appliances and other home categories to our merchandise assortment, and to continue the rollout of our Sephora inside JCPenney locations.

Competition and Seasonality

The business of selling merchandise and services is highly competitive. We are one of the largest department store and e-commerce retailers in the United States, and we have numerous competitors, as further described in Item 1A, Risk Factors. Many factors enter into the competition for the consumer’s patronage, including merchandise assortment, advertising, price, quality, service, location, reputation, credit availability, customer loyalty and availability of in-store services such as styling salon, optical, portrait photography and custom decorating. Our annual earnings depend to a great extent on the results of operations for the last quarter of the fiscal year, which includes the holiday season, when a significant portion of our sales and profits are recorded.

Trademarks

The JCPenney®, JCP®, Liz Claiborne®, Claiborne®, Okie Dokie®, Worthington®, a.n.a®, St. John’s Bay®, The Original Arizona Jean Company®, Ambrielle®, Decree®, Stafford®, J. Ferrar®, Xersion®, Belle + Sky®, Total Girl®, monet®, JCPenney Home®, Studio JCP Home™, Home Collection by JCPenney™, Made for Life™, Boutique+™, Stylus®, Sleep Chic®, Home Expressions® and Cooks JCPenney Home™ trademarks, as well as certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We consider our marks and the accompanying name recognition to be valuable to our business.

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

Suppliers

We have a diversified supplier base, both domestic and foreign, and are not dependent to any significant degree on any single supplier. We purchase our merchandise from approximately 2,600 domestic and foreign suppliers, many of whom have done business with us for many years. In addition to our Plano, Texas home office, we, through our purchasing subsidiary, maintained buying and quality assurance offices in 10 foreign countries as of January 28, 2017.

Employment

The Company and its consolidated subsidiaries employed approximately 106,000 full-time and part-time employees as of January 28, 2017.

Environmental Matters

Environmental protection requirements did not have a material effect upon our operations during 2016. It is possible that compliance with such requirements (including any new requirements) would lengthen lead time in expansion or renovation plans and increase construction costs, and therefore operating costs, due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As of January 28, 2017, we estimated our total potential environmental liabilities to range from $20 million to $26 million and recorded our best estimate of $24 million in Other accounts payable and accrued expenses and Other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Executive Officers of the Registrant

The following is a list, as of March 20, 2017, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP.  There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age
Marvin R. Ellison	Chairman of the Board and Chief Executive Officer	52
Edward J. Record	Executive Vice President and Chief Financial Officer	48
Michael Amend	Executive Vice President, Omnichannel	39
Brynn L. Evanson	Executive Vice President, Human Resources	47
Janet M. Link	Executive Vice President, General Counsel	47
Joseph M. McFarland	Executive Vice President, Stores	47
Therace M. Risch	Executive Vice President, Chief Information Officer	44
Michael Robbins	Executive Vice President, Supply Chain	51
John J. Tighe	Executive Vice President, Chief Merchant	48
Mary Beth West*	Executive Vice President, Chief Customer and Marketing Officer	54
Andrew S. Drexler	Senior Vice President, Chief Accounting Officer and Controller	46

* Ms. West has notified the Company that she is voluntarily terminating her employment, effective April 1, 2017.

Mr. Ellison has served as Chairman of the Board since August 2016, Chief Executive Officer since 2015, and as a director of the Company and a director of JCP since 2014. He previously served as President of the Company from 2014 to 2015. Prior to joining the Company, he served as Executive Vice President - U.S. Stores of The Home Depot, Inc. (home improvement supplies retailer) from 2008 to 2014. His prior roles with The Home Depot, Inc. included President - Northern Division from 2006 to 2008, Senior Vice President - Logistics from 2005 to 2006, Vice President - Logistics from 2004 to 2005, and Vice President - Loss Prevention from 2002 to 2004. Mr. Ellison began his career with Target Corporation (retailer) where he served in a variety of operational roles. Mr. Ellison currently serves as a director of FedEx Corporation (courier delivery services), the Retail Industry Leaders Association and the National Retail Federation.

Mr. Record has served as Executive Vice President and Chief Financial Officer of the Company and as a director of JCP since 2014. Prior to joining the Company, he served in positions of increasing responsibility with Stage Stores, Inc. (apparel retailer), including Executive Vice President and Chief Operating Officer from 2010 to 2014, Chief Financial Officer from 2007 to 2010 and Executive Vice President and Chief Administrative Officer from May 2007 to September 2007. Mr. Record also served as Senior Vice President of Finance of Kohl’s Corporation (department store retailer) from 2005 to 2007. Prior to that, he served with Belk, Inc. (department store retailer) as Senior Vice President of Finance and Controller from April 2005 to October 2005 and Senior Vice President and Controller from 2002 to 2005.

Mr. Amend has served as Executive Vice President, Omnichannel since 2015. Prior to joining the Company, he served as Vice President of Online, Mobile and Omnichannel at The Home Depot, Inc. (home improvement supplies retailer) from 2011 to 2015. Mr. Amend also served as Chief Technology Officer of Online at Dell, Inc. (computer technology company) from 2008 to 2011 and as Deputy Chief Technology Officer at BEA Systems, Inc. (enterprise infrastructure software developer) from 2003 to 2008.
Ms. Evanson has served as Executive Vice President, Human Resources since 2013. Prior to that she served as Vice President, Compensation, Benefits and Talent Operations from 2010 to 2013 and Director of Compensation from 2009 to 2010. Prior to joining the Company, she worked at the Dayton Hudson Corporation (retailer) from 1991 to 2009 (renamed Target Corporation in 2000). Ms. Evanson began her career with Marshall Field’s (department store retailer) where she advanced through positions in stores, finance, human resources and merchandising and moved to the Target stores division in 2000, ultimately serving as Director of Executive Compensation and Retirement Plans.
Ms. Link has served as Executive Vice President, General Counsel since 2015. Prior to that, she served as interim General Counsel from March 2015 to May 2015 and as Vice President, Deputy General Counsel from 2014 to 2015. Prior to joining the Company, she served as Vice President, Deputy General Counsel of CC Media Holdings, Inc. (now known as iHeart Media Holdings, Inc.) (mass media company) and Clear Channel Outdoor Holdings, Inc. (outdoor advertising) from 2013 to 2014 and as Vice President, Associate General Counsel - Litigation from 2010 to 2013. She also served as Interim General Counsel of Clear Channel Outdoor - Americas (outdoor advertising) from 2010 to 2011. Ms. Link was a partner with Latham & Watkins LLP (law firm) from 2005 to 2010 where she was the Vice-Chair of the Global Litigation Department.
Mr. McFarland has served as Executive Vice President, Stores since January 2016. From 2007 to 2015, he served as President, Northern and Western Divisions of The Home Depot, Inc. (home improvement supplies retailer), with which he served in positions of increasing responsibility since 1993.

Ms. Risch has served as Executive Vice President and Chief Information Officer since 2015. Prior to joining the Company, she served as Executive Vice President and Chief Information Officer of Country Financial (insurance and investment services) from 2014 to 2015. Prior to that, Ms. Risch spent 10 years at Target Corporation (retailer) in a variety of technology roles of increasing responsibility, including Vice President of Technology Delivery Services from 2012 to 2014 and Vice President, Business Technology Team from 2009 to 2012.

Mr. Robbins has served as Executive Vice President, Supply Chain since January 2016. Prior to that, he served as Senior Vice President, Supply Chain from August 2015 to January 2016. From 2012 to 2015, Mr. Robbins served as Senior Vice President, Global Supply Chain at Target Corporation (retailer), with which he served in positions of increasing responsibility since 2001, including Senior Vice President of Distribution Operations from 2010 to 2012, Vice President of Pharmacy from 2008 to 2010 and Regional Vice President of West Coast Distribution from 2006 to 2008.

Mr. Tighe has served as Executive Vice President, Chief Merchant since 2015. Prior to that, he served as Senior Vice President and Senior General Merchandise Manager, Men’s Apparel, from 2012 to 2015, Senior Vice President and General Merchandise Manager, Home, from 2010 to 2012, Senior Vice President, jcp.com, from 2009 to 2010, Divisional Vice President, Junior’s Sportswear, Missy Casual and Special Sizes, from 2004 to 2009, and Buyer, Jr. Denim, from 2002 to 2004. Prior to joining the Company, Mr. Tighe served in a variety of merchandising roles for May Department Stores.

Ms. West has served as Executive Vice President, Chief Customer and Marketing Officer of the Company since 2015 and as a director of JCP since August 2016. She previously served as director of the Company from 2005 to 2015. Prior to joining the Company, she served as Executive Vice President and Chief Category and Marketing Officer of Mondelez International, Inc. (branded foods and beverages) from 2012 to 2015. Ms. West also served in positions of increasing importance at Kraft Foods, Inc. from 1986 to 2012, including Executive Vice President and Chief Category and Marketing Officer from 2010 to 2012, Executive Vice President and Chief Marketing Officer from 2007 to 2010, Group Vice President and President, Kraft Foods North American Beverage Sector from 2006 to 2007, Group Vice President and President, Kraft Foods North America Grocery Segment from 2004 to 2006, Senior Vice President and General Manager, Meals Division from 2001 to 2004, and Vice President, New Meals Division from 1999 to 2001. Ms. West currently serves as a Director of Hasbro, Inc. (toy and board game company).

Mr. Drexler has served as Senior Vice President, Chief Accounting Officer and Controller since 2015. Prior to joining the Company, he served as Senior Vice President and Chief Financial Officer of Giant Eagle, Inc. (grocery retailer) from 2014 to

2015. He also served as Senior Vice President, Finance, and Corporate Controller for GNC Holdings, Inc. (health and nutrition retailer) from 2011 to 2014. Prior to that, Mr. Drexler spent 11 years at Wal-Mart Stores, Inc. in roles of increasing responsibility, including Vice President of Finance for the information systems division from 2010 to 2011. Earlier in his career, he held a variety of roles with PricewaterhouseCoopers, LLP (accounting firm). Mr. Drexler is a certified public accountant.
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

Our ability to sustain profitable growth is subject to both the risks affecting our business generally and the inherent difficulties associated with implementing our strategic plan.

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

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, employees, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, large appliance retailers, specialty retailers, wholesale clubs, direct-to-consumer businesses, including those on the Internet, and other forms of retail commerce. Some competitors are larger than JCPenney, and/or have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting, selling their products, updating their store environment and updating their technology. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation, credit availability, customer loyalty and availability of in-store services, such as styling salon, optical, portrait photography and custom decorating. We have experienced, and anticipate that we will continue to experience for at least the foreseeable future, significant competition from our competitors. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, customer loyalty programs, availability of in-store services, new store openings, store renovations, launches of Internet websites or mobile platforms, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

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

We may also seek to expand into new lines of business from time to time, such as offering large appliances for sale and offering home installation services through third-party installers. There is no assurance that these efforts will be successful. Further, if we devote time and resources to new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results. We also may not be able to develop new lines of business in a manner that improves our overall business and operating results and may therefore be forced to close the new lines of business, which may damage our reputation and negatively impact our operating results.

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

Customer traffic depends upon our ability to successfully market compelling merchandise assortments, present an appealing shopping environment and experience to customers, and attract customers to our stores through omnichannel initiatives such as pickup-in-store programs. Our strategies focus on increasing customer traffic and improving conversion in our stores and online; however, there can be no assurance that our efforts will be successful or will result in increased sales. Further, costs to drive online traffic may be higher than anticipated and actions to drive online traffic may not deliver anticipated results. In addition, external events outside of our control, including store closings by our competitors, pandemics, terrorist threats, domestic conflicts and civil unrest, may influence customers' decisions to visit malls or might otherwise cause customers to avoid public places. There is no assurance that we will be able to reverse any decline in traffic or that increases in Internet sales will offset any decline in store traffic. We may need to respond to any declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers, which could adversely impact our gross margins, operating results and cash flows from operating activities. In addition, the challenge of declining store traffic along with the growth of digital shopping channels and its diversion of sales from brick-and-mortar stores could lead to store closures and/or asset impairment charges, which could adversely impact our operating results, financial position and cash flows.

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

Our results depend on the contributions of our employees, including our senior management team and other key employees. This depends to a great extent on our ability to retain, attract and motivate talented employees throughout the organization, many of whom, particularly in the stores, are in entry level or part-time positions, which have historically had high rates of turnover. We currently operate with significantly fewer individuals than we have in the past who have assumed additional duties and responsibilities, which could have an adverse impact on our operating performance and efficiency. Negative media reports regarding the Company or the retail industry in general could also have an adverse impact on our ability to attract, retain and motivate our employees. If we are unable to retain, attract and motivate talented employees with the appropriate skill sets, we may not achieve our objectives and our results of operations could be adversely impacted. Our ability to meet our changing labor needs while controlling our costs is also subject to external factors such as unemployment levels, competing wages, potential union organizing efforts and government regulation. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract employees. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role in our senior management could have a material adverse effect on our business.

If we are unable to successfully develop and maintain a relevant and reliable omnichannel experience for our customers, our sales, results of operations and reputation could be adversely affected.

One of the pillars of our strategic framework is to deliver a superior omnichannel shopping experience for our customers through the integration of our store and digital shopping channels. Omnichannel retailing is rapidly evolving and we must anticipate and meet changing customer expectations. Our omnichannel initiatives include our ship-from-store and pickup-in-store programs and expansion of our SKU count online. In addition, we continue to explore ways to enhance our customers’ omnichannel shopping experience. These initiatives involve significant investments in IT systems and significant operational changes. In addition, our competitors are also investing in omnichannel initiatives, some of which may be more successful than our initiatives. For example, online and other competitors have placed an emphasis on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. There is no assurance that we will be able to maintain an ability to be competitive on delivery times and delivery costs, which is dependent on many factors. If the implementation of our omnichannel initiatives is not successful or does not meet customer expectations, or we do not realize a return on our omnichannel investments, our reputation and operating results may be adversely affected.

Disruptions in our Internet website or mobile applications, or our inability to successfully execute our online strategies, could have an adverse impact on our sales and results of operations.

We sell merchandise over the Internet through our website, www.jcpenney.com, and through mobile applications for smart phones and tablets. Our Internet operations are subject to numerous risks, including rapid technological change and the implementation of new systems and platforms; liability for online and mobile content; violations of state or federal laws, including those relating to online and mobile privacy and intellectual property rights; credit card fraud; problems associated with the operation, security and availability of our website, mobile applications and related support systems; computer viruses; telecommunications failures; electronic break-ins and similar disruptions; and the allocation of inventory between our online operations and department stores. The failure of our website or mobile applications to perform as expected could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online. In addition, our inability to successfully develop and maintain the necessary technological interfaces for our customers to purchase merchandise through our website and mobile applications, including user friendly software applications for smart phones and tablets, could result in the loss of Internet sales and have an adverse impact on our results of operations.

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

We are in the process of insourcing certain business functions and may also need to continue to insource other aspects of our business in the future in order to effectively manage our costs and stay competitive. We may also seek from time to time to relocate certain business functions to countries other than the United States to access highly skilled labor markets and further control costs. There is no assurance that these efforts will be successful. In addition, future regulatory developments could hinder our ability to realize the anticipated benefits of these actions. These actions may also cause disruptions that negatively impact our business. If we are ultimately unable to perform insourced functions better than, or at least as well as, our current third party providers, or otherwise realize the anticipated benefits of these actions, our operating results could be adversely impacted.

Changes in our credit ratings may limit our access to capital markets and adversely affect our liquidity.

The credit rating agencies periodically review our capital structure and the quality and stability of our earnings. Any downgrades to our long-term credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings. The future availability of financing will depend on a variety of factors such as economic and market conditions, the availability of credit and our credit ratings, as well as the possibility that lenders could develop a negative perception of us. There is no assurance that we will be able to obtain additional financing on favorable terms or at all.

Our profitability depends on our ability to source merchandise and deliver it to our customers in a timely and cost-effective manner.

Our merchandise is sourced from a wide variety of suppliers, and our business depends on being able to find qualified suppliers and access products in a timely and efficient manner. Inflationary pressures on commodity prices and other input costs could increase our cost of goods, and an inability to pass such cost increases on to our customers or a change in our merchandise mix as a result of such cost increases could have an adverse impact on our profitability. Additionally, the impact of economic conditions on our suppliers cannot be predicted and our suppliers may be unable to access financing or become insolvent and thus become unable to supply us with products. Developments in tax policy, such as the disallowance of tax deductions for imported merchandise, or the imposition of tariffs on imported merchandise, could further have a material adverse effect on our results of operations and liquidity.

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

As of January 28, 2017, we have $4.836 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have a material adverse effect on our results of operations and liquidity.

We are required to make quarterly repayments in a principal amount equal to $10.55 million during the seven-year term of the real estate term loan credit facility, subject to certain reductions for mandatory and optional prepayments. In addition, we are required to make prepayments of the real estate term loan credit facility with the proceeds of certain asset sales, insurance proceeds and excess cash flow, which could reduce the cash available for other purposes, including capital expenditures for store improvements, and could impact our ability to reinvest in other areas of our business.

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

Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, congestion and labor issues at major ports, transport capacity and costs, systems issues, problems in third party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. These risks and other factors relating to foreign trade could subject us to liability or hinder our ability to access suitable merchandise on acceptable terms, which could adversely impact our results of operations. In addition, developments in tax policy, such as the disallowance of tax deductions for imported merchandise, or the imposition of tariffs on imported merchandise, could have a material adverse effect on our results of operations and liquidity.

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

Our business is subject to a wide array of laws and regulations. Government intervention and activism and/or regulatory reform may result in substantial new regulations and disclosure obligations and/or changes in the interpretation of existing laws and regulations, which may lead to additional compliance costs as well as the diversion of our management’s time and attention from strategic initiatives. If we fail to comply with applicable laws and regulations we could be subject to legal risk, including government enforcement action and class action civil litigation that could disrupt our operations and increase our costs of doing business. Changes in the regulatory environment regarding topics such as privacy and information security, tax policy, product safety, environmental protection, including regulations in response to concerns regarding climate change, collective bargaining activities, minimum wage, wage and hour, and health care mandates, among others, as well as changes to applicable accounting rules and regulations, such as changes to lease accounting standards, could also cause our compliance costs to increase and adversely affect our business, financial condition and results of operations.

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

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. The Company and certain of our former members of the Board of Directors and executives are defendants in a consolidated class action lawsuit and two related stockholder derivative actions that were filed following our announcement of an issuance of common stock on September 26, 2013. Such litigation could result in substantial costs, divert our management’s attention and resources and have an adverse effect on our business, results of operations and financial condition.

The Company’s ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.

The Company has a federal net operating loss (NOL) of $2.2 billion as of January 28, 2017. These NOL carryforwards (expiring in 2032 through 2034) are available to offset future taxable income. The Company may recognize additional NOLs in the future.

Section 382 of the Internal Revenue Code of 1986, as amended (the Code), imposes an annual limitation on the amount of taxable income that may be offset by a corporation's NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when the Company’s “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the Company by more than 50 percentage points (by value)

over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 2.04% at January 28, 2017. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through January 28, 2017, the Company has not had a Section 382 ownership change through January 28, 2017.

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

We believe that these NOL carryforwards are a valuable asset for us.  Consequently, we have a stockholder rights plan in place, which was approved by the Company’s stockholders, to protect our NOLs during the effective period of the rights plan.  On January 23, 2017, we extended the term of the rights plan for an additional three years. We expect to submit the extension of the rights plan to a vote at our annual meeting of stockholders in May 2017. If stockholders do not approve the extension of the rights plan, the rights plan will terminate. Although the rights plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the rights plan will prevent all transfers that could result in such an “ownership change”.

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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At January 28, 2017, we operated 1,013 department stores throughout the continental United States, Alaska and Puerto Rico, of which 417 were owned, including 119 stores located on ground leases. The following table lists the number of stores operating by state as of January 28, 2017:

Alabama	19	Maine	6	Oklahoma	19
Alaska	1	Maryland	17	Oregon	13
Arizona	22	Massachusetts	10	Pennsylvania	34
Arkansas	16	Michigan	41	Rhode Island	2
California	80	Minnesota	25	South Carolina	16
Colorado	21	Mississippi	15	South Dakota	7
Connecticut	8	Missouri	26	Tennessee	24
Delaware	3	Montana	7	Texas	91
Florida	55	Nebraska	11	Utah	8
Georgia	27	Nevada	7	Vermont	4
Idaho	9	New Hampshire	9	Virginia	24
Illinois	37	New Jersey	14	Washington	22
Indiana	27	New Mexico	10	West Virginia	9
Iowa	15	New York	41	Wisconsin	14
Kansas	19	North Carolina	29	Wyoming	4
Kentucky	22	North Dakota	8	Puerto Rico	7
Louisiana	16	Ohio	42
Total square feet	103.3 million

We are party to a $1.688 billion senior secured term loan credit facility and the issuer of $500 million aggregate principal amount of senior secured notes that are secured by mortgages on certain real property of the Company, in addition to liens on substantially all personal property of the Company, subject to certain exclusions set forth in the security documents relating to the term loan credit facility and the senior secured notes. The real property subject to mortgages under the term loan credit facility and the indenture governing the senior secured notes includes our distribution centers and certain of our stores.

At January 28, 2017, our supply chain network operated 13 facilities with multiple types of distribution activities, including store merchandise distribution centers (stores), regional warehouses (regional), jcpenney.com fulfillment centers (direct to customers) and furniture distribution centers (furniture) as indicated in the following table:

			Square Footage
Location	Leased/Owned	Primary Function(s)	(in thousands)
Manchester, Connecticut	Owned	stores, furniture	2,120
Lenexa, Kansas	Owned	stores, direct to customers	1,944
Columbus, Ohio	Owned	stores, direct to customers	1,941
Milwaukee, Wisconsin	Owned	stores, furniture	1,921
Atlanta, Georgia	Owned	stores, regional, direct to customers	2,026
Reno, Nevada	Owned	stores, direct to customers	1,660
Buena Park, California	Owned	stores, regional, furniture	1,017
Alliance, Texas	Owned	regional	920
Statesville, North Carolina	Owned	stores, regional	595
Lathrop, California	Leased	regional	436
Cedar Hill, Texas	Leased	stores	420
Spanish Fork, Utah	Leased	stores	400
Lakeland, Florida	Leased	stores	360
Total supply chain network			15,760

Item 3. Legal Proceedings

The matters under the caption "Litigation" in Note 20 of the Notes to Consolidated Financial Statements included in this Form 10-K are incorporated herein by reference.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 20, 2017, was 23,320.  In addition to common stock, we have authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at January 28, 2017.

The table below sets forth the quoted high and low intraday sale prices of our common stock on the NYSE for each quarterly period indicated and the quarter-end closing market price of our common stock:

Fiscal Year 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price:
High	$11.99	$9.82	$11.30	$10.74
Low	$6.88	$7.10	$8.25	$6.38
Close	$9.28	$9.66	$8.48	$6.45
Fiscal Year 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price:
High	$9.50	$9.39	$10.09	$9.34
Low	$7.01	$8.02	$7.21	$6.00
Close	$8.43	$8.24	$9.17	$7.26

Since May 2012, the Company has not paid a dividend. Under our 2016 senior secured term loan credit facility and 2014 senior secured asset-based credit facility, we are subject to restrictive covenants regarding our ability to pay cash dividends.

Additional information relating to the common stock and preferred stock is included in this Annual Report on Form 10-K in the Consolidated Statements of Stockholders’ Equity and in Note 12 to the Consolidated Financial Statements.

Issuer Purchases of Securities

No repurchases of common stock were made during the fourth quarter of 2016 and no amounts are authorized for share repurchases as of January 28, 2017.

Five-Year Total Stockholder Return Comparison

The following presentation compares our cumulative stockholder returns for the past five fiscal years with the returns of the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores over the same period. A list of these companies follows the graph below. The graph assumes $100 invested at the closing price of our common stock on the NYSE and each index as of the last trading day of our fiscal year 2011 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day of each fiscal year. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

S&P Department Stores: Macy’s, Kohl’s, Nordstrom

	2011	2012	2013	2014	2015	2016
JCPenney	$100	$47	$14	$18	$18	$16
S&P 500	100	117	141	162	160	194
S&P Department Stores	100	102	120	149	108	87

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6. Selected Financial Data

Five-Year Financial Summary

($ in millions, except per share data)	2016	2015	2014	2013		2012
Results for the year
Total net sales	$12,547	$12,625	$12,257	$11,859		$12,985
Sales percent increase/(decrease):
Total net sales	(0.6)%	3.0%	3.4%	(8.7)%	(1)	(24.8)%	(1)
Comparable store sales(2)	—%	4.5%	4.4%	(7.4)%		(25.1)%
Operating income/(loss)	395	(89)	(254)	(1,242)		(1,001)
As a percent of sales	3.1%	(0.7)%	(2.1)%	(10.5)%		(7.7)%
Net income/(loss) from continuing operations	1	(513)	(717)	(1,278)		(795)
Net income/(loss) from continuing operations before net interest expense, income tax (benefit)/expense and depreciation and amortization (EBITDA) (non-GAAP)(3)	1,004	527	377	(641)		(458)
Adjusted EBITDA (non-GAAP)(3)	1,009	715	292	(612)		(373)
Adjusted net income/(loss) from continuing operations (non-GAAP)(3)	24	(315)	(766)	(1,407)		(751)
Per common share
Earnings/(loss) per share from continuing operations, diluted	$—	$(1.68)	$(2.35)	$(5.13)		$(3.63)
Adjusted earnings/(loss) per share from continuing operations, diluted (non-GAAP)(3)	$0.08	$(1.03)	$(2.51)	$(5.64)		$(3.43)
Dividends declared(4)	—	—	—	—		0.20
Financial position and cash flow
Total assets	$9,314	$9,442	$10,309	$11,710		$9,761
Cash and cash equivalents	887	900	1,318	1,515		930
Total debt (5)	4,836	4,805	5,321	5,510		2,962
Free cash flow (non-GAAP)(3)	3	131	57	(2,746)		(906)

(1)	Includes the effect of the 53rd week in 2012. Excluding sales of $163 million for the 53rd week in 2012, total net sales decreased 7.5% and 25.7% in 2013 and 2012, respectively.

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

(3)
See Non-GAAP Financial Measures herein for additional information and reconciliation to the most directly comparable GAAP financial measure. In 2016, we revised our definitions of Adjusted EBITDA (non-GAAP), Adjusted net income/(loss) from continuing operations (non-GAAP) and Adjusted earnings/(loss) per share from continuing operations, diluted (non-GAAP) to include the mark-to-market adjustment for supplemental retirement plans and have revised the prior years' amounts accordingly.

(4)	We discontinued the quarterly $0.20 per share dividend following the May 1, 2012 payment.

(5)
Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, financing obligation, note payable and any borrowings under our revolving credit facility.

Five-Year Operations Summary

	2016	2015	2014	2013	2012
Number of department stores:
Beginning of year	1,021	1,062	1,094	1,104	1,102
Openings	1	—	1	—	9	(1)
Closings	(9)	(41)	(33)	(10)	(7)	(1)
End of year	1,013	1,021	1,062	1,094	1,104
Gross selling space (square feet in millions)	103.3	104.7	107.9	110.6	111.6
Sales per gross square foot(2)	$121	$120	$113	$107	$116
Sales per net selling square foot(2)	$166	$165	$155	$147	$161

Number of the Foundry Big and Tall Supply Co. stores(3)	—	—	—	10	10

(1)	Includes 3 relocations.

(2)
Calculation includes the sales, including commission revenue, and square footage of department stores, including selling space allocated to services and licensed departments, that were open for the full fiscal year, as well as Internet sales.

(3)	All stores opened during 2011 and closed during 2014. Gross selling space was 51 thousand square feet as of the end of 2013 and 2012.

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

The following non-GAAP financial measures are adjusted to exclude the impact of markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, the impact of our qualified defined benefit pension plan (Primary Pension Plan), the mark-to-market (MTM) adjustment for supplemental retirement plans, the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture) and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps. Unlike other operating expenses, the impact of the markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps are not directly related to our ongoing core business operations. Primary Pension Plan expense/(income) and the mark-to-market adjustment for supplemental retirement plans are determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense/(income) in its entirety as we view all components of net periodic benefit expense/(income) as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of markdowns related to the alignment of inventory with our prior strategy, restructuring and management transition charges, Primary Pension Plan expense/(income), the mark-to-market adjustment for supplemental retirement plans, the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

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

EBITDA and Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA, which are non-GAAP financial measures:

($ in millions)	2016	2015		2014		2013	2012
Net income/(loss) from continuing operations	$1	$(513)		$(717)		$(1,278)	$(795)
Add: Net interest expense	363	405		406		352	226
Add: Loss on extinguishment of debt	30	10		34		114	—
Total interest expense	393	415		440		466	226
Add: Income tax expense/(benefit)	1	9		23		(430)	(432)
Add: Depreciation and amortization	609	616		631		601	543
EBITDA (non-GAAP)	1,004	527		377		(641)	(458)
Add: Markdowns - inventory strategy alignment	—	—		—		—	155
Add: Restructuring and management transition charges	26	84		87		215	298
Add: Primary pension plan expense/(income)	1	154	(1)	(18)		(52)	(18)
Add: Mark-to-market adjustment for supplemental retirement plans (2)	11	—		12		(2)	47
Less: Net gain on the sale of non-operating assets	(5)	(9)		(25)		(132)	(397)
Less: Proportional share of net income from home office land joint venture	(28)	(41)		(53)		—	—
Less: Certain net gains	—	—		(88)	(3)	—	—
Adjusted EBITDA (non-GAAP) (2)	$1,009	$715		$292		$(612)	$(373)

(1)	Includes $52 million mark-to-market adjustment.

(2)
In 2016, we revised our definitions of Adjusted EBITDA (non-GAAP), Adjusted net income/(loss) from continuing operations (non-GAAP) and Adjusted earnings/(loss) per share from continuing operations, diluted (non-GAAP) to include the mark-to-market adjustment for supplemental retirement plans and have revised the prior years' amounts accordingly.

(3)
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

Adjusted Net Income/(Loss) and Adjusted Diluted EPS from Continuing Operations. The following table reconciles net income/(loss) and diluted EPS from continuing operations, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS from continuing operations, non-GAAP financial measures:

($ in millions, except per share data)	2016		2015		2014		2013		2012
Net income/(loss) (GAAP) from continuing operations	$1		$(513)		$(717)		$(1,278)		$(795)
Diluted EPS (GAAP) from continuing operations	$—		$(1.68)		$(2.35)		$(5.13)		$(3.63)
Add: markdowns - inventory strategy alignment	—		—		—		—		155
Add: restructuring and management transition charges	26		84		87		215		298
Add/(deduct): primary pension plan expense/(income)	1		154	(1)	(18)		(52)		(18)
Add: Mark-to-market adjustment for supplemental retirement plans (7)	11		—		12		(2)		47
Add: Loss on extinguishment of debt	30		10		34		114		—
Less: Net gain on sale or redemption of non-operating assets	(5)		(9)		(25)		(132)		(397)
Less: Proportional share of net income from home office land joint venture	(28)		(41)		(53)		—		—
Less: Certain net gains	—		—		(88)		—		—
Less: Aggregate tax impact related to the above adjustments	—	(2)	—	(2)	2	(3)	(22)	(4)	(41)	(5)
Less: Tax impact resulting from other comprehensive income allocation	(12)	(6)	—		—		(250)	(6)	—
Adjusted net income/(loss) (non-GAAP) from continuing operations (7)	$24		$(315)		$(766)		$(1,407)		$(751)
Adjusted diluted EPS (non-GAAP) from continuing operations (7)	$0.08		$(1.03)		$(2.51)		$(5.64)		$(3.43)

(1)	Includes $52 million mark-to-market adjustment.

(2)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(3)	Tax effect represents state taxes payable in separately filing states related to the sale of assets.

(4)
Tax effect for the three months ended May 4, 2013 was calculated using the Company's statutory rate of 38.82% and includes state taxes payable in separately filing states related to the sale of assets. The last nine months of 2013 reflects no tax effect due to the impact of the Company's tax valuation allowance.

(5)	Tax effect was calculated using the effective tax rate for the transactions.

(6)
Represents the tax benefits related to the allocation of tax expense to other comprehensive income items, including the amortization of actuarial losses and prior service costs related to the Primary Pension Plan and the results of our annual remeasurement of our pension plans.

(7)
In 2016, we revised our definitions of Adjusted EBITDA (non-GAAP), Adjusted net income/(loss) from continuing operations (non-GAAP) and Adjusted earnings/(loss) per share from continuing operations, diluted (non-GAAP) to include the mark-to-market adjustment for supplemental retirement plans and have revised the prior years' amounts accordingly.

Free Cash Flow
Free cash flow is a key financial measure of our ability to generate additional cash from operating our business. We define free cash flow as cash flow from operating activities, less capital expenditures and dividends paid, plus the proceeds from the sale of operating assets. Free cash flow is a relevant indicator of our ability to repay maturing debt, revise our dividend policy or fund other uses of capital that we believe will enhance stockholder value. Free cash flow is considered a non-GAAP financial measure under the rules of the SEC. Free cash flow is limited and does not represent remaining cash flow available for discretionary expenditures due to the fact that the measure does not deduct payments required for debt maturities, payments made for business acquisitions or required pension contributions, if any. Therefore, it is important to view free cash flow in addition to, rather than as a substitute for, our entire statement of cash flows and those measures prepared in accordance with GAAP.

The following table reconciles net cash provided by/(used in) operating activities, the most directly comparable GAAP measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities.

($ in millions)	2016	2015	2014	2013	2012
Net cash provided by/(used in) operating activities (GAAP)	$334	$440	$239	$(1,814)	$(10)
Less:
Capital expenditures	(427)	(320)	(252)	(951)	(810)
Dividends paid, common stock	—	—	—	—	(86)
Plus:
Proceeds from sale of operating assets	96	11	70	19	—
Free cash flow (non-GAAP)	$3	$131	$57	$(2,746)	$(906)

Net cash provided by/(used in) investing activities(1)	$(316)	$(296)	$(142)	$(789)	$(293)
Net cash provided by/(used in) financing activities	$(31)	$(562)	$(294)	$3,188	$(274)

(1)	Net cash provided by/(used in) investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.

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

Growth Initiatives

Our revenue growth strategy for 2017 will focus on the following five initiatives:

•	Beauty;

•	Home refresh;

•	Omnichannel;

•	Pricing strategy; and

•	Women's apparel business.

First, we will have a continued focus in our beauty categories of Sephora and The Salon by InStyle. In 2016, we opened 60 additional Sephora locations, bringing our total number of locations to 577, and we launched several new brands in our Sephora shops. We plan to add approximately 70 new Sephora locations, expand 32 existing locations and continue to roll out and launch new brands in 2017. With these plans every Sephora location we operate will be enhanced in 2017 either through an expansion or an updated assortment of brands. We also have rebranded our salons to The Salon by InStyle and also recently implemented new functionality to jcpenney.com and our mobile app, allowing customers to book salon services appointments easily and more conveniently. Magnifying the importance of physical stores, we see Sephora and Salon as differentiators to help drive traffic and increase the frequency of visits to our stores.

Second, our home refresh initiative continues to provide strong results. In 2016, we established appliance showrooms in over 500 stores and plan to open new appliance showrooms in approximately 100 stores in early 2017 and add new brand partners to our showrooms throughout the year. Additionally, we are conducting several tests within our Home Store focusing on home installed services including an HVAC install program through our partnership with Trane. We see our home refresh initiative as an opportunity for us to increase our revenue per customer.

Third, we remain committed to becoming a world-class omnichannel retailer. Our online business remains strong, delivering double-digit growth in 2016. We plan to continue to drive increased online revenue in 2017 by increasing our online SKU assortment, continuing to improve site functionality, enhancing ship-from-store capabilities and developing an improved mobile app.

Pricing strategy is our fourth initiative. In 2017 we have restructured the internal pricing process so that all of our pricing and promotional decisions will be made using a more data-driven approach. Once fully implemented, we expect our pricing initiatives to enhance our gross margin performance in 2017 and beyond.

Last, we plan to focus on improving our women's apparel offering. We are enhancing our partnership with Nike to create inspiring brand shops and offering an improved assortment of apparel, accessories and footwear across all divisions. In the women's area we will have Nike in all doors, an increase of over 400 stores from 2016. We are also converting all women's shoe areas to open sale fixtures this year. In addition, we are taking steps in women's apparel to simplify the floor, better balance our career and casual offerings and creating a stronger value statement with pricing. We also plan to expand our use of customer and trend data more effectively to ensure we better understand the desires of the customer in advance of the season.
Finally, we see an opportunity with the plus size community that remains underserved, and we want to become the destination for providing style, value and an appealing shopping environment. Our women's plus boutique shop Boutique+™ continues to resonate with our plus size customers and we plan to enhance this strategy for 2017 by launching swimwear and other exciting accessories.

We believe these growth initiatives will not only serve the needs of our value-oriented customer, they will differentiate us from our traditional competitors.

2016 Overview

▪	Sales were $12,547 million, a decrease of 0.6% as compared to 2015, and comparable store sales were flat for the year.

▪
Gross margin as a percentage of sales was 35.7% compared to 36.0% last year and was negatively impacted by the continued growth of our Internet business and the introduction of major appliance showrooms.

▪
Selling, general and administrative (SG&A) expenses decreased $237 million, or 6.3%, as compared to 2015. These savings were primarily driven by lower incentive compensation, store controllable costs, lower corporate overhead and more efficient advertising spend.

▪
We delivered a $514 million improvement in net income over the prior year to $1 million, or $0.00 per share, our first positive net income since 2010, compared to a net loss of $513 million, or $1.68 per share, in 2015.  Results for 2016 included the following amounts that are not directly related to our ongoing core business operations:

▪	$26 million, or $0.08 per share, of restructuring and management transition charges;

▪	$1 million, for the Primary Pension Plan expense/(income);

▪	$11 million, or $0.04 per share, for the MTM adjustment for supplemental retirement plans;

▪	$30 million, or $0.10 per share, for the loss on extinguishment of debt;

▪	$5 million, or $0.02 per share, for the net gain on the sale of non-operating assets;

▪
$28 million, or $0.09 per share, for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture); and

▪	$12 million, or $0.04 per share, for the tax impact resulting from other comprehensive income allocation.

▪
EBITDA was $1,004 million for 2016, an improvement of $477 million compared to EBITDA of $527 million in 2015. Adjusted EBITDA was $1,009 million for 2016 compared to adjusted EBITDA of $715 million in 2015.

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

▪
The Company's Board of Directors (Board) appointed Marvin R. Ellison as Chairman of the Board, effective August 1, 2016, in addition to his position of Chief Executive Officer. Mr. Ellison succeeds Myron E. Ullman, III who retired from the Company on August 1, 2016 in accordance with the transition plan previously outlined by the Company.

▪	We completed our roll out of over 500 new appliance showrooms.

▪	In December 2016, the Company sold excess land surrounding the Company's Home Office for $80 million and recognized a $62 million gain.

▪
Also in December 2016, the Company executed a sale-leaseback transaction for the Home Office that resulted in $216 million of net cash proceeds. As a result of certain terms precluding sale-leaseback accounting, the transaction was accounted for as a financing with the related property remaining on our balance sheet.

▪	Standard and Poor's Rating Services upgraded our corporate credit rating in March 2017 to B+ from B and Moody's Investors Service upgraded our corporate credit rating in September 2016 to B1 from B3.

Results of Operations

Three-Year Comparison of Operating Performance

(in millions, except per share data)	2016	2015	2014
Total net sales	$12,547	$12,625	$12,257
Percent increase/(decrease) from prior year	(0.6)%	3.0%	3.4%
Comparable store sales increase/(decrease)(1)	—%	4.5%	4.4%
Gross margin	4,476	4,551	4,261
Operating expenses/(income):
Selling, general and administrative	3,538	3,775	3,993
Pension	19	162	(48)
Depreciation and amortization	609	616	631
Real estate and other, net	(111)	3	(148)
Restructuring and management transition	26	84	87
Total operating expenses	4,081	4,640	4,515
Operating income/(loss)	395	(89)	(254)
As a percent of sales	3.1%	(0.7)%	(2.1)%
Loss on extinguishment of debt	30	10	34
Net interest expense	363	405	406
Income/(loss) before income taxes	2	(504)	(694)
Income tax (benefit)/expense	1	9	23
Net income/(loss)	$1	$(513)	$(717)
EBITDA(2)	$1,004	$527	$377
Adjusted EBITDA(2)	$1,009	$715	$292
Adjusted net income/(loss) (non-GAAP)(2)	$24	$(315)	$(766)
Diluted EPS	$—	$(1.68)	$(2.35)
Adjusted diluted EPS (non-GAAP)(2)	$0.08	$(1.03)	$(2.51)
Weighted average shares used for diluted EPS	313.0	305.9	305.2

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
2016 Compared to 2015

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

	2016	2015
Total net sales (in millions)	$12,547	$12,625
Sales percent increase/(decrease)
Total net sales	(0.6)%	3.0%
Comparable store sales(1)	—%	4.5%
Sales per gross square foot(2)	$121	$120

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

Total net sales decreased $78 million in 2016 compared to 2015. The following table provides the components of the net sales decrease:

($ in millions)	2016
Comparable store sales increase/(decrease)	$2
Sales related to new and closed stores, net	(76)
Other revenues and sales adjustments	(4)
Total net sales increase/(decrease)	$(78)
As our omnichannel strategy continues to mature, it is increasingly difficult to distinguish between a store sale and an Internet sale. Because we no longer have a clear distinction between store sales and Internet sales, we do not separately report Internet sales. Below is a list of some of our omnichannel activities:

•	Stores increase Internet sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering online.

•	Our website increases store sales as in-store customers have often pre-shopped online before shopping in the store, including verification of which stores have online merchandise in stock.

•	Most Internet purchases are easily returned in our stores.

•	JCPenney Rewards can be earned and redeemed online or in stores.

•	In-store customers can order from our website with the assistance of associates in our stores or they can shop our website from the JCPenney app while inside the store.

•	Customers who utilize our mobile application can receive mobile coupons to use when they check out both online or in our stores.

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

For 2016, conversion, units per transaction and average unit retail increased, while transaction counts decreased as compared to the prior year. On a geographic basis, all regions experienced comparable store sales decreases for 2016 compared to the prior year. During 2016, our Sephora, Home and Footwear and Handbags merchandise divisions experienced sales increases. Sephora, which reflected the addition of 60 Sephora inside JCPenney locations, experienced the highest sales increase.

During 2016, private brand merchandise comprised 44% of total merchandise sales, as compared to 44% and 42% in 2015 and 2014, respectively. During 2016, 2015 and 2014, exclusive brand merchandise comprised 8%, 8% and 11%, respectively, of total merchandise sales.

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

Gross margin decreased to 35.7% of sales in 2016, or 30 basis points, compared to 2015. On a dollar basis, gross margin decreased $75 million, or 1.6%, to $4,476 million in 2016 compared to $4,551 million in the prior year. The net 30 basis point decrease resulted primarily from the addition of lower margin appliances to our assortment and increased sales of merchandise with tighter margins.

SG&A Expenses
SG&A expenses declined $237 million to $3,538 million in 2016 compared to $3,775 million in 2015. As a percent of sales, SG&A expenses were 28.2% compared to 29.9% in the prior year. The net 170 basis point improvement was primarily driven by lower incentive compensation, store controllable costs, corporate overhead and more efficient advertising spend.

Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. The income we earn under our agreement with Synchrony is included as an offset to SG&A expenses. For 2016 and 2015, we recognized income of $347 million and $367 million, respectively, pursuant to our agreement with Synchrony.
Pension

($ in millions)	2016	2015
Primary pension plan expense/(income)	$1	$154
Supplemental pension plans expense/(income)	18	8
Total pension expense/(income)	$19	$162

Total pension expense, which consists of our Primary Pension Plan expense and our supplemental pension plans expense, decreased primarily due to the $180 million settlement charge of unrecognized actuarial losses that occurred in 2015. The settlement charge related to the total transfer of approximately $1.5 billion in Primary Pension Plan assets to settle a portion of the Primary Pension Plan obligation. Additionally, the MTM adjustment was expense of $11 million and $52 million in 2016 and 2015, respectively.

Depreciation and Amortization Expenses
Depreciation and amortization expense in 2016 decreased $7 million to $609 million, or 1.1%, compared to $616 million in 2015. This decrease is primarily a result of closing 50 store locations since the beginning of 2015.
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

The composition of real estate and other, net was as follows:

($ in millions)	2016	2015
Net gain from sale of non-operating assets	$(5)	$(9)
Investment income from Home Office Land Joint Venture	(28)	(41)
Net gain from sale of operating assets	(73)	(9)
Asset impairments	—	20
Other	(5)	42
Total expense/(income)	$(111)	$3

In 2016 and 2015, we sold several non-operating assets for a net gain of $5 million and $9 million, respectively. Investment income from the Home Office Land Joint Venture represents our proportional share of net income of the joint venture.

In 2016, the net gain from the sale of operating assets related to the sale of land surrounding our home office and the sale of excess property. In 2015, the net gain from the sale of operating assets related to the sale of a former furniture store location, payments received from landlords to terminate two leases prior to the original expiration date and the sale of excess property.

In 2015, we incurred an impairment charge related to the write-down of internal use software products.

Included in the other category in 2015 is a $50 million accrual for the proposed settlement related to a pricing class action lawsuit. Pursuant to the settlement, the Company paid $25 million in cash to certain class members and issued $25 million of store credit to the remainder of the class members.

See "Restructuring and Management Transition" below for additional impairments related to stores closed in 2015.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

($ in millions)	2016	2015
Home office and stores	$8	$42
Management transition	3	28
Other	15	14
Total	$26	$84

In 2016 and 2015, we recorded $8 million and $42 million, respectively, of costs to reduce our store and home office expenses. The costs relate to employee termination benefits, lease termination costs and impairment charges associated with the closure of 7 underperforming department stores in 2016. Additionally, the costs include employee termination benefits in connection with the elimination of approximately 300 positions in our home office in 2015.

We also implemented several changes within our management leadership team during 2016 and 2015 that resulted in management transition costs of $3 million and $28 million, respectively, for both incoming and outgoing members of management. Other miscellaneous restructuring charges of $15 million and $14 million, primarily related to contract termination and other costs associated with our previous shops strategy, were recorded during 2016 and 2015, respectively.

Operating Income/(Loss)
For 2016, we reported operating income of $395 million compared to an operating loss of $89 million in 2015, which is an improvement of $484 million.

(Gain)/Loss on Extinguishment of Debt
During the first quarter of 2016, we repurchased and retired $60 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $4 million.

During the second quarter of 2016, we completed the refinancing of the 2013 Term Loan Facility and the issuance of the Senior Secured Notes, resulting in a loss on extinguishment of debt of $34 million.

In December 2015, we prepaid and retired the outstanding $494 million principal amount of the term loan under our $2,350 million asset-based senior secured credit facility (2014 Credit Facility) and recognized a loss on extinguishment of debt of $10 million for the write off of the related unamortized debt issuance costs.

Net Interest Expense
Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents.  In 2016, Net interest expense was $363 million, a decrease of $42 million, or 10.4%, from $405 million in 2015. The reduction in net interest expense is primarily due to refinancing the 2013 Term Loan Facility.

Income Taxes
Our net deferred tax assets, which include the future tax benefits of our net operating loss carryforwards, are subject to a valuation allowance. At January 28, 2017, the federal and state valuation allowances were $765 million and $228 million, respectively. Future book pre-tax losses will require additional valuation allowances to offset the deferred tax assets created. Until such time that we achieve sufficient profitability to allow removal of most of our valuation allowance, utilization of our loss carryforwards will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.

Each period we are required to allocate our income tax expense or benefit to continuing operations and other items such as other comprehensive income and stockholder’s equity.  In accordance with these rules, when we have a loss in continuing operations and a gain in other comprehensive income, as arose in 2013, we are required to recognize a tax benefit in continuing operations up to the amount of tax expense that we are required to report in other comprehensive income.  In 2016, we experienced income in both continuing operations and other comprehensive income.  Under the allocation rules, we are only required to recognize the valuation allowance allocable to the tax benefit attributable to losses in each component of comprehensive income.  Accordingly, there is no valuation allowance offsetting a deferred tax benefit attributable to other comprehensive income included in the total valuation allowance of $993 million noted above.

For 2016, we recorded a net tax expense of $1 million. The net tax expense included $7 million related to the amortization of certain indefinite-lived intangible assets, $9 million for state and foreign jurisdictions where loss carryforwards are limited or unavailable offset by net tax benefits of $1 million to adjust the valuation allowance, $2 million for state audit settlements and $12 million related to other comprehensive income.

For 2015, we recorded a net tax expense of $9 million. The net tax expense included $7 million related to the amortization of certain indefinite-lived intangible assets, $12 million for state and foreign jurisdictions where loss carryforwards are limited or unavailable offset by net tax benefits of $2 million for state audit settlements and $8 million to adjust the valuation allowance.

Net Income/(Loss) and Adjusted Net Income/(Loss)
In 2016, we reported income of $1 million, or $0.00 per share, compared with a loss of $513 million, or $1.68 per share, last year. Excluding the impact of restructuring and management transition charges, the impact of our Primary Pension Plan expense, the mark-to-market adjustment for supplemental retirement plans, the loss on extinguishment of debt, the net gain on sale of non-operating assets, the proportional share of net income from joint venture and the tax impact resulting from other comprehensive income allocation, adjusted net income/(loss) (non-GAAP) went from a loss of $315 million, or $1.03 per share, in 2015 to income of $24 million, or $0.08 per share, in 2016.

Overall, net income/(loss) and adjusted net income/(loss) improved significantly in 2016 as compared to the corresponding prior year periods as we were able to reduce our operating costs.

EBITDA and Adjusted EBITDA (non-GAAP)
In 2016, EBITDA was $1,004 million, an improvement of $477 million from EBITDA of $527 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the mark-to-market adjustment for supplemental retirement plans, the net gain on the sale of non-operating assets and the proportional share of net income from the Home Office Land Joint Venture, adjusted EBITDA was $1,009 million, improving $294 million for 2016 compared to adjusted EBITDA of $715 million for the prior year corresponding period.

2015 Compared to 2014

Total Net Sales

	2015	2014
Total net sales (in millions)	$12,625	$12,257
Sales percent increase/(decrease)
Total net sales(1)	3.0%	3.4%
Comparable store sales(2)	4.5%	4.4%
Sales per gross square foot(3)	$120	$113

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

Pension Expense

($ in millions)	2015	2014
Primary pension plan expense/(income)	$154	$(18)
Supplemental pension plans expense/(income)	8	(30)
Total pension expense/(income)	$162	$(48)

Total pension expense, which consists of our Primary Pension Plan expense and our supplemental pension plans expense, increased primarily due to the $180 million settlement charge of unrecognized actuarial losses as a result of a total transfer of approximately $1.5 billion in Primary Pension Plan assets to settle a portion of the Primary Pension Plan obligation. The transfers included a lump-sum payment of Primary Pension Plan assets as elected by a group of plan participants and the purchase of an annuity contract from an insurance company that will pay and administer future benefits to select retirees. Additionally, the MTM adjustment was expense of $52 million and $12 million in 2015 and 2014, respectively.

Depreciation and Amortization Expense
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

Store impairments totaled $- million and $30 million in 2015 and 2014, respectively. The 2014 impairments related to 19 underperforming department stores that continued to operate. Additionally, in 2015, we incurred an impairment charge related to the write-down of internal use software products that were not implemented.

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

Operating Income/(Loss)
For 2015, we reported an operating loss of $89 million compared to an operating loss of $254 million in 2014, which was an improvement of $165 million.

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

Net Income/(Loss) and Adjusted Net Income/(Loss)
In 2015, we reported a loss of $513 million, or $1.68 per share, compared with a loss of $717 million, or $2.35 per share, in 2014. Excluding the impact of restructuring and management transition charges, the impact of our Primary Pension Plan expense, the mark-to-market adjustment for supplemental retirement plans, the loss on extinguishment of debt, the net gain on sale of non-operating assets, the proportional share of net income from joint venture and certain net gains, adjusted net income/(loss) (non-GAAP) went from a loss of $766 million, or $2.51 per share, in 2014 to a loss of $315 million, or $1.03 per share, in 2015.

Overall, net income/(loss) and adjusted net income/(loss) improved significantly in 2015 as compared to the corresponding prior year periods as we were able to improve sales, achieve higher margins and reduce our operating costs.

EBITDA and Adjusted EBITDA (non-GAAP)
In 2015, EBITDA was $527 million, an improvement of $150 million from EBITDA of $377 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture and certain net gains, adjusted EBITDA was $715 million, improving $423 million for 2015 compared to adjusted EBITDA of $292 million for the prior year corresponding period.

Financial Condition and Liquidity
Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. During 2016, we executed the following transactions:

•
Completed the refinancing of the 2013 Term Loan Facility with the amended and restated $1.688 billion 2016 Term Loan Facility and the issuance of $500 million aggregate principal amount of 5.875% Senior Secured Notes due 2023.

•	Sold excess land surrounding our home office for $80 million and recognized a $62 million gain.

•	Executed a sale-leaseback for the Home Office that resulted in $216 million of net cash proceeds.

We ended the year with $887 million of cash and cash equivalents, a decrease of $13 million from the prior year. As of the end of 2016, based on our borrowing base and amounts reserved for outstanding standby and import letters of credit, we had $1,904 million available for future borrowings under the Revolving Facility, providing a total available liquidity of $2.8 billion.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	2016	2015	2014
Cash and cash equivalents	$887	$900	$1,318
Merchandise inventory	2,854	2,721	2,652
Property and equipment, net	4,599	4,816	5,148
Total debt(1)	4,836	4,805	5,321
Stockholders’ equity	1,354	1,309	1,914
Total capital	6,190	6,114	7,235
Maximum capacity under our credit agreement	2,350	2,350	1,850
Cash flow from operating activities	334	440	239
Free cash flow (non-GAAP)(2)	3	131	57
Capital expenditures	427	320	252
Ratios:
Debt-to-total capital(3)	78.1%	78.6%	73.5%
Cash-to-debt(4)	18.3%	18.7%	24.8%

(1)
Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, financing obligation, note payable and any borrowings under our revolving credit facility.

(2)	See Item 6, Selected Financial Data, for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

(3)	Total debt divided by total capital.

(4)	Cash and cash equivalents divided by total debt.

Free Cash Flow (Non-GAAP)
During 2016, free cash flow decreased $128 million to an inflow of $3 million compared to an inflow of $131 million in 2015. Free cash flow was impacted by an increase in capital expenditures, the 2016 payment of incentive compensation incurred in 2015 and the payment of legal settlements during 2016 when compared to 2015.

Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our strategy to return to profitable growth.

In 2016, cash flow from operating activities was an inflow of $334 million, a decrease of $106 million compared to an inflow of $440 million during the same period last year. Our net income as of the end of 2016 of $1 million included significant charges and credits that did not impact operating cash flow, including depreciation and amortization, loss on extinguishment of debt, benefit plans, the sale of operating and non-operating assets and stock-based compensation. Overall, the decrease in cash from operations was driven primarily by the payment of incentive compensation and other expenses in 2016 where such incurred expenses did not accrue at the same levels as had occurred in 2015. In addition, during 2016 we received an aggregate cash distribution of $44 million from the Home Office Land Joint Venture of which $31 million was included in operating activities and $13 million was classified as investing activities as it was considered a return of investment as the aggregate cash distribution exceeded our proportional share of the cumulative earnings of the joint venture by this amount. Cash flows from operating activities also included construction allowances from landlords of $43 million, which provided additional cash that was used to fund a portion of our capital expenditures in investing activities.
Merchandise inventory increased $133 million to $2,854 million, or 4.9%, as of the end of 2016 compared to $2,721 million as of the end of last year. Inventory turns for 2016, 2015 and 2014 were 2.59, 2.65 and 2.74 respectively.  Merchandise accounts payable increased $52 million at the end of 2016 compared to 2015.

In 2015, cash flow from operating activities was an inflow of $440 million, an increase of $201 million compared to an inflow of $239 million during the prior year. Our net loss as of the end of 2015 of $513 million included significant charges and credits that did not impact operating cash flow, including depreciation and amortization, certain restructuring and management transition charges, loss on extinguishment of debt, benefit plans, the sale of operating and non-operating assets and asset impairments. Overall, the generation of cash from operations was driven primarily by the increase in sales and operating performance of the Company, including higher margins and better expense control. In addition, during 2015 we received an aggregate cash distribution of $36 million from the Home Office Land Joint Venture. Cash flows from operating activities also included construction allowances from landlords of $17 million, which provided additional cash that was used to fund a portion of our capital expenditures in investing activities.

Investing Activities
In 2016, investing activities was a cash outflow of $316 million compared to an outflow of $296 million for 2015. The increase in the cash outflow from investing activities was primarily a result of an increase in capital expenditures offset by the increase in proceeds from the sale of operating assets.
For 2016, capital expenditures were $427 million. At the end of the year, we also had an additional $33 million of accrued capital expenditures, which will be paid in subsequent periods. The capital expenditures for 2016 related primarily to the roll out of over 500 appliance showrooms, the roll out of our center core concept in 350 locations, the opening of 60 Sephora inside JCPenney stores, other investments in our store environment and store facility improvements and investments in information technology in both our home office and stores. We received construction allowances from landlords of $43 million in 2016, which are classified as operating activities, to fund a portion of the capital expenditures related to store leasehold improvements. These funds have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.
In 2015, investing activities was a cash outflow of $296 million compared to an outflow of $142 million for 2014. The increase in the cash outflow from investing activities was primarily a result of an increase in capital expenditures and a decrease in proceeds from the sale of operating assets.
For 2015, capital expenditures were $320 million. At the end of the year, we also had an additional $13 million of accrued capital expenditures, which were paid in 2016. The capital expenditures for 2015 related primarily to the opening of 28 Sephora inside JCPenney stores, investments in information technology in both our home office and stores and investments in our store environment. We also received construction allowances from landlords of $17 million in 2015.

The following provides a breakdown of capital expenditures:

($ in millions)	2016	2015	2014
Store renewals and updates	$240	$170	$152
Capitalized software	100	93	39
New and relocated stores	17	—	30
Technology and other	70	57	31
Total	$427	$320	$252

We expect our investment in capital expenditures for 2017 to be approximately $400 million, net of construction allowances from landlords, which will relate primarily to our store environment, investments in information technology and the continued roll-out of approximately 70 new Sephora inside JCPenney locations and approximately 100 new appliance showrooms. Our plan is to fund these expenditures with cash flow from operations and existing cash and cash equivalents.

Financing Activities
In 2016, cash flows from financing activities were an outflow of $31 million compared to an outflow of $562 million for the same period last year.

During 2016, we completed the refinancing of the 2013 Term Loan Facility with the amended and restated $1.688 billion 2016 Term Loan Facility and the issuance of $500 million aggregate principal amount of 5.875% Senior Secured Notes due 2023. We also received net cash proceeds of $216 million for the sale-leaseback of our home office. Additionally, we repurchased and retired $60 million aggregate principal amount of our debt, repaid $78 million of debt at maturity and repaid $29 million on our capital leases and note payable.

During 2015, we prepaid and retired the $494 million outstanding principal amount of the term loan under the 2014 Credit Facility. Through 2015, we repaid $33 million on our capital leases and note payable and $22 million on the 2013 Term Loan Facility. In addition, we incurred $4 million of financing costs relating to the 2014 Credit Facility.

Cash Flow and Financing Outlook
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. For 2017, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically.

2014 Credit Facility
The Company has a $2,350 million asset-based senior secured credit facility (2014 Credit Facility) that is comprised of a $2,350 million revolving line of credit (Revolving Facility). As of the end of 2016, we had no borrowings outstanding under the Revolving Facility. In addition, as of the end of 2016, based on our borrowing base, we had $2,061 million available for borrowing under the facility, of which $157 million was reserved for outstanding standby and import letters of credit, none of which have been drawn on, leaving $1,904 million for future borrowings. The applicable rate for standby and import letters of credit were 2.50% and 1.25%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Facility.
Credit Ratings
Our credit ratings and outlook as of March 20, 2017 were as follows:

	Corporate	Outlook
Fitch Ratings	B+	Stable
Moody’s Investors Service, Inc.	B1	Stable
Standard & Poor’s Ratings Services	B+	Positive

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

Contractual Obligations and Commitments
Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of January 28, 2017 is presented in the following table.

($ in millions)	Total	Less Than 1 Year		1 - 3 Years	3 - 5 Years	More Than 5 Years
Recorded contractual obligations:
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and note payable	$4,665	$263		$749	$484	$3,169
Capital leases, financing obligation and note payable	314	30		42	37	205
Unrecognized tax benefits(1)	79	3		—	—	76
Contributions to non-qualified supplemental retirement and postretirement medical plans(2)	147	26		34	29	58
	$5,205	$322		$825	$550	$3,508
Unrecorded contractual obligations:
Interest payments on long-term debt(3)	$4,981	$283	(4)	$519	$405	$3,774
Operating leases(5)	2,709	220		366	301	1,822
Standby and import letters of credit(6)	157	157		—	—	—
Surety bonds(7)	74	74		—	—	—
Contractual obligations(8)	148	78		60	10	—
Purchase orders(9)	1,691	1,691		—	—	—
	$9,760	$2,503		$945	$716	$5,596
Total	$14,965	$2,825		$1,770	$1,266	$9,104

(1)
Represents management’s best estimate of the payments related to tax reserves for uncertain income tax positions. Based on the nature of these liabilities, the actual payments in any given year could vary significantly from these amounts. See Note 18 to the Consolidated Financial Statements.

(2)	Represents expected cash payments through 2026.

(3)
Includes interest expense related to our 2016 Term Loan of $538 million that was calculated using its interest rate as of January 28, 2017 for the anticipated amount outstanding each period, which assumes the required principal payments for the loan remain the same each quarter.

(4)	Includes $78 million of accrued interest that is included in our Consolidated Balance Sheet at January 28, 2017.

(5)
Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured. Future minimum lease payments have not been reduced for sublease income.

(6)
Standby letters of credit, which totaled $157 million, are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims and to support our merchandise initiatives. There were no outstanding import letters of credit at January 28, 2017.

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

Off-Balance Sheet Arrangements
Management considers all on- and off-balance sheet debt in evaluating our overall liquidity position and capital structure. Other than operating leases, which are included in the Contractual Obligations and Commitments table, we do not have any material off-balance sheet financing. See detailed disclosure regarding operating leases in Note 14 to the Consolidated Financial Statements.

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
We recognize impairment losses in the earliest period that it is determined a loss has occurred. The carrying value is adjusted to the new carrying value and any subsequent increases in fair value are not recorded. If it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset. Impairment losses totaling $- million in both 2016 and 2015 and $30 million in 2014 were recorded in the Consolidated Statement of Operations in the line item Real estate and other, net.

While we do not believe there is a reasonable likelihood that there will be a material change in our estimates or assumptions used to calculate long-lived asset impairments, if actual results are not consistent with our current estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Indefinite-Lived Assets
We assess the recoverability of indefinite-lived intangible assets at least annually during the fourth quarter of our fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. For our 2016 annual impairment test, we tested our indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.  Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in company-specific risk factors. Royalty rates are established by management based on comparable trademark licensing agreements in the market.  Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant weighted average cost of capital and long-term growth rates.

While we do not believe there is a reasonable likelihood that there will be a material change in our estimates or assumptions used to calculate indefinite-lived asset impairments, if actual results are not consistent with our current estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Reserves and Valuation Allowances
Insurance Reserves
We are primarily self-insured for costs related to workers’ compensation and general liability claims. The liabilities represent our best estimate, using generally accepted actuarial reserving methods through which we record a provision for workers’ compensation and general liability risk based on historical experience, current claims data and independent actuarial best estimates, including incurred but not reported claims and projected loss development factors. These estimates are subject to the frequency, lag and severity of claims. We target this provision above the midpoint of the actuarial range, and total estimated claim liability amounts are discounted using a risk-free rate. We do not anticipate any significant change in loss trends, settlements or other costs that would cause a significant fluctuation in net income. However, a 10% variance in the workers’ compensation and general liability reserves at year-end 2016, would have affected our SG&A expenses by approximately $18 million.

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

Statements of Comprehensive Income/(Loss), as well as in the assets, liability and equity sections of the Consolidated Balance Sheets.

The following table reflects our expected rate of return and discount rate assumptions:

	2016	2015	2014
Expected return on plan assets	6.75%	6.75%	7.00%
Discount rate for pension expense	4.73%	3.87%	4.89%
Discount rate for pension obligation	4.40%	4.73%	3.87%

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

The expected return on plan assets is based on the plan’s long-term asset allocation policy, historical returns for plan assets and overall capital market returns, taking into account current and expected market conditions. The expected return assumption for 2016 at 6.75% was the same as 2015 given our current asset allocation targets and updated expected capital market return assumptions.

Discount Rate
The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). The discount rate, as determined by the plan actuary, is based on a hypothetical AA yield curve represented by a series of bonds maturing over the next 30 years, designed to match the corresponding pension benefit cash payments to retirees.

For 2016, the discount rate to measure pension expense was 4.73% compared to 3.87% in 2015. The discount rate to measure the pension obligations decreased to 4.40%  as of January 28, 2017 from 4.73% as of January 30, 2016.

Sensitivity
The sensitivity of pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in pension expense of approximately $17 million. An increase in the discount rate of one-half of one percent would increase the 2017 pension expense by approximately $4 million and a decrease in the discount rate of one-half of one percent would decrease pension expense by approximately $5 million.

Pension Funding
Funding requirements for our Primary Pension Plan are determined under Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006. As a result of the funded status of the Primary Pension Plan, we are not required to make cash contributions in 2017.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
All of our outstanding notes and debentures as of January 28, 2017 are at fixed interest rates and would not be affected by interest rate changes. The Revolving Facility borrowings under the 2014 Credit Facility are affected by interest rate changes. As of January 28, 2017, we had no borrowings outstanding under the Revolving Facility.
The Company's 2016 Term Loan Facility bears interest at a variable rate of LIBOR plus 4.25%. To manage the fluctuation of interest, the Company entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges. Accordingly, a 100 basis point increase in LIBOR interest rates would result in additional annual interest expense of $17 million under the 2016 Term Loan Facility and $13 million in less annual interest expense under the interest rate swap agreements.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of assets in our Primary Pension Plan. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.
Item 8. Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page 53.
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

Management’s Report on Internal Control over Financial Reporting

The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The management of our Company has assessed the effectiveness of our Company’s internal control over financial reporting as of January 28, 2017. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013). Based on its assessment, the management of our Company believes that, as of January 28, 2017, our Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our Company’s internal control over financial reporting. Their report follows.

Changes in Internal Control over Financial Reporting

There were no changes in our Company’s internal control over financial reporting during the fourth quarter ended January 28, 2017, that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
J. C. Penney Company, Inc.:

We have audited J. C. Penney Company, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). J. C. Penney Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, J. C. Penney Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income/ (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2017, and our report dated March 24, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Dallas, Texas
March 24, 2017

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Board Committees–Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1 - Election of Directors” in our definitive proxy statement for 2017, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

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
Item 11. Executive Compensation

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2016,” “Outstanding Equity Awards at Fiscal Year-End 2016,” “Option Exercises and Stock Vested for Fiscal 2016,” “Pension Benefits,” “Nonqualified Deferred Compensation for Fiscal 2016,” “Potential Payments and Benefits on Termination of Employment,” and “Director Compensation for Fiscal 2016” in our Company’s definitive proxy statement for 2017, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to beneficial ownership of our Company’s common stock is included under the caption “Beneficial Ownership of Common Stock” and with respect to equity compensation plans is included under the caption "Equity Compensation Plan(s) Information" in our Company’s definitive proxy statement for 2017, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included under the captions “Policies and Procedures with Respect to Related Person Transactions” and “Board Independence” in our Company’s definitive proxy statement for 2017, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in our Company’s definitive proxy statement for 2017, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:
1. Consolidated Financial Statements:
The Consolidated Financial Statements of J. C. Penney Company, Inc. and subsidiaries are listed in the accompanying "Index to Consolidated Financial Statements" on page 53.
2. Financial Statement Schedules:
Schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the Consolidated Financial Statements and related financial information contained otherwise in this Annual Report on Form 10-K.
3. Exhibits:
See separate Exhibit Index beginning on page 94. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K is specifically identified in the separate Exhibit Index beginning on page 94 and filed with or incorporated by reference in this report.
(b) See separate Exhibit Index beginning on page 94.
(c) Other Financial Statement Schedules. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
(Registrant)

By /s/ Andrew S. Drexler
Andrew S. Drexler
Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Date:	March 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Marvin R. Ellison*	Chairman of the Board and Chief Executive Officer; Director (principal executive officer)	March 24, 2017
Marvin R. Ellison

Edward J. Record*	Executive Vice President and Chief Financial Officer (principal financial officer)	March 24, 2017
Edward J. Record

/s/ Andrew S. Drexler	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	March 24, 2017
Andrew S. Drexler

Colleen C. Barrett*	Director	March 24, 2017
Colleen C. Barrett

Paul J. Brown*	Director	March 24, 2017
Paul J. Brown

Amanda Ginsberg*	Director	March 24, 2017
Amanda Ginsberg

B. Craig Owens*	Director	March 24, 2017
Craig Owens

Lisa A. Payne*	Director	March 24, 2017
Lisa A. Payne

J. Paul Raines*	Director	March 24, 2017
J. Paul Raines

Signatures	Title	Date

Leonard H. Roberts*	Director	March 24, 2017
Leonard H. Roberts

Javier G. Teruel*	Director	March 24, 2017
Javier G. Teruel

R. Gerald Turner*	Director	March 24, 2017
R. Gerald Turner

Ronald W. Tysoe*	Director	March 24, 2017
Ronald W. Tysoe

*By:	/s/ Andrew S. Drexler
Andrew S. Drexler
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
J. C. Penney Company, Inc.:

We have audited the accompanying consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income/ (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J. C. Penney Company, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), J. C. Penney Company, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Dallas, Texas
March 24, 2017

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	2016	2015	2014
Total net sales	$12,547	$12,625	$12,257
Cost of goods sold	8,071	8,074	7,996
Gross margin	4,476	4,551	4,261
Operating expenses/(income):
Selling, general and administrative (SG&A)	3,538	3,775	3,993
Pension	19	162	(48)
Depreciation and amortization	609	616	631
Real estate and other, net	(111)	3	(148)
Restructuring and management transition	26	84	87
Total operating expenses	4,081	4,640	4,515
Operating income/(loss)	395	(89)	(254)
Loss on extinguishment of debt	30	10	34
Net interest expense	363	405	406
Income/(loss) before income taxes	2	(504)	(694)
Income tax expense/(benefit)	1	9	23
Net income/(loss)	$1	$(513)	$(717)
Earnings/(loss) per share:
Basic	$—	$(1.68)	$(2.35)
Diluted	—	(1.68)	(2.35)
Weighted average shares – basic	308.1	305.9	305.2
Weighted average shares – diluted	313.0	305.9	305.2

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

($ in millions)	2016	2015	2014
Net income/(loss)	$1	$(513)	$(717)
Other comprehensive income/(loss), net of tax:
Foreign currency translation
Unrealized gain/(loss) (1)	—	—	(2)
Retirement benefit plans
Net actuarial gain/(loss) arising during the period (2)	1	(213)	(293)
Prior service credit/(cost) arising during the period (3)	5	—	(12)
Reclassification of net actuarial (gain)/loss from a settlement (4)	—	110	—
Reclassification for net actuarial (gain)/loss (5)	1	31	7
Reclassification for amortization of prior service (credit)/cost (6)	—	2	(1)
Cash flow hedges
Gain/(loss) on interest rate swaps (7)	3	(23)	—
Reclassification for periodic settlements (8)	8	6	—
Deferred tax valuation allowance	—	(54)	(190)
Total other comprehensive income/(loss), net of tax	18	(141)	(491)
Total comprehensive income/(loss), net of tax	$19	$(654)	$(1,208)

See the accompanying notes to the Consolidated Financial Statements.

(1)	Net of $1 million in tax in 2014.

(2)	Net of $(1) million in tax in 2016, $136 million in tax in 2015 and $186 million in tax in 2014.

(3)	Net of $(3) million in tax in 2016, $0 million in tax in 2015 and $8 million in tax in 2014.

(4)	Net of $(70) million in tax in 2015 and $180 million of pre-tax amount recognized in Pension in the Consolidated Statement of Operations.

(5)
Net of $(1) million in tax in 2016, $(22) million in tax in 2015 and $(5) million in tax in 2014. Pre-tax amounts of $11 million in 2016, $53 million in 2015 and $12 million in 2014 were recognized in Pension in the Consolidated Statement of Operations. Pre-tax amounts of $(9) million in 2016 were recognized in SG&A in the Consolidated Statement of Operations.

(6)
Net of $- million of tax in 2016, $(1) million of tax in 2015 and $- million of tax in 2014. Pre-tax amounts of $8 million in 2016, $8 million in 2015 and $7 million in 2014 were recognized in Pension in the Consolidated Statement of Operations. Pre-tax amounts of $(8) million in 2016, $(7) million in 2015 and $(8) million in 2014 were recognized in SG&A in the Consolidated Statement of Operations.

(7)	Net of $(2) million and $15 million of tax in 2016 and 2015, respectively.

(8)
Net of $(5) million and $(4) million of tax in 2016 and 2015, respectively. Pre-tax amounts of $13 million in 2016 and $10 million in 2015 were recognized in Net interest expense in the Consolidated Statement of Operations.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	2016	2015
Assets
Current assets:
Cash in banks and in transit	$125	$119
Cash short-term investments	762	781
Cash and cash equivalents	887	900
Merchandise inventory	2,854	2,721
Deferred taxes	196	231
Prepaid expenses and other	160	166
Total current assets	4,097	4,018
Property and equipment	4,599	4,816
Other assets	618	608
Total Assets	$9,314	$9,442
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$977	$925
Other accounts payable and accrued expenses	1,164	1,360
Current portion of capital leases, financing obligation and note payable	15	26
Current maturities of long-term debt	263	101
Total current liabilities	2,419	2,412
Long-term capital leases, financing obligation and note payable	219	10
Long-term debt	4,339	4,668
Deferred taxes	400	425
Other liabilities	583	618
Total Liabilities	7,960	8,133
Stockholders' Equity
Common stock(1)	154	153
Additional paid-in capital	4,679	4,654
Reinvested earnings/(accumulated deficit)	(3,006)	(3,007)
Accumulated other comprehensive income/(loss)	(473)	(491)
Total Stockholders’ Equity	1,354	1,309
Total Liabilities and Stockholders’ Equity	$9,314	$9,442

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 308.3 million and 306.1 million as of January 28, 2017 and January 30, 2016, respectively.

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
February 1, 2014	304.6	$152	$4,571	$(1,777)	$141	$3,087
Net income/(loss)	—	—	—	(717)	—	(717)
Other comprehensive income/(loss)	—	—	—	—	(491)	(491)
Stock-based compensation	0.3	—	35	—	—	35
January 31, 2015	304.9	$152	$4,606	$(2,494)	$(350)	$1,914
Net income/(loss)	—	—	—	(513)	—	(513)
Other comprehensive income/(loss)	—	—	—	—	(141)	(141)
Stock-based compensation	1.2	1	48	—	—	49
January 30, 2016	306.1	$153	$4,654	$(3,007)	$(491)	$1,309
Net income/(loss)	—	—	—	1	—	1
Other comprehensive income/(loss)	—	—	—	—	18	18
Stock-based compensation	2.2	1	25	—	—	26
January 28, 2017	308.3	$154	$4,679	$(3,006)	$(473)	$1,354

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2016	2015	2014
Cash flows from operating activities
Net income/(loss)	$1	$(513)	$(717)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	(1)	10	32
Asset impairments and other charges	3	25	39
Net gain on sale or redemption of non-operating assets	(5)	(9)	(25)
Net gain on sale of operating assets	(73)	(9)	(92)
Loss on extinguishment of debt	30	10	34
Depreciation and amortization	609	616	631
Benefit plans	(39)	127	(78)
Stock-based compensation	35	44	33
Other comprehensive income tax benefits	(12)	—	—
Deferred taxes	9	—	3
Change in cash from:
Inventory	(133)	(69)	283
Prepaid expenses and other assets	11	19	(1)
Merchandise accounts payable	52	(72)	49
Current income taxes	(6)	4	(10)
Accrued expenses and other	(147)	257	58
Net cash provided by/(used in) operating activities	334	440	239
Cash flows from investing activities
Capital expenditures	(427)	(320)	(252)
Proceeds from sale or redemption of non-operating assets	2	13	35
Proceeds from sale of operating assets	96	11	70
Joint venture return of investment	13	—	5
Net cash provided by/(used in) investing activities	(316)	(296)	(142)
Cash flows from financing activities
Payment on short-term borrowings	—	—	(650)
Proceeds from issuance of long-term debt	2,188	—	893
Proceeds from borrowings under the credit facility	667	—	—
Payments of borrowings under the credit facility	(667)	—	—
Net proceeds from financing obligation	216	—	—
Premium on early retirement of debt	—	—	(33)
Payments of capital leases, financing obligation and note payable	(29)	(33)	(26)
Payments of long-term debt	(2,349)	(520)	(412)
Financing costs	(49)	(4)	(65)
Proceeds from stock options exercised	2	—	—
Tax withholding payments for vested restricted stock	(10)	(5)	(1)
Net cash provided by/(used in) financing activities	(31)	(562)	(294)
Net increase/(decrease) in cash and cash equivalents	(13)	(418)	(197)
Cash and cash equivalents at beginning of period	900	1,318	1,515
Cash and cash equivalents at end of period	$887	$900	$1,318
See the accompanying notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Basis of Presentation and Consolidation

Nature of Operations
Our Company was founded by James Cash Penney in 1902 and has grown to be a major national retailer, operating 1,013 department stores in 49 states and Puerto Rico, as well as through our Internet website at jcpenney.com. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, and home furnishings. In addition, our department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

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

Fiscal Year	Ended	Weeks
2016	January 28, 2017	52
2015	January 30, 2016	52
2014	January 31, 2015	52

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

Based on how we categorized our divisions in 2016, our merchandise mix of total net sales over the last three years was as follows:

	2016	2015	2014
Women’s apparel	24%	25%	26%
Men’s apparel and accessories	22%	22%	22%
Home	13%	12%	12%
Women’s accessories, including Sephora	13%	12%	11%
Children’s apparel	10%	10%	10%
Footwear and handbags	8%	8%	8%
Jewelry	6%	6%	6%
Services and other	4%	5%	5%
	100%	100%	100%

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

Customer Loyalty Program
Customers who spend a certain amount with us using our private label card or registered third party credit cards receive JCP Rewards® certificates, redeemable for merchandise or services in our stores the following two months. In accordance with the incremental cost method, we estimate the net cost of the rewards that will be redeemed and record this as cost of goods sold as rewards points are accumulated. Other administrative costs of the loyalty program are recorded in SG&A expenses as incurred.

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

Advertising
Advertising costs, which include newspaper, television, Internet search marketing, radio and other media advertising, are expensed either as incurred or the first time the advertisement occurs.  For cooperative advertising programs offered by national brands that require proof of advertising to be provided to the vendor to support the reimbursement of the incurred cost, we offset the allowances against the related advertising expense.  Programs that do not require proof of advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor’s label.  Total advertising costs, net of cooperative advertising vendor reimbursements of $26 million, $32 million and $1 million for 2016, 2015 and 2014, respectively, were $769 million, $792 million and $886 million, respectively.

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

Property and Equipment, Net

	Estimated Useful Lives
($ in millions)	(Years)	2016	2015
Land	N/A	$249	$272
Buildings	50	4,859	4,877
Furniture and equipment	3-20	1,963	2,064
Leasehold improvements(1)		1,254	1,244
Capital leases (equipment)	3-5	116	116
Accumulated depreciation		(3,842)	(3,757)
Property and equipment, net		$4,599	$4,816

(1)	Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the term of the lease, including renewals determined to be reasonably assured.

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

We recognize a liability for the fair value of our conditional asset retirement obligations, which are primarily related to asbestos removal, when probable and if the liability’s fair value can be reasonably estimated.

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

Cloud computing arrangements are evaluated to determine whether the arrangement includes a software license or is a service contract. If determined to be a software license, then the arrangement is capitalized as an other asset and amortized over the expected life of software, generally between three to seven years. If determined to be a service contract, then the cost of the arrangement is expensed as the services are provided.

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

Leases
We use a consistent lease term when calculating amortization of leasehold improvements, determining straight-line rent expense under an operating lease and determining classification of leases as either operating or capital. For purposes of recognizing incentives, premiums, rent holidays and minimum rental expenses on a straight-line basis over the terms of operating leases, we use the date of initial possession to begin amortization, which is generally when we take control of the property. Renewal options determined to be reasonably assured are also included in the lease term. Some leases require additional payments based on sales and the related contingent rent is recorded as rent expense when the payment is probable.

Some of our lease agreements contain developer/tenant allowances. Upon receipt of such allowances, we record a deferred rent liability in other liabilities on the Consolidated Balance Sheets. The allowances are then amortized on a straight-line basis over the remaining terms of the corresponding leases as a reduction of rent expense.

Capital leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term. Assets subject to an operating lease and the related lease payments are not recorded on our balance sheet. Rent expense related to an operating lease is recognized on a straight-line basis over the lease term resulting in periodic deferred rent balances to adjust the cash rent paid.

Sale-leasebacks are transactions through which we sell assets and subsequently lease them back. The resulting leases that qualify for sale-leaseback accounting are evaluated and accounted for as operating leases or capital leases. A transaction that does not qualify for sale-leaseback accounting as a result of a prohibited form of continuing involvement is accounted for as a financing. For a financing transaction, we retain the "sold" assets within property and equipment and record a financing obligation equal to the amount of cash proceeds received. Rental payments under such transactions are recognized as a reduction of the financing obligation and as interest expense using an effective interest method.

Exit or Disposal Activity Costs
Costs associated with exit or disposal activities are recorded at their fair values when a liability has been incurred. Reserves for operating leases are established at the time of closure for the present value of any remaining operating lease obligations (PVOL), net of estimated sublease income. Severance is recorded over the service period required to be rendered in order to receive the termination benefits or, if employees will not be retained to render future service, a reserve is established when communication has occurred to the affected employees. Other exit costs are accrued when incurred.

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
3.  Effect of New Accounting Standards
In February 2016, the FASB issued ASC Topic 842, Leases (Topic 842), a replacement of Leases (Topic 840), which will require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. While many aspects of lessor accounting would remain the same, the new standard would make some changes, such as eliminating today’s real estate-specific guidance. As a globally converged standard, lessees and lessors would be required to classify most leases using a principle generally consistent with that of International Accounting Standards. The standard also would change what would be considered the initial direct costs of a lease. The standard would be effective for annual periods beginning after December 15, 2018 and interim periods within that year and must be adopted on a modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. We have developed a project team to analyze the impacts of the new standard on our current accounting policies and internal controls and the changes required to be made by our leasing software provider. With almost 70% of our store locations involved in an operating lease, the new standard will have a significant impact on our financial statements due to the recognition of lease liabilities and right-of-use assets that were not required by the current accounting requirements for operating leases. Given the magnitude of the project to implement the new standard, we are still evaluating the effect that the new accounting guidance will have on our financial condition, results of operations and cash flows.

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, a replacement of Revenue Recognition (Topic 605).  The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for us beginning in fiscal 2018 and can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  We are analyzing the impact of the new standard on our current accounting policies and internal controls and the required software changes required to implement the new standard. Although we have not completed all of the required due diligence, we have identified the certain impacts to our revenue recognition policies related to gift card breakage and our customer loyalty programs. Whereas we currently recognize gift card breakage, net of required escheatment, 60 months after the gift card is issued, the new standard will require us to recognize gift card breakage, net of required escheatment, over the redemption pattern of gift cards. Additionally, whereas under current standards we utilize the incremental cost method to account for our customer loyalty programs, the new standard will require us to account for our customer loyalty program as revenue which will require us to defer a portion of our incremental sales to loyalty rewards to be earned by reward members.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The new standard will also no longer require allocating valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods and the Company can adopt the guidance either prospectively or retrospectively. We do not expect the adoption of this standard to have a material impact on our financial condition, results of operations or cash flows.
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
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 will change how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards (windfalls or shortfalls) in the income statement when the awards vest or are settled (i.e., additional paid-in capital or APIC pools will be eliminated). The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing. The ASU also provides a practical expedient for public companies that will allow the use of a simplified method to estimate the expected term for certain awards. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted.

As a result of ASU 2016-09 requiring all windfalls and shortfalls to be recognized when they arise, excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period in which the new guidance is adopted. Additionally, the deferred tax assets recognized as a result of this transition guidance will need to be assessed for realizability and any valuation allowance should be recognized as part of the cumulative effect adjustment to retained earnings also as a result of this transition guidance. Considering these aspects of transitioning to the new guidance, there will be no impact to retained earnings as a result of a valuation allowance being recorded against the related deferred tax asset recorded as the cumulative adjustment.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-15). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted. Entities should apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue may be applied prospectively. We are currently evaluating the effect that adopting this new accounting guidance will have on our Consolidated Statements of Cash Flows.
4.  Earnings/(Loss) per Share

Net income/(loss) and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	2016	2015	2014
Earnings/(loss)
Net income/(loss)	$1	$(513)	$(717)
Shares
Weighted average common shares outstanding (basic shares)	308.1	305.9	305.2
Adjustment for assumed dilution:
Stock options and restricted stock awards	4.9	—	—
Weighted average shares assuming dilution (diluted shares)	313.0	305.9	305.2
EPS
Basic	$—	$(1.68)	$(2.35)
Diluted	$—	$(1.68)	$(2.35)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

(Shares in millions)	2016	2015	2014
Stock options, restricted stock awards and a warrant	17.8	34.1	26.8
5.  Other Assets

($ in millions)	2016	2015
Capitalized software, net	$265	$232
Indefinite-lived intangible assets, net (1)	275	268
Realty investments (Note 17)	13	31
Revolving credit facility unamortized costs, net	30	42
Other	35	35
Total	$618	$608

(1) Amounts are net of an accumulated impairment loss of $9 million.

Our indefinite-lived intangible assets consists of our worldwide rights for the Liz Claiborne® family of trademarks and related intellectual property and our ownership of the U.S. and Puerto Rico rights of the monet® trademarks and related intellectual property. In connection with our annual indefinite-lived intangible assets impairment tests performed during the fourth quarter of 2016, we did not record an impairment for our indefinite-lived intangible assets as the estimated fair values exceeded the carrying values of the underlying assets.

6.  Other Accounts Payable and Accrued Expenses

($ in millions)	2016	2015
Accrued salaries, vacation and bonus	$204	$326
Customer gift cards	215	222
Taxes other than income taxes	127	110
Occupancy and rent-related	35	40
Interest	78	88
Advertising	82	76
Current portion of workers’ compensation and general liability self-insurance	47	55
Restructuring and management transition (Note 16)	29	46
Current portion of retirement plan liabilities (Note 15)	26	46
Capital expenditures	33	13
Unrecognized tax benefits (Note 18)	3	3
Other	285	335
Total	$1,164	$1,360
7.  Other Liabilities

($ in millions)	2016	2015
Supplemental pension and other postretirement benefit plan liabilities (Note 15)	$126	$138
Long-term portion of workers’ compensation and general liability insurance	131	153
Deferred developer/tenant allowances	143	113
Deferred rent liability	97	91
Primary pension plan (Note 15)	18	40
Interest rate swaps (Notes 8 and 9)	10	28
Unrecognized tax benefits (Note 18)	1	4
Restructuring and management transition (Note 16)	2	5
Other	55	46
Total	$583	$618
8.  Derivative Financial Instruments

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

The fair value of our interest rate swaps are recorded in the Consolidated Balance Sheets as an asset or a liability (see Note 9). The effective portion of the interest rate swaps' changes in fair values is reported in Accumulated other comprehensive income/(loss) (see Note 12), and the ineffective portion is reported in Net income/(loss). Amounts in Accumulated other comprehensive income/(loss) are reclassified into Net income/(loss) when the related interest payments affect earnings. For the periods presented, all of the interest rate swaps were 100% effective.

Information regarding the pre-tax changes in the fair value of our interest rate swaps is as follows:

($ in millions)	2016	2015	Line Item in the Financial Statements
Gain/(loss) recognized in other comprehensive income/(loss)	$5	$(38)	Accumulated other comprehensive income
Gain/(loss) recognized in net income/(loss)	(13)	(10)	Interest expense
Information regarding the gross amounts of our derivative instruments in the Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value			Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	2016	2015	Balance Sheet Location	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps	N/A	$—	$—	Other accounts payable and accrued expenses	$2	$2
Interest rate swaps	N/A	—	—	Other liabilities	10	28
Total derivatives designated as hedging instruments		$—	$—		$12	$30

9.  Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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

Cash Flow Hedges Measured on a Recurring Basis
The $12 million fair value of our cash flow hedges are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

Other Non-Financial Assets Measured on a non-Recurring Basis
In 2014, assets of 19 underperforming department stores that continued to operate with carrying values of $32 million were written down to their estimated fair values of $2 million resulting in impairment charges of $30 million. Store impairment charges are recorded in the line item Real estate and other, net in the Consolidated Statements of Operations. Key assumptions used to determine fair values were future cash flows including, among other things, expected future operating performance and changes in economic conditions as well as other market information obtained from brokers. Significant inputs related to valuing the store related assets are classified as Level 3 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows:

	As of January 28, 2017		As of January 30, 2016
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and notes payable	$4,665	$4,495	$4,830	$4,248

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. As of January 28, 2017 and January 30, 2016, the fair values of cash and cash equivalents, accounts payable and short-term borrowings approximate their carrying values due to the short-term nature of these instruments.

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
As of the end of 2016, we had no borrowings outstanding under the Revolving Facility. In addition, as of the end of 2016, we had $2,061 million available for borrowing, of which $157 million was reserved for outstanding standby and import letters of credit, none of which have been drawn on, leaving $1,904 million for future borrowings. The applicable rate for standby and import letters of credit was 2.50% and 1.25%, respectively, while the required commitment fee was 0.375% for the unused portion of the Revolving Facility.

11.  Long-Term Debt

($ in millions)	2016	2015
Issue:
5.65% Senior Notes Due 2020 (1)	$400	$400
5.75% Senior Notes Due 2018 (1)	265	300
5.875% Senior Secured Notes Due 2023 (1)	500	—
6.375% Senior Notes Due 2036 (1)	388	400
6.9% Notes Due 2026	2	2
7.125% Debentures Due 2023	10	10
7.4% Debentures Due 2037	313	326
7.625% Notes Due 2097	500	500
7.65% Debentures Due 2016	—	78
7.95% Debentures Due 2017	220	220
8.125% Senior Notes Due 2019	400	400
2016 Term Loan Facility	1,667	—
2013 Term Loan Facility	—	2,194
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and note payable	4,665	4,830
Unamortized debt issuance costs	(63)	(61)
Total debt, excluding capital leases, financing obligation and note payable	4,602	4,769
Less: current maturities	263	101
Total long-term debt, excluding capital leases, financing obligation and note payable	$4,339	$4,668
Weighted-average interest rate at year end	6.3%	6.5%
Weighted-average maturity (in years)	15 years

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

Scheduled Annual Principal Payments on Long-Term Debt, Excluding Capital Leases Financing Obligation and Note Payable

($ in millions)
2017	$263
2018	307
2019	442
2020	442
2021	42
Thereafter	3,169
Total	$4,665
12.  Stockholders’ Equity
Accumulated Other Comprehensive Income/(Loss)
The following table shows the changes in accumulated other comprehensive income/(loss) balances for 2016 and 2015:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
January 31, 2015	$(308)	$(40)	$(2)	$—	$(350)
Current period change	(115)	2	—	(28)	(141)
January 30, 2016	$(423)	$(38)	$(2)	$(28)	$(491)
Current period change	2	5	—	11	18
January 28, 2017	$(421)	$(33)	$(2)	$(17)	$(473)

Common Stock
On a combined basis, our 401(k) savings plan, including our employee stock ownership plan (ESOP), held approximately 14 million shares, or approximately 4.5% of outstanding Company common stock, at January 28, 2017. Under our 2016 senior secured term loan, we are subject to restrictive covenants regarding our ability to pay cash dividends.

Preferred Stock
We have authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of January 28, 2017 or January 30, 2016.

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

The purpose of the Amended Rights Agreement is to diminish the risk that the Company's ability to use its net operating losses and other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company's experiencing an "ownership change" as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the Code). Ownership changes under Section 382 generally relate to the cumulative change in ownership among stockholders with an ownership interest of 5% or more (as determined under Section 382's rules) over a rolling three year period. The Amended Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the outstanding Common Stock. The amendments to the Original Rights Agreement also extended the expiration date of the Rights from August 20, 2014 to January 26, 2017 and amended certain other provisions, including the definition of "beneficial ownership" to include terms appropriate for the purpose of preserving tax benefits.   The Board authorized to extend the term of the rights plan for an additional three years and we will submit the extension of the rights plan to a vote at our annual meeting of stockholders in May 2017. If stockholders do not approve the extension of the rights plan, the rights plan will terminate.

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
13.  Stock-Based Compensation
We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan. On May 20, 2016, our stockholders approved the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan (2016 Plan), which has a fungible share design in which each stock option will count as one share issued and each stock award will count as 1.6 shares issued, except for stock awards issued from January 30, 2016 to May 20, 2016, the effective date of the 2016 Plan, in which each stock award counted as two shares issued. The 2016 Plan reserved 12.25 million shares of common stock or 19.6 million options for future grants and will terminate on May 30, 2021.  In addition, shares underlying any outstanding stock award or stock option grant canceled prior to vesting or exercise become available for use under the 2016 Plan. Under the terms of the 2016 Plan, all grants made after January 30, 2016 reduce the shares available for grant under the 2016 Plan. As of January 28, 2017, a maximum of 18.4 million shares of stock were available for future grant under the 2016 Plan.

Our stock option and restricted stock award grants have averaged about 2.7% of outstanding stock over the past three years. Authorized shares of the Company's common stock are used to settle the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-based Compensation Cost
The components of total stock-based compensation costs are as follows:

($ in millions)	2016	2015	2014
Stock awards	$27	$32	$20
Stock options	8	12	13
Total stock-based compensation(1)	$35	$44	$33

Total income tax benefit recognized for stock-based compensation arrangements	$—	$—	$—

(1)	Excludes $0 million, $9 million and $3 million for 2016, 2015 and 2014, respectively, of stock-based compensation costs reported in restructuring and management transition charges (Note 16).

Stock Options
The following table summarizes stock option activity during the year ended January 28, 2017:

	Shares (in thousands)	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)(1)
Outstanding at January 30, 2016	16,096	$24
Granted	2,072	11
Exercised	(223)	8
Forfeited/canceled	(3,527)	43
Outstanding at January 28, 2017	14,418	18	5.6	$—
Exercisable at January 28, 2017	8,169	25	3.6	$—

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year end.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2016	2015	2014
Proceeds from stock options exercised	$2	$—	$—
Intrinsic value of stock options exercised	—	—	—
Tax benefit related to stock-based compensation	—	—	—
Excess tax benefits realized on stock-based compensation	—	—	—

As of January 28, 2017, we had $12 million of unrecognized and unearned compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized as expense over the remaining weighted-average vesting period of approximately two years.

Our weighted-average fair value of stock options at grant date was $4.89 in 2016, $3.48 in 2015 and $3.78 in 2014. We primarily used the binomial lattice valuation model in 2016 and 2015 and the Monte Carlo simulation model in 2014 to determine the fair value of the stock options granted using the following assumptions:

	2016	2015	2014
Weighted-average expected option term	4.7 years	4.6 years	4.1 years
Weighted-average expected volatility	54.22%	51.46%	60.00%
Weighted-average risk-free interest rate	1.38%	1.50%	1.60%
Weighted-average expected dividend yield (1)	—%	—%	—%
Expected dividend yield range (1)	—%	—%	—%

(1) Following the May 1, 2012 payment, we discontinued the quarterly $0.20 per share dividend.

Stock Awards
The following table summarizes our non-vested stock awards activity during the year ended January 28, 2017:

	Time-Based Stock Awards		Performance-Based Stock Awards
(shares in thousands)	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at January 30, 2016	7,698	$9	2,557	$7
Granted	1,501	10	1,071	11
Vested	(2,793)	9	(418)	7
Forfeited/canceled	(588)	9	(82)	8
Non-vested at January 28, 2017	5,818	9	3,128	8

As of January 28, 2017, we had $38 million of unrecognized compensation expense related to unearned employee stock awards, which will be recognized over the remaining weighted-average vesting period of approximately two years. The aggregate market value of shares vested during 2016, 2015 and 2014 was $30 million, $16 million and $4 million, respectively, compared to an aggregate grant date fair value of $28 million, $27 million and $9 million, respectively.

In addition to the grants above, on March 3, 2016, we granted approximately 1.8 million phantom units as part of our management incentive compensation plan, which are similar to RSUs in that the number of units granted was based on the price of our stock, but the units will be settled in cash based on the value of our stock on the vesting date, limited to $21.68 per phantom unit. The fair value of the awards is remeasured at each reporting period and was $6.45 per share as of January 28, 2017. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in Other liabilities in our Consolidated Balance Sheets. The phantom units have a liability of $10 million as of January 28, 2017, and $22 million in cash was paid during 2016 for previously granted phantom units.
14.  Leases, Financing Obligation and Note Payable

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

($ in millions)	2016	2015	2014
Real property base rent and straight-lined step rent expense	$214	$221	$233
Real property contingent rent expense (based on sales)	7	7	8
Personal property rent expense	31	39	53
Total rent expense	$252	$267	$294
Less: sublease income(1)	(11)	(11)	(13)
Net rent expense	$241	$256	$281

(1)	Sublease income is reported in Real estate and other, net.

As of January 28, 2017, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and capital leases, including our note payable, were as follows:

($ in millions)
2017	$220
2018	193
2019	173
2020	158
2021	143
Thereafter	1,822
Less: sublease income	(16)
Total minimum lease payments	$2,693

On December 29, 2016, the Company executed a sale-leaseback transaction for its Home Office where the related real estate was sold for $273 million and the Company leased back approximately 65% of the building for an initial term of 15 years and three options to renew the lease for five-year increments. The sale price of the building encompassed net cash proceeds of $216 million, after the payment of $7 million in related closing costs, and seller-financing of $50 million, that is due to the Company in four years along with interest at an annual rate of 5%. The seller-financing portion of the transaction created a form of continuing involvement which precludes sale-leaseback accounting until the related note is paid in full. Accordingly, the Company accounted for the sale-leaseback as a financing transaction with the Home Office remaining on our books at its then carrying value, the net cash proceeds received being reflected as a financing obligation, and the future rental payments to the landlord being treated as debt service and applied to interest and principal over the initial 15 year term.

As of January 28, 2017, future minimum lease payments for capital leases and payments related to our financing obligation and note payable were as follows:

($ in millions)
2017	$30
2018	21
2019	21
2020	18
2021	19
Thereafter	205
Less: sublease income	—
Total payments	314
Plus: amount representing residual asset balance	77
Less: amounts representing interest	(157)
Present value of net minimum lease obligations, financing obligation and note payable	$234

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

Pension Expense/(Income) for Defined Benefit Pension Plans
The components of net periodic benefit expense/(income) for our Primary Pension Plan and our non-contributory supplemental pension plans are as follows:

($ in millions)
Primary Pension Plan	2016	2015	2014
Service cost	$55	$69	$61
Interest cost	153	196	211
Expected return on plan assets	(215)	(357)	(348)
Actuarial loss/(gain)	—	52	—
Amortization of prior service cost/(credit)	8	8	7
Settlement expense	—	180	—
Other	—	6	—
Loss/(gain) on transfer of benefits	—	—	51
Net periodic benefit expense/(income)	$1	$154	$(18)

Supplemental Pension Plans
Service cost	$—	$—	$—
Interest cost	7	7	9
Actuarial loss/(gain)	11	1	12
Amortization of prior service cost/(credit)	—	—	—
Loss/(gain) on transfer of benefits	—	—	(51)
Net periodic benefit expense/(income)	$18	$8	$(30)

Primary and Supplemental Pension Plans Total
Service cost	$55	$69	$61
Interest cost	160	203	220
Expected return on plan assets	(215)	(357)	(348)
Amortization of actuarial loss/(gain)	11	53	12
Amortization of prior service cost/(credit)	8	8	7
Settlement expense	—	180	—
Other	—	6	—
Loss/(gain) on transfer of benefits	—	—	—
Net periodic benefit expense/(income)	$19	$162	$(48)

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

Assumptions
The weighted-average actuarial assumptions used to determine expense were as follows:

	2016	2015	2014
Expected return on plan assets	6.75%	6.75%	7.00%
Discount rate	4.73%	3.87%	4.89%
Salary increase	3.9%	3.5%	3.5%

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

Funded Status
As of the end of 2016, the funded status of the Primary Pension Plan was 99%. The Primary Benefit Obligation (PBO) is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Under the Employee Retirement Income Security Act of 1974 (ERISA), the funded status of the plan exceeded 100% as of December 31, 2016 and 2015, the qualified pension plan’s year end.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Primary Pension Plan and supplemental pension plans:

	Primary Pension Plan				Supplemental Plans
($ in millions)	2016		2015		2016		2015
Change in PBO
Beginning balance	$3,327		$5,254		$176		$191
Service cost	55		69		—		—
Interest cost	153		196		7		7
Amendments	—		—		—		—
Settlements	—		(1,555)		—		—
Transfer of benefits	—		—		—		—
Actuarial loss/(gain)	151		(247)		10		(3)
Benefits (paid)	(213)		(390)		(41)		(19)
Balance at measurement date	$3,473		$3,327		$152		$176

Change in fair value of plan assets
Beginning balance	$3,287		$5,474		$—		$—
Company contributions	—		—		41		19
Actual return on assets(1)	381		(242)		—		—
Settlements	—		(1,555)		—		—
Benefits (paid)	(213)		(390)		(41)		(19)
Balance at measurement date	$3,455		$3,287		$—		$—
Funded status of the plan	$(18)	(2)	$(40)	(2)	$(152)	(3)	$(176)	(3)

(1)	Includes plan administrative expenses.

(2)	$18 million in 2016 and $40 million in 2015 are included in Other liabilities in the Consolidated Balance Sheets.

(3)
$26 million in 2016 and $46 million in 2015 were included in Other accounts payable and accrued expenses on the Consolidated Balance Sheets, and the remaining amounts were included in Other liabilities.

In 2016, the funded status of the Primary Pension Plan increased by $22 million primarily due to the performance of plan assets. The actual one-year return on pension plan assets at the measurement date was 12.3% in 2016, bringing the annualized return since inception of the plan to 8.9%.

The following pre-tax amounts were recognized in Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of the end of 2016 and 2015:

	Primary Pension Plan			Supplemental Plans
($ in millions)	2016		2015	2016	2015
Net actuarial loss/(gain)	$318		$333	$12	$13
Prior service cost/(credit)	49		57	(4)	(4)
Total	$367	(1)	$390	$8	$9

(1)
In 2017, approximately $8 million for the Primary Pension Plan is expected to be amortized from Accumulated other comprehensive income/(loss) into net periodic benefit expense/(income) included in Pension in the Consolidated Statement of Operations.

Assumptions to Determine Obligations
The weighted-average actuarial assumptions used to determine benefit obligations for each of the years below were as follows:

	2016	2015	2014
Discount rate	4.40%	4.73%	3.87%
Salary progression rate	3.9%	3.9%	3.5%

Accumulated Benefit Obligation (ABO)
The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for our Primary Pension Plan was $3.2 billion and $3.1 billion as of the end of 2016 and 2015, respectively. At the end of 2016, plan assets of $3.5 billion for the Primary Pension Plan were above the ABO. The ABO for our unfunded supplemental pension plans was $133 million and $153 million as of the end of 2016 and 2015, respectively.

Primary Pension Plan Asset Allocation
The target allocation ranges for each asset class as of the end of 2016 and the fair value of each asset class as a percent of the total fair value of pension plan assets were as follows:

	2016 Target	Plan Assets
Asset Class	Allocation Ranges	2016	2015
Equity	20% - 40%	22%	16%
Fixed income	50% - 65%	60%	54%
Real estate, cash and other investments	10% - 20%	18%	30%
Total		100%	100%

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
The plan’s asset portfolio is actively managed and primarily invested in fixed income balanced with investments in equity securities and other asset classes to maintain an efficient risk/return diversification profile. The risk of loss in the plan’s equity portfolio is mitigated by investing in a broad range of equity securities across different sectors and countries. Investment types, including high-yield debt securities, illiquid assets such as real estate, the use of derivatives and Company securities are set forth in written guidelines established for each investment manager and monitored by the plan’s management team. The plan’s asset allocation policy is designed to meet the plan’s future pension benefit obligations. Under the policy, asset classes are periodically reviewed and rebalanced as necessary, to ensure that the mix continues to be appropriate relative to established targets and ranges.
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

Fair Value of Primary Pension Plan Assets
The tables below provide the fair values of the Primary Pension Plan’s assets as of the end of 2016 and 2015, by major class of asset.

	Investments at Fair Value at January 28, 2017
($ in millions)	Level 1(1)	Level 2(1)	Level 3	Total
Assets
Cash	$2	$—	$—	$2
Common collective trusts	—	88	—	88
Cash and cash equivalents total	2	88	—	90
Common collective trusts – international	—	148	—	148
Equity securities – domestic	421	—	—	421
Equity securities – international	113	—	—	113
Equity securities total	534	148	—	682
Common collective trusts	—	864	—	864
Corporate bonds	—	919	7	926
Swaps	—	934	—	934
Government securities	—	185	—	185
Mortgage backed securities	—	4	—	4
Other fixed income	—	149	—	149
Fixed income total	—	3,055	7	3,062
Public REITs	37	—	—	37
Private real estate	—	15	—	15
Real estate total	37	15	—	52
Total investment assets at fair value	$573	$3,306	$7	$3,886
Liabilities
Swaps	$—	$(928)	$—	$(928)
Other fixed income	—	(6)	—	(6)
Fixed income total	—	(934)	—	(934)
Total liabilities at fair value	$—	$(934)	$—	$(934)
Accounts payable, net				(76)
Investments at Net Asset Value (NAV)(2)
Private equity				$220
Private real estate				135
Hedge funds				224
Total investments at NAV				$579
Total net assets				$3,455

(1)	There were no significant transfers in or out of level 1 or 2 investments.

(2)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.

	Investments at Fair Value at January 30, 2016
($ in millions)	Level 1(1)	Level 2(1)	Level 3	Total
Assets
Cash	$86	$—	$—	$86
Common collective trusts	—	427	—	427
Cash and cash equivalents total	86	427	—	513
Common collective trusts – international	—	166	—	166
Equity securities – domestic	192	—	—	192
Equity securities – international	89	—	—	89
Equity securities total	281	166	—	447
Common collective trusts	—	676	—	676
Corporate bonds	—	771	5	776
Swaps	—	787	—	787
Government securities	—	230	—	230
Mortgage backed securities	—	4	—	4
Other fixed income	—	155	3	158
Fixed income total	—	2,623	8	2,631
Public REITs	34	—	—	34
Private real estate	—	14	—	14
Real estate total	34	14	—	48
Total investment assets at fair value	$401	$3,230	$8	$3,639
Liabilities
Swaps	$—	$(801)	$—	$(801)
Other fixed income	—	(6)	—	(6)
Fixed income total	—	(807)	—	(807)
Total liabilities at fair value	$—	$(807)	$—	$(807)
Accounts payable, net				(158)
Investments at Net Asset Value (NAV)(2)
Private equity				$248
Private real estate				151
Hedge funds				214
Total investments at NAV				$613
Total net assets				$3,287

(1)	There were no significant transfers in or out of level 1 or 2 investments.

(2)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.

Following is a description of the valuation methodologies used for Primary Pension Plan assets measured at fair value.

Cash – Cash is valued at cost which approximates fair value, and is classified as level 1 of the fair value hierarchy.

Common Collective Trusts – Common collective trusts are pools of investments within cash equivalents, equity and fixed income that are benchmarked relative to a comparable index. They are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets. The investments are are valued at net asset value (NAV) as fair value and are classified as level 2 of the fair value hierarchy.

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

Private Equity – Private equity is composed of interests in private equity funds valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets and/or common stock of privately held companies. There are no observable market values for private equity funds. The valuations for the funds are derived using a combination of different methodologies including (1) the market approach, which consists of analyzing market transactions for comparable assets, (2) the income approach using the discounted cash flow model, or (3) cost method. Private equity funds also provide audited financial statements. Private equity investments are valued at NAV as a practical expedient.

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

Other Fixed Income – non-mortgage asset backed securities, collateral held in short-term investments for derivative contract and derivatives composed of futures contracts, option contracts and other fixed income derivatives valued at a price based on observable market information or a broker quote in an over-the-counter market and classified as level 2 of the fair value hierarchy.

Real Estate – Real estate is comprised of public and private real estate investments. Real estate investments through registered investment companies that trade on an exchange are classified as level 1 of the fair value hierarchy. Investments through open end private real estate funds that are valued at the reported NAV as fair value and are classified as level 2 of the fair value hierarchy. Private real estate investments through partnership interests that are valued based on different methodologies including discounted cash flow, direct capitalization and market comparable analysis are valued at NAV as a practical expedient.

Hedge Fund – Hedge funds exposure is through fund of funds, which are made up of over 30 different hedge fund managers diversified over different hedge strategies. The fair value of the hedge fund is determined by the fund's administrator using valuation provided by the third party administrator for each of the underlying funds. Hedge fund investments are valued at NAV as a practical expedient.

The following tables set forth a summary of changes in the fair value of the Primary Pension Plan’s level 3 investment assets:

	2016
($ in millions)	Corporate Loans	Corporate Bonds
Balance, beginning of year	$3	$5
Transfers, net	—	—
Realized gains/(loss)	—	3
Unrealized (losses)/gains	—	(4)
Purchases and issuances	—	15
Sales, maturities and settlements	(3)	(12)
Balance, end of year	$—	$7

	2015
($ in millions)	Corporate Loans	Corporate Bonds
Balance, beginning of year	$5	$7
Realized gains/(loss)	—	(3)
Unrealized (losses)/gains	—	2
Purchases and issuances	—	1
Sales, maturities and settlements	(2)	(2)
Balance, end of year	$3	$5

Contributions
Our policy with respect to funding the Primary Pension Plan is to fund at least the minimum required by ERISA rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Due to our past funding of the pension plan and overall positive growth in plan assets since plan inception, there will not be any required cash contribution for funding of plan assets in 2017 under ERISA, as amended by the Pension Protection Act of 2006.

Our contributions to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2017 are anticipated to be approximately $26 million. Benefits are paid in the form of five equal annual installments to participants and no election as to the form of benefit is provided for in the unfunded plans.  The following sets forth our estimated future benefit payments:

($ in millions)	Primary Plan Benefits	Supplemental Plan Benefits
2017	$203	$26
2018	205	18
2019	210	16
2020	215	16
2021	221	13
2022-2026	1,160	58

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

The net periodic postretirement benefit income of $17 million in 2016, $7 million in 2015 and $8 million in 2014 is included in SG&A expenses in the Consolidated Statements of Operations. The postretirement medical and dental plan was terminated effective December 31, 2016. At the end of 2015, the postretirement medical and dental plan had no assets and an accumulated postretirement benefit obligation (APBO) of $8 million.

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

Effective January 1, 2017, the Company added a Safe Harbor 401(k) Plan that was made available for active employees hired on or after January 1, 2007. The Company matching contributions under the Safe Harbor Plan are equal to 100% of up to 5% of pay contributed by the employee. Matching contributions are credited to employees' accounts in accordance with their investment elections and fully vest immediately. The Safe Harbor Plan replaces the non-contributory retirement account.

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

The expense for these plans, which was predominantly included in SG&A expenses in the Consolidated Statements of Operations, was $49 million in 2016, $56 million in 2015 and $53 million in 2014.
16.  Restructuring and Management Transition
The components of Restructuring and management transition include:

•	Home office and stores -- charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition -- charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other -- charges related primarily to contract termination costs and other costs associated with our previous shops strategy.

The composition of restructuring and management transition charges was as follows:

				Cumulative Amount From Program Inception Through
($ in millions)	2016	2015	2014	2016
Home office and stores	$8	$42	$45	$297
Management transition	3	28	16	255
Other	15	14	26	178
Total	$26	$84	$87	$730

Activity for the restructuring and management transition liability for 2016 and 2015 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
January 31, 2015	$9	$—	$17	$26
Charges	42	28	14	84
Cash payments	(33)	(9)	(7)	(49)
Non-cash	—	(9)	(1)	(10)
January 30, 2016	18	10	23	51
Charges	8	3	15	26
Cash payments	(23)	(13)	(11)	(47)
Non-cash	1	—	—	1
January 28, 2017	$4	$—	$27	$31

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

The composition of real estate and other, net was as follows:

($ in millions)	2016	2015	2014
Net gain from sale of non-operating assets	$(5)	$(9)	$(25)
Investment income from Home Office Land Joint Venture	(28)	(41)	(53)
Net gain from sale of operating assets	(73)	(9)	(92)
Store and other asset impairments	—	20	30
Other	(5)	42	(8)
Total expense/(income)	$(111)	$3	$(148)

Investment Income from Joint Ventures
In 2016, the Company had $28 million in income related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $44 million. In 2015, the Company had $41 million in income related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $36 million.

Land Sale
In 2016, the Company sold excess land adjacent to its home office for approximately $80 million and recognized an approximate $62 million gain.

Other - Settlement of Class Action Lawsuit
During 2015, the Company accrued $50 million for the proposed settlement related to a pricing class action lawsuit. Pursuant to the settlement, the Company paid $25 million in cash to certain class members and issued $25 million of store credit to the remainder of the class members.

18.  Income Taxes

The components of our income tax expense/(benefit) were as follows:

($ in millions)	2016	2015	2014
Current
Federal and foreign	$(12)	$5	$12
State and local	4	6	8
Total current	(8)	11	20
Deferred
Federal and foreign	9	(1)	9
State and local	—	(1)	(6)
Total deferred	9	(2)	3
Total	$1	$9	$23

The following table summarizes a reconciliation of income tax expense/(benefit) compared with the amounts at the U.S. federal statutory income tax rate:

($ in millions)	2016	2015	2014
Federal income tax at statutory rate	1	(176)	(243)
State and local income tax, less federal income tax benefit	(2)	(21)	(29)
Increase/(decrease) in valuation allowance	(1)	185	290
Other, including permanent differences and credits	3	21	5
Total income tax expense/(benefit)	1	9	23

Our deferred tax assets and liabilities were as follows:

($ in millions)	2016	2015
Assets
Merchandise inventory	$27	$39
Accrued vacation pay	17	22
Gift cards	98	90
Stock-based compensation	58	77
Deferred equity adjustment	4	11
State taxes	12	15
Workers’ compensation/general liability	74	85
Accrued rent	39	37
Litigation exposure	16	32
Mirror savings plan	13	15
Pension and other retiree obligations	76	96
Net operating loss and tax credit carryforwards	931	1,072
Other	73	65
Total deferred tax assets	1,438	1,656
Valuation allowance	(993)	(1,025)
Total net deferred tax assets	445	631
Liabilities
Depreciation and amortization	(561)	(741)
Tax benefit transfers	(53)	(56)
Long-lived intangible assets	(35)	(28)
Total deferred tax liabilities	(649)	(825)
Total net deferred tax liabilities	$(204)	$(194)

Deferred tax assets and liabilities included in our Consolidated Balance Sheets were as follows:

($ in millions)	2016	2015
Other current assets	$196	$231
Other long-term liabilities	(400)	(425)
Total net deferred tax liabilities	$(204)	$(194)

As of January 28, 2017, a valuation allowance of $993 million has been recorded against our deferred tax assets. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards.

In accordance with accounting standards, we are required to allocate a portion of our tax provision between operating losses and Accumulated other comprehensive income/(loss). In 2015 and 2014, the company did not benefit any of its operating loss and incurred an actuarial loss in Other comprehensive income/(loss), the tax benefit on which was fully offset by a valuation allowance within Other comprehensive income/(loss).  In 2016, we experienced income in both continuing operations and other comprehensive income.  Under the allocation rules we are only required to recognize the valuation allowance allocable to the tax benefit attributable to losses in each component of comprehensive income.  Accordingly, there is no valuation allowance offsetting a deferred tax benefit attributable to other comprehensive income included in the total valuation allowance of $993 million noted above. However, in 2016, we recorded a $12 million tax benefit in the Consolidated Statements of Operations offset by income tax expense on actuarial gains recorded in Other comprehensive income/(loss).

For U.S. federal income tax purposes, we have $2.2 billion of gross NOL carryforwards that expire in 2032 through 2034 and $62 million of tax credit carryforwards that expire at various dates through 2034. These NOL carryforwards include an unrealized gross tax deduction of $28 million (tax effect $11 million) that will be recorded in equity when realized.

These carryforwards have a potential to be used to offset future taxable income and reduce future cash tax liabilities by approximately $931 million. The Company’s ability to utilize these carryforwards will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.
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

As discussed in Note 12, on January 27, 2014, the Board adopted the Amended Rights Agreement to help prevent acquisitions of the Company’s common stock that could result in an ownership change under Section 382 which helps preserve the Company’s ability to use its NOL and tax credit carryforwards. The Amended Rights Agreement was ratified by the shareholder vote on May 16, 2014 and remains effective through January 26, 2017. Approval required an affirmative vote of the shares of common stock present in person or by proxy at the Annual Meeting. As discussed in Note 12, the Company’s Board of Directors resubmitted the Amended Rights Agreement for stockholder approval of a subsequent three year term.

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

A reconciliation of unrecognized tax benefits is as follows:

($ in millions)	2016	2015	2014
Beginning balance	$91	$62	$70
Additions for tax positions of prior years	16	40	10
Reductions for tax positions of prior years	(24)	—	—
Settlements and effective settlements with tax authorities	(4)	(10)	(16)
Expirations of statute	—	(1)	(2)
Balance at end of year	$79	$91	$62

Unrecognized tax benefits included in our Consolidated Balance Sheets were as follows:

($ in millions)	2016	2015
Deferred taxes (current assets)	$75	$84
Accounts payable and accrued expenses (Note 6)	3	3
Other liabilities (Note 7)	1	4
Total	$79	$91

As of the end of 2016, 2015 and 2014, the unrecognized tax benefits balance included $32 million, $33 million and $36 million, respectively, that, if recognized, would be a benefit in the income tax provision after giving consideration to the offsetting effect of $11 million, $12 million and $13 million, respectively, related to the federal tax deduction of state taxes. The remaining amounts reflect tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Accrued interest and penalties related to unrecognized tax benefits included in income tax expense as of the end of 2016, 2015 and 2014 were $2 million, $3 million and $3 million, respectively.

We file income tax returns in U.S. federal and state jurisdictions and certain foreign jurisdictions. Our U.S. federal returns have been examined through 2014. We are audited by the taxing authorities of many states and certain foreign countries and are subject to examination by these taxing jurisdictions for years generally after 2008. The tax authorities may have the right to examine prior periods where federal and state NOL and tax credit carryforwards were generated, and make adjustments up to the amount of the NOL and credit carryforward amounts.
19.  Supplemental  Cash Flow Information

($ in millions)	2016	2015	2014
Supplemental cash flow information
Income taxes received/(paid), net	$(10)	$(5)	$(30)
Interest received/(paid), net	(344)	(369)	(401)
Supplemental non-cash investing and financing activity
Property contributed to joint venture	—	—	30
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	20	1	(14)
Financing costs withheld from proceeds of long-term debt	—	—	7
Purchase of property and equipment and software through capital leases and a note payable	1	1	3

20.  Litigation and Other Contingencies

Litigation
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against JCP in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to, a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs sought primarily to prevent the Company from implementing our partnership agreement with MSLO as it related to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories. On January 2, 2014, MSLO and Macy's announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant. On June 16, 2014, the court issued a ruling against the Company on the remaining claim of intentional interference, and held that Macy’s is not entitled to punitive damages. The court referred other issues related to damages to a Judicial Hearing Officer. On June 30, 2014, the Company appealed the court’s decision, and Macy’s cross-appealed a portion of the decision. On February 26, 2015, the appellate court affirmed the trial court's rulings concerning the claim of intentional interference and lack of punitive damages, and reinstated Macy's claims for intentional interference and unfair competition that had been dismissed during trial. On June 17, 2015, Macy’s appealed the court’s order that the Judicial Hearing Officer proceed with the damages phase of the proceedings on the tortious interference claim. On November 24, 2015, the Judicial Hearing Officer issued a recommendation on the amount of damages to be awarded to Macy’s. On June 6, 2016, the court adopted the Judicial Hearing Officer's recommendation on the amount of damages to be awarded to Macy's. Both parties have filed a notice of appeal. On November 10, 2016, the appellate court issued a ruling affirming the court's order, finding Macy’s challenge to the measure of damages to be untimely. The parties reached a settlement agreement, which was effective as of January 13, 2017. On January 31, 2017, the court entered an order dismissing the case with prejudice.

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

Contingencies
As of January 28, 2017, we estimated our total potential environmental liabilities to range from $20 million to $26 million and recorded our best estimate of $24 million in Other accounts payable and accrued expenses and Other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.
21.  Subsequent Events

On March 17, 2017, the Company finalized its announced plans to close a distribution facility and 138 stores and to relocate and sell a distribution facility in 2017. These strategic decisions will help align the Company's brick-and-mortar presence with its omnichannel network, thereby redirecting capital resources to invest in locations and initiatives that offer the greatest revenue potential. As a result of the store actions, the Company will close a distribution center located in Lakeland, Florida in early June, at which time operations will transfer to the Company's logistics facility in Atlanta as part of a strategic effort to streamline store support services. Also, on March 10, 2017, the Company entered into a contract to sell its supply chain facility in Buena Park, California for approximately $130 million with plans to close on the sale on or before March 31, 2017. In connection with the store closings, the Company expects to incur charges primarily related to lease termination obligation expenses, non-cash asset impairments and transition costs as the store closings are executed in 2017.
The Company also initiated a Voluntary Early Retirement Program (VERP) for approximately 6,000 eligible associates. Eligibility for the VERP will generally include home office, stores and supply chain personnel who met certain criteria related to age and years of service as of January 31, 2017. The consideration period for eligible associates to accept the VERP will end on March 31, 2017. Based on the number of eligible associates that irrevocably accept the VERP, the Company will record the related charges in the first quarter of 2017.

22.  Quarterly Results of Operations (Unaudited)

The following is a summary of our quarterly unaudited consolidated results of operations for 2016 and 2015:

2016
($ in millions, except EPS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total net sales	$2,811	$2,918	$2,857	$3,961
Gross margin	1,018	1,084	1,062	1,312
SG&A expenses	872	853	888	925
Restructuring and management transition(1)	6	9	2	9
Net income/(loss)(2)	(68)	(56)	(67)	192
Diluted earnings/(loss) per share(3)	$(0.22)	$(0.18)	$(0.22)	$0.61
2015
($ in millions, except EPS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total net sales	$2,857	$2,875	$2,897	$3,996
Gross margin	1,041	1,065	1,082	1,363
SG&A expenses	965	901	947	962
Restructuring and management transition(4)	22	17	14	31
Net income/(loss)(5)	(150)	(117)	(115)	(131)
Diluted earnings/(loss) per share(3)	$(0.49)	$(0.38)	$(0.38)	$(0.43)

(1)	Restructuring and management transition charges (Note 16) by quarter for 2016 consisted of the following:

($ in million)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Home office and stores	$4	$—	$2	$2
Management transition	2	1	—	—
Other	—	8	—	7
Total	$6	$9	$2	$9

(2)
The first, second and third quarters of 2016 contained increases of $13 million, $19 million and $30 million, respectively, and the fourth quarter contained a decrease of $94 million to our tax valuation allowance. The first quarter of 2016 contained gains from non-operating assets sales (Note 17) of $5 million.

(3)	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(4)	Restructuring and management transition charges (Note 16) by quarter for 2015 consisted of the following:

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Home office and stores	$14	$15	$9	$4
Management transition	6	1	3	18
Other	2	1	2	9
Total	$22	$17	$14	$31

(5)
The first, second, third and fourth quarters of 2015 contained increases to our tax valuation allowance of $44 million, $46 million, $41 million, and $110 million, respectively. The first, second and third quarters of 2015 contained gains from non-operating assets sales (Note 17) of $2 million, $6 million and $1 million, respectively.

Exhibit Index

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
2.1	Agreement and Plan of Merger dated as of January 23, 2002, between JCP and Company	8-K	001-15274	2	1/28/2002
3.1	Restated Certificate of Incorporation of the Company, as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	Bylaws of the Company, as amended to July 20, 2016	8-K	001-15274	3.1	7/21/2016
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
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

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
4.10	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994	10-Q	001-15274	4	9/6/2002
4.11	Indenture, dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and Wilmington Trust, National Association	8-K	001-15274	4.1	9/15/2014
4.12	First Supplemental Indenture (including the form of Note), dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., and Wilmington Trust, National Association	8-K	001-15274	4.2	9/15/2014
4.13	Indenture (including the form of Note), dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association	8-K	001-15274	4.1	6/24/2016
4.14	Warrant Purchase Agreement dated June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.1	6/14/2011
4.15	Warrant dated as of June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.2	6/14/2011
4.16	Amended and Restated Rights Agreement, dated as of January 27, 2014, by and between J. C. Penney Company, Inc. and Computershare Inc., as Rights Agent	8-K	001-15274	4.1	1/28/2014
4.17	First Amendment to the Amended and Restated Rights Agreement, dated as of January 23, 2017, by and between J. C. Penney Company, Inc. and Computershare Inc., as Rights Agent	8-K	001-15274	4.1	1/23/2017
10.1	Credit Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Revolving Agent and Swingline Lender, Bank of America, N.A., as Term Agent, Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Collateral Agents and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	6/23/2014
10.2	Amendment No. 1 to Credit Agreement dated as of December 10, 2015 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the guarantors party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Revolving Agent, Bank of America, N.A., as Term Agent, Wells Fargo Bank, National Association and Bank of America, N.A., as co-collateral agents, and the lenders party thereto.	8-K	001-15274	10.1	12/11/2015
10.3	Guarantee and Collateral Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and Wells Fargo Bank, National Association, as Administrative Agent	8-K	001-15274	10.2	6/23/2014
10.4	Restatement Agreement, dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-15274	10.1	6/24/2016
10.5	Amended and Restated Pledge and Security Agreement, dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as collateral agent	8-K	001-15274	10.2	6/24/2016
10.6	Intercreditor and Collateral Cooperation Agreement, dated as of June 23, 2016, among Wells Fargo Bank, National Association, as representative for the ABL secured parties, Wilmington Trust, National Association, as representative for the term loan/notes secured parties, J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and the subsidiary guarantors party thereto	8-K	001-15274	10.3	6/24/2016

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.7	Pari Passu Intercreditor Agreement, dated as of June 23, 2016, among Wilmington Trust, National Association, as collateral agent, Wilmington Trust, National Association, as trustee, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-15274	10.4	6/24/2016
10.8	Consumer Credit Card Program Agreement by and between JCP and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	11/6/2009
10.9	First Amendment, dated as of October 29, 2010, to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	10/29/2010
10.10	Second Amendment dated as of January 30, 2013 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009 and as amended by the First Amendment thereto dated as of October 29, 2010	8-K	001-15274	10.1	2/4/2013
10.11	Third Amendment dated as of October 11, 2013 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010 and the Second Amendment thereto dated as of January 30, 2013	8-K	001-15274	10.1	10/15/2013
10.12	Fourth Amendment dated February 25, 2014 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013 and the Third Amendment thereto dated October 11, 2013	10-Q	001-15274	10.1	6/3/2014
10.13	Fifth Amendment dated as of April 6, 2015 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and Synchrony Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013, the Third Amendment thereto dated October 11, 2013 and the Fourth Amendment thereto dated February 25, 2014	10-Q	001-15274	10.1	6/4/2015
10.14	Sixth Amendment dated as of June 26, 2015 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and Synchrony Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013, the Third Amendment thereto dated October 11, 2013, the Fourth Amendment thereto dated February 25, 2014, and the Fifth Amendment thereto dated April 6, 2015	10-K	001-15274	10.14	3/16/2016
10.15	Seventh Amendment dated as of August 17, 2016 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and Synchrony Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013, the Third Amendment thereto dated October 11, 2013, the Fourth Amendment thereto dated February 25, 2014, the Fifth Amendment thereto dated April 6, 2015, and the Sixth Amendment thereto dated June 26, 2015	10-Q	001-15274	10.2	11/30/2016

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.16
Eighth Amendment dated as of January 18, 2017 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and Synchrony Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013, the Third Amendment thereto dated October 11, 2013, the Fourth Amendment thereto dated February 25, 2014, the Fifth Amendment thereto dated April 6, 2015, the Sixth Amendment thereto dated June 26, 2015, and the Seventh Amendment thereto dated August 17, 2016
						†
10.17**	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan	10-K	001-00777	10(k)	4/24/1989
10.18**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	001-00777	B	4/20/1993
10.19**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	4/18/1995
10.20**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	4/25/1990
10.21**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	4/11/1997
10.22**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	4/11/2001
10.23**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan, as amended through 12/10/2008	10-K	001-15274	10.7	3/31/2009
10.24**	J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/31/2009
10.25**	J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/28/2012
10.26**	J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/21/2014
10.27**	J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/23/2016
10.28**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated effective July 1, 2007	10-Q	001-15274	10.1	9/12/2007
10.29**	Form of Notice of Restricted Stock Award - Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	2/15/2005
10.30**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	5/24/2005
10.31**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005
10.32**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	9/26/2007
10.33**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective December 3, 2013	10-Q	001-15274	10.3	12/5/2013
10.34**	JCP Form of Termination Pay Agreement	8-K	001-15274	10.2	5/21/2015
10.35**	JCP Form of Executive Termination Pay Agreement. as amended and restated effective December 17, 2015	10-K	001-15274	10.3	3/16/2016
10.36**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	5/19/2006
10.37**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	5/19/2006

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.38**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	2/15/2005
10.39**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.30	5/19/2006
10.40**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	5/19/2006
10.41**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/15/2007
10.42**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.10	3/7/2008
10.43**	JCP 2009 Change in Control Plan	10-K	001-15274	10.6	3/31/2009
10.44**	J. C. Penney Corporation, Inc. Change in Control Plan, effective January 10, 2011	8-K	001-15274	10.1	6/14/2011
10.45**	Form of Indemnification Trust Agreement between JCP and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended March 30, 1987	Def. Proxy Stmt.	001-00777	Exhibit 1 to Exhibit B	4/24/1987
10.46**	Second Amendment to Indemnification Trust Agreement between JCP and JPMorgan Chase Bank, effective as of January 27, 2002	10-K	001-15274	10.53	3/31/2009
10.47**	Third Amendment to Indemnification Trust Agreement between Company, JCP and JPMorgan Chase Bank, effective as of June 1, 2008	10-Q	001-15274	10.20	9/10/2008
10.48**	Fourth Amendment to Indemnification Trust Agreement between Company, JCP and SunTrust Bank, dated as of October 5, 2016	10-Q	001-15274	10.1	11/30/2016
10.49**	Form of Indemnification Agreement between Company, JCP and individual Indemnitees, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	4/25/2002
10.50**	Special Rules for Reimbursements Subject to Code Section 409A under Indemnification Agreement between Company, JCP and individual Indemnitees, adopted December 9, 2008	10-K	001-15274	10.6	3/31/2009
10.51**	JCP Mirror Savings Plan, amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.6	3/31/2009
10.52**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008 and as further amended through December 10, 2008	10-K	001-15274	10.62	3/31/2009
10.53**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.2	9/9/2009
10.54**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.40	9/9/2009
10.55**	Amended and Restated J. C. Penney Corporation, Inc., Management Incentive Compensation Program, effective January 29, 2017					†
10.56**	Notice of Restricted Stock Unit Grant for Edward J. Record	10-K	001-15274	10.61	3/23/2015
10.57**	Form of Executive Termination Pay Agreement between J. C. Penney Company, Inc. and Marvin R. Ellison	8-K	001-15274	10.20	10/14/2014
10.58**	Notice of Restricted Stock Unit Grant for Marvin R. Ellison	10-K	001-15274	10.64	3/23/2015
10.59**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.8	3/20/2013
10.60**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.8	3/20/2013
10.61**	Form of Notice of 2014 Performance-Contingent Stock Option Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan for Myron E. Ullman, III	8-K	001-15274	10.1	3/24/2014

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.62**	Form of Notice of 2014 Performance-Contingent Stock Option Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.2	3/24/2014
10.63**	Form of Notice of 2015 CEO Performance Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.2	6/4/2015
10.64**	Form of Notice of 2015 CEO Stock Option Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.3	6/4/2015
10.65**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.4	6/4/2015
10.66**	Form of Notice of Stock Option Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.5	6/4/2015
10.67**	Form of Notice of Performance Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.6	6/4/2015
10.68**	Notice of Restricted Stock Unit Grant for Andrew Drexler	10-K	001-15274	10.71	3/16/2016
10.69**	Notice of Stock Option Grant for Andrew Drexler	10-K	001-15274	10.72	3/16/2016
10.70**	Form of Stock Option Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-K	001-15274	10.73	3/16/2016
10.71**	Form of Restricted Stock Unit Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-K	001-15274	10.74	3/16/2016
10.72**	Form of Performance Unit Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.1	5/31/2016
10.73**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	10-Q	001-15274	10.2	8/30/2016
12	Computation of Ratios of Earnings to Fixed Charges					†
21	Subsidiaries of the Registrant					†
23	Consent of Independent Registered Public Accounting Firm					†
24	Power of Attorney					†
31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

** Indicates a management contract or compensatory plan or arrangement.