Form 10-Q
period 2017-04-29
J C PENNEY CO INC
filed 2017-06-07
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 309,996,241 shares of Common Stock of 50 cents par value, as of June 2, 2017.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended April 29, 2017

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	April 29, 2017	April 30, 2016
Total net sales	$2,706	$2,811
Cost of goods sold	1,723	1,793
Gross margin	983	1,018
Operating expenses/(income):
Selling, general and administrative (SG&A)	843	872
Pension	(2)	2
Depreciation and amortization	145	154
Real estate and other, net	(118)	(38)
Restructuring and management transition	220	6
Total operating expenses	1,088	996
Operating income/(loss)	(105)	22
(Gain)/loss on extinguishment of debt	—	(4)
Net interest expense	87	95
Income/(loss) before income taxes	(192)	(69)
Income tax expense/(benefit)	(12)	(1)
Net income/(loss)	$(180)	$(68)
Earnings/(loss) per share:
Basic	$(0.58)	$(0.22)
Diluted	$(0.58)	$(0.22)
Weighted average shares – basic	309.6	307.2
Weighted average shares – diluted	309.6	307.2
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended
($ in millions)	April 29, 2017	April 30, 2016
Net income/(loss)	$(180)	$(68)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Net actuarial gain/(loss) arising during the period (1)	5	—
Prior service credit/(cost) arising during the period (2)	—	5
Reclassification for net actuarial (gain)/loss (3)	—	(1)
Reclassification for amortization of prior service (credit)/cost (4)	1	—
Net curtailment gain (5)	20	—
Cash flow hedges
Gain/(loss) on interest rate swaps (6)	(3)	(3)
Reclassification for periodic settlements (7)	2	2
Total other comprehensive income/(loss), net of tax	25	3
Total comprehensive income/(loss), net of tax	$(155)	$(65)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

(1)	Net of $(4) million in tax in the three months ended April 29, 2017.

(2)	Net of $(3) million in tax in the three months ended April 30, 2016.

(3)
Net of $1 million in tax in the three months ended April 30, 2016. Pre-tax amount of $(2) million in the three months ended April 30, 2016 was recognized in SG&A in the Consolidated Statements of Operations.

(4)
Net of $(1) million in tax in the three months ended April 29, 2017. Pre-tax amounts of $2 million in both the three months ended April 29, 2017 and April 30, 2016 were recognized in Pension in the Consolidated Statements of Operations. Pre-tax amount of $(2) million in the three months ended April 30, 2016 was recognized in SG&A in the Consolidated Statements of Operations.

(5)
Net of $(11) million in tax in the three months ended April 29, 2017. Pre-tax prior service cost of $5 million related to the curtailment is included in Restructuring and management transition in the Consolidated Statements of Operations in the three months ended April 29, 2017.

(6)	Net of $1 million of tax in both the three months ended April 29, 2017 and April 30, 2016.

(7)
Net of $(1) million of tax for both the three months ended April 29, 2017 and April 30, 2016 and $3 million in pre-tax amounts for both the three months ended April 29, 2017 and April 30, 2016 was recognized in Net interest expense in the Consolidated Statements of Operations.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	April 29, 2017	April 30, 2016	January 28, 2017
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$157	$166	$125
Cash short-term investments	206	249	762
Cash and cash equivalents	363	415	887
Merchandise inventory	2,949	2,925	2,854
Prepaid expenses and other	228	227	160
Total current assets	3,540	3,567	3,901
Property and equipment (net of accumulated depreciation of $3,903, $3,852 and $3,842)	4,437	4,735	4,599
Other assets	610	593	618
Total Assets	$8,587	$8,895	$9,118
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$893	$995	$977
Other accounts payable and accrued expenses	1,035	1,125	1,164
Current portion of capital leases, financing obligation and note payable	12	17	15
Current maturities of long-term debt	307	321	263
Total current liabilities	2,247	2,458	2,419
Long-term capital leases, financing obligation and note payable	217	7	219
Long-term debt	4,066	4,388	4,339
Deferred taxes	203	194	204
Other liabilities	649	598	583
Total Liabilities	7,382	7,645	7,764
Stockholders’ Equity
Common stock(1)	155	154	154
Additional paid-in capital	4,684	4,659	4,679
Reinvested earnings/(accumulated deficit)	(3,186)	(3,075)	(3,006)
Accumulated other comprehensive income/(loss)	(448)	(488)	(473)
Total Stockholders’ Equity	1,205	1,250	1,354
Total Liabilities and Stockholders’ Equity	$8,587	$8,895	$9,118

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 309.8 million, 307.3 million and 308.3 million as of April 29, 2017, April 30, 2016 and January 28, 2017, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
($ in millions)	April 29, 2017	April 30, 2016
Cash flows from operating activities
Net income/(loss)	$(180)	$(68)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	77	(1)
Asset impairments and other charges	1	1
Net gain on sale of non-operating assets	—	(5)
Net gain on sale of operating assets	(117)	(8)
(Gain)/loss on extinguishment of debt	—	(4)
Depreciation and amortization	145	154
Benefit plans	111	(12)
Stock-based compensation	7	10
Deferred taxes	(18)	(3)
Change in cash from:
Inventory	(95)	(204)
Prepaid expenses and other	(71)	(59)
Merchandise accounts payable	(84)	70
Current income taxes	5	(1)
Accrued expenses and other	(127)	(264)
Net cash provided by/(used in) operating activities	(346)	(394)
Cash flows from investing activities
Capital expenditures	(83)	(39)
Net proceeds from sale of non-operating assets	—	2
Net proceeds from sale of operating assets	136	12
Joint venture return of investment	8	14
Net cash provided by/(used in) investing activities	61	(11)
Cash flows from financing activities
Payments of capital leases, financing obligation and note payable	(6)	(14)
Payments of long-term debt	(230)	(62)
Proceeds from stock options exercised	—	1
Tax withholding payments for vested restricted stock	(3)	(5)
Net cash provided by/(used in) financing activities	(239)	(80)
Net increase/(decrease) in cash and cash equivalents	(524)	(485)
Cash and cash equivalents at beginning of period	887	900
Cash and cash equivalents at end of period	$363	$415

Supplemental cash flow information
Income taxes received/(paid), net	$(1)	$(3)
Interest received/(paid), net	(104)	(122)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	5	41

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
These unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying unaudited Interim Consolidated Financial Statements, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (2016 Form 10-K). We follow substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2016 Form 10-K. The January 28, 2017 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2016 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended April 29, 2017” and “three months ended April 30, 2016” refer to the 13-week periods ended April 29, 2017 and April 30, 2016, respectively. Fiscal year 2017 contains 53 weeks, and fiscal year 2016 contains 52 weeks.
Basis of Consolidation
All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income/(loss) in any period.

2. Effect of New Accounting Standards
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The new standard no longer requires allocating valuation allowances between current and noncurrent deferred tax assets because those allowances are classified as noncurrent. The Company adopted ASU 2015-17 retrospectively in its first quarter ended April 29, 2017. As a result of the retrospective adoption, the Company reclassified deferred tax assets of $231 million and $196 million as of April 30, 2016, and January 28, 2017, respectively, from Deferred taxes (a component of current assets) to a reduction in Deferred taxes (a component of long-term liabilities) on the unaudited Interim Consolidated Balance Sheets.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Under previous guidance, net realizable value is one of several calculations an entity needs to make to measure inventory at the lower of cost or market. However, companies will continue to apply their existing impairment models to inventories that are accounted for using last-in first-out (LIFO) and the retail inventory method (RIM). The Company adopted ASU 2015-11 in its first quarter ended April 29, 2017. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows as substantially all of our inventory is measured by the RIM impairment model which is considered a continued acceptable method under the new standard.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes how companies account for certain aspects of share-based payments to employees. Entities are required to recognize the income tax effects of awards (windfalls or shortfalls) in the income statement when the awards vest or are settled (i.e., additional paid-in capital or APIC pools will be eliminated). The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures also changed. The ASU also provides a practical expedient for public companies that allows the use of a simplified method to estimate the expected term for certain awards. The Company adopted ASU 2016-09 in its first quarter ended April 29, 2017.

As a result of ASU 2016-09 requiring all windfalls and shortfalls to be recognized when they arise, excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable have been recorded on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of January 29, 2017. Additionally, the deferred tax assets recognized as a result of this transition guidance have been assessed for realizability and any valuation allowance has been recognized as part of the cumulative effect adjustment to retained earnings also as a result of this transition guidance. Considering these aspects of transitioning to the new guidance, there was no impact to retained earnings as a result of a valuation allowance being recorded against the related deferred tax asset recorded as the cumulative adjustment.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-05). Under the ASU, the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The Company adopted ASU 2016-05 in the first quarter ended April 29, 2017 and the new guidance had no impact as the Company had no transactions involving the novation of a derivative.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside of operating income, if this subtotal is presented. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Entities should apply this guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively, on and after the effective date, for any capitalization of the service cost component of net periodic pension cost in assets. We are currently evaluating the effect that adopting this new accounting guidance will have on our financial condition, results of operations, or cash flows.
3. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended
(in millions, except per share data)	April 29, 2017	April 30, 2016
Earnings/(loss)
Net income/(loss)	$(180)	$(68)
Shares
Weighted average common shares outstanding (basic shares)	309.6	307.2
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—
Weighted average shares assuming dilution (diluted shares)	309.6	307.2
EPS
Basic	$(0.58)	$(0.22)
Diluted	$(0.58)	$(0.22)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended
(Shares in millions)	April 29, 2017	April 30, 2016
Stock options, restricted stock awards and warrant	33.1	35.2
4. Long-Term Debt

($ in millions)	April 29, 2017	April 30, 2016	January 28, 2017
Issue:
5.65% Senior Notes Due 2020 (1)	$400	$400	$400
5.75% Senior Notes Due 2018 (1)	265	265	265
5.875% Senior Secured Notes Due 2023 (1)	500	—	500
6.375% Senior Notes Due 2036 (1)	388	388	388
6.9% Notes Due 2026	2	2	2
7.125% Debentures Due 2023	10	10	10
7.4% Debentures Due 2037	313	313	313
7.625% Notes Due 2097	500	500	500
7.65% Debentures Due 2016	—	78	—
7.95% Debentures Due 2017	—	220	220
8.125% Senior Notes Due 2019	400	400	400
2016 Term Loan Facility	1,657	—	1,667
2013 Term Loan Facility	—	2,188	—
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and note payable	4,435	4,764	4,665
Unamortized debt issuance costs	(62)	(55)	(63)
Total debt, excluding capital leases, financing obligation and note payable	4,373	4,709	4,602
Less: current maturities	307	321	263
Total long-term debt, excluding capital leases, financing obligation and note payable	$4,066	$4,388	$4,339

(1)	These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%.
5. Derivative Financial Instruments

We use derivative financial instruments for hedging and non-trading purposes to manage our exposure to changes in interest rates. Use of derivative financial instruments in hedging programs subjects us to certain risks, such as market and credit risks. Market risk represents the possibility that the value of the derivative instrument will change. In an effective hedging relationship, the change in the value of the derivative is offset to a great extent by the change in the value of the underlying hedged item. Credit risk related to derivatives represents the possibility that the counterparty will not fulfill the terms of the contract. The notional, or contractual, amount of our derivative financial instruments is used to measure interest to be paid or received and does not represent our exposure due to credit risk. Credit risk is monitored through established approval procedures, including setting concentration limits by counterparty, reviewing credit ratings and requiring collateral (generally cash) from the counterparty when appropriate.

When we use derivative financial instruments for the purpose of hedging our exposure to interest rates, the contract terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument qualifies for hedge accounting, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in accumulated other comprehensive income/(loss) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings during the period. Instruments that do not meet the criteria for hedge accounting, or contracts for which we have not elected to apply hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.

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
Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	April 29, 2017	April 30, 2016	January 28, 2017	Balance Sheet Location	April 29, 2017	April 30, 2016	January 28, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	N/A	$—	$—	$—	Other accounts payable and accrued expenses	$2	$2	$2
Interest rate swaps	N/A	—	—	—	Other liabilities	11	29	10
Total derivatives designated as hedging instruments		$—	$—	$—		$13	$31	$12
6. Restructuring and Management Transition

On March 17, 2017, the Company finalized its plans to close 138 stores to help align the Company's brick-and-mortar presence with its omnichannel network, thereby redirecting capital resources to invest in locations and initiatives that offer the greatest revenue potential. The expected store closures resulted in a $77 million asset impairment charge for store assets with limited future use and a $14 million severance charge for the expected displacement of store associates. Other store related closing costs such as certain lease obligations will be recorded as incurred when each respective store ceases operations.

The Company also initiated a Voluntary Early Retirement Program (VERP) for approximately 6,000 eligible associates. Eligibility for the VERP included home office, stores and supply chain personnel who met certain criteria related to age and years of service as of January 31, 2017. The consideration period for eligible associates to accept the VERP ended on March 31, 2017. Based on the approximately 2,800     associates who elected to accept the VERP, we incurred a total charge of $112 million for enhanced retirement benefits. The enhanced retirement benefits increased the projected benefit obligation (PBO) of the Primary Pension Plan and the Supplemental Pension Plans by $88 million and $24 million, respectively. In addition, we incurred curtailment charges of $6 million related to our Primary Pension Plan and $2 million related to Supplemental Pension Plans as a result of the reduction in the expected years of future service related to these plans. As a result of these curtailments, the assets and the liabilities for our Primary Pension Plan and the liabilities of certain Supplemental Pension Plans were remeasured as of March 31, 2017. The discount rate used for the March 31 remeasurements was 4.34% compared to the year-end 2016 discount rate of 4.40%. The remeasurement and curtailment resulted in the PBO of our Primary Pension Plan decreasing by $3 million and the related assets increasing by $34 million and the PBO of our Supplemental Pension Plans increasing by $3 million. As of April 29, 2017, the funded status of the Primary Pension Plan was 98%.

The components of Restructuring and management transition include:

•	VERP -- charges for enhanced retirement benefits, curtailment and other expenses related to the VERP;

•	Home office and stores -- charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition -- charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other -- charges related primarily to contract termination costs and other costs associated with our previous shops strategy and costs related to the closure of certain supply chain locations.
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Cumulative Amount From Program Inception Through April 29, 2017
($ in millions)	April 29, 2017	April 30, 2016
VERP	$122	$—	$122
Home office and stores	98	4	395
Management transition	—	2	255
Other	—	—	178
Total	$220	$6	$950

 Activity for the restructuring and management transition liability for the three months ended April 29, 2017 was as follows:

($ in millions)	Home Office and Stores	Other	Total
January 28, 2017	$4	$27	$31
Charges	21	—	21
Cash payments	(6)	(19)	(25)
April 29, 2017	$19	$8	$27

7. Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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
Cash Flow Hedges Measured on a Recurring Basis
The $13 million, $31 million and $12 million fair value of our cash flow hedges as of April 29, 2017, April 30, 2016 and January 28, 2017, respectively, are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

Other Non-Financial Assets Measured on a Non-Recurring Basis
In connection with the Company announcing its plan to close underperforming department stores, long-lived assets held and used with a carrying value of $86 million were written down to their fair value of $9 million, resulting in asset impairment charges of $77 million. The fair value was determined based on comparable market values of similar properties or on a rental income approach and the significant inputs related to valuing the store related assets are classified as Level 2 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	April 29, 2017		April 30, 2016		January 28, 2017
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and note payable	$4,435	$4,222	$4,764	$4,488	$4,665	$4,495
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of April 29, 2017, April 30, 2016 and January 28, 2017, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.
8. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the three months ended April 29, 2017:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
January 28, 2017	308.3	$154	$4,679	$(3,006)	$(473)	$1,354
Net income/(loss)	—	—	—	(180)	—	(180)
Other comprehensive income/(loss)	—	—	—	—	25	25
Stock-based compensation and other	1.5	1	5	—	—	6
April 29, 2017	309.8	$155	$4,684	$(3,186)	$(448)	$1,205

Accumulated Other Comprehensive Income/(Loss)
The following table shows the changes in accumulated other comprehensive income/(loss) balances for the three months ended April 29, 2017:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
January 28, 2017	$(421)	$(33)	$(2)	$(17)	$(473)
Other comprehensive income/(loss) before reclassifications	22	—	—	(3)	19
Amounts reclassified from accumulated other comprehensive income	—	4	—	2	6
April 29, 2017	$(399)	$(29)	$(2)	$(18)	$(448)

9. Retirement Benefit Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan) and non-contributory supplemental pension plans were as follows:

	Three Months Ended
($ in millions)	April 29, 2017	April 30, 2016
Primary Pension Plan
Service cost	$11	$14
Interest cost	37	38
Expected return on plan assets	(54)	(54)
Amortization of prior service cost/(credit)	2	2
Net periodic benefit expense/(income)	$(4)	$—

Supplemental Pension Plans
Service cost	$—	$—
Interest cost	2	2
Amortization of prior service cost/(credit)	—	—
Net periodic benefit expense/(income)	$2	$2

Primary and Supplemental Pension Plans Total
Service cost	$11	$14
Interest cost	39	40
Expected return on plan assets	(54)	(54)
Amortization of prior service cost/(credit)	2	2
Net periodic benefit expense/(income)	$(2)	$2
Additionally, the Company had net periodic postretirement income of $4 million, in the three months ended April 30, 2016 related to the Company's noncontributory postretirement medical and dental plan which was included in SG&A expense in the unaudited Interim Consolidated Statements of Operations. The postretirement medical and dental plan was terminated effective December 31, 2016.
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

The composition of Real estate and other, net was as follows:

	Three Months Ended
($ in millions)	April 29, 2017	April 30, 2016
Net gain from sale of non-operating assets	$—	$(5)
Investment income from Home Office Land Joint Venture	(1)	(24)
Net gain from sale of operating assets	(117)	(8)
Other	—	(1)
Total expense/(income)	$(118)	$(38)

Investment Income from Joint Ventures
During the first three months of 2017, the Company had income of $1 million related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $8 million. During the first three months of 2016, the Company had income of $24 million related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $38 million.

Net Gain from Sale of Operating Assets
During the first quarter of 2017, we completed the sale of our Buena Park, California distribution facility for a net sale price of
$131 million and recorded a net gain of $111 million.
11. Income Taxes
The net tax benefit of $12 million for the three months ended April 29, 2017 consisted of state and foreign tax expenses of $3 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $16 million benefit relating to other comprehensive income and net tax benefits of $1 million resulting from state audit settlements.
As of April 29, 2017, we have approximately $2.1 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $62 million of tax credit carryforwards that expire at various dates through 2035. A federal valuation allowance of $816 million fully offsets the deferred tax assets resulting from the NOL and tax credit carryforwards that expire at various dates through 2034. A valuation allowance of $241 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the first quarter of 2017, the valuation allowance was increased by $64 million to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards.
12. Litigation and Other Contingencies
Litigation
Macy’s Litigation
On August 16, 2012, Macy’s, Inc. and Macy’s Merchandising Group, Inc. (together the Plaintiffs) filed suit against JCP in the Supreme Court of the State of New York, County of New York, alleging that the Company tortiously interfered with, and engaged in unfair competition relating to, a 2006 agreement between Macy’s and Martha Stewart Living Omnimedia, Inc. (MSLO) by entering into a partnership agreement with MSLO in December 2011. The Plaintiffs sought primarily to prevent the Company from implementing our partnership agreement with MSLO as it related to products in the bedding, bath, kitchen and cookware categories. The suit was consolidated with an already-existing breach of contract lawsuit by the Plaintiffs against MSLO, and a bench trial commenced on February 20, 2013. On October 21, 2013, the Company and MSLO entered into an amendment of the partnership agreement, providing in part that the Company will not sell MSLO-designed merchandise in the bedding, bath, kitchen and cookware categories. On January 2, 2014, MSLO and Macy's announced that they had settled the case as to each other, and MSLO was subsequently dismissed as a defendant. On June 16, 2014, the court issued a ruling against the Company on the remaining claim of intentional interference, and held that Macy’s is not entitled to punitive damages. The court referred other issues related to damages to a Judicial Hearing Officer. On June 30, 2014, the Company appealed the court’s decision, and Macy’s cross-appealed a portion of the decision. On February 26, 2015, the appellate court affirmed the trial court's rulings concerning the claim of intentional interference and lack of punitive damages, and reinstated Macy's claims for intentional interference and unfair competition that had been dismissed during trial. On June 17, 2015, Macy’s appealed the court’s order that the Judicial Hearing Officer proceed with the damages phase of the proceedings on the tortious interference claim. On November 24, 2015, the Judicial Hearing Officer issued a recommendation on the amount of damages to be awarded to Macy’s. On June 6, 2016, the court adopted the Judicial Hearing Officer's recommendation on the amount of damages to be awarded to Macy's and both parties filed a notice of appeal. On November 10, 2016, the appellate court issued a ruling affirming the court's order, finding Macy’s challenge to the measure of damages to be untimely. The parties subsequently reached a settlement agreement, which was effective as of January 13, 2017. On January 31, 2017, the court entered an order dismissing the case with prejudice.

Class Action Securities Litigation
The Company, Myron E. Ullman, III and Kenneth H. Hannah are parties to the Marcus consolidated purported class action lawsuit in the U.S. District Court, Eastern District of Texas, Tyler Division. The Marcus consolidated complaint is purportedly brought on behalf of persons who acquired our common stock during the period from August 20, 2013 through September 26, 2013, and alleges claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiff claims that the defendants made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused our common stock to trade at artificially inflated prices.  The consolidated complaint seeks class certification, unspecified compensatory damages, including interest, reasonable costs and expenses, and other relief as the court may deem just and proper. Defendants filed a motion to dismiss the consolidated complaint which was denied by the court on September 29, 2015. Defendants filed an answer to the consolidated complaint on November 12, 2015. Plaintiff filed a motion for class certification on January 25, 2016, and on August 29, 2016, a magistrate judge issued a report and recommendation that the motion for class certification be granted. The district court adopted this report and recommendation granting class certification on March 8, 2017.

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

The parties have reached an agreement in principle, subject to court approval, to settle the consolidated securities class action for $97.5 million, which will be funded by insurance. While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

ERISA Class Action Litigation
JCP and certain present and former members of JCP's Board of Directors have been sued in a purported class action complaint by plaintiffs Roberto Ramirez and Thomas Ihle, individually and on behalf of all others similarly situated, which was filed on July 8, 2014 in the U.S. District Court, Eastern District of Texas, Tyler Division. The suit alleges that the defendants violated Section 502 of the Employee Retirement Income Security Act (ERISA) by breaching fiduciary duties relating to the J. C. Penney Corporation, Inc. Savings, Profit-Sharing and Stock Ownership Plan (the Plan). The class period is alleged to be between November 1, 2011 and September 27, 2013. Plaintiffs allege that they and others who invested in or held Company stock in the Plan during this period were injured because defendants allegedly made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused the Company’s common stock to trade at artificially inflated prices. The complaint seeks class certification, declaratory relief, a constructive trust, reimbursement of alleged losses to the Plan, actual damages, attorneys’ fees and costs, and other relief. Defendants filed a motion to dismiss the complaint which was granted in part and denied in part by the court on September 29, 2015. The parties reached a settlement agreement, subject to final court approval, pursuant to which JCP would make available $4.5 million to settle class members’ claims, and the court granted preliminary approval of the settlement on January 3, 2017. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Employment Class Action Litigation
JCP is a defendant in a class action proceeding entitled Tschudy v. JCPenney Corporation filed on April 15, 2011 in the U.S.
District Court, Southern District of California. The lawsuit alleges that JCP violated the California Labor Code in connection with the alleged forfeiture of accrued and vested vacation time under its “My Time Off” policy. The class consists of all JCP employees who worked in California from April 5, 2007 to the present. Plaintiffs amended the complaint to assert additional claims under the Illinois Wage Payment and Collection Act on behalf of all JCP employees who worked in Illinois from January 1, 2004 to the present. After the court granted JCP’s motion to transfer the Illinois claims, those claims are now pending in a separate action in the U.S. District Court, Northern District of Illinois, entitled Garcia v. JCPenney Corporation. The lawsuits seek compensatory damages, penalties, interest, disgorgement, declaratory and injunctive relief, and attorney’s fees and costs. Plaintiffs in both lawsuits filed motions, which the Company opposed, to certify these actions on behalf of all employees in California and Illinois based on the specific claims at issue. On December 17, 2014, the California court granted plaintiffs’ motion for class certification. Pursuant to a motion by the Company, the California court decertified the class on December 9, 2015. On March 30, 2016, the California court granted JCP’s motion for summary judgment. On April 26, 2016, the California plaintiffs filed a notice of appeal. On May 4, 2016, the California court entered judgment for JCP on all plaintiffs’ claims. The Illinois court denied without prejudice plaintiffs' motion for class certification pending the filing of an amended complaint. Plaintiffs filed their amended complaint in the Illinois lawsuit on April 14, 2015 and the Company answered. On July 2, 2015, the Illinois plaintiffs renewed their motion for class certification, which the Illinois court granted on March 8, 2016. The parties have reached a settlement agreement, subject to court approval, to resolve the California and Illinois actions for a combined total of $6.75 million. While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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
Contingencies
As of April 29, 2017, we estimated our total potential environmental liabilities to range from $20 million to $25 million and recorded our best estimate of $24 million in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
13. Subsequent Event
On May 22, 2017, we paid approximately $334 million aggregate consideration to settle cash tender offers with respect to portions of our outstanding 5.75% Senior Notes due 2018 and 8.125% Senior Notes due 2019 (collectively, the Securities). In doing so, we recognized a loss on extinguishment of debt of $34 million which includes the premium paid over the face value of the accepted Securities of $30 million, reacquisition costs of $1 million and the write off of unamortized debt issuance costs of $3 million.
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
This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. It should be read in conjunction with our consolidated financial statements as of January 28, 2017, and for the year then ended, and related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (2016 Form 10-K). Unless otherwise indicated, all references to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Growth Initiatives

Our growth strategy for 2017 will focus on the following five initiatives:

•	Beauty;

•	Home refresh;

•	Omnichannel;

•	Pricing strategy; and

•	Women's apparel business.

First, we will continue to focus on our beauty categories of Sephora and The Salon by InStyle. In 2016, we opened 60 additional Sephora locations, bringing our total number of locations to 577, and we launched several new brands in our Sephora shops. We plan to add approximately 70 new Sephora locations, expand 32 existing locations and continue to roll out and launch new brands in 2017. With these plans every Sephora location we operate will be enhanced in 2017 either through an expansion or an updated assortment of brands. We are rebranding our salons to The Salon by InStyle and also recently implemented new functionality to jcpenney.com and our mobile app, allowing customers to book salon services appointments easily and more conveniently. Magnifying the importance of physical stores, we see Sephora and Salon as differentiators to help drive traffic and increase the frequency of visits to our stores.

Second, we plan to increase our revenue per customer with our home refresh initiative. In 2016, we established appliance showrooms in over 500 stores and plan to open new appliance showrooms in approximately 100 stores in the second quarter of 2017 and add new brand partners to our showrooms throughout the year. Additionally, we are conducting several tests within our Home Store focusing on home installed services including an HVAC install program through our partnership with Trane.

Third, we remain committed to becoming a world-class omnichannel retailer. Our online business remains strong, delivering double-digit growth in 2016. We plan to continue to drive increased online revenue in 2017 by increasing our online SKU assortment, continuing to improve site functionality, expanding our ship-from-store capabilities from approximately 250 stores to 100% of our store network and continuing to improve our mobile app.

Pricing optimization is our fourth initiative. In 2017, we have restructured the internal pricing process so that all of our pricing and promotional decisions will be made using a more data-driven approach. Once fully implemented, we expect our pricing initiatives to enhance our gross margin performance in 2017 and beyond.

Last, we are focused on improving our women's apparel offering. We are enhancing our partnership with Nike to create inspiring brand shops and offering an improved assortment of apparel, accessories and footwear across all divisions. In the women's area we will have Nike in all doors, an increase of over 400 stores from 2016. We are also converting all women's shoe areas to open sale fixtures this year and are introducing new styles and comfort features to attempt to seize available market share in footwear. In addition, we are taking steps in women's apparel to simplify the floor, better balance our career and casual offerings and creating a stronger value statement with pricing. We also plan to expand our use of customer and trend data more effectively to ensure we better understand the desires of the customer in advance of the season. Finally, we see an opportunity with the plus size community that remains underserved, and we want to become the destination for providing style, value and an appealing shopping environment. Our women's plus boutique shop Boutique+™ continues to resonate with our plus size customers and we plan to enhance this strategy for 2017 by launching swimwear and other accessories.

We believe these growth initiatives will not only serve the needs of our value-oriented customer, they will differentiate us from our traditional competitors.

First Quarter Overview

▪	Sales were $2,706 million with a comparable store sales decrease of 3.5%.

▪	Gross margin as a percentage of sales increased to 36.3% compared to 36.2% in the same period last year.

▪
Selling, general and administrative (SG&A) expenses decreased $29 million, or 3.3%, for the first quarter of 2017 as compared to the same period last year. These savings were primarily driven by lower marketing, store controllable costs and incentive compensation. SG&A as a percentage of sales increased to 31.2% compared to 31.0% in the same period last year.

▪
Our net loss was $180 million, or ($0.58) per share, compared to a net loss of $68 million, or ($0.22) per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$220 million, or $0.71 per share, of restructuring and management transition charges;

▪	$4 million, or $0.01 per share, of Primary Pension income;

▪
$1 million for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture); and

▪	$16 million, or $0.05 per share, for the tax impact resulting from other comprehensive income allocation.

▪
Adjusted net income was $19 million, or $0.06 per share, compared to an adjusted net loss of $97 million, or $(0.32) per share, in last year's first quarter. See the reconciliation of net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS on page 23.

▪	We completed the sale of our Buena Park, California distribution facility in March for a net sales price of $131 million and recorded a net gain of $111 million.

▪	Earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (EBITDA) (non-GAAP) was $40 million, a $136 million decline from the same period last year.

▪	Standard and Poor's Rating Services upgraded our corporate credit rating in March 2017 to B+ from B.

Results of Operations

	Three Months Ended
($ in millions, except EPS)	April 29, 2017	April 30, 2016
Total net sales	$2,706	$2,811
Percent increase/(decrease) from prior year	(3.7)%	(1.6)%
Comparable store sales increase/(decrease)(1)	(3.5)%	(0.4)%
Gross margin	983	1,018
Operating expenses/(income):
Selling, general and administrative	843	872
Primary pension plan	(4)	—
Supplemental pension plans	2	2
Total pension	(2)	2
Depreciation and amortization	145	154
Real estate and other, net	(118)	(38)
Restructuring and management transition	220	6
Total operating expenses	1,088	996
Operating income/(loss)	(105)	22
(Gain)/loss on extinguishment of debt	—	(4)
Net interest expense	87	95
Income/(loss) before income taxes	(192)	(69)
Income tax expense/(benefit)	(12)	(1)
Net income/(loss)	$(180)	$(68)
EBITDA (non-GAAP) (2)	$40	$176
Adjusted EBITDA (non-GAAP) (2)	$255	$153
Adjusted net income/(loss) (non-GAAP) (2)	$19	$(97)
Diluted EPS	$(0.58)	$(0.22)
Adjusted diluted EPS (non-GAAP) (2)	$0.06	$(0.32)
Ratios as a percent of sales:
Gross margin	36.3%	36.2%
SG&A	31.2%	31.0%
Total operating expenses	40.2%	35.4%
Operating income/(loss)	(3.9)%	0.8%

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

Total Net Sales

	Three Months Ended
($ in millions)	April 29, 2017	April 30, 2016
Total net sales	$2,706	$2,811
Sales percent increase/(decrease):
Total net sales	(3.7)%	(1.6)%
Comparable store sales	(3.5)%	(0.4)%

For the first quarter of 2017, total net sales decreased $105 million from the same period last year.

The following table provides the components of the net sales increase/(decrease):

Three Months Ended
($ in millions)	April 29, 2017
Comparable store sales increase/(decrease)	$(98)
Closed stores, net	(10)
Other revenues and sales adjustments	3
Total net sales increase/(decrease)	$(105)
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

•	Certain categories of store inventory can be accessed and purchased by jcpenney.com customers and shipped directly to the customer's home from the store.

•	Internet orders can be shipped to stores for customer pick up.

•	"Buy online and pick up in store same day" is available in all of our stores.

For the three months ended April 29, 2017, comparable store sales decreased 3.5%, while total net sales decreased 3.7% to $2,706 million compared with $2,811 million for the three months ended April 30, 2016.

For the first three months of 2017, average unit retail and units per transaction increased, while transaction counts decreased as compared to the prior year.

For the first quarter of 2017, Home, Sephora and Fine Jewelry were our top-performing merchandise divisions, with all experiencing sales gains on a comparable store basis. Geographically, the Southwest and Southeast were the best performing regions of the country during the first quarter of 2017.

During the first quarters of both 2017 and 2016, private brand merchandise comprised 44% and exclusive brand merchandise comprised 8% of total merchandise sales.
Store Count
The following table compares the number of stores for the three months ended April 29, 2017 and April 30, 2016:

	Three Months Ended
	April 29, 2017	April 30, 2016
JCPenney department stores
Beginning of period	1,013	1,021
Closed stores	—	(7)
End of period(1)	1,013	1,014

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 103 million square feet as of April 29, 2017 and 104 million square feet as of April 30, 2016.

Gross Margin
Gross margin for the three months ended April 29, 2017 was $983 million, a decrease of $35 million compared to $1,018 million for the three months ended April 30, 2016. Gross margin as a percentage of sales was 36.3% for the three months ended April 29, 2017 compared to 36.2% for the three months ended April 30, 2016, an increase of 10 basis points. Gross margin was positively impacted by improved selling margins throughout the quarter, which was partially offset by the continued growth in the Company’s online and major appliance categories.

SG&A Expenses
For the three months ended April 29, 2017, SG&A expenses were $29 million lower than the corresponding period of 2016. As a percent of sales, SG&A expenses increased to 31.2% compared to 31.0% in the first quarter of 2016. The net decrease in SG&A expenses was primarily driven by lower marketing, store controllable costs and incentive compensation.

Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. The income we earn under our agreement with Synchrony is included as an offset to SG&A expenses. For the first quarters of 2017 and 2016, we recognized income of $83 million and $79 million, respectively, pursuant to our private label credit card program.

Pension Expense/(Income)

	Three Months Ended
($ in millions)	April 29, 2017	April 30, 2016
Primary Pension Plan	$(4)	$—
Supplemental pension plans	2	2
Total pension expense/(income)	$(2)	$2
Depreciation and Amortization Expense
Depreciation and amortization expense was $145 million and $154 million for the three months ended April 29, 2017 and April 30, 2016, respectively. The decrease is primarily a result of closing store locations since the beginning of 2015.

Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended
($ in millions)	April 29, 2017	April 30, 2016
Voluntary early retirement program (VERP)	$122	$—
Home office and stores	98	4
Management transition	—	2
Total	$220	$6

In February 2017, we announced a VERP, which was offered to approximately 6,000 eligible associates. In the first quarter of 2017, we recorded a total charge of $122 million related to the VERP. Charges included $112 million related to enhanced retirement benefits for the approximately 2,800 associates who accepted the VERP, $8 million related to curtailment charges for our Primary Pension Plan and Supplemental Pension Plans as a result of the reduction in the expected years of future service related to these plans and $2 million in other related costs.

During the three months ended April 29, 2017 and April 30, 2016, we recorded $98 million and $4 million, respectively, of costs to reduce our store and home office expenses. Costs during the first quarter of 2017 include store closing asset impairments of $77 million, employee termination benefits of $16 million and store closing costs of $5 million. Costs during the first quarter of 2016 primarily include employee termination benefits in connection with the elimination of positions in our home office.

We also implemented changes within our management leadership team during the three months ended April 30, 2016 that resulted in management transition costs of $2 million for both incoming and outgoing members of management.

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

The composition of Real estate and other, net was as follows:

	Three Months Ended
($ in millions)	April 29, 2017	April 30, 2016
Net gain from sale of non-operating assets	$—	$(5)
Investment income from Home Office Land Joint Venture	(1)	(24)
Net gain from sale of operating assets	(117)	(8)
Other	—	(1)
Total expense/(income)	$(118)	$(38)

During the first quarters of 2017 and 2016, we sold non-operating assets for a net gain of $0 million and $5 million, respectively. Investment income from the Home Office Land Joint Venture represents our proportional share of net income from the joint venture.

During the first quarter of 2017, the net gain from the sale of operating assets includes a $111 million net gain on the sale of our Buena Park, California distribution facility and a $6 million net gain on the sale of excess land. During the first quarter of 2016, the net gain from the sale of operating assets related primarily to the sale of land adjacent to our home office not contributed to the Home Office Land Joint Venture.

Operating Income/(Loss)
For the first quarter of 2017, we reported an operating loss of $105 million compared to operating income of $22 million in the first quarter of 2016.

(Gain)/Loss on Extinguishment of Debt
During the first quarter of 2016, we repurchased and retired $60 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $4 million.

Net Interest Expense
Net interest expense for the first quarter of 2017 was $87 million, a decrease of $8 million, or 8.4%, from $95 million in the first quarter of 2016. The reduction in net interest expense is due to lower debt levels in 2017 compared to 2016.
Income Taxes
The net tax benefit of $12 million for the three months ended April 29, 2017 consisted of state and foreign tax expenses of $3 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $16 million benefit relating to other comprehensive income and net tax benefits of $1 million resulting from state audit settlements.
As of April 29, 2017, we have approximately $2.1 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $62 million of tax credit carryforwards that expire at various dates through 2035. A federal valuation allowance of $816 million fully offsets the deferred tax assets resulting from the NOL and tax credit carryforwards that expire at various dates through 2034. A valuation allowance of $241 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the first quarter of 2017, the valuation allowance was increased by$64 million to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards.
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

EBITDA and Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to EBITDA and adjusted EBITDA, which are non-GAAP financial measures:

	Three Months Ended
($ in millions)	April 29, 2017	April 30, 2016
Net income/(loss)	$(180)	$(68)
Add: Net interest expense	87	95
Add: (Gain)/loss on extinguishment of debt	—	(4)
Total interest expense	87	91
Add: Income tax expense/(benefit)	(12)	(1)
Add: Depreciation and amortization	145	154
EBITDA (non-GAAP)	40	176
Add: Restructuring and management transition charges	220	6
Add: Primary Pension Plan expense/(income)	(4)	—
Less: Net gain on the sale of non-operating assets	—	(5)
Less: Proportional share of net income from joint venture	(1)	(24)
Adjusted EBITDA (non-GAAP)	$255	$153

For the three months ended April 29, 2017, EBITDA was $40 million, a reduction of $136 million compared to $176 million in the prior year corresponding period. Excluding restructuring and management transition charges, the impact of our Primary Pension Plan expense/(income), the net gain on the sale of non-operating assets, and the proportional share of net income from the Home Office Land Joint Venture, adjusted EBITDA improved $102 million to $255 million for the three months ended April 29, 2017 compared to $153 million for the prior year corresponding period.

For the three months ended April 29, 2017, EBITDA decreased from the prior year due to $220 million in restructuring charges partially offset by the $118 million gain on the sale of operating assets. Adjusted EBITDA improved as compared to the corresponding prior year period as we recorded a significant net gain on the sale of operating assets and effectively managed our controllable expenses.
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended
($ in millions, except per share data)	April 29, 2017	April 30, 2016
Net income/(loss)	$(180)	$(68)
Diluted EPS	$(0.58)	$(0.22)
Add: Restructuring and management transition charges (1)	220	6
Add: Primary Pension Plan expense/(income) (1)	(4)	—
Add: (Gain)/loss on extinguishment of debt (1)	—	(4)
Less: Net gain on sale of non-operating assets (1)	—	(5)
Less: Proportional share of net income from joint venture (1)	(1)	(24)
Less: Tax impact resulting from other comprehensive income allocation (2)	(16)	(2)
Adjusted net income/(loss) (non-GAAP)	$19	$(97)
Adjusted diluted EPS (non-GAAP)	$0.06	$(0.32)

(1)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(2)	Represents the net tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the first quarter of 2017 with $363 million of cash and cash equivalents. As of the end of the first quarter of 2017, based on our borrowing base and amounts reserved for outstanding letters of credit, we had $2,005 million available for future borrowings under our revolving credit facility, providing total available liquidity of $2,368 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Three Months Ended
($ in millions)	April 29, 2017	April 30, 2016
Cash and cash equivalents	$363	$415
Merchandise inventory	2,949	2,925
Property and equipment, net	4,437	4,735

Total debt (1)	4,602	4,733
Stockholders’ equity	1,205	1,250
Total capital	5,807	5,983
Maximum capacity under our credit agreement	2,350	2,350
Cash flow from operating activities	(346)	(394)
Free cash flow (non-GAAP) (2)	(293)	(421)
Capital expenditures (3)	83	39
Ratios:
Total debt-to-total capital (4)	79%	79%
Cash-to-total debt (5)	8%	9%

(1)
Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, financing obligation, note payable and any borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the first quarters of 2017 and 2016, we had accrued capital expenditures of $38 million and $54 million, respectively.

(4)	Total debt divided by total capital.

(5)	Cash and cash equivalents divided by total debt.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Three Months Ended
($ in millions)	April 29, 2017	April 30, 2016
Net cash provided by/(used in) operating activities (GAAP)	$(346)	$(394)
Add:
Proceeds from sale of operating assets	136	12
Less:
Capital expenditures (1)	(83)	(39)
Free cash flow (non-GAAP)	$(293)	$(421)

Net cash provided by/(used in) investing activities (2)	$61	$(11)
Net cash provided by/(used in) financing activities	$(239)	$(80)

(1)	As of the end of the first quarters of 2017 and 2016, we had accrued capital expenditures of $38 million and $54 million, respectively.

(2)	Net cash provided by investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flow from operating activities for the three months ended April 29, 2017 improved $48 million to an outflow of $346 million compared to an outflow of $394 million for the same period in 2016. Our net loss of $180 million for the three months ended April 29, 2017 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, the gain on the sale of assets, restructuring and management transition, benefit plans and stock-based compensation. The overall decrease in cash used in operations for the three month period was primarily due to less merchandise purchases and lower incentive compensation payments.
Cash flows from operating activities for the first three months of 2017 also included construction allowances from landlords of $8 million, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory increased $24 million to $2,949 million, or 0.8%, as of the end of the first quarter of 2017 compared to $2,925 million as of the end of the first quarter last year and increased $95 million from year-end 2016. Merchandise accounts payable decreased $102 million as of the end of the first quarter of 2017 compared to the corresponding prior year period and decreased $84 million from year end.
Investing Activities
Investing activities through the first three months of 2017 resulted in cash inflows of $61 million compared to outflows of $11 million for the same three month period of 2016.
Cash capital expenditures were $83 million for the three months ended April 29, 2017 and were $39 million for the three months ended April 30, 2016. In addition, as of the end of the first quarters of 2017 and 2016, we had $38 million and $54 million, respectively, of accrued capital expenditures. Through the first three months of 2017, capital expenditures related primarily to investments in our store environment and store facility improvements, including investments in 32 Sephora inside JCPenney stores opening in May 2017, and investments in information technology in both our home office and stores. We received construction allowances from landlords of $8 million in the first three months of 2017 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are classified as operating activities and have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.

For the three months ended April 30, 2016 capital expenditures related primarily to the opening of 28 Sephora inside JCPenney stores, investments in our store environment and store facility maintenance and investments in information technology in both our home office and stores. We also received construction allowances from landlords of $3 million in the first three months of 2016.
Full year 2017 capital expenditures are expected to be approximately $400 million net of construction allowances from landlords. Capital expenditures for the remainder of 2017 include accrued expenditures of $38 million at the end of the first quarter.
Financing Activities
Financing activities for the three months ended April 29, 2017 resulted in an outflow of $239 million compared to an outflow of $80 million for the same period last year.

During the first three months of 2017, we paid $220 million to retire outstanding debt at maturity and we paid $10 million in required principal payments on outstanding debt and $6 million in required payments on our capital leases, financing obligation and note payable.

Free Cash Flow
Free cash flow for the three months ended April 29, 2017 improved $128 million to an outflow of $293 million compared to an outflow of $421 million in the same period last year. The year-over-year increase was primarily due to the net gain on the Buena Park, California distribution facility sale and lower incentive compensation payments.
Cash Flow Outlook
For the remainder of 2017, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically. We believe that our current financial position will provide us the financial flexibility to support our growth initiatives.

Credit Ratings

Our credit ratings and outlook as of June 2, 2017 from various credit rating agencies were as follows:

	Corporate	Outlook
Fitch Ratings	B+	Stable
Moody’s Investors Service, Inc.	B1	Stable
Standard & Poor’s Ratings Services	B+	Positive

Standard and Poor's Rating Services upgraded our corporate credit rating in March 2017 to B+ from B.
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
Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2016 Form 10-K.
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
There were no changes to our critical accounting policies during the three months ended April 29, 2017. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 2 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the three months ended April 29, 2017 are not necessarily indicative of the results for future quarters or the entire year.
Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. Words such as "expect" and similar expressions identify forward-looking statements, which include, but are not limited to, statements regarding sales, gross margin, selling, general and administrative expenses, earnings, cash flows and liquidity. Forward-looking statements are based only on the Company's current assumptions and views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company's control, that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer confidence and spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell us merchandise on a timely basis or at all, trade restrictions, the ability to monetize non-core assets on acceptable terms, the ability to implement our strategic plan including our omnichannel initiatives, customer acceptance of our strategies, our ability to attract, motivate and retain key executives and other associates, the impact of cost reduction initiatives, our ability to generate or maintain liquidity, implementation of new systems and platforms, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, disruptions and congestion at ports through which we import goods, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, the ability of the federal government to fund and conduct its operations, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, legal and regulatory proceedings and the Company’s ability to access the debt or equity markets on favorable terms or at all. There can be no assurances that the Company will achieve expected results, and actual results may be materially less than expectations. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise projections as more information becomes available.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at April 29, 2017 are similar to those disclosed in the 2016 Form 10-K.

Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the first quarter ended April 29, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
The matters under the caption "Litigation" in Note 12 of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors
The risk factors listed below update and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
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
The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, employees, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, large appliance retailers, specialty retailers, wholesale clubs, direct-to-consumer businesses, including those on the Internet, and other forms of retail commerce. Some competitors are larger than JCPenney, and/or have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting, selling their products, updating their store environment and updating their technology. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation, shipping times and cost, credit availability, customer loyalty and availability of in-store services, such as styling salon, optical, portrait photography and custom decorating. We have experienced, and anticipate that we will continue to experience for at least the foreseeable future, significant competition from our competitors. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, customer loyalty programs, availability of in-store services, new store openings, store renovations, launches of Internet websites or mobile platforms, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower gross margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.
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
We may also seek to expand into new lines of business from time to time, such as offering large appliances for sale and offering home improvement products and installation services through third-parties. There is no assurance that these efforts will be successful. Further, if we devote time and resources to new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results. We also may not be able to develop new lines of business in a manner that improves our overall business and operating results and may therefore be forced to close the new lines of business, which may damage our reputation and negatively impact our operating results.
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
As part of our normal operations, we and third-party service providers with whom we contract receive and maintain information about our customers (including credit/debit card information), our employees and other third parties. Confidential data must at all times be protected against security breaches or other unauthorized disclosure. We have, and require our third-party service providers to have, administrative, physical and technical safeguards and procedures in place to protect the security, confidentiality, integrity and availability of such information and to protect such information against unauthorized access, disclosure or acquisition. Despite our safeguards and security processes and procedures, there is no assurance that all of our systems and processes, or those of our third-party service providers, are free from vulnerability to security breaches, inadvertent data disclosure or acquisition by third parties. Further, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement safeguards. Any failure to protect confidential data about our business or our customers, employees or other third parties could materially damage our brand and reputation as well as result in significant expenses and disruptions to our operations, and loss of customer confidence, any of which could have a material adverse impact on our business and results of operations. We could also be subject to government enforcement actions and private litigation as a result of any such failure.
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
We sell merchandise over the Internet through our website, www.jcpenney.com, and through mobile applications for smart phones and tablets. Our Internet operations are subject to numerous risks, including rapid technological change and the implementation of new systems and platforms; liability for online and mobile content; violations of state or federal laws, including those relating to online and mobile privacy and intellectual property rights; credit card fraud; problems associated with the operation, security and availability of our website, mobile applications and related support systems; computer malware; telecommunications failures; electronic break-ins and similar disruptions; and the allocation of inventory between our online operations and department stores. The failure of our website or mobile applications to perform as expected could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online. In addition, our inability to successfully develop and maintain the necessary technological interfaces for our customers to purchase merchandise through our website and mobile applications, including user friendly software applications for smart phones and tablets, could result in the loss of Internet sales and have an adverse impact on our results of operations.
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
As of April 29, 2017, we have $4.602 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have a material adverse effect on our results of operations and liquidity.
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
The Company has a federal net operating loss (NOL) of $2.1 billion as of April 29, 2017. These NOL carryforwards (expiring in 2032 through 2034) are available to offset future taxable income. The Company may recognize additional NOLs in the future.
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
The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through April 29, 2017, the Company has not had a Section 382 ownership change through April 29, 2017.
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

Item 6. Exhibits
Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 20, 2016	8-K	001-15274	3.1	7/21/2016
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
10.1	Form of Restricted Stock Unit Grant Agreement under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan					†
10.2	Form of Performance Unit Grant Agreement under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan					†
10.3	Form of Stock Option Grant Agreement under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan					†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/Andrew S. Drexler
Andrew S. Drexler Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: June 7, 2017