Form 10-Q
period 2017-07-29
J C PENNEY CO INC
filed 2017-08-30
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 310,741,236 shares of Common Stock of 50 cents par value, as of August 25, 2017.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended July 29, 2017

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share data)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Total net sales	$2,962	$2,918	$5,668	$5,729

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,923	1,834	3,646	3,627
Selling, general and administrative (SG&A)	842	853	1,685	1,725
Pension	(4)	2	(6)	4
Depreciation and amortization	144	153	289	307
Real estate and other, net	(19)	(9)	(137)	(47)
Restructuring and management transition	23	9	243	15
Total costs and expenses	2,909	2,842	5,720	5,631
Operating income/(loss)	53	76	(52)	98
(Gain)/loss on extinguishment of debt	35	34	35	30
Net interest expense	79	93	166	188
Income/(loss) before income taxes	(61)	(51)	(253)	(120)
Income tax expense/(benefit)	1	5	(11)	4
Net income/(loss)	$(62)	$(56)	$(242)	$(124)
Earnings/(loss) per share:
Basic	$(0.20)	$(0.18)	$(0.78)	$(0.40)
Diluted	$(0.20)	$(0.18)	$(0.78)	$(0.40)
Weighted average shares – basic	310.8	308.0	310.2	307.6
Weighted average shares – diluted	310.8	308.0	310.2	307.6
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income/(loss)	$(62)	$(56)	$(242)	$(124)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Net actuarial gain/(loss) arising during the period (1)	—	—	5	—
Prior service credit/(cost) arising during the period (2)	—	—	—	5
Reclassification for net actuarial (gain)/loss (3)	—	(1)	—	(2)
Reclassification for amortization of prior service (credit)/cost (4)	1	—	2	—
Net curtailment gain (5)	—	—	20	—
Cash flow hedges
Gain/(loss) on interest rate swaps (6)	(3)	(6)	(6)	(9)
Reclassification for periodic settlements (7)	2	2	4	4
Foreign currency translation
Unrealized (gain)/loss	2	—	2	—
Deferred tax valuation allowance	—	(1)	—	(1)
Total other comprehensive income/(loss), net of tax	2	(6)	27	(3)
Total comprehensive income/(loss), net of tax	$(60)	$(62)	$(215)	$(127)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

(1)	Net of $(4) million in tax in the six months ended July 29, 2017.

(2)	Net of $(3) million in tax in the six months ended July 30, 2016.

(3)
Net of $1 million and $2 million in tax in the three and six months ended July 30, 2016, respectively. Pre-tax amounts of $(2) million and $(4) million in the three and six months ended July 30, 2016, respectively, were recognized in SG&A in the Consolidated Statements of Operations.

(4)
Net of $(1) million and $(2) million in tax in the three and six months ended July 29, 2017, respectively. Pre-tax amounts of $2 million and $4 million in the three and six months ended both July 29, 2017 and July 30, 2016, respectively, were recognized in Pension in the Consolidated Statements of Operations. Pre-tax amounts of $(2) million and $(4) million in the three and six months ended July 30, 2016, respectively, were recognized in SG&A in the Consolidated Statements of Operations.

(5)
Net of $(11) million in tax in the six months ended July 29, 2017. Pre-tax prior service cost of $5 million related to the curtailment is included in Restructuring and management transition in the Consolidated Statements of Operations in the six months ended July 29, 2017.

(6)
Net of $2 million and $3 million of tax in the three and six months ended July 29, 2017, respectively. Net of $3 million and $4 million of tax in the three and six months ended July 30, 2016, respectively.

(7)
Net of $(1) million and $(2) million of tax in each of the three and six months ended July 29, 2017 and July 30, 2016, respectively, and $3 million and $6 million in pre-tax amounts for each of the three and six months ended July 29, 2017 and July 30, 2016, respectively, were recognized in Net interest expense in the Consolidated Statements of Operations.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	July 29, 2017	July 30, 2016	January 28, 2017
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$186	$171	$125
Cash short-term investments	128	258	762
Cash and cash equivalents	314	429	887
Merchandise inventory	2,777	2,981	2,854
Prepaid expenses and other	223	235	160
Total current assets	3,314	3,645	3,901
Property and equipment (net of accumulated depreciation of $3,610, $3,742 and $3,842)	4,390	4,686	4,599
Other assets	622	604	618
Total Assets	$8,326	$8,935	$9,118
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$950	$1,094	$977
Other accounts payable and accrued expenses	1,091	1,121	1,164
Current portion of capital leases, financing obligation and note payable	9	18	15
Current maturities of long-term debt	232	341	263
Total current liabilities	2,282	2,574	2,419
Long-term capital leases, financing obligation and note payable	216	10	219
Long-term debt	3,836	4,356	4,339
Deferred taxes	202	194	204
Other liabilities	635	604	583
Total Liabilities	7,171	7,738	7,764
Stockholders’ Equity
Common stock(1)	155	154	154
Additional paid-in capital	4,694	4,668	4,679
Reinvested earnings/(accumulated deficit)	(3,248)	(3,131)	(3,006)
Accumulated other comprehensive income/(loss)	(446)	(494)	(473)
Total Stockholders’ Equity	1,155	1,197	1,354
Total Liabilities and Stockholders’ Equity	$8,326	$8,935	$9,118

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 310.3 million, 307.6 million and 308.3 million as of July 29, 2017, July 30, 2016 and January 28, 2017, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Cash flows from operating activities
Net income/(loss)	$(62)	$(56)	$(242)	$(124)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	(4)	—	73	(1)
Asset impairments and other charges	2	1	3	2
Net gain on sale of non-operating assets	—	—	—	(5)
Net gain on sale of operating assets	(1)	(2)	(118)	(10)
(Gain)/loss on extinguishment of debt	35	34	35	30
Depreciation and amortization	144	153	289	307
Benefit plans	(15)	(15)	96	(27)
Stock-based compensation	9	10	16	20
Deferred taxes	(1)	3	(19)	—
Change in cash from:
Inventory	172	(56)	77	(260)
Prepaid expenses and other	7	(9)	(64)	(68)
Merchandise accounts payable	57	99	(27)	169
Current income taxes	(2)	(3)	3	(4)
Accrued expenses and other	61	27	(66)	(237)
Net cash provided by/(used in) operating activities	402	186	56	(208)
Cash flows from investing activities
Capital expenditures	(109)	(121)	(192)	(160)
Net proceeds from sale of non-operating assets	—	—	—	2
Net proceeds from sale of operating assets	10	4	146	16
Joint venture return of investment	1	1	9	15
Net cash provided by/(used in) investing activities	(98)	(116)	(37)	(127)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,188	—	2,188
Proceeds from borrowings under the credit facility	272	—	272	—
Payments of borrowings under the credit facility	(272)	—	(272)	—
Premium on early retirement of debt	(30)	—	(30)	—
Payments of capital leases, financing obligation and note payable	(6)	(5)	(12)	(19)
Payments of long-term debt	(311)	(2,188)	(541)	(2,250)
Financing costs	(9)	(49)	(9)	(49)
Proceeds from stock issued under stock plans	3	—	3	1
Tax withholding payments for vested restricted stock	—	(2)	(3)	(7)
Net cash provided by/(used in) financing activities	(353)	(56)	(592)	(136)
Net increase/(decrease) in cash and cash equivalents	(49)	14	(573)	(471)
Cash and cash equivalents at beginning of period	363	415	887	900
Cash and cash equivalents at end of period	$314	$429	$314	$429

Supplemental cash flow information
Income taxes received/(paid), net	$(4)	$(5)	$(5)	$(8)
Interest received/(paid), net	(59)	(62)	(163)	(184)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	1	(9)	6	32

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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended July 29, 2017” and “three months ended July 30, 2016” refer to the 13-week periods ended July 29, 2017 and July 30, 2016, respectively. “Six months ended July 29, 2017” and “six months ended July 30, 2016” refer to the 26-week periods ended July 29, 2017 and July 30, 2016, respectively. Fiscal year 2017 contains 53 weeks, and fiscal year 2016 contains 52 weeks.
Basis of Consolidation
All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income/(loss) in any period.

2. Effect of New Accounting Standards
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The new standard no longer requires allocating valuation allowances between current and noncurrent deferred tax assets because those allowances are classified as noncurrent. The Company adopted ASU 2015-17 retrospectively in its first quarter ended April 29, 2017. As a result of the retrospective adoption, the Company reclassified deferred tax assets of $231 million and $196 million as of July 30, 2016, and January 28, 2017, respectively, from Deferred taxes (a component of current assets) to a reduction in Deferred taxes (a component of long-term liabilities) on the unaudited Interim Consolidated Balance Sheets.
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

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, a replacement of Revenue Recognition (Topic 605). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for us beginning in fiscal 2018 and we plan to adopt the new standard using the full retrospective approach. We are analyzing the impact of the new standard on our current accounting policies and internal controls and the software changes required to implement the new standard. Although we have not completed all of the required due diligence, we have identified the certain impacts to our revenue recognition policies related to gift card breakage and our customer loyalty programs. Whereas we currently recognize gift card breakage, net of required escheatment, 60 months after the gift card is issued, the new standard will require us to recognize gift card breakage, net of required escheatment, over the redemption pattern of gift cards. Additionally, whereas under current standards we utilize the incremental cost method to account for our customer loyalty programs, the new standard will require us to account for our customer loyalty program as revenue which will require us to defer a portion of our incremental sales to loyalty rewards to be earned by reward members.

We are also evaluating the classification of profit sharing income earned in connection with our private label credit card and co-branded MasterCard® programs owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  Currently the income we earn under our agreement with Synchrony is included as an offset to SG&A expenses and along with the adoption of the new standard, we plan to change our presentation to include such income in Real estate and other, net.

3. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Earnings/(loss)
Net income/(loss)	$(62)	$(56)	$(242)	$(124)
Shares
Weighted average common shares outstanding (basic shares)	310.8	308.0	310.2	307.6
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—	—
Weighted average shares assuming dilution (diluted shares)	310.8	308.0	310.2	307.6
EPS
Basic	$(0.20)	$(0.18)	$(0.78)	$(0.40)
Diluted	$(0.20)	$(0.18)	$(0.78)	$(0.40)
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Stock options, restricted stock awards and warrant	33.5	34.8	33.3	35.0
4. Long-Term Debt

($ in millions)	July 29, 2017	July 30, 2016	January 28, 2017
Issue:
7.65% Debentures Due 2016	$—	$78	$—
7.95% Debentures Due 2017	—	220	220
5.75% Senior Notes Due 2018 (1)	190	265	265
8.125% Senior Notes Due 2019 (1)	175	400	400
5.65% Senior Notes Due 2020 (1)	400	400	400
2016 Term Loan Facility (Matures in 2023)	1,646	1,688	1,667
5.875% Senior Secured Notes Due 2023 (1)	500	500	500
7.125% Debentures Due 2023	10	10	10
6.9% Notes Due 2026	2	2	2
6.375% Senior Notes Due 2036 (1)	388	388	388
7.4% Debentures Due 2037	313	313	313
7.625% Notes Due 2097	500	500	500
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and note payable	4,124	4,764	4,665
Unamortized debt issuance costs	(56)	(67)	(63)
Total debt, excluding capital leases, financing obligation and note payable	4,068	4,697	4,602
Less: current maturities	232	341	263
Total long-term debt, excluding capital leases, financing obligation and note payable	$3,836	$4,356	$4,339

(1)	These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%.
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
During the second quarter of 2017, we amended our $2.35 billion senior secured asset-based revolving credit facility (2017 Credit Facility) to, among other things, extend the maturity date to June 20, 2022 and to lower the interest rate spread by 75 basis points. All borrowings under the 2017 Credit Facility accrue interest at a rate equal to, at the Company’s option, a base rate or an adjusted LIBOR rate plus a spread. As of July 29, 2017, there were no outstanding borrowings under the 2017 Credit Facility.
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

Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	July 29, 2017	July 30, 2016	January 28, 2017	Balance Sheet Location	July 29, 2017	July 30, 2016	January 28, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	N/A	$—	$—	$—	Other accounts payable and accrued expenses	$2	$2	$2
Interest rate swaps	N/A	—	—	—	Other liabilities	13	35	10
Total derivatives designated as hedging instruments		$—	$—	$—		$15	$37	$12
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

The Company also initiated a Voluntary Early Retirement Program (VERP) for approximately 6,000 eligible associates. Eligibility for the VERP included home office, stores and supply chain personnel who met certain criteria related to age and years of service as of January 31, 2017. The consideration period for eligible associates to accept the VERP ended on March 31, 2017. Based on the approximately 2,800     associates who elected to accept the VERP, we incurred a total charge of $112 million for enhanced retirement benefits. The enhanced retirement benefits increased the projected benefit obligation (PBO) of the Primary Pension Plan and the Supplemental Pension Plans by $88 million and $24 million, respectively. In addition, we incurred curtailment charges of $6 million related to our Primary Pension Plan and $2 million related to Supplemental Pension Plans as a result of the reduction in the expected years of future service related to these plans. As a result of these curtailments, the assets and the liabilities for our Primary Pension Plan and the liabilities of certain Supplemental Pension Plans were remeasured as of March 31, 2017. The discount rate used for the March 31 remeasurements was 4.34% compared to the year-end 2016 discount rate of 4.40%. These events resulted in the PBO of our Primary Pension Plan decreasing by $3 million and the related assets increasing by $34 million and the PBO of our Supplemental Pension Plans increasing by $3 million. The funded status of the Primary Pension Plan was 98% as of the remeasurement date.
The components of restructuring and management transition include:

•	VERP — charges for enhanced retirement benefits, curtailment and other expenses related to the VERP;

•	Home office and stores — charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition — charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other — charges related primarily to contract termination costs and other costs associated with our previous shops strategy and costs related to the closure of certain supply chain locations.

The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended		Cumulative Amount From Program Inception Through July 29, 2017
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
VERP	$—	$—	$122	$—	$122
Home office and stores	23	—	121	4	418
Management transition	—	1	—	3	255
Other	—	8	—	8	178
Total	$23	$9	$243	$15	$973

 Activity for the restructuring and management transition liability for the six months ended July 29, 2017 was as follows:

($ in millions)	Home Office and Stores	Other	Total
January 28, 2017	$4	$27	$31
Charges	48	—	48
Cash payments	(25)	(21)	(46)
July 29, 2017	$27	$6	$33

7. Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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
Cash Flow Hedges Measured on a Recurring Basis
As of July 29, 2017, July 30, 2016 and January 28, 2017, the $15 million, $37 million and $12 million fair value of our cash flow hedges, respectively, are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.
Other Non-Financial Assets Measured on a Non-Recurring Basis
In connection with the Company announcing its plan to close underperforming department stores, long-lived assets held and used with a carrying value of $86 million were written down to their fair value of $9 million, resulting in asset impairment charges of $77 million in the six months ended July 29, 2017. The fair value was determined based on comparable market values of similar properties or on a rental income approach and the significant inputs related to valuing the store related assets are classified as Level 2 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	July 29, 2017		July 30, 2016		January 28, 2017
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and note payable	$4,124	$3,817	$4,764	$4,530	$4,665	$4,495
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of July 29, 2017, July 30, 2016 and January 28, 2017, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.
8. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the six months ended July 29, 2017:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
January 28, 2017	308.3	$154	$4,679	$(3,006)	$(473)	$1,354
Net income/(loss)	—	—	—	(242)	—	(242)
Other comprehensive income/(loss)	—	—	—	—	27	27
Stock-based compensation and other	2.0	1	15	—	—	16
July 29, 2017	310.3	$155	$4,694	$(3,248)	$(446)	$1,155

Accumulated Other Comprehensive Income/(Loss)
The following table shows the changes in accumulated other comprehensive income/(loss) balances for the six months ended July 29, 2017:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
January 28, 2017	$(421)	$(33)	$(2)	$(17)	$(473)
Other comprehensive income/(loss) before reclassifications	22	—	2	(6)	18
Amounts reclassified from accumulated other comprehensive income	—	5	—	4	9
July 29, 2017	$(399)	$(28)	$—	$(19)	$(446)

9. Retirement Benefit Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan) and non-contributory supplemental pension plans were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Primary Pension Plan
Service cost	$10	$14	$21	$28
Interest cost	36	38	73	76
Expected return on plan assets	(53)	(54)	(107)	(108)
Amortization of prior service cost/(credit)	2	2	4	4
Net periodic benefit expense/(income)	$(5)	$—	$(9)	$—

Supplemental Pension Plans
Service cost	$—	$—	$—	$—
Interest cost	1	2	3	4
Net periodic benefit expense/(income)	$1	$2	$3	$4

Primary and Supplemental Pension Plans Total
Service cost	$10	$14	$21	$28
Interest cost	37	40	76	80
Expected return on plan assets	(53)	(54)	(107)	(108)
Amortization of prior service cost/(credit)	2	2	4	4
Net periodic benefit expense/(income)	$(4)	$2	$(6)	$4
Additionally, the Company had net periodic postretirement income of $4 million and $8 million, respectively, in the three and six months ended July 30, 2016 related to the Company's noncontributory postretirement medical and dental plan which was included in SG&A expense in the unaudited Interim Consolidated Statements of Operations. The postretirement medical and dental plan was terminated effective December 31, 2016.
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

The composition of Real estate and other, net was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net gain from sale of non-operating assets	$—	$—	$—	$(5)
Investment income from Home Office Land Joint Venture	(19)	(5)	(20)	(29)
Net gain from sale of operating assets	(1)	(2)	(118)	(10)
Other	1	(2)	1	(3)
Total expense/(income)	$(19)	$(9)	$(137)	$(47)

Investment Income from Joint Ventures
During the second quarter and first six months of 2017, the Company had income of $19 million and $20 million, respectively, related to its proportional share of the net income in the Home Office Land Joint Venture and received aggregate cash distributions of $20 million and $28 million, respectively. During the second quarter and first six months of 2016, the

Company had income of $5 million and $29 million, respectively, related to its proportional share of the net income in the Home Office Land Joint Venture and received aggregate cash distributions of $6 million and $44 million, respectively.

Net Gain from Sale of Operating Assets
During the first quarter of 2017, we completed the sale of our Buena Park, California distribution facility for a net sale price of
$131 million and recorded a net gain of $111 million.
11. Income Taxes
The net tax expense of $1 million for the three months ended July 29, 2017 consisted of state and foreign tax expenses of $4 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a net tax benefit of $4 million to adjust the valuation allowance and $1 million resulting from state audit settlements.
The net tax benefit of $11 million for the six months ended July 29, 2017 consisted of state and foreign tax expenses of $7 million and $4 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $16 million benefit relating to other comprehensive income and a net tax benefit of $4 million to adjust the valuation allowance and $2 million resulting from state audit settlements.
As of July 29, 2017, we have approximately $2.2 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $62 million of tax credit carryforwards that expire at various dates through 2035. A valuation allowance of $826 million fully offsets the federal deferred tax assets resulting from the NOL and tax credit carryforwards that expire at various dates through 2034. A valuation allowance of $247 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the second quarter and first six months of 2017, the valuation allowance was increased by $16 million and $80 million, respectively, to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards.
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

The parties have reached an agreement in principle, subject to final court approval, to settle the consolidated securities class action for $97.5 million, which will be funded by insurance. The court granted preliminary approval of the settlement on June 24, 2017. While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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

Also, in March 2016, plaintiff Frank Lipsius filed a purported shareholder derivative action against certain present and former members of the Company's Board of Directors and executives in the District Court of Collin County in the State of Texas. The Company is named as a nominal defendant in the suit. The suit generally mirrors the allegations contained in the Weitzman and Zauderer suits discussed above, and seeks similar relief. On May 18, 2017, plaintiff in the Lipsius suit voluntarily dismissed the Collin County action, and on May 19, 2017, refiled the action in the District Court of Dallas County, Texas.

On June 8, 2017, the Company’s Board of Directors received a demand from a purported shareholder of the Company, Douglas Carlson, to conduct an investigation regarding potential claims that certain present and former members of the Board of Directors and executives violated federal securities law and/or breached their fiduciary duties to the Company based upon allegations similar to those in the Marcus class action securities litigation and the related shareholder derivative litigation. An initial response to the demand has been sent.

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
District Court, Southern District of California. The lawsuit alleges that JCP violated the California Labor Code in connection with the alleged forfeiture of accrued and vested vacation time under its “My Time Off” policy. The class consists of all JCP employees who worked in California from April 5, 2007 to the present. Plaintiffs amended the complaint to assert additional claims under the Illinois Wage Payment and Collection Act on behalf of all JCP employees who worked in Illinois from January 1, 2004 to the present. After the court granted JCP’s motion to transfer the Illinois claims, those claims are now pending in a separate action in the U.S. District Court, Northern District of Illinois, entitled Garcia v. JCPenney Corporation. The lawsuits seek compensatory damages, penalties, interest, disgorgement, declaratory and injunctive relief, and attorney’s fees and costs. Plaintiffs in both lawsuits filed motions, which the Company opposed, to certify these actions on behalf of all employees in California and Illinois based on the specific claims at issue. On December 17, 2014, the California court granted plaintiffs’ motion for class certification. Pursuant to a motion by the Company, the California court decertified the class on December 9, 2015. On March 30, 2016, the California court granted JCP’s motion for summary judgment. On April 26, 2016, the California plaintiffs filed a notice of appeal. On May 4, 2016, the California court entered judgment for JCP on all plaintiffs’ claims. The Illinois court denied without prejudice plaintiffs' motion for class certification pending the filing of an amended complaint. Plaintiffs filed their amended complaint in the Illinois lawsuit on April 14, 2015 and the Company answered. On July 2, 2015, the Illinois plaintiffs renewed their motion for class certification, which the Illinois court granted on March 8, 2016. The parties have reached a settlement agreement, subject to final court approval, to resolve the California action for $1.75 million. The California court granted preliminary approval of the settlement on June 7, 2017. The parties have also reached a settlement agreement to resolve the Illinois action for $5 million. The Illinois court granted final approval of the settlement on August 9, 2017. While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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
Contingencies
As of July 29, 2017, we estimated our total potential environmental liabilities to range from $20 million to $25 million and recorded our best estimate of $24 million in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
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

Our growth strategy for 2017 focuses on the following five initiatives:

•	Beauty;

•	Home refresh;

•	Omnichannel;

•	Pricing strategy; and

•	Women's apparel business.

First, we will continue to focus on our beauty categories of Sephora and The Salon by InStyle. In 2016, we opened 60 additional Sephora locations, bringing our total number of locations to 577, and we launched several new brands in our Sephora shops. We plan to add approximately 70 new Sephora locations and expand 32 existing locations in 2017. During the second quarter, 32 new Sephora locations and 31 expansions were completed. We also plan to continue to roll out and launch new beauty merchandise brands in 2017. With these plans every Sephora location we operate will be enhanced in 2017 either through an expansion or an updated assortment of brands. We are rebranding our salons to The Salon by InStyle and also recently added new functionality to jcpenney.com and our mobile app, allowing customers to book salon services appointments easily and more conveniently. Magnifying the importance of physical stores, we see Sephora and Salon as differentiators to help drive traffic and increase the frequency of visits to our stores.

Second, we plan to increase our revenue per customer with our home refresh initiative. We have established appliance showrooms in over 600 stores and plan to add new brand partners to our showrooms throughout the year. Additionally, we plan to expand our mattress showrooms to 500 stores and to add new toy shops to the merchandise assortment of all stores. Lastly, we are conducting several tests within our Home Store focusing on home installed services including an HVAC install program through our partnership with Trane, bathroom remodeling with Re-Bath, and quick ship and installed window blinds.

Third, we remain committed to becoming a world-class omnichannel retailer. Our online business remains strong, having delivered double-digit growth in 2016. We plan to continue to drive increased online revenue in 2017 by increasing our online SKU assortment, continuing to improve site functionality and our mobile app. During the second quarter of 2017, we expanded our ship-from-store capabilities from approximately 250 stores to 100% of our store network.

Pricing strategy is our fourth initiative. In 2017, we have restructured the internal pricing process so that all of our pricing and promotional decisions will be made using a more data-driven approach. Once fully implemented, we expect our pricing initiatives to enhance our merchandise margin performance in 2017 and beyond.

Last, we are focused on improving our women's apparel merchandise assortment. We are enhancing our partnership with Nike to create inspiring brand shops and offering an improved assortment of apparel, accessories and footwear across all divisions. In the women's area we will have Nike in all stores, an increase of over 400 stores from 2016. We are also converting all women's shoe areas to open sale fixtures this year and are introducing new styles and comfort features to attempt to seize available market share in footwear. In addition, we are taking steps in women's apparel to simplify the floor, better balance our career and casual offerings and creating a stronger value statement with pricing. We also plan to expand our use of customer and trend data more effectively to ensure we better understand the desires of the customer in advance of the season. Finally, we see an opportunity with the plus size community that remains underserved, and we want to become the destination for providing style, value and an appealing shopping environment. Our women's plus boutique shop Boutique+™ continues to resonate with our plus size customers and we plan to enhance this strategy for 2017 by launching swimwear and other accessories.

We believe these growth initiatives will not only serve the needs of our value-oriented customer, they will differentiate us from our traditional competitors.
Second Quarter Overview

▪	Sales were $2,962 million with a total sales increase of 1.5% compared to the second quarter of 2016 and a comparable store sales decrease of 1.3%.

▪
Cost of goods sold as a percentage of sales increased to 64.9% compared to 62.9% in the same period last year primarily driven by the liquidation of inventory in closing stores, higher penetration of Internet and appliance sales and increased shrinkage.

▪
Selling, general and administrative (SG&A) expenses decreased $11 million, or 1.3%, for the second quarter of 2017 as compared to the same period last year. These savings were primarily driven by reductions in store controllable costs and corporate overhead and an increase in private label credit card income. SG&A as a percentage of sales decreased to 28.4% compared to 29.2% in the same period last year.

▪
Our net loss was $62 million, or ($0.20) per share, compared to a net loss of $56 million, or ($0.18) per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$23 million, or ($0.07) per share, of restructuring and management transition charges;

▪	$5 million, or $0.02 per share, of Primary Pension income;

▪	$35 million, or ($0.11) per share, for loss on extinguishment of debt; and

▪
$19 million, or $0.06 per share, for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture).

▪
Adjusted net loss was $28 million, or $(0.09) per share, compared to an adjusted net loss of $16 million, or $(0.05) per share, in last year's first quarter. See the reconciliation of net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS on pages 24 and 25.

▪
Adjusted earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (Adjusted EBITDA) (non-GAAP) was $196 million, a $37 million decline from the same period last year.

▪
On May 22, 2017, we paid approximately $334 million aggregate consideration to settle cash tender offers with respect to portions of our outstanding 5.75% Senior Notes due 2018 (2018 Notes) and 8.125% Senior Notes due 2019 (2019 Notes).

▪
On June 20, 2017, we amended our $2.35 billion senior secured asset-based revolving credit facility (Revolving Credit Facility). Among other things, the amended and restated facility provides improved pricing terms and extends the maturity from 2019 to 2022.

▪	Effective July 24, 2017, the Board of Directors elected Jeffrey Davis as Executive Vice President and Chief Financial Officer of the Company.

Results of Operations

	Three Months Ended		Six Months Ended
($ in millions, except EPS)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Total net sales	$2,962	$2,918	$5,668	$5,729
Percent increase/(decrease) from prior year	1.5%	1.5%	(1.1)%	(0.1)%
Comparable store sales increase/(decrease)(1)	(1.3)%	2.2%	(2.4)%	0.9%
Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,923	1,834	3,646	3,627
Selling, general and administrative	842	853	1,685	1,725
Primary pension plan	(5)	—	(9)	—
Supplemental pension plans	1	2	3	4
Total pension	(4)	2	(6)	4
Depreciation and amortization	144	153	289	307
Real estate and other, net	(19)	(9)	(137)	(47)
Restructuring and management transition	23	9	243	15
Total costs and expenses	2,909	2,842	5,720	5,631
Operating income/(loss)	53	76	(52)	98
(Gain)/loss on extinguishment of debt	35	34	35	30
Net interest expense	79	93	166	188
Income/(loss) before income taxes	(61)	(51)	(253)	(120)
Income tax expense/(benefit)	1	5	(11)	4
Net income/(loss)	$(62)	$(56)	$(242)	$(124)
Adjusted EBITDA (non-GAAP) (2)	$196	$233	$451	$386
Adjusted net income/(loss) (non-GAAP) (2)	$(28)	$(16)	$(9)	$(113)
Diluted EPS	$(0.20)	$(0.18)	$(0.78)	$(0.40)
Adjusted diluted EPS (non-GAAP) (2)	$(0.09)	$(0.05)	$(0.03)	$(0.37)
Ratios as a percent of sales:
Cost of goods sold	64.9%	62.9%	64.3%	63.3%
SG&A	28.4%	29.2%	29.7%	30.1%
Operating income/(loss)	1.8%	2.6%	(0.9)%	1.7%

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

(2)
See “Non-GAAP Financial Measures” for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

Total Net Sales

	Three Months Ended		Six Months Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Total net sales	$2,962	$2,918	$5,668	$5,729
Sales percent increase/(decrease):
Total net sales	1.5%	1.5%	(1.1)%	(0.1)%
Comparable store sales	(1.3)%	2.2%	(2.4)%	0.9%

Total net sales increased $44 million in the second quarter of 2017 compared to the second quarter of 2016. For the first six months of 2017, total net sales decreased $61 million from the same period last year.

The following table provides the components of the net sales increase/(decrease):

	Three Months Ended	Six Months Ended
($ in millions)	July 29, 2017	July 29, 2017
Comparable store sales increase/(decrease)	$(35)	$(133)
Closed stores, net	79	69
Other revenues and sales adjustments	—	3
Total net sales increase/(decrease)	$44	$(61)
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

For the second quarter and first six months of 2017, average unit retail and units per transaction increased, while transaction counts decreased as compared to the prior year.

For the second quarter of 2017, Home, Fine Jewelry, Footwear and Handbags and Sephora were our top-performing merchandise divisions. For the first half of 2017, our top-performing merchandise divisions were Home, Sephora and Fine Jewelry, with all experiencing sales gains on a comparable store basis. Geographically, the Southwest and Southeast were the best performing regions of the country during the second quarter and first half of 2017.

During the second quarters of both 2017 and 2016, private brand merchandise comprised 46% of total merchandise sales. During the second quarters of 2017 and 2016, exclusive brand merchandise comprised 7% and 8% of total merchandise sales, respectively. For the first halves of both 2017 and 2016, private brand merchandise comprised 45% of total merchandise sales. For the first halves of 2017 and 2016, exclusive brand merchandise comprised 8% and 9%, respectively, of total merchandise sales.
Store Count
The following table compares the number of stores for the three and six months ended July 29, 2017 and July 30, 2016:

	Three Months Ended			Six Months Ended
	July 29, 2017		July 30, 2016	July 29, 2017		July 30, 2016
JCPenney department stores
Beginning of period	1,013		1,014	1,013		1,021
Closed stores	(2)		—	(2)		(7)
End of period (1)	1,011	(2)	1,014	1,011	(2)	1,014

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 103 million square feet as of July 29, 2017 and 104 million square feet as of July 30, 2016.

(2)	During August 2017, 125 stores ceased operations and were closed.

Cost of Good Sold
Cost of goods sold, exclusive of depreciation and amortization, for the three months ended July 29, 2017 was $1,923 million, an increase of $89 million compared to $1,834 million for the three months ended July 30, 2016. Cost of goods sold as a percentage of sales was 64.9% for the three months ended July 29, 2017 compared to 62.9% for the three months ended July 30, 2016, an increase of 200 basis points. Cost of goods sold, exclusive of depreciation and amortization, for the six months ended July 29, 2017 was $3,646 million, an increase of $19 million compared to $3,627 million for the six months ended July 30, 2016. Cost of goods sold as a percentage of sales was 64.3% for the six months ended July 29, 2017 compared to 63.3% for the six months ended July 30, 2016, an increase of 100 basis points. The increase for the second quarter and the first six months was primarily driven by the liquidation of inventory in closing stores, higher penetration of Internet and appliance sales and increased shrinkage.

SG&A Expenses
For the three months ended July 29, 2017, SG&A expenses were $11 million lower than the corresponding period of 2016. As a percent of sales, SG&A expenses decreased to 28.4% compared to 29.2% in the second quarter of 2016. Through the first six months of 2017, SG&A expenses were $40 million lower than the corresponding period of 2016. Through the first six months of 2017, as a percent of sales, SG&A expenses decreased to 29.7% compared to 30.1% in the corresponding period of 2016. The net decrease in SG&A expenses for the three month period was primarily driven by reductions in store controllable costs and corporate overhead and an increase in private label credit card income. The net decrease in SG&A expenses for the six month period was primarily driven by lower marketing, store controllable costs, and incentive compensation and an increase in private label credit card income.

Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. The income we earn under our agreement with Synchrony is included as an offset to SG&A expenses. For the second quarters of 2017 and 2016, we recognized income of $83 million and $75 million, respectively, pursuant to our private label credit card programs. Through the first halves of 2017 and 2016, we recognized income of $166 million and $154 million, respectively.

Pension Expense/(Income)

	Three Months Ended		Six Months Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Primary Pension Plan	$(5)	$—	$(9)	$—
Supplemental pension plans	1	2	3	4
Total pension expense/(income)	$(4)	$2	$(6)	$4
Depreciation and Amortization Expense
Depreciation and amortization expense was $144 million and $153 million for the three months ended July 29, 2017 and July 30, 2016, respectively, and $289 million and $307 million for the six months ended July 29, 2017 and July 30, 2016, respectively. The decrease is primarily a result of closing store locations since the beginning of 2015.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Voluntary early retirement program (VERP)	$—	$—	$122	$—
Home office and stores	23	—	121	4
Management transition	—	1	—	3
Other	—	8	—	8
Total	$23	$9	$243	$15

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

During the six months ended July 29, 2017 and July 30, 2016, we recorded $121 million and $4 million, respectively, of costs to reduce our store and home office expenses. Costs during the first half of 2017 include store closing asset impairments of $77 million, employee termination benefits of $20 million and store closing costs of $24 million. Costs during the first half of 2016 primarily include employee termination benefits in connection with the elimination of positions in our home office.

We also implemented changes within our management leadership team during the six months ended July 30, 2016 that resulted in management transition costs of $3 million for both incoming and outgoing members of management.

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

The composition of Real estate and other, net was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net gain from sale of non-operating assets	$—	$—	$—	$(5)
Investment income from Home Office Land Joint Venture	(19)	(5)	(20)	(29)
Net gain from sale of operating assets	(1)	(2)	(118)	(10)
Other	1	(2)	1	(3)
Total expense/(income)	$(19)	$(9)	$(137)	$(47)

During the first half of 2016, we sold non-operating assets for a net gain of $5 million. Investment income from the Home Office Land Joint Venture represents our proportional share of net income from the joint venture.

During the first half of 2017, the net gain from the sale of operating assets includes a $111 million net gain on the sale of our Buena Park, California distribution facility and $7 million in net gains on the sale of excess land. During the first half of 2016, the net gain from the sale of operating assets related primarily to the sale of land adjacent to our home office not contributed to the Home Office Land Joint Venture.

Operating Income/(Loss)
For the second quarter of 2017, we reported operating income of $53 million compared to operating income of $76 million in the second quarter of 2016. For the first six months of 2017, we reported an operating loss of $52 million compared to operating income of $98 million in the prior year corresponding period.

(Gain)/Loss on Extinguishment of Debt
During the second quarter of 2017, we settled cash tender offers with respect to portions of our outstanding 2018 Notes and 2019 Notes, resulting in a loss on extinguishment of debt of $34 million, and amended our Revolving Credit Facility, which resulted in a loss on extinguishment of debt of $1 million.

During the first quarter of 2016, we repurchased and retired $60 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $4 million.

During the second quarter of 2016, we completed the refinancing of our $2.25 billion five-year senior secured term loan facility entered into in 2013 with an amended and restated $1.688 billion seven-year senior secured term loan facility and the issuance of $500 million of 5.875% Senior Secured Notes due 2023, resulting in a loss on extinguishment of debt of $34 million.

Net Interest Expense
Net interest expense for the second quarters of 2017 and 2016 was $79 million and $93 million, respectively, a year-over-year decrease of $14 million, or 15.1%. For the first six months of 2017, net interest expense was $166 million, a decrease of $22 million, or 11.7%, from $188 million in 2016. The reduction in net interest expense is due to lower debt levels in 2017 compared to 2016.
Income Taxes
The net tax expense of $1 million for the three months ended July 29, 2017 consisted of state and foreign tax expenses of $4 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a net tax benefit of $4 million to adjust the valuation allowance and $1 million resulting from state audit settlements.

The net tax benefit of $11 million for the six months ended July 29, 2017 consisted of state and foreign tax expenses of $7 million and $4 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $16 million benefit relating to other comprehensive income and a net tax benefit of $4 million to adjust the valuation allowance and $2 million resulting from state audit settlements.
As of July 29, 2017, we have approximately $2.2 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $62 million of tax credit carryforwards that expire at various dates through 2035. A valuation allowance of $826 million fully offsets the federal deferred tax assets resulting from the NOL and tax credit carryforwards that expire at various dates through 2034. A valuation allowance of $247 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the second quarter and first six months of 2017, the valuation allowance was increased by $16 million and $80 million, respectively, to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards.
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

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which is a non-GAAP financial measure:

	Three Months Ended		Six Months Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income/(loss)	$(62)	$(56)	$(242)	$(124)
Add: Net interest expense	79	93	166	188
Add: (Gain)/loss on extinguishment of debt	35	34	35	30
Add: Income tax expense/(benefit)	1	5	(11)	4
Add: Depreciation and amortization	144	153	289	307
Add: Restructuring and management transition charges	23	9	243	15
Add: Primary Pension Plan expense/(income)	(5)	—	(9)	—
Less: Net gain on the sale of non-operating assets	—	—	—	(5)
Less: Proportional share of net income from joint venture	(19)	(5)	(20)	(29)
Adjusted EBITDA (non-GAAP)	$196	$233	$451	$386

For the three months ended July 29, 2017, adjusted EBITDA was $196 million, a reduction of $37 million compared to $233 million in the prior year corresponding period. For the six months ended July 29, 2017, adjusted EBITDA was $451 million, an improvement of $65 million compared to $386 million in the prior year corresponding period.

Adjusted EBITDA for the second quarter of 2017 declined as compared to the corresponding prior year period due to the liquidation of inventory in the closing stores, partially offset by reductions in our controllable expenses.

Adjusted EBITDA for the first half of 2017 improved as compared to the corresponding prior year period as we recorded a significant net gain on the sale of operating assets and effectively managed our controllable expenses, partially offset by the liquidation of inventory in the closing stores.
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended		Six Months Ended
($ in millions, except per share data)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income/(loss)	$(62)	$(56)	$(242)	$(124)
Diluted EPS	$(0.20)	$(0.18)	$(0.78)	$(0.40)
Add: Restructuring and management transition charges (1)	23	9	243	15
Add: Primary Pension Plan expense/(income) (1)	(5)	—	(9)	—
Add: (Gain)/loss on extinguishment of debt (1)	35	34	35	30
Less: Net gain on sale of non-operating assets (1)	—	—	—	(5)
Less: Proportional share of net income from joint venture (1)	(19)	(5)	(20)	(29)
Less: Tax impact resulting from other comprehensive income allocation (2)	—	2	(16)	—
Adjusted net income/(loss) (non-GAAP)	$(28)	$(16)	$(9)	$(113)
Adjusted diluted EPS (non-GAAP)	$(0.09)	$(0.05)	$(0.03)	$(0.37)

(1)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(2)	Represents the net tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the second quarter of 2017 with $314 million of cash and cash equivalents. As of the end of the second quarter of 2017, based on our borrowing base and amounts reserved for outstanding letters of credit, we had $1,968 million available for future borrowings under our revolving credit facility, providing total available liquidity of $2,282 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Six Months Ended
($ in millions)	July 29, 2017	July 30, 2016
Cash and cash equivalents	$314	$429
Merchandise inventory	2,777	2,981
Property and equipment, net	4,390	4,686
Total debt (1)	4,293	4,725
Stockholders’ equity	1,155	1,197
Total capital	5,448	5,922
Maximum capacity under our credit agreement	2,350	2,350
Cash flow from operating activities	56	(208)
Free cash flow (non-GAAP) (2)	10	(352)
Capital expenditures (3)	192	160
Ratios:
Total debt-to-total capital (4)	79%	80%
Cash-to-total debt (5)	7%	9%

(1)
Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, financing obligation, note payable and any borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the second quarters of 2017 and 2016, we had accrued capital expenditures of $39 million and $45 million, respectively.

(4)	Total debt divided by total capital.

(5)	Cash and cash equivalents divided by total debt.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Three Months Ended		Six Months Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net cash provided by/(used in) operating activities (GAAP)	$402	$186	$56	$(208)
Add:
Proceeds from sale of operating assets	10	4	146	16
Less:
Capital expenditures (1)	(109)	(121)	(192)	(160)
Free cash flow (non-GAAP)	$303	$69	$10	$(352)

Net cash provided by/(used in) investing activities (2)	$(98)	$(116)	$(37)	$(127)
Net cash provided by/(used in) financing activities	$(353)	$(56)	$(592)	$(136)

(1)	As of the end of the second quarters of 2017 and 2016, we had accrued capital expenditures of $39 million and $45 million, respectively.

(2)	Net cash provided by investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flow from operating activities for the three months ended July 29, 2017 improved $216 million to an inflow of $402 million compared to an inflow of $186 million for the same period in 2016. Cash flow from operating activities for the six months ended July 29, 2017 improved $264 million to an inflow of $56 million compared to an outflow of $208 million for the same period in 2016. Our net loss of $242 million for the six months ended July 29, 2017 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, the gain on the sale of assets, restructuring and management transition, benefit plans and stock-based compensation. The improvement in cash flow from operations for the three month period was primarily due to the liquidation of inventory in closing stores. The overall year-over-year decrease in cash used for operations for the six month period was primarily due to less merchandise purchases, lower incentive compensation payments and the result of liquidating inventory in closing stores.
Cash flows from operating activities for the first six months of 2017 also included construction allowances from landlords of $14 million, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory decreased $204 million to $2,777 million, or 6.8%, as of the end of the second quarter of 2017 compared to $2,981 million as of the end of the second quarter last year and decreased $77 million from year-end 2016. Merchandise accounts payable decreased $144 million as of the end of the second quarter of 2017 compared to the corresponding prior year period and decreased $27 million from year end.
Investing Activities
Investing activities for the three months ended July 29, 2017 resulted in cash outflows of $98 million compared to outflows of $116 million for the same three month period of 2016. Investing activities through the first six months of 2017 resulted in cash outflows of $37 million compared to outflows of $127 million for the same six month period of 2016.
Cash capital expenditures were $192 million for the six months ended July 29, 2017 and were $160 million for the six months ended July 30, 2016. In addition, as of the end of the second quarters of 2017 and 2016, we had $39 million and $45 million, respectively, of accrued capital expenditures. Through the first six months of 2017, capital expenditures related primarily to investments in our store environment and store facility improvements, including investments in 32 new and 31 expanded Sephora inside JCPenney stores, the roll out of 100 new appliance showrooms and investments in information technology in both our home office and stores. We received construction allowances from landlords of $14 million in the first six months of

2017 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are classified as operating activities and have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.
For the six months ended July 30, 2016 capital expenditures related primarily to the roll out of our center core concept in 350 locations, the opening of 56 Sephora inside JCPenney stores, other investments in our store environment and store facility improvements and investments in information technology in both our home office and stores. We also received construction allowances from landlords of $6 million in the first six months of 2016.
Full year 2017 capital expenditures are expected to be approximately $400 million net of construction allowances from landlords. Capital expenditures for the remainder of 2017 include accrued expenditures of $39 million at the end of the second quarter.
Financing Activities
Financing activities for the six months ended July 29, 2017 resulted in an outflow of $592 million compared to an outflow of $136 million for the same period last year.

During the first six months of 2017, we paid $330 million to settle cash tender offers with respect to portions of our outstanding 2018 Notes and 2019 Notes. Additionally, we paid $220 million to retire outstanding debt at maturity and we paid $21 million in required principal payments on outstanding debt and $12 million in required payments on our capital leases, financing obligation and note payable.

Free Cash Flow
Free cash flow for the three months ended July 29, 2017 improved $234 million to an inflow of $303 million compared to an inflow of $69 million in the same period last year. Free cash flow for the six months ended July 29, 2017 improved $362 million to an inflow of $10 million compared to an outflow of $352 million in the same period last year. The improvement for the three month period was primarily due to the liquidation of inventory in closing stores. The year-over-year increase was primarily due to the net gain on the Buena Park, California distribution facility sale, lower incentive compensation payments, and the liquidation of inventory in closing stores.
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

Credit Ratings

Our credit ratings and outlook as of August 25, 2017 from various credit rating agencies were as follows:

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
There were no changes to our critical accounting policies during the six months ended July 29, 2017. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 2 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the six months ended July 29, 2017 are not necessarily indicative of the results for future quarters or the entire year.
Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. Words such as "expect" and similar expressions identify forward-looking statements, which include, but are not limited to, statements regarding sales, cost of goods sold, selling, general and administrative expenses, earnings, cash flows and liquidity. Forward-looking statements are based only on the Company's current assumptions and views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company's control, that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer confidence and spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell us merchandise on a timely basis or at all, trade restrictions, the ability to monetize non-core assets on acceptable terms, the ability to implement our strategic plan including our omnichannel initiatives, customer acceptance of our strategies, our ability to attract, motivate and retain key executives and other associates, the impact of cost reduction initiatives, our ability to generate or maintain liquidity, implementation of new systems and platforms, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, disruptions and congestion at ports through which we import goods, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, the ability of the federal government to fund and conduct its operations, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, legal and regulatory proceedings and the Company’s ability to access the debt or equity markets on favorable terms or at all. There can be no assurances that the Company will achieve expected results, and actual results may be materially less than expectations. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise projections as more information becomes available.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at July 29, 2017 are similar to those disclosed in the 2016 Form 10-K.
Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the second quarter ended July 29, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, employees, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, large appliance retailers, specialty retailers, wholesale clubs, direct-to-consumer businesses, including those on the Internet, and other forms of retail commerce. Some competitors are larger than JCPenney, and/or have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting, selling their products, updating their store environment and updating their technology. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation, shipping times and cost, credit availability, customer loyalty and availability of in-store services, such as styling salon, optical, portrait photography and custom decorating. We have experienced, and anticipate that we will continue to experience for at least the foreseeable future, significant competition from our competitors. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, customer loyalty programs, availability of in-store services, new store openings, store renovations, launches of Internet websites or mobile platforms, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower merchandise margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

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
We may also seek to expand into new lines of business from time to time, such as offering large appliances for sale and offering home improvement products and installation services through third-parties. There is no assurance that these efforts will be successful. Further, if we devote time and resources to new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results. In addition, we may also seek to expand our merchandise offerings into new product categories, which may carry new or additional risks beyond those typically associated with our traditional apparel and home furnishings businesses. We may not be able to develop new lines of business in a manner that improves our operating results or address or mitigate the risks associated with new product categories, and may therefore be forced to close the new lines of business or reduce our expanded merchandise offerings, which may damage our reputation and negatively impact our operating results.

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
Customer traffic depends upon our ability to successfully market compelling merchandise assortments, present an appealing shopping environment and experience to customers, and attract customers to our stores through omnichannel initiatives such as pickup-in-store programs. Our strategies focus on increasing customer traffic and improving conversion in our stores and online; however, there can be no assurance that our efforts will be successful or will result in increased sales. Further, costs to drive online traffic may be higher than anticipated and actions to drive online traffic may not deliver anticipated results. In addition, external events outside of our control, including store closings by our competitors, pandemics, terrorist threats, domestic conflicts and civil unrest, may influence customers' decisions to visit malls or might otherwise cause customers to avoid public places. There is no assurance that we will be able to reverse any decline in traffic or that increases in Internet sales will offset any decline in store traffic. We may need to respond to any declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers, which could adversely impact our operating results and cash flows from operating activities. In addition, the challenge of declining store traffic along with the growth of digital shopping channels and its diversion of sales from brick-and-mortar stores could lead to store closures and/or asset impairment charges, which could adversely impact our operating results, financial position and cash flows.

If we are unable to manage our inventory effectively, our merchandise margins could be adversely affected.
Our profitability depends upon our ability to manage appropriate inventory levels and respond quickly to shifts in consumer demand patterns. We must properly execute our inventory management strategies by appropriately allocating merchandise among our stores and online, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores and online, adjusting our merchandise mix between our private and exclusive brands and national brands, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand and effectively managing pricing and markdowns. If we overestimate customer demand for our merchandise, we will likely need to record inventory markdowns and sell the excess inventory at clearance prices which would negatively impact our merchandise margins and operating results. If we underestimate customer demand for our merchandise, we may experience inventory shortages which may result in missed sales opportunities and have a negative impact on customer loyalty.

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
Our results depend on the contributions of our employees, including our senior management team and other key employees. This depends to a great extent on our ability to retain, attract and motivate talented employees throughout the organization, many of whom, particularly in the stores, are in entry level or part-time positions, which have historically had high rates of turnover. We currently operate with significantly fewer individuals than we have in the past who have assumed additional duties and responsibilities, which could have an adverse impact on our operating performance and efficiency. Negative media reports regarding the Company or the retail industry in general, as well as uncertainty due to announced store closings, could also have an adverse impact on our ability to attract, retain and motivate our employees. If we are unable to retain, attract and motivate talented employees with the appropriate skill sets, we may not achieve our objectives and our results of operations could be adversely impacted. Our ability to meet our changing labor needs while controlling our costs is also subject to external factors such as unemployment levels, competing wages, potential union organizing efforts and government regulation. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract employees. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role in our senior management could have a material adverse effect on our business.
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
We have implemented several applications and systems from third party vendors, providers and licensors to simplify our processes and reduce our use of customized existing legacy systems and expect to place additional applications and systems into operation in the future. Any continued reliance on existing legacy systems may result in extended system outages due to the difficulty in recovering those systems as well as inefficiencies in our business workflow due to the complexity and high levels of customization inherent in such systems. Implementing new applications and systems carries substantial risk, including implementation delays, cost overruns, disruption of operations, potential loss of data or information, lower customer satisfaction resulting in lost customers or sales, inability to deliver merchandise to our stores or our customers, the potential inability to meet reporting requirements and unintentional security vulnerabilities. There can be no assurances that we will successfully launch the new applications and systems as planned, that the new applications and systems will perform as expected or that the new applications and systems will be implemented without disruptions to our operations, any of which may cause critical information upon which we rely to be delayed, unreliable, corrupted, insufficient or inaccessible.

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
As of July 29, 2017, we have $4.293 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have a material adverse effect on our results of operations and liquidity.
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

Our merchandise assortments reflect assumptions regarding expected weather patterns and our profitability depends on our ability to timely deliver seasonally appropriate inventory. Unseasonable or unexpected weather conditions such as warm temperatures during the winter season or prolonged or extreme periods of warm or cold temperatures could render a portion of our inventory incompatible with consumer needs. Extreme weather or natural disasters could also severely hinder our ability to timely deliver seasonally appropriate merchandise, preclude customers from traveling to our stores, delay capital improvements or cause us to close stores. A reduction in the demand for or supply of our seasonal merchandise could have an adverse effect on our inventory levels and results of operations.

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

The Company has a federal net operating loss (NOL) of $2.2 billion as of July 29, 2017. These NOL carryforwards (expiring in 2032 through 2034) are available to offset future taxable income. The Company may recognize additional NOLs in the future.
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

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through July 29, 2017, the Company has not had a Section 382 ownership change through July 29, 2017.

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

Item 6. Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 20, 2016	8-K	001-15274	3.1	7/21/2016
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
10.1	Amendment No. 2 to Credit Agreement, dated as of June 20, 2017, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	001-15274	10.1	6/21/2017
10.2
Ninth Amendment dated as of July 10, 2017 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and Synchrony Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013, the Third Amendment thereto dated October 11, 2013, the Fourth Amendment thereto dated February 25, 2014, the Fifth Amendment thereto dated April 6, 2015, the Sixth Amendment thereto dated June 26, 2015, the Seventh Amendment thereto dated August 17, 2016, and the Eighth Amendment thereto dated January 18, 2017
						†
10.3	Letter Agreement dated July 24, 2017 between J. C. Penney Company, Inc. and Jeffrey Davis	8-K	001-15274	10.1	7/24/2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/Andrew S. Drexler
Andrew S. Drexler Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: August 30, 2017