Form 10-Q
period 2017-10-28
J C PENNEY CO INC
filed 2017-11-29
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 311,571,536 shares of Common Stock of 50 cents par value, as of November 24, 2017.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended October 28, 2017

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Total net sales	$2,807	$2,857	$8,475	$8,586

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,852	1,795	5,498	5,422
Selling, general and administrative (SG&A)	840	888	2,525	2,613
Pension	9	1	3	5
Depreciation and amortization	131	149	420	456
Real estate and other, net	2	(1)	(135)	(48)
Restructuring and management transition	52	2	295	17
Total costs and expenses	2,886	2,834	8,606	8,465
Operating income/(loss)	(79)	23	(131)	121
(Gain)/loss on extinguishment of debt	—	—	35	30
Net interest expense	78	87	244	275
Income/(loss) before income taxes	(157)	(64)	(410)	(184)
Income tax expense/(benefit)	(29)	3	(40)	7
Net income/(loss)	$(128)	$(67)	$(370)	$(191)
Earnings/(loss) per share:
Basic	$(0.41)	$(0.22)	$(1.19)	$(0.62)
Diluted	$(0.41)	$(0.22)	$(1.19)	$(0.62)
Weighted average shares – basic	311.6	308.3	310.6	307.8
Weighted average shares – diluted	311.6	308.3	310.6	307.8
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income/(loss)	$(128)	$(67)	$(370)	$(191)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Net actuarial gain/(loss) arising during the period (1)	31	—	36	—
Prior service credit/(cost) arising during the period (2)	—	—	—	5
Reclassification for net actuarial (gain)/loss (3)	—	(3)	—	(5)
Reclassification for amortization of prior service (credit)/cost (4)	1	—	3	—
Net curtailment gain (5)	—	—	20	—
Net settlement gain (6)	8	—	8	—
Cash flow hedges
Gain/(loss) on interest rate swaps (7)	4	2	(2)	(7)
Reclassification for periodic settlements (8)	1	2	5	6
Foreign currency translation
Unrealized (gain)/loss	(2)	—	—	—
Deferred tax valuation allowance	—	1	—	—
Total other comprehensive income/(loss), net of tax	43	2	70	(1)
Total comprehensive income/(loss), net of tax	$(85)	$(65)	$(300)	$(192)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

(1)	Net of $(24) million and $(28) million in tax in the three and nine months ended October 28, 2017, respectively.

(2)	Net of $(3) million in tax in the nine months ended October 29, 2016.

(3)
Net of $1 million and $3 million in tax in the three and nine months ended October 29, 2016, respectively. Pre-tax amounts of $(4) million and $(8) million in the three and nine months ended October 29, 2016, respectively, were recognized in SG&A in the Consolidated Statements of Operations.

(4)
Net of $(2) million in tax in the nine months ended October 28, 2017. Pre-tax amounts of $1 million and $5 million in the three and nine months ended October 28, 2017, respectively, and pre-tax amounts of $2 million and $6 million in the three and nine months ended October 29, 2016, respectively, were recognized in Pension in the Consolidated Statements of Operations. Pre-tax amounts of $(2) million and $(6) million in the three and nine months ended October 29, 2016, respectively, were recognized in SG&A in the Consolidated Statements of Operations.

(5)
Net of $(11) million in tax in the nine months ended October 28, 2017. Pre-tax prior service cost of $5 million related to the curtailment is included in Restructuring and management transition in the Consolidated Statements of Operations in the nine months ended October 28, 2017.

(6)
Net of $(4) million of tax in the three and nine months ended October 28, 2017. Pre-tax amounts of $12 million in the three and nine months ended October 28, 2017, respectively, were recognized in Pension in the Consolidated Statements of Operations.

(7)
Net of $(1) million and $2 million of tax in the three and nine months ended October 28, 2017, respectively. Net of $(1) million and $3 million of tax in the three and nine months ended October 29, 2016, respectively.

(8)
Net of $(1) million and $(3) million of tax in each of the three and nine months ended October 28, 2017 and October 29, 2016, respectively. Pre-tax amounts of $2 million and $8 million for the three and nine months ended October 28, 2017, respectively, and pre-tax amounts $3 million and $9 million for the three and nine months ended October 29, 2016, respectively, were recognized in Net interest expense in the Consolidated Statements of Operations.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	October 28, 2017	October 29, 2016	January 28, 2017
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$175	$172	$125
Cash short-term investments	10	11	762
Cash and cash equivalents	185	183	887
Merchandise inventory	3,365	3,691	2,854
Prepaid expenses and other	243	254	160
Total current assets	3,793	4,128	3,901
Property and equipment (net of accumulated depreciation of $3,463, $3,802 and $3,842)	4,316	4,651	4,599
Prepaid pension	3	—	—
Other assets	632	608	618
Total Assets	$8,744	$9,387	$9,118
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,342	$1,493	$977
Other accounts payable and accrued expenses	1,056	1,170	1,164
Current portion of capital leases, financing obligation and note payable	8	15	15
Current maturities of long-term debt	232	263	263
Total current liabilities	2,638	2,941	2,419
Long-term capital leases, financing obligation and note payable	214	9	219
Long-term debt	4,039	4,509	4,339
Deferred taxes	201	198	204
Other liabilities	574	590	583
Total Liabilities	7,666	8,247	7,764
Stockholders’ Equity
Common stock(1)	156	154	154
Additional paid-in capital	4,701	4,676	4,679
Reinvested earnings/(accumulated deficit)	(3,376)	(3,198)	(3,006)
Accumulated other comprehensive income/(loss)	(403)	(492)	(473)
Total Stockholders’ Equity	1,078	1,140	1,354
Total Liabilities and Stockholders’ Equity	$8,744	$9,387	$9,118

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 311.1 million, 307.8 million and 308.3 million as of October 28, 2017, October 29, 2016 and January 28, 2017, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Cash flows from operating activities
Net income/(loss)	$(128)	$(67)	$(370)	$(191)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	(1)	—	72	(1)
Asset impairments and other charges	4	—	7	2
Net gain on sale of non-operating assets	—	—	—	(5)
Net gain on sale of operating assets	(1)	—	(119)	(10)
(Gain)/loss on extinguishment of debt	—	—	35	30
Depreciation and amortization	131	149	420	456
Benefit plans	(1)	(14)	95	(41)
Stock-based compensation	7	7	23	27
Deferred taxes	(30)	3	(49)	3
Change in cash from:
Inventory	(588)	(710)	(511)	(970)
Prepaid expenses and other	(2)	(19)	(66)	(87)
Merchandise accounts payable	392	399	365	568
Current income taxes	—	(1)	3	(5)
Accrued expenses and other	(22)	60	(88)	(177)
Net cash provided by/(used in) operating activities	(239)	(193)	(183)	(401)
Cash flows from investing activities
Capital expenditures	(95)	(122)	(287)	(282)
Net proceeds from sale of non-operating assets	—	—	—	2
Net proceeds from sale of operating assets	7	—	153	16
Joint venture return of investment	—	—	9	15
Net cash provided by/(used in) investing activities	(88)	(122)	(125)	(249)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	—	2,188
Proceeds from borrowings under the credit facility	249	259	521	259
Payments of borrowings under the credit facility	(38)	(97)	(310)	(97)
Premium on early retirement of debt	—	—	(30)	—
Payments of capital leases, financing obligation and note payable	(2)	(5)	(14)	(24)
Payments of long-term debt	(11)	(89)	(552)	(2,339)
Financing costs	—	—	(9)	(49)
Proceeds from stock issued under stock plans	1	1	4	2
Tax withholding payments for vested restricted stock	(1)	—	(4)	(7)
Net cash provided by/(used in) financing activities	198	69	(394)	(67)
Net increase/(decrease) in cash and cash equivalents	(129)	(246)	(702)	(717)
Cash and cash equivalents at beginning of period	314	429	887	900
Cash and cash equivalents at end of period	$185	$183	$185	$183

Supplemental cash flow information
Income taxes received/(paid), net	$(1)	$(1)	$(6)	$(9)
Interest received/(paid), net	(84)	(103)	(247)	(287)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	(4)	1	2	33

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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended October 28, 2017” and “three months ended October 29, 2016” refer to the 13-week periods ended October 28, 2017 and October 29, 2016, respectively. “Nine months ended October 28, 2017” and “nine months ended October 29, 2016” refer to the 39-week periods ended October 28, 2017 and October 29, 2016, respectively. Fiscal year 2017 contains 53 weeks, and fiscal year 2016 contains 52 weeks.
Basis of Consolidation
All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income/(loss) in any period.

2. Change in Accounting for Merchandise Inventories
During the third quarter of fiscal 2017, the Company retired certain legacy systems and implemented a new module of its enterprise resource planning system to account for its merchandise inventories. Along with this implementation, the Company changed its method of accounting for merchandise inventories for its Internet operations from the lower of standard cost (representing average vendor costs) or net realizable value to the lower of cost or market using the retail inventory method (RIM).

The change in inventory valuation method with respect to the Company's Internet operations allows the Company to better account for inventory on an enterprise-wide basis and to be more consistent with its omnichannel focus of physical and digital interaction with its customers. The Company believes this will result in greater uniformed costing of inventories and a more consistent matching of cost of goods sold with net sales generated. The effect of the change on the Inventory and Reinvested Earnings/(Accumulated Deficit) balances for the six months ended July 29, 2017 was not material. The Company could not determine the impact of the change to the retail method for its inventory related to its Internet operations for periods prior to fiscal 2017 and therefore could not retroactively apply the change to periods prior to fiscal 2017.

3. Effect of New Accounting Standards
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The new standard no longer requires allocating valuation allowances between current and noncurrent deferred tax assets because those allowances are classified as noncurrent. The Company adopted ASU 2015-17 retrospectively in its first quarter ended April 29, 2017. As a result of the retrospective adoption, the Company reclassified deferred tax assets of $208 million and $196 million as of October 29, 2016 and January 28, 2017, respectively, from Deferred taxes (a component of current assets) to a reduction in Deferred taxes (a component of long-term liabilities) on the unaudited Interim Consolidated Balance Sheets.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Under previous guidance, net realizable value is one of several calculations an entity needs to make to measure inventory at the lower of cost or market. However, companies will continue to apply their existing impairment models to inventories that are accounted for using last-in first-out (LIFO) and the RIM. The Company adopted ASU 2015-11 in its first quarter ended April 29, 2017. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows as substantially all of our inventory was measured by the RIM impairment model at that time which is considered a continued acceptable method under the new standard.
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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-05). Under the ASU, the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The Company adopted ASU 2016-05 in the first quarter ended April 29, 2017 and the new guidance did not have any impact as the Company had no transactions involving the novation of a derivative.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside of operating income, if this subtotal is presented. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Entities should apply this guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively, on and after the effective date, for any capitalization of the service cost component of net periodic pension cost in assets. We are currently evaluating the effect that adopting this new accounting guidance will have on our results of operations.

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers, a replacement of Revenue Recognition (Topic 605). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for us beginning in fiscal 2018 and we plan to adopt the new standard using the full retrospective approach. We are analyzing the impact of the new standard on our current accounting policies and internal controls and the software changes required to implement the new standard. Although we have not completed all of the required due diligence, we have identified certain impacts to our revenue recognition policies related to gift card breakage and our customer loyalty programs. Whereas we currently recognize gift card breakage, net of required escheatment, 60 months after the gift card is issued, the new standard will require us to recognize gift card breakage, net of required escheatment, over the redemption pattern of gift cards. Additionally, whereas under current standards we utilize the incremental cost method to account for our customer loyalty programs, the new standard will require us to account for our customer loyalty programs as revenue which will require us to defer a portion of our incremental sales to loyalty rewards to be earned by reward members.

We are also evaluating the classification of profit sharing income earned in connection with our private label credit card and co-branded MasterCard® programs owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolios.  Currently the income we earn under our agreement with Synchrony is included as an offset to SG&A expenses. In connection with the adoption of the new standard, we plan to change our presentation to include such income in other revenues.

4. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Earnings/(loss)
Net income/(loss)	$(128)	$(67)	$(370)	$(191)
Shares
Weighted average common shares outstanding (basic shares)	311.6	308.3	310.6	307.8
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—	—
Weighted average shares assuming dilution (diluted shares)	311.6	308.3	310.6	307.8
EPS
Basic	$(0.41)	$(0.22)	$(1.19)	$(0.62)
Diluted	$(0.41)	$(0.22)	$(1.19)	$(0.62)
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Stock options, restricted stock awards and warrant	32.1	32.9	32.9	33.7

5. Long-Term Debt

($ in millions)	October 28, 2017	October 29, 2016	January 28, 2017
Issue:
2014 Credit Facility	$—	$162	$—
7.95% Debentures Due 2017	—	220	220
2017 Credit Facility	211	—	—
5.75% Senior Notes Due 2018 (1)	190	265	265
8.125% Senior Notes Due 2019 (1)	175	400	400
5.65% Senior Notes Due 2020 (1)	400	400	400
2016 Term Loan Facility (Matures in 2023)	1,635	1,677	1,667
5.875% Senior Secured Notes Due 2023 (1)	500	500	500
7.125% Debentures Due 2023	10	10	10
6.9% Notes Due 2026	2	2	2
6.375% Senior Notes Due 2036 (1)	388	388	388
7.4% Debentures Due 2037	313	313	313
7.625% Notes Due 2097	500	500	500
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and note payable	4,324	4,837	4,665
Unamortized debt issuance costs	(53)	(65)	(63)
Total debt, excluding capital leases, financing obligation and note payable	4,271	4,772	4,602
Less: current maturities	232	263	263
Total long-term debt, excluding capital leases, financing obligation and note payable	$4,039	$4,509	$4,339

(1)	These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%.
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
During the second quarter of 2017, we amended our $2.35 billion senior secured asset-based revolving credit facility (2017 Credit Facility) to, among other things, extend the maturity date to June 20, 2022 and to lower the interest rate spread by 75 basis points. All borrowings under the 2017 Credit Facility accrue interest at a rate equal to, at the Company’s option, a base rate or an adjusted LIBOR rate plus a spread. As of October 28, 2017, outstanding borrowings under the 2017 Credit Facility were $211 million.
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

The fair value of our interest rate swaps are recorded on the unaudited Interim Consolidated Balance Sheets as an asset or a liability (see Note 8). The effective portion of the interest rate swaps' changes in fair values is reported in Accumulated other comprehensive income/(loss) (see Note 9), and the ineffective portion is reported in Net income/(loss). Amounts in Accumulated other comprehensive income/(loss) are reclassified into net income/(loss) when the related interest payments affect earnings. For the periods presented, all of the interest rate swaps were 100% effective.
Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	October 28, 2017	October 29, 2016	January 28, 2017	Balance Sheet Location	October 28, 2017	October 29, 2016	January 28, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	N/A	$—	$—	$—	Other accounts payable and accrued expenses	$2	$2	$2
Interest rate swaps	N/A	—	—	—	Other liabilities	5	29	10
Total derivatives designated as hedging instruments		$—	$—	$—		$7	$31	$12
7. Restructuring and Management Transition

On March 17, 2017, the Company finalized its plans to close 138 stores to help align the Company's brick-and-mortar presence with its omnichannel network, thereby redirecting capital resources to invest in locations and initiatives that offer the greatest revenue potential. The expected store closures resulted in a $77 million asset impairment charge for store assets with limited future use and a $14 million severance charge for the expected displacement of store associates. During the three months ended October 28, 2017, $52 million in store related closing and other costs such as certain lease obligations were recorded as a result of each respective store ceasing operations.

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
The components of restructuring and management transition include:

•	VERP — charges for enhanced retirement benefits, curtailment and other expenses related to the VERP;

•	Home office and stores — charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition — charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other — charges related primarily to contract termination costs and other costs associated with our previous shops strategy and costs related to the closure of certain supply chain locations.
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended		Cumulative Amount From Program Inception Through October 28, 2017
($ in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
VERP	$—	$—	$122	$—	$122
Home office and stores	52	2	173	6	470
Management transition	—	—	—	3	255
Other	—	—	—	8	178
Total	$52	$2	$295	$17	$1,025

 Activity for the restructuring and management transition liability for the nine months ended October 28, 2017 was as follows:

($ in millions)	Home Office and Stores	Other	Total
January 28, 2017	$4	$27	$31
Charges	101	—	101
Cash payments	(61)	(23)	(84)
October 28, 2017	$44	$4	$48

8. Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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

Cash Flow Hedges Measured on a Recurring Basis
As of October 28, 2017, October 29, 2016 and January 28, 2017, the $7 million, $31 million and $12 million fair value of our cash flow hedges, respectively, are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.
Other Non-Financial Assets Measured on a Non-Recurring Basis
In connection with the Company announcing its plan to close underperforming department stores in 2017, long-lived assets held and used with a carrying value of $86 million were written down to their fair value of $9 million, resulting in asset impairment charges of $77 million in the nine months ended October 28, 2017. The fair value was determined based on comparable market values of similar properties or on a rental income approach and the significant inputs related to valuing the store related assets are classified as Level 2 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	October 28, 2017		October 29, 2016		January 28, 2017
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and note payable	$4,324	$3,683	$4,837	$4,759	$4,665	$4,495
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of October 28, 2017, October 29, 2016 and January 28, 2017, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.
9. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the nine months ended October 28, 2017:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
January 28, 2017	308.3	$154	$4,679	$(3,006)	$(473)	$1,354
Net income/(loss)	—	—	—	(370)	—	(370)
Other comprehensive income/(loss)	—	—	—	—	70	70
Stock-based compensation and other	2.8	2	22	—	—	24
October 28, 2017	311.1	$156	$4,701	$(3,376)	$(403)	$1,078

Accumulated Other Comprehensive Income/(Loss)

The following table shows the changes in accumulated other comprehensive income/(loss) balances for the nine months ended October 28, 2017:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
January 28, 2017	$(421)	$(33)	$(2)	$(17)	$(473)
Other comprehensive income/(loss) before reclassifications	53	—	—	(2)	51
Amounts reclassified from accumulated other comprehensive income	8	6	—	5	19
October 28, 2017	$(360)	$(27)	$(2)	$(14)	$(403)

10. Retirement Benefit Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan (Primary Pension Plan) and non-contributory supplemental pension plans were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Primary Pension Plan
Service cost	$11	$14	$32	$41
Interest cost	36	38	109	114
Expected return on plan assets	(53)	(54)	(160)	(161)
Amortization of prior service cost/(credit)	1	2	5	6
Settlement expense	12	—	12	—
Net periodic benefit expense/(income)	$7	$—	$(2)	$—

Supplemental Pension Plans
Service cost	$—	$—	$—	$—
Interest cost	2	1	5	5
Net periodic benefit expense/(income)	$2	$1	$5	$5

Primary and Supplemental Pension Plans Total
Service cost	$11	$14	$32	$41
Interest cost	38	39	114	119
Expected return on plan assets	(53)	(54)	(160)	(161)
Amortization of prior service cost/(credit)	1	2	5	6
Settlement expense	12	—	12	—
Net periodic benefit expense/(income)	$9	$1	$3	$5
During the third quarter of 2017, we recognized settlement expense of $12 million due to higher lump-sum payment activity to retirees primarily as a result of the VERP executed earlier in the year. The lump-sum payments reduced our pension obligation by $195 million. Following these payments and the completion of a remeasurement of plan assets and liabilities, the plan's funded status is 100% as of October 28, 2017. The discount rate used for the remeasurement as of October 28, 2017 was 3.94% compared to the year-end 2016 discount rate of 4.40%.
Additionally, the Company had net periodic postretirement income of $6 million and $14 million, respectively, in the three and nine months ended October 29, 2016 related to the Company's noncontributory postretirement medical and dental plan which was included in SG&A expense in the unaudited Interim Consolidated Statements of Operations. The postretirement medical and dental plan was terminated effective December 31, 2016.
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

The composition of Real estate and other, net was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net gain from sale of non-operating assets	$—	$—	$—	$(5)
Investment income from Home Office Land Joint Venture	(3)	—	(23)	(29)
Net gain from sale of operating assets	(1)	—	(119)	(10)
Other	6	(1)	7	(4)
Total expense/(income)	$2	$(1)	$(135)	$(48)

Investment Income from Joint Ventures
During the third quarter and first nine months of 2017, the Company had income of $3 million and $23 million, respectively, related to its proportional share of the net income in the Home Office Land Joint Venture and received aggregate cash distributions of $3 million and $31 million, respectively. During the first nine months of 2016, the Company had income of $29 million related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $44 million.

Net Gain from Sale of Operating Assets
During the first quarter of 2017, we completed the sale of our Buena Park, California distribution facility for a net sale price of$131 million and recorded a net gain of $111 million.
12. Income Taxes
The net tax benefit of $29 million for the three months ended October 28, 2017 consisted of state and foreign tax expenses of $3 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and $1 million of expense resulting from state audit settlements, offset by a $30 million benefit relating to other comprehensive income and a net tax benefit of $4 million to adjust the valuation allowance.
The net tax benefit of $40 million for the nine months ended October 28, 2017 consisted of state and foreign tax expenses of $10 million and $5 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $46 million benefit relating to other comprehensive income and a net tax benefit of $8 million to adjust the valuation allowance and $1 million resulting from state audit settlements.
As of October 28, 2017, we have approximately $2.5 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $63 million of tax credit carryforwards that expire at various dates through 2035. A valuation allowance of $847 million fully offsets the federal deferred tax assets resulting from the NOL and tax credit carryforwards that expire at various dates through 2034. A valuation allowance of $250 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the third quarter and first nine months of 2017, the valuation allowance was increased by $24 million and $104 million, respectively, to offset the net deferred tax assets created in those periods relating primarily to the increase in NOL carryforwards.

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

On June 8, 2017, the Company’s Board of Directors received a demand from a purported shareholder of the Company, Douglas Carlson, to conduct an investigation regarding potential claims that certain present and former members of the Board of Directors and executives violated federal securities law and/or breached their fiduciary duties to the Company based upon allegations similar to those in the Marcus class action securities litigation and the related shareholder derivative litigation. The Board of Directors has appointed a committee of independent directors to review the demand and make a recommendation to the Board of Directors regarding a response to the demand.

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
District Court, Southern District of California. The lawsuit alleges that JCP violated the California Labor Code in connection with the alleged forfeiture of accrued and vested vacation time under its “My Time Off” policy. The class consists of all JCP employees who worked in California from April 5, 2007 to the present. Plaintiffs amended the complaint to assert additional claims under the Illinois Wage Payment and Collection Act on behalf of all JCP employees who worked in Illinois from January 1, 2004 to the present. After the court granted JCP’s motion to transfer the Illinois claims, those claims are now pending in a separate action in the U.S. District Court, Northern District of Illinois, entitled Garcia v. JCPenney Corporation. The lawsuits seek compensatory damages, penalties, interest, disgorgement, declaratory and injunctive relief, and attorney’s fees and costs. Plaintiffs in both lawsuits filed motions, which the Company opposed, to certify these actions on behalf of all employees in California and Illinois based on the specific claims at issue. On December 17, 2014, the California court granted plaintiffs’ motion for class certification. Pursuant to a motion by the Company, the California court decertified the class on December 9, 2015. On March 30, 2016, the California court granted JCP’s motion for summary judgment. On April 26, 2016, the California plaintiffs filed a notice of appeal. On May 4, 2016, the California court entered judgment for JCP on all plaintiffs’ claims. The Illinois court denied without prejudice plaintiffs' motion for class certification pending the filing of an amended complaint. Plaintiffs filed their amended complaint in the Illinois lawsuit on April 14, 2015 and the Company answered. On July 2, 2015, the Illinois plaintiffs renewed their motion for class certification, which the Illinois court granted on March 8, 2016. The parties have reached a settlement agreement, subject to final court approval, to resolve the California action for $1.75 million. The California court granted final approval of the settlement on November 3, 2017. The parties have also reached a settlement agreement to resolve the Illinois action for $5 million. The Illinois court granted final approval of the settlement on August 9, 2017.

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
Contingencies
As of October 28, 2017, we estimated our total potential environmental liabilities to range from $20 million to $25 million and recorded our best estimate of $24 million in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet as of that date. This estimate covers potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of certain of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the upper end of the estimated range, we do not believe that such losses would have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

As a result of Hurricanes Harvey, Irma and Maria, the Company incurred varying property damage and inventory losses in all of its Puerto Rico stores, in one store in Texas and in one store in Florida. Costs related to the property damage and inventory losses are recoverable (net of deductibles) from property insurance maintained by the Company. We have recorded a $22 million estimated loss for the cost of any property damage and inventory losses and a corresponding receivable of $22 million for expected recoveries from our insurance provider. While no final property and inventory losses or insurance recoveries have been determined and while no assurance can be given as to the ultimate resolution with our insurance provider, we currently believe our estimated loss is the best estimate and such related cost will be recovered by the estimated insurance proceeds.
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

Growth Initiatives

Our growth strategy for 2017 focuses on the following five initiatives:

•	Beauty;

•	Home refresh and toys;

•	Omnichannel;

•	Pricing strategy; and

•	Women's apparel business.

First, we continue to focus on our beauty categories of Sephora and The Salon by InStyle. We have completed our plan to add 70 new Sephora locations and expand 32 existing locations in 2017, bringing the total number of our Sephora locations to 642. We launched several new brands in our Sephora shops including Fenty Beauty by Rihanna, which is exclusive to both Sephora and Sephora inside JCPenney. We believe this new launch will continue to drive significant incremental sales and foot traffic to our Sephora inside JCPenney shops during the holiday season. We are rebranding our salons to The Salon by InStyle and also recently added new functionality to jcpenney.com and our mobile app, allowing customers to book salon appointments easily and more conveniently. Magnifying the importance of physical stores, we see Sephora and Salon as differentiators to help drive traffic and increase the frequency of visits to our stores.

Second, we plan to increase our revenue per customer with our home refresh and toys initiatives. We have established appliance showrooms in approximately 600 stores, including 100 new showrooms in 2017, and recently added Frigidaire to our assortment. We expect the addition of Frigidaire gives us the ability to drive business-to-business sales with what we believe is one of the industry's best opening price point brands. Additionally, we have completed our plan to expand our mattress showrooms to 500 stores and to add new toy shops to the merchandise assortment of all stores. Lastly, we are conducting several tests within our Home Store focusing on home installed services including an HVAC install program through our partnership with Trane®, bathroom remodeling with Re-Bath®, and quick ship and installed window blinds.

Third, we remain committed to becoming a world-class omnichannel retailer. Our online business remains strong, having delivered double-digit growth to date in 2017. We plan to continue to drive increased online revenue by increasing our online SKU assortment, continuing to improve site functionality and enhancing our mobile apps. During 2017, we also expanded our ship-from-store capabilities from approximately 250 stores to 100% of our store network.

Pricing strategy is our fourth initiative. In 2017, we have restructured the internal pricing process so that all of our pricing and promotional decisions will be made using a more data-driven approach. Once fully implemented, we expect our pricing initiatives to enhance our merchandise margin performance. We have also recently aligned our pricing and planning and allocation teams under the oversight of the finance organization. By centralizing these functions, we have streamlined our pricing, promotion and markdown strategies with the goal of generating increased inventory turns and higher productivity levels.

Last, we are focused on improving our women's apparel merchandise assortment. We are enhancing our partnership with Nike® to create inspiring brand shops and offering an improved assortment of apparel, accessories and footwear across all divisions. In the women's area, we plan to have Nike® in all stores, an increase of over 400 stores from 2016. We are also converting all women's shoe areas to open sale fixtures this year and are introducing new styles and comfort features to attempt to seize available market share in footwear. In addition, we are taking steps in women's apparel to simplify the floor, better balance our career and casual offerings and create a stronger value statement with pricing. We have recently announced an exclusive partnership with legendary footwear designer Libby Edelman launching a contemporary line of women's apparel, shoes and accessories. In addition, we have launched an exclusive limited edition capsule collection created with award-winning actress and style icon, Tracee Ellis Ross. We also plan to expand our use of customer and trend data more effectively to ensure we better understand the desires of the customer in advance of the season. Finally, we see an opportunity with the plus size community that remains underserved, and with our women's plus boutique shop Boutique+™, we see an opportunity to become the destination for providing style, value and an appealing shopping environment.

We believe these growth initiatives not only serve the needs of our value-oriented customer but also differentiate us from our traditional competitors.

Third Quarter Overview

▪	Sales were $2,807 million with a total sales decrease of 1.8% compared to the third quarter of 2016 and a comparable store sales increase of 1.7%.

▪
Cost of goods sold, which excludes depreciation and amortization, as a percentage of sales increased to 66.0% compared to 62.8% in the same period last year primarily driven by the continued growth in the Company's Internet and major appliance categories, the liquidation of slow-moving inventory and higher shrinkage rates.

▪
Selling, general and administrative (SG&A) expenses decreased $48 million, or 5.4%, for the third quarter of 2017 as compared to the same period last year. These savings were primarily driven by reductions in store controllable costs, marketing efficiencies and corporate overhead. SG&A as a percentage of sales decreased to 29.9% compared to 31.1% in the same period last year.

▪
Our net loss was $128 million, or ($0.41) per share, compared to a net loss of $67 million, or ($0.22) per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$52 million, or ($0.17) per share, of restructuring and management transition charges;

▪
$7 million, or ($0.02) per share, of Primary Pension expense, which increased over last year primarily due to a $12 million settlement charge that mostly resulted from Voluntary Early Retirement Program (VERP) retirees electing lump-sum payments;

▪
$3 million, or $0.01 per share, for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture); and

▪	$30 million, or $0.10 per share, for the tax impact resulting from other comprehensive income allocation related to pension and interest rate swap activity.

▪
Adjusted net loss was $102 million, or ($0.33) per share, compared to an adjusted net loss of $65 million, or ($0.21) per share, in last year's third quarter. See the reconciliation of net income/(loss) and diluted EPS, the most directly comparable generally accepted accounting practices (GAAP) financial measures, to adjusted net income/(loss) and adjusted diluted EPS on page 26.

▪
Adjusted earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (Adjusted EBITDA) (non-GAAP) was $108 million, a $66 million decline from the same period last year. See the reconciliation of net income/(loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA on page 25.

Results of Operations

	Three Months Ended		Nine Months Ended
($ in millions, except EPS)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Total net sales	$2,807	$2,857	$8,475	$8,586
Percent increase/(decrease) from prior year	(1.8)%	(1.4)%	(1.3)%	(0.5)%
Comparable store sales increase/(decrease)(1)	1.7%	(0.8)%	(1.0)%	0.3%
Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,852	1,795	5,498	5,422
Selling, general and administrative	840	888	2,525	2,613
Primary pension plan	7	—	(2)	—
Supplemental pension plans	2	1	5	5
Total pension	9	1	3	5
Depreciation and amortization	131	149	420	456
Real estate and other, net	2	(1)	(135)	(48)
Restructuring and management transition	52	2	295	17
Total costs and expenses	2,886	2,834	8,606	8,465
Operating income/(loss)	(79)	23	(131)	121
(Gain)/loss on extinguishment of debt	—	—	35	30
Net interest expense	78	87	244	275
Income/(loss) before income taxes	(157)	(64)	(410)	(184)
Income tax expense/(benefit)	(29)	3	(40)	7
Net income/(loss)	$(128)	$(67)	$(370)	$(191)
Adjusted EBITDA (non-GAAP) (2)	$108	$174	$559	$560
Adjusted net income/(loss) (non-GAAP) (2)	$(102)	$(65)	$(111)	$(178)
Diluted EPS	$(0.41)	$(0.22)	$(1.19)	$(0.62)
Adjusted diluted EPS (non-GAAP) (2)	$(0.33)	$(0.21)	$(0.36)	$(0.58)
Ratios as a percent of sales:
Cost of goods sold	66.0%	62.8%	64.9%	63.1%
SG&A	29.9%	31.1%	29.8%	30.4%
Operating income/(loss)	(2.8)%	0.8%	(1.5)%	1.4%

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

Total Net Sales

	Three Months Ended		Nine Months Ended
($ in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Total net sales	$2,807	$2,857	$8,475	$8,586
Sales percent increase/(decrease):
Total net sales	(1.8)%	(1.4)%	(1.3)%	(0.5)%
Comparable store sales	1.7%	(0.8)%	(1.0)%	0.3%

Total net sales decreased $50 million in the third quarter of 2017 compared to the third quarter of 2016. For the first nine months of 2017, total net sales decreased $111 million from the same period last year.

The following table provides the components of the net sales increase/(decrease):

	Three Months Ended	Nine Months Ended
($ in millions)	October 28, 2017	October 28, 2017
Comparable store sales increase/(decrease)	$47	$(86)
Closed stores, net	(106)	(37)
Other revenues and sales adjustments	9	12
Total net sales increase/(decrease)	$(50)	$(111)
As our omnichannel strategy continues to mature, it is increasingly difficult to distinguish between a store sale and an Internet sale. Because we no longer have a clear distinction between store sales and Internet sales, we do not separately report Internet sales. Below is a list of some of our omnichannel activities:

•	Stores increase Internet sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering online.

•	Our website increases store sales as in-store customers have often pre-shopped online before shopping in the store, including verification of which stores have online merchandise in stock.

•	Most Internet purchases are easily returned in our stores.

•	JCPenney Rewards can be earned and redeemed online or in stores.

•	In-store customers can order from our website with the assistance of associates in our stores or they can shop our website from our mobile applications while inside the store.

•	Customers who utilize our mobile applications can receive mobile coupons to use when they check out both online or in our stores.

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

For the third quarter and first nine months of 2017, units per transaction increased, while average unit retail and transaction counts decreased as compared to the prior year.

For the third quarter of 2017, Home, Sephora, Footwear and Handbags and Women's Specialty were our top-performing merchandise divisions. For the first nine months of 2017, our top-performing merchandise divisions were Home, Sephora and Fine Jewelry, with all experiencing sales gains on a comparable store basis. Geographically, the Gulf Coast and Midwest were the best performing regions of the country during the third quarter of 2017. For the first nine months of 2017, the Southwest and Gulf Coast were the best performing regions.

During the third quarters of 2017 and 2016, private brand merchandise comprised 45% and 46% of total merchandise sales, respectively. During the third quarters of 2017 and 2016, exclusive brand merchandise comprised 7% and 8% of total merchandise sales, respectively. For the first nine months of both 2017 and 2016, private brand merchandise comprised 47% of total merchandise sales. For the first nine months of 2017 and 2016, exclusive brand merchandise comprised 8% and 9%, respectively, of total merchandise sales.
Store Count
The following table compares the number of stores for the three and nine months ended October 28, 2017 and October 29, 2016:

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
JCPenney department stores
Beginning of period	1,011	1,014	1,013	1,021
Stores opened	—	1	—	1
Closed stores	(137)	(1)	(139)	(8)
End of period (1)	874	1,014	874	1,014

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 96 million square feet as of October 28, 2017 and 104 million square feet as of October 29, 2016.

Cost of Good Sold
Cost of goods sold, exclusive of depreciation and amortization, for the three months ended October 28, 2017 was $1,852 million, an increase of $57 million compared to $1,795 million for the three months ended October 29, 2016. Cost of goods sold as a percentage of sales was 66.0% for the three months ended October 28, 2017 compared to 62.8% for the three months ended October 29, 2016, an increase of 320 basis points. The increase for the third quarter was primarily driven by the higher penetration of Internet and major appliance sales, liquidation of slow-moving inventory and higher shrinkage rates. Cost of goods sold, exclusive of depreciation and amortization, for the nine months ended October 28, 2017 was $5,498 million, an increase of $76 million compared to $5,422 million for the nine months ended October 29, 2016. Cost of goods sold as a percentage of sales was 64.9% for the nine months ended October 28, 2017 compared to 63.1% for the nine months ended October 29, 2016, an increase of 180 basis points. The increase for the first nine months was primarily driven by the liquidation of inventory in closing stores and of slow-moving inventory, higher penetration of Internet and appliance sales and increased shrinkage.

SG&A Expenses
For the three months ended October 28, 2017, SG&A expenses were $48 million lower than the corresponding period of 2016. As a percent of sales, SG&A expenses decreased to 29.9% compared to 31.1% in the third quarter of 2016. Through the first nine months of 2017, SG&A expenses were $88 million lower than the corresponding period of 2016. Through the first nine months of 2017, as a percent of sales, SG&A expenses decreased to 29.8% compared to 30.4% in the corresponding period of 2016. The net decrease in SG&A expenses for the three month period was primarily driven by reductions in store controllable costs, primarily from store closures this year, as well as marketing expense and corporate overhead. The net decrease in SG&A expenses for the nine month period was primarily driven by lower marketing expense and store controllable costs.

Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolios.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. The income we earn under our agreement with Synchrony is included as an offset to SG&A expenses. For the third quarters of 2017 and 2016, we recognized income of $69 million and $81 million, respectively, pursuant to our private label credit card programs. Through the first nine months of both 2017 and 2016, we recognized income of $235 million.

Pension Expense/(Income)

	Three Months Ended		Nine Months Ended
($ in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Primary Pension Plan	$7	$—	$(2)	$—
Supplemental pension plans	2	1	5	5
Total pension expense/(income)	$9	$1	$3	$5
During the third quarter of 2017, we recognized settlement expense of $12 million due to higher lump-sum payment activity to retirees as a result of the VERP executed earlier in the year.
Depreciation and Amortization Expense
Depreciation and amortization expense was $131 million and $149 million for the three months ended October 28, 2017 and October 29, 2016, respectively, and $420 million and $456 million for the nine months ended October 28, 2017 and October 29, 2016, respectively. The decrease is primarily a result of closing store locations since the beginning of 2015.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
VERP	$—	$—	$122	$—
Home office and stores	52	2	173	6
Management transition	—	—	—	3
Other	—	—	—	8
Total	$52	$2	$295	$17

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

During the three months ended October 28, 2017, we recorded $42 million in remaining lease obligations for closed stores and $10 million in store related closing and other costs.

During the nine months ended October 28, 2017 and October 29, 2016, we recorded $173 million and $6 million, respectively, of costs to reduce our store and home office expenses. Costs during the first nine months of 2017 include store closing asset impairments of $77 million, employee termination benefits of $21 million and store related closing costs of $75 million. Costs during the first nine months of 2016 primarily include employee termination benefits in connection with the elimination of positions in our home office.

We also implemented changes within our management leadership team during the nine months ended October 29, 2016 that resulted in management transition costs of $3 million for both incoming and outgoing members of management.

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

The composition of Real estate and other, net was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net gain from sale of non-operating assets	$—	$—	$—	$(5)
Investment income from Home Office Land Joint Venture	(3)	—	(23)	(29)
Net gain from sale of operating assets	(1)	—	(119)	(10)
Other	6	(1)	7	(4)
Total expense/(income)	$2	$(1)	$(135)	$(48)

During the first nine months of 2016, we sold non-operating assets for a net gain of $5 million. Investment income from the Home Office Land Joint Venture represents our proportional share of net income from the joint venture.

During the first nine months of 2017, the net gain from the sale of operating assets includes a $111 million net gain on the sale of our Buena Park, California distribution facility and $8 million in net gains on the sale of excess land. During the first nine months of 2016, the net gain from the sale of operating assets related primarily to the sale of land adjacent to our home office not contributed to the Home Office Land Joint Venture.

Operating Income/(Loss)
For the third quarter of 2017, we reported an operating loss of $79 million compared to operating income of $23 million in the third quarter of 2016. For the first nine months of 2017, we reported an operating loss of $131 million compared to operating income of $121 million in the prior year corresponding period.

(Gain)/Loss on Extinguishment of Debt
During the second quarter of 2017, we settled cash tender offers with respect to portions of our outstanding 5.75% Senior Notes due 2018 (2018 Notes) and 8.125% Senior Notes due 2019 (2019 Notes), resulting in a loss on extinguishment of debt of $34 million, and amended our $2.35 billion senior secured asset-based revolving credit facility (Revolving Credit Facility), which resulted in a loss on extinguishment of debt of $1 million.

During the first quarter of 2016, we repurchased and retired $60 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $4 million.

During the second quarter of 2016, we completed the refinancing of our $2.25 billion five-year senior secured term loan credit facility entered into in 2013 with an amended and restated $1.688 billion seven-year senior secured term loan credit facility and the issuance of $500 million aggregate principal amount of 5.875% Senior Secured Notes due 2023, resulting in a loss on extinguishment of debt of $34 million.

Net Interest Expense
Net interest expense for the third quarters of 2017 and 2016 was $78 million and $87 million, respectively, a year-over-year decrease of $9 million, or 10.3%. For the first nine months of 2017, net interest expense was $244 million, a decrease of $31 million, or 11.3%, from $275 million in 2016. The reduction in net interest expense is due to lower debt levels in 2017 compared to 2016.
Income Taxes
The net tax benefit of $29 million for the three months ended October 28, 2017 consisted of state and foreign tax expenses of $3 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and $1 million of expense resulting from state audit settlements, offset by a $30 million benefit relating to other comprehensive income and a net tax benefit of $4 million to adjust the valuation allowance.

The net tax benefit of $40 million for the nine months ended October 28, 2017 consisted of state and foreign tax expenses of $10 million and $5 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $46 million benefit relating to other comprehensive income and a net tax benefit of $8 million to adjust the valuation allowance and $1 million resulting from state audit settlements.
As of October 28, 2017, we have approximately $2.5 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which expire in 2032 through 2034 and $63 million of tax credit carryforwards that expire at various dates through 2035. A valuation allowance of $847 million fully offsets the federal deferred tax assets resulting from the NOL and tax credit carryforwards that expire at various dates through 2034. A valuation allowance of $250 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the third quarter and first nine months of 2017, the valuation allowance was increased by $24 million and $104 million, respectively, to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards.
Non-GAAP Financial Measures
We report our financial information in accordance with GAAP. However, we present certain financial measures identified as non-GAAP under the rules of the Securities and Exchange Commission (SEC) to assess our results. We believe the presentation of these non-GAAP financial measures is useful in order to better understand our financial performance as well as to facilitate the comparison of our results to the results of our peer companies. In addition, management uses these non-GAAP financial measures to assess the results of our operations. It is important to view non-GAAP financial measures in addition to, rather than as a substitute for, those measures prepared in accordance with GAAP. We have provided reconciliations of the most directly comparable GAAP measures to our non-GAAP financial measures presented.

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, the impact of our Primary Pension Plan, the (gain)/loss on extinguishment of debt, the net gain on the sale of non-operating assets, the proportional share of net income from our Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps. Unlike other operating expenses, restructuring and management transition charges, the (gain)/loss on extinguishment of debt, the net gain on the sale of non-operating assets, the proportional share of net income from our Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps are not directly related to our ongoing core business operations, which consist of selling merchandise and services to consumers through our department stores and our website at jcpenney.com. Primary Pension Plan expense/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense/(income) in its entirety as we view all components of net periodic benefit expense/(income) as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, Primary Pension Plan expense/(income), the (gain)/loss on extinguishment of debt, the net gain on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which is a non-GAAP financial measure:

	Three Months Ended		Nine Months Ended
($ in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income/(loss)	$(128)	$(67)	$(370)	$(191)
Add: Net interest expense	78	87	244	275
Add: (Gain)/loss on extinguishment of debt	—	—	35	30
Add: Income tax expense/(benefit)	(29)	3	(40)	7
Add: Depreciation and amortization	131	149	420	456
Add: Restructuring and management transition charges	52	2	295	17
Add: Primary Pension Plan expense/(income)	7	—	(2)	—
Less: Net gain on the sale of non-operating assets	—	—	—	(5)
Less: Proportional share of net income from joint venture	(3)	—	(23)	(29)
Adjusted EBITDA (non-GAAP)	$108	$174	$559	$560

For the three months ended October 28, 2017, adjusted EBITDA was $108 million, a reduction of $66 million compared to $174 million in the prior year corresponding period. For the nine months ended October 28, 2017, adjusted EBITDA was $559 million, a reduction of $1 million compared to $560 million in the prior year corresponding period. Adjusted EBITDA for the third quarter of 2017 declined as compared to the corresponding prior year period due to higher cost of goods sold, partially offset by reductions in SG&A.
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
($ in millions, except per share data)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income/(loss)	$(128)	$(67)	$(370)	$(191)
Diluted EPS	$(0.41)	$(0.22)	$(1.19)	$(0.62)
Add: Restructuring and management transition charges (1)	52	2	295	17
Add: Primary Pension Plan expense/(income) (1)	7	—	(2)	—
Add: (Gain)/loss on extinguishment of debt (1)	—	—	35	30
Less: Net gain on sale of non-operating assets (1)	—	—	—	(5)
Less: Proportional share of net income from joint venture (1)	(3)	—	(23)	(29)
Less: Tax impact resulting from other comprehensive income allocation (2)	(30)	—	(46)	—
Adjusted net income/(loss) (non-GAAP)	$(102)	$(65)	$(111)	$(178)
Adjusted diluted EPS (non-GAAP)	$(0.33)	$(0.21)	$(0.36)	$(0.58)

(1)	Adjustments reflect no tax effect due to the impact of the Company's tax valuation allowance.

(2)	Represents the net tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the third quarter of 2017 with $185 million of cash and cash equivalents. As of the end of the third quarter of 2017, based on our borrowing base, our current borrowings and amounts reserved for outstanding letters of credit, we had $1,804 million available for future borrowings under our revolving credit facility, providing total available liquidity of $1,989 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Nine Months Ended
($ in millions)	October 28, 2017	October 29, 2016
Cash and cash equivalents	$185	$183
Merchandise inventory	3,365	3,691
Property and equipment, net	4,316	4,651
Total debt (1)	4,493	4,796
Stockholders’ equity	1,078	1,140
Total capital	5,571	5,936
Maximum capacity under our revolving credit facility	2,350	2,350
Cash flow from operating activities	(183)	(401)
Free cash flow (non-GAAP) (2)	(317)	(667)
Capital expenditures (3)	287	282
Ratios:
Total debt-to-total capital (4)	81%	81%
Cash-to-total debt (5)	4%	4%

(1)
Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, financing obligation, note payable and any borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the third quarters of 2017 and 2016, we had accrued capital expenditures of $35 million and $46 million, respectively.

(4)	Total debt divided by total capital.

(5)	Cash and cash equivalents divided by total debt.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Three Months Ended		Nine Months Ended
($ in millions)	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net cash provided by/(used in) operating activities (GAAP)	$(239)	$(193)	$(183)	$(401)
Add:
Proceeds from sale of operating assets	7	—	153	16
Less:
Capital expenditures (1)	(95)	(122)	(287)	(282)
Free cash flow (non-GAAP)	$(327)	$(315)	$(317)	$(667)

Net cash provided by/(used in) investing activities (2)	$(88)	$(122)	$(125)	$(249)
Net cash provided by/(used in) financing activities	$198	$69	$(394)	$(67)

(1)	As of the end of the third quarters of 2017 and 2016, we had accrued capital expenditures of $35 million and $46 million, respectively.

(2)	Net cash provided by investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flow from operating activities for the three months ended October 28, 2017 declined $46 million to an outflow of $239 million compared to an outflow of $193 million for the same period in 2016. Cash flow from operating activities for the nine months ended October 28, 2017 improved $218 million to an outflow of $183 million compared to an outflow of $401 million for the same period in 2016. Our net loss of $370 million for the nine months ended October 28, 2017 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, the gain on the sale of assets, restructuring and management transition, benefit plans, stock-based compensation and deferred taxes. The overall year-over-year decrease in cash used for operations for the nine month period was primarily due to less merchandise purchases and the results of liquidating inventory in closing stores as well as slow-moving inventory.
Cash flows from operating activities for the first nine months of 2017 and 2016 also included construction allowances from landlords of $16 million and $11 million, respectively, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory decreased $326 million to $3,365 million, or 8.8%, as of the end of the third quarter of 2017 compared to $3,691 million as of the end of the third quarter last year and increased $511 million from year-end 2016. Merchandise accounts payable decreased $151 million as of the end of the third quarter of 2017 compared to the corresponding prior year period and increased $365 million from year end.
Investing Activities
Investing activities for the three months ended October 28, 2017 resulted in cash outflows of $88 million compared to outflows of $122 million for the same three month period of 2016. Investing activities through the first nine months of 2017 resulted in cash outflows of $125 million compared to outflows of $249 million for the same nine month period of 2016.
Cash capital expenditures were $287 million for the nine months ended October 28, 2017 and were $282 million for the nine months ended October 29, 2016. In addition, as of the end of the third quarters of 2017 and 2016, we had $35 million and $46 million, respectively, of accrued capital expenditures. Through the first nine months of 2017, capital expenditures related primarily to investments in our store environment and store facility improvements, including investments in 70 new and 32 expanded Sephora inside JCPenney stores, the roll out of 100 new appliance showrooms and investments in information technology in both our home office and stores. We received construction allowances from landlords of $16 million in the first nine months of 2017 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are classified as operating activities and have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.
For the nine months ended October 29, 2016, capital expenditures related primarily to the roll out of over 500 appliance showrooms, the roll out of our center core concept in 350 locations, the opening of 60 Sephora inside JCPenney stores, other investments in our store environment and store facility improvements and investments in information technology in both our home office and stores. We also received construction allowances from landlords of $11 million in the first nine months of 2016.
Full year 2017 capital expenditures are expected to be approximately $400 million net of construction allowances from landlords. Capital expenditures for the remainder of 2017 include accrued expenditures of $35 million at the end of the third quarter.
Financing Activities
Financing activities for the three months ended October 28, 2017 resulted in an inflow of $198 million compared to an inflow of $69 million for the same period last year. For the third quarter, we had credit facility borrowings of $211 million and we paid $13 million in required payments on outstanding debt and our capital leases, financing obligation and note payable.

Financing activities for the nine months ended October 28, 2017 resulted in an outflow of $394 million compared to an outflow of $67 million for the same period last year.

During the first nine months of 2017, we paid $330 million to settle cash tender offers with respect to portions of our outstanding 2018 Notes and 2019 Notes and had credit facility borrowings of $211 million. Additionally, we paid $220 million to retire outstanding debt at maturity and we paid $32 million in required principal payments on outstanding debt and $14 million in required payments on our capital leases, financing obligation and note payable.

Free Cash Flow
Free cash flow for the three months ended October 28, 2017 decreased $12 million to an outflow of $327 million compared to an outflow of $315 million in the same period last year. Free cash flow for the nine months ended October 28, 2017 improved $350 million to an outflow of $317 million compared to an outflow of $667 million in the same period last year. The year-over-year increase was primarily due to the net gain on the Buena Park, California distribution facility sale and the liquidation of inventory in closing stores as well as slow-moving inventory.
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

Credit Ratings

Our credit ratings and outlook as of November 24, 2017 from various credit rating agencies were as follows:

	Corporate	Outlook
Fitch Ratings	B+	Stable
Moody’s Investors Service, Inc.	B1	Stable
Standard & Poor’s Ratings Services	B+	Negative
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
Except for the change in inventory accounting as discussed in Note 2 to the Unaudited Interim Consolidated Financial Statements, there were no changes to our critical accounting policies during the nine months ended October 28, 2017. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2016 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 3 to the Unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the nine months ended October 28, 2017 are not necessarily indicative of the results for future quarters or the entire year.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at October 28, 2017 are similar to those disclosed in the 2016 Form 10-K.
Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the third quarter ended October 28, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

As we position the Company for long-term growth, it may take longer than expected to achieve our objectives, and actual results may be materially less than planned. Our ability to improve our operating results depends upon a significant number of factors, some of which are beyond our control, including:

•	customer response to our marketing and merchandise strategies;

•	our ability to achieve profitable sales and to make adjustments in response to changing conditions;

•	our ability to respond to competitive pressures in our industry;

•	our ability to effectively manage inventory;

•	the success of our omnichannel strategy;

•	our ability to gather accurate and relevant data and effectively utilize that data in our strategic planning and decision making;

•	our ability to benefit from capital improvements made to our store environment;

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

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, employees, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, large appliance retailers, specialty retailers, wholesale clubs, direct-to-consumer businesses, including those on the Internet, and other forms of retail commerce. Some competitors are larger than JCPenney, and/or have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting, selling their products, updating their store environment and updating their technology. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation, shipping times and cost, credit availability, customer loyalty, availability of in-store services, such as styling salon, optical, portrait photography and custom decorating, and the ability to offer personalized customer experiences. We have experienced, and anticipate that we will continue to experience for at least the foreseeable future, significant competition from our competitors. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, customer loyalty programs, availability of in-store services, new store openings, store renovations, launches of Internet websites or mobile platforms, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower merchandise margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

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

We may also seek to expand into new lines of business from time to time, such as offering large appliances for sale and offering home improvement products and installation services through third-parties. There is no assurance that these efforts will be successful. Further, if we devote time and resources to new lines of business and those businesses are not as successful as we planned, then we risk damaging our overall business results. In addition, we may also seek to expand our merchandise offerings into new product categories. Moving into new lines of business and expanding our merchandise offerings may carry new or additional risks beyond those typically associated with our traditional apparel and home furnishings businesses, including potential reputational harm resulting from actions by unaffiliated third-parties that we may use to assist us in providing goods or services. We may not be able to develop new lines of business in a manner that improves our operating results or address or mitigate the risks associated with new product categories and new lines of business, and may therefore be forced to close the new lines of business or reduce our expanded merchandise offerings, which may damage our reputation and negatively impact our operating results.

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

Our profitability depends upon our ability to manage appropriate inventory levels and respond quickly to shifts in consumer demand patterns. We must properly execute our inventory management strategies by appropriately allocating merchandise among our stores and online, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores and online, adjusting our merchandise mix between our private and exclusive brands and national brands, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand and effectively managing pricing and markdowns. If we overestimate customer demand for our merchandise, we will likely need to record inventory markdowns and sell the excess inventory at clearance prices which would negatively impact our merchandise margins and operating results. If we underestimate customer demand for our merchandise, we may experience inventory shortages which may result in missed sales opportunities and have a negative impact on customer loyalty. In addition, although we have various processes and systems to help protect against loss or theft of our inventory, higher than expected levels of lost or stolen inventory (called “shrinkage”) could result in write-offs and lost sales, which could adversely impact our profitability.

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

As of October 28, 2017, we have $4.493 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged. In addition, developments in tax policy, such as the disallowance of tax deductions for interest paid on outstanding indebtedness, could have a material adverse effect on our results of operations and liquidity.

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

The Company has a federal net operating loss (NOL) of $2.5 billion as of October 28, 2017. These NOL carryforwards (expiring in 2032 through 2034) are available to offset future taxable income. The Company may recognize additional NOLs in the future.

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

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through October 28, 2017, the Company has not had a Section 382 ownership change through October 28, 2017.

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

Item 6. Exhibits
Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 20, 2016	8-K	001-15274	3.1	7/21/2016
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
18	Preferability Letter of Independent Registered Public Accounting Firm					†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/Andrew S. Drexler
Andrew S. Drexler Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: November 29, 2017