Form 10-K
period 2018-02-03
J C PENNEY CO INC
filed 2018-03-19
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (July 29, 2017). $1,716,555,230
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
312,215,072 shares of Common Stock of 50 cents par value, as of March 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2018 Proxy Statement	Part III

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

Since our founding by James Cash Penney in 1902, we have grown to be a major retailer, operating 872 department stores in 49 states and Puerto Rico as of February 3, 2018. Our fiscal year ends on the Saturday closest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2017 ended on February 3, 2018; fiscal year 2016 ended on January 28, 2017; and fiscal year 2015 ended on January 30, 2016. Fiscal year 2017 consisted of 53 weeks and fiscal years 2016 and 2015 consisted of 52 weeks.

Our business consists of selling merchandise and services to consumers through our department stores and our website at jcpenney.com, which utilizes fully optimized applications for desktop, mobile and tablet devices. Our department stores and website generally serve the same type of customers, our website offers virtually the same mix of merchandise as our store assortment plus other extended categories that are not offered in store, and our department stores generally accept returns from sales made in stores and via our website. We fulfill online customer purchases by direct shipment to the customer from our distribution facilities and stores or from our suppliers' warehouses and by in store customer pick up. We primarily sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, home furnishings and large appliances. In addition, our department stores provide our customers with services such as styling salon, optical, portrait photography, custom decorating and home services.

Based on how we categorized our divisions in 2017, our merchandise mix of total net sales over the last three years was as follows:

	2017	2016	2015
Women’s apparel	22%	23%	25%
Men’s apparel and accessories	21%	22%	22%
Home	15%	13%	12%
Women’s accessories, including Sephora	13%	13%	12%
Children’s apparel	9%	10%	10%
Footwear and handbags	8%	8%	8%
Jewelry	6%	6%	6%
Services and other	6%	5%	5%
	100%	100%	100%

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

Our second priority is to become a world-class omnichannel retailer. We have a rich heritage of being a catalog retailer and have much of our omnichannel infrastructure already in place. We are digitally connected with our customers via a mobile app and the Internet and have three large, strategically located dot-com distribution centers with approximately five million square feet of space for providing expanded assortment and order fulfillment. Additionally, our objective is to create a seamless connection between our digital and brick-and-mortar operations through initiatives such as a mobile app that is designed to be deeply integrated with the store experience and buy-online-pick-up-in-store (BOPIS).

Our final strategic priority is increasing revenue per customer. Within our new brand platform of "Style and value for all," it is our mission to help our customer find what she loves for less time, money and effort. To accomplish this mission, we see an increased opportunity to grow shopping frequency and the amount that customers spend on every transaction. We plan to address this opportunity by enhancing our cross-merchandising appeal with initiatives to continue the roll out of our Sephora inside JCPenney locations and to further promote our appliance and home merchandise categories.

Competition and Seasonality

The business of selling merchandise and services is highly competitive. We are one of the largest department store and e-commerce retailers in the United States, and we have numerous competitors, as further described in Item 1A, Risk Factors. Many factors enter into the competition for the consumer’s patronage, including merchandise assortment, advertising, price, quality, service, location, shipping times and cost, online and mobile user experience, reputation, credit availability, customer loyalty, availability of in-store services such as styling salon, optical, portrait photography and custom decorating, and the ability to offer personalized customer experiences. Our annual earnings depend to a great extent on the results of operations for the last quarter of the fiscal year, which includes the holiday season, when a significant portion of our sales and profits are recorded.

Trademarks

The JCPenney®, JCP®, Liz Claiborne®, Claiborne®, Okie Dokie®, Worthington®, a.n.a®, St. John’s Bay®, The Original Arizona Jean Company®, Ambrielle®, Decree®, Stafford®, J. Ferrar®, Xersion®, Belle + Sky®, Total Girl®, monet®, JCPenney Home®, Studio JCP Home™, Home Collection by JCPenney™, Made for Life™, The Boutique Plus™, Sleep Chic®, Home Expressions® and Cooks JCPenney Home® trademarks, as well as certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We consider our marks and the accompanying name recognition to be valuable to our business.

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

Suppliers

We have a diversified supplier base, both domestic and foreign, and are not dependent to any significant degree on any single supplier. We purchase our merchandise from approximately 3,100 domestic and foreign suppliers, many of whom have done business with us for many years. In addition to our Plano, Texas home office, we, through our purchasing subsidiary, maintained buying and quality assurance offices in 9 foreign countries as of February 3, 2018.

Employment

The Company and its consolidated subsidiaries employed approximately 98,000 full-time and part-time employees as of February 3, 2018.

Environmental Matters

Environmental protection requirements did not have a material effect upon our operations during 2017. It is possible that compliance with such requirements (including any new requirements) would lengthen lead time in expansion or renovation plans and increase construction costs, and therefore operating costs, due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As of February 3, 2018, we estimated our total potential environmental liabilities to be $20 million and recorded our estimate in Other accounts payable and accrued expenses and Other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Executive Officers of the Registrant

The following is a list, as of March 16, 2018, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP.  There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age
Marvin R. Ellison	Chairman of the Board and Chief Executive Officer	53
Jeffrey A. Davis	Executive Vice President and Chief Financial Officer	55
Brynn L. Evanson	Executive Vice President, Human Resources	48
Marci Grebstein	Executive Vice President, Chief Marketing Officer	54
Joseph M. McFarland	Executive Vice President and Chief Customer Officer	48
Therace M. Risch	Executive Vice President and Chief Information/Digital Officer	45
Michael Robbins	Executive Vice President, Supply Chain	52
Andrew S. Drexler	Senior Vice President, Chief Accounting Officer and Controller	47
Brandy L. Treadway	Senior Vice President, General Counsel	43

Mr. Ellison has served as Chairman of the Board since 2016, Chief Executive Officer since 2015, and as a director of the Company and a director of JCP since 2014. He previously served as President of the Company from 2014 to 2015. Prior to joining the Company, he served as Executive Vice President - U.S. Stores of The Home Depot, Inc. (home improvement supplies retailer) from 2008 to 2014. His prior roles with The Home Depot, Inc. included President - Northern Division from 2006 to 2008, Senior Vice President - Logistics from 2005 to 2006, Vice President - Logistics from 2004 to 2005, and Vice President - Loss Prevention from 2002 to 2004. Mr. Ellison began his career with Target Corporation (retailer) where he served in a variety of operational roles. Mr. Ellison currently serves as a director of FedEx Corporation (courier delivery services), the Retail Industry Leaders Association and the National Retail Federation.

Mr. Davis has served as Executive Vice President and Chief Financial Officer, and as a director of JCP, since July 2017. Prior to joining the Company, he served as Senior Vice President and Chief Financial Officer at Darden Restaurants, Inc. (food service industry) from 2015 to 2016. Mr. Davis also served as Executive Vice President and Chief Financial Officer for the Walmart U.S. segment at Walmart Inc. (retailer) from 2014 to 2015. His prior roles with Walmart Inc. included Treasurer from 2010 to 2014, Senior Vice President, Finance and Strategy for the Walmart U.S. segment from 2009 to 2010, and Vice President, Finance, US Stores Operations/Specialty Division from 2006 to 2009.
Ms. Evanson has served as Executive Vice President, Human Resources since 2013, and as a director of JCP since 2017. She previously served as Vice President, Compensation, Benefits and Talent Operations from 2010 to 2013 and Director of Compensation from 2009 to 2010. Prior to joining the Company, she worked at the Dayton Hudson Corporation (retailer) from

1991 to 2009 (renamed Target Corporation in 2000). Ms. Evanson began her career with Marshall Field’s (department store retailer) where she advanced through positions in stores, finance, human resources and merchandising and moved to the Target stores division in 2000, ultimately serving as Director of Executive Compensation and Retirement Plans.
Ms. Grebstein has served as Executive Vice President, Chief Marketing Officer since June 2017. Prior to joining the Company, she served as Chief Marketing Officer of Lowe's Companies, Inc. (home improvement supplies retailer) from 2015 to 2017. Ms. Grebstein also served as Vice President, Advertising of Lowe's Companies, Inc. from June 2015 to November 2015. Prior to that, she served as Vice President, Marketing and Brand Strategy of Food Lion, LLC (grocery retailer) from 2012 to 2015 and in positions of increasing responsibility with Staples, Inc. (office supply retailer) from 1996 to 2012, including Vice President, Business-to-Business Marketing and eCommerce from 2006 to 2012 and Vice President, Media and Consumer Marketing from 1998 to 2006. From 1992 to 1996, Ms. Grebstein served in positions of increasing responsibility with CVS Health Corporation (retail pharmacy and healthcare), including Director of Advertising and Broadcast Advertising Manager.

Mr. McFarland has served as Executive Vice President and Chief Customer Officer since March 2018. Prior to that, he served as Executive Vice President, Stores from 2016 to March 2018. From 2007 to 2015, Mr. McFarland served as President, Northern and Western Divisions of The Home Depot, Inc. (home improvement supplies retailer), with which he served in positions of increasing responsibility since 1993. Prior to The Home Depot, he spent six years serving in the United States Marine Corps and is a veteran of Operation Desert Storm.

Ms. Risch has served as Executive Vice President and Chief Information/Digital Officer since March 2018. Prior to that, she served as Executive Vice President and Chief Information Officer from 2015 to March 2018. Prior to joining the Company, Ms. Risch served as Executive Vice President and Chief Information Officer of Country Financial (insurance and investment services) from 2014 to 2015. Prior to that, she spent 10 years at Target Corporation (retailer) in a variety of technology roles of increasing responsibility, including Vice President of Technology Delivery Services from 2012 to 2014 and Vice President, Business Technology Team from 2009 to 2012.

Mr. Robbins has served as Executive Vice President, Supply Chain since 2016. Prior to that, he served as Senior Vice President, Supply Chain from 2015 to 2016. From 2012 to 2015, Mr. Robbins served as Senior Vice President, Global Supply Chain at Target Corporation (retailer), with which he served in positions of increasing responsibility since 2001, including Senior Vice President of Distribution Operations from 2010 to 2012, Vice President of Pharmacy from 2008 to 2010 and Regional Vice President of West Coast Distribution from 2006 to 2008.

Mr. Drexler has served as Senior Vice President, Chief Accounting Officer and Controller since 2015. Prior to joining the Company, he served as Senior Vice President and Chief Financial Officer of Giant Eagle, Inc. (grocery retailer) from 2014 to 2015. He also served as Senior Vice President, Finance, and Corporate Controller for GNC Holdings, Inc. (health and nutrition retailer) from 2011 to 2014. Prior to that, Mr. Drexler spent 11 years at Walmart Inc. in roles of increasing responsibility, including Vice President of Finance for the information systems division from 2010 to 2011. Earlier in his career, he held a variety of roles with PricewaterhouseCoopers, LLP (accounting firm). Mr. Drexler is a certified public accountant.
Ms. Treadway has served as Senior Vice President, General Counsel since August 2017. She previously served as Vice President, interim General Counsel from June 2017 to August 2017, Vice President, Associate General Counsel from 2016 to June 2017, Assistant General Counsel from 2014 to 2016, Senior Managing Counsel from 2012 to 2014, and Senior Counsel from 2011 to 2012. Prior to joining the Company, Ms. Treadway was an associate at Weil, Gotshal & Manges, LLP (law firm) from 2002 to 2011.
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

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, employees, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, large appliance retailers, specialty retailers, wholesale clubs, direct-to-consumer businesses, including those on the Internet, providers of home improvement services and other forms of retail commerce. Some competitors are larger than JCPenney, and/or have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting, selling their products, updating their store environment and updating their technology. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation, shipping times and cost, online and mobile user experience, credit availability, customer loyalty, availability of in-store services, such as styling salon, optical, portrait photography and custom decorating, and the ability to offer personalized customer experiences. We have experienced, and anticipate that we will continue to experience for at least the foreseeable future, significant competition from our competitors. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, customer loyalty programs, availability of in-store services, new store openings, store renovations, launches of Internet websites or mobile platforms, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower merchandise margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

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

We may also seek to expand into new lines of business from time to time, such as offering large appliances for sale and offering home improvement products and installation services through third-parties. There is no assurance that these efforts will be successful. As we devote time and resources to new lines of business, management’s attention and resources may be diverted from existing business activities. Further, if new lines of business are not as successful as we planned, then we risk damaging our overall business results. In addition, we may seek to expand our merchandise offerings into new product categories. Moving into new lines of business and expanding our merchandise offerings may carry new or additional risks beyond those typically associated with our traditional apparel and home furnishings businesses, including potential reputational harm resulting from actions by unaffiliated third-parties that we may use to assist us in providing goods or services. We may not be able to develop new lines of business in a manner that improves our operating results or address or mitigate the risks associated with new product categories and new lines of business, and may therefore be forced to close the new lines of business or reduce our expanded merchandise offerings, which may damage our reputation and negatively impact our operating results.

Our results may be negatively impacted if customers do not maintain their favorable perception of our Company and our private brand merchandise.

Maintaining and continually enhancing the value of our Company and our private brand merchandise is important to the success of our business. The value of our private brands is based in large part on the degree to which customers perceive and react to them. The value of our private brands could diminish significantly due to a number of factors, including customer perception that we have acted in an irresponsible manner in sourcing our private brand merchandise, adverse publicity about our private brand merchandise, our failure to maintain the quality of our private brand products, the failure of our private brand merchandise to deliver consistently good value to the customer, or the failure to protect the image associated with our private brands. The growing use of social and digital media by customers, us, and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our private brands, or any of our merchandise on social or digital media could seriously damage our reputation. If we do not maintain the favorable perception of our Company and our private brand merchandise or we experience a reduction in the level of private brand sales, our business results could be negatively impacted.

Our ability to increase sales and store productivity is largely dependent upon our ability to increase customer traffic and conversion.

Customer traffic depends upon our ability to successfully market compelling merchandise assortments, present an appealing shopping environment and experience to customers, and attract customers to our stores through omnichannel initiatives such as pickup-in-store programs. Our strategies focus on increasing customer traffic and improving conversion in our stores and online; however, there can be no assurance that our efforts will be successful or will result in increased sales or margins. Further, costs to drive online traffic may be higher than anticipated, which could result in lower margins, and actions to drive online traffic may not deliver anticipated results. In addition, external events outside of our control, including store closings by our competitors, pandemics, terrorist threats, domestic conflicts and civil unrest, may influence customers' decisions to visit malls or might otherwise cause customers to avoid public places. There is no assurance that we will be able to reverse any decline in traffic or that increases in Internet sales will offset any decline in store traffic. We may need to respond to any declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers, which could adversely impact our operating results and cash flows from operating activities. In addition, the challenge of declining store traffic along with the growth of digital shopping channels and its diversion of sales from brick-and-mortar stores could lead to store closures and/or asset impairment charges, which could adversely impact our operating results, financial position and cash flows.

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

One of the pillars of our strategic framework is to deliver a superior omnichannel shopping experience for our customers through the integration of our store and digital shopping channels. Omnichannel retailing is rapidly evolving and we must anticipate and meet changing customer expectations. Our omnichannel strategies include our ship-from-store and pickup-in-store programs and expansion of our SKU count online. In addition, we continue to explore ways to enhance our customers’ omnichannel shopping experience, including through investments in IT systems, operational changes and developing a more customer-friendly user experience. Our competitors are also investing in omnichannel initiatives, some of which may be more successful than our initiatives. For example, online and other competitors have placed an emphasis on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. There is no assurance that we will be able to maintain an ability to be competitive on delivery times and delivery costs, which is dependent on many factors. If the implementation of our omnichannel strategies is not successful or does not meet customer expectations, or we do not realize a return on our omnichannel investments, our reputation and operating results may be adversely affected.

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

We have insourced, and may continue to insource, certain business functions from third party vendors and may seek to relocate certain business functions to international locations in an attempt to achieve additional efficiencies, both of which subject us to risks, including disruptions in our business.

We have recently insourced certain business functions and may also need to continue to insource other aspects of our business in the future in order to effectively manage our costs and stay competitive. We may also seek from time to time to relocate certain business functions to countries other than the United States to access highly skilled labor markets and further control costs. There is no assurance that these efforts will be successful. In addition, future regulatory developments could hinder our ability to fully realize the anticipated benefits of these actions. These actions may also cause disruptions that negatively impact our business. If we are ultimately unable to perform insourced functions better than, or at least as well as, third party providers, or otherwise fully realize the anticipated benefits of these actions, our operating results could be adversely impacted.

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

As of February 3, 2018, we have $4.232 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged. In addition, any future limitations on tax deductions for interest paid on outstanding indebtedness as a result of the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”) could have a material adverse effect on our results of operations and liquidity.

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

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. The Company and certain of our former members of the Board of Directors and executives were defendants in a consolidated class action lawsuit and continue to be defendants in two related stockholder derivative actions that were filed following our announcement of an issuance of common stock on September 26, 2013. Such litigation could result in substantial costs, divert our management’s attention and resources and have an adverse effect on our business, results of operations and financial condition.

The Company’s ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.

The Company has a federal net operating loss (NOL) of $2.1 billion as of February 3, 2018. These NOL carryforwards (expiring in 2032 through 2034) arose prior to December 31, 2017 and are available to offset future taxable income. The Company may recognize additional NOLs in the future which, under the Tax Act, would not expire but would only be available to offset up to 80% of the Company’s future taxable income.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 1.97% at February 3, 2018. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through February 3, 2018, the Company has not had a Section 382 ownership change through February 3, 2018.

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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At February 3, 2018, we operated 872 department stores throughout the continental United States, Alaska and Puerto Rico, of which 404 were owned, including 113 stores located on ground leases. The following table lists the number of stores operating by state as of February 3, 2018:

Alabama	15	Maine	5	Oklahoma	15
Alaska	1	Maryland	16	Oregon	8
Arizona	21	Massachusetts	9	Pennsylvania	27
Arkansas	14	Michigan	34	Rhode Island	2
California	76	Minnesota	16	South Carolina	14
Colorado	17	Mississippi	10	South Dakota	3
Connecticut	7	Missouri	24	Tennessee	21
Delaware	3	Montana	5	Texas	82
Florida	53	Nebraska	8	Utah	8
Georgia	22	Nevada	6	Vermont	4
Idaho	8	New Hampshire	9	Virginia	22
Illinois	30	New Jersey	13	Washington	21
Indiana	22	New Mexico	10	West Virginia	8
Iowa	11	New York	38	Wisconsin	10
Kansas	14	North Carolina	23	Wyoming	3
Kentucky	22	North Dakota	5	Puerto Rico	6
Louisiana	13	Ohio	38
Total square feet	95.6 million

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

At February 3, 2018, our supply chain network operated 13 facilities with multiple types of distribution activities, including store merchandise distribution centers (stores), regional warehouses (regional) and jcpenney.com fulfillment centers (direct to customers) as indicated in the following table:

			Square Footage
Location	Leased/Owned	Primary Function(s)	(in thousands)
Manchester, Connecticut	Owned	stores	1,956
Lenexa, Kansas	Owned	stores, direct to customers	1,944
Columbus, Ohio	Owned	stores, direct to customers	1,941
Milwaukee, Wisconsin	Owned	stores	1,921
Atlanta, Georgia	Owned	stores, regional, direct to customers	2,026
Reno, Nevada	Owned	stores, direct to customers	1,660
Alliance, Texas	Owned	regional	920
Statesville, North Carolina	Owned	stores, regional	595
Lathrop, California	Leased	regional	436
Cedar Hill, Texas	Leased	stores	420
Spanish Fork, Utah	Leased	stores	412
Buena Park, California (1)	Leased	stores, regional	1,034
San Bernardino, California (1)	Leased	stores	625
Total supply chain network			15,890

(1)	The Company sold the Buena Park location during 2017 and is leasing it back until it transfers certain operations to the San Bernardino location during 2018.
Item 3. Legal Proceedings

The matters under the caption "Litigation" in Note 21 of the Notes to Consolidated Financial Statements included in this Form 10-K are incorporated herein by reference.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 16, 2018, was 21,995.  In addition to common stock, we have authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at February 3, 2018.

The table below sets forth the quoted high and low intraday sale prices of our common stock on the NYSE for each quarterly period indicated and the quarter-end closing market price of our common stock:

Fiscal Year 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price:
High	$7.42	$5.73	$5.63	$4.24
Low	$5.32	$4.17	$2.76	$2.35
Close	$5.38	$5.56	$3.12	$3.54
Fiscal Year 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price:
High	$11.99	$9.82	$11.30	$10.74
Low	$6.88	$7.10	$8.25	$6.38
Close	$9.28	$9.66	$8.48	$6.45

Since May 2012, the Company has not paid a dividend. Under our senior secured term loan credit facility and senior secured asset-based credit facility, we are subject to restrictive covenants regarding our ability to pay cash dividends.

Additional information relating to the common stock and preferred stock is included in this Annual Report on Form 10-K in the Consolidated Statements of Stockholders’ Equity and in Note 13 to the Consolidated Financial Statements.

Issuer Purchases of Securities

No repurchases of common stock were made during the fourth quarter of 2017 and no amounts are authorized for share repurchases as of February 3, 2018.

Five-Year Total Stockholder Return Comparison

The following presentation compares our cumulative stockholder returns for the past five fiscal years with the returns of the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores over the same period. A list of these companies follows the graph below. The graph assumes $100 invested at the closing price of our common stock on the NYSE and each index as of the last trading day of our fiscal year 2012 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day of each fiscal year. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

S&P Department Stores: Macy’s, Kohl’s, Nordstrom

	2012	2013	2014	2015	2016	2017
JCPenney	$100	$30	$37	$37	$32	$18
S&P 500	100	120	137	136	165	203
S&P Department Stores	100	116	145	104	84	104

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6. Selected Financial Data

Five-Year Financial Summary

($ in millions, except per share data)	2017		2016	2015	2014	2013
Results for the year
Total net sales	$12,506		$12,547	$12,625	$12,257	$11,859
Sales percent increase/(decrease):
Total net sales	(0.3)%	(1)	(0.6)%	3.0%	3.4%	(8.7)%	(1)
Comparable store sales (2)	0.1%		0.0%	4.5%	4.4%	(7.4)%
Operating income/(loss)	116		395	(89)	(254)	(1,242)
As a percent of sales	0.9%		3.1%	(0.7)%	(2.1)%	(10.5)%
Net income/(loss) from continuing operations	(116)		1	(513)	(717)	(1,278)
Adjusted EBITDA (non-GAAP) (3)	972		1,009	715	292	(612)
Adjusted net income/(loss) from continuing operations (non-GAAP) (3)	68		24	(315)	(766)	(1,407)
Per common share
Earnings/(loss) per share from continuing operations, diluted	$(0.37)		$0.00	$(1.68)	$(2.35)	$(5.13)
Adjusted earnings/(loss) per share from continuing operations, diluted (non-GAAP) (3)	$0.22		$0.08	$(1.03)	$(2.51)	$(5.64)
Financial position and cash flow
Total assets	$8,413		$9,118	$9,211	$10,137	$11,517
Cash and cash equivalents	458		887	900	1,318	1,515
Total debt (4)	4,232		4,836	4,805	5,321	5,510
Free cash flow (non-GAAP) (3)	213		3	131	57	(2,746)

(1)
Includes the effect of the 53rd week in 2017 and 2012. Excluding sales of $147 million and $163 million for the 53rd week in 2017 and 2012, respectively, total net sales decreased 1.5% and 7.5% in 2017 and 2013, respectively.

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

Five-Year Operations Summary

	2017	2016	2015	2014	2013
Number of department stores:
Beginning of year	1,013	1,021	1,062	1,094	1,104
Openings	—	1	—	1	—
Closings	(141)	(9)	(41)	(33)	(10)
End of year	872	1,013	1,021	1,062	1,094
Gross selling space (square feet in millions)	95.6	103.3	104.7	107.9	110.6
Sales per gross square foot (1)	$127	$121	$120	$113	$107
Sales per net selling square foot (1)	$177	$166	$165	$155	$147

Number of the Foundry Big and Tall Supply Co. stores (2)	—	—	—	—	10

(1)
Calculation includes the sales, including commission revenue, and square footage of department stores, including selling space allocated to services and licensed departments, that were open for the full fiscal year, as well as Internet sales.

(2)	All stores opened during 2011 and closed during 2014. Gross selling space was 51 thousand square feet as of the end of 2013.

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

Growth Initiatives

Our revenue growth strategy for 2018 will continue to focus on the following four initiatives:

•	Beauty;

•	Home refresh;

•	Women's apparel business; and

•	Omnichannel.

First, we will have a continued focus in our beauty categories of Sephora, The Salon by InStyle and Fine Jewelry. In 2017, we opened 70 additional Sephora locations, bringing our total number of locations to 642, and had a successful launch of Fenty Beauty by Rihanna in the fall. We plan to add approximately 30 new Sephora locations and will continue to roll out and launch new brands in 2018. We are also continuing to rebrand our salons to The Salon by InStyle and will modernize and rebrand another 100 salons in 2018. Finally, we will continue to enhance our Fine Jewelry offerings to better provide the customer with a total beauty solution. Magnifying the importance of physical stores, we see Sephora, Salon and Fine Jewelry as differentiators to help drive traffic and increase the frequency of visits to our stores.

Second, we will continue to enhance the strong results of our home refresh initiative. We have established appliance showrooms in over 600 stores and plan to add new brand partners to our showrooms throughout the year. Additionally, we have increased our mattress offering to approximately 500 in-store showrooms, have added televisions to our Home category and continue to develop our home services offering. We see our home refresh initiative as an opportunity for us to increase our revenue per customer.

Third, we will continue to focus on improving our women's apparel offering by strategically adjusting our assortment to better align with customer preferences. We plan to enhance our women's apparel with our strategy to improve speed and offer great fashion at a value across several categories. Along with our partnership with Nike, we continue to expand the breadth of our Adidas assortment by increasing the number of stores that carry the brand and by upgrading the store experience with Adidas shops. In addition, we are taking steps in women's apparel to simplify the floor, better balance our career and casual offerings and create a stronger value statement with pricing.

Lastly, we remain committed to becoming a world-class omnichannel retailer. Our online business remains strong, delivering double-digit growth in 2017. We plan to continue to drive increased online revenue in 2018 by increasing our online SKU assortment, continuing to improve site functionality, enhancing ship-from-store capabilities and developing additional enhancements to our improved mobile app.

We believe these growth initiatives will not only serve the needs of our value-oriented customer, they will differentiate us from our traditional competitors.

2017 Overview

▪
Sales were $12,506 million, a decrease of 0.3% as compared to 2016, and comparable store sales increased 0.1% for the year.  Excluding sales of $147 million for the 53rd week in 2017, total net sales decreased 1.5% in 2017.

▪
Cost of goods sold, which excludes depreciation and amortization, as a percentage of sales was 65.4% compared to 64.3% last year. This increase was primarily driven by the liquidation of both closed store and slow-moving inventory, the continued growth in certain lower margin merchandise categories such as major appliances and higher shrinkage rates.

▪
Selling, general and administrative (SG&A) expenses decreased $70 million, or 2.0%, as compared to 2016. These savings were primarily driven by reductions in store controllable costs and marketing efficiencies, which were partially offset by lower credit income and higher incentive compensation.

▪
Net loss was $116 million, or $0.37 per share, compared to net income of $1 million, or $0.00 per share, in 2016.  Results for 2017 included the following amounts that are not directly related to our ongoing core business operations:

▪
$303 million, or $(0.97) per share, of restructuring and management transition charges most of which encompassed the closure of 138 stores and the costs related to a Voluntary Early Retirement Program (VERP) for approximately 2,800 eligible associates;

▪	$11 million, or $0.04 per share, for Primary Pension Plan income;

▪	$25 million, or $(0.08) per share, for the mark-to-market (MTM) adjustment for supplemental retirement plans;

▪	$33 million, or $(0.11) per share, for the loss on extinguishment of debt;

▪
$31 million, or $0.10 per share, for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture);

▪	$60 million, or $0.19 per share, for the tax impact resulting from other comprehensive income allocation; and

▪	$75 million, or $0.24 per share, for the impact of tax reform.

▪
Adjusted net income was $68 million, or $0.22 per share, compared to adjusted net income of $24 million, or $0.08 per share, in 2016. See the reconciliation of net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS on page 36.

▪
Adjusted EBITDA was $972 million for 2017 compared to adjusted EBITDA of $1,009 million in 2016. See the reconciliation of net income/(loss), the most directly comparable GAAP financial measure, to adjusted EBITDA on page 35.

▪	We completed the sale of our Buena Park, California distribution facility in March for a net sales price of $131 million and recorded a net gain of $111 million.

▪
During the second quarter, we amended and restated our $2.35 billion senior secured asset-based revolving credit facility to, among other things, extend the maturity date to June 20, 2022 and to lower the interest rate spread by 75 basis points.

▪	During the year, we reduced our outstanding debt position by approximately $600 million.

Results of Operations

Three-Year Comparison of Operating Performance

(in millions, except per share data)	2017		2016	2015
Total net sales	$12,506		$12,547	$12,625
Percent increase/(decrease) from prior year	(0.3)%	(1)	(0.6)%	3.0%
Comparable store sales increase/(decrease) (2)	0.1%		0.0%	4.5%
Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	8,174		8,071	8,074
Selling, general and administrative	3,468		3,538	3,775
Pension	21		19	162
Depreciation and amortization	570		609	616
Real estate and other, net	(146)		(111)	3
Restructuring and management transition	303		26	84
Total costs and expenses	12,390		12,152	12,714
Operating income/(loss)	116		395	(89)
As a percent of sales	0.9%		3.1%	(0.7)%
Loss on extinguishment of debt	33		30	10
Net interest expense	325		363	405
Income/(loss) before income taxes	(242)		2	(504)
Income tax (benefit)/expense	(126)		1	9
Net income/(loss)	$(116)		$1	$(513)
Adjusted EBITDA (3)	$972		$1,009	$715
Adjusted net income/(loss) (non-GAAP) (3)	$68		$24	$(315)
Diluted EPS	$(0.37)		$0.00	$(1.68)
Adjusted diluted EPS (non-GAAP) (3)	$0.22		$0.08	$(1.03)
Weighted average shares used for diluted EPS	311.1		313.0	305.9

(1)	Includes the effect of the 53rd week in 2017. Excluding sales of $147 million for the 53rd week in 2017, total net sales decreased 1.5% in 2017.

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

(3)	See discussion herein of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.
2017 Compared to 2016

Total Net Sales
Our year-to-year change in total net sales is comprised of (a) sales from new stores net of closings and relocations, referred to as non-comparable store sales, (b) sales of stores opened in both years as well as Internet sales, referred to as comparable store sales and (c) other revenue adjustments such as sales return estimates and store liquidation sales. We consider comparable store sales to be a key indicator of our current performance measuring the growth in sales and sales productivity of existing stores. Positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to de-leveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow.

	2017		2016
Total net sales (in millions)	$12,506		$12,547
Sales percent increase/(decrease)
Total net sales	(0.3)%	(1)	(0.6)%
Comparable store sales (2)	0.1%		—%
Sales per gross square foot (3)	$127		$121

(1)	Includes the effect of the 53rd week in 2017. Excluding sales of $147 million for the 53rd week in 2017, total net sales decreased 1.5% in 2017.

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

Total net sales decreased $41 million in 2017 compared to 2016. The following table provides the components of the net sales decrease:

($ in millions)	2017
Comparable store sales increase/(decrease)	$12
Sales related to new and closed stores, net	(205)
Other revenues and sales adjustments (1)	152
Total net sales increase/(decrease)	$(41)

(1)	Includes sales of $147 million for the 53rd week in 2017.
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

•	Certain categories of store inventory can be accessed and purchased by jcpenney.com customers and shipped directly to the customer's home from the store.

•	Internet orders can be shipped to stores for customer pick up.

•	"Buy online and pick up in store" is now available in all of our stores.

For 2017, units per transaction increased and average unit retail increased, while transaction counts decreased as compared to the prior year. On a geographic basis, all regions experienced comparable store sales decreases for 2017 compared to the prior year. During 2017, our Home, Jewelry, Sephora and Footwear and Handbags merchandise divisions experienced sales increases. Home, which reflected the addition of 100 new appliance showrooms and 500 mattress showrooms, experienced the highest sales increase.

During 2017, private brand merchandise comprised 46% of total merchandise sales, as compared to 44% in 2016. During 2017 and 2016, exclusive brand merchandise comprised 7% and 8%, respectively, of total merchandise sales.

Cost of Goods Sold
Cost of goods sold, exclusive of depreciation and amortization, increased to 65.4% of sales in 2017, or 110 basis points, compared to 2016. On a dollar basis, cost of goods sold increased $103 million, or 1.3%, to $8,174 million in 2017 compared to $8,071 million in the prior year. The net 110 basis point increase was primarily driven by the liquidation of both closed store and slow-moving inventory, higher shrinkage rates and the continued growth in certain lower margin merchandise categories such as major appliances.

SG&A Expenses
SG&A expenses declined $70 million to $3,468 million in 2017 compared to $3,538 million in 2016, primarily due to the closing of 138 stores. As a percent of sales, SG&A expenses were 27.7% compared to 28.2% in the prior year. The net 50 basis point improvement was primarily driven by reductions in store controllable costs and marketing efficiencies, which were partially offset by lower credit income and higher incentive compensation.

Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. The income we earn under our agreement with Synchrony is included as an offset to SG&A expenses. For 2017 and 2016, we recognized income of $319 million and $347 million, respectively, pursuant to our agreement with Synchrony.
Pension

($ in millions)	2017	2016
Primary pension plan expense/(income)	$(11)	$1
Supplemental pension plans expense/(income)	32	18
Total pension expense/(income)	$21	$19

Total pension expense/(income) increased slightly from 2016. Primary pension plan expense/(income) was income of $11 million in 2017 as a result of the expected return on the plan assets exceeding the service and interest cost components and $13 million in settlement expense. Supplemental pension plans expense/(income) increased primarily due to the increase of the MTM adjustment from $11 million in 2016 to $25 million in 2017.

Depreciation and Amortization Expenses
Depreciation and amortization expense in 2017 decreased $39 million to $570 million, or 6.4%, compared to $609 million in 2016. This decrease is primarily a result of closing 141 store locations in 2017.
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

The composition of real estate and other, net was as follows:

($ in millions)	2017	2016
Net gain from sale of non-operating assets	$—	$(5)
Investment income from Home Office Land Joint Venture	(31)	(28)
Net gain from sale of operating assets	(119)	(73)
Other	4	(5)
Total expense/(income)	$(146)	$(111)

In 2016, we sold several non-operating assets for a net gain of $5 million. Investment income from the Home Office Land Joint Venture represents our proportional share of net income of the joint venture.

In 2017, the net gain from the sale of operating assets primarily related to the sale of our Buena Park, California distribution facility for a net sale price of $131 million and a net gain of $111 million and the sale of excess property.

In 2016, the net gain from the sale of operating assets related to the sale of land surrounding our home office and the sale of excess property.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

($ in millions)	2017	2016
VERP	$122	$—
Home office and stores	176	8
Management transition	—	3
Other	5	15
Total	$303	$26

In February 2017, we announced a Voluntary Early Retirement Program (VERP), which was offered to approximately 6,000 eligible associates. In the first quarter of 2017, we recorded a total charge of $122 million related to the VERP. Charges included $112 million related to enhanced retirement benefits for the approximately 2,800 associates who accepted the VERP, $8 million related to curtailment charges for our Primary Pension Plan and Supplemental Pension Plans as a result of the reduction in the expected years of future service related to these plans and $2 million in other related costs.

In 2017 and 2016, we recorded $176 million and $8 million, respectively, of costs to reduce our store and home office expenses. Costs during 2017, primarily related to the closure of 138 stores, include store closing asset impairments of $77 million, employee termination benefits of $29 million and store related closing costs of $75 million. For 2016, the costs relate to employee termination benefits, lease termination costs and impairment charges associated with the closure of 7 department stores.

We also implemented several changes within our management leadership team during 2016 that resulted in management transition costs of $3 million, for both incoming and outgoing members of management. Other miscellaneous restructuring charges of $15 million, primarily related to contract termination and other costs associated with our previous shops strategy, were recorded during 2016.

Operating Income/(Loss)
For 2017, we reported operating income of $116 million compared to an operating income of $395 million in 2016, which is a decline of $279 million.

(Gain)/Loss on Extinguishment of Debt
During the second quarter of 2017, we settled cash tender offers with respect to portions of our outstanding 5.75% Senior Notes due 2018 (2018 Notes) and 8.125% Senior Notes due 2019 (2019 Notes), resulting in a loss on extinguishment of debt of $34 million, and amended and restated our $2.35 billion senior secured asset-based revolving credit facility (Revolving Credit Facility), which resulted in a loss on extinguishment of debt of $1 million.

During the fourth quarter of 2017, we repurchased and retired $40 million aggregate principal amount of our outstanding 5.65% Senior Notes due 2020 (2020 Notes) resulting in a gain on extinguishment of debt of $2 million.

During the first quarter of 2016, we repurchased and retired $60 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $4 million.

During the second quarter of 2016, we completed the refinancing of our 2013 Senior Secured Term Loan Facility and the issuance of the Senior Secured Notes, resulting in a loss on extinguishment of debt of $34 million.

Net Interest Expense
Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents.  In 2017, Net interest expense was $325 million, a decrease of $38 million, or 10.5%, from $363 million in 2016. The reduction in net interest expense is due to lower debt levels in 2017 compared to 2016.

Income Taxes
Our deferred tax assets, which include the future tax benefits of our net operating loss carryforwards, are subject to a valuation allowance. At February 3, 2018, the federal and state valuation allowances were $535 million and $232 million, respectively. Our deferred tax assets include the impact of re-measurement on U. S. deferred taxes at the lower enacted corporate tax rate resulting from U. S. tax reform enacted in December 2017. Future book pre-tax losses will require additional valuation allowances to offset the deferred tax assets created. Until such time that we achieve sufficient profitability to allow removal of most of our valuation allowance, utilization of our loss carryforwards will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.

Each period we are required to allocate our income tax expense or benefit to continuing operations and other items such as other comprehensive income and stockholder’s equity.  In accordance with these rules, when we have a loss in continuing operations and a gain in other comprehensive income, as arose in 2013, we are required to recognize a tax benefit in continuing operations up to the amount of tax expense that we are required to report in other comprehensive income.  In 2017, we experienced a loss in continuing operations and income in other comprehensive income.  Under the allocation rules, we are only required to recognize the valuation allowance allocable to the tax benefit attributable to losses in each component of comprehensive income.  Accordingly, there is no valuation allowance offsetting a deferred tax benefit attributable to other comprehensive income included in the total valuation allowance of $767 million noted above.

For 2017, we recorded a net tax benefit of $126 million. The net tax expense included $7 million related to the amortization of certain indefinite-lived intangible assets, $6 million for state and foreign jurisdictions where loss carryforwards are limited or unavailable offset by net tax benefits of $3 million to adjust the valuation allowance, $1 million for state audit settlements and $60 million related to other comprehensive income. The 2017 net tax benefit includes an income tax benefit of $75 million related to the re-measurement of the U. S. net deferred tax liabilities from 35% to 21% tax rate.

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

Net Income/(Loss) and Adjusted Net Income/(Loss) (non-GAAP)
In 2017, we reported a loss of $116 million, or $0.37 per share, compared with income of $1 million, or $0.00 per share, last year. Excluding the impact of restructuring and management transition charges, the impact of our Primary Pension Plan expense, the mark-to-market adjustment for supplemental retirement plans, the loss on extinguishment of debt, the net gain on sale of non-operating assets, the proportional share of net income from joint venture, the tax impact resulting from other comprehensive income allocation, and the impact of tax reform, adjusted net income/(loss) (non-GAAP) was income of $68 million, or $0.22 per share, in 2017 compared to income of $24 million, or $0.08 per share, in 2016.

The reduction in net income/(loss) in 2017 was driven primarily by restructuring charges associated with the 2017 store closures and the VERP.

Adjusted EBITDA (non-GAAP)
In 2017, adjusted EBITDA was $972 million, a decline of $37 million for 2017 compared to adjusted EBITDA of $1,009 million for the prior year.

2016 Compared to 2015

Total Net Sales

	2016	2015
Total net sales (in millions)	$12,547	$12,625
Sales percent increase/(decrease)
Total net sales(1)	(0.6)%	3.0%
Comparable store sales(2)	—%	4.5%
Sales per gross square foot(3)	$121	$120

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

During both 2016 and 2015, private brand merchandise comprised 44% and exclusive brand merchandise comprised 8% of total merchandise sales.

Cost of Goods Sold
Cost of goods sold, exclusive of depreciation and amortization, increased to 64.3% of sales in 2016, or 30 basis points, compared to 2015. On a dollar basis, cost of goods sold decreased $3 million to $8,071 million in 2016 compared to $8,074 million in the prior year. The net 30 basis point decrease resulted primarily from the addition of lower margin appliances to our assortment and increased sales of merchandise in certain lower margin categories.

SG&A Expenses
SG&A expenses declined $237 million to $3,538 million in 2016 compared to $3,775 million in 2015. As a percent of sales, SG&A expenses were 28.2% compared to 29.9% in the prior year. The net 170 basis point decrease was primarily driven by lower incentive compensation, store controllable costs, corporate overhead and more efficient advertising spend.

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

Depreciation and Amortization Expense
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

Operating Income/(Loss)
For 2016, we reported an operating income of $395 million compared to an operating loss of $89 million in 2015, which was an improvement of $484 million.

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

In December 2015, we prepaid and retired the outstanding $494 million principal amount of the term loan under our $2,350 million asset-based senior credit facility (2014 Credit Facility) and recognized a loss on extinguishment of debt of $10 million for the write off of the related unamortized debt issuance costs.

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

Net Income/(Loss) and Adjusted Net Income/(Loss)
In 2016, we reported income of $1 million, or $0.00 per share, compared with a loss of $513 million, or $1.68 per share, in 2015. Excluding the impact of restructuring and management transition charges, the impact of our Primary Pension Plan expense, the mark-to-market adjustment for supplemental retirement plans, the loss on extinguishment of debt, the net gain on sale of non-operating assets, the proportional share of net income from joint venture and the tax impact resulting from other comprehensive income allocation, adjusted net income/(loss) (non-GAAP) went from a loss of $315 million, or $1.03 per share, in 2015 to income of $24 million, or $0.08, in 2016.

Overall, net income/(loss) and adjusted net income/(loss) improved significantly in 2016 as compared to the corresponding prior year periods as we were able to reduce our operating costs.

Adjusted EBITDA (non-GAAP)
In 2016, adjusted EBITDA was $1,009 million, improving $294 million for 2016 compared to adjusted EBITDA of $715 million for the prior year corresponding period.

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

The following non-GAAP financial measures are adjusted to exclude the impact of restructuring and management transition charges, the impact of our qualified defined benefit pension plan (Primary Pension Plan), the mark-to-market (MTM) adjustment for supplemental retirement plans, the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture), the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps and the impact of tax reform. Unlike other operating expenses, the impact of restructuring and management transition charges, the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from the Home Office Land Joint Venture, the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps and the impact of tax reform are not directly related to our ongoing core business operations. Primary Pension Plan expense/(income) and the mark-to-market adjustment for supplemental retirement plans are determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  Accordingly, we eliminate our Primary Pension Plan expense/(income) in its entirety as we view all components of net periodic benefit expense/(income) as a single, net amount, consistent with its presentation in our Consolidated Financial Statements.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, Primary Pension Plan expense/(income), the mark-to-market adjustment for supplemental retirement plans, the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from the Home Office Land Joint Venture, the tax impact for the allocation of income taxes to other comprehensive income items related to our Primary Pension Plan and interest rate swaps and the impact of tax reform on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which are non-GAAP financial measures:

($ in millions)	2017	2016	2015		2014		2013
Net income/(loss) from continuing operations	$(116)	$1	$(513)		$(717)		$(1,278)
Add: Net interest expense	325	363	405		406		352
Add: Loss on extinguishment of debt	33	30	10		34		114
Add: Income tax expense/(benefit)	(126)	1	9		23		(430)
Add: Depreciation and amortization	570	609	616		631		601
Add: Restructuring and management transition charges	303	26	84		87		215
Add: Primary pension plan expense/(income)	(11)	1	154	(1)	(18)		(52)
Add: Mark-to-market adjustment for supplemental retirement plans	25	11	—		12		(2)
Less: Net gain on the sale of non-operating assets	—	(5)	(9)		(25)		(132)
Less: Proportional share of net income from home office land joint venture	(31)	(28)	(41)		(53)		—
Less: Certain net gains	—	—	—		(88)	(2)	—
Adjusted EBITDA (non-GAAP)	$972	$1,009	$715		$292		$(612)

(1)	Includes $52 million mark-to-market adjustment.

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

Adjusted Net Income/(Loss) and Adjusted Diluted EPS from Continuing Operations. The following table reconciles net income/(loss) and diluted EPS from continuing operations, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS from continuing operations, non-GAAP financial measures:

($ in millions, except per share data)	2017		2016		2015		2014		2013
Net income/(loss) (GAAP) from continuing operations	$(116)		$1		$(513)		$(717)		$(1,278)
Diluted EPS (GAAP) from continuing operations	$(0.37)		$—		$(1.68)		$(2.35)		$(5.13)
Add: restructuring and management transition charges	303		26		84		87		215
Add/(deduct): primary pension plan expense/(income)	(11)		1		154	(1)	(18)		(52)
Add: Mark-to-market adjustment for supplemental retirement plans	25		11		—		12		(2)
Add: Loss on extinguishment of debt	33		30		10		34		114
Less: Net gain on sale or redemption of non-operating assets	—		(5)		(9)		(25)		(132)
Less: Proportional share of net income from home office land joint venture	(31)		(28)		(41)		(53)		—
Less: Certain net gains	—		—		—		(88)	(2)	—
Less: Aggregate tax impact related to the above adjustments	—	(3)	—	(3)	—	(3)	2	(4)	(22)	(5)
Less: Tax impact resulting from other comprehensive income allocation	(60)	(6)	(12)	(6)	—		—		(250)	(6)
Less: Impact of tax reform	(75)		—		—		—		—
Adjusted net income/(loss) (non-GAAP) from continuing operations	$68		$24		$(315)		$(766)		$(1,407)
Adjusted diluted EPS (non-GAAP) from continuing operations	$0.22		$0.08		$(1.03)		$(2.51)		$(5.64)

(1)	Includes $52 million mark-to-market adjustment.

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

Financial Condition and Liquidity
Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. During 2017, we executed the following transactions:

•	Sold our Buena Park, California distribution facility for a net sale price of $131 million and recorded a net gain of $111 million.

•
We paid $334 million to settle cash tender offers with respect to portions of our outstanding 5.75% Senior Notes due 2018 (2018 Notes) and 8.125% Senior Notes due 2019 (2019 Notes) and amended and restated our $2.35 billion senior secured asset-based revolving credit facility (Revolving Credit Facility) to extend the maturity date to June 20, 2022 and to lower the interest rate spread by 75 basis points.

We ended the year with $458 million of cash and cash equivalents, a decrease of $429 million from the prior year. As of the end of 2017, based on our borrowing base and amounts reserved for outstanding standby and import letters of credit, we had $1,884 million available for future borrowings under the Revolving Facility, providing a total available liquidity of approximately $2.3 billion.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	2017	2016	2015
Cash and cash equivalents	$458	$887	$900
Merchandise inventory	2,762	2,854	2,721
Property and equipment, net	4,281	4,599	4,816
Total debt and other financing obligations (1)	4,232	4,836	4,805
Stockholders’ equity	1,379	1,354	1,309
Total capital	5,611	6,190	6,114
Maximum capacity under our Revolving Credit Facility	2,350	2,350	2,350
Cash flow from operating activities	454	334	440
Free cash flow (non-GAAP) (2)	213	3	131
Capital expenditures	395	427	320
Ratios:
Debt-to-total capital (3)	75.4%	78.1%	78.6%
Cash-to-debt (4)	10.8%	18.3%	18.7%

(1)
Includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, financing obligation, note payable and any borrowings under our revolving credit facility.

(2)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

(3)	Total debt and other financing obligations divided by total capital.

(4)	Cash and cash equivalents divided by total debt.

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

($ in millions)	2017	2016	2015	2014	2013
Net cash provided by/(used in) operating activities (GAAP)	$454	$334	$440	$239	$(1,814)
Less:
Capital expenditures	(395)	(427)	(320)	(252)	(951)
Plus:
Proceeds from sale of operating assets	154	96	11	70	19
Free cash flow (non-GAAP)	$213	$3	$131	$57	$(2,746)

Net cash provided by/(used in) investing activities (1)	$(229)	$(316)	$(296)	$(142)	$(789)
Net cash provided by/(used in) financing activities	$(654)	$(31)	$(562)	$(294)	$3,188

(1)	Net cash provided by/(used in) investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.

During 2017, free cash flow increased $210 million to an inflow of $213 million compared to an inflow of $3 million in 2016. Free cash flow improved due to increased cash from operations, lower capital expenditures and higher proceeds from the sale of operating assets in 2017 when compared to 2016.

Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and the impact of our strategy to return to profitable growth.

In 2017, cash flow from operating activities was an inflow of $454 million, an increase of $120 million compared to an inflow of $334 million during the same period last year. Our net loss as of the end of 2017 of $116 million included significant charges and credits that did not impact operating cash flow, including depreciation and amortization, certain restructuring charges, loss on extinguishment of debt, benefit plans, the sale of operating and non-operating assets and stock-based compensation. Overall, the increase in cash from operations was driven primarily by our improved inventory position. In addition, during 2017 we received an aggregate cash distribution of $40 million from the Home Office Land Joint Venture of which $31 million was included in operating activities and $9 million was classified as investing activities as it was considered a return of investment as the aggregate cash distribution exceeded our proportional share of the cumulative earnings of the joint venture by this amount. Cash flows from operating activities also included construction allowances from landlords of $20 million, which provided additional cash that was used to fund a portion of our capital expenditures in investing activities.
Merchandise inventory decreased $92 million to $2,762 million, or 3.2%, as of the end of 2017 compared to $2,854 million as of the end of last year. Inventory turns for 2017, 2016 and 2015 were 2.76, 2.59 and 2.65 respectively.  Merchandise accounts payable decreased $4 million at the end of 2017 compared to 2016.

In 2016, cash flow from operating activities was an inflow of $334 million, a decrease of $106 million compared to an inflow of $440 million during the prior year. Our net income as of the end of 2016 of $1 million included significant charges and credits that did not impact operating cash flow, including depreciation and amortization, certain restructuring and management transition charges, loss on extinguishment of debt, benefit plans, the sale of operating and non-operating assets and stock-based compensation. Overall, the decrease in cash from operations was driven primarily by the payment of incentive compensation and other expenses in 2016 where such incurred expenses did not accrue at the sames levels as had occurred in 2015. In addition, during 2016 we received an aggregate cash distribution of $44 million from the Home Office Land Joint Venture. Cash flows from operating activities also included construction allowances from landlords of $43 million, which provided additional cash that was used to fund a portion of our capital expenditures in investing activities.

Investing Activities
In 2017, investing activities was a cash outflow of $229 million compared to an outflow of $316 million for 2016. The decrease in the cash outflow from investing activities was primarily a result lower capital expenditures and the increase in proceeds from the sale of operating assets.
For 2017, capital expenditures were $395 million. At the end of the year, we also had an additional $58 million of accrued capital expenditures, which will be paid in subsequent periods. The capital expenditures for 2017 related primarily to investments in our store environment and store facility improvements, including investments in 70 new and 32 expanded Sephora inside JCPenney stores, the roll out of 100 new appliance showrooms and investments in information technology in both our home office and stores. We received construction allowances from landlords of $20 million in 2017, which are classified as operating activities, to fund a portion of the capital expenditures related to store leasehold improvements. These funds have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense. Additionally, we received net cash proceeds of $131 million for the sale of our Buena Park, California distribution facility.
In 2016, investing activities was a cash outflow of $316 million compared to an outflow of $296 million for 2015. The increase in the cash outflow from investing activities was primarily a result of an increase in capital expenditures offset by the increase in proceeds from the sale of operating assets.
For 2016, capital expenditures were $427 million. At the end of the year, we also had an additional $33 million of accrued capital expenditures, which were paid in 2017. The capital expenditures for 2016 related primarily to the roll out of over 500 appliance showrooms, the roll out of our center core concept in 350 locations, the opening of 60 Sephora inside JCPenney stores, other investments in our store environment and store facility improvements and investments in information technology in both our home office and stores. We also received construction allowances from landlords of $43 million in 2016. Additionally, we received $80 million in cash proceeds for the sale of land near our home office.

The following provides a breakdown of capital expenditures:

($ in millions)	2017	2016	2015
Store renewals and updates	$178	$240	$170
Capitalized software	123	100	93
New and relocated stores	5	17	—
Technology and other	89	70	57
Total	$395	$427	$320

We expect our investment in capital expenditures for 2018 to be approximately $375 million, net of construction allowances from landlords, which will relate primarily to our store environment, investments in information technology and the continued roll-out of approximately 30 new Sephora inside JCPenney locations and the conversion of approximately 100 of our salons to The Salon by InStyle format. Our plan is to fund these expenditures with cash flow from operations and existing cash and cash equivalents.

Financing Activities
In 2017, cash flows from financing activities were an outflow of $654 million compared to an outflow of $31 million for the same period last year.

During 2017, we paid $334 million to settle cash tender offers with respect to portions of our outstanding 2018 Notes and 2019 Notes. Additionally, we repurchased and retired $40 million aggregate principal amount of our 2020 Notes, repaid $220 million of debt at maturity and repaid $16 million on our capital leases and note payable.

During 2016, we completed the refinancing of our Senior Secured Term Loan Facility with our amended and restated $1.688 billion 2016 Term Loan Facility and the issuance of $500 million aggregate principal amount of 5.875% Senior Secured Notes due 2023. We also received net cash proceeds of $216 million for the sale-leaseback of our home office. Additionally, we repurchased and retired $60 million aggregate principal amount of our debt, repaid $78 million of debt at maturity and repaid $29 million on our capital leases and note payable.

Cash Flow and Financing Outlook
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our Revolving Credit Facility.  Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. For 2018, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically.

2017 Credit Facility
The Company has a $2,350 million senior secured asset-based revolving credit facility . As of the end of 2017, we had no borrowings outstanding under the Revolving Credit Facility. In addition, as of the end of 2017, based on our borrowing base, we had $2,019 million available for borrowing under the facility, of which $135 million was reserved for outstanding standby and import letters of credit, none of which have been drawn on, leaving $1,884 million for future borrowings. The applicable rate for standby and import letters of credit were 2.50% and 1.25%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Credit Facility.
Credit Ratings
Our credit ratings and outlook as of March 16, 2018 were as follows:

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

Contractual Obligations and Commitments
Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of February 3, 2018 is presented in the following table.

($ in millions)	Total	Less Than 1 Year		1 - 3 Years	3 - 5 Years	More Than 5 Years
Recorded contractual obligations:
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and note payable	$4,063	$232		$619	$84	$3,128
Capital leases, financing obligation and note payable	285	21		40	38	186
Unrecognized tax benefits (1)	35	2		—	—	33
Contributions to non-qualified supplemental retirement plans (2)	156	29		54	29	44
	$4,539	$284		$713	$151	$3,391
Unrecorded contractual obligations:
Interest payments on long-term debt (3)	$4,653	$242	(4)	$442	$389	$3,580
Operating leases (5)	2,535	211		356	282	1,686
Standby and import letters of credit (6)	135	135		—	—	—
Surety bonds (7)	68	68		—	—	—
Contractual obligations (8)	114	74		39	1	—
Purchase orders (9)	1,847	1,847		—	—	—
	$9,352	$2,577		$837	$672	$5,266
Total	$13,891	$2,861		$1,550	$823	$8,657

(1)
Represents management’s best estimate of the payments related to tax reserves for uncertain income tax positions. Based on the nature of these liabilities, the actual payments in any given year could vary significantly from these amounts. See Note 19 to the Consolidated Financial Statements.

(2)	Represents expected cash payments through 2027.

(3)
Includes interest expense related to our 2016 Term Loan Facility of $450 million that was calculated using its interest rate as of February 3, 2018 for the anticipated amount outstanding each period, which assumes the required principal payments for the loan remain the same each quarter.

(4)	Includes $67 million of accrued interest that is included in our Consolidated Balance Sheet at February 3, 2018.

(5)
Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured. Future minimum lease payments have not been reduced for sublease income.

(6)
Standby letters of credit, which totaled $135 million, are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims and to support our merchandise initiatives. There were no outstanding import letters of credit at February 3, 2018.

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

Inventory Valuation under the Retail Method
Inventories are valued at the lower of cost (using the first-in, first-out or “FIFO” method) or market, determined under the Retail Inventory Method (RIM). Under RIM, retail values of merchandise groups are converted to a cost basis by applying the specific average cost-to-retail ratio related to each merchandise grouping. RIM inherently requires management judgment and certain estimates that may significantly impact the ending inventory valuation at cost, as well as our Cost of goods sold. The most significant estimates are permanent reductions to retail prices (markdowns) and permanent devaluation of inventory (markdown accruals) used primarily to clear seasonal merchandise or otherwise slow-moving inventory and inventory shortage (shrinkage).

Permanent markdowns and markdown accruals are designated for clearance activity and are recorded at the point of decision, when the utility of inventory has diminished, versus the point of sale. Factors considered in the determination of permanent markdowns and markdown accruals include current and anticipated demand, customer preferences, age of the merchandise and style trends. Under RIM, permanent markdowns and markdown accruals result in the devaluation of inventory and the corresponding increase to cost of goods sold is recognized in the period the decision to execute the markdown is made. Shrinkage accruals are estimated as a percent of sales for a given period based on physical inventories or cycle count activities. Physical inventory counts for stores are are taken at least annually and cycle count activities for distribution centers and regional warehouses are executed on a daily basis. Inventory records and shrinkage accruals are adjusted appropriately based on the actual results from physical inventories and cycle counts. The shrinkage rate from the most recent physical inventory and cycle count activity, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle or cycle count activity. Historically, our actual physical inventory and cycle counts results have shown our estimates to be reliable. Based on prior experience, we do not believe that the actual results will differ significantly from the assumptions used in these estimates.

Valuation of Long-Lived and Indefinite-Lived Assets
Long-Lived Assets
We evaluate recoverability of long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as historical operating losses or plans to close stores and dispose of or sell long-lived assets before the end of their previously estimated useful lives. Additionally, annual operating performance of individual stores are periodically analyzed to identify potential underperforming stores which may require further evaluation of the recoverability of the carrying amounts. If our further evaluations of underperforming stores, performed on an undiscounted cash flow basis, indicate that the carrying amount of the asset may not be recoverable, the potential impairment is measured as the excess of carrying value over the fair value of the impaired asset. The impairment calculation requires us to apply estimates for future cash flows and use judgments for qualitative factors such as local market conditions, operating environment, mall performance and other trends. We estimate fair value based on either a projected discounted cash flow method using a discount rate that is considered commensurate with the risk inherent in our current business model or a appraised value method, as appropriate.

We recognize impairment losses in the earliest period that it is determined a loss has occurred. The carrying value is adjusted to the new carrying value and any subsequent increases in fair value are not recorded. If it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset. Impairment losses totaling $77 million in 2017 that related to Company's closure of 138 stores were recorded in the Consolidated Statement of Operations in the line item Restructuring and management transition.

While we do not believe there is a reasonable likelihood that there will be a material change in our estimates or assumptions used to calculate long-lived asset impairments, if actual results are not consistent with our current estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Indefinite-Lived Assets
We assess the recoverability of indefinite-lived intangible assets at least annually during the fourth quarter of our fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. For our 2017 annual impairment test, we tested our indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.  Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in company-specific risk factors. Royalty rates are established by management based on comparable trademark licensing agreements in the market.  Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant weighted average cost of capital and long-term growth rates.

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

In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of the realization of the deferred tax assets based on future events. Our accounting for deferred tax consequences represents our best estimate of those future events. If based on the weight of available evidence, it is more likely than not (defined as a likelihood of more than 50%) the deferred tax assets will not be realized, we record a valuation allowance. The weight given to both positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, to outweigh objective negative evidence of recent losses. Cumulative losses in recent years are a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.

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
Future book pre-tax losses will require additional valuation allowances to offset the deferred tax assets created. A sustained period of profitability is required before we would change our need for a valuation allowance against our net deferred tax assets. Additionally, under the U.S. Tax Cuts and Jobs Act, additional NOLs that the Company may recognize in the future would not expire but would only be available to offset up to 80% of the Company’s future taxable income.

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

The following table reflects our expected rate of return and discount rate assumptions:

	2017	2016	2015
Expected return on plan assets	6.50%	6.75%	6.75%
Discount rate for pension expense	4.40%	4.73%	3.87%
Discount rate for pension obligation	3.98%	4.40%	4.73%

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

The expected return on plan assets is based on the plan’s long-term asset allocation policy, historical returns for plan assets and overall capital market returns, taking into account current and expected market conditions. The expected return assumption for 2017 at 6.50% is slightly lower than 2016 given our current asset allocation targets and updated expected capital market return assumptions.

Discount Rate
The discount rate used to measure pension expense each year is the rate as of the beginning of the year (i.e., the prior measurement date). The discount rate, as determined by the plan actuary, is based on a hypothetical AA yield curve represented by a series of bonds maturing over the next 30 years, designed to match the corresponding pension benefit cash payments to retirees.

For 2017, the discount rate to measure pension expense was 4.40% compared to 4.73% in 2016. The discount rate to measure the pension obligations decreased to 3.98%  as of February 3, 2018 from 4.40% as of January 28, 2017.

Sensitivity
The sensitivity of pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in pension expense of approximately $17 million. An increase in the discount rate of one-half of one percent would increase the 2018 pension expense by approximately $5 million and a decrease in the discount rate of one-half of one percent would decrease pension expense by approximately $6 million.

Pension Funding
Funding requirements for our Primary Pension Plan are determined under Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006. As a result of the funded status of the Primary Pension Plan, we are not required to make cash contributions in 2018.
Recent Accounting Pronouncements

In fiscal 2018, we will adopt ASC Topic 606 (ASC 606), Revenue from Contracts with Customers, a replacement of Revenue Recognition (Topic 605) using the full retrospective approach. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Based on the new standard our revenue recognition policies related to gift card breakage, customer loyalty programs, credit card income and principal versus agent considerations will change.

We currently recognize gift card breakage (net of required escheatment) 60 months after the gift card is issued.In the future we will recognize gift card breakage (net of required escheatment) over the redemption pattern of gift cards. The change in policy will require us to record new gift card breakage amounts in a given period and to present such amounts in Net sales as opposed to our current reduction of SG&A classification.

Whereas we utilize the incremental cost method to account for our customer loyalty programs with a charge to Cost of goods sold, we will in the future account for our customer loyalty programs as Net sales which will require us to defer a portion of our Net sales to loyalty rewards to be earned by reward members for a future discount on a future sale.

We will also change the classification of profit sharing income earned in connection with our private label credit card and co-branded MasterCard® programs owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolios.  Currently the income we earn under our agreement with Synchrony is included as an offset to SG&A expenses. In connection with the adoption of the new standard, we plan to change our presentation to include such income in a separate line item described as Credit card income and other.

Whereas we currently consider ourselves to be the principal (report gross sales) or the agent (report net sales) based on our risk and rewards in a sales transaction, we will in the future assess principal versus agent considerations depending on our control of the good or service before it is transferred to the customer. The changes required by our new principal versus agent considerations will require us to reclassify the cost components of such transactions from a reduction of Net sales to a charge of Cost of goods sold.

In fiscal 2018, we will also adopt ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost on a retrospective basis. This new standard will require us to change the presentation of the service cost component and the other components of net periodic pension cost in the Consolidated Statement of Operations. The service cost component will be presented in SG&A along with other compensation costs and all the other pension cost components will be included in a new separate line item described as Other components of net periodic pension cost/(income).

Upon our retrospective adoption of ASC 606 and ASU 2017-07 on February 4, 2018, our Consolidated Statement of Operations for fiscal 2017 and 2016 will be impacted as shown in the table below:

(Unaudited)	2017			2016
($ in millions, except per share data)	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Total net sales	$12,506	$48	$12,554	$12,547	$24	$12,571
Credit income and other	—	319	319	—	347	347
Total revenues	$12,506	$367	$12,873	$12,547	$371	$12,918

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	8,174	34	8,208	8,071	26	8,097
Selling, general and administrative (SG&A)	3,468	377	3,845	3,538	418	3,956
Pension	21	(21)	—	19	(19)	—
Depreciation and amortization	570	—	570	609	—	609
Real estate and other, net	(146)	—	(146)	(111)	—	(111)
Restructuring and management transition	303	(119)	184	26	—	26
Total costs and expenses	12,390	271	12,661	12,152	425	12,577
Operating income/(loss)	116	96	212	395	(54)	341
Other components of net periodic pension cost/(income)	—	98	98	—	(36)	(36)
Loss on extinguishment of debt	33	—	33	30	—	30
Net interest expense	325	—	325	363	—	363
Income/(loss) before income taxes	(242)	(2)	(244)	2	(18)	(16)
Income tax expense/(benefit)	(126)	—	(126)	1	—	1
Net income/(loss)	$(116)	$(2)	$(118)	$1	$(18)	$(17)
Earnings/(loss) per share:
Basic	$(0.37)		$(0.38)	$—		$(0.06)
Diluted	$(0.37)		$(0.38)	$—		$(0.06)
Weighted average shares – basic	311.1		311.1	308.1		308.1
Weighted average shares – diluted	311.1		311.1	313.0		308.1

Refer to Note 4 to the Consolidated Financial Statements for discussion of other recent accounting pronouncements.
Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. Words such as "expect" and similar expressions identify forward-looking statements, which include, but are not limited to, statements regarding sales, cost of goods sold, selling, general and administrative expenses, earnings, cash flows and liquidity. Forward-looking statements are based only on the Company's current assumptions and views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company's control, that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer confidence and spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell us merchandise on a timely basis or at all, trade restrictions, the ability to monetize assets on acceptable terms, the ability to implement our strategic plan including our omnichannel initiatives, customer acceptance of our strategies, our ability to attract, motivate and retain key executives and other associates, the impact of cost reduction initiatives, our ability to generate or maintain liquidity, implementation of new systems and platforms, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, disruptions and congestion at ports through which we import goods, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, the ability of the federal government to fund and conduct its operations, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, legal and regulatory proceedings and the Company's ability to access the debt or equity markets on favorable terms or at all. There can be no assurances that the Company will achieve expected results, and actual results may be materially less than expectations. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Part I, Item 1A, Risk Factors, above. We intend the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and do not undertake to update or revise these projections as more information becomes available.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
All of our outstanding notes and debentures as of February 3, 2018 are at fixed interest rates and would not be affected by interest rate changes. The Revolving Facility borrowings under the 2017 Credit Facility are affected by interest rate changes. As of February 3, 2018, we had no borrowings outstanding under the Revolving Facility.
The Company's 2016 Term Loan Facility bears interest at a variable rate of LIBOR plus 4.25%. To manage the fluctuation of interest, the Company entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges. Accordingly, a 100 basis point increase in LIBOR interest rates would result in additional annual interest expense of $16 million under the 2016 Term Loan Facility and $13 million in less annual interest expense under the interest rate swap agreements.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of assets in our Primary Pension Plan. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.
Item 8. Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page 60.
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

Management’s Report on Internal Control over Financial Reporting

The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The management of our Company has assessed the effectiveness of our Company’s internal control over financial reporting as of February 3, 2018. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013). Based on its assessment, the management of our Company believes that, as of February 3, 2018, our Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our Company’s internal control over financial reporting. Their report follows.

Changes in Internal Control over Financial Reporting

There were no changes in our Company’s internal control over financial reporting during the fourth quarter ended February 3, 2018, that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
J. C. Penney Company, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited J. C. Penney Company, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 03, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 03, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 03, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended February 03, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 19, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

Dallas, Texas
March 19, 2018

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Board Committees–Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1 - Election of Directors” in our definitive proxy statement for 2018, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

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
Item 11. Executive Compensation

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2017,” “Outstanding Equity Awards at Fiscal Year-End 2017,” “Option Exercises and Stock Vested for Fiscal 2017,” “Nonqualified Deferred Compensation for Fiscal 2017,” “Potential Payments and Benefits on Termination of Employment,” “Director Compensation for Fiscal 2017,” and “CEO Pay Ratio” in our Company’s definitive proxy statement for 2018, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to beneficial ownership of our Company’s common stock is included under the caption “Beneficial Ownership of Common Stock” and with respect to equity compensation plans is included under the caption "Equity Compensation Plan(s) Information" in our Company’s definitive proxy statement for 2018, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included under the captions “Policies and Procedures with Respect to Related Person Transactions” and “Board Independence” in our Company’s definitive proxy statement for 2018, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in our Company’s definitive proxy statement for 2018, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:
1. Consolidated Financial Statements:
The Consolidated Financial Statements of J. C. Penney Company, Inc. and subsidiaries are listed in the accompanying "Index to Consolidated Financial Statements" on page 60.
2. Financial Statement Schedules:
Schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the Consolidated Financial Statements and related financial information contained otherwise in this Annual Report on Form 10-K.
3. Exhibits:
Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K is specifically identified in the Exhibit Index below and filed with or incorporated by reference in this report.

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
4.4
Third Supplemental Indenture, dated as of March 7, 1986, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)
						†
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

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
4.10	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994	10-Q	001-15274	4	9/6/2002
4.11	Indenture, dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and Wilmington Trust, National Association	8-K	001-15274	4.1	9/15/2014
4.12	First Supplemental Indenture (including the form of Note), dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., and Wilmington Trust, National Association	8-K	001-15274	4.2	9/15/2014
4.13	Indenture (including the form of Note), dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association	8-K	001-15274	4.1	6/24/2016
4.14	Warrant Purchase Agreement dated June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.1	6/14/2011
4.15	Warrant dated as of June 13, 2011 between J. C. Penney Company, Inc. and Ronald B. Johnson	8-K	001-15274	4.2	6/14/2011
4.16	Amended and Restated Rights Agreement, dated as of January 27, 2014, by and between J. C. Penney Company, Inc. and Computershare Inc., as Rights Agent	8-K	001-15274	4.1	1/28/2014
4.17	First Amendment to the Amended and Restated Rights Agreement, dated as of January 23, 2017, by and between J. C. Penney Company, Inc. and Computershare Inc., as Rights Agent	8-K	001-15274	4.1	1/23/2017
10.1	Credit Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Revolving Agent and Swingline Lender, Bank of America, N.A., as Term Agent, Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Collateral Agents and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	6/23/2014
10.2	Amendment No. 1 to Credit Agreement dated as of December 10, 2015 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the guarantors party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Revolving Agent, Bank of America, N.A., as Term Agent, Wells Fargo Bank, National Association and Bank of America, N.A., as co-collateral agents, and the lenders party thereto.	8-K	001-15274	10.1	12/11/2015
10.3	Amendment No. 2 to Credit Agreement, dated as of June 20, 2017, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	001-15274	10.1	6/21/2017
10.4	Guarantee and Collateral Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and Wells Fargo Bank, National Association, as Administrative Agent	8-K	001-15274	10.2	6/23/2014
10.5	Restatement Agreement, dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-15274	10.1	6/24/2016
10.6	Amended and Restated Pledge and Security Agreement, dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as collateral agent	8-K	001-15274	10.2	6/24/2016

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.7	Intercreditor and Collateral Cooperation Agreement, dated as of June 23, 2016, among Wells Fargo Bank, National Association, as representative for the ABL secured parties, Wilmington Trust, National Association, as representative for the term loan/notes secured parties, J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and the subsidiary guarantors party thereto	8-K	001-15274	10.3	6/24/2016
10.8	Pari Passu Intercreditor Agreement, dated as of June 23, 2016, among Wilmington Trust, National Association, as collateral agent, Wilmington Trust, National Association, as trustee, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-15274	10.4	6/24/2016
10.9	Consumer Credit Card Program Agreement by and between JCP and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	11/6/2009
10.10	First Amendment, dated as of October 29, 2010, to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Money Bank, as amended and restated as of November 5, 2009	8-K	001-15274	10.1	10/29/2010
10.11	Second Amendment dated as of January 30, 2013 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009 and as amended by the First Amendment thereto dated as of October 29, 2010	8-K	001-15274	10.1	2/4/2013
10.12	Third Amendment dated as of October 11, 2013 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010 and the Second Amendment thereto dated as of January 30, 2013	8-K	001-15274	10.1	10/15/2013
10.13	Fourth Amendment dated February 25, 2014 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and GE Capital Retail Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013 and the Third Amendment thereto dated October 11, 2013	10-Q	001-15274	10.1	6/3/2014
10.14	Fifth Amendment dated as of April 6, 2015 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and Synchrony Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013, the Third Amendment thereto dated October 11, 2013 and the Fourth Amendment thereto dated February 25, 2014	10-Q	001-15274	10.1	6/4/2015
10.15	Sixth Amendment dated as of June 26, 2015 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and Synchrony Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013, the Third Amendment thereto dated October 11, 2013, the Fourth Amendment thereto dated February 25, 2014, and the Fifth Amendment thereto dated April 6, 2015	10-K	001-15274	10.14	3/16/2016
10.16	Seventh Amendment dated as of August 17, 2016 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and Synchrony Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013, the Third Amendment thereto dated October 11, 2013, the Fourth Amendment thereto dated February 25, 2014, the Fifth Amendment thereto dated April 6, 2015, and the Sixth Amendment thereto dated June 26, 2015	10-Q	001-15274	10.2	11/30/2016

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.17	Eighth Amendment dated as of January 18, 2017 to Consumer Credit Card Program Agreement by and between J. C. Penney Corporation, Inc. and Synchrony Bank, as amended and restated as of November 5, 2009, as amended by the First Amendment thereto dated as of October 29, 2010, the Second Amendment thereto dated as of January 30, 2013, the Third Amendment thereto dated October 11, 2013, the Fourth Amendment thereto dated February 25, 2014, the Fifth Amendment thereto dated April 6, 2015, the Sixth Amendment thereto dated June 26, 2015, and the Seventh Amendment thereto dated August 17, 2016	10-K	001-15274	10.16	3/24/2017
10.18
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
		10-Q	001-15274	10.2	8/30/2017
10.19**	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan	10-K	001-00777	10(k)	4/24/1989
10.20**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	001-00777	B	4/20/1993
10.21**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	4/18/1995
10.22**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	4/25/1990
10.23**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	4/11/1997
10.24**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	4/11/2001
10.25**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan, as amended through 12/10/2008	10-K	001-15274	10.65	3/31/2009
10.26**	J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/31/2009
10.27**	J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/28/2012
10.28**	J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/21/2014
10.29**	J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/23/2016
10.30**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated effective July 1, 2007	10-Q	001-15274	10.1	9/12/2007
10.31**	Form of Notice of Restricted Stock Award - Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	2/15/2005
10.32**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	5/24/2005
10.33**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005
10.34**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	9/26/2007
10.35**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective December 3, 2013	10-Q	001-15274	10.3	12/5/2013

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.36**	JCP Form of Termination Pay Agreement	8-K	001-15274	10.2	5/21/2015
10.37**	JCP Form of Executive Termination Pay Agreement. as amended and restated effective December 17, 2015	10-K	001-15274	10.33	3/16/2016
10.38**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	5/19/2006
10.39**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	5/19/2006
10.40**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	2/15/2005
10.41**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.3	5/19/2006
10.42**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	5/19/2006
10.43**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/15/2007
10.44**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/7/2008
10.45**	JCP 2009 Change in Control Plan	10-K	001-15274	10.60	3/31/2009
10.46**	J. C. Penney Corporation, Inc. Change in Control Plan, effective January 10, 2011	8-K	001-15274	10.1	6/14/2011
10.47**	Form of Indemnification Trust Agreement between JCP and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended March 30, 1987					†
10.48**	Second Amendment to Indemnification Trust Agreement between JCP and JPMorgan Chase Bank, effective as of January 27, 2002	10-K	001-15274	10.53	3/31/2009
10.49**	Third Amendment to Indemnification Trust Agreement between Company, JCP and JPMorgan Chase Bank, effective as of June 1, 2008	10-Q	001-15274	10.2	9/10/2008
10.50**	Fourth Amendment to Indemnification Trust Agreement between Company, JCP and SunTrust Bank, dated as of October 5, 2016	10-Q	001-15274	10.1	11/30/2016
10.51**	Form of Indemnification Agreement between Company, JCP and individual Indemnitees, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	4/25/2002
10.52**	Special Rules for Reimbursements Subject to Code Section 409A under Indemnification Agreement between Company, JCP and individual Indemnitees, adopted December 9, 2008	10-K	001-15274	10.56	3/31/2009
10.53**	JCP Mirror Savings Plan, amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.61	3/31/2009
10.54**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008 and as further amended through December 10, 2008	10-K	001-15274	10.62	3/31/2009
10.55**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.2	9/9/2009
10.56**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.4	9/9/2009
10.57**	Amended and Restated J. C. Penney Corporation, Inc., Management Incentive Compensation Program, effective January 29, 2017	10-K	001-15274	10.55	3/24/2017
10.58**	Form of Executive Termination Pay Agreement between J. C. Penney Company, Inc. and Marvin R. Ellison	8-K	001-15274	10.2	10/14/2014
10.59**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.80	3/20/2013

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.60**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.82	3/20/2013
10.61**	Form of Notice of 2014 Performance-Contingent Stock Option Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan for Myron E. Ullman, III	8-K	001-15274	10.1	3/24/2014
10.62**	Form of Notice of 2014 Performance-Contingent Stock Option Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.2	3/24/2014
10.63**	Form of Notice of 2015 CEO Stock Option Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.3	6/4/2015
10.64**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.4	6/4/2015
10.65**	Form of Notice of Stock Option Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.5	6/4/2015
10.66**	Form of Notice of Performance Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.6	6/4/2015
10.67**	Notice of Restricted Stock Unit Grant for Andrew Drexler	10-K	001-15274	10.71	3/16/2016
10.68**	Notice of Stock Option Grant for Andrew Drexler	10-K	001-15274	10.72	3/16/2016
10.69**	Form of Stock Option Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-K	001-15274	10.73	3/16/2016
10.70**	Form of Restricted Stock Unit Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-K	001-15274	10.74	3/16/2016
10.71**	Form of Performance Unit Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.1	5/31/2016
10.72**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	10-Q	001-15274	10.2	8/30/2016
10.73**	Form of Restricted Stock Unit Grant Agreement under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	10-Q	001-15274	10.1	06/7/2017
10.74**	Form of Performance Unit Grant Agreement under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	10-Q	001-15274	10.2	06/7/2017
10.75**	Form of Stock Option Grant Agreement under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	10-Q	001-15274	10.3	06/7/2017
10.76**	Letter Agreement dated July 24, 2017 between J. C. Penney Company, Inc. and Jeffrey Davis	8-K	001-15274	10.1	7/24/2017
12	Computation of Ratios of Earnings to Fixed Charges					†
21	Subsidiaries of the Registrant					†
23	Consent of Independent Registered Public Accounting Firm					†
24	Power of Attorney					†
31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†

Incorporated by Reference
Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

** Indicates a management contract or compensatory plan or arrangement.
(b) See Exhibit Index above.
(c) Other Financial Statement Schedules. None.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
(Registrant)

By /s/ Andrew S. Drexler
Andrew S. Drexler
Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Date:	March 19, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Marvin R. Ellison*	Chairman of the Board and Chief Executive Officer; Director (principal executive officer)	March 19, 2018
Marvin R. Ellison

Jeffrey A. Davis*	Executive Vice President and Chief Financial Officer (principal financial officer)	March 19, 2018
Jeffrey A. Davis

/s/ Andrew S. Drexler	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	March 19, 2018
Andrew S. Drexler

Paul J. Brown*	Director	March 19, 2018
Paul J. Brown

Amanda Ginsberg*	Director	March 19, 2018
Amanda Ginsberg

Wonya Y. Lucas*	Director	March 19, 2018
Wonya Y. Lucas

B. Craig Owens*	Director	March 19, 2018
Craig Owens

Lisa A. Payne*	Director	March 19, 2018
Lisa A. Payne

Debora A. Plunkett*	Director	March 19, 2018
Debora A. Plunkett

Signatures	Title	Date

Leonard H. Roberts*	Director	March 19, 2018
Leonard H. Roberts

Javier G. Teruel*	Director	March 19, 2018
Javier G. Teruel

R. Gerald Turner*	Director	March 19, 2018
R. Gerald Turner

Ronald W. Tysoe*	Director	March 19, 2018
Ronald W. Tysoe

*By:	/s/ Andrew S. Drexler
Andrew S. Drexler
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
J. C. Penney Company, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries (the Company) as of February 03, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended February 03, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 03, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended February 03, 2018, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has elected to change its method of accounting for merchandise inventories for its Internet operations from the lower of standard cost (representing average vendor cost) or net realizable value to the lower of cost or market determined by the retail inventory method in 2017.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 1916.
Dallas, Texas
March 19, 2018

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	2017	2016	2015
Total net sales	$12,506	$12,547	$12,625

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	8,174	8,071	8,074
Selling, general and administrative (SG&A)	3,468	3,538	3,775
Pension	21	19	162
Depreciation and amortization	570	609	616
Real estate and other, net	(146)	(111)	3
Restructuring and management transition	303	26	84
Total costs and expenses	12,390	12,152	12,714
Operating income/(loss)	116	395	(89)
Loss on extinguishment of debt	33	30	10
Net interest expense	325	363	405
Income/(loss) before income taxes	(242)	2	(504)
Income tax expense/(benefit)	(126)	1	9
Net income/(loss)	$(116)	$1	$(513)
Earnings/(loss) per share:
Basic	$(0.37)	$—	$(1.68)
Diluted	(0.37)	—	(1.68)
Weighted average shares – basic	311.1	308.1	305.9
Weighted average shares – diluted	311.1	313.0	305.9

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

($ in millions)	2017	2016	2015
Net income/(loss)	$(116)	$1	$(513)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Net actuarial gain/(loss) arising during the period (1)	67	1	(213)
Prior service credit/(cost) arising during the period (2)	—	5	—
Reclassification of net actuarial (gain)/loss from a settlement (3)	8	—	110
Reclassification for net actuarial (gain)/loss (4)	16	1	31
Reclassification for amortization of prior service (credit)/cost (5)	4	—	2
Reclassification of prior service (credit)/cost from a curtailment (6)	3	—	—
Cash flow hedges
Gain/(loss) on interest rate swaps (7)	6	3	(23)
Reclassification for periodic settlements (8)	7	8	6
Foreign currency translation
Unrealized gain/(loss)	2	—	—
Deferred tax valuation allowance	—	—	(54)
Total other comprehensive income/(loss), net of tax	113	18	(141)
Total comprehensive income/(loss), net of tax	$(3)	$19	$(654)

See the accompanying notes to the Consolidated Financial Statements.

(1)	Net of $(36) million in tax in 2017, $(1) million in tax in 2016 and $136 million in tax in 2015. For 2017, the amount includes a
$27 million pre-tax gain related to curtailment.

(2)	Net of $0 million in tax in 2017, $(3) million in tax in 2016 and $0 million in tax in 2015.

(3)
Net of $(5) million and $(70) million in tax in 2017 and 2015, respectively. Pre-tax amounts of $13 million and $180 million were recognized in Pension in the Consolidated Statement of Operations in 2017 and 2015, respectively.

(4)
Net of $(9) million in tax in 2017, $(1) million in tax in 2016 and $(22) million in tax in 2015. Pre-tax amounts of $25 million in 2017, $11 million in 2016 and $53 million in 2015 were recognized in Pension in the Consolidated Statement of Operations. Pre-tax amount of $(9) million in 2016 was recognized in SG&A in the Consolidated Statement of Operations.

(5)
Net of $(3) million of tax in 2017, $0 million of tax in 2016 and $(1) million of tax in 2015. Pre-tax amounts of $7 million in 2017, $8 million in 2016 and $8 million in 2015 were recognized in Pension in the Consolidated Statement of Operations. Pre-tax amounts of $(8) million in 2016 and $(7) million in 2015 were recognized in SG&A in the Consolidated Statement of Operations.

(6)
Net of $(1) million in tax in 2017. Pre-tax prior service cost of $5 million related to the curtailment is included in Restructuring and management transition in the Consolidated Statements of Operations in 2017.

(7)	Net of $(3) million, $(2) million and $15 million of tax in 2017, 2016 and 2015, respectively.

(8)
Net of $(3) million, $(5) million and $(4) million of tax in 2017, 2016 and 2015, respectively. Pre-tax amounts of $10 million in 2017, $13 million in 2016 and $10 million in 2015 were recognized in Net interest expense in the Consolidated Statement of Operations.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	2017	2016
Assets
Current assets:
Cash in banks and in transit	$116	$125
Cash short-term investments	342	762
Cash and cash equivalents	458	887
Merchandise inventory	2,762	2,854
Prepaid expenses and other	190	160
Total current assets	3,410	3,901
Property and equipment	4,281	4,599
Prepaid pension	61	—
Other assets	661	618
Total Assets	$8,413	$9,118
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$973	$977
Other accounts payable and accrued expenses	1,119	1,164
Current portion of capital leases, financing obligation and note payable	8	15
Current maturities of long-term debt	232	263
Total current liabilities	2,332	2,419
Long-term capital leases, financing obligation and note payable	212	219
Long-term debt	3,780	4,339
Deferred taxes	143	204
Other liabilities	567	583
Total Liabilities	7,034	7,764
Stockholders' Equity
Common stock (1)	156	154
Additional paid-in capital	4,705	4,679
Reinvested earnings/(accumulated deficit)	(3,122)	(3,006)
Accumulated other comprehensive income/(loss)	(360)	(473)
Total Stockholders’ Equity	1,379	1,354
Total Liabilities and Stockholders’ Equity	$8,413	$9,118

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 312.0 million and 308.3 million as of February 3, 2018 and January 28, 2017, respectively.

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
January 31, 2015	304.9	$152	$4,606	$(2,494)	$(350)	$1,914
Net income/(loss)	—	—	—	(513)	—	(513)
Other comprehensive income/(loss)	—	—	—	—	(141)	(141)
Stock-based compensation	1.2	1	48	—	—	49
January 30, 2016	306.1	$153	$4,654	$(3,007)	$(491)	$1,309
Net income/(loss)	—	—	—	1	—	1
Other comprehensive income/(loss)	—	—	—	—	18	18
Stock-based compensation	2.2	1	25	—	—	26
January 28, 2017	308.3	$154	$4,679	$(3,006)	$(473)	$1,354
Net income/(loss)	—	—	—	(116)	—	(116)
Other comprehensive income/(loss)	—	—	—	—	113	113
Stock-based compensation and other	3.7	2	26	—	—	28
February 3, 2018	312.0	$156	$4,705	$(3,122)	$(360)	$1,379

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2017	2016	2015
Cash flows from operating activities
Net income/(loss)	$(116)	$1	$(513)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	74	(1)	10
Asset impairments and other charges	6	3	25
Net gain on sale of non-operating assets	—	(5)	(9)
Net gain on sale of operating assets	(119)	(73)	(9)
Loss on extinguishment of debt	33	30	10
Depreciation and amortization	570	609	616
Benefit plans	106	(39)	127
Stock-based compensation	25	35	44
Other comprehensive income tax benefits	(60)	(12)	—
Deferred taxes	(63)	9	—
Change in cash from:
Inventory	92	(133)	(69)
Prepaid expenses and other assets	(15)	11	19
Merchandise accounts payable	(4)	52	(72)
Income taxes	(12)	(6)	4
Accrued expenses and other	(63)	(147)	257
Net cash provided by/(used in) operating activities	454	334	440
Cash flows from investing activities
Capital expenditures	(395)	(427)	(320)
Proceeds from sale of non-operating assets	—	2	13
Proceeds from sale of operating assets	154	96	11
Joint venture return of investment	9	13	—
Insurance proceeds received for damage to property and equipment	3	—	—
Net cash provided by/(used in) investing activities	(229)	(316)	(296)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	2,188	—
Proceeds from borrowings under the credit facility	804	667	—
Payments of borrowings under the credit facility	(804)	(667)	—
Net proceeds from financing obligation	—	216	—
Premium on early retirement of debt	(30)	—	—
Payments of capital leases, financing obligation and note payable	(16)	(29)	(33)
Payments of long-term debt	(599)	(2,349)	(520)
Financing costs	(9)	(49)	(4)
Proceeds from stock issued under stock plans	5	2	—
Tax withholding payments for vested restricted stock	(5)	(10)	(5)
Net cash provided by/(used in) financing activities	(654)	(31)	(562)
Net increase/(decrease) in cash and cash equivalents	(429)	(13)	(418)
Cash and cash equivalents at beginning of period	887	900	1,318
Cash and cash equivalents at end of period	$458	$887	$900
See the accompanying notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Basis of Presentation and Consolidation

Nature of Operations
Our Company was founded by James Cash Penney in 1902 and has grown to be a major national retailer, operating 872 department stores in 49 states and Puerto Rico, as well as through our Internet website at jcpenney.com. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, and home furnishings. In addition, our department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

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

Fiscal Year	Ended	Weeks
2017	February 3, 2018	53
2016	January 28, 2017	52
2015	January 30, 2016	52

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

Based on how we categorized our divisions in 2017, our merchandise mix of total net sales over the last three years was as follows:

	2017	2016	2015
Women’s apparel	22%	23%	25%
Men’s apparel and accessories	21%	22%	22%
Home	15%	13%	12%
Women’s accessories, including Sephora	13%	13%	12%
Children’s apparel	9%	10%	10%
Footwear and handbags	8%	8%	8%
Jewelry	6%	6%	6%
Services and other	6%	5%	5%
	100%	100%	100%

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

Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold includes costs directly related to bringing merchandise to its final selling destination. These costs include the cost of the merchandise (net of discounts or allowances earned), sourcing and procurement costs, buying and brand development costs, including buyers’ salaries and related expenses, royalties and design fees, freight costs, warehouse operating expenses, merchandise examination, inspection and testing, store merchandise distribution center expenses, including rent, and shipping and handling costs incurred on sales via the Internet.

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

Selling, General and Administrative Expenses
SG&A expenses include the following costs, except as related to merchandise buying, sourcing, warehousing or distribution activities: salaries, marketing costs, occupancy and rent expense, utilities and maintenance, pre-opening expenses, costs related to information technology, administrative costs related to our home office and district and regional operations, real and personal property and other taxes (excluding income taxes) and credit/debit card fees (net of income earned on our private label credit card and co-branded MasterCard® programs).

Advertising
Advertising costs, which include newspaper, television, Internet search marketing, radio and other media advertising, are expensed either as incurred or the first time the advertisement occurs.  For cooperative advertising programs offered by national brands that require proof of advertising to be provided to the vendor to support the reimbursement of the incurred cost, we offset the allowances against the related advertising expense.  Programs that do not require proof of advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor’s label.  Total advertising costs, net of cooperative advertising vendor reimbursements of $27 million, $26 million and $32 million for 2017, 2016 and 2015, respectively, were $714 million, $769 million and $792 million, respectively.

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

Merchandise Inventory
Inventories are valued at the lower of cost (using the first-in, first-out or “FIFO” method) or market using the retail method (RIM). Under RIM, retail values of merchandise groups are converted to a cost basis by applying the specific average cost-to-retail ratio related to each merchandise grouping.

Shrinkage accruals are estimated as a percent of sales for a given period based on physical inventories or cycle count activities. Physical inventory counts for stores are are taken at least annually and cycle count activities for distribution centers and regional warehouses are executed on a daily basis. Inventory records and shrinkage accruals are adjusted appropriately based on the actual results from physical inventories and cycle counts. The shrinkage rate from the most recent physical inventory and cycle count activity, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle or cycle count activity. Historically, our actual physical inventory and cycle counts results have shown our estimates to be reliable. See Note 3 for the discussion of the accounting change related to our merchandise inventory.

Property and Equipment, Net

	Estimated Useful Lives
($ in millions)	(Years)	2017	2016
Land	N/A	$245	$249
Buildings	50	4,750	4,859
Furniture and equipment	3-20	1,603	1,963
Leasehold improvements (1)		1,068	1,254
Capital leases (equipment)	3-5	115	116
Accumulated depreciation		(3,500)	(3,842)
Property and equipment, net		$4,281	$4,599

(1)	Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the term of the lease, including renewals determined to be reasonably assured.

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

Impairment of Long-Lived and Indefinite-Lived Assets
We evaluate long-lived assets such as store property and equipment and other corporate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the assets or our overall business strategies. Assets or asset groups that trigger an impairment review are tested for recoverability by comparing the estimated undiscounted cash flows expected to result from the use of the asset plus any net proceeds expected from disposition of the asset to the carrying value of the asset. If the asset or asset group is not recoverable on a undiscounted cash flow basis, the amount of the impairment loss is measured by comparing the carrying value of the asset or asset group to its fair value and and depending on the transaction any loss is included in Restructuring and management transition or Real estate and other,net in the Consolidated Statements of Operations. We estimate fair value based on either a projected discounted cash flow method using a discount rate that is considered commensurate with the risk inherent in our current business model or appraised value, as appropriate. We also take other factors into consideration in estimating the fair value of our stores, such as local market conditions, operating environment, mall performance and other trends.

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

Employee stock options and time-based and performance-based restricted stock awards typically vest over periods ranging from one to three years and employee stock options have a maximum term of 10 years. Estimates of forfeitures are incorporated at the grant date and are adjusted if actual results are different from initial estimates. For awards that have performance conditions, the probability of achieving the performance condition is evaluated each reporting period, and if the performance condition is expected to be achieved, the related compensation expense is recorded over the remaining service period. In addition, certain performance-based restricted stock awards may be granted where the number of shares may be increased to the maximum or reduced to the minimum threshold based on the results of the performance metrics in accordance with the terms established at the time of the award. In the event that performance conditions are not achieved and the awards do not vest, compensation expense is reversed. For market based awards, we record expense over the service period, regardless of whether or not the market condition is achieved.

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

The change in inventory valuation method with respect to the Company's Internet operations allows the Company to better account for inventory on an enterprise-wide basis and to be more consistent with its omnichannel focus of physical and digital interaction with its customers. The Company believes this will result in greater uniformed costing of inventories and a more consistent matching of cost of goods sold with net sales generated. The effect of the change on the Inventory and Reinvested Earnings/(Accumulated Deficit) balances was not material. The Company could not determine the impact of the change to the retail method for its inventory related to its Internet operations for periods prior to fiscal 2017 and therefore could not retroactively apply the change to periods prior to fiscal 2017.
4.  Effect of New Accounting Standards

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The new standard no longer requires allocating valuation allowances between current and noncurrent deferred tax assets because those allowances are classified as noncurrent. The Company adopted ASU 2015-17 retrospectively at the beginning of

2017. As a result of the retrospective adoption, the Company reclassified deferred tax assets of $196 million as of January 28, 2017 from Deferred taxes (a component of current assets) to a reduction in Deferred taxes (a component of long-term liabilities) on the Consolidated Balance Sheets.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Under previous guidance, net realizable value is one of several calculations an entity needs to make to measure inventory at the lower of cost or market. However, companies will continue to apply their existing impairment models to inventories that are accounted for using last-in first-out (LIFO) and the RIM. The Company adopted ASU 2015-11 at the beginning of 2017. The adoption of this standard did not have a material impact on our financial condition, results of operations or cash flows as substantially all of our inventory was measured by the RIM impairment model at that time which is considered a continued acceptable method under the new standard.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes how companies account for certain aspects of share-based payments to employees. Entities are required to recognize the income tax effects of awards (windfalls or shortfalls) in the statement of operations when the awards vest or are settled (i.e., additional paid-in capital or APIC pools will be eliminated). The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures also changed. The ASU also provides a practical expedient for public companies that allows the use of a simplified method to estimate the expected term for certain awards. The Company adopted ASU 2016-09 at the beginning of 2017.

As a result of ASU 2016-09 requiring all windfalls and shortfalls to be recognized when they arise, excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable have been recorded on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of January 29, 2017. Additionally, the deferred tax assets recognized as a result of this transition guidance have been assessed for realizability and a valuation allowance has been recognized as part of the cumulative effect adjustment to retained earnings also as a result of this transition guidance. Considering these aspects of transitioning to the new guidance, there was no impact to retained earnings as a result of a valuation allowance being recorded against the related deferred tax asset recorded as the cumulative adjustment.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-05). Under the ASU, the novation of a derivative contract (i.e., a change in the counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. The hedge accounting relationship could continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. The Company adopted ASU 2016-05 at the beginning of 2017 and the new guidance did not have any impact as the Company had no transactions involving the novation of a derivative.

In May 2014, the FASB issued ASC Topic 606 (ASC 606), Revenue from Contracts with Customers, a replacement of Revenue Recognition (Topic 605). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for us beginning in fiscal 2018 and we plan to adopt the new standard using the full retrospective approach. We have analyzed the impact of the new standard on our current accounting policies and internal controls and the software changes required to implement the new standard. Our revenue recognition policies related to gift card breakage, customer loyalty programs, credit card income and principal versus agent considerations will change. Whereas we currently recognize gift card breakage, net of required escheatment, 60 months after the gift card is issued, we will in the future recognize gift card breakage, net of required escheatment, over the redemption pattern of gift cards. Additionally, whereas we utilize the incremental cost method to account for our customer loyalty programs, we will in the future account for our customer loyalty programs as revenue which will require us to defer a portion of our sales to loyalty rewards to be earned by reward members for a future discount on a future sale.

We have also evaluated the classification of profit sharing income earned in connection with our private label credit card and co-branded MasterCard® programs owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolios.  Currently the income we earn under our agreement with Synchrony is included as an offset to SG&A expenses. In connection with the adoption of the new standard, we plan to change our presentation to include such income in a separate line item described as Credit card income and other. Further, we evaluated certain contracts for principal versus agent considerations and where we currently consider ourselves to be the principal (report gross sales) or the agent (report net sales) based on our risk and rewards in a sales transaction, we will in the future assess principal versus agent considerations depending on our control of the good or service before it is transferred to the customer.

Upon our retrospective adoption of ASC 606 on February 4, 2018, we recorded a $4 million transition adjustment that increased our Retained earnings/(accumulated deficit) and on a retrospective basis our Net sales increased by $48 million in 2017 and by $24 million in 2016 and our Net income/(loss) decreased by a loss of $2 million in 2017 and $18 million in 2016.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires companies to present the service cost component of net benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net benefit cost outside of operating income, if this subtotal is presented. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Entities should apply this guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively, on and after the effective date, for any capitalization of the service cost component of net periodic pension cost in assets. Upon our retrospective adoption of ASU 2017-07 on February 4, 2018, we changed the presentation of our Consolidated Statement of Operations to exclude the Pension line item and to reflect the service cost component of our pension expense/(income) in SG&A and to reflect all other cost components as in a new separate line item below operating income/(loss) described as Other components of net periodic pension cost/(income).
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard focuses on a targeted improvement to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 from Accumulated other comprehensive income/(loss) to Retained earnings/accumulated deficit. The amount of the reclassification would be the difference between the amount initially charged or credited directly to other comprehensive income at the previously enacted U.S. federal corporate income tax rate that remains in Accumulated other comprehensive income/(loss) and the amount that would have been charged or credited directly to Other comprehensive income/(loss) using the newly enacted U.S. federal corporate income tax rate, excluding the effect of any valuation allowance previously charged to Net income/(loss). ASU 2018-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the effect that the new accounting guidance will have on our Consolidated Balance Sheet.
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

5.  Earnings/(Loss) per Share

Net income/(loss) and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	2017	2016	2015
Earnings/(loss)
Net income/(loss)	$(116)	$1	$(513)
Shares
Weighted average common shares outstanding (basic shares)	311.1	308.1	305.9
Adjustment for assumed dilution:
Stock options and restricted stock awards	—	4.9	—
Weighted average shares assuming dilution (diluted shares)	311.1	313.0	305.9
EPS
Basic	$(0.37)	$—	$(1.68)
Diluted	$(0.37)	$—	$(1.68)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

(Shares in millions)	2017	2016	2015
Stock options, restricted stock awards and a warrant	31.5	17.8	34.1
6.  Other Assets

($ in millions)	2017	2016
Capitalized software, net	$300	$265
Indefinite-lived intangible assets, net (1)	275	275
Revolving credit facility unamortized costs, net	28	30
Interest rate swaps (Notes 9 and 10)	9	—
Realty investments (Note 18)	5	13
Other	44	35
Total	$661	$618

(1) Amounts are net of an accumulated impairment loss of $9 million.

Our indefinite-lived intangible assets consists of our worldwide rights for the Liz Claiborne® family of trademarks and related intellectual property and our ownership of the U.S. and Puerto Rico rights of the monet® trademarks and related intellectual property. In connection with our annual indefinite-lived intangible assets impairment tests performed during the fourth quarter of 2017, we did not record an impairment for our indefinite-lived intangible assets as the estimated fair values exceeded the carrying values of the underlying assets.

7.  Other Accounts Payable and Accrued Expenses

($ in millions)	2017	2016
Accrued salaries, vacation and bonus	$193	$204
Customer gift cards	203	215
Taxes other than income taxes	102	127
Occupancy and rent-related	28	35
Interest	67	78
Advertising	77	82
Current portion of workers’ compensation and general liability self-insurance	44	47
Restructuring and management transition (Note 17)	26	29
Current portion of retirement plan liabilities (Note 16)	29	26
Capital expenditures	58	33
Other	292	288
Total	$1,119	$1,164
8.  Other Liabilities

($ in millions)	2017	2016
Supplemental pension and other postretirement benefit plan liabilities (Note 16)	$153	$126
Long-term portion of workers’ compensation and general liability insurance	121	131
Deferred developer/tenant allowances	139	143
Deferred rent liability	97	97
Primary pension plan (Note 16)	—	18
Interest rate swaps (Notes 9 and 10)	—	10
Restructuring and management transition (Note 17)	15	2
Other	42	56
Total	$567	$583
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

Information regarding the pre-tax changes in the fair value of our interest rate swaps is as follows:

($ in millions)	2017	2016	Line Item in the Financial Statements
Gain/(loss) recognized in other comprehensive income/(loss)	$9	$5	Accumulated other comprehensive income
Gain/(loss) recognized in net income/(loss)	(10)	(13)	Interest expense
Information regarding the gross amounts of our derivative instruments in the Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value			Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	2017	2016	Balance Sheet Location	2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps	N/A	$—	$—	Other accounts payable and accrued expenses	$1	$2
Interest rate swaps	Other assets	9	—	Other liabilities	—	10
Total derivatives designated as hedging instruments		$9	$—		$1	$12

10.  Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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

Cash Flow Hedges Measured on a Recurring Basis
The $9 million fair value of our cash flow hedges are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

Other Non-Financial Assets Measured on a non-Recurring Basis
In connection with the Company announcing its plan to close underperforming department stores in 2017, long-lived assets held and used with a carrying value of $86 million were written down to their fair value of $9 million, resulting in asset impairment charges of $77 million in 2017. The fair value was determined based on comparable market values of similar properties or on a rental income approach and the significant inputs related to valuing the store related assets are classified as Level 2 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows:

	As of February 3, 2018		As of January 28, 2017
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and notes payable	$4,063	$3,607	$4,665	$4,495

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. As of February 3, 2018 and January 28, 2017, the fair values of cash and cash equivalents, accounts payable and short-term borrowings approximate their carrying values due to the short-term nature of these instruments.

Concentrations of Credit Risk
We have no significant concentrations of credit risk.
11.  Credit Facility
The Company has a $2,350 million senior secured asset-based credit facility (2017 Credit Facility), comprised of a $2,350 million revolving line of credit (Revolving Facility). During the second quarter of 2017, we amended the 2015 Credit Facility to, among other things, extend the maturity date to June 20, 2022 and to lower the interest rate spread by 75 basis points. All borrowings under the 2017 Credit Facility accrue interest at a rate equal to, at the Company's option, a base rate or an adjusted LIBOR rate plus a spread.
The 2017 Credit Facility is secured by a perfected first-priority security interest in substantially all of our eligible credit card receivables, accounts receivable and inventory. The Revolving Facility is available for general corporate purposes, including the issuance of letters of credit. Pricing under the Revolving Facility is tiered based on our utilization under the line of credit. JCP’s obligations under the 2017 Credit Facility are guaranteed by J. C. Penney Company, Inc.

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
As of the end of 2017, we had no borrowings outstanding under the Revolving Facility. In addition, as of the end of 2017, we had $2,019 million available for borrowing, of which $135 million was reserved for outstanding standby and import letters of credit, none of which have been drawn on, leaving $1,884 million for future borrowings. The applicable rate for standby and import letters of credit was 1.75% and 0.875%, respectively, while the required commitment fee was 0.375% for the unused portion of the Revolving Facility.

12.  Long-Term Debt

($ in millions)	2017	2016
Issue:
7.95% Debentures Due 2017	$—	$220
5.75% Senior Notes Due 2018 (1)	190	265
8.125% Senior Notes Due 2019	175	400
5.65% Senior Notes Due 2020 (1)	360	400
2016 Term Loan Facility (Matures in 2023)	1,625	1,667
5.875% Senior Secured Notes Due 2023 (1)	500	500
7.125% Debentures Due 2023	10	10
6.9% Notes Due 2026	2	2
6.375% Senior Notes Due 2036 (1)	388	388
7.4% Debentures Due 2037	313	313
7.625% Notes Due 2097	500	500
Total debt	4,063	4,665
Unamortized debt issuance costs	(51)	(63)
Less: current maturities	(232)	(263)
Total long-term debt	$3,780	$4,339
Weighted-average interest rate at year end	6.1%	6.3%
Weighted-average maturity (in years)	16 years

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

During the fourth quarter of 2017, we repurchased and retired $40 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $2 million.

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

Scheduled Annual Principal Payments on Long-Term Debt, Excluding Capital Leases Financing Obligation and Note Payable

($ in millions)
2018	$232
2019	217
2020	402
2021	42
2022	42
Thereafter	3,128
Total	$4,063
13.  Stockholders’ Equity
Accumulated Other Comprehensive Income/(Loss)
The following table shows the changes in accumulated other comprehensive income/(loss) balances for 2017 and 2016:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
January 30, 2016	$(423)	$(38)	$(2)	$(28)	$(491)
Current period change	2	5	—	11	18
January 28, 2017	$(421)	$(33)	$(2)	$(17)	$(473)
Current period change	91	7	2	13	113
February 3, 2018	$(330)	$(26)	$—	$(4)	$(360)

Common Stock
On a combined basis, our 401(k) savings plan, including our employee stock ownership plan (ESOP), held approximately 13 million shares, or approximately 4.3% of outstanding Company common stock, at February 3, 2018. Under our 2016 senior secured term loan, we are subject to restrictive covenants regarding our ability to pay cash dividends.

Preferred Stock
We have authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of February 3, 2018 or January 28, 2017.

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

The purpose of the Amended Rights Agreement is to diminish the risk that the Company's ability to use its net operating losses and other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company's experiencing an "ownership change" as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the Code). Ownership changes under Section 382 generally relate to the cumulative change in ownership among stockholders with an ownership interest of 5% or more (as determined under Section 382's rules) over a rolling three year period. The Amended Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the outstanding Common Stock. After various amendments to the Original Rights Agreement, expiration date of the Rights were extended to January 26, 2020 and certain other provisions were amended including the definition of "beneficial ownership" to include terms appropriate for the purpose of preserving tax benefits.

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
14.  Stock-Based Compensation
We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan. On May 20, 2016, our stockholders approved the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan (2016 Plan), which has a fungible share design in which each stock option will count as one share issued and each stock award will count as 1.6 shares issued, except for stock awards issued from January 30, 2016 to May 20, 2016, the effective date of the 2016 Plan, in which each stock award counted as two shares issued. The 2016 Plan reserved 12.25 million shares of common stock or 19.6 million options for future grants and will terminate on May 30, 2021.  In addition, shares underlying any outstanding stock award or stock option grant canceled prior to vesting or exercise become available for use under the 2016 Plan. Under the terms of the 2016 Plan, all grants made after January 30, 2016 reduce the shares available for grant under the 2016 Plan. As of February 3, 2018, a maximum of 12.7 million options were available for future grant under the 2016 Plan.

Our stock option and restricted stock award grants have averaged about 2.5% of outstanding stock over the past three years. Authorized shares of the Company's common stock are used to settle the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-based Compensation Cost
The components of total stock-based compensation costs are as follows:

($ in millions)	2017	2016	2015
Stock awards	$18	$27	$32
Stock options	7	8	12
Total stock-based compensation (1)	$25	$35	$44

Total income tax benefit recognized for stock-based compensation arrangements	$—	$—	$—

(1)	Excludes $2 million, $0 million and $9 million for 2017, 2016 and 2015, respectively, of stock-based compensation costs reported in restructuring and management transition charges (Note 17).

Stock Options
The following table summarizes stock option activity during the year ended February 3, 2018:

	Shares (in thousands)	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions) (1)
Outstanding at January 28, 2017	14,418	$18
Granted	3,318	6
Exercised	—	—
Forfeited/canceled	(3,461)	24
Outstanding at February 3, 2018	14,275	14	5.5	$—
Exercisable at February 3, 2018	7,446	19	3.6	$—

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year end.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2017	2016	2015
Proceeds from stock options exercised	$—	$2	$—
Intrinsic value of stock options exercised	—	—	—
Tax benefit related to stock-based compensation	—	—	—
Excess tax benefits realized on stock-based compensation	—	—	—

As of February 3, 2018, we had $9 million of unrecognized compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized as expense over the remaining weighted-average vesting period of approximately two years.

Our weighted-average fair value of stock options at grant date was $2.91 in 2017, $4.89 in 2016 and $3.48 in 2015. We primarily used the binomial lattice valuation model to determine the fair value of the stock options granted using the following assumptions:

	2017	2016	2015
Weighted-average expected option term	4.6 years	4.7 years	4.6 years
Weighted-average expected volatility	57.90%	54.22%	51.46%
Weighted-average risk-free interest rate	2.02%	1.38%	1.50%
Weighted-average expected dividend yield (1)	—%	—%	—%
Expected dividend yield range (1)	—%	—%	—%

(1) Following the May 1, 2012 payment, we discontinued paying dividends.

Stock Awards
The following table summarizes our non-vested stock awards activity during the year ended February 3, 2018:

	Time-Based Stock Awards		Performance-Based Stock Awards
(shares in thousands)	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at January 28, 2017	5,818	$9	3,128	$8
Granted	2,859	6	1,727	6
Vested	(3,218)	8	(262)	6
Forfeited/canceled	(1,011)	8	(659)	8
Non-vested at February 3, 2018	4,448	7	3,934	7

As of February 3, 2018, we had $22 million of unrecognized compensation expense related to unearned employee stock awards, which will be recognized over the remaining weighted-average vesting period of approximately two years. The aggregate market value of shares vested during 2017, 2016 and 2015 was $17 million, $30 million and $16 million, respectively, compared to an aggregate grant date fair value of $27 million, $28 million and $27 million, respectively. Stock awards granted include approximately 362,000 fully vested RSUs to directors during 2017 with a fair value of $4.57 per RSU award.

In addition to the grants above, on March 6, 2017, we granted approximately 3.3 million phantom units as part of our management incentive compensation plan, which are similar to RSUs in that the number of units granted was based on the price of our stock, but the units will be settled in cash based on the value of our stock on the vesting date, limited to $11.92 per phantom unit. The fair value of the awards is remeasured at each reporting period and was $3.54 per share as of February 3, 2018. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in Other accounts payable and accrued expenses and Other liabilities in our Consolidated Balance Sheets. The phantom units have a liability of $11 million as of February 3, 2018. No cash was paid during 2017 for previously granted phantom units.
15.  Leases, Financing Obligation and Note Payable

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

($ in millions)	2017	2016	2015
Real property base rent and straight-lined step rent expense	$177	$214	$221
Real property contingent rent expense (based on sales)	8	7	7
Personal property rent expense	29	31	39
Total rent expense	$214	$252	$267
Less: sublease income (1)	(11)	(11)	(11)
Net rent expense	$203	$241	$256

(1)	Sublease income is reported in Real estate and other, net.

As of February 3, 2018, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and capital leases, including our note payable, were as follows:

($ in millions)
2018	$211
2019	187
2020	169
2021	150
2022	132
Thereafter	1,686
Less: sublease income	(51)
Total minimum lease payments	$2,484

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

As of February 3, 2018, future minimum lease payments for capital leases and payments related to our financing obligation and note payable were as follows:

($ in millions)
2018	$21
2019	21
2020	19
2021	19
2022	19
Thereafter	186
Total payments	285
Plus: amount representing residual asset balance	77
Less: amounts representing interest	(142)
Present value of net minimum lease obligations, financing obligation and note payable	$220

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

Voluntary Early Retirement Program
In 2017, the Company initiated a Voluntary Early Retirement Program (VERP) for approximately 6,000 eligible associates. Eligibility for the VERP included home office, stores and supply chain personnel who met certain criteria related to age and years of service as of January 31, 2017. The consideration period for eligible associates to accept the VERP ended on March 31, 2017. Based on the approximately 2,800 associates who elected to accept the VERP, we incurred a total charge of
$112 million for enhanced retirement benefits. The enhanced retirement benefits increased the projected benefit obligation (PBO) of the Primary Pension Plan and the Supplemental Pension Plans by $88 million and $24 million, respectively. In addition, we incurred curtailment charges of $6 million related to our Primary Pension Plan and $2 million related to Supplemental Pension Plans as a result of the reduction in the expected years of future service related to these plans. Additionally, we recognized settlement expense of $13 million in 2017 due to higher lump-sum payment activity to retirees primarily as a result of the VERP executed earlier in the year.

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

Pension Expense/(Income) for Defined Benefit Pension Plans
The components of net periodic benefit expense/(income) for our Primary Pension Plan and our non-contributory supplemental pension plans are as follows:

($ in millions)
Primary Pension Plan	2017	2016	2015
Service cost	$42	$55	$69
Interest cost	143	153	196
Expected return on plan assets	(216)	(215)	(357)
Actuarial loss/(gain)	—	—	52
Amortization of prior service cost/(credit)	7	8	8
Settlement expense	13	—	180
Other	—	—	6
Net periodic benefit expense/(income)	$(11)	$1	$154

Supplemental Pension Plans
Service cost	$—	$—	$—
Interest cost	7	7	7
Actuarial loss/(gain)	25	11	1
Amortization of prior service cost/(credit)	—	—	—
Net periodic benefit expense/(income)	$32	$18	$8

Primary and Supplemental Pension Plans Total
Service cost	$42	$55	$69
Interest cost	150	160	203
Expected return on plan assets	(216)	(215)	(357)
Actuarial loss/(gain)	25	11	53
Amortization of prior service cost/(credit)	7	8	8
Settlement expense	13	—	180
Other	—	—	6
Net periodic benefit expense/(income)	$21	$19	$162

The defined benefit plan pension expense shown in the above table is included as a separate line item in the Consolidated Statements of Operations.

Assumptions
The weighted-average actuarial assumptions used to determine expense were as follows:

	2017		2016	2015
Expected return on plan assets	6.50%		6.75%	6.75%
Discount rate	4.40%	(1)	4.73%	3.87%
Salary increase	3.9%		3.9%	3.5%

(1)	As of January 31, 2017. The Primary Pension Plan was remeasured as of March 31, 2017 using a discount rate of 4.34% and as of October 31, 2017 using a discount rate of 3.94%.

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

Funded Status
As of the end of 2017, the funded status of the Primary Pension Plan was 102%. The Primary Benefit Obligation (PBO) is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Under the Employee Retirement Income Security Act of 1974 (ERISA), the funded status of the plan exceeded 100% as of December 31, 2017 and 2016, the qualified pension plan’s year end.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Primary Pension Plan and supplemental pension plans:

	Primary Pension Plan				Supplemental Plans
($ in millions)	2017		2016		2017		2016
Change in PBO
Beginning balance	$3,473		$3,327		$152		$176
Service cost	42		55		—		—
Interest cost	143		153		7		7
Special termination benefits (1)	88		—		24		—
Settlements	(217)		—		—		—
Curtailments	(27)		—		3		—
Actuarial loss/(gain)	126		151		31		10
Benefits (paid)	(161)		(213)		(35)		(41)
Balance at measurement date	$3,467		$3,473		$182		$152

Change in fair value of plan assets
Beginning balance	$3,455		$3,287		$—		$—
Company contributions	—		—		35		41
Actual return on assets (2)	451		381		—		—
Settlements	(217)		—		—		—
Benefits (paid)	(161)		(213)		(35)		(41)
Balance at measurement date	$3,528		$3,455		$—		$—
Funded status of the plan	$61	(3)	$(18)	(3)	$(182)	(4)	$(152)	(4)

(1)	See Note 17 for VERP charges classified in Restructuring and management transition.

(2)	Includes plan administrative expenses.

(3)	$61 million in 2017 was included in Prepaid pension and $18 million in 2016 was included in Other liabilities in the Consolidated Balance Sheets.

(4)
$29 million in 2017 and $26 million in 2016 were included in Other accounts payable and accrued expenses on the Consolidated Balance Sheets, and the remaining amounts were included in Other liabilities.

In 2017, the funded status of the Primary Pension Plan increased by $79 million primarily due to the performance of plan assets. The actual one-year return on pension plan assets at the measurement date was 14.1% in 2017, bringing the annualized return since inception of the plan to 9.0%.

The following pre-tax amounts were recognized in Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of the end of 2017 and 2016:

	Primary Pension Plan			Supplemental Plans
($ in millions)	2017		2016	2017	2016
Net actuarial loss/(gain)	$169		$318	$18	$12
Prior service cost/(credit)	37		49	(3)	(4)
Total	$206	(1)	$367	$15	$8

(1)	In 2018, approximately $7 million for the Primary Pension Plan is expected to be amortized from Accumulated other comprehensive income/(loss) and into the Consolidated Statement of Operations.

Assumptions to Determine Obligations
The weighted-average actuarial assumptions used to determine benefit obligations for each of the years below were as follows:

	2017	2016	2015
Discount rate	3.98%	4.40%	4.73%
Salary progression rate	3.8%	3.9%	3.9%

Accumulated Benefit Obligation (ABO)
The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for our Primary Pension Plan was $3.2 billion as of the end of both 2017 and 2016. At the end of 2017, plan assets of $3.5 billion for the Primary Pension Plan were above the ABO. The ABO for our unfunded supplemental pension plans was $167 million and $133 million as of the end of 2017 and 2016, respectively.

Primary Pension Plan Asset Allocation
The target allocation ranges for each asset class as of the end of 2017 and the fair value of each asset class as a percent of the total fair value of pension plan assets were as follows:

	2017 Target	Plan Assets
Asset Class	Allocation Ranges	2017	2016
Equity	15% - 35%	23%	22%
Fixed income	55% - 70%	62%	60%
Real estate, cash and other investments	10% - 20%	15%	18%
Total		100%	100%

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

Fair Value of Primary Pension Plan Assets
The tables below provide the fair values of the Primary Pension Plan’s assets as of the end of 2017 and 2016, by major class of asset.

	Investments at Fair Value at February 3, 2018
($ in millions)	Level 1 (1)	Level 2 (1)	Level 3	Total
Assets
Cash	$18	$—	$—	$18
Common collective trusts	—	100	—	100
Cash and cash equivalents total	18	100	—	118
Common collective trusts – international	—	155	—	155
Equity securities – domestic	426	—	—	426
Equity securities – international	160	—	—	160
Equity securities total	586	155	—	741
Common collective trusts	—	904	—	904
Corporate bonds	—	982	10	992
Swaps	—	848	—	848
Government securities	—	187	—	187
Mortgage backed securities	—	6	—	6
Other fixed income	—	143	4	147
Fixed income total	—	3,070	14	3,084
Public REITs	38	—	—	38
Real estate total	38	—	—	38
Total investment assets at fair value	$642	$3,325	$14	$3,981
Liabilities
Swaps	$—	$(837)	$—	$(837)
Other fixed income	—	(5)	—	(5)
Fixed income total	—	(842)	—	(842)
Total liabilities at fair value	$—	$(842)	$—	$(842)
Accounts payable, net				(47)
Investments at Net Asset Value (NAV) (2)
Private equity				$191
Private real estate				62
Hedge funds				183
Total investments at NAV				$436
Total net assets				$3,528

(1)	There were no significant transfers in or out of level 1 or 2 investments.

(2)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.

	Investments at Fair Value at January 28, 2017
($ in millions)	Level 1 (1)	Level 2 (1)	Level 3	Total
Assets
Cash	$2	$—	$—	$2
Common collective trusts	—	88	—	88
Cash and cash equivalents total	2	88	—	90
Common collective trusts – international	—	148	—	148
Equity securities – domestic	421	—	—	421
Equity securities – international	113	—	—	113
Equity securities total	534	148	—	682
Common collective trusts	—	864	—	864
Corporate bonds	—	919	7	926
Swaps	—	934	—	934
Government securities	—	185	—	185
Mortgage backed securities	—	4	—	4
Other fixed income	—	149	—	149
Fixed income total	—	3,055	7	3,062
Public REITs	37	—	—	37
Private real estate	—	15	—	15
Real estate total	37	15	—	52
Total investment assets at fair value	$573	$3,306	$7	$3,886
Liabilities
Swaps	$—	$(928)	$—	$(928)
Other fixed income	—	(6)	—	(6)
Fixed income total	—	(934)	—	(934)
Total liabilities at fair value	$—	$(934)	$—	$(934)
Accounts payable, net				(76)
Investments at Net Asset Value (NAV) (2)
Private equity				$220
Private real estate				135
Hedge funds				224
Total investments at NAV				$579
Total net assets				$3,455

(1)	There were no significant transfers in or out of level 1 or 2 investments.

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

Real Estate – Real estate is comprised of public and private real estate investments. Real estate investments through registered investment companies that trade on an exchange are classified as level 1 of the fair value hierarchy. Investments through open end private real estate funds, depending on the type of investment, are valued at the reported NAV as fair value or are classified as level 2 of the fair value hierarchy. Private real estate investments through partnership interests that are valued based on different methodologies including discounted cash flow, direct capitalization and market comparable analysis are valued at NAV as a practical expedient.

Hedge Fund – Hedge funds exposure is through fund of funds, which are made up of over 30 different hedge fund managers diversified over different hedge strategies. The fair value of the hedge fund is determined by the fund's administrator using valuation provided by the third party administrator for each of the underlying funds. Hedge fund investments are valued at NAV as a practical expedient.

The following tables set forth a summary of changes in the fair value of the Primary Pension Plan’s level 3 investment assets:

	2017
($ in millions)	Corporate Loans	Corporate Bonds
Balance, beginning of year	$—	$7
Transfers, net	—	—
Realized gains/(loss)	—	(7)
Unrealized (losses)/gains	—	6
Purchases and issuances	4	6
Sales, maturities and settlements	—	(2)
Balance, end of year	$4	$10

	2016
($ in millions)	Corporate Loans	Corporate Bonds
Balance, beginning of year	$3	$5
Realized gains/(loss)	—	3
Unrealized (losses)/gains	—	(4)
Purchases and issuances	—	15
Sales, maturities and settlements	(3)	(12)
Balance, end of year	$—	$7

Contributions
Our policy with respect to funding the Primary Pension Plan is to fund at least the minimum required by ERISA rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Due to our past funding of the pension plan and overall positive growth in plan assets since plan inception, there will not be any required cash contribution for funding of plan assets in 2018 under ERISA, as amended by the Pension Protection Act of 2006.

Our contributions to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2018 are anticipated to be approximately $29 million. Benefits are paid in the form of five equal annual installments to participants and no election as to the form of benefit is provided for in the unfunded plans.  The following sets forth our estimated future benefit payments:

($ in millions)	Primary Plan Benefits	Supplemental Plan Benefits
2018	$195	$29
2019	196	28
2020	199	26
2021	202	21
2022	206	8
2023-2027	1,080	44

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

The net periodic postretirement benefit income of $17 million in 2016 and $7 million in 2015 is included in SG&A expenses in the Consolidated Statements of Operations. The postretirement medical and dental plan was terminated effective December 31, 2016. At the end of 2015, the postretirement medical and dental plan had no assets and an accumulated postretirement benefit obligation (APBO) of $8 million.

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

The expense for these plans, which was predominantly included in SG&A expenses in the Consolidated Statements of Operations, was $46 million in 2017, $49 million in 2016 and $56 million in 2015.
17.  Restructuring and Management Transition

On March 17, 2017, the Company finalized its plans to close 138 stores to help align the Company's brick-and-mortar presence with its omnichannel network, thereby redirecting capital resources to invest in locations and initiatives that offer the greatest revenue potential. The store closures resulted in a $77 million asset impairment charge for store assets with limited future use and a $14 million severance charge for the expected displacement of store associates. During 2017, $52 million in store related closing and other costs such as certain lease obligations were recorded as a result of each respective store ceasing operations.
The components of Restructuring and management transition include:

•	VERP -- charges for enhanced retirement benefits, curtailment and other expenses related to the VERP (See Note 16);

•	Home office and stores -- charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition -- charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other -- charges related primarily to contract termination costs and other costs associated with our previous shops strategy and costs related to the closure of certain supply chain locations.

The composition of restructuring and management transition charges was as follows:

				Cumulative Amount From Program Inception Through
($ in millions)	2017	2016	2015	2017
VERP	$122	$—	$—	$122
Home office and stores	176	8	42	473
Management transition	—	3	28	255
Other	5	15	14	183
Total	$303	$26	$84	$1,033

Activity for the restructuring and management transition liability for 2017 and 2016 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
January 30, 2016	$18	$10	$23	$51
Charges	9	3	15	27
Cash payments	(23)	(13)	(11)	(47)
January 28, 2017	4	—	27	31
Charges	102	—	5	107
Cash payments	(72)	—	(25)	(97)
February 3, 2018	$34	$—	$7	$41

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

The composition of real estate and other, net was as follows:

($ in millions)	2017	2016	2015
Net gain from sale of non-operating assets	$—	$(5)	$(9)
Investment income from Home Office Land Joint Venture	(31)	(28)	(41)
Net gain from sale of operating assets	(119)	(73)	(9)
Store and other asset impairments	—	—	20
Other	4	(5)	42
Total expense/(income)	$(146)	$(111)	$3

Investment Income from Joint Ventures
In 2017, the Company had $31 million in income related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $40 million. In 2016, the Company had $28 million in income related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $44 million.

Net Gain from Sale of Operating Assets
In 2017, we completed the sale of our Buena Park, California distribution facility for a net sale price of $131 million and recorded a net gain of $111 million. In 2016, the Company sold excess land adjacent to its home office for approximately $80 million and recognized an approximate $62 million gain.
Other - Settlement of Class Action Lawsuit
During 2015, the Company accrued $50 million for the proposed settlement related to a pricing class action lawsuit. Pursuant to the settlement, the Company paid $25 million in cash to certain class members and issued $25 million of store credit to the remainder of the class members.

19.  Income Taxes

The components of our income tax expense/(benefit) were as follows:

($ in millions)	2017	2016	2015
Current
Federal and foreign	$(64)	$(12)	$5
State and local	22	4	6
Total current	(42)	(8)	11
Deferred
Federal and foreign	(59)	9	(1)
State and local	(25)	—	(1)
Total deferred	(84)	9	(2)
Total income tax expense/(benefit)	$(126)	$1	$9

The following table summarizes a reconciliation of income tax expense/(benefit) compared with the amounts at the U.S. federal statutory income tax rate:

($ in millions)	2017	2016	2015
Federal income tax at statutory rate	$(82)	$1	$(176)
State and local income tax, less federal income tax benefit	(12)	(2)	(21)
Increase/(decrease) in valuation allowance	33	(1)	185
Effect of U.S. tax reform	(75)	—	—
Other, including permanent differences and credits	10	3	21
Total income tax expense/(benefit)	$(126)	$1	$9

Our deferred tax assets and liabilities were as follows:

($ in millions)	2017	2016
Assets
Merchandise inventory	$10	$27
Accrued vacation pay	8	17
Gift cards	57	98
Stock-based compensation	30	58
State taxes	5	12
Workers’ compensation/general liability	44	74
Accrued rent	26	39
Litigation exposure	3	16
Mirror savings plan	8	13
Pension and other retiree obligations	34	76
Net operating loss and tax credit carryforwards	719	931
Other	48	77
Total deferred tax assets	992	1,438
Valuation allowance	(767)	(993)
Total net deferred tax assets	225	445
Liabilities
Depreciation and amortization	(310)	(561)
Tax benefit transfers	(31)	(53)
Long-lived intangible assets	(27)	(35)
Total deferred tax liabilities	(368)	(649)
Total net deferred tax liabilities	$(143)	$(204)

The U.S. Tax Cuts and Jobs Act, enacted in December 2017, significantly changed the U.S. corporate income tax laws. In connection with the enactment, we recorded a net benefit of $75 million during the fourth quarter of 2017, which is primarily due to the revaluation of net deferred tax liabilities based on the new lower corporate income tax rate.

As of February 3, 2018, a valuation allowance of $767 million has been recorded against our deferred tax assets. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards.

We are required to allocate a portion of our tax provision between operating losses and Accumulated other comprehensive income/(loss). In 2017, we experienced a loss in continuing operations and income in other comprehensive income.  Under the allocation rules we are only required to recognize the valuation allowance allocable to the tax benefit attributable to losses in each component of comprehensive income.  Accordingly, there is no valuation allowance offsetting a deferred tax benefit attributable to other comprehensive income included in the total valuation allowance of $767 million noted above.

The Company has a federal net operating loss (NOL) of $2.1 billion and $58 million of tax credit carryforwards as of February 3, 2018. These NOL carryforwards (expiring in 2032 through 2034) arose prior to December 31, 2017 and are available to offset future taxable income. The Company may recognize additional NOLs in the future which, under the Tax Act, would not expire but would only be available to offset up to 80% of the Company’s future taxable income.

These carryforwards have a potential to be used to offset future taxable income and reduce future cash tax liabilities by approximately $719 million. The Company’s ability to utilize these carryforwards will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

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

As discussed in Note 13, on January 27, 2014, the Board adopted the Amended Rights Agreement to help prevent acquisitions of the Company’s common stock that could result in an ownership change under Section 382 which helps preserve the Company’s ability to use its NOL and tax credit carryforwards. The Amended Rights Agreement was ratified by the shareholder vote on May 16, 2014. On May 19, 2017, stockholders approved the extension of the term of the agreement to January 26, 2020.

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

A reconciliation of unrecognized tax benefits is as follows:

($ in millions)	2017	2016	2015
Beginning balance	$79	$91	$62
Additions for tax positions of prior years	4	16	40
Reductions for tax positions of prior years	(45)	(24)	—
Settlements and effective settlements with tax authorities	(3)	(4)	(10)
Expirations of statute	—	—	(1)
Balance at end of year	$35	$79	$91

Unrecognized tax benefits included in our Consolidated Balance Sheets were as follows:

($ in millions)	2017	2016
Deferred taxes (noncurrent liability)	$32	$75
Accounts payable and accrued expenses (Note 7)	2	3
Other liabilities (Note 8)	1	1
Total	$35	$79

As of the end of 2017, 2016 and 2015, the unrecognized tax benefits balance included $32 million, $32 million and $33 million, respectively, that, if recognized, would be a benefit in the income tax provision after giving consideration to the offsetting effect of $7 million, $11 million and $12 million, respectively, related to the federal tax deduction of state taxes. The remaining amounts reflect tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Accrued interest and penalties related to unrecognized tax benefits included in income tax expense as of the end of 2017, 2016 and 2015 were $1 million, $2 million and $3 million, respectively.

We file income tax returns in U.S. federal and state jurisdictions and certain foreign jurisdictions. Our U.S. federal returns have been examined through 2015. We are audited by the taxing authorities of many states and certain foreign countries and are subject to examination by these taxing jurisdictions for years generally after 2008. The tax authorities may have the right to examine prior periods where federal and state NOL and tax credit carryforwards were generated, and make adjustments up to the amount of the NOL and credit carryforward amounts.

20.  Supplemental  Cash Flow Information

($ in millions)	2017	2016	2015
Supplemental cash flow information
Income taxes received/(paid), net	$(9)	$(10)	$(5)
Interest received/(paid), net	(302)	(344)	(369)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	25	20	1
Purchase of property and equipment and software through capital leases and a note payable	—	1	1

21.  Litigation and Other Contingencies

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

The parties have reached an agreement to settle the consolidated securities class action for $97.5 million, which will be funded by insurance. The court granted final approval of the settlement on January 4, 2018.

Shareholder Derivative Litigation
In October 2013, two purported shareholder derivative actions were filed against certain present and former members of the Company’s Board of Directors and executives by the following parties in the U.S. District Court, Eastern District of Texas, Sherman Division: Weitzman (filed October 2, 2013) and Zauderer (filed October 3, 2013). The Company is named as a nominal defendant in both suits. The lawsuits assert claims for breaches of fiduciary duties and unjust enrichment based upon alleged false and misleading statements and/or omissions regarding the Company’s financial condition. The lawsuits seek unspecified compensatory damages, restitution, disgorgement by the defendants of all profits, benefits and other compensation, equitable relief to reform the Company’s corporate governance and internal procedures, reasonable costs and expenses, and other relief as the court may deem just and proper. On October 28, 2013, the Court consolidated the two cases into the Weitzman lawsuit. On January 15, 2014, the Court entered an order staying the derivative suits pending certain events in the class action securities litigation described above. On January 24, 2018, the Court issued an order reopening the suits.

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

On June 8, 2017, the Company’s Board of Directors received a demand from a purported shareholder of the Company, Douglas Carlson, to conduct an investigation regarding potential claims that certain present and former members of the Board of Directors and executives violated federal securities law and/or breached their fiduciary duties to the Company based upon allegations similar to those in the Marcus class action securities litigation and the related shareholder derivative litigation. The Board of Directors appointed a committee of independent directors (the "Demand Review Committee") to review the demand and make a recommendation to the Board of Directors regarding a response to the demand. In November 2017, the Demand Review Committee completed its review and recommended that the demand be denied, which recommendation was adopted by the Board of Directors.

While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

ERISA Class Action Litigation
JCP and certain present and former members of JCP's Board of Directors have been sued in a purported class action complaint by plaintiffs Roberto Ramirez and Thomas Ihle, individually and on behalf of all others similarly situated, which was filed on July 8, 2014 in the U.S. District Court, Eastern District of Texas, Tyler Division. The suit alleges that the defendants violated Section 502 of the Employee Retirement Income Security Act (ERISA) by breaching fiduciary duties relating to the J. C. Penney Corporation, Inc. Savings, Profit-Sharing and Stock Ownership Plan (the Plan). The class period is alleged to be between November 1, 2011 and September 27, 2013. Plaintiffs allege that they and others who invested in or held Company stock in the Plan during this period were injured because defendants allegedly made false and misleading statements and/or omissions regarding the Company’s financial condition and business prospects that caused the Company’s common stock to trade at artificially inflated prices. The complaint seeks class certification, declaratory relief, a constructive trust, reimbursement of alleged losses to the Plan, actual damages, attorneys’ fees and costs, and other relief. Defendants filed a motion to dismiss the complaint which was granted in part and denied in part by the court on September 29, 2015. The parties reached a settlement agreement pursuant to which JCP will make available $4.5 million to settle class members’ claims, and the court granted final approval of the settlement on December 18, 2017.

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

Contingencies
As of February 3, 2018, we have an estimated accrual of $20 million related to potential environmental liabilities that is recorded in Other accounts payable and accrued expenses and Other liabilities in the Consolidated Balance Sheet. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

As a result of Hurricanes Harvey, Irma and Maria in 2017, the Company incurred varying property damage and inventory losses in all of its Puerto Rico stores, in one store in Texas and in one store in Florida. Costs related to the property damage and inventory losses are recoverable (net of deductibles) from property insurance maintained by the Company and from certain landlords per the store leases. We have recorded $16 million in losses related to the cost of any property damage and inventory losses and have collected $15 million in loss recoveries from our insurance provider and have a receivable of $1 million for future expected recoveries.
22.  Subsequent Events
On March 12, 2018, JCP issued $400 million of senior secured second priority notes with a 8.625% rate (the "Notes"). The Notes are guaranteed, jointly and severally, by the Company and certain domestic subsidiaries of JCP that guarantee the Company's senior secured term loan facility and existing senior secured notes. The net proceeds from the Notes are expected to be used for the tender consideration for the Company's contemporaneous cash tender offers for approximately $95 million in principal of its 8.125% Senior Notes Due 2019 and approximately $225 million in principal of its 5.65% Senior Notes Due 2020.

23.  Quarterly Results of Operations (Unaudited)

The following is a summary of our quarterly unaudited consolidated results of operations for 2017 and 2016:

2017
($ in millions, except EPS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total net sales	$2,706	$2,962	$2,807	$4,031
Cost of goods sold (exclusive of depreciation and amortization)	1,723	1,923	1,852	2,676
SG&A expenses	843	842	840	943
Restructuring and management transition (1)	220	23	52	8
Net income/(loss)	(180)	(62)	(128)	254
Diluted earnings/(loss) per share (2)	$(0.58)	$(0.20)	$(0.41)	$0.81
2016
($ in millions, except EPS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total net sales	$2,811	$2,918	$2,857	$3,961
Cost of goods sold (exclusive of depreciation and amortization)	1,793	1,834	1,795	2,649
SG&A expenses	872	853	888	925
Restructuring and management transition (3)	6	9	2	9
Net income/(loss)	(68)	(56)	(67)	192
Diluted earnings/(loss) per share (2)	$(0.22)	$(0.18)	$(0.22)	$0.61

(1)	Restructuring and management transition charges (Note 17) by quarter for 2017 consisted of the following:

($ in million)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
VERP	$122	$—	$—	$—
Home office and stores	98	23	52	3
Management transition	—	—	—	—
Other	—	—	—	5
Total	$220	$23	$52	$8

(2)	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(3)	Restructuring and management transition charges (Note 17) by quarter for 2016 consisted of the following:

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Home office and stores	$4	$—	$2	$2
Management transition	2	1	—	—
Other	—	8	—	7
Total	$6	$9	$2	$9