Form 10-K/A
period 2018-02-03
J C PENNEY CO INC
filed 2018-05-30
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A (“Amendment No. 1”) is being filed by J. C. Penney Company, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the Securities and Exchange Commission on March 19, 2018 (the “Original 10-K”).
This Amendment No. 1 is being filed at the request of KPMG LLP (“KPMG”) solely to provide a corrected version of KPMG’s report contained in Part II, Item 8 of the Original 10-K to include a paragraph that was inadvertently omitted from such report that confirms that KPMG, the Company’s independent registered accounting firm, audited the Company’s internal control over financial reporting for the fiscal year ended February 3, 2018. This change does not in any way change the conclusions expressed by KPMG in the original report included in the Original 10-K. This change also does not in any way change any other disclosure included in Part II, Item 8 of the Original 10-K, including, but not limited to, the Consolidated Financial Statements and notes thereto of the Company included in the Original 10-K.
In addition, the exhibit list included in Part IV, Item 15 of the Original 10-K has been amended to contain currently-dated certifications from the Company's Principal Executive Officer and Principal Financial Officer, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as well as a currently-dated consent of KPMG.
For ease of reference, this Amendment No. 1 restates the Original 10-K in its entirety, making only the amendments described above. Except as described above, this Amendment No. 1 does not otherwise amend, update or change any other information or disclosure contained in the Original 10-K. This Amendment No. 1 speaks only as of the date of the Original 10-K and does not reflect any events that may have occurred subsequent to the date of the Original 10-K.

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

J. C. PENNEY COMPANY, INC.
(Registrant)

By /s/ Andrew S. Drexler
Andrew S. Drexler
Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Date:	May 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Marvin R. Ellison*	Chief Executive Officer; Director (principal executive officer)	May 30, 2018
Marvin R. Ellison

Jeffrey A. Davis*	Executive Vice President and Chief Financial Officer (principal financial officer)	May 30, 2018
Jeffrey A. Davis

/s/ Andrew S. Drexler	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	May 30, 2018
Andrew S. Drexler

Paul J. Brown*	Director	May 30, 2018
Paul J. Brown

Amanda Ginsberg*	Director	May 30, 2018
Amanda Ginsberg

Wonya Y. Lucas*	Director	May 30, 2018
Wonya Y. Lucas

B. Craig Owens*	Director	May 30, 2018
Craig Owens

Lisa A. Payne*	Director	May 30, 2018
Lisa A. Payne

Debora A. Plunkett*	Director	May 30, 2018
Debora A. Plunkett

Signatures	Title	Date

Leonard H. Roberts*	Director	May 30, 2018
Leonard H. Roberts

Javier G. Teruel*	Director	May 30, 2018
Javier G. Teruel

R. Gerald Turner*	Director	May 30, 2018
R. Gerald Turner

Ronald W. Tysoe*	Chairman of the Board; Director	May 30, 2018
Ronald W. Tysoe

*By:	/s/ Andrew S. Drexler
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 19, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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