Form 10-Q
period 2018-05-05
J C PENNEY CO INC
filed 2018-05-30
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 314,290,688 shares of Common Stock of 50 cents par value, as of May 25, 2018.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended May 5, 2018

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	May 5, 2018	April 29, 2017
		As Adjusted
Total net sales	$2,584	$2,701
Credit income and other	87	83
Total revenues	2,671	2,784

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,712	1,725
Selling, general and administrative (SG&A)	826	938
Depreciation and amortization	141	145
Real estate and other, net	(18)	(118)
Restructuring and management transition	7	100
Total costs and expenses	2,668	2,790
Operating income/(loss)	3	(6)
Other components of net periodic pension cost/(income)	(19)	106
(Gain)/loss on extinguishment of debt	23	—
Net interest expense	78	87
Income/(loss) before income taxes	(79)	(199)
Income tax expense/(benefit)	(1)	(12)
Net income/(loss)	$(78)	$(187)
Earnings/(loss) per share:
Basic	$(0.25)	$(0.60)
Diluted	$(0.25)	$(0.60)
Weighted average shares – basic	313.9	309.6
Weighted average shares – diluted	313.9	309.6
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended
($ in millions)	May 5, 2018	April 29, 2017
		As Adjusted
Net income/(loss)	$(78)	$(187)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Net actuarial gain/(loss) arising during the period (1)	—	5
Reclassification for amortization of prior service (credit)/cost (2)	1	1
Net curtailment gain (3)	—	20
Cash flow hedges
Gain/(loss) on interest rate swaps (4)	5	(3)
Reclassification for periodic settlements (5)	—	2
Total other comprehensive income/(loss), net of tax	6	25
Total comprehensive income/(loss), net of tax	$(72)	$(162)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

(1)	Net of $(4) million in tax in the three months ended April 29, 2017.

(2)
Net of $(1) million in tax in each of the three months ended May 5, 2018 and April 29, 2017. Pre-tax amounts of $2 million in each of the three months ended May 5, 2018 and April 29, 2017 were recognized in Other components of net periodic pension cost/(income) in the Consolidated Statements of Operations.

(3)
Net of $(11) million in tax in the three months ended April 29, 2017. Pre-tax prior service cost of $5 million related to the curtailment is included in Other components of net periodic pension cost/(income) in the Consolidated Statements of Operations in the three months ended April 29, 2017.

(4)	Net of $(1) million and $1 million of tax in the three months ended May 5, 2018 and April 29, 2017, respectively.

(5)
Net of $(1) million of tax in the three months ended April 29, 2017. Pre-tax amount of $3 million for the three months ended April 29, 2017 was recognized in Net interest expense in the Consolidated Statements of Operations.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	May 5, 2018	April 29, 2017	February 3, 2018
(In millions, except per share data)	(Unaudited)	(Unaudited)
		As Adjusted
Assets
Current assets:
Cash in banks and in transit	$170	$157	$116
Cash short-term investments	11	206	342
Cash and cash equivalents	181	363	458
Merchandise inventory	2,948	2,991	2,803
Prepaid expenses and other	223	228	190
Total current assets	3,352	3,582	3,451
Property and equipment (net of accumulated depreciation of $3,556, $3,903 and $3,500)	4,200	4,437	4,281
Prepaid pension	74	—	61
Other assets	679	610	661
Total Assets	$8,305	$8,629	$8,454
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$933	$893	$973
Other accounts payable and accrued expenses	957	1,078	1,156
Current portion of capital leases, financing obligation and note payable	7	12	8
Current maturities of long-term debt	42	307	232
Total current liabilities	1,939	2,290	2,369
Long-term capital leases, financing obligation and note payable	210	217	212
Long-term debt	4,142	4,066	3,780
Deferred taxes	142	203	143
Other liabilities	557	649	567
Total Liabilities	6,990	7,425	7,071
Stockholders’ Equity
Common stock(1)	157	155	156
Additional paid-in capital	4,708	4,684	4,705
Reinvested earnings/(accumulated deficit)	(3,196)	(3,187)	(3,118)
Accumulated other comprehensive income/(loss)	(354)	(448)	(360)
Total Stockholders’ Equity	1,315	1,204	1,383
Total Liabilities and Stockholders’ Equity	$8,305	$8,629	$8,454

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 314.3 million, 309.8 million and 312.0 million as of May 5, 2018, April 29, 2017 and February 3, 2018, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
($ in millions)	May 5, 2018	April 29, 2017
		As Adjusted
Cash flows from operating activities
Net income/(loss)	$(78)	$(187)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	(3)	77
Asset impairments and other charges	1	1
Net gain on sale of operating assets	(17)	(117)
(Gain)/loss on extinguishment of debt	23	—
Depreciation and amortization	141	145
Benefit plans	(19)	111
Stock-based compensation	7	7
Deferred taxes	(2)	(18)
Change in cash from:
Inventory	(145)	(95)
Prepaid expenses and other	(33)	(71)
Merchandise accounts payable	(40)	(84)
Income taxes	(3)	5
Accrued expenses and other	(186)	(120)
Net cash provided by/(used in) operating activities	(354)	(346)
Cash flows from investing activities
Capital expenditures	(106)	(83)
Net proceeds from sale of operating assets	39	136
Joint venture return of investment	—	8
Net cash provided by/(used in) investing activities	(67)	61
Cash flows from financing activities
Proceeds from issuance of long-term debt	400	—
Proceeds from borrowings under the credit facility	977	—
Payments of borrowings under the credit facility	(626)	—
Premium on early retirement of debt	(20)	—
Payments of capital leases, financing obligation and note payable	(2)	(6)
Payments of long-term debt	(576)	(230)
Financing costs	(7)	—
Proceeds from stock issued under stock plans	1	—
Tax withholding payments for vested restricted stock	(3)	(3)
Net cash provided by/(used in) financing activities	144	(239)
Net increase/(decrease) in cash and cash equivalents	(277)	(524)
Cash and cash equivalents at beginning of period	458	887
Cash and cash equivalents at end of period	$181	$363

Supplemental cash flow information
Income taxes received/(paid), net	$(4)	$(1)
Interest received/(paid), net	(113)	(104)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	(16)	5

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
These unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying unaudited Interim Consolidated Financial Statements, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (2017 Form 10-K). We follow substantially the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2017 Form 10-K. The February 3, 2018 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2017 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended May 5, 2018” and “first quarter of 2018” refers to the 13-week period ended May 5, 2018, and “three months ended April 29, 2017” and “first quarter of 2017” refers to the 13-week period ended April 29, 2017. Fiscal year 2018 contains 52 weeks, and fiscal year 2017 contains 53 weeks.
Basis of Consolidation
All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation.

2. Changes in Accounting for Revenue Recognition and Retirement-Related Benefits
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 606 (ASC 606), Revenue from Contracts with Customers, a replacement of Revenue Recognition (Topic 605). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have adopted the new standard using the full retrospective approach on February 4, 2018, and with such adoption our revenue recognition policies related to gift card breakage, customer loyalty programs, credit card income and principal versus agent considerations were changed. Whereas we previously recognized gift card breakage, net of required escheatment, 60 months after the gift card was issued, we now recognize gift card breakage, net of required escheatment, over the redemption pattern of gift cards. Additionally, whereas we utilized the incremental cost method to account for our customer loyalty programs, we now account for our customer loyalty programs as revenue and are required to defer a portion of our sales to loyalty rewards to be earned by reward members for a future discount on a future sale.

We also changed the classification of profit sharing income earned in connection with our private label credit card and co-branded MasterCard® programs owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolios.  Previously, the income we earned under our agreement with Synchrony was included as an offset to SG&A expenses. In connection with the adoption of the new standard, we changed our presentation to include such income in a separate line item described as Credit income and other. Further, we adjusted our principal versus agent considerations for certain contracts and where we previously considered ourselves to be the agent (report net sales) under these contracts based on the risk and rewards of the arrangement, we now consider ourselves to be the principal (report gross sales) based on our control of the good or service before it is transferred to the customer. Lastly, we changed our balance sheet presentation of our sales return liability and where we previously reflected the balance as a net liability, we now recognize a gross refund liability for the sales amounts expected to be refunded to customers and an asset for the recoverable cost of the merchandise expected to be returned by customers.

In March 2017, the FASB issued Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires companies to present the service cost component of net periodic pension cost in the same line items in which they report compensation cost. Companies will present all other components of net periodic pension cost outside of operating income, if this subtotal is presented. As required by the standard, we retrospectively adopted ASU 2017-07 on February 4, 2018, and we changed the presentation of our Consolidated Statement of Operations to exclude the Pension line item and to reflect the service cost component of our pension expense/(income) in SG&A and to reflect all other cost components in a new separate line item below operating income/(loss) described as Other components of net periodic pension cost/(income).
These changes have been reported through retrospective application of the new policies to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:
Consolidated Statements of Operations

	Three Months Ended
	April 29, 2017
($ in millions, except per share data)	Previously Reported	As Adjusted	Effect of Change
Total net sales	$2,706	$2,701	$(5)
Credit income and other	—	83	83
Cost of goods sold (exclusive of depreciation and amortization)	1,723	1,725	2
Selling, general and administrative (SG&A)	843	938	95
Pension	(2)	—	2
Restructuring and management transition	220	100	(120)
Other components of net periodic pension cost/(income)	—	106	106
Income/(loss) before income taxes	(192)	(199)	(7)
Net income/(loss)	$(180)	$(187)	$(7)
Basic earnings/(loss) per common share	$(0.58)	$(0.60)	$(0.02)
Diluted earnings/(loss) per common share	$(0.58)	$(0.60)	$(0.02)
Consolidated Statements of Comprehensive Income/(Loss)

	Three Months Ended
	April 29, 2017
($ in millions)	Previously Reported	As Adjusted	Effect of Change
Net income/(loss)	$(180)	$(187)	$(7)

Consolidated Balance Sheets

	April 29, 2017
($ in millions)	Previously Reported	As Adjusted	Effect of Change
Merchandise inventory	$2,949	$2,991	$42
Other accounts payable and accrued expenses	1,035	1,078	43
Reinvested earnings/(accumulated deficit)	(3,186)	(3,187)	(1)
Consolidated Statements of Cash Flows

	Three Months Ended
	April 29, 2017
($ in millions)	Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income/(loss)	$(180)	$(187)	$(7)
Accrued expenses and other	(127)	(120)	7

3. Effect of New Accounting Standards
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-15). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Entities should apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue may be applied prospectively. We have adopted ASU 2016-15 on February 4, 2018 and it did not have a significant impact on our accounting and disclosures.
In February 2016, the FASB issued ASC Topic 842, Leases (Topic 842), a replacement of Leases (Topic 840), which will require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. While many aspects of lessor accounting would remain the same, the new standard would make some changes, such as eliminating today’s real estate-specific guidance. As a globally converged standard, lessees and lessors would be required to classify most leases using a principle generally consistent with that of International Accounting Standards. The standard also would change what would be considered the initial direct costs of a lease. The standard would be effective for annual periods beginning after December 15, 2018 and interim periods within that year and currently must be adopted on a modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented. However, a recently affirmed proposal by the FASB provides an optional transition method for adoption of the new standard, which would allow entities to continue to apply current legacy guidance, including its disclosure requirements, in the comparative periods presented in the year of adoption.

We have developed a project team to analyze the impacts of the new standard on our current accounting policies and internal controls and the changes required to be made by our leasing software provider. With almost 70% of our store locations involved in an operating lease, the new standard will have a significant impact on our financial statements due to the recognition of lease liabilities and right-of-use assets that are not required by the current accounting requirements for operating leases. Given the magnitude of the project to implement the new standard, we are still evaluating the effect that the new accounting guidance will have on our financial condition, results of operations and cash flows.

4. Revenue

Our contracts with customers primarily consist of sales of merchandise and services at the point of sale, sales of gift cards to a customer for a future purchase, customer loyalty rewards that provide discount rewards to customers based on purchase activity, and certain licensing and profit sharing arrangements involving the use our intellectual property by others.

Revenue includes Total net sales and Credit income and other. Net sales are categorized by merchandise and service sale groupings as we believe it best depicts the nature, amount, timing, and uncertainty of revenue and cash flow.

The following table provides the components of Net sales for the three months ended May 5, 2018 and April 29, 2017:

	Three Months Ended
($ in millions)	May 5, 2018		April 29, 2017
			As Adjusted
Women’s apparel	$614	24%	$678	25%
Men’s apparel and accessories	500	19%	529	20%
Home	355	14%	375	14%
Women’s accessories, including Sephora	355	14%	357	13%
Children’s, including toys	207	8%	227	8%
Footwear and handbags	213	8%	232	9%
Jewelry	161	6%	159	6%
Services and other	179	7%	144	5%
Total net sales	$2,584	100%	$2,701	100%
Credit income and other encompasses the revenue earned from the agreement with Synchrony associated with our private label credit card and co-branded MasterCard® programs.
Merchandise and Service Sales
Total net sales, which exclude sales taxes and are net of estimated returns, are generally recorded when payment is received and the customer takes control of the merchandise. Service revenue is recorded at the time the customer receives the benefit of the service, such as salon, portrait, optical or custom decorating. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold. Net sales are not recognized for estimated future returns which are estimated based primarily on historical return rates and sales levels.

Gift Card Revenue
At the time gift cards are sold a performance obligation is created and no revenue is recognized; rather, a contract liability is established for our obligation to provide a merchandise or service sale to the customer for the face value of the card. The contract liability is relieved and a net sale is recognized when gift cards are redeemed for merchandise or services. We recognize gift card breakage, net of required escheatment, over the redemption pattern of gift cards. Breakage is estimated based on historical redemption patterns and the estimates can vary based on changes in the usage patterns of our customers.

Customer Loyalty Rewards
Customers who spend a certain amount with us using our private label card or registered loyalty card receive points that can accumulate towards earning JCPenney Rewards certificates which are redeemable for a discount on future purchases. Points earned by a loyalty customer do not expire but any certificates earned expire two months from the date of issuance. We account for our customer loyalty rewards by deferring a portion of our sales to loyalty points expected to be earned towards a reward certificate, and then recognize the reward certificate as a net sale when used by the customer in connection with a merchandise or service sale. The points earned toward a future reward are valued at their relative standalone selling price by applying fair value based on historical redemption patterns.

The liabilities related to our gift cards and our customer loyalty program are included in Other accounts payable and accrued expenses in the unaudited Interim Consolidated Balance Sheets and constitute our contract liability. The balance of these liabilities were as follows:

(in millions)	May 5, 2018	April 29, 2017	February 3, 2018
Gift cards	$124	$128	$144
Loyalty rewards	71	91	73
Total contract liability	$195	$219	$217

Contract liability includes consideration received for gift card and loyalty related performance obligations which have not been satisfied as of a given date.

A rollforward of the amounts included in contract liability for the first quarters of 2018 and 2017 are as follows:

(in millions)	2018	2017
Beginning balance	$217	$228
Current period gift cards sold and loyalty reward points earned	74	114
Net sales from amounts included in contract liability opening balances	(38)	(41)
Net sales from current period usage	(58)	(82)
Ending balance	$195	$219

Licensing Agreements
Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony.  Under our agreement with Synchrony, we receive periodic cash payments from Synchrony based upon the consumer's usage of co-branded card and the performance of the credit card portfolio. We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. Revenue related to this agreement is recognized over the time we have fulfilled our deliverables and is reflected at Credit income and other.

Principal Versus Agent
We assess principal versus agent considerations depending on our control of the good or service before it is transferred to the customer. When we are the principal and have control of the specified good or service, we include as a net sale the gross amount of consideration to which we expect to be entitled for that specified good or service in revenue. In contrast, when we are the agent and do not have control of the specified good or service, we include as a net sale the fee or commission to which we expect to be entitled for the agency service. In certain instances, the fee or commission might be the net amount retained after paying the supplier.

5. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended
(in millions, except per share data)	May 5, 2018	April 29, 2017
Earnings/(loss)
Net income/(loss)	$(78)	$(187)
Shares
Weighted average common shares outstanding (basic shares)	313.9	309.6
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—
Weighted average shares assuming dilution (diluted shares)	313.9	309.6
EPS
Basic	$(0.25)	$(0.60)
Diluted	$(0.25)	$(0.60)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended
(Shares in millions)	May 5, 2018	April 29, 2017
Stock options, restricted stock awards and warrant	29.3	33.1
6. Long-Term Debt

($ in millions)	May 5, 2018	April 29, 2017	February 3, 2018
Issue:
5.75% Senior Notes Due 2018 (1)	$—	$265	$190
8.125% Senior Notes Due 2019 (1)	50	400	175
5.65% Senior Notes Due 2020 (1)	110	400	360
2017 Credit Facility	351	—	—
2016 Term Loan Facility (Matures in 2023)	1,614	1,657	1,625
5.875% Senior Secured Notes Due 2023 (1)	500	500	500
7.125% Debentures Due 2023	10	10	10
8.625% Senior Secured Notes Due 2025 (1)	400	—	—
6.9% Notes Due 2026	2	2	2
6.375% Senior Notes Due 2036 (1)	388	388	388
7.4% Debentures Due 2037	313	313	313
7.625% Notes Due 2097	500	500	500
Total debt	4,238	4,435	4,063
Unamortized debt issuance costs	(54)	(62)	(51)
Less: current maturities	(42)	(307)	(232)
Total long-term debt	$4,142	$4,066	$3,780

(1)	These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%.
On March 12, 2018, JCP issued $400 million aggregate principal amount of senior secured second priority notes with a 8.625% rate (the "Notes"). The Notes are due in 2025 and are guaranteed, jointly and severally, by the Company and certain domestic subsidiaries of JCP that guarantee the Company's senior secured term loan facility and existing senior secured notes. The net proceeds from the Notes were used for the tender consideration for JCP's contemporaneous cash tender offers for $125 million aggregate principal amount of its 8.125% Senior Notes Due 2019 and $250 million aggregate principal amount of its 5.65% Senior Notes Due 2020 (collectively, the Securities). In doing so, we recognized a loss on extinguishment of debt of $23 million which includes the premium paid over the face value of the accepted Securities of $20 million, reacquisition costs of $1 million and the write off of unamortized debt issuance costs of $2 million.
As of May 5, 2018, outstanding borrowings under our $2.35 billion senior secured asset-based revolving credit facility (2017 Credit Facility) were $351 million. All borrowings under the 2017 Credit Facility accrue interest at a rate equal to, at the Company’s option, a base rate or an adjusted LIBOR rate plus a spread.

7. Derivative Financial Instruments

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

The fair value of our interest rate swaps are recorded on the unaudited Interim Consolidated Balance Sheets as an asset or a liability (see Note 9). The effective portion of the interest rate swaps' changes in fair values is reported in Accumulated other comprehensive income/(loss) (see Note 10), and the ineffective portion is reported in Net income/(loss). Amounts in Accumulated other comprehensive income/(loss) are reclassified into Net income/(loss) when the related interest payments affect earnings. For the periods presented, all of the interest rate swaps were 100% effective.
Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	May 5, 2018	April 29, 2017	February 3, 2018	Balance Sheet Location	May 5, 2018	April 29, 2017	February 3, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	N/A	$—	$—	$—	Other accounts payable and accrued expenses	$—	$2	$1
Interest rate swaps	Other assets	16	—	9	Other liabilities	—	11	—
Total derivatives designated as hedging instruments		$16	$—	$9		$—	$13	$1
8. Restructuring and Management Transition

In the first quarter of 2017, the Company finalized plans to close 138 stores to help align the Company's brick-and-mortar presence with its omnichannel network, thereby redirecting capital resources to invest in locations and initiatives that offer the greatest revenue potential. The store closures resulted in a $77 million asset impairment charge for store assets with limited future use and a $14 million severance charge for the expected displacement of store associates.
The components of Restructuring and management transition include:

•	Home office and stores — charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition — charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other — charges related primarily to contract termination costs and other costs associated with our previous shops strategy and costs related to the closure of certain supply chain locations.
The composition of Restructuring and management transition charges was as follows:

	Three Months Ended		Cumulative Amount From Program Inception Through May 5, 2018
($ in millions)	May 5, 2018	April 29, 2017
Home office and stores	$7	$98	$480
Other	—	2	185
Total	$7	$100	$665

Activity for the Restructuring and management transition liability for the three months ended May 5, 2018 was as follows:

($ in millions)	Home Office and Stores	Other	Total
February 3, 2018	$34	$7	$41
Charges	9	1	10
Cash payments	(18)	—	(18)
May 5, 2018	$25	$8	$33

9. Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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
Cash Flow Hedges Measured on a Recurring Basis
As of May 5, 2018, April 29, 2017 and February 3, 2018, the $16 million, $(13) million and $9 million fair value of our cash flow hedges, respectively, are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.
Other Non-Financial Assets Measured on a Non-Recurring Basis
In connection with the Company announcing its plan to close underperforming department stores in 2017, long-lived assets held and used with a carrying value of $86 million were written down to their fair value of $9 million, resulting in asset impairment charges of $77 million in the three months ended April 29, 2017. The fair value was determined based on comparable market values of similar properties or on a rental income approach and the significant inputs related to valuing the store related assets are classified as Level 2 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	May 5, 2018		April 29, 2017		February 3, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and note payable	$4,238	$3,712	$4,435	$4,222	$4,063	$3,607
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of May 5, 2018, April 29, 2017 and February 3, 2018, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.

10. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the three months ended May 5, 2018:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
February 3, 2018	312.0	$156	$4,705	$(3,118)	$(360)	$1,383
Net income/(loss)	—	—	—	(78)	—	(78)
Other comprehensive income/(loss)	—	—	—	—	6	6
Stock-based compensation and other	2.3	1	3	—	—	4
May 5, 2018	314.3	$157	$4,708	$(3,196)	$(354)	$1,315

Accumulated Other Comprehensive Income/(Loss)

The following table shows the changes in accumulated other comprehensive income/(loss) balances for the three months ended May 5, 2018:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 3, 2018	$(330)	$(26)	$(4)	$(360)
Other comprehensive income/(loss) before reclassifications	—	—	5	5
Amounts reclassified from accumulated other comprehensive income	—	1	—	1
May 5, 2018	$(330)	$(25)	$1	$(354)

11. Retirement Benefit Plans
The components of net periodic pension expense/(income) for our non-contributory qualified defined benefit pension plan and supplemental pension plans were as follows:

	Three Months Ended
($ in millions)	May 5, 2018	April 29, 2017
Service cost	$9	$11

Other components of net periodic pension cost/(income):
Interest cost	35	39
Expected return on plan assets	(56)	(54)
Amortization of prior service cost/(credit)	2	2
Curtailment (gain)/loss recognized	—	7
Special termination benefit recognized	—	112
	(19)	106
Net periodic pension expense/(income)	$(10)	$117

Service cost is included in SG&A in the unaudited Interim Consolidated Statements of Operations.

In the first quarter of 2017, the Company initiated a Voluntary Early Retirement Program (VERP) for approximately 6,000 eligible associates. Eligibility for the VERP included home office, stores and supply chain personnel who met certain criteria related to age and years of service as of January 31, 2017. Based on the approximately 2,800 associates who elected to accept the VERP, we incurred a total charge of $112 million for special retirement benefits. The special retirement benefits increased the projected benefit obligation (PBO) of the qualified defined benefit pension plan (Primary Pension Plan) and the supplemental pension plans by $88 million and $24 million, respectively. In addition, we incurred curtailment charges of $7 million related to our pension plans as a result of the reduction in the expected years of future service related to these plans. As a result of these curtailments, the assets and the liabilities for our Primary Pension Plan and the liabilities of certain supplemental pension plans were remeasured as of March 31, 2017. The discount rate used for the March 31 remeasurements was 4.34% compared to the year-end 2016 discount rate of 4.40%. These events resulted in the PBO of our Primary Pension Plan decreasing by $3 million and the related assets increasing by $34 million and the PBO of our supplemental pension plans increasing by $3 million. The funded status of the Primary Pension Plan was 98% as of the remeasurement date.

12. Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. In addition, we entered into a joint venture in 2014 in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture). The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net.

The composition of Real estate and other, net was as follows:

	Three Months Ended
($ in millions)	May 5, 2018	April 29, 2017
Investment income from Home Office Land Joint Venture	$—	$(1)
Net gain from sale of operating assets	(17)	(117)
Other	(1)	—
Total expense/(income)	$(18)	$(118)

Investment Income from Joint Ventures
During the three months ended April 29, 2017, the Company had income of $1 million related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $8 million.

Net Gain from Sale of Operating Assets
During the three months ended May 5, 2018, we completed the sale-leaseback of our Milwaukee, Wisconsin distribution facility for a net sale price of $30 million and recognized a net gain of $12 million. During the three months ended April 29, 2017, we completed the sale of our Buena Park, California distribution facility for a net sale price of $131 million and recorded a net gain of $111 million.

13. Income Taxes
The net tax benefit of $1 million for the three months ended May 5, 2018 consisted of state and foreign tax expenses of $2 million and $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $2 million benefit relating to other comprehensive income and a net tax benefit of $2 million resulting from state audit settlements.
As of May 5, 2018, we have approximately $2.2 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which largely expire in 2032 through 2034 and $58 million of tax credit carryforwards that expire at various dates through 2035. A valuation allowance of $544 million (restated for the tax effects of revenue recognition) fully offsets the federal deferred tax assets resulting from the NOL and tax credit carryforwards that expire at various dates through 2034. A valuation allowance of $235 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the three months ended May 5, 2018, the valuation allowance was increased by $13 million to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards.
14. Litigation and Other Contingencies
Litigation

Shareholder Derivative Litigation
In October, 2013, two purported shareholder derivative actions were filed against certain present and former members of the Company’s Board of Directors and executives by the following parties in the U.S. District Court, Eastern District of Texas, Sherman Division: Weitzman (filed October 2, 2013) and Zauderer (filed October 3, 2013). The Company is named as a nominal defendant in both suits. The lawsuits assert claims for breaches of fiduciary duties and unjust enrichment based upon alleged false and misleading statements and/or omissions regarding the Company’s financial condition. The lawsuits seek unspecified compensatory damages, restitution, disgorgement by the defendants of all profits, benefits and other compensation, equitable relief to reform the Company’s corporate governance and internal procedures, reasonable costs and expenses, and other relief as the court may deem just and proper. On October 28, 2013, the Court consolidated the two cases into the Weitzman lawsuit. On January 15, 2014, the Court entered an order staying the derivative suits pending certain events in related class action securities litigation. On January 24, 2018, the Court issued an order reopening the suits.

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

The parties have reached an agreement, subject to court approval, to settle the federal and state court derivative litigation.

On June 8, 2017, the Company’s Board of Directors received a demand from a purported shareholder of the Company, Douglas Carlson, to conduct an investigation regarding potential claims that certain present and former members of the Board of Directors and executives violated federal securities law and/or breached their fiduciary duties to the Company based upon allegations similar to those in the shareholder derivative litigation. The Board of Directors appointed a committee of independent directors (the "Demand Review Committee") to review the demand and make a recommendation to the Board of Directors regarding a response to the demand. In November 2017, the Demand Review Committee completed its review and recommended that the demand be denied, which recommendation was adopted by the Board of Directors.

While no assurance can be given as to the ultimate outcome of these matters, we believe that the final resolution of these actions will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Other Legal Proceedings
The District Attorney’s office for the County of San Joaquin, California, joined by District Attorneys for other counties in California, recently concluded an investigation regarding the handling and disposal at JCP’s California stores and distribution centers of certain materials that may be deemed hazardous or universal waste under California law. On February 21, 2018, the District Attorneys provided a settlement demand to JCP that included a proposed civil penalty, reimbursement of investigation costs, enhancements to JCP’s compliance program and certain injunctive relief. JCP is currently engaged in settlement negotiations. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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
Contingencies
As of May 5, 2018, we have an estimated accrual of $21 million related to potential environmental liabilities that is recorded in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

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
This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. It should be read in conjunction with our consolidated financial statements as of February 3, 2018, and for the year then ended, and related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (2017 Form 10-K). Unless otherwise indicated, all references to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Growth Initiatives

Our revenue growth strategy for 2018 will continue to focus on the following four initiatives:

•	Beauty;

•	Home refresh;

•	Women's apparel business; and

•	Omnichannel.

First, we will have a continued focus in our beauty categories of Sephora, The Salon by InStyle and Fine Jewelry. In 2017, we opened 70 additional Sephora locations, bringing our total number of locations to 642. We plan to add approximately 30 new Sephora locations and intend to continue to roll out and launch new brands in 2018. We are also continuing to rebrand our salons to The Salon by InStyle and plan to modernize and rebrand another 100 salons in 2018. Finally, we intend to continue to enhance our Fine Jewelry offerings to better provide the customer with a total beauty solution. Magnifying the importance of physical stores, we see Sephora, Salon and Fine Jewelry as differentiators to help drive traffic and increase the frequency of visits to our stores.

Second, we will continue to enhance our home refresh initiative. We have established appliance showrooms in over 600 stores and have increased our mattress offering to approximately 500 in-store showrooms. Additionally, we have added televisions to our Home category and continue to develop our home services offering. We see our home refresh initiative as an opportunity for us to increase our revenue per customer.

Third, we will continue to focus on improving our women's apparel offering by strategically adjusting our assortment to better align with customer preferences. Our focus will be in categories that offer the greatest opportunity for growth, particularly special sizes, active wear, dresses, contemporary and casual sportswear. In addition, we are taking steps in women's apparel to simplify the floor, better balance our career and casual offerings and create a stronger value statement with pricing.

Lastly, we remain committed to becoming a world-class omnichannel retailer. We plan to continue to enhance our sales growth in 2018 by continuing to improve site functionality, enhancing ship-from-store capabilities and developing additional enhancements to our improved mobile app.

First Quarter Overview

▪	Total net sales were $2,584 million with a total net sales decrease of 4.3% compared to the first quarter of 2017 and a comparable store sales increase of 0.2%.

▪	Credit income and other was $87 million compared to $83 million in last year's first quarter.

▪
Cost of goods sold, which excludes depreciation and amortization, as a percentage of Total net sales increased to 66.3% compared to 63.9% in the same period last year primarily driven by Internet clearance selling and continued growth in the mix of the Company’s Internet category, markdown and pricing actions taken in the quarter to clear slow-moving seasonal inventory and ongoing growth in major appliances.

▪
Selling, general and administrative (SG&A) expenses as a percentage of Total net sales decreased to 32.0% for the first quarter of 2018 as compared to 34.7% for the same period last year. The improvement was primarily driven by lower controllable costs and marketing spend and a reduction in lease expense associated with the remaining amortization of a gain on the sale of a leasehold interest in 2017.

▪
Our net loss was $78 million, or ($0.25) per share, compared to a net loss of $187 million, or ($0.60) per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$7 million, or ($0.02) per share, of restructuring and management transition charges;

▪	$19 million, or $0.06 per share, for other components of net periodic pension income;

▪	$23 million, or ($0.08) per share, for loss on extinguishment of debt; and

▪	$2 million, or $0.01 per share, for the tax benefit resulting from other comprehensive income allocation related to pension and interest rate swap activity.

▪
Adjusted net loss was $69 million, or ($0.22) per share, compared to adjusted net income of $2 million, or $0.01 per share, in last year's first quarter. See the reconciliation of net income/(loss) and diluted EPS, the most directly comparable generally accepted accounting principles (GAAP) financial measures, to adjusted net income/(loss) and adjusted diluted EPS on page 25.

▪
Adjusted earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (Adjusted EBITDA) (non-GAAP) was $151 million, a $87 million decline from the same period last year. See the reconciliation of net income/(loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA on page 24.

▪
On March 12, 2018, JCP issued $400 million aggregate principal amount of senior secured second priority notes due 2025 with a 8.625% rate (2025 Notes). The net proceeds from the 2025 Notes were used for the tender consideration for JCP's contemporaneous cash tender offers for $125 million aggregate principal amount of its 8.125% Senior Notes Due 2019 (2019 Notes) and $250 million aggregate principal amount of its 5.65% Senior Notes Due 2020 (2020 Notes).

▪	During the first quarter of 2018, we completed the sale-leaseback of our Milwaukee, Wisconsin distribution facility for a net sale price of $30 million and recorded a net gain of $12 million.

Results of Operations

	Three Months Ended
($ in millions, except EPS)	May 5, 2018	April 29, 2017
Total net sales	$2,584	$2,701
Credit income and other	87	83
Total revenues	2,671	2,784
Total net sales increase/(decrease) from prior year	(4.3)%	(3.9)%
Comparable store sales increase/(decrease) (1)	0.2%	(3.5)%

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,712	1,725
Selling, general and administrative	826	938
Depreciation and amortization	141	145
Real estate and other, net	(18)	(118)
Restructuring and management transition	7	100
Total costs and expenses	2,668	2,790
Operating income/(loss)	3	(6)
Other components of net periodic pension cost/(income)	(19)	106
(Gain)/loss on extinguishment of debt	23	—
Net interest expense	78	87
Income/(loss) before income taxes	(79)	(199)
Income tax expense/(benefit)	(1)	(12)
Net income/(loss)	$(78)	$(187)
Adjusted EBITDA (non-GAAP) (2)	$151	$238
Adjusted net income/(loss) (non-GAAP) (2)	$(69)	$2
Diluted EPS	$(0.25)	$(0.60)
Adjusted diluted EPS (non-GAAP) (2)	$(0.22)	$0.01
Ratios as a percent of total net sales:
Cost of goods sold	66.3%	63.9%
SG&A	32.0%	34.7%
Operating income/(loss)	0.1%	(0.2)%

(1)
Comparable store sales are presented on a 52-week basis and include sales from all stores, including sales from services, that have been open for 12 consecutive full fiscal months and Internet sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closure remain in the calculations. Certain items, such as sales return estimates and store liquidation sales, are excluded from the Company’s calculation. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(2)
See “Non-GAAP Financial Measures” for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

Total Net Sales

	Three Months Ended
($ in millions)	May 5, 2018	April 29, 2017
Total net sales	$2,584	$2,701
Sales percent increase/(decrease):
Total net sales	(4.3)%	(3.9)%
Comparable store sales	0.2%	(3.5)%

Total net sales decreased $117 million in the first quarter of 2018 compared to the first quarter of 2017.

The following table provides the components of the net sales increase/(decrease):

Three Months Ended
($ in millions)	May 5, 2018
Comparable store sales increase/(decrease)	$5
Closed stores and other	(122)
Total net sales increase/(decrease)	$(117)
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

For the first three months of 2018, average unit retail and units per transaction increased, while transaction counts decreased as compared to the prior year.

For the first quarter of 2018, our top-performing merchandise divisions were Jewelry, Sephora and Men's, with all experiencing sales gains on a comparable store basis. Geographically, the Gulf Coast and Southeast were the best performing regions of the country.

During the first quarters of 2018 and 2017, private brand merchandise comprised 48% and 44% of total merchandise sales, respectively. During the first quarters of 2018 and 2017, exclusive brand merchandise comprised 7% and 8% of total merchandise sales, respectively.

Store Count
The following table compares the number of stores for the three months ended May 5, 2018 and April 29, 2017:

	Three Months Ended
	May 5, 2018	April 29, 2017
JCPenney department stores
Beginning of period	872	1,013
Closed stores	(1)	—
End of period (1)	871	1,013

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 95 million square feet as of May 5, 2018 and 103 million square feet as of April 29, 2017.
Credit Income and Other
Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolios.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. For the first quarters of 2018 and 2017, we recognized income of $87 million and $83 million, respectively, pursuant to our agreement with Synchrony.

Cost of Good Sold
Cost of goods sold, exclusive of depreciation and amortization, for the three months ended May 5, 2018 was $1,712 million, a decrease of $13 million compared to $1,725 million for the three months ended April 29, 2017. Cost of goods sold as a percentage of Total net sales was 66.3% for the three months ended May 5, 2018 compared to 63.9% for the three months ended April 29, 2017, an increase of 240 basis points. The increase as a rate of sales was primarily driven by increased Internet clearance selling and continued growth in the mix of the Company’s Internet category, markdown and pricing actions taken in the quarter to clear slow-moving seasonal inventory and ongoing growth in major appliances.

SG&A Expenses
For the three months ended May 5, 2018, SG&A expenses were $112 million lower than the corresponding period of 2017. For the first three months of 2018, SG&A expenses as a percent of Total net sales decreased to 32.0% compared to 34.7% in the corresponding period of 2017. The net decrease in SG&A expenses as a percentage of Total net sales for the three month period was primarily driven by lower controllable costs and marketing spend and a reduction in lease expense associated with the remaining amortization of a gain on the sale of a leasehold interest in 2017.
Depreciation and Amortization Expense
Depreciation and amortization expense was $141 million and $145 million for the three months ended May 5, 2018 and April 29, 2017, respectively.
Restructuring and Management Transition
The composition of Restructuring and management transition charges was as follows:

	Three Months Ended
($ in millions)	May 5, 2018	April 29, 2017
Home office and stores	$7	$98
Other	—	2
Total	$7	$100

During the three months ended May 5, 2018 and April 29, 2017, we recorded $7 million and $98 million, respectively, of costs to reduce our store and home office expenses. Costs during the first quarter of 2017 include store closing asset impairments of $77 million, employee termination benefits of $16 million and store related closing costs of $5 million.

Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. In addition, we entered into a joint venture in 2014 in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture). The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net.

The composition of Real estate and other, net was as follows:

	Three Months Ended
($ in millions)	May 5, 2018	April 29, 2017
Investment income from Home Office Land Joint Venture	$—	$(1)
Net gain from sale of operating assets	(17)	(117)
Other	(1)	—
Total expense/(income)	$(18)	$(118)

Investment income from the Home Office Land Joint Venture represents our proportional share of net income from the joint venture.

During the first quarter of 2018, we completed the sale-leaseback of our Milwaukee, Wisconsin distribution facility for a net sale price of $30 million and recognized a net gain of $12 million. During the first quarter of 2017, the net gain from the sale of operating assets includes a $111 million net gain on the sale of our Buena Park, California distribution facility and $6 million in net gains on the sale of excess land.

Operating Income/(Loss)
For the first quarter of 2018, we reported operating income of $3 million compared to an operating loss of $6 million in the first quarter of 2017.

Other Components of Net Periodic Pension Cost/(Income)
Other components of net periodic pension cost/(income) was $(19) million and $106 million for the three months ended May 5, 2018 and April 29, 2017, respectively.

In February 2017, we announced a Voluntary Early Retirement Program (VERP), which was offered to approximately 6,000 eligible associates. In the first quarter of 2017, we recorded a total charge of approximately $120 million related to the VERP. Charges included $112 million related to special retirement benefits for the approximately 2,800 associates who accepted the VERP and $7 million related to curtailment charges for our pension plans as a result of the reduction in the expected years of future service related to these plans.

(Gain)/Loss on Extinguishment of Debt
During the first quarter of 2018, we settled cash tender offers with respect to portions of our outstanding 2019 Notes and 2020 Notes, resulting in a loss on extinguishment of debt of $23 million.

Net Interest Expense
Net interest expense for the first quarters of 2018 and 2017 was $78 million and $87 million, respectively, a year-over-year decrease of $9 million, or 10.3%. The reduction in net interest expense is due to lower debt levels in 2018 compared to 2017.
Income Taxes
The net tax benefit of $1 million for the three months ended May 5, 2018 consisted of state and foreign tax expenses of $2 million and $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, offset by a $2 million benefit relating to other comprehensive income and a net tax benefit of $2 million resulting from state audit settlements.
As of May 5, 2018, we have approximately $2.2 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which largely expire in 2032 through 2034 and $58 million of tax credit carryforwards that expire at various dates through 2035. A valuation allowance of $544 million (restated for the tax effects of revenue recognition) fully offsets the federal deferred tax assets resulting from the NOL and tax credit carryforwards that expire at various dates through 2034. A valuation allowance of $235 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2034. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the first quarter of 2018, the valuation allowance was increased by $13 million to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards.
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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, other components of net periodic pension cost/(income), the (gain)/loss on extinguishment of debt, the proportional share of net income from our Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps. Unlike other operating expenses, restructuring and management transition charges, other components of net periodic pension cost/(income), the (gain)/loss on extinguishment of debt, the proportional share of net income from our Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps are not directly related to our ongoing core business operations, which consist of selling merchandise and services to consumers through our department stores and our website at jcpenney.com. Further, other components of net periodic pension cost/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, other components of net periodic pension cost/(income), the (gain)/loss on extinguishment of debt, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which is a non-GAAP financial measure:

	Three Months Ended
($ in millions)	May 5, 2018	April 29, 2017
Net income/(loss)	$(78)	$(187)
Add: Net interest expense	78	87
Add: (Gain)/loss on extinguishment of debt	23	—
Add: Income tax expense/(benefit)	(1)	(12)
Add: Depreciation and amortization	141	145
Add: Restructuring and management transition charges	7	100
Add: Other components of net periodic pension cost/(income)	(19)	106
Less: Proportional share of net income from joint venture	—	(1)
Adjusted EBITDA (non-GAAP)	$151	$238

Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended
($ in millions, except per share data)	May 5, 2018	April 29, 2017
Net income/(loss)	$(78)	$(187)
Diluted EPS	$(0.25)	$(0.60)
Add: Restructuring and management transition charges (1)	7	100
Add: Other components of net periodic pension cost/(income) (1)	(19)	106
Add: (Gain)/loss on extinguishment of debt (1)	23	—
Less: Proportional share of net income from joint venture (1)	—	(1)
Less: Tax impact resulting from other comprehensive income allocation (2)	(2)	(16)
Adjusted net income/(loss) (non-GAAP)	$(69)	$2
Adjusted diluted EPS (non-GAAP)	$(0.22)	$0.01

(1)	Adjustments reflect no tax effect due to the impact of the Company's tax valuation allowance.

(2)	Represents the net tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the first quarter of 2018 with $181 million of cash and cash equivalents. As of the end of the first quarter of 2018, based on our borrowing base, our current borrowings and amounts reserved for outstanding letters of credit, we had $1,864 million available for future borrowings under our revolving credit facility, providing total available liquidity of $2,045 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Three Months Ended
($ in millions)	May 5, 2018	April 29, 2017
Cash and cash equivalents	$181	$363
Merchandise inventory	2,948	2,991
Property and equipment, net	4,200	4,437
Total debt and other financing obligations (1)	4,401	4,602
Stockholders’ equity	1,315	1,204
Total capital	5,716	5,806
Maximum capacity under our Revolving Credit Facility	2,350	2,350
Cash flow from operating activities	(354)	(346)
Free cash flow (non-GAAP) (2)	(421)	(293)
Capital expenditures (3)	106	83
Ratios:
Total debt-to-total capital (4)	77%	79%
Cash-to-total debt (5)	4%	8%

(1)
Includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, financing obligation, note payable and any borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the first quarters of 2018 and 2017, we had accrued capital expenditures of $42 million and $38 million, respectively.

(4)	Total debt and other financing obligations divided by total capital.

(5)	Cash and cash equivalents divided by total debt and other financing obligations.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Three Months Ended
($ in millions)	May 5, 2018	April 29, 2017
Net cash provided by/(used in) operating activities (GAAP)	$(354)	$(346)
Add:
Proceeds from sale of operating assets	39	136
Less:
Capital expenditures (1)	(106)	(83)
Free cash flow (non-GAAP)	$(421)	$(293)

Net cash provided by/(used in) investing activities (2)	$(67)	$61
Net cash provided by/(used in) financing activities	$144	$(239)

(1)	As of the end of the first quarters of 2018 and 2017, we had accrued capital expenditures of $42 million and $38 million, respectively.

(2)	Net cash provided by investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flows from operating activities for the three months ended May 5, 2018 declined $8 million to an outflow of $354 million compared to an outflow of $346 million for the same period in 2017. Our net loss of $78 million for the three months ended May 5, 2018 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, the gain on the sale of assets, restructuring and management transition, (gain)/loss on extinguishment of debt, benefit plans, stock-based compensation and deferred taxes.
Cash flows from operating activities for the first three months of 2018 and 2017 also included construction allowances from landlords of $3 million and $8 million, respectively, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory decreased $43 million to $2,948 million, or 1.4%, as of the end of the first quarter of 2018 compared to $2,991 million as of the end of the first quarter last year and increased $145 million from year-end 2017. Based on the identical stores open at May 5, 2018 and April 29, 2017, inventory had increased by 2.6% primarily due to floor samples associated with additional appliance and mattress showrooms and the expansion of extended sizes in certain women's assortments. Merchandise accounts payable increased $40 million as of the end of the first quarter of 2018 compared to the corresponding prior year period and decreased $40 million from year end.
Investing Activities
Investing activities for the three months ended May 5, 2018 resulted in cash outflows of $67 million compared to inflows of $61 million for the same three month period of 2017.
Cash capital expenditures were $106 million for the three months ended May 5, 2018 and were $83 million for the three months ended April 29, 2017. In addition, as of the end of the first quarters of 2018 and 2017, we had $42 million and $38 million, respectively, of accrued capital expenditures. Through the first three months of 2018, capital expenditures related primarily to investments in our store environment and store facility improvements, including investments in 13 new Sephora inside JCPenney stores and investments in information technology in both our home office and stores. We received construction allowances from landlords of $3 million in the first three months of 2018 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are classified as operating activities and have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.

For the three months ended April 29, 2017, capital expenditures related primarily to investments in our store environment and store facility improvements, including investments in 32 Sephora inside JCPenney stores opening in May 2017, and investments in information technology in both our home office and stores. We received construction allowances from landlords of $8 million in the first three months of 2017.
Full year 2018 capital expenditures are expected to be approximately $375 million net of construction allowances from landlords. Capital expenditures for the remainder of 2018 include accrued expenditures of $42 million at the end of the first quarter.
Financing Activities
Financing activities for the three months ended May 5, 2018 resulted in an inflow of $144 million compared to an outflow of $239 million for the same period last year. During the first quarter of 2018, we issued $400 million aggregate principal amount of the 2025 Notes and incurred $7 million in related issuance costs, paid $395 million to settle cash tender offers with respect to portions of our outstanding 2019 Notes and 2020 Notes and had credit facility borrowings of $351 million. Additionally, we paid $190 million to retire outstanding debt at maturity and we paid $11 million in required principal payments on outstanding debt and $2 million in required payments on our capital leases, financing obligation and note payable.

Free Cash Flow
Free cash flow for the three months ended May 5, 2018 decreased $128 million to an outflow of $421 million compared to an outflow of $293 million in the same period last year. The year-over-year decrease was primarily due to the net gain on the Buena Park, California distribution facility sale in 2017.
Cash Flow Outlook
For the remainder of 2018, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically. We believe that our current financial position will provide us the financial flexibility to support our growth initiatives.

Credit Ratings

Our credit ratings and outlook as of May 25, 2018 from various credit rating agencies were as follows:

	Corporate	Outlook
Fitch Ratings	B+	Stable
Moody’s Investors Service, Inc.	B1	Stable
Standard & Poor’s Ratings Services	B	Negative
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
Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2017 Form 10-K.
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
Except for the changes in revenue recognition and pension accounting as discussed in Note 2 to the Unaudited Interim Consolidated Financial Statements, there were no changes to our critical accounting policies during the three months ended May 5, 2018. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 3 to the Unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the three months ended May 5, 2018 are not necessarily indicative of the results for future quarters or the entire year.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at May 5, 2018 are similar to those disclosed in the 2017 Form 10-K.

Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the first quarter ended May 5, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
The matters under the caption "Litigation" in Note 14 of the Notes to Unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors
The risk factors listed below update and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

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
As we position the Company for long-term growth, it may take longer than expected to achieve our objectives, and actual results may be materially less than planned. Our ability to improve our operating results depends upon a significant number of factors, some of which are beyond our control, including:

•	customer response to our marketing and merchandise strategies;

•	our ability to achieve profitable sales and to make adjustments in response to changing conditions;

•	our ability to respond to competitive pressures in our industry;

•	our ability to effectively manage inventory;

•	the success of our omnichannel strategy;

•	our ability to gather accurate and relevant data and effectively utilize that data in our strategic planning and decision making;

•	our ability to benefit from investments in our stores;

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

Our results depend on the contributions of our employees, including our senior management team and other key employees. This depends to a great extent on our ability to retain, attract and motivate talented employees throughout the organization, many of whom, particularly in the stores, are in entry level or part-time positions, which have historically had high rates of turnover. We currently operate with significantly fewer individuals than we have in the past who have assumed additional duties and responsibilities, which could have an adverse impact on our operating performance and efficiency. Negative media reports regarding the Company or the retail industry in general, as well as uncertainty due to store closings, could also have an adverse impact on our ability to attract, retain and motivate our employees. If we are unable to retain, attract and motivate talented employees with the appropriate skill sets, we may not achieve our objectives and our results of operations could be adversely impacted. Our ability to meet our changing labor needs while controlling our costs is also subject to external factors such as unemployment levels, competing wages, potential union organizing efforts and government regulation. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract employees. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role in our senior management could have a material adverse effect on our business.

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

Our senior secured real estate term loan credit facility and senior secured notes are secured by certain of our real property and, together with our senior secured second priority notes, substantially all of our personal property, and such property may be subject to foreclosure or other remedies in the event of our default. In addition, the real estate term loan credit facility and the indentures governing the senior secured notes and senior secured second priority notes contain provisions that could restrict our operations and our ability to obtain additional financing.

We are (i) party to a $1.688 billion senior secured term loan credit facility and (ii) the issuer of $500 million aggregate principal amount of senior secured notes. We have also issued $400 million aggregate principal amount of senior secured second priority notes. The senior secured term loan credit facility and the senior secured notes are secured by mortgages on certain real property of the Company and, together with the senior secured second priority notes, liens on substantially all personal property of the Company, subject to certain exclusions set forth in the security documents relating to the term loan credit facility, the senior secured notes and the senior secured second priority notes. The real property subject to mortgages under the term loan credit facility and the indenture governing the senior secured notes includes our distribution centers and certain of our stores.

The credit and guaranty agreement governing the term loan credit facility and the indentures governing the senior secured notes and the senior secured second-priority notes contain operating restrictions which may impact our future alternatives by limiting, without lender consent, our ability to borrow additional funds, execute certain equity financings or enter into dispositions or other liquidity enhancing or strategic transactions regarding certain of our assets, including our real property. Our ability to obtain additional or other financing or to dispose of certain assets could also be negatively impacted because a substantial portion of our assets have been restricted or pledged as collateral for repayment of our indebtedness under the term loan credit facility, the senior secured notes and the senior secured second-priority notes.

If an event of default occurs and is continuing, our outstanding obligations under the term loan credit facility, the senior secured notes and the senior secured second-priority notes could be declared immediately due and payable or the lenders could foreclose on or exercise other remedies with respect to the assets securing the term loan credit facility, the senior secured notes and the senior secured second-priority notes, including, with respect to the term loan credit facility and senior secured notes, our distribution centers and certain of our stores. If an event of default occurs, there is no assurance that we would have the cash resources available to repay such accelerated obligations or refinance such indebtedness on commercially reasonable terms, or at all. The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

As of May 5, 2018, we have $4.402 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged. In addition, any future limitations on tax deductions for interest paid on outstanding indebtedness as a result of the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”) could have a material adverse effect on our results of operations and liquidity.

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

Our ability to obtain any additional financing or any refinancing of our debt, if needed at any time, depends upon many factors, including our existing level of indebtedness and restrictions in our debt facilities, historical business performance, financial projections, the value and sufficiency of collateral, prospects and creditworthiness and external economic conditions and general liquidity in the credit and capital markets. Any additional debt, equity or equity-linked financing may require modification of our existing debt agreements, which there is no assurance would be obtainable. Any additional financing or refinancing could also be extended only at higher costs and require us to satisfy more restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.

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

Synchrony Financial (“Synchrony”) owns and services our private label credit card and co-branded MasterCard® programs. Our agreement with Synchrony provides for certain payments to be made by Synchrony to the Company, including a share of income from the performance of the credit card portfolios. The income and cash flow that the Company receives from Synchrony is dependent upon a number of factors including the level of sales on private label and co-branded accounts, the percentage of sales on private label and co-branded accounts relative to the Company’s total sales, the level of balances carried on the accounts, payment rates on the accounts, finance charge rates and other fees on the accounts, the level of credit losses for the accounts, Synchrony’s ability to extend credit to our customers as well as the cost of customer rewards programs. All of these factors can vary based on changes in federal and state credit card, banking and consumer protection laws, which could also materially limit the availability of credit to consumers or increase the cost of credit to our cardholders. The factors affecting the income and cash flow that the Company receives from Synchrony can also vary based on a variety of economic, legal, social and other factors that we cannot control. If the income or cash flow that the Company receives from our consumer credit card program agreement with Synchrony decreases, our operating results and cash flows could be adversely affected.

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

The Company has a federal net operating loss (NOL) of $2.2 billion as of May 5, 2018. Nearly all of these NOL carryforwards (expiring in 2032 through 2034) arose prior to December 31, 2017 and are available to offset future taxable income in full. NOLs recognized after December 31, 2017 are not subject to expiration but are only available to offset up to 80% of the Company’s future taxable income.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 2.30% at May 5, 2018. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through May 5, 2018, the Company has not had a Section 382 ownership change through May 5, 2018.

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

Item 6. Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 20, 2016	8-K	001-15274	3.1	7/21/2016
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
4.1	Indenture (including the form of Note), dated as of March 12, 2018, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association	8-K	001-15274	4.1	3/14/2018
10.1	Pledge and Security Agreement, dated as of March 12, 2018, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as collateral agent	8-K	001-15274	10.1	3/14/2018
10.2	Representative Joinder Agreement No. 1, dated as of March 12, 2018, to the Intercreditor and Collateral Cooperation Agreement, dated as of June 23, 2016, among Wells Fargo Bank, National Association, as representative for the ABL secured parties, Wilmington Trust, National Association, as representative for the term loan/notes secured parties, J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and the subsidiary guarantors party thereto	8-K	001-15274	10.2	3/14/2018
10.3	Junior Priority Intercreditor Agreement, dated as of March 12, 2018, between Wilmington Trust, National Association, as representative for the first lien secured parties, and Wilmington Trust, National Association, as representative for the junior lien secured parties	8-K	001-15274	10.3	3/14/2018
10.4	Amendment No. 3 to Credit Agreement, dated as of March 8, 2018, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, revolving agent and collateral agent, and the lenders party thereto	8-K	001-15274	10.4	3/14/2018
10.5	Form of Performance Cash Grant Agreement under the J. C. Penney Corporation, Inc. Management Incentive Compensation Program					†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	†
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	†
101.INS	XBRL Instance Document	†
101.SCH	XBRL Taxonomy Extension Schema Document	†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/Andrew S. Drexler
Andrew S. Drexler Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: May 30, 2018