Form 10-Q
period 2018-08-04
J C PENNEY CO INC
filed 2018-09-05
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 314,895,764 shares of Common Stock of 50 cents par value, as of August 31, 2018.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended August 4, 2018

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
		As Adjusted		As Adjusted
Total net sales	$2,762	$2,985	$5,346	$5,686
Credit income and other	67	83	154	166
Total revenues	2,829	3,068	5,500	5,852

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,831	1,932	3,543	3,657
Selling, general and administrative (SG&A)	880	935	1,706	1,873
Depreciation and amortization	140	144	281	289
Real estate and other, net	12	(19)	(6)	(137)
Restructuring and management transition	2	23	9	123
Total costs and expenses	2,865	3,015	5,533	5,805
Operating income/(loss)	(36)	53	(33)	47
Other components of net periodic pension cost/(income)	(19)	(14)	(38)	92
(Gain)/loss on extinguishment of debt	—	35	23	35
Net interest expense	79	79	157	166
Income/(loss) before income taxes	(96)	(47)	(175)	(246)
Income tax expense/(benefit)	5	1	4	(11)
Net income/(loss)	$(101)	$(48)	$(179)	$(235)
Earnings/(loss) per share:
Basic	$(0.32)	$(0.15)	$(0.57)	$(0.76)
Diluted	$(0.32)	$(0.15)	$(0.57)	$(0.76)
Weighted average shares – basic	315.7	310.8	314.8	310.2
Weighted average shares – diluted	315.7	310.8	314.8	310.2
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
		As Adjusted		As Adjusted
Net income/(loss)	$(101)	$(48)	$(179)	$(235)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Net actuarial gain/(loss) arising during the period (1)	—	—	—	5
Reclassification for amortization of prior service (credit)/cost (2)	1	1	2	2
Net curtailment gain (3)	—	—	—	20
Cash flow hedges
Gain/(loss) on interest rate swaps (4)	—	(3)	5	(6)
Reclassification for periodic settlements (5)	—	2	—	4
Foreign currency translation
Unrealized (gain)/loss	—	2	—	2
Total other comprehensive income/(loss), net of tax	1	2	7	27
Total comprehensive income/(loss), net of tax	$(100)	$(46)	$(172)	$(208)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

(1)	Net of $(4) million in tax in the six months ended July 29, 2017.

(2)
Net of $(1) million and $(2) million in tax in each of the three and six months ended August 4, 2018 and July 29, 2017, respectively. Pre-tax amounts of $2 million and $4 million in the three and six months ended August 4, 2018 and July 29, 2017, respectively, were recognized in Other components of net periodic pension cost/(income) in the Consolidated Statements of Operations.

(3)
Net of $(11) million in tax in the six months ended July 29, 2017. Pre-tax prior service cost of $5 million related to the curtailment is included in Other components of net periodic pension cost/(income) in the Consolidated Statements of Operations in the six months ended July 29, 2017.

(4)	Net of $(1) million of tax in the six months ended August 4, 2018 and net of $2 million and $3 million of tax in the three and six months ended July 29, 2017, respectively.

(5)
Net of $(1) million and $(2) million of tax in the three and six months ended July 29, 2017, respectively, and $3 million and $6 million in pre-tax amounts for the three and six months ended July 29, 2017, respectively, were recognized in Net interest expense in the Consolidated Statements of Operations.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	August 4, 2018	July 29, 2017	February 3, 2018
(In millions, except per share data)	(Unaudited)	(Unaudited)
		As Adjusted
Assets
Current assets:
Cash in banks and in transit	$171	$186	$116
Cash short-term investments	11	128	342
Cash and cash equivalents	182	314	458
Merchandise inventory	2,824	2,820	2,803
Prepaid expenses and other	221	223	190
Total current assets	3,227	3,357	3,451
Property and equipment (net of accumulated depreciation of $3,293, $3,610 and $3,500)	4,058	4,390	4,281
Prepaid pension	87	—	61
Other assets	686	622	661
Total Assets	$8,058	$8,369	$8,454
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$910	$950	$973
Other accounts payable and accrued expenses	1,025	1,121	1,156
Current portion of capital leases, financing obligation and note payable	7	9	8
Current maturities of long-term debt	42	232	232
Total current liabilities	1,984	2,312	2,369
Long-term capital leases, financing obligation and note payable	208	216	212
Long-term debt	3,960	3,836	3,780
Deferred taxes	144	202	143
Other liabilities	546	635	567
Total Liabilities	6,842	7,201	7,071
Stockholders’ Equity
Common stock(1)	157	155	156
Additional paid-in capital	4,709	4,694	4,705
Reinvested earnings/(accumulated deficit)	(3,297)	(3,235)	(3,118)
Accumulated other comprehensive income/(loss)	(353)	(446)	(360)
Total Stockholders’ Equity	1,216	1,168	1,383
Total Liabilities and Stockholders’ Equity	$8,058	$8,369	$8,454

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 314.8 million, 310.3 million and 312.0 million as of August 4, 2018, July 29, 2017 and February 3, 2018, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
($ in millions)	August 4, 2018	July 29, 2017
		As Adjusted
Cash flows from operating activities
Net income/(loss)	$(179)	$(235)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	(3)	73
Asset impairments and other charges	52	3
Net gain on sale of operating assets	(57)	(118)
(Gain)/loss on extinguishment of debt	23	35
Depreciation and amortization	281	289
Benefit plans	(37)	96
Stock-based compensation	6	16
Deferred taxes	(1)	(19)
Change in cash from:
Inventory	(21)	76
Prepaid expenses and other	(21)	(64)
Merchandise accounts payable	(63)	(27)
Income taxes	—	3
Accrued expenses and other	(115)	(72)
Net cash provided by/(used in) operating activities	(135)	56
Cash flows from investing activities
Capital expenditures	(221)	(192)
Net proceeds from sale of operating assets	121	146
Joint venture return of investment	—	9
Net cash provided by/(used in) investing activities	(100)	(37)
Cash flows from financing activities
Proceeds from issuance of long-term debt	400	—
Proceeds from borrowings under the credit facility	2,258	272
Payments of borrowings under the credit facility	(2,081)	(272)
Premium on early retirement of debt	(20)	(30)
Payments of capital leases, financing obligation and note payable	(4)	(12)
Payments of long-term debt	(586)	(541)
Financing costs	(7)	(9)
Proceeds from stock issued under stock plans	2	3
Tax withholding payments for vested restricted stock	(3)	(3)
Net cash provided by/(used in) financing activities	(41)	(592)
Net increase/(decrease) in cash and cash equivalents	(276)	(573)
Cash and cash equivalents at beginning of period	458	887
Cash and cash equivalents at end of period	$182	$314

Supplemental cash flow information
Income taxes received/(paid), net	$(5)	$(5)
Interest received/(paid), net	(145)	(163)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	(20)	6

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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended August 4, 2018” and “second quarter of 2018” refers to the 13-week period ended August 4, 2018, and “three months ended July 29, 2017” and “second quarter of 2017” refers to the 13-week period ended July 29, 2017. "Six months ended August 4, 2018" and "six months ended July 29, 2017" refer to the 26-week periods ended August 4, 2018 and July 29, 2017, respectively. Fiscal year 2018 contains 52 weeks, and fiscal year 2017 contains 53 weeks.
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
These changes have been reported through retrospective application of the new policies to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:
Consolidated Statements of Operations

	Three Months Ended			Six Months Ended
	July 29, 2017			July 29, 2017
($ in millions, except per share data)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Total net sales	$2,962	$2,985	$23	$5,668	$5,686	$18
Credit income and other	—	83	83	—	166	166
Cost of goods sold (exclusive of depreciation and amortization)	1,923	1,932	9	3,646	3,657	11
Selling, general and administrative (SG&A)	842	935	93	1,685	1,873	188
Pension	(4)	—	4	(6)	—	6
Restructuring and management transition	23	23	—	243	123	(120)
Operating income/(loss)	53	53	—	(52)	47	99
Other components of net periodic pension cost/(income)	—	(14)	(14)	—	92	92
Income/(loss) before income taxes	(61)	(47)	14	(253)	(246)	7
Net income/(loss)	$(62)	$(48)	$14	$(242)	$(235)	$7
Basic earnings/(loss) per common share	$(0.20)	$(0.15)	$0.05	$(0.78)	$(0.76)	$0.02
Diluted earnings/(loss) per common share	$(0.20)	$(0.15)	$0.05	$(0.78)	$(0.76)	$0.02
Consolidated Statements of Comprehensive Income/(Loss)

	Three Months Ended			Six Months Ended
	July 29, 2017			July 29, 2017
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Net income/(loss)	$(62)	$(48)	$14	$(242)	$(235)	$7

Consolidated Balance Sheets

	July 29, 2017			February 3, 2018
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Merchandise inventory	$2,777	$2,820	$43	$2,762	$2,803	$41
Other accounts payable and accrued expenses	1,091	1,121	30	1,119	1,156	37
Reinvested earnings/(accumulated deficit)	(3,248)	(3,235)	13	(3,122)	(3,118)	4
Consolidated Statements of Cash Flows

	Six Months Ended
	July 29, 2017
($ in millions)	Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income/(loss)	$(242)	$(235)	$7
Inventory	77	76	(1)
Accrued expenses and other	(66)	(72)	(6)

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
In February 2016, the FASB issued ASC Topic 842, Leases (Topic 842), a replacement of Leases (Topic 840) and updated by various targeted improvements, which will require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. While many aspects of lessor accounting would remain the same, the new standard would make some changes, such as eliminating today’s real estate-specific guidance. As a globally converged standard, lessees and lessors would be required to classify most leases using a principle generally consistent with that of International Accounting Standards. The standard also would change what would be considered the initial direct costs of a lease. The standard would be effective for annual periods beginning after December 15, 2018 and interim periods within that year and must be adopted by a modified retrospective method, with elective reliefs, which requires application of the new guidance for all periods presented, or by an optional transition method, which would allow the application of current legacy guidance, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company plans to use the optional transition method when adopting the new standard.

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

4. Revenue

Our contracts with customers primarily consist of sales of merchandise and services at the point of sale, sales of gift cards to a customer for a future purchase, customer loyalty rewards that provide discount rewards to customers based on purchase activity, and certain licensing and profit sharing arrangements involving the use of our intellectual property by others.

Revenue includes Total net sales and Credit income and other. Net sales are categorized by merchandise and service sale groupings as we believe it best depicts the nature, amount, timing and uncertainty of revenue and cash flow.

The following table provides the components of Net sales for the three and six months ended August 4, 2018 and July 29, 2017:

	Three Months Ended				Six Months Ended
($ in millions)	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
			As Adjusted				As Adjusted
Women’s apparel	$694	25%	$748	25%	$1,308	25%	$1,426	25%
Men’s apparel and accessories	563	20%	618	21%	1,063	20%	1,147	20%
Home	361	13%	415	14%	716	13%	790	14%
Women’s accessories, including Sephora	345	13%	365	12%	700	13%	722	13%
Children’s, including toys	241	9%	246	8%	448	8%	473	8%
Footwear and handbags	227	8%	251	8%	440	8%	483	8%
Jewelry	151	5%	149	5%	312	6%	308	6%
Services and other	180	7%	193	7%	359	7%	337	6%
Total net sales	$2,762	100%	$2,985	100%	$5,346	100%	$5,686	100%
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

The liabilities related to our gift cards and our customer loyalty program are included in Other accounts payable and accrued expenses in the unaudited Interim Consolidated Balance Sheets and constitute our contract liability. The balance of these liabilities were as follows:

(in millions)	August 4, 2018	July 29, 2017	February 3, 2018
Gift cards	$116	$118	$144
Loyalty rewards	62	76	73
Total contract liability	$178	$194	$217

Contract liability includes consideration received for gift card and loyalty related performance obligations which have not been satisfied as of a given date.

A rollforward of the amounts included in contract liability for the first six months of 2018 and 2017 are as follows:

(in millions)	2018	2017
Beginning balance	$217	$228
Current period gift cards sold and loyalty reward points earned	148	209
Net sales from amounts included in contract liability opening balances	(59)	(68)
Net sales from current period usage	(128)	(175)
Ending balance	$178	$194

Licensing Agreements
Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony.  Under our agreement with Synchrony, we receive periodic cash payments from Synchrony based upon the consumer's usage of co-branded card and the performance of the credit card portfolio. We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. Revenue related to this agreement is recognized over the time we have fulfilled our deliverables and is reflected in Credit income and other.

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

5. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Earnings/(loss)
Net income/(loss)	$(101)	$(48)	$(179)	$(235)
Shares
Weighted average common shares outstanding (basic shares)	315.7	310.8	314.8	310.2
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—	—
Weighted average shares assuming dilution (diluted shares)	315.7	310.8	314.8	310.2
EPS
Basic	$(0.32)	$(0.15)	$(0.57)	$(0.76)
Diluted	$(0.32)	$(0.15)	$(0.57)	$(0.76)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Stock options, restricted stock awards and warrant	25.6	33.5	27.2	33.3
6. Long-Term Debt

($ in millions)	August 4, 2018	July 29, 2017	February 3, 2018
Issue:
5.75% Senior Notes Due 2018 (1)	$—	$190	$190
8.125% Senior Notes Due 2019 (1)	50	175	175
5.65% Senior Notes Due 2020 (1)	110	400	360
2017 Credit Facility (Matures in 2022)	177	—	—
2016 Term Loan Facility (Matures in 2023)	1,604	1,646	1,625
5.875% Senior Secured Notes Due 2023 (1)	500	500	500
7.125% Debentures Due 2023	10	10	10
8.625% Senior Secured Second Priority Notes Due 2025 (1)	400	—	—
6.9% Notes Due 2026	2	2	2
6.375% Senior Notes Due 2036 (1)	388	388	388
7.4% Debentures Due 2037	313	313	313
7.625% Notes Due 2097	500	500	500
Total debt	4,054	4,124	4,063
Unamortized debt issuance costs	(52)	(56)	(51)
Less: current maturities	(42)	(232)	(232)
Total long-term debt	$3,960	$3,836	$3,780

(1)	These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%.
On March 12, 2018, JCP issued $400 million aggregate principal amount of senior secured second priority notes with a 8.625% interest rate (the "Notes"). The Notes are due in 2025 and are guaranteed, jointly and severally, by the Company and certain domestic subsidiaries of JCP that guarantee the Company's senior secured term loan facility and existing senior secured notes. The net proceeds from the Notes were used for the tender consideration for JCP's contemporaneous cash tender offers for $125 million aggregate principal amount of its 8.125% Senior Notes Due 2019 and $250 million aggregate principal amount of its 5.65% Senior Notes Due 2020 (collectively, the Securities). In doing so, we recognized a loss on extinguishment of debt of $23 million which includes the premium paid over the face value of the accepted Securities of $20 million, reacquisition costs of $1 million and the write off of unamortized debt issuance costs of $2 million.
As of August 4, 2018, outstanding borrowings under our $2.35 billion senior secured asset-based revolving credit facility (2017 Credit Facility) were $177 million. All borrowings under the 2017 Credit Facility accrue interest at a rate equal to, at the Company’s option, a base rate or an adjusted LIBOR rate plus a spread.

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
Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	August 4, 2018	July 29, 2017	February 3, 2018	Balance Sheet Location	August 4, 2018	July 29, 2017	February 3, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other	$1	$—	$—	Other accounts payable and accrued expenses	$—	$2	$1
Interest rate swaps	Other assets	16	—	9	Other liabilities	—	13	—
Total derivatives designated as hedging instruments		$17	$—	$9		$—	$15	$1
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
The components of Restructuring and management transition include:

•	Home office and stores — charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition — charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other — charges related primarily to contract termination costs and costs related to the closure of certain supply chain locations.
The composition of Restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended		Cumulative Amount From Program Inception Through August 4, 2018
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Home office and stores	2	23	$9	$121	$482
Other	—	—	—	2	185
Total	$2	$23	$9	$123	$667

Activity for the Restructuring and management transition liability for the six months ended August 4, 2018 was as follows:

($ in millions)	Home Office and Stores	Other	Total
February 3, 2018	$34	$7	$41
Charges	12	—	12
Cash payments	(25)	(1)	(26)
August 4, 2018	$21	$6	$27

9. Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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
Cash Flow Hedges Measured on a Recurring Basis
As of August 4, 2018, July 29, 2017 and February 3, 2018, the $16 million, $(13) million and $9 million fair value of our cash flow hedges, respectively, are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.
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

In connection with the Company's decision to sell its three airplanes, long-lived assets held and used with a carrying value of $72 million were written down to their fair value of $20 million, resulting in asset impairment charges of $52 million in the three months ended August 4, 2018. The fair value was determined based on dealer quotes using a market approach and the significant inputs related to valuing the airplanes are classified as Level 2 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	August 4, 2018		July 29, 2017		February 3, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and note payable	$4,054	$3,385	$4,124	$3,817	$4,063	$3,607
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of August 4, 2018, July 29, 2017 and February 3, 2018, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.

10. Stockholders’ Equity
The following table shows the change in the components of stockholders’ equity for the six months ended August 4, 2018:

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
February 3, 2018	312.0	$156	$4,705	$(3,118)	$(360)	$1,383
Net income/(loss)	—	—	—	(179)	—	(179)
Other comprehensive income/(loss)	—	—	—	—	7	7
Stock-based compensation and other	2.8	1	4	—	—	5
August 4, 2018	314.8	$157	$4,709	$(3,297)	$(353)	$1,216

Accumulated Other Comprehensive Income/(Loss)

The following table shows the changes in accumulated other comprehensive income/(loss) balances for the six months ended August 4, 2018:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 3, 2018	$(330)	$(26)	$(4)	$(360)
Other comprehensive income/(loss) before reclassifications	—	—	5	5
Amounts reclassified from accumulated other comprehensive income	—	2	—	2
August 4, 2018	$(330)	$(24)	$1	$(353)

11. Retirement Benefit Plans
The components of net periodic pension expense/(income) for our non-contributory qualified defined benefit pension plan and supplemental pension plans were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Service cost	$10	$10	$19	$21

Other components of net periodic pension cost/(income):
Interest cost	35	37	70	76
Expected return on plan assets	(56)	(53)	(112)	(107)
Amortization of prior service cost/(credit)	2	2	4	4
Settlement expense	—	—	—	—
Curtailment (gain)/loss recognized	—	—	—	7
Special termination benefit recognized	—	—	—	112
	(19)	(14)	(38)	92
Net periodic pension expense/(income)	$(9)	$(4)	$(19)	$113

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

The composition of Real estate and other, net was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Investment income from Home Office Land Joint Venture	$(1)	$(19)	$(1)	$(20)
Net gain from sale of operating assets	(40)	(1)	(57)	(118)
Impairments	52	—	52	—
Other	1	1	—	1
Total expense/(income)	$12	$(19)	$(6)	$(137)

Investment Income from Joint Ventures
During the three and six months ended August 4, 2018, the Company had income of $1 million related to its proportional share of the net income in the Home Office Land Joint Venture and received an aggregate cash distribution of $1 million. During the three and six months ended July 29, 2017, the Company had income of $19 million and $20 million, respectively, related to its proportional share of the net income in the Home Office Land Joint Venture and received aggregate cash distributions of $20 million and $28 million, respectively.

Net Gain from Sale of Operating Assets
During the first quarter of 2018, we completed the sale-leaseback of our Milwaukee, Wisconsin distribution facility for a net sale price of $30 million and recognized a net gain of $12 million. During the second quarter of 2018, we completed the sale of our Manchester, Connecticut distribution facility for a net sale price of $68 million and recognized a net gain of $38 million. During the first quarter of 2017, we completed the sale of our Buena Park, California distribution facility for a net sale price of $131 million and recorded a net gain of $111 million.

Impairments
During the second quarter of 2018, we recorded an impairment charge of $52 million related to the expected sale of three airplanes. Two of the airplanes were sold during the second quarter of 2018 at their fair value of $12 million. Subsequent to the second quarter of 2018, the third airplane was sold at its fair value of $8 million.

13. Income Taxes
The net tax expense of $5 million for the three months ended August 4, 2018 consisted of state and foreign tax expenses of $3 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, net tax expense of $1 million resulting from state audit settlements and $1 million of net tax expense resulting from enacted state law changes, offset by a $1 million benefit relating to other comprehensive income.
The net tax expense of $4 million for the six months ended August 4, 2018 consisted of state and foreign tax expenses of $5 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and $1 million of net tax expense resulting from enacted state law changes, offset by a $3 million benefit relating to other comprehensive income and a net tax benefit of $1 million resulting from state audit settlements.
As of August 4, 2018, we have approximately $2.3 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which largely expire in 2032 through 2034 and $58 million of tax credit carryforwards that expire at various dates through 2035. A valuation allowance of $560 million (restated for the tax effects of revenue recognition) fully offsets the federal deferred tax assets resulting from the NOL and tax credit carryforwards that expire at various dates through 2034. A valuation allowance of $240 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2036. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the three and six months ended August 4, 2018, the valuation allowance was increased by $21 million and $34 million, respectively, to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards.
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
Contingencies
As of August 4, 2018, we have an estimated accrual of $20 million related to potential environmental liabilities that is recorded in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

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

Our revenue growth strategy for 2018 focuses on the following four initiatives:

•	Beauty;

•	Home refresh;

•	Women's apparel business; and

•	Omnichannel.

First, we will continue to focus on our beauty categories of Sephora, The Salon by InStyle and Fine Jewelry. In 2017, we opened 70 additional Sephora locations, bringing our total number of locations to 642. We plan to add approximately 30 new Sephora locations and intend to continue to roll out and launch new brands in 2018. We are also continuing to rebrand our salons to The Salon by InStyle and plan to modernize and rebrand another 100 salons in 2018. Finally, we intend to continue to enhance our Fine Jewelry offerings to better provide the customer with a total beauty solution. Magnifying the importance of physical stores, we see Sephora, Salon and Fine Jewelry as differentiators to help drive traffic and increase the frequency of visits to our stores.

Second, we will continue to enhance our home refresh initiative and continue to develop our home services offering. We have established appliance showrooms in over 600 stores and have increased our mattress offering to approximately 500 in-store showrooms. We see our home refresh initiative as an opportunity for us to increase our revenue per customer.

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

Lastly, we remain committed to becoming a world-class omnichannel retailer. We plan to continue to enhance our site functionality and ship-from-store capabilities and develop additional enhancements to our improved mobile app.

Second Quarter Overview

▪	Total net sales were $2,762 million with a total net sales decrease of 7.5% compared to the second quarter of 2017 and a comparable store sales increase of 0.3%.

▪	Credit income and other was $67 million compared to $83 million in last year's second quarter.

▪
Cost of goods sold, which excludes depreciation and amortization, as a percentage of Total net sales increased to 66.3% compared to 64.7% in the same period last year. The increase as a rate of sales was primarily driven by markdown and pricing actions taken in the quarter to clear slow-moving seasonal inventory due to lower than planned sales.

▪
Selling, general and administrative (SG&A) expenses as a percentage of Total net sales increased to 31.9% for the second quarter of 2018 as compared to 31.3% for the same period last year. The net increase in SG&A expenses as a percentage of Total net sales for the quarter was primarily driven by the decrease in net sales and by higher controllable costs and marketing spend relative to our sales volume, offset by a reduction in lease expense associated with the amortization of gains on the sales of leasehold interests.

▪
Our net loss was $101 million, or ($0.32) per share, compared to a net loss of $48 million, or ($0.15) per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$2 million, or ($0.01) per share, of restructuring and management transition charges;

▪	$19 million, or $0.06 per share, for other components of net periodic pension income;

▪
$1 million for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture); and

▪	$1 million for the tax benefit resulting from other comprehensive income allocation related to pension and interest rate swap activity.

▪
Adjusted net loss was $120 million, or ($0.38) per share, compared to an adjusted net loss of $23 million, or ($0.07) per share, in last year's second quarter. See the reconciliation of net income/(loss) and diluted EPS, the most directly comparable generally accepted accounting principles (GAAP) financial measures, to adjusted net income/(loss) and adjusted diluted EPS on page 26.

▪
Adjusted earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (Adjusted EBITDA) (non-GAAP) was $105 million, a $96 million decline from the same period last year. See the reconciliation of net income/(loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA on page 25.

▪	During the second quarter of 2018, we completed the sale of our Manchester, Connecticut distribution facility for a net sale price of $68 million and recorded a net gain of $38 million.

▪
During the second quarter of 2018, we recorded an impairment charge of $52 million related to the expected sale of three airplanes. Two of the airplanes were sold during the second quarter of 2018 at their fair value of $12 million. Subsequent to the second quarter of 2018, the third airplane was sold at its fair value of $8 million.

Results of Operations

	Three Months Ended			Six Months Ended
($ in millions, except EPS)	August 4, 2018	July 29, 2017	(1)	August 4, 2018	July 29, 2017	(1)
Total net sales	$2,762	$2,985		$5,346	$5,686
Credit income and other	67	83		154	166
Total revenues	2,829	3,068		5,500	5,852
Total net sales increase/(decrease) from prior year	(7.5)%	1.5%		(6.0)%	(1.1)%
Comparable store sales increase/(decrease) (2)	0.3%	(1.3)%		0.2%	(2.4)%

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,831	1,932		3,543	3,657
Selling, general and administrative	880	935		1,706	1,873
Depreciation and amortization	140	144		281	289
Real estate and other, net	12	(19)		(6)	(137)
Restructuring and management transition	2	23		9	123
Total costs and expenses	2,865	3,015		5,533	5,805
Operating income/(loss)	(36)	53		(33)	47
Other components of net periodic pension cost/(income)	(19)	(14)		(38)	92
(Gain)/loss on extinguishment of debt	—	35		23	35
Net interest expense	79	79		157	166
Income/(loss) before income taxes	(96)	(47)		(175)	(246)
Income tax expense/(benefit)	5	1		4	(11)
Net income/(loss)	$(101)	$(48)		$(179)	$(235)
Adjusted EBITDA (non-GAAP) (3)	$105	$201		$256	$439
Adjusted net income/(loss) (non-GAAP) (3)	$(120)	$(23)		$(189)	$(21)
Diluted EPS	$(0.32)	$(0.15)		$(0.57)	$(0.76)
Adjusted diluted EPS (non-GAAP) (3)	$(0.38)	$(0.07)		$(0.60)	$(0.07)
Ratios as a percent of total net sales:
Cost of goods sold	66.3%	64.7%		66.3%	64.3%
SG&A	31.9%	31.3%		31.9%	32.9%
Operating income/(loss)	(1.3)%	1.8%		(0.6)%	0.8%

(1)
Reflects the retrospective application of the changes in accounting for revenue recognition and retirement-related benefits. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of the changes and related impacts.

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

Total Net Sales

	Three Months Ended		Six Months Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Total net sales	$2,762	$2,985	$5,346	$5,686
Sales percent increase/(decrease):
Total net sales	(7.5)%	1.5%	(6.0)%	(1.1)%
Comparable store sales	0.3%	(1.3)%	0.2%	(2.4)%

Total net sales decreased $223 million in the second quarter of 2018 compared to the second quarter of 2017. For the first six months of 2017, total net sales decreased $340 million from the same period last year.

The following table provides the components of the net sales increase/(decrease):

	Three Months Ended	Six Months Ended
($ in millions)	August 4, 2018	August 4, 2018
Comparable store sales increase/(decrease)	$8	$13
Closed stores and other	(231)	(353)
Total net sales increase/(decrease)	$(223)	$(340)
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

For the second quarter of 2018, units per transaction increased, while average unit retail was relatively flat and transaction counts decreased as compared to last year. For the first six months of 2018, average unit retail and units per transaction increased, while transaction counts decreased as compared to the prior year.

For the second quarter of 2018, our top-performing merchandise divisions were Children's, Jewelry, Sephora and Women's Apparel, with all experiencing sales gains on a comparable store basis. For the first six months of 2018, our top-performing merchandise divisions were Jewelry, Sephora, Children's and Men's, with all experiencing sales gains on a comparable store basis. Geographically, the Southeast, Gulf Coast and Northwest were the best performing regions of the country during the second quarter and first six months of 2018.

During the second quarters of 2018 and 2017, private and exclusive brand merchandise comprised 46% and 7% of total merchandise sales, respectively. For the first six months of 2018 and 2017, private brand merchandise comprised 46% and 45% of total merchandise sales, respectively, and exclusive brand merchandise comprised 7% and 8% of total merchandise sales, respectively.
Store Count
The following table compares the number of stores for the three and six months ended August 4, 2018 and July 29, 2017:

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
JCPenney department stores
Beginning of period	871	1,013	872	1,013
Stores opened	1	—	1	—
Closed stores	(7)	(2)	(8)	(2)
End of period (1)	865	1,011	865	1,011

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 95 million square feet as of August 4, 2018 and 103 million square feet as of July 29, 2017.
Credit Income and Other
Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolios.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. For the second quarters of 2018 and 2017, we recognized income of $67 million and $83 million, respectively, pursuant to our agreement with Synchrony. Through the first six months of 2018 and 2017, we recognized income of $154 million and $166 million, respectively. The decrease is due to lower sales and a decline in the performance of the credit card portfolio.

Cost of Goods Sold
Cost of goods sold, exclusive of depreciation and amortization, for the three months ended August 4, 2018 was $1,831 million, a decrease of $101 million compared to $1,932 million for the three months ended July 29, 2017. Cost of goods sold as a percentage of Total net sales was 66.3% for the three months ended August 4, 2018 compared to 64.7% for the three months ended July 29, 2017, an increase of 160 basis points. Cost of goods sold, exclusive of depreciation and amortization, for the six months ended August 4, 2018 was $3,543 million, a decrease of $114 million compared to $3,657 million for the six months ended July 29, 2017. Cost of goods sold as a percentage of Total net sales was 66.3% for the six months ended August 4, 2018 compared to 64.3% for the six months ended July 29, 2017, an increase of 200 basis points. The increase as a rate of sales for the three month period was primarily driven by markdown and pricing actions taken in the period to clear slow-moving seasonal inventory due to lower than planned sales. The increase as a rate of sales for the six month period was primarily driven by increased Internet clearance selling and continued growth in the mix of the Company's Internet category, markdown and pricing actions taken in the period to clear slow-moving seasonal inventory and growth in major appliances.

SG&A Expenses
For the three months ended August 4, 2018, SG&A expenses were $55 million lower than the corresponding period of 2017. SG&A expenses as a percent of Total net sales for the second quarter of 2018 increased to 31.9% compared to 31.3% in the second quarter of 2017. For the six months ended August 4, 2018, SG&A expenses were $167 million lower than the corresponding period of 2017. For the first six months of 2018, SG&A expenses as a percent of Total net sales decreased to 31.9% compared to 32.9% in the corresponding period of 2017. The net increase in SG&A expenses as a percentage of Total net sales for the three month period was primarily driven by the decrease in net sales and by higher controllable costs and marketing spend relative to our sales volume, offset by a reduction in lease expense associated with the amortization of gains on the sales of leasehold interests. The net decrease in SG&A expenses as a percentage of Total net sales for the six month period was primarily driven by lower controllable costs and marketing spend and a reduction in lease expense associated with the amortization of gains on the sales of leasehold interests.

Depreciation and Amortization Expense
Depreciation and amortization expense was $140 million and $144 million for the three months ended August 4, 2018 and July 29, 2017, respectively, and $281 million and $289 million for the six months ended August 4, 2018 and July 29, 2017, respectively.
Restructuring and Management Transition
The composition of Restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Home office and stores	2	23	$9	$121
Other	—	—	—	2
Total	$2	$23	$9	$123

During the six months ended August 4, 2018 and July 29, 2017, we recorded $9 million and $121 million, respectively, of costs to reduce our store and home office expenses. Costs during the first six months of 2018 include employee termination benefits of $8 million, store related closing costs of $4 million and a $3 million gain on the sale of a closed store. Costs during the first six months of 2017 include store closing asset impairments of $77 million, employee termination benefits of $20 million and store related closing costs of $24 million.

Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. In addition, we entered into the Home Office Land Joint Venture in 2014 in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas. The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net.

The composition of Real estate and other, net was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Investment income from Home Office Land Joint Venture	$(1)	$(19)	$(1)	$(20)
Net gain from sale of operating assets	(40)	(1)	(57)	(118)
Impairments	52	—	52	—
Other	1	1	—	1
Total expense/(income)	$12	$(19)	$(6)	$(137)

Investment income from the Home Office Land Joint Venture represents our proportional share of net income from the joint venture.

During the first quarter of 2018, we completed the sale of our Milwaukee, Wisconsin distribution facility for a net sale price of $30 million and recognized a net gain of $12 million. During the second quarter of 2018, we completed the sale of our Manchester, Connecticut distribution facility for a net sale price of $68 million and recognized a net gain of $38 million. During the first six months of 2017, the net gain from the sale of operating assets includes a $111 million net gain on the sale of our Buena Park, California distribution facility and $7 million in net gains on the sale of excess land.

During the second quarter of 2018, we recorded an impairment charge of $52 million related to the expected sale of three airplanes. Two of the airplanes were sold during the second quarter of 2018 at their fair value of $12 million. Subsequent to the second quarter of 2018, the third airplane was sold at its fair value of $8 million.

Operating Income/(Loss)
For the second quarter of 2018, we reported an operating loss of $36 million compared to operating income of $53 million in the second quarter of 2017. For the first six months of 2018, we reported an operating loss of $33 million compared to operating income of $47 million in the first six months of 2017.

Other Components of Net Periodic Pension Cost/(Income)
Other components of net periodic pension cost/(income) was $(19) million and $(14) million for the three months ended August 4, 2018 and July 29, 2017, respectively, and $(38) million and $92 million for the six months ended August 4, 2018 and July 29, 2017, respectively.

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

(Gain)/Loss on Extinguishment of Debt
During the first quarter of 2018, we settled cash tender offers with respect to portions of our outstanding 8.125% Senior Notes Due 2019 (2019 Notes) and 5.65% Senior Notes Due 2020 (2020 Notes), resulting in a loss on extinguishment of debt of $23 million. During the second quarter of 2017, we settled cash tender offers with respect to portions of our outstanding 5.75% Senior Notes Due 2018 (2018 Notes) and 2019 Notes, resulting in a loss on extinguishment of debt of $34 million, and amended our Revolving Credit Facility, which resulted in a loss on extinguishment of debt of $1 million.

Net Interest Expense
Net interest expense for each of the second quarters of 2018 and 2017 was $79 million. For the first six months of 2018, net interest expense was $157 million, a decrease of $9 million, or 5.4%, from $166 million in 2017. The reduction in net interest expense is due to lower debt levels in 2018 compared to 2017.
Income Taxes
The net tax expense of $5 million for the three months ended August 4, 2018 consisted of state and foreign tax expenses of $3 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, net tax expense of $1 million resulting from state audit settlements and $1 million of net tax expense resulting from enacted state law changes, offset by a $1 million benefit relating to other comprehensive income.

The net tax expense of $4 million for the six months ended August 4, 2018 consisted of state and foreign tax expenses of $5 million and $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and $1 million of net tax expense resulting from enacted state law changes, offset by a $3 million benefit relating to other comprehensive income and a net tax benefit of $1 million resulting from state audit settlements.
As of August 4, 2018, we have approximately $2.3 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which largely expire in 2032 through 2034 and $58 million of tax credit carryforwards that expire at various dates through 2035. A valuation allowance of $560 million (restated for the tax effects of revenue recognition) fully offsets the federal deferred tax assets resulting from the NOL and tax credit carryforwards that expire at various dates through 2034. A valuation allowance of $240 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2036. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the three and six months ended August 4, 2018, the valuation allowance was increased by $21 million and $34 million, respectively, to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards.
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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, other components of net periodic pension cost/(income), the (gain)/loss on extinguishment of debt, the proportional share of net income from our Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps. Unlike other operating expenses, restructuring and management transition charges, other components of net periodic pension cost/(income), the (gain)/loss on extinguishment of debt, the proportional share of net income from our Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps are not directly related to our ongoing core business operations, which consist of selling merchandise and services to consumers through our department stores and our website at jcpenney.com. Further, our non-GAAP adjustments are for non-operating associated activities such as closed store impairments included in restructuring and management transition charges and such as joint venture earnings from the sale of excess land included in the proportional share of net income from our Home Office Land Joint Venture. Additionally, other components of net periodic pension cost/(income) which is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, other components of net periodic pension cost/(income), the (gain)/loss on extinguishment of debt, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which is a non-GAAP financial measure:

	Three Months Ended			Six Months Ended
($ in millions)	August 4, 2018	July 29, 2017	(1)	August 4, 2018	July 29, 2017	(1)
Net income/(loss)	$(101)	$(48)		$(179)	$(235)
Add: Net interest expense	79	79		157	166
Add: (Gain)/loss on extinguishment of debt	—	35		23	35
Add: Income tax expense/(benefit)	5	1		4	(11)
Add: Depreciation and amortization	140	144		281	289
Add: Restructuring and management transition charges	2	23		9	123
Add: Other components of net periodic pension cost/(income)	(19)	(14)		(38)	92
Less: Proportional share of net income from joint venture	(1)	(19)		(1)	(20)
Adjusted EBITDA (non-GAAP)	$105	$201		$256	$439

(1)
Reflects the retrospective application of the changes in accounting for revenue recognition and retirement-related benefits. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of the changes and related impacts. For the three months ended July 29, 2017, the retrospective application of the changes in accounting for revenue recognition and retirement-related benefits increased Adjusted EBITDA (non-GAAP) by $5 million. For the six months ended July 29, 2017, the retrospective application of the changes in accounting for revenue recognition and retirement-related benefits decreased Adjusted EBITDA (non-GAAP) by $12 million.

Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended			Six Months Ended
($ in millions, except per share data)	August 4, 2018	July 29, 2017	(1)	August 4, 2018	July 29, 2017	(1)
Net income/(loss)	$(101)	$(48)		$(179)	$(235)
Diluted EPS	$(0.32)	$(0.15)		$(0.57)	$(0.76)
Add: Restructuring and management transition charges (2)	2	23		9	123
Add: Other components of net periodic pension cost/(income) (2)	(19)	(14)		(38)	92
Add: (Gain)/loss on extinguishment of debt (2)	—	35		23	35
Less: Proportional share of net income from joint venture (2)	(1)	(19)		(1)	(20)
Less: Tax impact resulting from other comprehensive income allocation (3)	(1)	—		(3)	(16)
Adjusted net income/(loss) (non-GAAP)	$(120)	$(23)		$(189)	$(21)
Adjusted diluted EPS (non-GAAP)	$(0.38)	$(0.07)		$(0.60)	$(0.07)

(1)
Reflects the retrospective application of the changes in accounting for revenue recognition and retirement-related benefits. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of the changes and related impacts. For the three months ended July 29, 2017, the retrospective application of the changes in accounting for revenue recognition and retirement-related benefits increased Adjusted net income/(loss) (non-GAAP) by $5 million. For the six months ended July 29, 2017, the retrospective application of the changes in accounting for revenue recognition and retirement-related benefits decreased Adjusted net income/(loss) (non-GAAP) by $12 million.

(2)	Adjustments reflect no tax effect due to the impact of the Company's tax valuation allowance.

(3)	Represents the net tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the second quarter of 2018 with $182 million of cash and cash equivalents. As of the end of the second quarter of 2018, based on our borrowing base, our current borrowings and amounts reserved for outstanding letters of credit, we had $1,992 million available for future borrowings under our revolving credit facility, providing total available liquidity of $2,174 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Six Months Ended
($ in millions)	August 4, 2018	July 29, 2017
Cash and cash equivalents	$182	$314
Merchandise inventory	2,824	2,820
Property and equipment, net	4,058	4,390
Total debt and other financing obligations (1)	4,217	4,293
Stockholders’ equity	1,216	1,168
Total capital	5,433	5,461
Maximum capacity under our Revolving Credit Facility	2,350	2,350
Cash flow from operating activities	(135)	56
Free cash flow (non-GAAP) (2)	(235)	10
Capital expenditures (3)	221	192
Ratios:
Total debt-to-total capital (4)	78%	79%
Cash-to-total debt (5)	4%	7%

(1)
Includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, financing obligation, note payable and any borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the second quarters of 2018 and 2017, we had accrued capital expenditures of $38 million and $39 million, respectively.

(4)	Total debt and other financing obligations divided by total capital.

(5)	Cash and cash equivalents divided by total debt and other financing obligations.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Six Months Ended
($ in millions)	August 4, 2018	July 29, 2017
Net cash provided by/(used in) operating activities (GAAP)	$(135)	$56
Add:
Proceeds from sale of operating assets	121	146
Less:
Capital expenditures (1)	(221)	(192)
Free cash flow (non-GAAP)	$(235)	$10

Net cash provided by/(used in) investing activities (2)	$(100)	$(37)
Net cash provided by/(used in) financing activities	$(41)	$(592)

(1)	As of the end of the second quarters of 2018 and 2017, we had accrued capital expenditures of $38 million and $39 million, respectively.

(2)	Net cash provided by investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flows from operating activities for the six months ended August 4, 2018 declined $191 million to an outflow of $135 million compared to an inflow of $56 million for the same period in 2017. Our net loss of $179 million for the six months ended August 4, 2018 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, the gain on the sale of assets, restructuring and management transition, (gain)/loss on extinguishment of debt, asset impairments, benefit plans, stock-based compensation and deferred taxes.
Cash flows from operating activities for the first six months of 2018 and 2017 also included construction allowances from landlords of $4 million and $14 million, respectively, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory increased $4 million to $2,824 million, or 0.1%, as of the end of the second quarter of 2018 compared to $2,820 million as of the end of the second quarter last year and increased $21 million from year-end 2017. Based on the identical stores open at August 4, 2018 and July 29, 2017, inventory had increased by 1.0% primarily due to an increase in basic inventory levels and timing of receipt flow. Merchandise accounts payable decreased $40 million as of the end of the second quarter of 2018 compared to the corresponding prior year period and decreased $63 million from year end.
Investing Activities
Investing activities for the six months ended August 4, 2018 resulted in cash outflows of $100 million compared to outflows of $37 million for the same six month period of 2017.
Cash capital expenditures were $221 million for the six months ended August 4, 2018 and were $192 million for the six months ended July 29, 2017. In addition, as of the end of the second quarters of 2018 and 2017, we had $38 million and $39 million, respectively, of accrued capital expenditures. Through the first six months of 2018, capital expenditures related primarily to investments in our store environment and store facility improvements, including investments in 27 new Sephora inside JCPenney stores and investments in information technology in both our home office and stores. We received construction allowances from landlords of $4 million in the first six months of 2018 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are classified as operating activities and have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.

For the six months ended July 29, 2017, capital expenditures related primarily to investments in our store environment and store facility improvements, including investments in 32 new and 31 expanded Sephora inside JCPenney stores, the roll out of 100 new appliance showrooms and and investments in information technology in both our home office and stores. We received construction allowances from landlords of $14 million in the first six months of 2017.
Full year 2018 capital expenditures are expected to be approximately $375 million net of construction allowances from landlords. Capital expenditures for the remainder of 2018 include accrued expenditures of $38 million at the end of the second quarter.
Financing Activities
Financing activities for the six months ended August 4, 2018 resulted in an outflow of $41 million compared to an outflow of $592 million for the same period last year. During the first six months of 2018, we issued $400 million aggregate principal amount of senior secured second priority notes due 2025 and incurred $7 million in related issuance costs, paid $395 million to settle cash tender offers with respect to portions of our outstanding 2019 Notes and 2020 Notes and had net credit facility borrowings of $177 million. Additionally, we paid $190 million to retire outstanding debt at maturity and we paid $21 million in required principal payments on outstanding debt and $4 million in required payments on our capital leases, financing obligation and note payable.

Free Cash Flow
Free cash flow for the six months ended August 4, 2018 decreased $245 million to an outflow of $235 million compared to an inflow of $10 million in the same period last year. The year-over-year decrease was primarily due to inventory liquidation last year, lower operating performance and higher capital expenditures.
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

Credit Ratings

Our credit ratings and outlook as of August 31, 2018 from various credit rating agencies were as follows:

	Corporate	Outlook
Fitch Ratings	B	Stable
Moody’s Investors Service, Inc.	B3	Stable
Standard & Poor’s Ratings Services	B-	Negative
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
Except for the changes in revenue recognition and pension accounting as discussed in Note 2 to the Unaudited Interim Consolidated Financial Statements, there were no changes to our critical accounting policies during the six months ended August 4, 2018. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 3 to the Unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the six months ended August 4, 2018 are not necessarily indicative of the results for future quarters or the entire year.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at August 4, 2018 are similar to those disclosed in the 2017 Form 10-K.
Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officers and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the second quarter ended August 4, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our ability to achieve profitable growth is subject to both the risks affecting our business generally and the inherent difficulties associated with implementing our strategic plan.

As we position the Company for long-term growth, it may take longer than expected to achieve our objectives, and actual results may be materially less than planned. Our ability to improve our operating results depends upon a significant number of factors, some of which are beyond our control, including:

•customer response to our marketing and merchandise strategies;

•our ability to achieve profitable sales and to make adjustments in response to changing conditions;

•our ability to respond to competitive pressures in our industry;

•our ability to effectively manage inventory;

•the success of our omnichannel strategy;

•	our ability to gather accurate and relevant data and effectively utilize that data in our strategic planning and decision making;

•our ability to benefit from investments in our stores;

•
our ability to respond to any unanticipated changes in expected cash flows, liquidity and cash needs, including our ability to obtain any additional financing or other liquidity enhancing transactions, if and when needed;

•our ability to achieve positive cash flow;

•	our ability to access an adequate and uninterrupted supply of merchandise from suppliers at expected levels and on acceptable terms;

•changes to the regulatory environment in which our business operates; and

•general economic conditions.

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

As of August 4, 2018, we have $4.217 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged. In addition, any future limitations on tax deductions for interest paid on outstanding indebtedness as a result of the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”) could have a material adverse effect on our results of operations and liquidity.

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

The Company has a federal net operating loss (NOL) of $2.3 billion as of August 4, 2018. Nearly all of these NOL carryforwards (expiring in 2032 through 2034) arose prior to December 31, 2017 and are available to offset future taxable income in full. NOLs recognized after December 31, 2017 are not subject to expiration but are only available to offset up to 80% of the Company’s future taxable income.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 2.32% at August 4, 2018. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through August 4, 2018, the Company has not had a Section 382 ownership change through August 4, 2018.

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

Item 6. Exhibits
Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 20, 2016	8-K	001-15274	3.1	7/21/2016
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
10.1	Form of Cash Retention Award Agreement					†
10.2	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2018 Long-Term Incentive Plan					†
10.3	Form of Restricted Stock Unit Grant Agreement under the J. C. Penney Company, Inc. 2018 Long-Term Incentive Plan					†
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.3	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/Andrew S. Drexler
Andrew S. Drexler Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: September 5, 2018