Form 10-Q
period 2018-11-03
J C PENNEY CO INC
filed 2018-11-28
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 315,398,817 shares of Common Stock of 50 cents par value, as of November 23, 2018.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended November 3, 2018

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
		As Adjusted		As Adjusted
Total net sales	$2,653	$2,817	$7,999	$8,503
Credit income and other	80	69	234	235
Total revenues	2,733	2,886	8,233	8,738

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,808	1,859	5,351	5,516
Selling, general and administrative (SG&A)	883	920	2,589	2,793
Depreciation and amortization	138	131	419	420
Real estate and other, net	(7)	2	(13)	(135)
Restructuring and management transition	11	52	20	175
Total costs and expenses	2,833	2,964	8,366	8,769
Operating income/(loss)	(100)	(78)	(133)	(31)
Other components of net periodic pension cost/(income)	(19)	(2)	(57)	90
(Gain)/loss on extinguishment of debt	—	—	23	35
Net interest expense	78	78	235	244
Income/(loss) before income taxes	(159)	(154)	(334)	(400)
Income tax expense/(benefit)	(8)	(29)	(4)	(40)
Net income/(loss)	$(151)	$(125)	$(330)	$(360)
Earnings/(loss) per share:
Basic	$(0.48)	$(0.40)	$(1.05)	$(1.16)
Diluted	$(0.48)	$(0.40)	$(1.05)	$(1.16)
Weighted average shares – basic	316.3	311.6	315.3	310.6
Weighted average shares – diluted	316.3	311.6	315.3	310.6
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
		As Adjusted		As Adjusted
Net income/(loss)	$(151)	$(125)	$(330)	$(360)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Net actuarial gain/(loss) arising during the period (1)	—	31	—	36
Reclassification for amortization of prior service (credit)/cost (2)	1	1	3	3
Net curtailment gain (3)	—	—	—	20
Net settlement gain (4)	—	8	—	8
Cash flow hedges
Gain/(loss) on interest rate swaps (5)	5	4	10	(2)
Reclassification for periodic settlements (6)	—	1	—	5
Foreign currency translation
Unrealized (gain)/loss	—	(2)	—	—
Total other comprehensive income/(loss), net of tax	6	43	13	70
Total comprehensive income/(loss), net of tax	$(145)	$(82)	$(317)	$(290)
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

(1)	Net of $(24) million and $(28) million in tax in the three and nine months ended October 28, 2017, respectively.

(2)
Net of $(1) million and $(3) million in tax in the three and nine months ended November 3, 2018, respectively. Net of $(2) million in tax in the nine months ended October 28, 2017. Pre-tax amounts of $2 million and $6 million in the three and nine months ended November 3, 2018, respectively, and pre-tax amounts of $1 million and $5 million in the three and nine months ended October 28, 2017, respectively, were recognized in Other components of net periodic pension cost/(income) in the Consolidated Statements of Operations.

(3)
Net of $(11) million in tax in the nine months ended October 28, 2017. Pre-tax prior service cost of $5 million related to the curtailment is included in Other components of net periodic pension cost/(income) in the Consolidated Statements of Operations in the nine months ended October 28, 2017.

(4)
Net of $(4) million of tax in the three and nine months ended October 28, 2017. Pre-tax amounts of $12 million in the three and nine months ended October 28, 2017, respectively, were recognized in Other components of net periodic pension cost/(income) in the Consolidated Statements of Operations.

(5)
Net of $(1) million and $(2) million of tax in the three and nine months ended November 3, 2018, respectively, and net of $(1) million and $2 million of tax in the three and nine months ended October 28, 2017, respectively.

(6)
Net of $(1) million and $(3) million of tax in the three and nine months ended October 28, 2017, respectively, and $2 million and $8 million in pre-tax amounts for the three and nine months ended October 28, 2017, respectively, were recognized in Net interest expense in the Consolidated Statements of Operations.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	November 3, 2018	October 28, 2017	February 3, 2018
(In millions, except per share data)	(Unaudited)	(Unaudited)
		As Adjusted
Assets
Current assets:
Cash in banks and in transit	$157	$175	$116
Cash short-term investments	11	10	342
Cash and cash equivalents	168	185	458
Merchandise inventory	3,223	3,406	2,803
Prepaid expenses and other	224	243	190
Total current assets	3,615	3,834	3,451
Property and equipment (net of accumulated depreciation of $3,371, $3,463 and $3,500)	4,005	4,316	4,281
Prepaid pension	100	3	61
Other assets	695	632	661
Total Assets	$8,415	$8,785	$8,454
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,234	$1,342	$973
Other accounts payable and accrued expenses	960	1,081	1,156
Current portion of capital leases, financing obligation and note payable	8	8	8
Current maturities of long-term debt	92	232	232
Total current liabilities	2,294	2,663	2,369
Long-term capital leases, financing obligation and note payable	206	214	212
Long-term debt	4,161	4,039	3,780
Deferred taxes	138	201	143
Other liabilities	542	574	567
Total Liabilities	7,341	7,691	7,071
Stockholders’ Equity
Common stock(1)	158	156	156
Additional paid-in capital	4,711	4,701	4,705
Reinvested earnings/(accumulated deficit)	(3,448)	(3,360)	(3,118)
Accumulated other comprehensive income/(loss)	(347)	(403)	(360)
Total Stockholders’ Equity	1,074	1,094	1,383
Total Liabilities and Stockholders’ Equity	$8,415	$8,785	$8,454

(1)
1,250 million shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 315.4 million, 311.1 million and 312.0 million as of November 3, 2018, October 28, 2017 and February 3, 2018, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
February 3, 2018 - As Adjusted	312.0	$156	$4,705	$(3,118)	$(360)	$1,383
Net income/(loss)	—	—	—	(78)	—	(78)
Other comprehensive income/(loss)	—	—	—	—	6	6
Stock-based compensation and other	2.3	1	3	—	—	4
May 5, 2018	314.3	$157	$4,708	$(3,196)	$(354)	$1,315
Net income/(loss)	—	—	—	(101)	—	(101)
Other comprehensive income/(loss)	—	—	—	—	1	1
Stock-based compensation and other	0.5	—	1	—	—	1
August 4, 2018	314.8	$157	$4,709	$(3,297)	$(353)	$1,216
Net income/(loss)	—	—	—	(151)	—	(151)
Other comprehensive income/(loss)	—	—	—	—	6	6
Stock-based compensation and other	0.6	1	2	—	—	3
November 3, 2018	315.4	$158	$4,711	$(3,448)	$(347)	$1,074

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
January 28, 2017 - As Adjusted	308.3	$154	$4,679	$(3,000)	$(473)	$1,360
Net income/(loss)	—	—	—	(187)	—	(187)
Other comprehensive income/(loss)	—	—	—	—	25	25
Stock-based compensation and other	1.5	1	5	—	—	6
April 29, 2017 - As Adjusted	309.8	$155	$4,684	$(3,187)	$(448)	$1,204
Net income/(loss)	—	—	—	(48)	—	(48)
Other comprehensive income/(loss)	—	—	—	—	2	2
Stock-based compensation and other	0.5	—	10	—	—	10
July 29, 2017 - As Adjusted	310.3	$155	$4,694	$(3,235)	$(446)	$1,168
Net income/(loss)	—	—	—	(125)	—	(125)
Other comprehensive income/(loss)	—	—	—	—	43	43
Stock-based compensation and other	0.8	1	7	—	—	8
October 28, 2017 - As Adjusted	311.1	$156	$4,701	$(3,360)	$(403)	$1,094
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
($ in millions)	November 3, 2018	October 28, 2017
		As Adjusted
Cash flows from operating activities
Net income/(loss)	$(330)	$(360)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	(3)	72
Asset impairments and other charges	53	7
Net gain on sale of operating assets	(58)	(119)
(Gain)/loss on extinguishment of debt	23	35
Depreciation and amortization	419	420
Benefit plans	(56)	95
Stock-based compensation	9	23
Deferred taxes	(9)	(49)
Change in cash from:
Inventory	(420)	(510)
Prepaid expenses and other	(37)	(66)
Merchandise accounts payable	261	365
Income taxes	(2)	3
Accrued expenses and other	(161)	(99)
Net cash provided by/(used in) operating activities	(311)	(183)
Cash flows from investing activities
Capital expenditures	(321)	(287)
Net proceeds from sale of operating assets	132	153
Joint venture return of investment	3	9
Insurance proceeds received for damage to property and equipment	1	—
Net cash provided by/(used in) investing activities	(185)	(125)
Cash flows from financing activities
Proceeds from issuance of long-term debt	400	—
Proceeds from borrowings under the credit facility	3,466	521
Payments of borrowings under the credit facility	(3,029)	(310)
Premium on early retirement of debt	(20)	(30)
Payments of capital leases, financing obligation and note payable	(6)	(14)
Payments of long-term debt	(597)	(552)
Financing costs	(7)	(9)
Proceeds from stock issued under stock plans	2	4
Tax withholding payments for vested restricted stock	(3)	(4)
Net cash provided by/(used in) financing activities	206	(394)
Net increase/(decrease) in cash and cash equivalents	(290)	(702)
Cash and cash equivalents at beginning of period	458	887
Cash and cash equivalents at end of period	$168	$185

Supplemental cash flow information
Income taxes received/(paid), net	$(7)	$(6)
Interest received/(paid), net	(242)	(247)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	(29)	2

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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended November 3, 2018” and “third quarter of 2018” refers to the 13-week period ended November 3, 2018, and “three months ended October 28, 2017” and “third quarter of 2017” refers to the 13-week period ended October 28, 2017. "Nine months ended November 3, 2018" and "nine months ended October 28, 2017" refer to the 39-week periods ended November 3, 2018 and October 28, 2017, respectively. Fiscal year 2018 contains 52 weeks, and fiscal year 2017 contains 53 weeks.
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
These changes have been reported through retrospective application of the new policies to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:
Consolidated Statements of Operations

	Three Months Ended			Nine Months Ended
	October 28, 2017			October 28, 2017
($ in millions, except per share data)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Total net sales	$2,807	$2,817	$10	$8,475	$8,503	$28
Credit income and other	—	69	69	—	235	235
Cost of goods sold (exclusive of depreciation and amortization)	1,852	1,859	7	5,498	5,516	18
Selling, general and administrative (SG&A)	840	920	80	2,525	2,793	268
Pension	9	—	(9)	3	—	(3)
Restructuring and management transition	52	52	—	295	175	(120)
Operating income/(loss)	(79)	(78)	1	(131)	(31)	100
Other components of net periodic pension cost/(income)	—	(2)	(2)	—	90	90
Income/(loss) before income taxes	(157)	(154)	3	(410)	(400)	10
Net income/(loss)	$(128)	$(125)	$3	$(370)	$(360)	$10
Basic earnings/(loss) per common share	$(0.41)	$(0.40)	$0.01	$(1.19)	$(1.16)	$0.03
Diluted earnings/(loss) per common share	$(0.41)	$(0.40)	$0.01	$(1.19)	$(1.16)	$0.03
Consolidated Statements of Comprehensive Income/(Loss)

	Three Months Ended			Nine Months Ended
	October 28, 2017			October 28, 2017
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Net income/(loss)	$(128)	$(125)	$3	$(370)	$(360)	$10

Consolidated Balance Sheets

	October 28, 2017			February 3, 2018
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Merchandise inventory	$3,365	$3,406	$41	$2,762	$2,803	$41
Other accounts payable and accrued expenses	1,056	1,081	25	1,119	1,156	37
Reinvested earnings/(accumulated deficit)	(3,376)	(3,360)	16	(3,122)	(3,118)	4
Consolidated Statements of Cash Flows

	Nine Months Ended
	October 28, 2017
($ in millions)	Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income/(loss)	$(370)	$(360)	$10
Inventory	(511)	(510)	1
Accrued expenses and other	(88)	(99)	(11)

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

The following table provides the components of Net sales for the three and nine months ended November 3, 2018 and October 28, 2017:

	Three Months Ended				Nine Months Ended
($ in millions)	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
			As Adjusted				As Adjusted
Women’s apparel	$597	23%	$610	22%	$1,905	24%	$2,036	24%
Men’s apparel and accessories	552	21%	571	20%	1,615	20%	1,718	20%
Home	357	13%	414	15%	1,073	13%	1,204	14%
Women’s accessories, including Sephora	329	12%	364	13%	1,029	13%	1,086	13%
Children’s, including toys	280	11%	307	11%	728	9%	780	9%
Footwear and handbags	236	9%	258	9%	676	8%	741	9%
Jewelry	139	5%	129	4%	451	6%	437	5%
Services and other	163	6%	164	6%	522	7%	501	6%
Total net sales	$2,653	100%	$2,817	100%	$7,999	100%	$8,503	100%
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

The liabilities related to our gift cards and our customer loyalty program are included in Other accounts payable and accrued expenses in the unaudited Interim Consolidated Balance Sheets and constitute our contract liability. The balance of these liabilities were as follows:

(in millions)	November 3, 2018	October 28, 2017	February 3, 2018
Gift cards	$111	$110	$144
Loyalty rewards	60	73	73
Total contract liability	$171	$183	$217

Contract liability includes consideration received for gift card and loyalty related performance obligations which have not been satisfied as of a given date.

A rollforward of the amounts included in contract liability for the first nine months of 2018 and 2017 are as follows:

(in millions)	2018	2017
Beginning balance	$217	$228
Current period gift cards sold and loyalty reward points earned	232	289
Net sales from amounts included in contract liability opening balances	(75)	(89)
Net sales from current period usage	(203)	(245)
Ending balance	$171	$183

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

5. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Earnings/(loss)
Net income/(loss)	$(151)	$(125)	$(330)	$(360)
Shares
Weighted average common shares outstanding (basic shares)	316.3	311.6	315.3	310.6
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—	—
Weighted average shares assuming dilution (diluted shares)	316.3	311.6	315.3	310.6
EPS
Basic	$(0.48)	$(0.40)	$(1.05)	$(1.16)
Diluted	$(0.48)	$(0.40)	$(1.05)	$(1.16)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Stock options, restricted stock awards and warrant	22.9	32.1	25.8	32.9

6. Long-Term Debt

($ in millions)	November 3, 2018	October 28, 2017	February 3, 2018
Issue:
5.75% Senior Notes Due 2018 (1)	$—	$190	$190
8.125% Senior Notes Due 2019 (1)	50	175	175
5.65% Senior Notes Due 2020 (1)	110	400	360
2017 Credit Facility (Matures in 2022)	437	211	—
2016 Term Loan Facility (Matures in 2023)	1,593	1,635	1,625
5.875% Senior Secured Notes Due 2023 (1)	500	500	500
7.125% Debentures Due 2023	10	10	10
8.625% Senior Secured Second Priority Notes Due 2025 (1)	400	—	—
6.9% Notes Due 2026	2	2	2
6.375% Senior Notes Due 2036 (1)	388	388	388
7.4% Debentures Due 2037	313	313	313
7.625% Notes Due 2097	500	500	500
Total debt	4,303	4,324	4,063
Unamortized debt issuance costs	(50)	(53)	(51)
Less: current maturities	(92)	(232)	(232)
Total long-term debt	$4,161	$4,039	$3,780

(1)	These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%.
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
As of November 3, 2018, outstanding borrowings under our $2.35 billion senior secured asset-based revolving credit facility (2017 Credit Facility) were $437 million. All borrowings under the 2017 Credit Facility accrue interest at a rate equal to, at the Company’s option, a base rate or an adjusted LIBOR rate plus a spread.
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

We have entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges. On September 4, 2018 we entered into additional interest rate swap agreements with notional amounts totaling $750 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements have a weighted-average fixed rate of 3.135%, have an effective date from May 7, 2020 to May 7, 2025 and have been designated as cash flow hedges.

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
Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	November 3, 2018	October 28, 2017	February 3, 2018	Balance Sheet Location	November 3, 2018	October 28, 2017	February 3, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other	$1	$—	$—	Other accounts payable and accrued expenses	$—	$2	$1
Interest rate swaps	Other assets	23	—	9	Other liabilities	—	5	—
Total derivatives designated as hedging instruments		$24	$—	$9		$—	$7	$1
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

The components of Restructuring and management transition include:

•	Home office and stores — charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition — charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other — charges related primarily to contract termination costs and costs related to the closure of certain supply chain locations.
The composition of Restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended		Cumulative Amount From Program Inception Through November 3, 2018
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Home office and stores	$2	$52	$11	$173	$484
Management transition	9	—	9	—	9
Other	—	—	—	2	185
Total	$11	$52	$20	$175	$678

Activity for the Restructuring and management transition liability for the nine months ended November 3, 2018 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
February 3, 2018	$34	$—	$7	$41
Charges	14	9	—	23
Cash payments	(30)	(2)	(4)	(36)
November 3, 2018	$18	$7	$3	$28

9. Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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
Cash Flow Hedges Measured on a Recurring Basis
As of November 3, 2018, October 28, 2017 and February 3, 2018, the $23 million, $(5) million and $9 million fair value of our cash flow hedges, respectively, are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.
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

In connection with the Company's decision to sell its three airplanes, long-lived assets held and used with a carrying value of $72 million were written down to their fair value of $20 million, resulting in asset impairment charges of $52 million in the nine months ended November 3, 2018. The fair value was determined based on dealer quotes using a market approach and the significant inputs related to valuing the airplanes are classified as Level 2 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	November 3, 2018		October 28, 2017		February 3, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and note payable	$4,303	$3,157	$4,324	$3,683	$4,063	$3,607
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of November 3, 2018, October 28, 2017 and February 3, 2018, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.

10. Accumulated Other Comprehensive Income/(Loss)

The following tables show the changes in accumulated other comprehensive income/(loss) balances for the nine months ended November 3, 2018 and the nine months ended October 28, 2017:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 3, 2018	$(330)	$(26)	$—	$(4)	$(360)
Other comprehensive income/(loss) before reclassifications	—	—	—	10	10
Amounts reclassified from accumulated other comprehensive income	—	3	—	—	3
November 3, 2018	$(330)	$(23)	$—	$6	$(347)

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
January 28, 2017	$(421)	$(33)	$(2)	$(17)	$(473)
Other comprehensive income/(loss) before reclassifications	53	—	—	(2)	51
Amounts reclassified from accumulated other comprehensive income	8	6	—	5	19
October 28, 2017	$(360)	$(27)	$(2)	$(14)	$(403)

11. Retirement Benefit Plans
The components of net periodic pension expense/(income) for our non-contributory qualified defined benefit pension plan and supplemental pension plans were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Service cost	$9	$11	$28	$32

Other components of net periodic pension cost/(income):
Interest cost	34	38	104	114
Expected return on plan assets	(55)	(53)	(167)	(160)
Amortization of prior service cost/(credit)	2	1	6	5
Settlement expense	—	12	—	12
Curtailment (gain)/loss recognized	—	—	—	7
Special termination benefit recognized	—	—	—	112
	(19)	(2)	(57)	90
Net periodic pension expense/(income)	$(10)	$9	$(29)	$122

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

During the third quarter of 2017, we recognized settlement expense of $12 million due to higher lump-sum payment activity to retirees primarily as a result of the VERP executed earlier in the year. The lump-sum payments reduced our pension obligation by $195 million. Following these payments and the completion of a remeasurement of plan assets and liabilities, the plan's funded status was 100% as of October 28, 2017. The discount rate used for the remeasurement as of October 28, 2017 was 3.94% compared to the year-end 2016 discount rate of 4.40%.

12. Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. In addition, we entered into a joint venture in 2014 in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture). The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net. During the three months ended November 3, 2018, we sold our interest to the other partner and are no longer a member of the joint venture.

The composition of Real estate and other, net was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Investment income from Home Office Land Joint Venture	$(3)	$(3)	$(4)	$(23)
Net gain from sale of operating assets	(1)	(1)	(58)	(119)
Impairments	—	—	52	—
Other	(3)	6	(3)	7
Total expense/(income)	$(7)	$2	$(13)	$(135)

Investment Income from Joint Ventures
During the three and nine months ended November 3, 2018, the Company had income of $3 million and $4 million, respectively, related to its proportional share of the net income in the Home Office Land Joint Venture and received aggregate cash distributions of $3 million and $4 million, respectively. During the three and nine months ended October 28, 2017, the Company had income of $3 million and $23 million, respectively, related to its proportional share of the net income in the Home Office Land Joint Venture and received aggregate cash distributions of $3 million and $31 million, respectively. Additionally, during the three months ended November 3, 2018, we received $3 million in proceeds from the partner to buy out our remaining interest in the joint venture.

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

Impairments
During the second quarter of 2018, we recorded an impairment charge of $52 million related to the expected sale of three airplanes. Two of the airplanes were sold during the second quarter of 2018 at their fair value of $12 million. During the third quarter of 2018, the third airplane was sold at its fair value of $8 million.

13. Income Taxes
The net tax benefit of $8 million for the three months ended November 3, 2018 consisted of federal, state and foreign tax benefits of $2 million, a $2 million benefit relating to other comprehensive income and a $5 million benefit due to the release of valuation allowance, offset by $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets.
The net tax benefit of $4 million for the nine months ended November 3, 2018 consisted of federal, state and foreign tax expenses of $3 million, $3 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and $1 million of net tax expense resulting from enacted state law changes, offset by a $5 million benefit relating to other comprehensive income, a $5 million benefit due to the release of valuation allowance and a net tax benefit of $1 million resulting from state audit settlements.
As of November 3, 2018, we have approximately $2.4 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which largely expire in 2032 through 2034 and $60 million of tax credit carryforwards that expire at various dates through 2037. A valuation allowance of $578 million (restated for the tax effects of revenue recognition) fully offsets the federal deferred tax assets resulting from the NOL and tax credit carryforwards that expire at various dates through 2037. A valuation allowance of $257 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2037. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the three and nine months ended November 3, 2018, the valuation allowance was increased by

$35 million and $69 million, respectively, to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards.
14. Litigation and Other Contingencies
Litigation

Shareholder Derivative Litigation

Weitzman/Lipsius. In October 2013, two purported shareholder derivative actions were filed against certain present and former members of the Company’s Board of Directors and executives by the following parties in the U.S. District Court, Eastern District of Texas, Sherman Division: Weitzman (filed October 2, 2013) and Zauderer (filed October 3, 2013). The Company was named as a nominal defendant in both suits. The lawsuits asserted claims for breaches of fiduciary duties and unjust enrichment based upon alleged false and misleading statements and/or omissions regarding the Company’s financial condition. The lawsuits sought unspecified compensatory damages, restitution, disgorgement by the defendants of all profits, benefits and other compensation, equitable relief to reform the Company’s corporate governance and internal procedures, reasonable costs and expenses, and other relief as the court may deem just and proper. On October 28, 2013, the Court consolidated the two cases into the Weitzman lawsuit. Also, in March 2016, plaintiff Frank Lipsius filed a purported shareholder derivative action against certain present and former members of the Company's Board of Directors and executives in the District Court of Collin County in the State of Texas. The Company was named as a nominal defendant in the suit. The suit generally mirrored the allegations contained in the Weitzman and Zauderer suits and sought similar relief. On May 18, 2017, plaintiff in the Lipsius suit voluntarily dismissed the Collin County action, and on May 19, 2017, refiled the action in the District Court of Dallas County, Texas. The parties have settled the Weitzman and Lipsius derivative litigation and the federal court granted final approval of the settlement on September 12, 2018. The state court litigation was dismissed pursuant to the terms of the settlement shortly thereafter.

Rojas. On October 19, 2018, a shareholder of the Company, Juan Rojas, filed a shareholder derivative action against certain present and former members of the Company’s Board of Directors in the Delaware Court of Chancery. The Company is named as a nominal defendant. The lawsuit asserts claims for breaches of fiduciary duties based on alleged failures to prevent the Company from engaging in allegedly unlawful promotional pricing practices. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

Other Legal Proceedings
The District Attorney’s office for the County of San Joaquin, California, joined by District Attorneys for other counties in California, recently concluded an investigation regarding the handling and disposal at JCP’s California stores and distribution centers of certain materials that may be deemed hazardous or universal waste under California law. On February 21, 2018, the District Attorneys provided a settlement demand to JCP that included a proposed civil penalty, reimbursement of investigation costs, enhancements to JCP’s compliance program and certain injunctive relief. JCP and the District Attorneys have reached an agreement to fully resolve this matter by entering into a stipulation for entry of final judgment and permanent injunction, which was approved by a California court on October 16, 2018.  JCP did not admit to any issue of law or fact, but agreed to pay a civil penalty and to reimburse the government’s enforcement costs. JCP also agreed to invest in enhancements to its compliance program over the next five years.  We do not believe the cost of the settlement and compliance with the final judgment will have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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
Contingencies
As of November 3, 2018, we have an estimated accrual of $20 million related to potential environmental liabilities that is recorded in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet. This estimate covered potential liabilities primarily related to underground storage tanks, remediation of environmental conditions involving our former drugstore locations and asbestos removal in connection with approved plans to renovate or dispose of our facilities. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.
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

Current Initiatives

While current management reassesses our business strategies, we will continue our focus on the following four initiatives:

•	Beauty;

•	Women's apparel business;

•	Omnichannel; and

•	Home refresh.

First, we will continue to focus on our beauty categories of Sephora, The Salon by InStyle and Fine Jewelry. In 2017, we opened 70 additional Sephora locations, bringing our total number of locations to 642. We added approximately 27 new Sephora locations and intend to continue to roll out and launch new brands in 2018. We are also continuing to rebrand our salons to The Salon by InStyle and plan to modernize and rebrand another 100 salons in 2018. Finally, we intend to continue to enhance our Fine Jewelry offerings to better provide the customer with a total beauty solution. Magnifying the importance of physical stores, we see Sephora, Salon and Fine Jewelry as differentiators to help drive traffic and increase the frequency of visits to our stores.

Second, we will continue to focus on improving our women's apparel offering by strategically adjusting our assortment to better align with customer preferences. Our focus will be in categories that offer the greatest opportunity for growth, particularly special sizes, active wear, dresses, contemporary and casual sportswear. In addition, we are taking steps in women's apparel to simplify the floor, better balance our career and casual offerings and create a stronger value statement with pricing.

Third, we remain committed to becoming a world-class omnichannel retailer. We plan to continue to enhance our site functionality and ship-from-store capabilities and develop additional enhancements to our improved mobile app.

Lastly, we will continue to focus on our home refresh initiative. We have established appliance showrooms in over 600 stores and have increased our mattress offering to approximately 500 in-store showrooms. We see our home refresh initiative as an opportunity for us to increase our revenue per customer.

Third Quarter Overview

▪	Total net sales were $2,653 million with a total net sales decrease of 5.8% compared to the third quarter of 2017 and a comparable store sales decrease of 5.4%.

▪	Credit income and other was $80 million compared to $69 million in last year's third quarter. The increase was due to increased gain share resulting from improved performance of the credit portfolio.

▪
Cost of goods sold, which excludes depreciation and amortization, as a percentage of Total net sales increased to 68.1% compared to 66.0% in the same period last year. The increase as a rate of sales was primarily attributable to the clearance markdowns related to our decision to liquidate slower-moving, excess inventory, during the period.

▪
Selling, general and administrative (SG&A) expenses as a percentage of Total net sales increased to 33.3% for the third quarter of 2018 as compared to 32.7% for the same period last year. The net increase in SG&A expenses as a percentage of Total net sales for the quarter was primarily driven by the decrease in net sales and by higher store controllable costs and marketing spend relative to our sales volume, offset by a reduction in lease expense associated with the amortization of gains on the sales of leasehold interests.

▪
Our net loss was $151 million, or ($0.48) per share, compared to a net loss of $125 million, or ($0.40) per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$11 million, or ($0.03) per share, of restructuring and management transition charges;

▪	$19 million, or $0.06 per share, for other components of net periodic pension income;

▪
$3 million, or $0.01 per share, for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture); and

▪	$2 million, or $0.01 per share, for the tax benefit resulting from other comprehensive income allocation related to pension and interest rate swap activity.

▪
Adjusted net loss was $164 million, or ($0.52) per share, compared to an adjusted net loss of $108 million, or ($0.35) per share, in last year's third quarter. See the reconciliation of net income/(loss) and diluted EPS, the most directly comparable generally accepted accounting principles (GAAP) financial measures, to adjusted net income/(loss) and adjusted diluted EPS on page 27.

▪
Adjusted earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (Adjusted EBITDA) (non-GAAP) was $46 million, a $56 million decline from the same period last year. See the reconciliation of net income/(loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA on page 26.

▪
We completed a multi-year extension of our private-label and co-branded credit card agreement with Synchrony Bank. The amended and restated agreement provides for improved alignment with respect to the marketing and servicing alliance of the program.

▪	Effective October 15, 2018, the Board of Directors elected Jill Soltau as Chief Executive Officer of the Company.

Results of Operations

	Three Months Ended			Nine Months Ended
($ in millions, except EPS)	November 3, 2018	October 28, 2017	(1)	November 3, 2018	October 28, 2017	(1)
Total net sales	$2,653	$2,817		$7,999	$8,503
Credit income and other	80	69		234	235
Total revenues	2,733	2,886		8,233	8,738
Total net sales increase/(decrease) from prior year	(5.8)%	(1.8)%		(5.9)%	(1.3)%
Comparable store sales increase/(decrease) (2)	(5.4)%	1.7%		(1.7)%	(1.0)%

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,808	1,859		5,351	5,516
Selling, general and administrative	883	920		2,589	2,793
Depreciation and amortization	138	131		419	420
Real estate and other, net	(7)	2		(13)	(135)
Restructuring and management transition	11	52		20	175
Total costs and expenses	2,833	2,964		8,366	8,769
Operating income/(loss)	(100)	(78)		(133)	(31)
Other components of net periodic pension cost/(income)	(19)	(2)		(57)	90
(Gain)/loss on extinguishment of debt	—	—		23	35
Net interest expense	78	78		235	244
Income/(loss) before income taxes	(159)	(154)		(334)	(400)
Income tax expense/(benefit)	(8)	(29)		(4)	(40)
Net income/(loss)	$(151)	$(125)		$(330)	$(360)
Adjusted EBITDA (non-GAAP) (3)	$46	$102		$302	$541
Adjusted net income/(loss) (non-GAAP) (3)	$(164)	$(108)		$(353)	$(129)
Diluted EPS	$(0.48)	$(0.40)		$(1.05)	$(1.16)
Adjusted diluted EPS (non-GAAP) (3)	$(0.52)	$(0.35)		$(1.12)	$(0.42)
Ratios as a percent of total net sales:
Cost of goods sold	68.1%	66.0%		66.9%	64.9%
SG&A	33.3%	32.7%		32.4%	32.8%
Operating income/(loss)	(3.8)%	(2.8)%		(1.7)%	(0.4)%

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

Total Net Sales

	Three Months Ended		Nine Months Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Total net sales	$2,653	$2,817	$7,999	$8,503
Sales percent increase/(decrease):
Total net sales	(5.8)%	(1.8)%	(5.9)%	(1.3)%
Comparable store sales	(5.4)%	1.7%	(1.7)%	(1.0)%

Total net sales decreased $164 million in the third quarter of 2018 compared to the third quarter of 2017. For the first nine months of 2017, total net sales decreased $504 million from the same period last year.

The following table provides the components of the net sales increase/(decrease):

	Three Months Ended	Nine Months Ended
($ in millions)	November 3, 2018	November 3, 2018
Comparable store sales increase/(decrease)	$(147)	$(134)
Closed stores and other	(17)	(370)
Total net sales increase/(decrease)	$(164)	$(504)
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

For the third quarter of 2018, units per transaction increased, while average unit retail and transaction counts decreased as compared to last year. For the first nine months of 2018, average unit retail and units per transaction increased, while transaction counts decreased as compared to the prior year.

For the third quarter of 2018, our top-performing merchandise divisions were Jewelry, Women's Apparel and Men's on a comparable store basis. For the first nine months of 2018, our top-performing merchandise divisions were Jewelry, Men's, Women's Apparel and Sephora on a comparable store basis. Geographically, the Northeast and Midwest were the best performing regions of the country during the third quarter. The Southeast, Gulf Coast and Northwest were the best performing regions of the country during the first nine months of 2018.

During each of the third quarters of 2018 and 2017, private and exclusive brand merchandise comprised 45% and 7% of total merchandise sales, respectively. For the first nine months of 2018 and 2017, private brand merchandise comprised 45% and 47% of total merchandise sales, respectively, and exclusive brand merchandise comprised 7% and 8% of total merchandise sales, respectively.
Store Count
The following table compares the number of stores for the three and nine months ended November 3, 2018 and October 28, 2017:

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
JCPenney department stores
Beginning of period	865	1,011	872	1,013
Stores opened	—	—	1	—
Closed stores	(1)	(137)	(9)	(139)
End of period (1)	864	874	864	874

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 95 million square feet as of November 3, 2018 and 96 million square feet as of October 28, 2017.
Credit Income and Other
Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement with Synchrony, we receive cash payments from Synchrony based upon the performance of the credit card portfolios.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. For the third quarters of 2018 and 2017, we recognized income of $80 million and $69 million, respectively, pursuant to our agreement with Synchrony. Through the first nine months of 2018 and 2017, we recognized income of $234 million and $235 million, respectively. The increase for the three month period is due to increased income share resulting from the improved performance of the credit card portfolio.

Cost of Goods Sold
Cost of goods sold, exclusive of depreciation and amortization, for the three months ended November 3, 2018 was $1,808 million, a decrease of $51 million compared to $1,859 million for the three months ended October 28, 2017. Cost of goods sold as a percentage of Total net sales was 68.1% for the three months ended November 3, 2018 compared to 66.0% for the three months ended October 28, 2017, an increase of 210 basis points. Cost of goods sold, exclusive of depreciation and amortization, for the nine months ended November 3, 2018 was $5,351 million, a decrease of $165 million compared to $5,516 million for the nine months ended October 28, 2017. Cost of goods sold as a percentage of Total net sales was 66.9% for the nine months ended November 3, 2018 compared to 64.9% for the nine months ended October 28, 2017, an increase of 200 basis points. The increase as a rate of sales for the three month period was primarily attributable to the clearance markdowns to liquidate slower-moving, excess inventory, during the period. The increase as a rate of sales for the nine month period was primarily driven by increased Internet clearance selling and continued growth in the mix of the Company's Internet category, and markdown and pricing actions taken in the period to clear slow-moving seasonal inventory.

SG&A Expenses
For the three months ended November 3, 2018, SG&A expenses were $37 million lower than the corresponding period of 2017. SG&A expenses as a percent of Total net sales for the third quarter of 2018 increased to 33.3% compared to 32.7% in the third quarter of 2017. For the nine months ended November 3, 2018, SG&A expenses were $204 million lower than the corresponding period of 2017. For the first nine months of 2018, SG&A expenses as a percent of Total net sales decreased to 32.4% compared to 32.8% in the corresponding period of 2017. The net increase in SG&A expenses as a percentage of Total net sales for the three month period was primarily driven by the decrease in net sales and by higher store controllable costs and marketing spend relative to our sales volume, offset by a reduction in lease expense associated with the amortization of gains on the sales of leasehold interests. The net decrease in SG&A expenses as a percentage of Total net sales for the nine month period was primarily driven by leveraging of our controllable costs and a reduction in lease expense associated with the amortization of gains on the sales of leasehold interests offset by higher marketing spend relative to our sales volume.

Depreciation and Amortization Expense
Depreciation and amortization expense was $138 million and $131 million for the three months ended November 3, 2018 and October 28, 2017, respectively, and $419 million and $420 million for the nine months ended November 3, 2018 and October 28, 2017, respectively.
Restructuring and Management Transition
The composition of Restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Home office and stores	$2	$52	$11	$173
Management transition	9	—	9	—
Other	—	—	—	2
Total	$11	$52	$20	$175

During the nine months ended November 3, 2018 and October 28, 2017, we recorded $11 million and $173 million, respectively, of costs to reduce our store and home office expenses. Costs during the first nine months of 2018 include employee termination benefits of $9 million, store related closing costs of $5 million and a $3 million gain on the sale of a closed store. Management transition charges were $9 million for the first nine months of 2018. Costs during the first nine months of 2017 include store closing asset impairments of $77 million, employee termination benefits of $21 million and store related closing costs of $75 million.

Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. In addition, we entered into the Home Office Land Joint Venture in 2014 in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas. The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net. During the three months ended November 3, 2018, we sold our interest to the other partner and are no longer a member of the joint venture.

The composition of Real estate and other, net was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Investment income from Home Office Land Joint Venture	$(3)	$(3)	$(4)	$(23)
Net gain from sale of operating assets	(1)	(1)	(58)	(119)
Impairments	—	—	52	—
Other	(3)	6	(3)	7
Total expense/(income)	$(7)	$2	$(13)	$(135)

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

During the second quarter of 2018, we recorded an impairment charge of $52 million related to the expected sale of three airplanes. Two of the airplanes were sold during the second quarter of 2018 at their fair value of $12 million. During the third quarter of 2018, the third airplane was sold at its fair value of $8 million.

Operating Income/(Loss)
For the third quarter of 2018, we reported an operating loss of $100 million compared to an operating loss of $78 million in the third quarter of 2017. For the first nine months of 2018, we reported an operating loss of $133 million compared to an operating loss of $31 million in the first nine months of 2017.

Other Components of Net Periodic Pension Cost/(Income)
Other components of net periodic pension cost/(income) was $(19) million and $(2) million for the three months ended November 3, 2018 and October 28, 2017, respectively, and $(57) million and $90 million for the nine months ended November 3, 2018 and October 28, 2017, respectively.

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

Net Interest Expense
Net interest expense for each of the third quarters of 2018 and 2017 was $78 million. For the first nine months of 2018, net interest expense was $235 million, a decrease of $9 million, or 3.7%, from $244 million in 2017. The reduction in net interest expense is due to lower debt levels in 2018 compared to 2017.
Income Taxes
The net tax benefit of $8 million for the three months ended November 3, 2018 consisted of federal, state and foreign tax benefits of $2 million, a $2 million benefit relating to other comprehensive income and a $5 million benefit due to the release of valuation allowance, offset by $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets.

The net tax benefit of $4 million for the nine months ended November 3, 2018 consisted of federal, state and foreign tax expenses of $3 million, $3 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and $1 million of net tax expense resulting from enacted state law changes, offset by a $5 million benefit relating to other comprehensive income, a $5 million benefit due to the release of valuation allowance and a net tax benefit of $1 million resulting from state audit settlements.
As of November 3, 2018, we have approximately $2.4 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which largely expire in 2032 through 2034 and $60 million of tax credit carryforwards that expire at various dates through 2036. A valuation allowance of $578 million (restated for the tax effects of revenue recognition) fully offsets the federal deferred tax assets resulting from the NOL and tax credit carryforwards that expire at various dates through 2036. A valuation allowance of $257 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2036. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the three and nine months ended November 3, 2018, the valuation allowance was increased by $35 million and $69 million, respectively, to offset the net deferred tax assets created in the quarter relating primarily to the increase in NOL carryforwards.
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

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which is a non-GAAP financial measure:

	Three Months Ended			Nine Months Ended
($ in millions)	November 3, 2018	October 28, 2017	(1)	November 3, 2018	October 28, 2017	(1)
Net income/(loss)	$(151)	$(125)		$(330)	$(360)
Add: Net interest expense	78	78		235	244
Add: (Gain)/loss on extinguishment of debt	—	—		23	35
Add: Income tax expense/(benefit)	(8)	(29)		(4)	(40)
Add: Depreciation and amortization	138	131		419	420
Add: Restructuring and management transition charges	11	52		20	175
Add: Other components of net periodic pension cost/(income)	(19)	(2)		(57)	90
Less: Proportional share of net income from joint venture	(3)	(3)		(4)	(23)
Adjusted EBITDA (non-GAAP)	$46	$102		$302	$541

(1)
Reflects the retrospective application of the changes in accounting for revenue recognition and retirement-related benefits. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of the changes and related impacts. For the three months ended October 28, 2017, the retrospective application of the changes in accounting for revenue recognition and retirement-related benefits decreased Adjusted EBITDA (non-GAAP) by $6 million. For the nine months ended October 28, 2017, the retrospective application of the changes in accounting for revenue recognition and retirement-related benefits decreased Adjusted EBITDA (non-GAAP) by $18 million.

Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended			Nine Months Ended
($ in millions, except per share data)	November 3, 2018	October 28, 2017	(1)	November 3, 2018	October 28, 2017	(1)
Net income/(loss)	$(151)	$(125)		$(330)	$(360)
Diluted EPS	$(0.48)	$(0.40)		$(1.05)	$(1.16)
Add: Restructuring and management transition charges (2)	11	52		20	175
Add: Other components of net periodic pension cost/(income) (2)	(19)	(2)		(57)	90
Add: (Gain)/loss on extinguishment of debt (2)	—	—		23	35
Less: Proportional share of net income from joint venture (2)	(3)	(3)		(4)	(23)
Less: Tax impact resulting from other comprehensive income allocation (3)	(2)	(30)		(5)	(46)
Adjusted net income/(loss) (non-GAAP)	$(164)	$(108)		$(353)	$(129)
Adjusted diluted EPS (non-GAAP)	$(0.52)	$(0.35)		$(1.12)	$(0.42)

(1)
Reflects the retrospective application of the changes in accounting for revenue recognition and retirement-related benefits. See Note 2 of Notes to unaudited Interim Consolidated Financial Statements for a discussion of the changes and related impacts. For the three months ended October 28, 2017, the retrospective application of the changes in accounting for revenue recognition and retirement-related benefits decreased Adjusted net income/(loss) (non-GAAP) by $6 million. For the nine months ended October 28, 2017, the retrospective application of the changes in accounting for revenue recognition and retirement-related benefits decreased Adjusted net income/(loss) (non-GAAP) by $18 million.

(2)	Adjustments reflect no tax effect due to the impact of the Company's tax valuation allowance.

(3)	Represents the net tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the third quarter of 2018 with $168 million of cash and cash equivalents. As of the end of the third quarter of 2018, based on our borrowing base, our current borrowings and amounts reserved for outstanding letters of credit, we had $1,771 million available for future borrowings under our revolving credit facility, providing total available liquidity of $1,939 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Nine Months Ended
($ in millions)	November 3, 2018	October 28, 2017
Cash and cash equivalents	$168	$185
Merchandise inventory	3,223	3,406
Property and equipment, net	4,005	4,316
Total debt and other financing obligations (1)	4,467	4,493
Stockholders’ equity	1,074	1,094
Total capital	5,541	5,587
Maximum capacity under our Revolving Credit Facility	2,350	2,350
Cash flow from operating activities	(311)	(183)
Free cash flow (non-GAAP) (2)	(500)	(317)
Capital expenditures (3)	321	287
Ratios:
Total debt-to-total capital (4)	81%	80%
Cash-to-total debt (5)	4%	4%

(1)
Includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, financing obligation, note payable and any borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the third quarters of 2018 and 2017, we had accrued capital expenditures of $29 million and $35 million, respectively.

(4)	Total debt and other financing obligations divided by total capital.

(5)	Cash and cash equivalents divided by total debt and other financing obligations.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Nine Months Ended
($ in millions)	November 3, 2018	October 28, 2017
Net cash provided by/(used in) operating activities (GAAP)	$(311)	$(183)
Add:
Proceeds from sale of operating assets	132	153
Less:
Capital expenditures (1)	(321)	(287)
Free cash flow (non-GAAP)	$(500)	$(317)

Net cash provided by/(used in) investing activities (2)	$(185)	$(125)
Net cash provided by/(used in) financing activities	$206	$(394)

(1)	As of the end of the third quarters of 2018 and 2017, we had accrued capital expenditures of $29 million and $35 million, respectively.

(2)	Net cash provided by investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flows from operating activities for the nine months ended November 3, 2018 declined $128 million to an outflow of $311 million compared to an outflow of $183 million for the same period in 2017. Our net loss of $330 million for the nine months ended November 3, 2018 includes significant income and expense items that do not impact operating cash flow including depreciation and amortization, the gain on the sale of assets, restructuring and management transition, (gain)/loss on extinguishment of debt, asset impairments, benefit plans, stock-based compensation and deferred taxes.
Cash flows from operating activities for the first nine months of 2018 and 2017 also included construction allowances from landlords of $12 million and $16 million, respectively, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory decreased $183 million to $3,223 million, or 5.4%, as of the end of the third quarter of 2018 compared to $3,406 million as of the end of the third quarter last year and increased $420 million from year-end 2017. Based on the identical stores open at November 3, 2018 and October 28, 2017, inventory had decreased by 5.0% primarily due to lower purchasing levels and increased clearance markdowns to liquidate slow-moving inventory. Merchandise accounts payable decreased $108 million as of the end of the third quarter of 2018 compared to the corresponding prior year period and increased $261 million from year end.
Investing Activities
Investing activities for the nine months ended November 3, 2018 resulted in cash outflows of $185 million compared to outflows of $125 million for the same nine month period of 2017.
Cash capital expenditures were $321 million for the nine months ended November 3, 2018 and were $287 million for the nine months ended October 28, 2017. In addition, as of the end of the third quarters of 2018 and 2017, we had $29 million and $35 million, respectively, of accrued capital expenditures. Through the first nine months of 2018, capital expenditures related primarily to investments in our store environment and store facility improvements, including investments in 27 new Sephora inside JCPenney stores and investments in information technology in both our home office and stores. We received construction allowances from landlords of $12 million in the first nine months of 2018 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are classified as operating activities and have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense.

For the nine months ended October 28, 2017, capital expenditures related primarily to investments in our store environment and store facility improvements, including investments in 70 new and 32 expanded Sephora inside JCPenney stores, the roll out of 100 new appliance showrooms and and investments in information technology in both our home office and stores. We received construction allowances from landlords of $16 million in the first nine months of 2017.
Full year 2018 capital expenditures are expected to be approximately $375 million net of construction allowances from landlords. Capital expenditures for the remainder of 2018 include accrued expenditures of $29 million at the end of the third quarter.
Financing Activities
Financing activities for the nine months ended November 3, 2018 resulted in an inflow of $206 million compared to an outflow of $394 million for the same period last year. During the first nine months of 2018, we issued $400 million aggregate principal amount of senior secured second priority notes due 2025 and incurred $7 million in related issuance costs, paid $395 million to settle cash tender offers with respect to portions of our outstanding 2019 Notes and 2020 Notes and had net credit facility borrowings of $437 million. Additionally, we paid $190 million to retire outstanding debt at maturity and we paid $32 million in required principal payments on outstanding debt and $6 million in required payments on our capital leases, financing obligation and note payable.

Free Cash Flow
Free cash flow for the nine months ended November 3, 2018 decreased $183 million to an outflow of $500 million compared to an outflow of $317 million in the same period last year. The year-over-year decrease was primarily due to lower operating performance and higher capital expenditures.
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

Credit Ratings

Our credit ratings and outlook as of November 23, 2018 from various credit rating agencies were as follows:

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
Except for the changes in revenue recognition and pension accounting as discussed in Note 2 to the Unaudited Interim Consolidated Financial Statements, there were no changes to our critical accounting policies during the nine months ended November 3, 2018. For a further discussion of the judgments we make in applying our accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our 2017 Form 10-K.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 3 to the Unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the nine months ended November 3, 2018 are not necessarily indicative of the results for future quarters or the entire year.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at November 3, 2018 are similar to those disclosed in the 2017 Form 10-K.
Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the third quarter ended November 3, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

One of the pillars of our strategic framework is to deliver a superior omnichannel shopping experience for our customers through the integration of our store and digital shopping channels. Omnichannel retailing is rapidly evolving and we must anticipate and meet changing customer expectations. Our omnichannel strategies include our ship-from-store and pickup-in-store programs. In addition, we continue to explore ways to enhance our customers’ omnichannel shopping experience, including through investments in IT systems, operational changes and developing a more customer-friendly user experience. Our competitors are also investing in omnichannel initiatives, some of which may be more successful than our initiatives. For example, online and other competitors have placed an emphasis on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. There is no assurance that we will be able to maintain an ability to be competitive on delivery times and delivery costs, which is dependent on many factors. If the implementation of our omnichannel strategies is not successful or does not meet customer expectations, or we do not realize a return on our omnichannel investments, our reputation and operating results may be adversely affected.

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

As of November 3, 2018, we have $4.467 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged. In addition, any future limitations on tax deductions for interest paid on outstanding indebtedness as a result of the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”) could have a material adverse effect on our results of operations and liquidity.

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

The Company has a federal net operating loss (NOL) of $2.4 billion as of November 3, 2018. Nearly all of these NOL carryforwards (expiring in 2032 through 2034) arose prior to December 31, 2017 and are available to offset future taxable income in full. NOLs recognized after December 31, 2017 are not subject to expiration but are only available to offset up to 80% of the Company’s future taxable income.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 2.29% at November 3, 2018. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through November 3, 2018, the Company has not had a Section 382 ownership change through November 3, 2018.

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

Item 6. Exhibits
Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 20, 2016	8-K	001-15274	3.1	7/21/2016
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
10.1	Amended and Restated Credit Card Program Agreement by and Between J. C. Penney Corporation, Inc. and Synchrony Bank dated as of October 5, 2018					†
10.2	Form of Executive Termination Pay Agreement, effective September 14, 2018					†
10.3	Letter Agreement dated September 29, 2018 between J. C. Penney Company, Inc. and Jill A. Soltau	8-K	001-15274	10.1	10/2/2018
10.4	Executive Termination Pay Agreement dated September 29, 2018 between J. C. Penney Company, Inc. and Jill A. Soltau	8-K	001-15274	10.2	10/2/2018
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/Andrew S. Drexler
Andrew S. Drexler Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: November 28, 2018