Form 10-K
period 2019-02-02
J C PENNEY CO INC
filed 2019-03-19
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 4, 2018). $747,082,556
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
316,351,556 shares of Common Stock of 50 cents par value, as of March 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Documents from which portions are incorporated by reference	Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2019 Proxy Statement	Part III

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

Since our founding by James Cash Penney in 1902, we have grown to be a major retailer, operating 864 department stores in 49 states and Puerto Rico as of February 2, 2019. Our fiscal year ends on the Saturday closest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2018 ended on February 2, 2019; fiscal year 2017 ended on February 3, 2018; and fiscal year 2016 ended on January 28, 2017. Fiscal years 2018 and 2016 consisted of 52 weeks and fiscal year 2017 consisted of 53 weeks.

Our business consists of selling merchandise and services to consumers through our department stores and our website at jcpenney.com, which utilizes fully optimized applications for desktop, mobile and tablet devices. Our department stores and website generally serve the same type of customers, our website offers virtually the same mix of merchandise as our store assortment plus other extended categories that are not offered in store, and our department stores generally accept returns from sales made in stores and via our website. We fulfill online customer purchases by direct shipment to the customer from our distribution facilities and stores or from our suppliers' warehouses and by in store customer pick up. We primarily sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, and home furnishings. In addition, our department stores provide our customers with services such as styling salon, optical, portrait photography, and custom decorating.

Based on how we categorized our divisions in 2018, our merchandise mix of total net sales over the last three years was as follows:

	2018	2017	2016
Women’s apparel	22%	22%	23%
Men’s apparel and accessories	21%	21%	21%
Home	14%	15%	13%
Women’s accessories, including Sephora	13%	13%	13%
Children’s, including toys	9%	9%	10%
Footwear and handbags	8%	8%	8%
Jewelry	7%	6%	6%
Services and other	6%	6%	6%
	100%	100%	100%

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

Trademarks

The JCPenney®, JCP®, Liz Claiborne®, Claiborne®, Okie Dokie®, Worthington®, a.n.a®, St. John’s Bay®, The Original Arizona Jean Company®, Ambrielle®, Decree®, Stafford®, J. Ferrar®, Xersion®, Belle + Sky®, Total Girl®, monet®, JCPenney Home®, Studio JCP Home™, Home Collection by JCPenney™, Made for Life™, Sleep Chic®, Home Expressions® and Cooks JCPenney Home® trademarks, as well as certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We consider our marks and the accompanying name recognition to be valuable to our business.

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

Suppliers

We have a diversified supplier base, both domestic and foreign, and are not dependent to any significant degree on any single supplier. We purchase our merchandise from approximately 2,900 domestic and foreign suppliers, many of whom have done business with us for many years. In addition to our Plano, Texas home office, we, through our purchasing subsidiary, maintained buying and quality assurance offices in 9 foreign countries as of February 2, 2019.

Employment

The Company and its consolidated subsidiaries employed approximately 95,000 full-time and part-time employees as of February 2, 2019.

Environmental Matters

Environmental protection requirements did not have a material effect upon our operations during 2018. It is possible that compliance with such requirements (including any new requirements) would lengthen lead time in expansion or renovation plans and increase construction costs, and therefore operating costs, due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As of February 2, 2019, we estimated our total potential environmental liabilities to be $19 million and recorded our estimate in Other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks and remediation of environmental conditions involving our former drugstore locations. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Executive Officers of the Registrant

The following is a list, as of March 15, 2019, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP.  There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age
Jill Soltau	Chief Executive Officer	52
Michael Fung	Interim Executive Vice President, Chief Financial Officer	68
Brynn L. Evanson	Executive Vice President, Human Resources	49
Michelle Wlazlo	Executive Vice President, Chief Merchant	51
Therace M. Risch	Executive Vice President, Chief Information Officer and Chief Digital Officer	46
Michael Robbins	Executive Vice President, Chief Stores and Supply Chain Officer	53
Andrew S. Drexler*	Senior Vice President, Chief Accounting Officer and Controller	48
Brandy L. Treadway	Senior Vice President, General Counsel	44
* Mr. Drexler is leaving the Company, effective March 31, 2019.

Ms. Soltau has served as Chief Executive Officer and as a director of the Company since October 2018. Prior to joining the Company, she served as President and Chief Executive Officer of JoAnn Stores, Inc. (fabric and craft retailer) from 2015 to October 2018. From 2013 to 2015, she served as President of Shopko Stores (general merchandise retailer), with which she served in positions of increasing responsibility, including Executive Vice President, Chief Merchandising Officer from 2009 to 2013 and Senior Vice President, General Merchandise Manager, Apparel and Accessories from 2007 to 2009. Prior to that, she held positions of increasing responsibility with national and regional retailers including Sears Holdings, Kohl's Corporation and Carson Pirie Scott. Ms. Soltau currently serves as a director of Autozone, Inc. (automotive parts and accessories retailer).

Mr. Fung has served as Interim Executive Vice President, Chief Financial Officer since October 2018. From November 2016 to June 2017, Mr. Fung served as Interim Chief Financial Officer, Chief Operating Officer and Chief Financial Officer at The Neiman Marcus Group, LLC (department store retailer). Mr. Fung also served as the Interim Chief Financial Officer and Treasurer at 99 Cents Only Stores LLC (discount retailer) from June 2015 until November 2015 and served as its Interim Executive Vice President and Interim Chief Administrative Officer from January 2013 until September 2013. Mr. Fung was the Senior Vice President and Chief Financial Officer of Wal-Mart U.S. (retailer) from 2006 to 2012 with which he served in positions of increasing responsibility since 2001.  Mr. Fung serves as a director of Franklin Covey Company (training and consulting services) and Floor and Décor (specialty flooring retailer). Mr. Fung served as a director of 99 Cents Only Stores from December 2013 to October 2018.

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
Ms. Risch has served as Executive Vice President, Chief Information Officer and Chief Digital Officer since 2018. Prior to that, she served as Executive Vice President, Chief Information Officer from 2015 to 2018. Prior to joining the Company, Ms. Risch served as Executive Vice President and Chief Information Officer of Country Financial (insurance and investment services) from 2014 to 2015. Prior to that, she spent 10 years at Target Corporation (retailer) in a variety of technology roles of increasing responsibility, including Vice President of Technology Delivery Services from 2012 to 2014 and Vice President, Business Technology Team from 2009 to 2012.

Mr. Robbins has served as Executive Vice President, Chief Stores and Supply Chain Officer since January 2019. Prior to that, he served as Executive Vice President, Supply Chain from 2016 to January 2019, and Senior Vice President, Supply Chain from 2015 to 2016. From 2012 to 2015, Mr. Robbins served as Senior Vice President, Global Supply Chain at Target Corporation (retailer), with which he served in positions of increasing responsibility since 2001, including Senior Vice President of Distribution Operations from 2010 to 2012, Vice President of Pharmacy from 2008 to 2010 and Regional Vice President of West Coast Distribution from 2006 to 2008.

Ms. Wlazlo has served as Executive Vice President, Chief Merchant since March 1, 2019. Prior to joining the Company, she served as Senior Vice President, Merchandising Apparel and Accessories for Target Corporation from 2016 to 2019. From 1996 to 2015, she served in positions of increasing responsibility with GAP, Inc. (retailer), including Senior Vice President, Global Merchandising GAP from 2013 to 2015, Senior Vice President, Merchandising, Old Navy from 2008 to 2013, and Vice President, Merchandising, GAP from 2005 to 2008.

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

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, employees, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses, including those on the Internet, and other forms of retail commerce. Some competitors are larger than JCPenney, and/or have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting, selling their products, updating their store environment and updating their technology. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation, shipping times and cost, online and mobile user experience, credit availability, customer loyalty, availability of in-store services, such as styling salon, optical, portrait photography and custom decorating, and the ability to offer personalized customer experiences. We have experienced, and anticipate that we will continue to experience for at least the foreseeable future, significant competition from our competitors. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, customer loyalty programs, new strategic partnerships, availability of in-store services, new store openings, store renovations, launches of Internet websites or mobile platforms, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower merchandise margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.

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

We may also seek to expand into new lines of business from time to time. There is no assurance that these efforts will be successful. As we devote time and resources to new lines of business, management’s attention and resources may be diverted from existing business activities. Further, if new lines of business are not as successful as we planned, then we risk damaging our overall business results. In addition, we may seek to expand our merchandise offerings into new product categories. Moving into new lines of business and expanding our merchandise offerings may carry new or additional risks beyond those typically associated with our traditional apparel and home furnishings businesses, including potential reputational harm resulting from actions by unaffiliated third-parties that we may use to assist us in providing goods or services. We may not be able to develop new lines of business in a manner that improves our operating results or address or mitigate the risks associated with new product categories and new lines of business, and may therefore be forced to close the new lines of business or reduce our expanded merchandise offerings, which may damage our reputation and negatively impact our operating results.

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

Customer traffic depends upon our ability to successfully market compelling merchandise assortments, present an appealing shopping environment and experience to customers, and attract customers to our stores through omnichannel initiatives such as buy-online-pickup-in-store programs. Our strategies focus on increasing customer traffic and improving conversion in our stores and online; however, there can be no assurance that our efforts will be successful or will result in increased sales or margins. Further, costs to drive online traffic may be higher than anticipated, which could result in lower margins, and actions to drive online traffic may not deliver anticipated results. In addition, external events outside of our control, including store closings by our competitors, pandemics, terrorist threats, domestic conflicts and civil unrest, may influence customers' decisions to visit malls or might otherwise cause customers to avoid public places. There is no assurance that we will be able to reverse any decline in traffic or that increases in Internet sales will offset any decline in store traffic. We may need to respond to any declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers, which could adversely impact our operating results and cash flows from operating activities. In addition, the challenge of declining store traffic along with the growth of digital shopping channels and its diversion of sales from brick-and-mortar stores could lead to store closures and/or asset impairment charges, which could adversely impact our operating results, financial position and cash flows.

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

Additionally, as the regulatory environment related to information security, data collection, and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. For example, California recently passed the California Consumer Privacy Act of 2018 (the “CCPA”), which goes into effect in January 2020 and provides broad rights to California consumers with respect to the collection and use of their information by businesses. The CCPA expands the privacy rights of California citizens and as a result, we may need to process enhancements and commit resources in support of compliance with California’s regulatory requirements. Any failure to adhere to the requirements of the CCPA and other evolving laws and regulations in this area, or to protect confidential data about our business or our customers, employees or other third parties, could result in financial penalties and legal liability and could materially damage our brand and reputation, as well as result in significant expenses and disruptions to our operations, and loss of customer confidence, any of which could have a material adverse impact on our business and results of operations. We could also be subject to government enforcement actions and private litigation as a result of any such failure.

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

We believe it is critical that we deliver a superior omnichannel shopping experience for our customers through the integration of our store and digital shopping channels. Omnichannel retailing is rapidly evolving and we must anticipate and meet changing customer expectations. Our omnichannel strategies include our ship-from-store and buy-online-pickup-in-store programs. In addition, we continue to explore ways to enhance our customers’ omnichannel shopping experience, including through investments in IT systems, operational changes and developing a more customer-friendly user experience. Our competitors are also investing in omnichannel initiatives, some of which may be more successful than our initiatives. For example, online and other competitors have placed an emphasis on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. There is no assurance that we will be able to maintain an ability to be competitive on delivery times and delivery costs, which is dependent on many factors. If the implementation of our omnichannel strategies is not successful or does not meet customer expectations, or we do not realize a return on our omnichannel investments, our reputation and operating results may be adversely affected.

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

We have insourced certain business functions and may also need to continue to insource other aspects of our business in the future in order to effectively manage our costs and stay competitive. We may also seek from time to time to relocate certain business functions to countries other than the United States to access highly skilled labor markets and further control costs. There is no assurance that these efforts will be successful. In addition, future regulatory developments could hinder our ability to fully realize the anticipated benefits of these actions. These actions may also cause disruptions that negatively impact our business. If we are ultimately unable to perform insourced functions better than, or at least as well as, third party providers, or otherwise fully realize the anticipated benefits of these actions, our operating results could be adversely impacted.

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

Our merchandise is sourced from a wide variety of suppliers, and our business depends on being able to find qualified suppliers and access products in a timely and efficient manner. Inflationary pressures on commodity prices and other input costs could increase our cost of goods, and an inability to pass such cost increases on to our customers or a change in our merchandise mix as a result of such cost increases could have an adverse impact on our profitability. Additionally, the impact of economic conditions on our suppliers cannot be predicted and our suppliers may be unable to access financing or become insolvent and thus become unable to supply us with products. Developments in tax policy, such as the disallowance of tax deductions for imported merchandise, the imposition of tariffs on imported merchandise, or changes to U.S. trade legislation could further have a material adverse effect on our results of operations and liquidity.

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

As of February 2, 2019, we have $4.020 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged. In addition, any future limitations on tax deductions for interest paid on outstanding indebtedness as a result of the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”) could have a material adverse effect on our results of operations and liquidity.

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

Our ability to obtain any additional financing or any refinancing of our debt, if needed at any time, depends upon many factors, including our existing level of indebtedness and restrictions in our debt facilities, historical business performance, financial projections, the value and sufficiency of collateral, prospects and creditworthiness, external economic conditions and general liquidity in the credit and capital markets. Any additional debt, equity or equity-linked financing may require modification of our existing debt agreements, which there is no assurance would be obtainable. Any additional financing or refinancing could also be extended only at higher costs and require us to satisfy more restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.

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

A substantial portion of our merchandise is sourced by our vendors and by us outside of the United States. All of our direct private brand vendors must comply with our supplier legal compliance program and applicable laws, including consumer and product safety laws. Although we diversify our sourcing and production by country and supplier, the failure of a supplier to produce and deliver our goods on time, to meet our quality standards and adhere to our product safety requirements or to meet the requirements of our supplier compliance program or applicable laws could result in damage to our reputation.

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

Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, congestion and labor issues at major ports, transport capacity and costs, systems issues, problems in third party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. These risks and other factors relating to foreign trade could subject us to liability or hinder our ability to access suitable merchandise on acceptable terms, which could adversely impact our results of operations. In addition, developments in tax policy, such as the disallowance of tax deductions for imported merchandise, the imposition of tariffs on imported merchandise, or changes to U.S. trade legislation could have a material adverse effect on our results of operations and liquidity.

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

Our business is subject to a wide array of laws and regulations. Government intervention and activism and/or regulatory reform may result in substantial new regulations and disclosure obligations and/or changes in the interpretation of existing laws and regulations, which may lead to additional compliance costs as well as the diversion of our management’s time and attention from strategic initiatives. If we fail to comply with applicable laws and regulations, we could be subject to legal risk, including government enforcement action and class action civil litigation that could disrupt our operations and increase our costs of doing business. Changes in the regulatory environment regarding topics such as privacy and information security, tax policy, product safety, environmental protection, including regulations in response to concerns regarding climate change, collective bargaining activities, minimum wage, wage and hour, and health care mandates, among others, as well as changes to applicable accounting rules and regulations, such as changes to lease accounting standards, could also cause our compliance costs to increase and adversely affect our business, financial condition and results of operations.

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

The Company has a federal net operating loss (NOL) of $2.1 billion as of February 2, 2019. Nearly all of these NOL carryforwards (expiring in 2032 through 2034) arose prior to December 31, 2017 and are available to offset future taxable income in full. NOLs recognized after December 31, 2017 are only available to offset up to 80% of the Company’s future taxable income.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 2.51% at February 2, 2019. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through February 2, 2019, the Company has not had a Section 382 ownership change through February 2, 2019.

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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At February 2, 2019, we operated 864 department stores throughout the continental United States, Alaska and Puerto Rico, of which 402 were owned, including 112 stores located on ground leases. The following table lists the number of stores operating by state as of February 2, 2019:

Alabama	15	Maine	5	Oklahoma	14
Alaska	1	Maryland	16	Oregon	8
Arizona	21	Massachusetts	9	Pennsylvania	27
Arkansas	14	Michigan	34	Rhode Island	2
California	74	Minnesota	15	South Carolina	14
Colorado	17	Mississippi	10	South Dakota	3
Connecticut	7	Missouri	24	Tennessee	21
Delaware	3	Montana	5	Texas	82
Florida	53	Nebraska	8	Utah	8
Georgia	22	Nevada	6	Vermont	4
Idaho	8	New Hampshire	9	Virginia	22
Illinois	29	New Jersey	12	Washington	20
Indiana	22	New Mexico	10	West Virginia	8
Iowa	11	New York	39	Wisconsin	10
Kansas	14	North Carolina	22	Wyoming	3
Kentucky	22	North Dakota	5	Puerto Rico	6
Louisiana	13	Ohio	37
Total square feet	95.0 million

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

At February 2, 2019, our supply chain network operated 11 facilities with multiple types of distribution activities, including store merchandise distribution centers (stores), regional warehouses (regional) and jcpenney.com fulfillment centers (direct to customers) as indicated in the following table:

			Square Footage
Location	Leased/Owned	Primary Function(s)	(in thousands)
Lenexa, Kansas	Owned	stores, direct to customers	1,944
Columbus, Ohio	Owned	stores, direct to customers	1,941
Atlanta, Georgia	Owned	stores, regional, direct to customers	2,026
Reno, Nevada	Owned	stores, direct to customers	1,660
Alliance, Texas	Owned	regional	920
Statesville, North Carolina	Owned	stores, regional	595
Manchester, Connecticut	Leased	stores, direct to customers	1,956
Lathrop, California	Leased	regional	436
Cedar Hill, Texas	Leased	stores	420
Spanish Fork, Utah	Leased	stores	412
San Bernardino, California	Leased	stores	625
Total supply chain network			12,935

Item 3. Legal Proceedings

The matters under the caption "Litigation" in Note 21 of the Notes to Consolidated Financial Statements included in this Form 10-K are incorporated herein by reference.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 15, 2019, was 21,122.  In addition to common stock, we have authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at February 2, 2019.

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

Issuer Purchases of Securities

No repurchases of common stock were made during the fourth quarter of 2018 and no amounts are authorized for share repurchases as of February 2, 2019.

Five-Year Total Stockholder Return Comparison

The following presentation compares our cumulative stockholder returns for the past five fiscal years with the returns of the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores over the same period. A list of these companies follows the graph below. The graph assumes $100 invested at the closing price of our common stock on the NYSE and each index as of the last trading day of our fiscal year 2013 and assumes that all dividends were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day of each fiscal year. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

S&P Department Stores: Macy’s, Kohl’s, Nordstrom

	2013	2014	2015	2016	2017	2018
JCPenney	$100	$123	$123	$109	$60	$22
S&P 500	100	114	113	137	168	168
S&P Department Stores	100	125	90	73	89	94

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6. Selected Financial Data
As of February 4, 2018, we adopted Accounting Standards Codification (ASC) Topic 606 (ASC 606), Revenue from Contracts with Customers, and Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, certain prior period results have been adjusted due to the transition methods applied. See Note 3 to the Consolidated Financial Statements for further information.

Five-Year Financial Summary

($ in millions, except per share data)	2018		2017		2016		2015	(1)	2014	(1)
			As Adjusted		As Adjusted		As Adjusted		As Adjusted
Results for the year
Total net sales	$11,664		$12,554		$12,571		$12,625		$12,257
Sales percent increase/(decrease):
Total net sales	(7.1)%	(2)	(0.1)%	(2)	(0.4)%	(3)	3.0%		3.4%
Comparable store sales (4)	(3.1)%		0.1%		0.0%		4.5%		4.4%
Operating income/(loss)	(6)		212		324		4		(363)
As a percent of sales	(0.1)%		1.7%		2.6%		0.0%		(3.0)%
Net income/(loss) from continuing operations	(255)		(118)		(17)		(513)		(717)
Adjusted EBITDA (non-GAAP) (5)	568		935		926		654		189
Adjusted net income/(loss) from continuing operations (non-GAAP) (5)	(296)		31		(59)		(376)		(869)
Per common share
Earnings/(loss) per share from continuing operations, diluted	$(0.81)		$(0.38)		$(0.06)		$(1.68)		$(2.35)
Adjusted earnings/(loss) per share from continuing operations, diluted (non-GAAP) (5)	$(0.94)		$0.10		$(0.19)		$(1.23)		$(2.85)
Financial position and cash flow
Total assets	$7,721		$8,454		$9,160		$9,211		$10,137
Cash and cash equivalents	333		458		887		900		1,318
Total debt (6)	4,020		4,232		4,836		4,805		5,321
Free cash flow (non-GAAP) (5)	111		213		3		131		57

(1)	We have chosen to not adjust 2015 and 2014 results for ASC 606, as permitted. Therefore, 2015 and 2014 only reflect adjusted results for ASU 2017-07.

(2)	Includes the effect of the 53rd week in 2017. Excluding sales of $147 million for the 53rd week in 2017, total net sales decreased 6.0% in 2018 and 1.3% in 2017.

(3)	Calculation of increase/(decrease) of Total net sales as presented.

(4)
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

(5)	See Non-GAAP Financial Measures herein for additional information and reconciliation to the most directly comparable GAAP financial measure.

(6)
Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, financing obligation, note payable and any borrowings under our revolving credit facility.

Five-Year Operations Summary

	2018	2017	2016	2015	2014
Number of department stores:
Beginning of year	872	1,013	1,021	1,062	1,094
Openings	1	—	1	—	1
Closings	(9)	(141)	(9)	(41)	(33)
End of year	864	872	1,013	1,021	1,062
Gross selling space (square feet in millions)	95.0	95.6	103.3	104.7	107.9
Sales per gross square foot (1)	$122	$127	$121	$120	$113
Sales per net selling square foot (1)	$170	$177	$166	$165	$155

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

Current Initiatives

With the development of a new senior leadership team, management is in the process of reassessing strategies and evaluating the transformational needs of the business. Going through this process, management's immediate priority is to reestablish the fundamentals of retail based on the following initiatives:

•	Reducing and enhancing our inventory position;

•	Strengthening our integrated omnichannel strategy;

•	Redesigning and improving core store processes;

•	Improving our shrink results; and

•	Revamping our merchandise assortments and strategies.

First, we will continue our efforts to reduce and enhance our inventory position. For 2018, inventory was reduced by over 13%. For 2019, we will continue to clear unproductive inventory swiftly and thoughtfully and implement new processes and training across our organization to ensure proper inventory management and merchandising and prevent future build-up of excess inventory.

Second, we will continue to strengthen our integrated omnichannel strategy to ensure we return to growth in our digital channels, but in a sustainable and profitable way. In 2019, we continue to focus on improving the overall customer experience from a digital standpoint and on strengthening our omnichannel retail capabilities to ensure we have a consistent experience regardless of whether our customer is shopping on-line, mobile or in-store.

Third, we will redesign and improve core store processes while implementing enhanced technology tools to better equip our store associates to deliver on our customers' expectations. In 2019, we will have a critical focus on improving the productivity of our labor hours by delivering service to the customer where and when it matters most.

Fourth, we are taking immediate action to improve our shrink results. We have made and will continue to make technology investments and staffing adjustments to improve our inventory shrink results.

Lastly, we will continue to revamp and rethink our merchandise assortments and strategies. In 2019, we made the decision to discontinue selling major appliances in an effort to improve financial performance and refocus on our legacy strengths in apparel and soft home as well as profitable growth opportunities. We will also continue to leverage our best-in-class global sourcing and design organization across our product spectrum to enhance the style and quality we deliver, but also to improve profitability within our assortment.

2018 Overview

▪	Total net sales were $11,664 million, a decrease of 7.1% as compared to 2017, and comparable store sales decreased 3.1% for the year.

▪	Credit income and other was $355 million compared to $319 million in 2017. The increase was due to improved performance of the credit portfolio.

▪
Cost of goods sold, which excludes depreciation and amortization, as a percentage of Total net sales was 67.5% compared to 65.4% last year. The increase as a rate of sales was primarily driven by planned markdown and pricing actions taken during the year to reduce excess inventory.

▪
Selling, general and administrative (SG&A) expenses decreased $249 million, or 6.5%, as compared to 2017. These savings were primarily driven by lower store controllable costs, incentive compensation and corporate overhead.

▪
Net loss was $255 million, or $0.81 per share, compared to a net loss of $118 million, or $0.38 per share, in 2017.  Results for 2018 included the following amounts that are not directly related to our ongoing core business operations:

▪	$22 million, or $(0.07) per share, of restructuring and management transition charges;

▪	$71 million, or $0.22 per share, for other components of net periodic pension and postretirement benefit income;

▪	$23 million, or $(0.07) per share, for the loss on extinguishment of debt;

▪
$4 million, or $0.01 per share, for our proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture); and

▪	$11 million, or $0.03 per share, for the tax benefit resulting from other comprehensive income allocation related to pension and interest rate swap activity.

▪
Adjusted net loss was $296 million, or $(0.94) per share, compared to adjusted net income of $31 million, or $0.10 per share, in 2017. See the reconciliation of net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS on page 35.

▪
Adjusted EBITDA was $568 million for 2018 compared to adjusted EBITDA of $935 million in 2017. See the reconciliation of net income/(loss), the most directly comparable GAAP financial measure, to adjusted EBITDA on page 35.

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

▪
We completed the sale-leasebacks of our Milwaukee, Wisconsin and Manchester, Connecticut distribution facilities for net sales prices of $30 million and $68 million, respectively, and recorded net gains of $12 million and $38 million, respectively.

▪
We recorded an impairment charge of $52 million related to management's decision to sell three airplanes. Two of the airplanes were sold during the second quarter of 2018 at their fair value of $12 million and the third airplane was sold during the third quarter of 2018 at its fair value of $8 million.

▪
We completed a multi-year extension of our private-label and co-branded credit card agreement with Synchrony Financial (Synchrony). The amended and restated agreement provides for improved alignment with respect to the marketing and servicing alliance of the program.

▪	Effective October 15, 2018, the Board of Directors elected Jill Soltau as Chief Executive Officer of the Company.

Results of Operations
As of February 4, 2018, we adopted Accounting Standards Codification (ASC) Topic 606 (ASC 606), Revenue from Contracts with Customers, and Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, the prior period results and the related discussion thereto are based on the adjusted operating performance presented below. See Note 3 to the Consolidated Financial Statements for further information.

Three-Year Comparison of Operating Performance

(in millions, except per share data)	2018		2017		2016
			As Adjusted		As Adjusted
Total net sales	$11,664		$12,554		$12,571
Credit income and other	355		319		347
Total revenues	12,019		12,873		12,918
Total net sales percent increase/(decrease) from prior year	(7.1)%	(1)	(0.1)%	(1)	(0.4)%
Comparable store sales increase/(decrease) (2)	(3.1)%		0.1%		0.0%
Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	7,870		8,208		8,097
Selling, general and administrative	3,596		3,845		3,973
Depreciation and amortization	556		570		609
Real estate and other, net	(19)		(146)		(111)
Restructuring and management transition	22		184		26
Total costs and expenses	12,025		12,661		12,594
Operating income/(loss)	(6)		212		324
As a percent of sales	(0.1)%		1.7%		2.6%
Other components of net periodic pension and postretirement benefit cost/(income)	(71)		98		(53)
Loss on extinguishment of debt	23		33		30
Net interest expense	313		325		363
Income/(loss) before income taxes	(271)		(244)		(16)
Income tax (benefit)/expense	(16)		(126)		1
Net income/(loss)	$(255)		$(118)		$(17)
Adjusted EBITDA (3)	$568		$935		$926
Adjusted net income/(loss) (non-GAAP) (3)	$(296)		$31		$(59)
Diluted EPS	$(0.81)		$(0.38)		$(0.06)
Adjusted diluted EPS (non-GAAP) (3)	$(0.94)		$0.10		$(0.19)
Weighted average shares used for diluted EPS	315.7		311.1		308.1

(1)	Includes the effect of the 53rd week in 2017. Excluding sales of $147 million for the 53rd week in 2017, total net sales decreased 6.0% in 2018 and 1.3% in 2017.

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

2018 Compared to 2017

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

	2018	2017
Total net sales (in millions)	$11,664	$12,554
Sales percent increase/(decrease)
Total net sales (1)	(7.1)%	(0.1)%
Comparable store sales (2)	(3.1)%	0.1%
Sales per gross square foot (3)	$122	$127

(1)	Includes the effect of the 53rd week in 2017. Excluding sales of $147 million for the 53rd week in 2017, total net sales decreased 6.0% in 2018 and 1.3% in 2017.

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

Total net sales decreased $890 million in 2018 compared to 2017. The following table provides the components of the net sales decrease:

($ in millions)	2018
Comparable store sales increase/(decrease)	$(364)
Sales related to new and closed stores, net	(394)
Other revenues and sales adjustments (1)	(132)
Total net sales increase/(decrease)	$(890)

(1)	Includes sales of $147 million for the 53rd week in 2017.
As our omnichannel strategy continues to mature, it is increasingly difficult to distinguish between a store sale and an Internet sale. Because we no longer have a clear distinction between store sales and Internet sales, we do not separately report Internet sales. Below is a list of some of our omnichannel activities:

•	Stores increase Internet sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering online.

•	Our website increases store sales as in-store customers have often pre-shopped online before shopping in the store, including verification of which stores have online merchandise in stock.

•	Most Internet purchases are easily returned in our stores.

•	JCPenney Rewards can be earned and redeemed online or in stores.

•	In-store customers can order from our website with the assistance of associates in our stores or they can shop our website from the JCPenney app while inside the store.

•	Customers who utilize the JCPenney app can receive mobile coupons to use when they check out both online or in our stores.

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

For 2018, units per transaction and average unit retail increased, while transaction counts decreased as compared to the prior year. On a geographic basis, all regions experienced comparable store sales decreases for 2018 compared to the prior year. During 2018, our Jewelry merchandise division experienced a comparable store sales increase and all other merchandise divisions experienced sales decreases.

During both 2018 and 2017, private brand merchandise comprised 46% and exclusive brand merchandise comprised 7% of total merchandise sales.

Credit Income and Other
Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony.  Under our agreement, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. For 2018 and 2017, we recognized income of $355 million and $319 million, respectively, pursuant to our agreement with Synchrony.

Cost of Goods Sold
Cost of goods sold, exclusive of depreciation and amortization, increased to 67.5% of sales in 2018, or 210 basis points, compared to 65.4% in 2017. On a dollar basis, cost of goods sold decreased $338 million, or 4.1%, to $7,870 million in 2018 compared to $8,208 million in the prior year. The net 210 basis point increase was primarily driven by planned markdown and pricing actions taken during the year to reduce excess inventory.

SG&A Expenses
SG&A expenses declined $249 million to $3,596 million in 2018 compared to $3,845 million in 2017. These savings were primarily driven by lower store controllable costs, incentive compensation and corporate overhead. As a percent of sales, SG&A expenses were 30.8% compared to 30.6% in the prior year. The net 20 basis point increase was primarily driven by lower leveraging of SG&A expenses as a result of the decrease in net sales.

Depreciation and Amortization Expenses
Depreciation and amortization expense in 2018 decreased $14 million to $556 million, or 2.5%, compared to $570 million in 2017. This decrease is primarily a result of closing store locations.
Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. In addition, during the first quarter of 2014, we entered into the Home Office Land Joint Venture in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas. The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net. During the third quarter of 2018, we sold our interest to the other partner and are no longer a member of the joint venture.

The composition of real estate and other, net was as follows:

($ in millions)	2018	2017
Investment income from Home Office Land Joint Venture	$(4)	$(31)
Net gain from sale of operating assets	(67)	(119)
Impairments	52	—
Other	—	4
Total expense/(income)	$(19)	$(146)

Investment income from the Home Office Land Joint Venture represents our proportional share of net income of the joint venture.

In 2018, we completed the sale-leasebacks of our Milwaukee, Wisconsin and Manchester, Connecticut distribution facilities for net sales prices of $30 million and $68 million, respectively and recognized net gains of $12 million and $38 million, respectively.

In 2017, the net gain from the sale of operating assets primarily related to the sale of our Buena Park, California distribution facility for a net sale price of $131 million and a net gain of $111 million and the sale of excess property.

During 2018, we recorded an impairment charge of $52 million related to management's decision to sell three airplanes. Two of the airplanes were sold during the second quarter of 2018 at their fair value of $12 million and the third airplane was sold during the third quarter of 2018 at its fair value of $8 million.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

($ in millions)	2018	2017
Home office and stores	$13	$176
Management transition	9	—
Other	—	8
Total	$22	$184

In 2018 and 2017, we recorded $13 million and $176 million, respectively, of costs to reduce our store and home office expenses. Costs during 2018 include employee termination benefits of $10 million, store related closing costs of $6 million and a $3 million net gain of the sales of certain closed stores. Costs during 2017, primarily related to the closure of 138 stores, include store closing asset impairments of $77 million, employee termination benefits of $29 million and store related closing costs of $75 million.

We also implemented changes within our management leadership team during 2018 that resulted in management transition costs of $9 million, for both incoming and outgoing members of management.

Operating Income/(Loss)
For 2018, we reported an operating loss of $6 million compared to operating income of $212 million in 2017, which is a decline of $218 million.

Other Components of Net Periodic Pension and Postretirement Benefit Cost/(Income)
Other components of net periodic pension and postretirement benefit cost/(income) was $(71) million in 2018 compared to $98 million in 2017. In February 2017, we announced a Voluntary Early Retirement Program (VERP), which was offered to approximately 6,000 eligible associates. In the first quarter of 2017, we recorded a total charge of approximately $120 million related to the VERP. Charges included $112 million related to special retirement benefits for the approximately 2,800 associates who accepted the VERP and $7 million related to curtailment charges for our pension plans as a result of the reduction in the expected years of future service related to these plans.

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

During the fourth quarter of 2017, we repurchased and retired $40 million aggregate principal amount of our outstanding 2020 Notes resulting in a gain on extinguishment of debt of $2 million.

Net Interest Expense
Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents.  In 2018, Net interest expense was $313 million, a decrease of $12 million, or 3.7%, from $325 million in 2017. The reduction in net interest expense is due to lower debt levels in 2018 compared to 2017.

Income Taxes
Our deferred tax assets, which include the future tax benefits of our net operating loss carryforwards, are subject to a valuation allowance. At February 2, 2019, the federal and state valuation allowances were $553 million and $249 million, respectively. Our deferred tax assets include the impact of re-measurement on U. S. deferred taxes at the lower enacted corporate tax rate resulting from U. S. tax reform enacted in December 2017. Future book pre-tax losses will require additional valuation allowances to offset the deferred tax assets created. Until such time that we achieve sufficient profitability to allow removal of most of our valuation allowance, utilization of our loss carryforwards will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.

Each period we are required to allocate our income tax expense or benefit to continuing operations and other items such as other comprehensive income and stockholder’s equity.  In accordance with these rules, when we have a loss in continuing operations and a gain in other comprehensive income, as arose in 2013, we are required to recognize a tax benefit in continuing operations up to the amount of tax expense that we are required to report in other comprehensive income.  In 2018, we experienced a loss in continuing operations and income in other comprehensive income.  Under the allocation rules, we are only required to recognize the valuation allowance allocable to the tax benefit attributable to losses in each component of comprehensive income.  Accordingly, there is no valuation allowance offsetting a deferred tax benefit attributable to other comprehensive income included in the total valuation allowance of $802 million noted above.

For 2018, we recorded a net tax benefit of $16 million. Tax benefit includes $16 million to adjust the valuation allowance, $1 million for state audit settlements and $11 million related to other comprehensive income offset by tax expense of $4 million related to the amortization of certain indefinite-lived intangible assets, $7 million for federal, state and foreign jurisdictions where loss carryforwards are limited or unavailable and $1 million for state law changes.

For 2017, we recorded a net tax benefit of $126 million. Tax benefit includes $75 million related to the re-measurement of the U. S. net deferred tax liabilities from 35% to 21% tax rate, $3 million to adjust the valuation allowance, $1 million for state audit settlements and $60 million related to other comprehensive income offset by tax expense of $7 million related to the amortization of certain indefinite-lived intangible assets and $6 million for state and foreign jurisdictions where loss carryforwards are limited.

Net Income/(Loss) and Adjusted Net Income/(Loss) (non-GAAP)
In 2018, we reported a loss of $255 million, or $0.81 per share, compared with loss of $118 million, or $0.38 per share, in 2017. Excluding the impact of restructuring and management transition charges, other components of periodic pension and postretirement benefit cost/(income), the loss on extinguishment of debt, the proportional share of net income from joint venture, the tax impact resulting from other comprehensive income allocation, and the impact of tax reform, adjusted net income/(loss) (non-GAAP) was a loss of $296 million, or $0.94 per share, in 2018 compared to income of $31 million, or $0.10 per share, in 2017.

The reduction in net income/(loss) in 2018 was driven primarily by lower operating performance relative to the prior year.

Adjusted EBITDA (non-GAAP)
In 2018, adjusted EBITDA was $568 million, a decline of $367 million for 2018 compared to adjusted EBITDA of $935 million for the prior year.

2017 Compared to 2016

Total Net Sales

	2017		2016
Total net sales (in millions)	$12,554		$12,571
Sales percent increase/(decrease)
Total net sales	(0.1)%	(1)	(4.0)%
Comparable store sales(2)	0.1%		0.0%
Sales per gross square foot(3)	$127		$121

(1)	Includes the effect of the 53rd week in 2017. Excluding sales of $147 million for the 53rd week in 2017, total net sales decreased 1.3% in 2017.

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

Total net sales decreased $17 million in 2017 compared to 2016. The following table provides the components of the net sales decrease:

($ in millions)	2017
Comparable store sales increase/(decrease)	$12
Sales related to new and closed stores, net	(205)
Other revenues and sales adjustments (1)	176
Total net sales increase/(decrease)	$(17)

(1)	Includes sales of $147 million for the 53rd week in 2017.

For 2017, units per transaction increased and average unit retail increased, while transaction counts decreased as compared to the prior year. On a geographic basis, all regions experienced comparable store sales decreases for 2017 compared to the prior year. During 2017, our Home, Jewelry, Sephora and Footwear and Handbags merchandise divisions experienced sales increases. Home, which reflected the addition of 100 new appliance showrooms, experienced the highest sales increase.

During 2017, private brand merchandise comprised 46% of total merchandise sales, as compared to 44% in 2016. During 2017 and 2016, exclusive brand merchandise comprised 7% and 8%, respectively, of total merchandise sales.

Credit Income and Other
Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony.  Under our agreement, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. For 2017 and 2016, we recognized income of $319 million and $347 million, respectively, pursuant to our agreement with Synchrony.

Cost of Goods Sold
Cost of goods sold, exclusive of depreciation and amortization, increased to 65.4% of sales in 2017, or 100 basis points, compared to 2016. On a dollar basis, cost of goods sold increased $111 million, or 1.4%, to $8,208 million in 2017 compared to $8,097 million in the prior year. The net 100 basis point increase was primarily driven by the liquidation of both closed store and slow-moving inventory, higher shrinkage rates and the continued growth in certain lower margin merchandise categories such as major appliances.

SG&A Expenses
SG&A expenses declined $128 million to $3,845 million in 2017 compared to $3,973 million in 2016, primarily due to the closing of 138 stores. As a percent of sales, SG&A expenses were 30.6% compared to 31.6% in the prior year. The net 100 basis point improvement was primarily driven by reductions in store controllable costs and marketing efficiencies, which were partially offset by higher incentive compensation.

Depreciation and Amortization Expense
Depreciation and amortization expense in 2017 decreased $39 million to $570 million, or 6.4%, compared to $609 million in 2016. This decrease was primarily a result of closing 141 store locations in 2017.

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

In 2016, the net gain from the sale of operating assets related to the sale of land surrounding our home office and the sale of excess property.

Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

($ in millions)	2017	2016
Home office and stores	$176	$8
Management transition	—	3
Other	8	15
Total	$184	$26

In 2017 and 2016, we recorded $176 million and $8 million, respectively, of costs to reduce our store and home office expenses. Costs during 2017, primarily related to the closure of 138 stores, included store closing asset impairments of $77 million, employee termination benefits of $29 million and store related closing costs of $75 million. For 2016, the costs relate to employee termination benefits, lease termination costs and impairment charges associated with the closure of 7 department stores.

We also implemented changes within our management leadership team during 2016 that resulted in management transition costs of $3 million. Other miscellaneous restructuring charges of $15 million, primarily related to contract termination and other costs associated with our previous shops strategy, were recorded during 2016.

Operating Income/(Loss)
For 2017, we reported operating income of $212 million compared to operating income of $324 million in 2016, which was a decline of $112 million.

Other Components of Net Periodic Pension and Postretirement Benefit Cost/(Income)
Other components of net periodic pension and postretirement benefit cost/(income) was $98 million in 2017 compared to $(53) million in 2016. In February 2017, we announced a Voluntary Early Retirement Program (VERP), which was offered to approximately 6,000 eligible associates. In the first quarter of 2017, we recorded a total charge of approximately $120 million related to the VERP. Charges included $112 million related to special retirement benefits for the approximately 2,800 associates who accepted the VERP and $7 million related to curtailment charges for our pension plans as a result of the reduction in the expected years of future service related to these plans.

(Gain)/Loss on Extinguishment of Debt
During the second quarter of 2017, we settled cash tender offers with respect to portions of our outstanding 2018 Notes and 2019 Notes, resulting in a loss on extinguishment of debt of $34 million, and amended and restated our $2.35 billion Revolving Credit Facility, which resulted in a loss on extinguishment of debt of $1 million.

During the fourth quarter of 2017, we repurchased and retired $40 million aggregate principal amount of our outstanding 2020 Notes resulting in a gain on extinguishment of debt of $2 million.

During the first quarter of 2016, we repurchased and retired $60 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $4 million.

During the second quarter of 2016, we completed the refinancing of our $2.25 billion five-year senior secured term loan facility with an amended and restated $1.688 billion seven-year senior secured term loan credit facility (2016 Term Loan Facility) and the issuance of $500 million aggregate principal amount of 5.875% Senior Secured Notes due 2023 (Senior Secured Notes), resulting in a loss on extinguishment of debt of $34 million.

Net Interest Expense
In 2017, Net interest expense was $325 million, a decrease of $38 million, or 10.5%, from $363 million in 2016. The reduction in net interest expense is due to lower debt levels in 2017 compared to 2016.

Income Taxes
Our deferred tax assets, which include the future tax benefits of our net operating loss carryforwards, are subject to a valuation allowance. At February 3, 2018, the federal and state valuation allowances were $534 million and $232 million, respectively. Our deferred tax assets include the impact of re-measurement on U. S. deferred taxes at the lower enacted corporate tax rate resulting from U. S. tax reform enacted in December 2017. Future book pre-tax losses will require additional valuation allowances to offset the deferred tax assets created. Until such time that we achieve sufficient profitability to allow removal of most of our valuation allowance, utilization of our loss carryforwards will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.

Each period we are required to allocate our income tax expense or benefit to continuing operations and other items such as other comprehensive income and stockholder’s equity.  In accordance with these rules, when we have a loss in continuing operations and a gain in other comprehensive income, as arose in 2013, we are required to recognize a tax benefit in continuing operations up to the amount of tax expense that we are required to report in other comprehensive income.  In 2017, we experienced a loss in continuing operations and income in other comprehensive income.  Under the allocation rules, we are only required to recognize the valuation allowance allocable to the tax benefit attributable to losses in each component of comprehensive income.  Accordingly, there is no valuation allowance offsetting a deferred tax benefit attributable to other comprehensive income included in the total valuation allowance of $766 million noted above.

For 2017, we recorded a net tax benefit of $126 million. Tax benefit includes $75 million related to the re-measurement of the U. S. net deferred tax liabilities from 35% to 21% tax rate, $3 million to adjust the valuation allowance, $1 million for state audit settlements and $60 million related to other comprehensive income offset by tax expense of $7 million related to the amortization of certain indefinite-lived intangible assets and $6 million for state and foreign jurisdictions where loss carryforwards are limited.

For 2016, we recorded a net tax expense of $1 million. Tax expense included $7 million related to the amortization of certain indefinite-lived intangible assets, $9 million for state and foreign jurisdictions where loss carryforwards are limited or unavailable offset by tax benefits of $1 million to adjust the valuation allowance, $2 million for state audit settlements and $12 million related to other comprehensive income.

Net Income/(Loss) and Adjusted Net Income/(Loss)
In 2017, we reported a loss of $118 million, or $0.38 per share, compared with a loss of $17 million, or $0.06 per share, in 2016. Excluding the impact of restructuring and management transition charges, other components of net periodic pension and postretirement benefit cost/(income), the loss on extinguishment of debt, the net gain on sale of non-operating assets, the proportional share of net income from joint venture and the tax impact resulting from other comprehensive income allocation, and the impact of tax reform, adjusted net income/(loss) (non-GAAP) was income of $31 million, or $0.10 per share, in 2017 compared to a loss of $59 million, or $0.19 per share, in 2016.

The reduction in net income/(loss) in 2017 was driven primarily by restructuring charges associated with the 2017 store closures and the VERP.

Adjusted EBITDA (non-GAAP)
In 2017, adjusted EBITDA was $935 million, an increase of $9 million for 2017 compared to adjusted EBITDA of $926 million for the prior year.

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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, other components of net periodic pension and postretirement benefit cost/(income), the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture), the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps and the impact of tax reform. Unlike other operating expenses, restructuring and management transition charges, the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from the Home Office Land Joint Venture, the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps and the impact of tax reform are not directly related to our ongoing core business operations, which consist of selling merchandise and services to consumers through our department stores and our website at jcpenney.com. Further, our non-GAAP adjustments are for non-operating associated activities such as closed store impairments included in restructuring and management transition charges and such as joint venture earnings from the sale of excess land included in the proportional share of net income from our Home Office Land Joint Venture. Additionally, other components of net periodic pension and postretirement benefit cost/(income) which is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, other components of net periodic pension and postretirement benefit cost/(income), the loss on extinguishment of debt, the net gain on the sale of non-operating assets, certain net gains, the proportional share of net income from the Home Office Land Joint Venture, the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps and the impact of tax reform on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which is a non-GAAP financial measure:

($ in millions)	2018	2017	2016	2015	2014
Net income/(loss) from continuing operations	$(255)	$(118)	$(17)	$(513)	$(717)
Add: Net interest expense	313	325	363	405	406
Add: Loss on extinguishment of debt	23	33	30	10	34
Add: Income tax expense/(benefit)	(16)	(126)	1	9	23
Add: Depreciation and amortization	556	570	609	616	631
Add: Restructuring and management transition charges	22	184	26	84	87
Add: Other components of net periodic pension and postretirement benefit cost/(income)	(71)	98	(53)	93	(109)
Less: Net gain on the sale of non-operating assets	—	—	(5)	(9)	(25)
Less: Proportional share of net income from home office land joint venture	(4)	(31)	(28)	(41)	(53)
Less: Certain net gains	—	—	—	—	(88)	(1)
Adjusted EBITDA (non-GAAP)	$568	$935	$926	$654	$189

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

Adjusted Net Income/(Loss) and Adjusted Diluted EPS from Continuing Operations. The following table reconciles net income/(loss) and diluted EPS from continuing operations, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS from continuing operations, non-GAAP financial measures:

($ in millions, except per share data)	2018		2017		2016		2015		2014
Net income/(loss) (GAAP) from continuing operations	$(255)		$(118)		$(17)		$(513)		$(717)
Diluted EPS (GAAP) from continuing operations	$(0.81)		$(0.38)		$(0.06)		$(1.68)		$(2.35)
Add: Restructuring and management transition charges	22		184		26		84		87
Add: Other components of net periodic pension and postretirement benefit cost/(income)	(71)		98		(53)		93		(109)
Add: Loss on extinguishment of debt	23		33		30		10		34
Less: Net gain on the sale of non-operating assets	—		—		(5)		(9)		(25)
Less: Proportional share of net income from home office land joint venture	(4)		(31)		(28)		(41)		(53)
Less: Certain net gains	—		—		—		—		(88)	(1)
Less: Aggregate tax impact related to the above adjustments	—	(2)	—	(2)	—	(2)	—	(2)	2	(3)
Less: Tax impact resulting from other comprehensive income allocation	(11)	(4)	(60)	(4)	(12)	(4)	—		—
Less: Impact of tax reform	—		(75)		—		—		—
Adjusted net income/(loss) (non-GAAP) from continuing operations	$(296)		$31		$(59)		$(376)		$(869)
Adjusted diluted EPS (non-GAAP) from continuing operations	$(0.94)		$0.10		$(0.19)		$(1.23)		$(2.85)

(1)
Represents the net gain on the sale of one department store location and the net gain recognized on a payment received from a landlord to terminate an existing lease prior to its original expiration date.

(2)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

(3)	Tax effect represents state taxes payable in separately filing states related to the sale of assets

(4)
Represents the tax benefits related to the allocation of tax expense to other comprehensive income items, including the amortization of actuarial losses and prior service costs related to the Primary Pension Plan and the results of our annual remeasurement of our pension plans.

Financial Condition and Liquidity
Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our Revolving Credit Facility. During 2018, we executed the following transactions:

•
We completed the sale-leasebacks of our Milwaukee, Wisconsin and Manchester, Connecticut distribution facilities for net sales prices of $30 million and $68 million, respectively, and recorded net gains of $12 million and $38 million, respectively.

•
On March 12, 2018, JCP issued $400 million aggregate principal amount of senior secured second priority notes due 2025 with a 8.625% rate (2025 Notes). The net proceeds from the 2025 Notes were used for the tender consideration for JCP's contemporaneous cash tender offers for $125 million aggregate principal amount of its 2019 Notes and $250 million aggregate principal amount of its 2020 Notes.

We ended the year with $333 million of cash and cash equivalents, a decrease of $125 million from the prior year. As of the end of 2018, based on our borrowing base and amounts reserved for outstanding standby letters of credit, we had $1,530 million available for future borrowings under the Revolving Credit Facility, providing total available liquidity of approximately $1.9 billion.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	2018	2017	2016
Cash and cash equivalents	$333	$458	$887
Merchandise inventory	2,437	2,803	2,896
Property and equipment, net	3,938	4,281	4,599

Total debt and other financing obligations (1)	4,020	4,232	4,836
Stockholders’ equity	1,170	1,383	1,360
Total capital	5,190	5,615	6,196
Maximum capacity under our Revolving Credit Facility	2,350	2,350	2,350
Cash flow from operating activities	359	454	334
Free cash flow (non-GAAP) (2)	111	213	3
Capital expenditures	392	395	427
Ratios:
Debt-to-total capital (3)	77.5%	75.4%	78.1%
Cash-to-debt (4)	8.3%	10.8%	18.3%

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

($ in millions)	2018	2017	2016	2015	2014
Net cash provided by/(used in) operating activities (GAAP)	$359	$454	$334	$440	$239
Less:
Capital expenditures	(392)	(395)	(427)	(320)	(252)
Plus:
Proceeds from sale of operating assets	144	154	96	11	70
Free cash flow (non-GAAP)	$111	$213	$3	$131	$57

Net cash provided by/(used in) investing activities (1)	$(244)	$(229)	$(316)	$(296)	$(142)
Net cash provided by/(used in) financing activities	$(240)	$(654)	$(31)	$(562)	$(294)

(1)	Net cash provided by/(used in) investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.

During 2018, free cash flow decreased $102 million to an inflow of $111 million compared to an inflow of $213 million in 2017. Free cash flow declined primarily due to lower operating performance in 2018 when compared to 2017.

Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings and inventory levels.

In 2018, cash flow from operating activities was an inflow of $359 million, a decrease of $95 million compared to an inflow of $454 million during the same period in the prior year. Our net loss for 2018 of $255 million included significant charges and credits that did not impact operating cash flow, including depreciation and amortization, certain restructuring and management transition charges, loss on extinguishment of debt, benefit plans, the sale of operating assets and stock-based compensation. Overall, the decrease in cash from operations was primarily due to lower operating performance. In addition, during 2018, we received an aggregate cash distribution of $4 million from the Home Office Land Joint Venture, of which $1 million was included in operating activities and $3 million was classified as investing activities, as it was considered a return of investment as the aggregate cash distribution exceeded our proportional share of the cumulative earnings of the joint venture by this amount. Cash flows from operating activities also included construction allowances from landlords of $23 million, which provided additional cash that was used to fund a portion of our capital expenditures in investing activities.
Merchandise inventory decreased $366 million to $2,437 million, or 13.1%, as of the end of 2018 compared to $2,803 million as of the end of 2017. Inventory turns for 2018, 2017 and 2016 were 2.75, 2.73 and 2.59, respectively.  Merchandise accounts payable decreased $126 million at the end of 2018 compared to 2017.

In 2017, cash flow from operating activities was an inflow of $454 million, an increase of $120 million compared to an inflow of $334 million during the prior year. Our net loss as of the end of 2017 of $118 million included significant charges and credits that did not impact operating cash flow, including depreciation and amortization, certain restructuring charges, loss on extinguishment of debt, benefit plans, the sale of operating and non-operating assets and stock-based compensation. Overall, the increase in cash from operations was driven primarily by our improved inventory position. In addition, during 2017 we received an aggregate cash distribution of $40 million from the Home Office Land Joint Venture of which $31 million was included in operating activities and $9 million was classified as investing activities as it was considered a return of investment as the aggregate cash distribution exceeded our proportional share of the cumulative earnings of the joint venture by this amount. Cash flows from operating activities also included construction allowances from landlords of $20 million, which provided additional cash that was used to fund a portion of our capital expenditures in investing activities.

Investing Activities
In 2018, investing activities was a cash outflow of $244 million compared to an outflow of $229 million for 2017. The increase in the cash outflow from investing activities was primarily a result of lower proceeds from the sale of operating assets.

For 2018, capital expenditures were $392 million. At the end of the year, we also had an additional $43 million of accrued capital expenditures, which will be paid in subsequent periods. The capital expenditures for 2018 related primarily to investments in our store environment and store facility improvements, including investments in 27 new Sephora inside JCPenney stores and investments in information technology in both our home office and stores. We received construction allowances from landlords of $23 million in 2018, which are classified as operating activities, to fund a portion of the capital expenditures related to store leasehold improvements. These funds have been recorded as deferred rent credits in the Consolidated Balance Sheets and are amortized as an offset to rent expense. Additionally, we received net cash proceeds of $30 million and $68 million, respectively for the sale-leasebacks of our Milwaukee, Wisconsin and Manchester, Connecticut distribution facilities.
In 2017, investing activities was a cash outflow of $229 million compared to an outflow of $316 million for 2016. The decrease in the cash outflow from investing activities was primarily a result of lower capital expenditures and the increase in proceeds from the sale of operating assets.
For 2017, capital expenditures were $395 million. At the end of the year, we also had an additional $58 million of accrued capital expenditures, which were paid in 2018. The capital expenditures for 2017 related primarily to investments in our store environment and store facility improvements, including investments in 70 new and 32 expanded Sephora inside JCPenney stores, the roll out of 100 new appliance showrooms and investments in information technology in both our home office and stores. We also received construction allowances from landlords of $20 million in 2017. Additionally, we received net cash proceeds of $131 million for the sale of our Buena Park, California distribution facility.

The following provides a breakdown of capital expenditures:

($ in millions)	2018	2017	2016
Store renewals and updates	$141	$178	$240
Capitalized software	129	123	100
New and relocated stores	13	5	17
Technology and other	109	89	70
Total	$392	$395	$427

We expect our investment in capital expenditures for 2019 to be approximately $300 to $325 million, net of construction allowances from landlords, which will relate primarily to store environment investments and information technology. Our plan is to fund these expenditures with cash flow from operations and existing cash and cash equivalents.

Financing Activities
In 2018, cash flows from financing activities were an outflow of $240 million compared to an outflow of $654 million for the same period in the prior year.

During 2018, we issued $400 million aggregate principal amount of senior secured second priority notes due 2025 and incurred $7 million in related issuance costs and paid $395 million to settle cash tender offers with respect to portions of our outstanding 2019 Notes and 2020 Notes. Additionally, we paid $190 million to retire outstanding debt at maturity and we paid $42 million in required principal payments on outstanding debt and $6 million in required payments on our capital leases, financing obligation and note payable.

During 2017, we paid $334 million to settle cash tender offers with respect to portions of our outstanding 2018 Notes and 2019 Notes. Additionally, we repurchased and retired $40 million aggregate principal amount of our 2020 Notes, repaid $220 million of debt at maturity and repaid $16 million on our capital leases and note payable.

Cash Flow and Financing Outlook
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our Revolving Credit Facility.  Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. For 2019, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically.

2017 Credit Facility
The Company has a $2,350 million Revolving Credit Facility. As of the end of 2018, we had no borrowings outstanding under the Revolving Credit Facility. In addition, as of the end of 2018, based on our borrowing base, we had $1,685 million available for borrowing under the facility, of which $155 million was reserved for outstanding standby letters of credit, none of which have been drawn on, leaving $1,530 million for future borrowings. The applicable rate for standby and import letters of credit were 1.75% and 0.875%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Credit Facility.
Credit Ratings
Our credit ratings and outlook as of March 15, 2019 were as follows:

	Corporate	Outlook
Fitch Ratings	B-	Stable
Moody’s Investors Service, Inc.	B3	Stable
Standard & Poor’s Ratings Services	CCC+	Negative

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

Contractual Obligations and Commitments
Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of February 2, 2019 is presented in the following table.

($ in millions)	Total	Less Than 1 Year		1 - 3 Years	3 - 5 Years	More Than 5 Years
Recorded contractual obligations:
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and note payable	$3,856	$92		$194	$1,967	$1,603
Capital leases, financing obligation and note payable	264	21		38	38	167
Unrecognized tax benefits (1)	35	2		—	—	33
Contributions to non-qualified supplemental retirement plans (2)	146	30		48	16	52
	$4,301	$145		$280	$2,021	$1,855
Unrecorded contractual obligations:
Interest payments on long-term debt (3)	$4,605	$245	(4)	$466	$406	$3,488
Operating leases (5)	2,440	190		341	283	1,626
Standby and import letters of credit (6)	155	155		—	—	—
Surety bonds (7)	67	67		—	—	—
Contractual obligations (8)	181	92		88	1	—
Purchase orders (9)	1,792	1,792		—	—	—
	$9,240	$2,541		$895	$690	$5,114
Total	$13,541	$2,686		$1,175	$2,711	$6,969

(1)
Represents management’s best estimate of the payments related to tax reserves for uncertain income tax positions. Based on the nature of these liabilities, the actual payments in any given year could vary significantly from these amounts. See Note 19 to the Consolidated Financial Statements.

(2)	Represents expected cash payments through 2028.

(3)
Includes interest expense related to our 2016 Term Loan Facility of $364 million that was calculated using its interest rate as of February 2, 2019 for the anticipated amount outstanding each period, which assumes the required principal payments for the loan remain the same each quarter.

(4)	Includes $71 million of accrued interest that is included in our Consolidated Balance Sheet at February 2, 2019.

(5)
Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably assured. Future minimum lease payments have not been reduced for sublease income.

(6)
Standby letters of credit, which totaled $155 million, are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims and to support our merchandise initiatives. There were no outstanding import letters of credit at February 2, 2019.

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

Permanent markdowns and markdown accruals are designated for clearance activity and are recorded at the point of decision, when the utility of inventory has diminished, versus the point of sale. Factors considered in the determination of permanent markdowns and markdown accruals include current and anticipated demand, customer preferences, age of the merchandise and style trends. Under RIM, permanent markdowns and markdown accruals result in the devaluation of inventory and the corresponding increase to cost of goods sold is recognized in the period the decision to execute the markdown is made. Shrinkage accruals are estimated as a percent of sales for a given period based on physical inventories or cycle count activities. Physical inventory counts for stores are taken at least annually and cycle count activities for distribution centers and regional warehouses are executed on a daily basis. Inventory records and shrinkage accruals are adjusted appropriately based on the actual results from physical inventories and cycle counts. The shrinkage rate from the most recent physical inventory and cycle count activity, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle or cycle count activity. Historically, our actual physical inventory and cycle counts results have shown our estimates to be reliable. Based on prior experience, we do not believe that the actual results will differ significantly from the assumptions used in these estimates.

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

We recognize impairment losses in the earliest period that it is determined a loss has occurred. The carrying value is adjusted to the new carrying value and any subsequent increases in fair value are not recorded. If it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset. Impairment losses totaling $52 million in 2018 related to the Company's three airplanes that were sold during the year were recorded in the Consolidated Statement of Operations in the line item Real estate and other, net. Impairment losses totaling $77 million in 2017 that related to the Company's closure of 138 stores were recorded in the Consolidated Statement of Operations in the line item Restructuring and management transition.

While we do not believe there is a reasonable likelihood that there will be a material change in our estimates or assumptions used to calculate long-lived asset impairments, if actual results are not consistent with our current estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Indefinite-Lived Assets
We assess the recoverability of indefinite-lived intangible assets at least annually during the fourth quarter of our fiscal year or whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. For our 2018 annual impairment test, we tested our indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.  Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in company-specific risk factors. Royalty rates are established by management based on comparable trademark licensing agreements in the market.  Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant weighted average cost of capital and long-term growth rates.

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

The following table reflects our expected rate of return and discount rate assumptions:

	2018	2017	2016
Expected return on plan assets	6.50%	6.50%	6.75%
Discount rate for pension expense	3.98%	4.40%	4.73%
Discount rate for pension obligation	4.33%	3.98%	4.40%

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

For 2018, the discount rate to measure pension expense was 3.98% compared to 4.40% in 2017. The discount rate to measure the pension obligations increased to 4.33% as of February 2, 2019 from 3.98% as of February 3, 2018.

Sensitivity
The sensitivity of pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in pension expense of approximately $15 million. An increase in the discount rate of one-half of one percent would increase the 2019 pension expense by approximately $6 million and a decrease in the discount rate of one-half of one percent would decrease pension expense by approximately $7 million.

Pension Funding
Funding requirements for our Primary Pension Plan are determined under Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006. As a result of the funded status of the Primary Pension Plan, we are not required to make cash contributions in 2019.
Recent Accounting Pronouncements

Refer to Note 4 to the Consolidated Financial Statements for discussion of recent accounting pronouncements.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. Words such as "expect" and similar expressions identify forward-looking statements, which include, but are not limited to, statements regarding sales, cost of goods sold, selling, general and administrative expenses, earnings, cash flows and liquidity. Forward-looking statements are based only on the Company's current assumptions and views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company's control, that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer confidence and spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell us merchandise on a timely basis or at all, trade restrictions, the ability to monetize non-core assets on acceptable terms, the ability to implement our strategic plan including our omnichannel initiatives, customer acceptance of our strategies, our ability to attract, motivate and retain key executives and other associates, the impact of cost reduction initiatives, our ability to generate or maintain liquidity, implementation of new systems and platforms, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, disruptions and congestion at ports through which we import goods, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, the ability of the federal government to fund and conduct its operations, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, legal and regulatory proceedings and the Company's ability to access the debt or equity markets on favorable terms or at all. There can be no assurances that the Company will achieve expected results, and actual results may be materially less than expectations. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. For additional discussion on risks and uncertainties, see Part I, Item 1A, Risk Factors, above. We intend the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and do not undertake to update or revise such statements as more information becomes available.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
All of our outstanding notes and debentures as of February 2, 2019 are at fixed interest rates and would not be affected by interest rate changes. The Revolving Credit Facility borrowings under the 2017 Credit Facility are affected by interest rate changes. As of February 2, 2019, we had no borrowings outstanding under the Revolving Credit Facility.
The Company's 2016 Term Loan Facility bears interest at a variable rate of LIBOR plus 4.25%. To manage the fluctuation of interest, the Company entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges. The Company entered into additional interest rate swap agreements with notional amounts totaling $750 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements have a weighted-average fixed rate of 3.135%, are effective from May 7, 2020 to May 7, 2025 and have been designated as cash flow hedges. Accordingly, a 100 basis point increase in LIBOR interest rates would result in additional annual interest expense of $16 million under the 2016 Term Loan Facility and $13 million in less annual interest expense under the interest rate swap agreements.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of assets in our Primary Pension Plan. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.
Item 8. Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page 57.
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

Management’s Report on Internal Control over Financial Reporting

The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The management of our Company has assessed the effectiveness of our Company’s internal control over financial reporting as of February 2, 2019. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013). Based on its assessment, the management of our Company believes that, as of February 2, 2019, our Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our Company’s internal control over financial reporting. Their report follows.

Changes in Internal Control over Financial Reporting

There were no changes in our Company’s internal control over financial reporting during the fourth quarter ended February 2, 2019 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
J. C. Penney Company, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited J. C. Penney Company, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated March 19, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 19, 2019

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Board Committees–Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1 - Election of Directors” in our definitive proxy statement for 2019, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

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
Item 11. Executive Compensation

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2018,” “Outstanding Equity Awards at Fiscal Year-End 2018,” “Option Exercises and Stock Vested for Fiscal 2018,” “Nonqualified Deferred Compensation for Fiscal 2018,” “Potential Payments and Benefits on Termination of Employment,” “Director Compensation for Fiscal 2018,” and “CEO Pay Ratio” in our Company’s definitive proxy statement for 2019, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to beneficial ownership of our Company’s common stock is included under the caption “Beneficial Ownership of Common Stock” and with respect to equity compensation plans is included under the caption "Equity Compensation Plan(s) Information" in our Company’s definitive proxy statement for 2019, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included under the captions “Policies and Procedures with Respect to Related Person Transactions” and “Board Independence” in our Company’s definitive proxy statement for 2019, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in our Company’s definitive proxy statement for 2019, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:
1. Consolidated Financial Statements:
The Consolidated Financial Statements of J. C. Penney Company, Inc. and subsidiaries are listed in the accompanying "Index to Consolidated Financial Statements" on page 57.
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
		10-K	001-00777	4(c)	4/19/1994
4.4	Third Supplemental Indenture, dated as of March 7, 1986, between JCP and U.S. Bank National Association, Trustee (formerly First Trust of California, National Association, as Successor Trustee to Bank of America National Trust and Savings Association)	10-K	001-15274	4.4	3/19/2018
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

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
4.10	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994	10-Q	001-15274	4	9/6/2002
4.11	Indenture, dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and Wilmington Trust, National Association	8-K	001-15274	4.1	9/15/2014
4.12	First Supplemental Indenture (including the form of Note), dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., and Wilmington Trust, National Association	8-K	001-15274	4.2	9/15/2014
4.13	Indenture (including the form of Note), dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association	8-K	001-15274	4.1	6/24/2016
4.14	Amended and Restated Rights Agreement, dated as of January 27, 2014, by and between J. C. Penney Company, Inc. and Computershare Inc., as Rights Agent	8-K	001-15274	4.1	1/28/2014
4.15	First Amendment to the Amended and Restated Rights Agreement, dated as of January 23, 2017, by and between J. C. Penney Company, Inc. and Computershare Inc., as Rights Agent	8-K	001-15274	4.1	1/23/2017
4.16	Indenture (including the form of Note), dated as of March 12, 2018, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association	8-K	001-15274	4.1	3/14/2018
10.1	Credit Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Revolving Agent and Swingline Lender, Bank of America, N.A., as Term Agent, Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Collateral Agents and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	6/23/2014
10.2	Amendment No. 1 to Credit Agreement dated as of December 10, 2015 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the guarantors party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Revolving Agent, Bank of America, N.A., as Term Agent, Wells Fargo Bank, National Association and Bank of America, N.A., as co-collateral agents, and the lenders party thereto.	8-K	001-15274	10.1	12/11/2015
10.3	Amendment No. 2 to Credit Agreement, dated as of June 20, 2017, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	001-15274	10.1	6/21/2017
10.4	Guarantee and Collateral Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and Wells Fargo Bank, National Association, as Administrative Agent	8-K	001-15274	10.2	6/23/2014
10.5	Restatement Agreement, dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-15274	10.1	6/24/2016
10.6	Amended and Restated Pledge and Security Agreement, dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as collateral agent	8-K	001-15274	10.2	6/24/2016

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.7	Intercreditor and Collateral Cooperation Agreement, dated as of June 23, 2016, among Wells Fargo Bank, National Association, as representative for the ABL secured parties, Wilmington Trust, National Association, as representative for the term loan/notes secured parties, J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and the subsidiary guarantors party thereto	8-K	001-15274	10.3	6/24/2016
10.8	Pari Passu Intercreditor Agreement, dated as of June 23, 2016, among Wilmington Trust, National Association, as collateral agent, Wilmington Trust, National Association, as trustee, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-15274	10.4	6/24/2016
10.9	Pledge and Security Agreement, dated as of March 12, 2018, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as collateral agent	8-K	001-15274	10.1	3/14/2018
10.10	Representative Joinder Agreement No. 1, dated as of March 12, 2018, to the Intercreditor and Collateral Cooperation Agreement, dated as of June 23, 2016, among Wells Fargo Bank, National Association, as representative for the ABL secured parties, Wilmington Trust, National Association, as representative for the term loan/notes secured parties, J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and the subsidiary guarantors party thereto	8-K	001-15274	10.2	3/14/2018
10.11	Junior Priority Intercreditor Agreement, dated as of March 12, 2018, between Wilmington Trust, National Association, as representative for the first lien secured parties, and Wilmington Trust, National Association, as representative for the junior lien secured parties	8-K	001-15274	10.3	3/14/2018
10.12	Amendment No. 3 to Credit Agreement, dated as of March 8, 2018, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, revolving agent and collateral agent, and the lenders party thereto	8-K	001-15274	10.4	3/14/2018
10.13	Amended and Restated Credit Card Program Agreement by and Between J. C. Penney Corporation, Inc. and Synchrony Bank dated as of October 5, 2018	10-Q	001-15274	10.1	11/28/2018
10.14**	J. C. Penney Company, Inc. Directors’ Equity Program Tandem Restricted Stock Award/Stock Option Plan	10-K	001-00777	10(k)	4/24/1989
10.15**	J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	Def. Proxy Stmt.	001-00777	B	4/20/1993
10.16**	February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors’ Equity Plan	10-K	001-00777	10(ii)(m)	4/18/1995
10.17**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	4/25/1990
10.18**	J. C. Penney Company, Inc. 1997 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	A	4/11/1997
10.19**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	4/11/2001
10.20**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan, as amended through 12/10/2008	10-K	001-15274	10.65	3/31/2009
10.21**	J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/31/2009
10.22**	J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/28/2012
10.23**	J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/21/2014

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.24**	J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/23/2016
10.25**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated effective July 1, 2007	10-Q	001-15274	10.1	9/12/2007
10.26**	Form of Notice of Restricted Stock Award - Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	2/15/2005
10.27**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	5/24/2005
10.28**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005
10.29**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	9/26/2007
10.30**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective December 3, 2013	10-Q	001-15274	10.3	12/5/2013
10.31**	JCP Form of Termination Pay Agreement	8-K	001-15274	10.2	5/21/2015
10.32**	JCP Form of Executive Termination Pay Agreement. as amended and restated effective December 17, 2015	10-K	001-15274	10.33	3/16/2016
10.33**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	5/19/2006
10.34**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	5/19/2006
10.35**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	2/15/2005
10.36**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.3	5/19/2006
10.37**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	5/19/2006
10.38**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/15/2007
10.39**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/7/2008
10.40**	JCP 2009 Change in Control Plan	10-K	001-15274	10.60	3/31/2009
10.41**	J. C. Penney Corporation, Inc. Change in Control Plan, effective January 10, 2011	8-K	001-15274	10.1	6/14/2011
10.42**	Form of Indemnification Trust Agreement between JCP and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended March 30, 1987	10-K	001-15274	10.47	3/19/2018
10.43**	Second Amendment to Indemnification Trust Agreement between JCP and JPMorgan Chase Bank, effective as of January 27, 2002	10-K	001-15274	10.53	3/31/2009
10.44**	Third Amendment to Indemnification Trust Agreement between Company, JCP and JPMorgan Chase Bank, effective as of June 1, 2008	10-Q	001-15274	10.2	9/10/2008
10.45**	Fourth Amendment to Indemnification Trust Agreement between Company, JCP and SunTrust Bank, dated as of October 5, 2016	10-Q	001-15274	10.1	11/30/2016
10.46**	Form of Indemnification Agreement between Company, JCP and individual Indemnitees, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	4/25/2002
10.47**	Special Rules for Reimbursements Subject to Code Section 409A under Indemnification Agreement between Company, JCP and individual Indemnitees, adopted December 9, 2008	10-K	001-15274	10.56	3/31/2009

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.48**	JCP Mirror Savings Plan, amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.61	3/31/2009
10.49**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008 and as further amended through December 10, 2008	10-K	001-15274	10.62	3/31/2009
10.50**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.2	9/9/2009
10.51**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.4	9/9/2009
10.52**	Amended and Restated J. C. Penney Corporation, Inc., Management Incentive Compensation Program, effective January 29, 2017	10-K	001-15274	10.55	3/24/2017
10.53**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.80	3/20/2013
10.54**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.82	3/20/2013
10.55**	Form of Notice of 2014 Performance-Contingent Stock Option Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.2	3/24/2014
10.56**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.4	6/4/2015
10.57**	Form of Notice of Stock Option Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.5	6/4/2015
10.58**	Form of Notice of Performance Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.6	6/4/2015
10.59**	Notice of Restricted Stock Unit Grant for Andrew Drexler	10-K	001-15274	10.71	3/16/2016
10.60**	Notice of Stock Option Grant for Andrew Drexler	10-K	001-15274	10.72	3/16/2016
10.61**	Form of Stock Option Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-K	001-15274	10.73	3/16/2016
10.62**	Form of Restricted Stock Unit Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-K	001-15274	10.74	3/16/2016
10.63**	Form of Performance Unit Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.1	5/31/2016
10.64**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	10-Q	001-15274	10.2	8/30/2016
10.65**	Form of Restricted Stock Unit Grant Agreement under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	10-Q	001-15274	10.1	06/7/2017
10.66**	Form of Performance Unit Grant Agreement under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	10-Q	001-15274	10.2	06/7/2017
10.67**	Form of Stock Option Grant Agreement under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	10-Q	001-15274	10.3	06/7/2017
10.68**	Form of Executive Termination Pay Agreement, effective September 14, 2018	10-Q	001-15274	10.2	11/28/2018
10.69**	Form of Cash Retention Award Agreement	10-Q	001-15274	10.1	9/5/2018
10.70**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2018 Long-Term Incentive Plan	10-Q	001-15274	10.2	9/5/2018
10.71**	Form of Restricted Stock Unit Grant Agreement under the J. C. Penney Company, Inc. 2018 Long-Term Incentive Plan	10-Q	001-15274	10.3	9/5/2018
10.72**	Form of Performance Cash Grant Agreement under the J. C. Penney Corporation, Inc. Management Incentive Compensation Program	10-Q	001-15274	10.5	5/30/2018
10.73**	Letter Agreement dated September 29, 2018 between J. C. Penney Company, Inc. and Jill A. Soltau	8-K	001-15274	10.1	10/2/2018

Incorporated by Reference
Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.74**	Executive Termination Pay Agreement dated September 29, 2018 between J. C. Penney Company, Inc. and Jill A. Soltau	8-K	001-15274	10.2	10/2/2018
10.75**	Employment Agreement dated October 29, 2018 between J. C. Penney Corporation, Inc. and Michael Fung	8-K	001-15274	10.1	10/29/2018
21	Subsidiaries of the Registrant					†
23	Consent of Independent Registered Public Accounting Firm					†
24	Power of Attorney					†
31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

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

J. C. PENNEY COMPANY, INC.
(Registrant)

By /s/ Andrew S. Drexler
Andrew S. Drexler
Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)

Date:	March 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Jill Soltau*	Chief Executive Officer; Director (principal executive officer)	March 19, 2019
Jill Soltau

Michael Fung*	Interim Executive Vice President, Chief Financial Officer (principal financial officer)	March 19, 2019
Michael Fung

/s/ Andrew S. Drexler	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	March 19, 2019
Andrew S. Drexler

Ronald W. Tysoe*	Chairman of the Board; Director	March 19, 2019
Ronald W. Tysoe

Paul J. Brown*	Director	March 19, 2019
Paul J. Brown

Amanda Ginsberg*	Director	March 19, 2019
Amanda Ginsberg

Wonya Y. Lucas*	Director	March 19, 2019
Wonya Y. Lucas

B. Craig Owens*	Director	March 19, 2019
Craig Owens

Lisa A. Payne*	Director	March 19, 2019
Lisa A. Payne

Signatures	Title	Date

Debora A. Plunkett*	Director	March 19, 2019
Debora A. Plunkett

Leonard H. Roberts*	Director	March 19, 2019
Leonard H. Roberts

Javier G. Teruel*	Director	March 19, 2019
Javier G. Teruel

R. Gerald Turner*	Director	March 19, 2019
R. Gerald Turner

*By:	/s/ Andrew S. Drexler
Andrew S. Drexler
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
J. C. Penney Company, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for its revenue from contracts with customers effective February 4, 2018 due to the adoption of Accounting Standard Codification Topic 606, Revenue from Contracts with Customers.
As discussed in Note 2 to the consolidated financial statements, the Company elected to change its method of accounting for merchandise inventories for its Internet operations from the lower of standard cost (representing average vendor cost) or net realizable value to the lower of cost or market determined by the retail inventory method during the fiscal year-ended February 3, 2018.
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
Dallas, Texas
March 19, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	2018	2017	2016
		As Adjusted	As Adjusted
Total net sales	$11,664	$12,554	$12,571
Credit income and other	355	319	347
Total revenues	12,019	12,873	12,918

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	7,870	8,208	8,097
Selling, general and administrative (SG&A)	3,596	3,845	3,973
Depreciation and amortization	556	570	609
Real estate and other, net	(19)	(146)	(111)
Restructuring and management transition	22	184	26
Total costs and expenses	12,025	12,661	12,594
Operating income/(loss)	(6)	212	324
Other components of net periodic pension and postretirement benefit cost/(income)	(71)	98	(53)
Loss on extinguishment of debt	23	33	30
Net interest expense	313	325	363
Income/(loss) before income taxes	(271)	(244)	(16)
Income tax expense/(benefit)	(16)	(126)	1
Net income/(loss)	$(255)	$(118)	$(17)
Earnings/(loss) per share:
Basic	$(0.81)	$(0.38)	$(0.06)
Diluted	(0.81)	(0.38)	(0.06)
Weighted average shares – basic	315.7	311.1	308.1
Weighted average shares – diluted	315.7	311.1	308.1

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

($ in millions)	2018	2017	2016
		As Adjusted	As Adjusted
Net income/(loss)	$(255)	$(118)	$(17)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Net actuarial gain/(loss) arising during the period (1)	38	67	1
Prior service credit/(cost) arising during the period (2)	—	—	5
Reclassification of net actuarial (gain)/loss from a settlement (3)	4	8	—
Reclassification for net actuarial (gain)/loss (4)	(2)	16	1
Reclassification for amortization of prior service (credit)/cost (5)	4	4	—
Reclassification of prior service (credit)/cost from a curtailment (6)	—	3	—
Cash flow hedges
Gain/(loss) on interest rate swaps (7)	(9)	6	3
Reclassification for periodic settlements (8)	(2)	7	8
Foreign currency translation
Unrealized gain/(loss)	(1)	2	—
Total other comprehensive income/(loss), net of tax	32	113	18
Total comprehensive income/(loss), net of tax	$(223)	$(5)	$1

(1)	Net of $(10) million in tax in 2018, $(36) million in tax in 2017 and $(1) million in tax in 2016. For 2017, the amount includes a $27 million pre-tax gain related to curtailment.

(2)	Net of $0 million in tax in 2018, $0 million in tax in 2017 and $(3) million in tax in 2016.

(3)
Net of $(3) million and $(5) million in tax in 2018 and 2017, respectively. Pre-tax amounts of $7 million and $13 million were recognized in Other components of net periodic pension and postretirement benefit cost/(income) in the Consolidated Statement of Operations in 2018 and 2017, respectively.

(4)
Net of $1 million in tax in 2018, $(9) million in tax in 2017 and $(1) million in tax in 2016. Pre-tax amounts of $(3) million in 2018, $25 million in 2017 and $2 million in 2016 were recognized in Other components of net periodic pension and postretirement benefit cost/(income) in the Consolidated Statement of Operations.

(5)
Net of $(3) million of tax in 2018, $(3) million of tax in 2017 and $0 million of tax in 2016. Pre-tax amounts of $7 million in 2018, $7 million in 2017 and $0 million in 2016 were recognized in Other components of net periodic pension and postretirement benefit cost/(income) in the Consolidated Statement of Operations.

(6)
Net of $(1) million in tax in 2017. Pre-tax prior service cost of $5 million related to the curtailment is included in Other components of net periodic pension and postretirement benefit cost/(income) in the Consolidated Statements of Operations in 2017.

(7)	Net of $4 million, $(3) million and $(2) million of tax in 2018, 2017 and 2016, respectively.

(8)
Net of $0 million, $(3) million and $(5) million of tax in 2018, 2017 and 2016, respectively. Pre-tax amounts of $(2) million in 2018, $10 million in 2017 and $13 million in 2016 were recognized in Net interest expense in the Consolidated Statement of Operations.

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)	2018	2017
		As Adjusted
Assets
Current assets:
Cash in banks and in transit	$109	$116
Cash short-term investments	224	342
Cash and cash equivalents	333	458
Merchandise inventory	2,437	2,803
Prepaid expenses and other	189	190
Total current assets	2,959	3,451
Property and equipment	3,938	4,281
Prepaid pension	147	61
Other assets	677	661
Total Assets	$7,721	$8,454
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$847	$973
Other accounts payable and accrued expenses	995	1,156
Current portion of capital leases, financing obligation and note payable	8	8
Current maturities of long-term debt	92	232
Total current liabilities	1,942	2,369
Long-term capital leases, financing obligation and note payable	204	212
Long-term debt	3,716	3,780
Deferred taxes	131	143
Other liabilities	558	567
Total Liabilities	6,551	7,071
Stockholders' Equity
Common stock (1)	158	156
Additional paid-in capital	4,713	4,705
Reinvested earnings/(accumulated deficit)	(3,373)	(3,118)
Accumulated other comprehensive income/(loss)	(328)	(360)
Total Stockholders’ Equity	1,170	1,383
Total Liabilities and Stockholders’ Equity	$7,721	$8,454

(1)
1.25 billion shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 316.1 million and 312.0 million as of February 2, 2019 and February 3, 2018, respectively.

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
January 30, 2016 - As Adjusted	306.1	$153	$4,654	$(2,983)	$(491)	$1,333
Net income/(loss)	—	—	—	(17)	—	(17)
Other comprehensive income/(loss)	—	—	—	—	18	18
Stock-based compensation	2.2	1	25	—	—	26
January 28, 2017 - As Adjusted	308.3	$154	$4,679	$(3,000)	$(473)	$1,360
Net income/(loss)	—	—	—	(118)	—	(118)
Other comprehensive income/(loss)	—	—	—	—	113	113
Stock-based compensation and other	3.7	2	26	—	—	28
February 3, 2018 - As Adjusted	312.0	$156	$4,705	$(3,118)	$(360)	$1,383
Net income/(loss)	—	—	—	(255)	—	(255)
Other comprehensive income/(loss)	—	—	—	—	32	32
Stock-based compensation and other	4.1	2	8	—	—	10
February 2, 2019	316.1	$158	$4,713	$(3,373)	$(328)	$1,170

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2018	2017	2016
		As Adjusted	As Adjusted
Cash flows from operating activities
Net income/(loss)	$(255)	$(118)	$(17)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	(3)	74	(1)
Asset impairments and other charges	56	6	3
Net gain on sale of non-operating assets	—	—	(5)
Net gain on sale of operating assets	(67)	(119)	(73)
Loss on extinguishment of debt	23	33	30
Depreciation and amortization	556	570	609
Benefit plans	(65)	106	(39)
Stock-based compensation	10	25	35
Other comprehensive income tax benefits	(11)	(60)	(12)
Deferred taxes	(13)	(63)	9
Change in cash from:
Inventory	366	93	(141)
Prepaid expenses and other assets	1	(15)	11
Merchandise accounts payable	(126)	(4)	52
Income taxes	—	(12)	(6)
Accrued expenses and other	(113)	(62)	(121)
Net cash provided by/(used in) operating activities	359	454	334
Cash flows from investing activities
Capital expenditures	(392)	(395)	(427)
Proceeds from sale of non-operating assets	—	—	2
Proceeds from sale of operating assets	144	154	96
Joint venture return of investment	3	9	13
Insurance proceeds received for damage to property and equipment	1	3	—
Net cash provided by/(used in) investing activities	(244)	(229)	(316)
Cash flows from financing activities
Proceeds from issuance of long-term debt	400	—	2,188
Proceeds from borrowings under the credit facility	3,895	804	667
Payments of borrowings under the credit facility	(3,895)	(804)	(667)
Net proceeds from financing obligation	—	—	216
Premium on early retirement of debt	(20)	(30)	—
Payments of capital leases, financing obligation and note payable	(6)	(16)	(29)
Payments of long-term debt	(607)	(599)	(2,349)
Financing costs	(7)	(9)	(49)
Proceeds from stock issued under stock plans	3	5	2
Tax withholding payments for vested restricted stock	(3)	(5)	(10)
Net cash provided by/(used in) financing activities	(240)	(654)	(31)
Net increase/(decrease) in cash and cash equivalents	(125)	(429)	(13)
Cash and cash equivalents at beginning of period	458	887	900
Cash and cash equivalents at end of period	$333	$458	$887

See the accompanying notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Basis of Presentation and Consolidation

Nature of Operations
Our Company was founded by James Cash Penney in 1902 and has grown to be a major national retailer, operating 864 department stores in 49 states and Puerto Rico, as well as through our Internet website at jcpenney.com. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, and home furnishings. In addition, our department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

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

Fiscal Year	Ended	Weeks
2018	February 2, 2019	52
2017	February 3, 2018	53
2016	January 28, 2017	52

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

The following table provides the components of Net sales for 2018, 2017 and 2016:

($ in millions)	2018		2017		2016
Women’s apparel	$2,579	22%	$2,747	22%	$2,933	23%
Men’s apparel and accessories	2,431	21%	2,596	21%	2,700	21%
Home	1,606	14%	1,892	15%	1,634	13%
Women’s accessories, including Sephora	1,506	13%	1,637	13%	1,634	13%
Children’s, including toys	1,070	9%	1,145	9%	1,222	10%
Footwear and handbags	954	8%	1,053	8%	1,055	8%
Jewelry	799	7%	764	6%	722	6%
Services and other	719	6%	720	6%	671	6%
Total net sales	$11,664	100%	$12,554	100%	$12,571	100%
Credit income and other encompasses the revenue earned from the agreement with Synchrony Financial (Synchrony) associated with our private label credit card and co-branded MasterCard® programs.
Merchandise and Service Sales
Total net sales, which exclude sales taxes, are generally recorded when payment is received and the customer takes control of the merchandise. Service revenue is recorded at the time the customer receives the benefit of the service, such as salon, portrait, optical or custom decorating. Shipping and handling fees charged to customers are also included in total net sales with corresponding costs recorded as cost of goods sold. Net sales are not recognized for estimated future returns which are estimated based primarily on historical return rates and sales levels.

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

Customer Loyalty Rewards
Customers who spend a certain amount with us using our private label card or registered loyalty card receive points that can accumulate towards earning JCPenney Rewards certificates, which are redeemable for a discount on future purchases. Points earned by a loyalty customer do not expire but any certificates earned expire two months from the date of issuance. We account for our customer loyalty rewards by deferring a portion of our sales to loyalty points expected to be earned towards a reward certificate, and then recognize the reward certificate as a net sale when used by the customer in connection with a merchandise or service sale. The points earned toward a future reward are valued at their relative standalone selling price by applying fair value based on historical redemption patterns.

The liabilities related to our gift cards and our customer loyalty program are included in Other accounts payable and accrued expenses in the Consolidated Balance Sheets and constitute our contract liability. The balance of these liabilities were as follows:

(in millions)	2018	2017
Gift cards	$140	$144
Loyalty rewards	60	73
Total contract liability	$200	$217

Contract liability includes consideration received for gift card and loyalty related performance obligations which have not been satisfied as of a given date.

A rollforward of the amounts included in contract liability for 2018 and 2017 are as follows:

(in millions)	2018	2017
Beginning balance	$217	$228
Current period gift cards sold and loyalty reward points earned	422	500
Net sales from amounts included in contract liability opening balances	(80)	(94)
Net sales from current period usage	(359)	(417)
Ending balance	$200	$217

Licensing Agreements
Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony.  Under our agreement, we receive periodic cash payments from Synchrony based upon the consumer's usage of co-branded card and the performance of the credit card portfolio. We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. Revenue related to this agreement is recognized over the time we have fulfilled our deliverables and is reflected in Credit income and other.

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

Advertising
Advertising costs, which include newspaper, television, Internet search marketing, radio and other media advertising, are expensed either as incurred or the first time the advertisement occurs.  For cooperative advertising programs offered by national brands that require proof of advertising to be provided to the vendor to support the reimbursement of the incurred cost, we offset the allowances against the related advertising expense.  Programs that do not require proof of advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor’s label.  Total advertising costs, net of cooperative advertising vendor reimbursements of $26 million, $27 million and $26 million for 2018, 2017 and 2016, respectively, were $698 million, $714 million and $769 million, respectively.

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

In 2017, we changed our method of accounting for merchandise inventories for our Internet operations from the lower of standard cost (representing average vendor costs) or net realizable value to the lower of cost or market using RIM. Along with this change, we retired certain legacy systems and implemented a new module of our enterprise resource planning system to account for merchandise inventories.

Shrinkage accruals are estimated as a percent of sales for a given period based on physical inventories or cycle count activities. Physical inventory counts for stores are taken at least annually and cycle count activities for distribution centers and regional warehouses are executed on a daily basis. Inventory records and shrinkage accruals are adjusted appropriately based on the actual results from physical inventories and cycle counts. The shrinkage rate from the most recent physical inventory and cycle count activity, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle or cycle count activity. Historically, our actual physical inventory and cycle counts results have shown our estimates to be reliable.

Property and Equipment, Net

	Estimated Useful Lives
($ in millions)	(Years)	2018	2017
Land	N/A	$236	$245
Buildings	50	4,608	4,750
Furniture and equipment	3-20	1,343	1,603
Leasehold improvements (1)		1,070	1,068
Capital leases (equipment)	3-5	106	115
Accumulated depreciation		(3,425)	(3,500)
Property and equipment, net		$3,938	$4,281

(1)	Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the term of the lease, including renewals determined to be reasonably assured.

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed primarily by using the straight-line method over the estimated useful lives of the related assets.

We expense routine maintenance and repairs when incurred. We capitalize major replacements and improvements. We remove the cost of assets sold or retired and the related accumulated depreciation or amortization from the accounts and include any resulting gain, loss or impairment in net income/(loss).

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

Impairment of Long-Lived and Indefinite-Lived Assets
We evaluate long-lived assets such as store property and equipment and other corporate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the assets or our overall business strategies. Assets or asset groups that trigger an impairment review are tested for recoverability by comparing the estimated undiscounted cash flows expected to result from the use of the asset plus any net proceeds expected from disposition of the asset to the carrying value of the asset. If the asset or asset group is not recoverable on a undiscounted cash flow basis, the amount of the impairment loss is measured by comparing the carrying value of the asset or asset group to its fair value and and depending on the transaction any loss is included in Restructuring and management transition or Real estate and other, net in the Consolidated Statements of Operations. We estimate fair value based on either a projected discounted cash flow method using a discount rate that is considered commensurate with the risk inherent in our current business model or appraised value, as appropriate. We also take other factors into consideration in estimating the fair value of our stores, such as local market conditions, operating environment, mall performance and other trends.

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

Sale-leasebacks are transactions through which we sell assets and subsequently lease them back. The resulting leases that qualify for sale-leaseback accounting are evaluated and accounted for as operating leases or capital leases. A transaction that does not qualify for sale-leaseback accounting as a result of a prohibited form of continuing involvement is accounted for as a financing transaction. For a financing transaction, we retain the "sold" assets within property and equipment and record a financing obligation equal to the amount of cash proceeds received. Rental payments under such transactions are recognized as a reduction of the financing obligation and as interest expense using an effective interest method.

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
3. Changes in Accounting for Revenue Recognition and Retirement-Related Benefits
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 606 (ASC 606), Revenue from Contracts with Customers. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We have adopted the new standard using the full retrospective approach on February 4, 2018, and with such adoption our revenue recognition policies related to gift card breakage, customer loyalty programs, credit card income and principal versus agent considerations were changed. Whereas we previously recognized gift card breakage, net of required escheatment, 60 months after the gift card was issued, we now recognize gift card breakage, net of required escheatment, over the redemption pattern of gift cards. Additionally, whereas we utilized the incremental cost method to account for our customer loyalty programs, we now account for our customer loyalty programs as revenue and are required to defer a portion of our sales to loyalty rewards to be earned by reward members for a future discount on a future sale.

We also changed the classification of profit sharing income earned in connection with our private label credit card and co-branded MasterCard® programs owned and serviced by Synchrony.  Under our agreement, we receive cash payments from Synchrony based upon the performance of the credit card portfolios.  Previously, the income we earned under our agreement with Synchrony was included as an offset to SG&A expenses. In connection with the adoption of the new standard, we changed our presentation to include such income in a separate line item described as Credit income and other. Further, we adjusted our principal versus agent considerations for certain contracts and where we previously considered ourselves to be the agent (report net sales) under these contracts based on the risk and rewards of the arrangement, we now consider ourselves to be the principal (report gross sales) based on our control of the good or service before it is transferred to the customer. Lastly, we changed our balance sheet presentation of our sales return liability and where we previously reflected the balance as a net liability, we now recognize a gross refund liability for the sales amounts expected to be refunded to customers and an asset for the recoverable cost of the merchandise expected to be returned by customers.

In March 2017, the FASB issued Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires companies to present the service cost component of net periodic pension and postretirement benefit cost in the same line items in which they report compensation cost. Companies will present all other components of net periodic pension and postretirement benefit cost outside of operating income, if this subtotal is presented. As required by the standard, we retrospectively adopted ASU 2017-07 on February 4, 2018, and we changed the presentation of our Consolidated Statement of Operations to exclude the Pension line item and to reflect the service cost component of our pension and postretirement benefit expense/(income) in SG&A and to reflect all other components in a new separate line item below operating income/(loss) described as Other components of net periodic pension and postretirement benefit cost/(income).
These changes have been reported through retrospective application of the new policies to all periods presented. The impacts of all adjustments made to the financial statements are summarized below:
Consolidated Statements of Operations

	2017			2016
($ in millions, except per share data)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Total net sales	$12,506	$12,554	$48	$12,547	$12,571	$24
Credit income and other	—	319	319	—	347	347
Total revenues	12,506	12,873	367	12,547	12,918	371
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	8,174	8,208	34	8,071	8,097	26
Selling, general and administrative (SG&A)	3,468	3,845	377	3,538	3,973	435
Pension	21	—	(21)	19	—	(19)
Restructuring and management transition	303	184	(119)	26	26	—
Operating income/(loss)	116	212	96	395	324	(71)
Other components of net periodic pension and postretirement benefit cost/(income)	—	98	98	—	(53)	(53)
Income/(loss) before income taxes	(242)	(244)	(2)	2	(16)	(18)
Net income/(loss)	$(116)	$(118)	$(2)	$1	$(17)	$(18)
Basic earnings/(loss) per common share	$(0.37)	$(0.38)	$(0.01)	$0.00	$(0.06)	$(0.06)
Diluted earnings/loss per common share	$(0.37)	$(0.38)	$(0.01)	$0.00	$(0.06)	$(0.06)
Consolidated Statements of Comprehensive Income/(Loss)

	2017			2016
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Net income/(loss)	$(116)	$(118)	$(2)	$1	$(17)	$(18)

Consolidated Balance Sheet

	2017
($ in millions)	Previously Reported	As Adjusted	Effect of Change
Merchandise inventory	$2,762	$2,803	$41
Other accounts payable and accrued expenses	1,119	1,156	37
Reinvested earnings/(accumulated deficit)	(3,122)	(3,118)	4

Consolidated Statements of Stockholders' Equity

	2017			2016
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Reinvested earnings/(accumulated deficit)
Beginning balance	$(3,006)	$(3,000)	$6	$(3,007)	$(2,983)	$24
Net income/(loss)	(116)	(118)	(2)	1	(17)	(18)
Ending balance	$(3,122)	$(3,118)	$4	$(3,006)	$(3,000)	$6

Consolidated Statements of Cash Flows

	2017			2016
($ in millions)	Previously Reported	As Adjusted	Effect of Change	Previously Reported	As Adjusted	Effect of Change
Cash flows from operating activities:
Net income/(loss)	$(116)	$(118)	$(2)	$1	$(17)	$(18)
Inventory	92	93	1	(133)	(141)	(8)
Accrued expenses and other	(63)	(62)	1	(147)	(121)	26

4.  Effect of New Accounting Standards
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
In February 2016, the FASB issued ASC Topic 842, Leases (Topic 842), a replacement of Leases (Topic 840) and updated by various targeted improvements, which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. While many aspects of lessor accounting remain the same, the new standard makes some changes, such as eliminating today’s real estate-specific guidance. As a globally converged standard, lessees and lessors are required to classify most leases using a principle generally consistent with that of International Accounting Standards. The standard also changes what are considered the initial direct costs of a lease. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that year and must be adopted by a modified retrospective method, or by an optional transition method, which allows for the application of current legacy guidance, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company has chosen to use the optional transition method when adopting the new standard and has chosen the package of practical expedients to not reassess whether a contract contains a lease, lease classification and accounting for initial direct costs.

We have analyzed the impacts of the new standard on our current accounting policies and internal controls and are in the process of completing our testing and optimization of our third-party leasing software that will manage our lease accounting. With almost two-thirds of our store locations involved in an operating lease, the most significant impact of the new standard will be the recognition of both right-of-use assets (ROU) and lease liabilities of $1.0-$1.4 billion on our balance sheet. Included in the range of ROUs and lease liabilities to be recognized is the operating lease ROU and lease liability related to the required new accounting for the failed sale-leaseback of our Home Office. Per the transition guidance of the new standard, the failed sale-leaseback will be considered a valid sale and leaseback that will result in the removal of the related real estate assets and financing obligation, and the recognition of the gain on sale recorded in Retained earnings/(accumulated deficit) and the new operating lease ROU and lease liability in the balance sheet.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-15). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Entities should apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue may be applied prospectively. We adopted ASU 2016-15 on February 4, 2018 and it did not have a significant impact on our financial statements and related disclosures.

5.  Earnings/(Loss) per Share

Net income/(loss) and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	2018	2017	2016
Earnings/(loss)
Net income/(loss)	$(255)	$(118)	$(17)
Shares
Weighted average common shares outstanding (basic shares)	315.7	311.1	308.1
Adjustment for assumed dilution:
Stock options and restricted stock awards	—	—	—
Weighted average shares assuming dilution (diluted shares)	315.7	311.1	308.1
EPS
Basic	$(0.81)	$(0.38)	$(0.06)
Diluted	$(0.81)	$(0.38)	$(0.06)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

(Shares in millions)	2018	2017	2016
Stock options, restricted stock awards and a warrant	24.8	31.5	17.8

6.  Other Assets

($ in millions)	2018	2017
Capitalized software, net	$334	$300
Indefinite-lived intangible assets, net (1)	275	275
Revolving credit facility unamortized costs, net	22	28
Interest rate swaps (Notes 8, 9 and 10)	10	9
Realty investments (Note 18)	1	5
Other	35	44
Total	$677	$661

(1) Amounts are net of an accumulated impairment loss of $9 million.

Our indefinite-lived intangible assets consists of our worldwide rights for the Liz Claiborne® family of trademarks and related intellectual property and our ownership of the U.S. and Puerto Rico rights of the monet® trademarks and related intellectual property. In connection with our annual indefinite-lived intangible assets impairment tests performed during the fourth quarter of 2018, we did not record an impairment for our indefinite-lived intangible assets as the estimated fair values exceeded the carrying values of the underlying assets.
7.  Other Accounts Payable and Accrued Expenses

($ in millions)	2018	2017
Accrued salaries, vacation and bonus	$154	$193
Customer gift cards	140	144
Taxes other than income taxes	85	102
Loyalty rewards	60	73
Interest	71	67
Advertising	78	77
Current portion of workers’ compensation and general liability self-insurance	45	44
Restructuring and management transition (Note 17)	9	26
Current portion of retirement plan liabilities (Note 16)	30	29
Capital expenditures	43	58
Occupancy and rent-related	28	28
Other	252	315
Total	$995	$1,156
8.  Other Liabilities

($ in millions)	2018	2017
Supplemental pension and other postretirement benefit plan liabilities (Note 16)	$116	$153
Long-term portion of workers’ compensation and general liability insurance	107	121
Deferred developer/tenant allowances	144	139
Deferred rent liability	103	97
Interest rate swaps (Notes 6, 9 and 10)	15	—
Restructuring and management transition (Note 17)	9	15
Other	64	42
Total	$558	$567

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

Effective May 7, 2015, we entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges. On September 4, 2018, we entered into additional interest rate swap agreements with notional amounts totaling $750 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements have a weighted-average fixed rate of 3.135%, have an effective date from May 7, 2020 to May 7, 2025 and have been designated as cash flow hedges.

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

Information regarding the pre-tax changes in the fair value of our interest rate swaps is as follows:

($ in millions)	2018	2017	Line Item in the Financial Statements
Gain/(loss) recognized in other comprehensive income/(loss)	$(13)	$9	Accumulated other comprehensive income
Gain/(loss) recognized in net income/(loss)	2	(10)	Interest expense

Information regarding the gross amounts of our derivative instruments in the Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value			Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	2018	2017	Balance Sheet Location	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps	N/A	$—	$—	Other accounts payable and accrued expenses	$—	$1
Interest rate swaps	Other assets	10	9	Other liabilities	15	—
Total derivatives designated as hedging instruments		$10	$9		$15	$1

10.  Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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

Cash Flow Hedges Measured on a Recurring Basis
The fair value of our cash flow hedges are valued in the market using discounted cash flow techniques which use quoted market interest rates in discounted cash flow calculations which consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

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

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows:

	As of February 2, 2019		As of February 3, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, capital leases, financing obligation and notes payable	$3,856	$2,579	$4,063	$3,607

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. As of February 2, 2019 and February 3, 2018, the fair values of cash and cash equivalents, accounts payable and short-term borrowings approximate their carrying values due to the short-term nature of these instruments.

Concentrations of Credit Risk
We have no significant concentrations of credit risk.
11.  Credit Facility
The Company has a $2,350 million senior secured asset-based credit facility (2017 Credit Facility), comprised of a $2,350 million revolving line of credit (Revolving Facility). During the second quarter of 2017, we amended the Revolving Facility to, among other things, extend the maturity date to June 20, 2022 and to lower the interest rate spread by 75 basis points. All borrowings under the 2017 Credit Facility accrue interest at a rate equal to, at the Company's option, a base rate or an adjusted LIBOR rate plus a spread.
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
As of the end of 2018, we had no borrowings outstanding under the Revolving Facility. In addition, as of the end of 2018, we had $1,685 million available for borrowing, of which $155 million was reserved for outstanding standby and import letters of credit, none of which have been drawn on, leaving $1,530 million for future borrowings. The applicable rate for standby and import letters of credit was 1.75% and 0.875%, respectively, while the required commitment fee was 0.375% for the unused portion of the Revolving Facility.

12.  Long-Term Debt

($ in millions)	2018	2017
Issue:
5.75% Senior Notes Due 2018 (1)	$—	$190
8.125% Senior Notes Due 2019	50	175
5.65% Senior Notes Due 2020 (1)	110	360
2016 Term Loan Facility (Matures in 2023)	1,583	1,625
5.875% Senior Secured Notes Due 2023 (1)	500	500
7.125% Debentures Due 2023	10	10
8.625% Senior Secured Second Priority Notes Due 2025 (1)	400	—
6.9% Notes Due 2026	2	2
6.375% Senior Notes Due 2036 (1)	388	388
7.4% Debentures Due 2037	313	313
7.625% Notes Due 2097	500	500
Total debt	3,856	4,063
Unamortized debt issuance costs	(48)	(51)
Less: current maturities	(92)	(232)
Total long-term debt	$3,716	$3,780
Weighted-average interest rate at year end	6.3%	6.1%
Weighted-average maturity (in years)	16 years

(1)
These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%. These provisions trigger if there were a beneficial ownership change of 50% or more of our common stock.

During the first quarter of 2018, JCP issued $400 million aggregate principal amount of senior secured second priority notes with a 8.625% interest rate (Senior Secured Second Priority Notes). The Senior Secured Second Priority Notes are due in 2025 and are guaranteed, jointly and severally, by the Company and certain domestic subsidiaries of JCP that guarantee the Company's 2016 Term Loan Facility (defined below) and existing Senior Secured First Priority Notes (defined below). The net proceeds from the Senior Secured Second Priority Notes were used for the tender consideration for JCP's contemporaneous cash tender offers for $125 million aggregate principal amount of its 8.125% Senior Notes Due 2019 (2019 Notes) and $250 million aggregate principal amount of its 5.65% Senior Notes Due 2020 (collectively, with the 2019 Notes, the Securities). In doing so, we recognized a loss on extinguishment of debt of $23 million which includes the premium paid over the face value of the accepted Securities of $20 million, reacquisition costs of $1 million and the write off of unamortized debt issuance costs of $2 million.

During the second quarter of 2017, we settled cash tender offers with respect to portions of our outstanding 5.75% Senior Notes due 2018 (2018 Notes) and the 2019 Notes, resulting in a loss on extinguishment of debt of $34 million, and amended our $2.35 billion senior secured asset-based revolving credit facility (Revolving Credit Facility), which resulted in a loss on extinguishment of debt of $1 million.

During the fourth quarter of 2017, we repurchased and retired $40 million aggregate principal amount of our outstanding debt resulting in a gain on extinguishment of debt of $2 million.

The Company's amended and restated senior secured term loan credit facility (2016 Term Loan Facility) bears interest at a rate of LIBOR (subject to a 1% floor) plus 4.25% and matures on June 23, 2023. We are required to make quarterly repayments in a principal amount equal to $10.55 million during the seven-year term, subject to certain reductions for mandatory and optional prepayments. Proceeds from the 2016 Term Loan Facility and the $500 million aggregate principal amount of 5.875% Senior Secured Notes due 2023 (Senior Secured First Priority Notes) were used to repay the entire outstanding principal balance of the $2.25 billion five-year senior secured term loan facility entered into in 2013. The 2016 Term Loan Facility and the Senior Secured First Priority Notes are guaranteed by the Company and certain subsidiaries of JCP and are secured by mortgages on certain real estate of JCP and the guarantors.

Scheduled Annual Principal Payments on Long-Term Debt, Excluding Capital Leases Financing Obligation and Note Payable

($ in millions)
2019	$92
2020	152
2021	42
2022	42
2023	1,925
Thereafter	1,603
Total	$3,856
13.  Stockholders’ Equity
Accumulated Other Comprehensive Income/(Loss)
The following table shows the changes in accumulated other comprehensive income/(loss) balances for 2018 and 2017:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
January 28, 2017	$(421)	$(33)	$(2)	$(17)	$(473)
Current period change	91	7	2	13	113
February 3, 2018	$(330)	$(26)	$—	$(4)	$(360)
Current period change	40	4	(1)	(11)	32
February 2, 2019	$(290)	$(22)	$(1)	$(15)	$(328)

Common Stock
On a combined basis, our 401(k) savings plan, including our employee stock ownership plan (ESOP), held approximately 14 million shares, or approximately 4.5% of outstanding Company common stock, at February 2, 2019. Under the 2016 Term Loan Facility, we are subject to restrictive covenants regarding our ability to pay cash dividends.

Preferred Stock
We have authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of February 2, 2019 or February 3, 2018.

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
14.  Stock-Based Compensation
We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan. On May 25, 2018, our stockholders approved the J. C. Penney Company, Inc. 2018 Long-Term Incentive Plan (2018 Plan), which has a fungible share design in which each stock option will count as one share issued and each stock award will count as 1.63 shares issued, except for stock awards issued from February 3, 2018 to May 25, 2018, the effective date of the 2018 Plan, in which each stock award counted as 1.60 shares issued. The 2018 Plan reserved 17.2 million shares of common stock or 28.1 million options for future grants and will terminate on May 31, 2023.  In addition, shares underlying any outstanding stock award or stock option grant canceled prior to vesting or exercise become available for use under the 2018 Plan. Under the terms of the 2018 Plan, all grants made after February 3, 2018 reduce the shares available for grant under the 2018 Plan. As of February 2, 2019, a maximum of 26.5 million options were available for future grant under the 2018 Plan.

Our stock option and restricted stock award grants have averaged about 2.8% of outstanding stock over the past three years. Authorized shares of the Company's common stock are used to settle the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-based Compensation Cost
The components of total stock-based compensation costs are as follows:

($ in millions)	2018	2017	2016
Stock awards	$7	$18	$27
Stock options	3	7	8
Total stock-based compensation (1)	$10	$25	$35

Total income tax benefit recognized for stock-based compensation arrangements	$—	$—	$—

(1)	Excludes $0 million, $2 million and $0 million for 2018, 2017 and 2016, respectively, of stock-based compensation costs reported in restructuring and management transition charges (Note 17).

Stock Options
The following table summarizes stock option activity during the year ended February 2, 2019:

	Shares (in thousands)	Weighted - Average Exercise Price Per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions) (1)
Outstanding at February 3, 2018	14,275	$14
Granted	87	1
Exercised	—	—
Forfeited/canceled	(5,689)	12
Outstanding at February 2, 2019	8,673	14	4.0	$—
Exercisable at February 2, 2019	7,231	16	3.2	$—

(1)	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option at year end.

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised are provided in the following table:

($ in millions)	2018	2017	2016
Proceeds from stock options exercised	$—	$—	$2
Intrinsic value of stock options exercised	—	—	—
Tax benefit related to stock-based compensation	—	—	—
Excess tax benefits realized on stock-based compensation	—	—	—

As of February 2, 2019, we had $2 million of unrecognized compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized as expense over the remaining weighted-average vesting period of approximately one year.

Our weighted-average fair value of stock options at grant date was $0.86 in 2018, $2.91 in 2017 and $4.89 in 2016. We primarily used the binomial lattice valuation model to determine the fair value of the stock options granted using the following assumptions:

	2018	2017	2016
Weighted-average expected option term	4.6 years	4.6 years	4.7 years
Weighted-average expected volatility	93.70%	57.90%	54.22%
Weighted-average risk-free interest rate	2.95%	2.02%	1.38%
Weighted-average expected dividend yield (1)	—%	—%	—%
Expected dividend yield range (1)	—%	—%	—%

(1) Following the May 1, 2012 payment, we discontinued paying dividends.

Stock Awards
The following table summarizes our non-vested stock awards activity during the year ended February 2, 2019:

	Time-Based Stock Awards		Performance-Based Stock Awards
(shares in thousands)	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at February 3, 2018	4,448	$7	3,934	$7
Granted	11,202	2	2,646	4
Vested	(2,173)	6	(1,742)	7
Forfeited/canceled	(2,407)	5	(3,431)	6
Non-vested at February 2, 2019	11,070	3	1,407	5

As of February 2, 2019, we had $20 million of unrecognized compensation expense related to unearned employee stock awards, which will be recognized over the remaining weighted-average vesting period of approximately two years. The aggregate market value of shares vested during 2018, 2017 and 2016 was $11 million, $17 million and $30 million, respectively, compared to an aggregate grant date fair value of $25 million, $27 million and $28 million, respectively. Stock awards granted include approximately 620,000 fully vested RSUs to directors during 2018 with a fair value of $2.42 per RSU award.

In addition to the grants above, on March 7, 2018, we granted approximately 2.3 million phantom units as part of our management incentive compensation plan, which are similar to RSUs in that the number of units granted was based on the price of our stock, but the units will be settled in cash based on the value of our stock on the vesting date, limited to $7.18 per phantom unit. The fair value of the awards is remeasured at each reporting period and was $1.32 per share as of February 2, 2019. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in Other accounts payable and accrued expenses and Other liabilities in our Consolidated Balance Sheets. The phantom units have a liability of $4 million as of February 2, 2019. Cash of $5 million was paid during 2018 for previously granted phantom units.
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

($ in millions)	2018	2017	2016
Real property base rent and straight-lined step rent expense	$125	$177	$214
Real property contingent rent expense (based on sales)	6	8	7
Personal property rent expense	38	29	31
Total rent expense	$169	$214	$252
Less: sublease income (1)	(10)	(11)	(11)
Net rent expense	$159	$203	$241

(1)	Sublease income is reported in Real estate and other, net.

As of February 2, 2019, future minimum lease payments for non-cancelable operating leases, including lease renewals determined to be reasonably assured and capital leases, including our note payable, were as follows:

($ in millions)
2019	$190
2020	178
2021	163
2022	148
2023	135
Thereafter	1,626
Less: sublease income	(43)
Total minimum lease payments	$2,397

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

As of February 2, 2019, future minimum lease payments for capital leases and payments related to our financing obligation and note payable were as follows:

($ in millions)
2019	$21
2020	19
2021	19
2022	19
2023	19
Thereafter	167
Total payments	264
Plus: amount representing residual asset balance	77
Less: amounts representing interest	(129)
Present value of net minimum lease obligations, financing obligation and note payable	$212

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

Voluntary Early Retirement Program
In 2017, the Company initiated a Voluntary Early Retirement Program (VERP) for approximately 6,000 eligible associates. Eligibility for the VERP included home office, stores and supply chain personnel who met certain criteria related to age and years of service as of January 31, 2017. The consideration period for eligible associates to accept the VERP ended on March 31, 2017. Based on the approximately 2,800 associates who elected to accept the VERP, we incurred a total charge of $112 million for special retirement benefits. The special retirement benefits increased the projected benefit obligation (PBO) of the Primary Pension Plan and the Supplemental Pension Plans by $88 million and $24 million, respectively. In addition, we incurred curtailment charges of $7 million related to our Primary Pension Plan and Supplemental Pension Plans as a result of the reduction in the expected years of future service related to these plans. We also recognized settlement expense of $13 million in 2017 due to higher lump-sum payment activity to retirees primarily as a result of the VERP executed earlier in the year.

Pension Expense/(Income) for Defined Benefit Pension Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan and supplemental pension plans are as follows:

($ in millions)	2018	2017	2016
Service cost	$38	$42	$55

Other components of net periodic pension and postretirement benefit cost/(income):
Interest cost	141	150	160
Expected return on plan assets	(223)	(216)	(215)
Amortization of actuarial loss/(gain)	(3)	25	11
Amortization of prior service cost/(credit)	7	7	8
Settlement expense	7	13	—
Curtailment (gain)/loss recognized	—	7	—
Special termination benefit recognized	—	112	—
	(71)	98	(36)
Net periodic benefit expense/(income)	$(33)	$140	$19

Service cost is included in SG&A in the Consolidated Statements of Operations.

Assumptions
The weighted-average actuarial assumptions used to determine expense were as follows:

	2018	2017		2016
Expected return on plan assets	6.50%	6.50%		6.75%
Discount rate	3.98%	4.40%	(1)	4.73%
Salary increase	3.8%	3.9%		3.9%

(1)	As of January 31, 2017. The Primary Pension Plan was remeasured as of March 31, 2017 using a discount rate of 4.34% and as of October 31, 2017 using a discount rate of 3.94%.

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

Funded Status
As of the end of 2018, the funded status of the Primary Pension Plan was 105%. The Primary Benefit Obligation (PBO) is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Under the Employee Retirement Income Security Act of 1974 (ERISA), the funded status of the plan exceeded 100% as of December 31, 2018 and 2017, the qualified pension plan’s year end.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Primary Pension Plan and supplemental pension plans:

	Primary Pension Plan				Supplemental Plans
($ in millions)	2018		2017		2018		2017
Change in PBO
Beginning balance	$3,467		$3,473		$182		$152
Service cost	37		42		1		—
Interest cost	133		143		8		7
Special termination benefits	—		88		—		24
Settlements	(174)		(217)		—		—
Curtailments	—		(27)		—		3
Actuarial loss/(gain)	(289)		126		(12)		31
Benefits (paid)	(158)		(161)		(33)		(35)
Balance at measurement date	$3,016		$3,467		$146		$182

Change in fair value of plan assets
Beginning balance	$3,528		$3,455		$—		$—
Company contributions	—		—		33		35
Actual return on assets (1)	(33)		451		—		—
Settlements	(174)		(217)		—		—
Benefits (paid)	(158)		(161)		(33)		(35)
Balance at measurement date	$3,163		$3,528		$—		$—
Funded status of the plan	$147	(2)	$61	(2)	$(146)	(3)	$(182)	(3)

(1)	Includes plan administrative expenses.

(2)	$147 million in 2018 and $61 million in 2017 were included in Prepaid pension in the Consolidated Balance Sheets.

(3)
$30 million in 2018 and $29 million in 2017 were included in Other accounts payable and accrued expenses on the Consolidated Balance Sheets, and the remaining amounts were included in Other liabilities.

In 2018, the funded status of the Primary Pension Plan increased by $86 million primarily due to higher interest rates and growth assets outperforming hedging assets. The plan size declined during the year due to benefits paid and the small benefit annuity transaction, which also positively impacted funded status. The actual one-year return on pension plan assets at the measurement date was (0.2)% in 2018, bringing the annualized return since inception of the plan to 8.8%.

The following pre-tax amounts were recognized in Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of the end of 2018 and 2017:

	Primary Pension Plan			Supplemental Plans
($ in millions)	2018		2017	2018	2017
Net actuarial loss/(gain)	$129		$169	$9	$18
Prior service cost/(credit)	30		37	(3)	(3)
Total	$159	(1)	$206	$6	$15

(1)	In 2019, approximately $7 million for the Primary Pension Plan is expected to be amortized from Accumulated other comprehensive income/(loss) and into the Consolidated Statement of Operations.

Assumptions to Determine Obligations
The weighted-average actuarial assumptions used to determine benefit obligations for each of the years below were as follows:

	2018	2017	2016
Discount rate	4.33%	3.98%	4.40%
Salary progression rate	2.8%	3.8%	3.9%

Accumulated Benefit Obligation (ABO)
The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for our Primary Pension Plan was $2.9 billion as of the end of 2018 and $3.2 billion as of the end of 2017. At the end of 2018, plan assets of $3.2 billion for the Primary Pension Plan were above the ABO. The ABO for our unfunded supplemental pension plans was $141 million and $167 million as of the end of 2018 and 2017, respectively.

Primary Pension Plan Asset Allocation
The target allocation ranges for each asset class as of the end of 2018 and the fair value of each asset class as a percent of the total fair value of pension plan assets were as follows:

	2018 Target	Plan Assets
Asset Class	Allocation Ranges	2018	2017
Equity	10% - 30%	18%	23%
Fixed income	60% - 70%	68%	62%
Real estate, cash and other investments	0% - 20%	14%	15%
Total		100%	100%

Asset Allocation Strategy
In 2009, we began implementing a liability-driven investment (LDI) strategy to lower the plan’s volatility risk and minimize the impact of interest rate changes on the plan funded status. The implementation of the LDI strategy is phased in over time by reallocating the plan’s assets more towards fixed income investments (i.e., debt securities) that are more closely matched in terms of duration to the plan liability. In 2018, we shifted 5% of the plan's target allocation from equities into fixed income.
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

Fair Value of Primary Pension Plan Assets
The tables below provide the fair values of the Primary Pension Plan’s assets as of the end of 2018 and 2017, by major class of asset.

	Investments at Fair Value at February 2, 2019
($ in millions)	Level 1 (1)	Level 2 (1)	Level 3	Total
Assets
Cash	$9	$—	$—	$9
Common collective trusts	—	60	—	60
Cash and cash equivalents total	9	60	—	69
Common collective trusts – international	—	55	—	55
Equity securities – domestic	326	—	—	326
Equity securities – international	146	—	—	146
Equity securities total	472	55	—	527
Common collective trusts	—	897	—	897
Corporate bonds	—	985	4	989
Swaps	—	647	—	647
Government securities	—	200	—	200
Mortgage backed securities	—	5	—	5
Other fixed income	—	107	6	113
Fixed income total	—	2,841	10	2,851
Public REITs	41	—	—	41
Real estate total	41	—	—	41
Total investment assets at fair value	$522	$2,956	$10	$3,488
Liabilities
Swaps	$—	$(642)	$—	$(642)
Other fixed income	(7)	(2)	—	(9)
Fixed income total	(7)	(644)	—	(651)
Total liabilities at fair value	$(7)	$(644)	$—	$(651)
Accounts payable, net				(26)
Investments at Net Asset Value (NAV) (2)
Private equity				$164
Private real estate				55
Hedge funds				133
Total investments at NAV				$352
Total net assets				$3,163

(1)	There were no significant transfers in or out of level 1 or 2 investments.

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

The following tables set forth a summary of changes in the fair value of the Primary Pension Plan’s level 3 investment assets:

	2018
($ in millions)	Corporate Loans	Corporate Bonds
Balance, beginning of year	$4	$10
Purchases and issuances	3	—
Sales, maturities and settlements	(1)	(6)
Balance, end of year	$6	$4

	2017
($ in millions)	Corporate Loans	Corporate Bonds
Balance, beginning of year	$—	$7
Realized gains/(loss)	—	(7)
Unrealized (losses)/gains	—	6
Purchases and issuances	4	6
Sales, maturities and settlements	—	(2)
Balance, end of year	$4	$10

Contributions
Our policy with respect to funding the Primary Pension Plan is to fund at least the minimum required by ERISA rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Due to our past funding of the pension plan and overall positive growth in plan assets since plan inception, there will not be any required cash contribution for funding of plan assets in 2019 under ERISA, as amended by the Pension Protection Act of 2006.

Our contributions to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2019 are anticipated to be approximately $30 million. Benefits are paid in the form of five equal annual installments to participants and no election as to the form of benefit is provided for in the unfunded plans.  The following sets forth our estimated future benefit payments:

($ in millions)	Primary Plan Benefits	Supplemental Plan Benefits
2019	$236	$30
2020	233	27
2021	235	21
2022	230	8
2023	227	8
2024-2028	1,079	38

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

The net periodic postretirement benefit income of $17 million in 2016 is included in Other components of pension and postretirement benefit cost/(income) in the Consolidated Statements of Operations. The postretirement medical and dental plan was terminated effective December 31, 2016.

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

The expense for these plans, which was predominantly included in SG&A expenses in the Consolidated Statements of Operations, was $43 million in 2018, $46 million in 2017 and $49 million in 2016.
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
The components of Restructuring and management transition include:

•	Home office and stores -- charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition -- charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other -- charges related primarily to contract termination costs and costs related to the closure of certain supply chain locations.

The composition of restructuring and management transition charges was as follows:

				Cumulative Amount From Program Inception Through
($ in millions)	2018	2017	2016	2018
Home office and stores	$13	$176	$8	$486
Management transition	9	—	3	264
Other	—	8	15	186
Total	$22	$184	$26	$936

Activity for the restructuring and management transition liability for 2018 and 2017 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
January 28, 2017	$4	$—	$27	$31
Charges	102	—	5	107
Cash payments	(72)	—	(25)	(97)
February 3, 2018	34	—	7	41
Charges	16	9	—	25
Cash payments	(34)	(9)	(5)	(48)
February 2, 2019	$16	$—	$2	$18

18.  Real Estate and Other, Net

Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. In addition, during the first quarter of 2014, we formed a joint venture to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture) in which we contributed approximately 220 acres of excess property adjacent to our home office facility in Plano, Texas. The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net. During the third quarter of 2018, we sold our interest to the other partner and are no longer a member of the joint venture.

The composition of real estate and other, net was as follows:

($ in millions)	2018	2017	2016
Net gain from sale of non-operating assets	$—	$—	$(5)
Investment income from Home Office Land Joint Venture	(4)	(31)	(28)
Net gain from sale of operating assets	(67)	(119)	(73)
Impairments	52	—	—
Other	—	4	(5)
Total expense/(income)	$(19)	$(146)	$(111)

Investment Income from Joint Ventures
In 2018, 2017 and 2016, the Company had $4 million, $31 million and $28 million, respectively, in income related to its proportional share of the net income in the Home Office Land Joint Venture and received aggregate cash distributions of $4 million, $40 million and $44 million, respectively.

Net Gain from Sale of Operating Assets
In 2018, we completed the sale-leasebacks of our Milwaukee, Wisconsin and Manchester, Connecticut distribution facilities for net sales prices of $30 million and $68 million, respectively and recognized net gains of $12 million and $38 million, respectively.

In 2017, we completed the sale of our Buena Park, California distribution facility for a net sale price of $131 million and recorded a net gain of $111 million. In 2016, the Company sold excess land adjacent to its home office for approximately $80 million and recognized an approximate $62 million gain.

Impairments
During 2018, we recorded an impairment charge of $52 million related to management's decision to sell three airplanes. Two of the airplanes were sold during the second quarter of 2018 at their fair value of $12 million and the third airplane was sold during the third quarter of 2018 at its fair value of $8 million.

19.  Income Taxes

The components of our income tax expense/(benefit) were as follows:

($ in millions)	2018	2017	2016
Current
Federal and foreign	$(5)	$(60)	$(12)
State and local	1	1	4
Total current	(4)	(59)	(8)
Deferred
Federal and foreign	(17)	(63)	9
State and local	5	(4)	—
Total deferred	(12)	(67)	9
Total income tax expense/(benefit)	$(16)	$(126)	$1

The following table summarizes a reconciliation of income tax expense/(benefit) compared with the amounts at the U.S. federal statutory income tax rate:

($ in millions)	2018	2017	2016
Federal income tax at statutory rate	$(57)	$(82)	$1
State and local income tax, less federal income tax benefit	(17)	(12)	(2)
Increase/(decrease) in valuation allowance	47	33	(1)
Effect of U.S. tax reform	—	(75)	—
Other, including permanent differences and credits	11	10	3
Total income tax expense/(benefit)	$(16)	$(126)	$1

Our deferred tax assets and liabilities were as follows:

($ in millions)	2018	2017
Assets
Merchandise inventory	$4	$—
Accrued vacation pay	8	8
Gift cards	35	42
Stock-based compensation	19	30
State taxes	3	5
Workers’ compensation/general liability	41	44
Accrued rent	27	26
Litigation exposure	2	3
Interest expense limitation	48	—
Mirror savings plan	7	8
Pension and other retiree obligations	1	34
Net operating loss and tax credit carryforwards	719	723
Other	40	68
Total deferred tax assets	954	991
Valuation allowance	(802)	(766)
Total net deferred tax assets	152	225
Liabilities
Depreciation and amortization	(223)	(310)
Tax benefit transfers	(29)	(31)
Long-lived intangible assets	(31)	(27)
Total deferred tax liabilities	(283)	(368)
Total net deferred tax liabilities	$(131)	$(143)

The Tax Act, enacted in December 2017, significantly changed the U.S. corporate income tax laws. In connection with the enactment, we recorded a net benefit of $75 million during the fourth quarter of 2017, which is primarily due to the revaluation of net deferred tax liabilities based on the new lower corporate income tax rate.

As of February 2, 2019, a valuation allowance of $802 million has been recorded against our deferred tax assets. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards.

We are required to allocate a portion of our tax provision between operating losses and Accumulated other comprehensive income/(loss). In 2018, we experienced a loss in continuing operations and income in other comprehensive income.  Under the allocation rules, we are only required to recognize the valuation allowance allocable to the tax benefit attributable to losses in each component of comprehensive income.  Accordingly, there is no valuation allowance offsetting a deferred tax benefit attributable to other comprehensive income included in the total valuation allowance of $802 million noted above.

The Company has federal net operating loss (NOL) carryforwards of $2.1 billion and $69 million of federal tax credit carryforwards as of February 2, 2019 that expire in 2032 through 2034. These NOL carryforwards arose prior to December 31, 2017 and are available to offset future taxable income. The Company may recognize additional NOLs in the future which, under the Tax Act, would not expire but would only be available to offset up to 80% of the Company’s future taxable income.

The Company has $200 million of federal unused interest deductions that do not expire but can be used in the future only to the extent the Company has interest limitation (explained below) in excess of its interest expense. Additionally, the Company has state NOLs that are subject to various limitations and expiration dates beginning in 2019 through 2039 and are offset fully by valuation allowances.

The NOL and credit carryforwards have a potential to be used to offset future taxable income and reduce future cash tax liabilities by approximately $719 million. The Company’s ability to utilize these carryforwards will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

Interest Limitation: The Tax Act limits the Company’s interest deduction to 30% of tax earnings before interest, tax, depreciation and amortization beginning in 2018 through 2021. Thereafter, the interest deduction is limited to 30% of tax earnings before interest and taxes. Any disallowed interest in a year becomes a separate deferred tax asset with an indefinite carryforward period that can be utilized by the Company in a future tax year by an amount equal to its interest limitation in excess of its interest expense for that year. In 2018, the Company had net interest expense of $200 million disallowed which became a $48 million deferred tax asset on which a full valuation allowance was recorded.
The Company’s ability to utilize NOL and credit carryforwards and unused interest deductions could be further limited if it were to experience an “ownership change,” as defined in Section 382 of the Code and similar state provisions. An ownership change can occur whenever there is a cumulative shift in the ownership of a company by more than 50 percentage points by one or more “5% stockholders” within a three-year period. The occurrence of such a change generally limits the amount of carryforwards a company could utilize in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change.

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

A reconciliation of unrecognized tax benefits is as follows:

($ in millions)	2018	2017	2016
Beginning balance	$35	$79	$91
Additions for tax positions of prior years	3	4	16
Reductions for tax positions of prior years	(1)	(45)	(24)
Settlements and effective settlements with tax authorities	(2)	(3)	(4)
Balance at end of year	$35	$35	$79

Unrecognized tax benefits included in our Consolidated Balance Sheets were as follows:

($ in millions)	2018	2017
Deferred taxes (noncurrent liability)	$32	$32
Accounts payable and accrued expenses (Note 7)	2	2
Other liabilities (Note 8)	1	1
Total	$35	$35

As of the end of 2018, 2017 and 2016, the unrecognized tax benefits balance included $32 million, that, if recognized, would be a benefit in the income tax provision after giving consideration to the offsetting effect of $7 million, $7 million and $11 million, respectively, related to the federal tax deduction of state taxes. The remaining amounts reflect tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Accrued interest and penalties related to unrecognized tax benefits included in income tax expense as of the end of 2018, 2017 and 2016 were $1 million, $1 million and $2 million, respectively.

We file income tax returns in U.S. federal and state jurisdictions and certain foreign jurisdictions. Our U.S. federal returns have been examined through 2016. We are audited by the taxing authorities of many states and certain foreign countries and are subject to examination by these taxing jurisdictions for years generally after 2008. The tax authorities may have the right to examine prior periods where federal and state NOL and tax credit carryforwards were generated, and make adjustments up to the amount of the NOL and credit carryforward amounts.
20.  Supplemental  Cash Flow Information

($ in millions)	2018	2017	2016
Supplemental cash flow information
Income taxes received/(paid), net	$(8)	$(9)	$(10)
Interest received/(paid), net	(293)	(302)	(344)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	(15)	25	20
Purchase of property and equipment and software through capital leases and a note payable	—	—	1

21.  Litigation and Other Contingencies

Litigation

Shareholder Derivative Litigation
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
Other Legal Proceedings
We are subject to various other legal and governmental proceedings involving routine litigation incidental to our business. Accruals have been established based on our best estimates of our potential liability in certain of these matters, which we believe aggregate to an amount that is not material to the Consolidated Financial Statements. These estimates were developed in consultation with in-house and outside counsel. While no assurance can be given as to the ultimate outcome of these matters, we currently believe that the final resolution of these actions, individually or in the aggregate, will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.
Contingencies
As of February 2, 2019, we have an estimated accrual of $19 million related to potential environmental liabilities that is recorded in Other liabilities in the Consolidated Balance Sheet. This estimate covered potential liabilities primarily related to underground storage tanks and remediation of environmental conditions involving our former drugstore locations. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

22.  Quarterly Results of Operations (Unaudited)

The following is a summary of our quarterly unaudited consolidated results of operations for 2018 and 2017:

2018
($ in millions, except EPS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total net sales	$2,584	$2,762	$2,653	$3,665
Credit income and other	87	67	80	121
Total revenues	2,671	2,829	2,733	3,786
Cost of goods sold (exclusive of depreciation and amortization)	1,712	1,831	1,808	2,519
SG&A expenses	826	880	883	1,007
Restructuring and management transition (1)	7	2	11	2
Net income/(loss)	(78)	(101)	(151)	75
Diluted earnings/(loss) per share (2)	$(0.25)	$(0.32)	$(0.48)	$0.24
2017
($ in millions, except EPS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total net sales	$2,701	$2,985	$2,817	$4,051
Credit income and other	83	83	69	84
Total revenues	2,784	3,068	2,886	4,135
Cost of goods sold (exclusive of depreciation and amortization)	1,725	1,932	1,859	2,692
SG&A expenses	938	935	920	1,052
Restructuring and management transition (3)	100	23	52	9
Net income/(loss)	(187)	(48)	(125)	242
Diluted earnings/(loss) per share (2)	$(0.60)	$(0.15)	$(0.40)	$0.77

(1)	Restructuring and management transition charges (Note 17) by quarter for 2018 consisted of the following:

($ in million)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Home office and stores	$7	$2	$2	$2
Management transition	—	—	9	—
Total	$7	$2	$11	$2

(2)	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(3)	Restructuring and management transition charges (Note 17) by quarter for 2017 consisted of the following:

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Home office and stores	$98	$23	$52	$3
Other	2	—	—	6
Total	$100	$23	$52	$9