Form 10-Q
period 2019-05-04
J C PENNEY CO INC
filed 2019-05-29
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 316,816,776 shares of Common Stock of 50 cents par value, as of May 24, 2019.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended May 4, 2019

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions, except per share data)	May 4, 2019	May 5, 2018
Total net sales	$2,439	$2,584
Credit income and other	116	87
Total revenues	2,555	2,671

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,630	1,712
Selling, general and administrative (SG&A)	856	826
Depreciation and amortization	147	141
Real estate and other, net	(5)	(18)
Restructuring and management transition	20	7
Total costs and expenses	2,648	2,668
Operating income/(loss)	(93)	3
Other components of net periodic pension cost/(income)	(13)	(19)
(Gain)/loss on extinguishment of debt	—	23
Net interest expense	73	78
Income/(loss) before income taxes	(153)	(79)
Income tax expense/(benefit)	1	(1)
Net income/(loss)	$(154)	$(78)
Earnings/(loss) per share:
Basic	$(0.48)	$(0.25)
Diluted	$(0.48)	$(0.25)
Weighted average shares – basic	317.7	313.9
Weighted average shares – diluted	317.7	313.9
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended
($ in millions)	May 4, 2019	May 5, 2018
Net income/(loss)	$(154)	$(78)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Reclassification for amortization of prior service (credit)/cost (1)	2	1
Cash flow hedges
Gain/(loss) on interest rate swaps (2)	(11)	5
Reclassification for periodic settlements (3)	(2)	—
Total other comprehensive income/(loss), net of tax	(11)	6
Total comprehensive income/(loss), net of tax	$(165)	$(72)

(1)
Net of $0 million and $(1) million in tax in the three months ended May 4, 2019 and May 5, 2018, respectively. Pre-tax amounts of $2 million in each of the three months ended May 4, 2019 and May 5, 2018, respectively, were recognized in Other components of net periodic pension cost/(income) in the unaudited Interim Consolidated Statements of Operations.

(2)	Net of $0 million and $(1) million of tax in the three months ended May 4, 2019 and May 5, 2018, respectively.

(3)
Net of $0 million of tax in the three months ended May 4, 2019. Pre-tax amount of $(2) million for the three months ended May 4, 2019, was recognized in Net interest expense in the unaudited Interim Consolidated Statements of Operations.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	May 4, 2019	May 5, 2018	February 2, 2019
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$160	$170	$109
Cash short-term investments	11	11	224
Cash and cash equivalents	171	181	333
Merchandise inventory	2,477	2,948	2,437
Prepaid expenses and other	287	223	189
Total current assets	2,935	3,352	2,959
Property and equipment (net of accumulated depreciation of $3,339, $3,556 and $3,425)	3,669	4,200	3,938
Operating lease assets	917	—	—
Prepaid pension	156	74	147
Other assets	665	679	677
Total Assets	$8,342	$8,305	$7,721
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$842	$933	$847
Other accounts payable and accrued expenses	925	957	995
Current operating lease liabilities	84	—	—
Current portion of finance leases and note payable	2	7	8
Current maturities of long-term debt	92	42	92
Total current liabilities	1,945	1,939	1,942
Noncurrent operating lease liabilities	1,082	—	—
Long-term finance leases and note payable	1	210	204
Long-term debt	3,826	4,142	3,716
Deferred taxes	119	142	131
Other liabilities	335	557	558
Total Liabilities	7,308	6,990	6,551
Stockholders’ Equity
Common stock(1)	158	157	158
Additional paid-in capital	4,715	4,708	4,713
Reinvested earnings/(accumulated deficit)	(3,553)	(3,196)	(3,373)
Accumulated other comprehensive income/(loss)	(286)	(354)	(328)
Total Stockholders’ Equity	1,034	1,315	1,170
Total Liabilities and Stockholders’ Equity	$8,342	$8,305	$7,721

(1)
1.25 billion shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 316.8 million, 314.3 million and 316.1 million as of May 4, 2019, May 5, 2018 and February 2, 2019, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
February 2, 2019	316.1	$158	$4,713	$(3,373)	$(328)	$1,170
ASC 842 (Leases) and ASU 2018-02 (Stranded Taxes) adoption (See Note 2)	—	—	—	(26)	53	27
Net income/(loss)	—	—	—	(154)	—	(154)
Other comprehensive income/(loss)	—	—	—	—	(11)	(11)
Stock-based compensation and other	0.7	—	2	—	—	2
May 4, 2019	316.8	$158	$4,715	$(3,553)	$(286)	$1,034

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
February 3, 2018	312.0	$156	$4,705	$(3,118)	$(360)	$1,383
Net income/(loss)	—	—	—	(78)	—	(78)
Other comprehensive income/(loss)	—	—	—	—	6	6
Stock-based compensation and other	2.3	1	3	—	—	4
May 5, 2018	314.3	$157	$4,708	$(3,196)	$(354)	$1,315
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
($ in millions)	May 4, 2019	May 5, 2018
Cash flows from operating activities
Net income/(loss)	$(154)	$(78)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	15	(3)
Asset impairments and other charges	—	1
Net gain on sale of operating assets	(4)	(17)
(Gain)/loss on extinguishment of debt	—	23
Depreciation and amortization	147	141
Benefit plans	(14)	(19)
Stock-based compensation	2	7
Deferred taxes	(3)	(2)
Change in cash from:
Inventory	(40)	(145)
Prepaid expenses and other	(98)	(33)
Merchandise accounts payable	(5)	(40)
Income taxes	3	(3)
Accrued expenses and other	(54)	(186)
Net cash provided by/(used in) operating activities	(205)	(354)
Cash flows from investing activities
Capital expenditures	(71)	(106)
Net proceeds from sale of operating assets	8	39
Net cash provided by/(used in) investing activities	(63)	(67)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	400
Proceeds from borrowings under the credit facility	408	977
Payments of borrowings under the credit facility	(290)	(626)
Premium on early retirement of debt	—	(20)
Payments of finance leases and note payable	(1)	(2)
Payments of long-term debt	(11)	(576)
Financing costs	—	(7)
Proceeds from stock issued under stock plans	—	1
Tax withholding payments for vested restricted stock	—	(3)
Net cash provided by/(used in) financing activities	106	144
Net increase/(decrease) in cash and cash equivalents	(162)	(277)
Cash and cash equivalents at beginning of period	333	458
Cash and cash equivalents at end of period	$171	$181

Supplemental cash flow information
Income taxes received/(paid), net	$(2)	$(4)
Interest received/(paid), net	(91)	(113)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	(18)	(16)
Remeasurement of leased assets and lease obligations	28	—

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
These unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying unaudited Interim Consolidated Financial Statements, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (2018 Form 10-K). We follow the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2018 Form 10-K. The February 2, 2019 financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2018 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended May 4, 2019” and “first quarter of 2019” refer to the 13-week period ended May 4, 2019, and “three months ended May 5, 2018” and “first quarter of 2018” refer to the 13-week period ended May 5, 2018. Fiscal years 2019 and 2018 contain 52 weeks.
Basis of Consolidation
All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation.

2. Adoption of New Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 842, Leases (Topic 842), a replacement of Leases (Topic 840) and updated by various targeted improvements, which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The Company adopted the provisions of the new lease standard effective February 3, 2019, using the modified retrospective adoption method and the simplified transition option available in the new lease standard. This allows us to continue to apply the legacy guidance in the old standard (ASC Topic 840, Leases (ASC 840)), including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company also elected the package of practical expedients available under the transition provisions of the new lease standard, which include a) not reassessing ASC 840 evaluations on whether expired or existing contracts contain leases, b) not reassessing lease classification, under ASC 840, and c) not revaluing initial direct costs for existing leases under ASC 840. We also elected the practical expedient to carry forward our historical accounting for any land easements on existing contracts.

In addition, the Company changed the accounting for the failed sale-leaseback of its home office to comply with the new lease standard's guidance for sale-leaseback accounting, and recorded a "day one impairment" of the new right-of-use assets that were included in previously impaired asset groups associated with long-lived assets. Per the transition guidance of the new lease standard, the failed sale-leaseback is considered a valid sale and leaseback that resulted in the removal of the related real estate assets of $153 million and the financing obligation of $208 million, and the recognition of the $55 million gain on sale in Reinvested earnings/(accumulated deficit). Adoption of the new lease accounting standard also required us to reevaluate the accounting for a $50 million promissory note issued in connection with the sale of the home office. In accordance with previous guidance, the promissory note was not recorded in the unaudited Interim Consolidated Balance Sheets and not included in the implied gain on sale, however, under the new guidance, the promissory note is considered variable consideration under ASC 606, Revenue for Contracts with Customers. Accordingly, in transition, the Company did not recognize any amount for the $50 million promissory note, as management assessed the most likely amount of variable consideration to be zero given the associated local real estate market dynamics. In regards to the "day one impairment" charge, the Company evaluated the new right-of-use assets added to certain store asset groups that were previously determined to be impaired. Given the facts and circumstances that were still in existence upon adopting the new lease standard, the Company recorded an approximate $40 million impairment charge to Reinvested earnings/(accumulated deficit) to adjust the net book value of the new right-of-use assets to their fair value.

The following table provides the overall unaudited Interim Consolidated Balance Sheet impact of applying the new lease standard effective as of February 3, 2019. Due to the change in accounting for the Home Office sale-leaseback, there was a change in classification of $5 million in lease costs from Depreciation and amortization and Net interest expense in the prior year period to Selling, general and administrative expenses in the current year period. There was no significant impact to the Company's unaudited Interim Consolidated Statement of Cash Flows.

	Balance as of February 3, 2019
($ in millions)	Balances removed under prior accounting	Balances added/reclassified under new lease standard	Net impact of new lease standard
Prepaid expenses and other	$—	$(5)	$(5)
Property and equipment	153	—	(153)
Operating lease assets	—	910	910
Other assets	—	(7)	(7)
Total assets	$153	$898	$745

Other accounts payable and accrued expenses	$4	$—	$(4)
Current operating lease liabilities	—	85	85
Current portion of finance leases and note payable	5	—	(5)
Noncurrent operating lease liabilities	—	1,074	1,074
Long-term finance leases and note payable	203	—	(203)
Deferred taxes	10	—	(10)
Other liabilities	11	(208)	(219)
Reinvested earnings/(accumulated deficit)	80	(53)	27
Total liabilities and stockholders’ equity	$153	$898	$745

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This standard allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 from Accumulated other comprehensive income/(loss) to Reinvested earnings/(accumulated deficit). We adopted ASU 2018-02 on February 3, 2019 and reclassified $53 million (net of federal income tax benefit) of income tax effects of the Tax Act from Accumulated other comprehensive income/(loss) to Reinvested earnings/(accumulated deficit).

3. Effect of New Accounting Standards
On August 28, 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those years. Early adoption is permitted, including during an interim period. This new standard requires changes to the disclosure requirements for fair value measurements for certain Level 3 items, and specifies that some of the changes must be applied prospectively, while others should be applied retrospectively. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement disclosures.

4. Leases

We conduct a major part of our operations from leased premises (building or land) that include retail stores, store distribution centers, warehouses, offices and other facilities. Almost all leases include renewal options where we can extend the lease term from one to 50 years or more. We also lease equipment under finance leases of primarily three to five year periods, and we rent or sublease certain real estate to third parties. Our lease contracts do not contain any purchase options or residual value guarantees.

Accounting Policy Applied in Fiscal 2019
At the lease commencement date, based on certain criteria, we determine if a lease is classified as an operating lease or finance lease and then recognize a right-of-use asset and a lease liability on the Consolidated Balance Sheets for all leases (with the exception of leases that have a term of twelve months or less). The lease liability is measured as the present value of unpaid lease payments measured based on the reasonably certain lease term and corresponding discount rate. The initial right-of-use asset is measured as the lease liability plus certain other costs and is reduced by any tenant allowances collected from the lessor.
Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate and termination penalties. Lease payments do not include variable lease payments other than those that depend on an index or rate or any payments not considered part of the lease (i.e. payment of the lessor’s real estate taxes and insurance). Payments not considered lease payments are expensed as incurred. Some leases require additional payments based on sales and the related contingent rent is recorded as rent expense when the payment is probable. As a policy election, we consider lease payments and all related other payments as one component of a lease.
The reasonably certain lease term includes the non-cancelable lease term and any renewal option periods where we have economically compelling reasons for future exercise.
The discount rate used in our present value calculations is the rate implicit in the lease, when known, or our estimated incremental borrowing rate. Our incremental borrowing rate is estimated based on our secured borrowings and our credit risk relative to the time horizons of other publicly available data points that are consistent with the respective lease term.
Whether an operating lease or a finance lease, the lease liability is amortized over the lease term at a constant periodic interest rate. The right-of-use assets related to operating leases are amortized over the lease term on a basis that renders a straight-line amount of rent expense which encompasses the amortization and interest component of the lease. With the occurrence of certain events, the amortization pattern for an operating asset is adjusted to a straight-line basis over the remaining lease term. The right-of-use asset related to a finance lease is amortized on a straight-line basis over the lease term. Rent on short-term leases are expensed on a straight-line basis over the lease term. When a lease is modified or there is a change in lease term, we assess for any change in lease classification and remeasure the lease liability with a corresponding increase or decrease to the right-of-use asset.
Sale-leasebacks are transactions through which we sell assets and subsequently lease them back. The resulting leases that qualify for sale-leaseback accounting are evaluated and accounted for as an operating lease. A transaction that does not qualify for sale-leaseback accounting as a result of finance lease classification or the failure to meet certain revenue recognition criteria is accounted for as a financing transaction. For a financing transaction, we retain the "sold" assets within property and equipment and record a financing obligation equal to the amount of cash proceeds received. Rental payments under such transactions are recognized as a reduction of the financing obligation and as interest expense using an effective interest method.
Accounting Policy Applied in Fiscal 2018
Our lease accounting policies for lease contracts in fiscal 2018 and prior are disclosed in the 2018 Form 10-K.

Leases

($ in millions)	Classification	May 4, 2019
Assets
Operating lease assets	Operating lease assets	$917
Finance lease assets	Property and equipment	1
Total leased assets		$918
Liabilities
Current
Operating	Current operating lease liabilities	$84
Finance	Current portion of finance leases and note payable	1
Noncurrent
Operating	Noncurrent operating lease liabilities	1,082
Finance	Long-term finance leases and note payable	1
Total leased liabilities		$1,168

Lease Cost

		Three Months Ended
($ in millions)	Classification	May 4, 2019
Operating lease cost	Selling, general and administrative expense (SG&A)	$48
Variable lease cost	Selling, general and administrative expense (SG&A)	32
Finance lease cost
Amortization of leased assets	Depreciation and amortization	—
Interest on lease liabilities	Net interest expense	—
Rental income	Real estate and other, net	2
Net lease cost		$78

As of May 4, 2019, future lease payments were as follows:

($ in millions)	Operating Leases	Finance Leases	Total
2019	$156	$1	$157
2020	195	1	196
2021	187	—	187
2022	173	—	173
2023	166	—	166
Thereafter	1,816	2	1,818
Total lease payments	2,693	4	2,697
Less: amounts representing interest	(1,527)	(2)	(1,529)
Present value of lease liabilities	$1,166	$2	$1,168

Lease term and discount rate are as follows:

May 4, 2019
Weighted-average remaining lease term (years)
Operating leases	16
Financing leases	1
Weighted-average discount rate
Operating leases	11%
Financing leases	6%

Other information:

Three Months Ended
($ in millions)	May 4, 2019
Cash paid for amounts included in the measurement of these liabilities
Operating cash flows from operating leases	51
Operating cash flows from finance leases	1
Financing cash flows from finance leases	1

As determined prior to the adoption of the new lease standard, the future minimum lease payments under operating leases in effect as of February 2, 2019 were as follows:

($ in millions)
2019	$190
2020	178
2021	163
2022	148
2023	135
Thereafter	1,626
Less: sublease income	(43)
Total minimum lease payments	$2,397

5. Revenue

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

The following table provides the components of Net sales for the three months ended May 4, 2019 and May 5, 2018:

	Three Months Ended
($ in millions)	May 4, 2019		May 5, 2018
Women’s apparel	$590	24%	$614	24%
Men’s apparel and accessories	478	20%	500	19%
Women’s accessories, including Sephora	349	14%	378	15%
Home	305	13%	354	14%
Children’s, including toys	200	8%	207	8%
Footwear	181	7%	189	7%
Jewelry	167	7%	162	6%
Services and other	169	7%	180	7%
Total net sales	$2,439	100%	$2,584	100%
Credit income and other encompasses the revenue earned from the agreement with Synchrony Financial (Synchrony) associated with our private label credit card and co-branded MasterCard® programs.

The Company has contract liabilities associated with the sales of gift cards and our customer loyalty program.
The liabilities are included in Other accounts payable and accrued expenses in the unaudited Interim Consolidated Balance Sheets and were as follows:

(in millions)	May 4, 2019	May 5, 2018	February 2, 2019
Gift cards	$121	$124	$140
Loyalty rewards	61	71	60
Total contract liability	$182	$195	$200

Contract liability includes consideration received for gift card and loyalty related performance obligations which have not been satisfied as of a given date.

A rollforward of the amounts included in contract liability for the first three months of 2019 and 2018 are as follows:

(in millions)	2019	2018
Beginning balance	$200	$217
Current period gift cards sold and loyalty reward points earned	78	74
Net sales from amounts included in contract liability opening balances	(36)	(38)
Net sales from current period usage	(60)	(58)
Ending balance	$182	$195

6. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended
(in millions, except per share data)	May 4, 2019	May 5, 2018
Earnings/(loss)
Net income/(loss)	$(154)	$(78)
Shares
Weighted average common shares outstanding (basic shares)	317.7	313.9
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—
Weighted average shares assuming dilution (diluted shares)	317.7	313.9
EPS
Basic	$(0.48)	$(0.25)
Diluted	$(0.48)	$(0.25)
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended
(Shares in millions)	May 4, 2019	May 5, 2018
Stock options, restricted stock awards and warrant	22.5	29.3

7. Long-Term Debt

($ in millions)	May 4, 2019	May 5, 2018	February 2, 2019
Issue:
8.125% Senior Notes Due 2019	$50	$50	$50
5.65% Senior Notes Due 2020 (1)	110	110	110
2017 Credit Facility (Matures in 2022)	118	351	—
2016 Term Loan Facility (Matures in 2023)	1,572	1,614	1,583
5.875% Senior Secured Notes Due 2023 (1)	500	500	500
7.125% Debentures Due 2023	10	10	10
8.625% Senior Secured Second Priority Notes Due 2025 (1)	400	400	400
6.9% Notes Due 2026	2	2	2
6.375% Senior Notes Due 2036 (1)	388	388	388
7.4% Debentures Due 2037	313	313	313
7.625% Notes Due 2097	500	500	500
Total debt	3,963	4,238	3,856
Unamortized debt issuance costs	(45)	(54)	(48)
Less: current maturities	(92)	(42)	(92)
Total long-term debt	$3,826	$4,142	$3,716

(1)	These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%.

As of May 4, 2019, outstanding borrowings under our $2.35 billion senior secured asset-based revolving credit facility (2017 Credit Facility) were $118 million. All borrowings under the 2017 Credit Facility accrue interest at a rate equal to, at the Company’s option, a base rate or an adjusted LIBOR rate plus a spread.
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

We are party to interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges. On September 4, 2018 we entered into additional forward interest rate swap agreements with notional amounts totaling $750 million to fix a portion of our variable LIBOR-based interest payments. The forward interest rate swap agreements have a weighted-average fixed rate of 3.135%, have an effective date from May 7, 2020 to May 7, 2025 and have been designated as cash flow hedges.

The fair value of our interest rate swaps are recorded in the unaudited Interim Consolidated Balance Sheets as an asset or a liability (see Note 10) based upon its change in fair values from its effective date. The effective portion of the interest rate swaps' changes in fair values is reported in Accumulated other comprehensive income/(loss) (see Note 11), and the ineffective portion is reported in Net income/(loss). Amounts in Accumulated other comprehensive income/(loss) are reclassified into Net income/(loss) when the related interest payments affect earnings. For the periods presented, all of the interest rate swaps were 100% effective.

Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	May 4, 2019	May 5, 2018	February 2, 2019	Balance Sheet Location	May 4, 2019	May 5, 2018	February 2, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other	$1	$—	$—	Other accounts payable and accrued expenses	$—	$—	$—
Interest rate swaps	Other assets	6	16	10	Other liabilities	25	—	15
Total derivatives designated as hedging instruments		$7	$16	$10		$25	$—	$15
9. Restructuring and Management Transition

In the first quarter of 2019, the Company finalized plans to close 18 full-line stores and 9 ancillary home and furniture stores, further aligning the Company's brick-and-mortar presence with its omnichannel network, and enabling capital resources to be reallocated to locations and initiatives that offer the greatest long-term value potential. The planned store closures resulted in a $14 million asset impairment charge for store assets with limited future use and a $1 million severance charge for the expected displacement of store associates.
The components of Restructuring and management transition include:

•	Home office and stores — charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition — charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other — charges related primarily to contract termination costs and costs related to the closure of certain supply chain locations.
The composition of Restructuring and management transition charges was as follows:

	Three Months Ended		Cumulative Amount From Program Inception Through May 4, 2019
($ in millions)	May 4, 2019	May 5, 2018
Home office and stores	$19	$7	$505
Management transition	1	—	265
Other	—	—	186
Total	$20	$7	$956

Activity for the Restructuring and management transition liability for the three months ended May 4, 2019 was as follows:

($ in millions)	Home Office and Stores	Other	Total
February 2, 2019	$16	$2	$18
ASC 842 (Leases) adoption (See Note 2)	(15)	—	(15)
Charges	6	1	7
Cash payments	(2)	(3)	(5)
May 4, 2019	$5	$—	$5

10. Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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
Cash Flow Hedges Measured on a Recurring Basis
The fair value of our cash flow hedges are valued in the market using discounted cash flow techniques, which use quoted market interest rates in discounted cash flow calculations that consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.
Other Non-Financial Assets Measured on a Non-Recurring Basis
In connection with the Company announcing its plan to close underperforming stores in 2019, long-lived assets held and used with a carrying value of $22 million were written down to their fair value of $8 million, resulting in asset impairment charges of $14 million in the first quarter of 2019. Additionally, in connection with the adoption of the new lease accounting standard, right-of-use assets of $58 million were written down to their fair value of $19 million. The fair value was determined based on comparable market values of similar properties or on a rental income approach and the significant inputs related to valuing the store related assets are classified as Level 2 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	May 4, 2019		May 5, 2018		February 2, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, finance leases and note payable	$3,963	$2,833	$4,238	$3,712	$3,856	$2,579
The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of May 4, 2019, May 5, 2018 and February 2, 2019, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.

11. Accumulated Other Comprehensive Income/(Loss)

The following tables show the changes in accumulated other comprehensive income/(loss) balances for the three months ended May 4, 2019 and the three months ended May 5, 2018:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 2, 2019	$(290)	$(22)	$(1)	$(15)	$(328)
ASU 2018-02 (Stranded Taxes) adoption (See Note 2)	46	3	—	4	53
Other comprehensive income/(loss) before reclassifications	—	—	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income	—	2	—	(2)	—
May 4, 2019	$(244)	$(17)	$(1)	$(24)	$(286)

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 3, 2018	$(330)	$(26)	$—	$(4)	$(360)
Other comprehensive income/(loss) before reclassifications	—	—	—	5	5
Amounts reclassified from accumulated other comprehensive income	—	1	—	—	1
May 5, 2018	$(330)	$(25)	$—	$1	$(354)

12. Retirement Benefit Plans
The components of net periodic pension expense/(income) for our non-contributory qualified defined benefit pension plan and supplemental pension plans were as follows:

	Three Months Ended
($ in millions)	May 4, 2019	May 5, 2018
Service cost	$7	$9

Other components of net periodic pension cost/(income):
Interest cost	33	35
Expected return on plan assets	(48)	(56)
Amortization of prior service cost/(credit)	2	2
	(13)	(19)
Net periodic pension expense/(income)	$(6)	$(10)

Service cost is included in SG&A in the unaudited Interim Consolidated Statements of Operations.
13. Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits.

The composition of Real estate and other, net was as follows:

	Three Months Ended
($ in millions)	May 4, 2019	May 5, 2018
Net gain from sale of operating assets	$(4)	$(17)
Other	(1)	(1)
Total expense/(income)	$(5)	$(18)

Net Gain from Sale of Operating Assets
During the first quarter of 2018, we completed the sale of our Milwaukee, Wisconsin distribution facility for a net sale price of $30 million and recognized a net gain of $12 million.

14. Income Taxes
The net tax expense of $1 million for the three months ended May 4, 2019 consisted of federal, state and foreign tax expenses of $2 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and a $2 million benefit due to the release of valuation allowance.
As of May 4, 2019, we have approximately $2.2 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which largely expire in 2032 through 2034; $274 million of federal unused interest deductions that do not expire; and $69 million of tax credit carryforwards that expire at various dates through 2037. Additionally, we have state NOLs that are subject to various limitations and expiration dates beginning in 2019 through 2040 and are offset fully by valuation allowances. A valuation allowance of $576 million fully offsets the federal deferred tax assets resulting from the NOL, unused interest deductions and tax credit carryforwards that expire at various dates through 2037. A valuation allowance of $249 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2037. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the three months ended May 4, 2019, the valuation allowance net increase of $23 million consisted of $35 million to offset the net deferred tax assets created in the quarter primarily due to the increase in NOL carryforwards, $3 million which offsets the tax benefit attributable to the loss recorded in Other comprehensive income/(loss), offset by a $15 million benefit related to lease accounting.
15. Litigation and Other Contingencies
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

Contingencies
As of May 4, 2019, we have an estimated accrual of $19 million related to potential environmental liabilities that is recorded in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet. This estimate covered potential liabilities primarily related to underground storage tanks and remediation of environmental conditions involving our former drugstore locations. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations, liquidity or capital resources.
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
This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. It should be read in conjunction with our consolidated financial statements as of February 2, 2019, and for the year then ended, and related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (2018 Form 10-K). Unless otherwise indicated, all references to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Current Initiatives

With the development of a new senior leadership team, management is in the process of reassessing strategies and evaluating the transformational needs of the business. Our immediate actions to reestablish the fundamentals of retail include the following initiatives:

•	Reducing and enhancing our inventory position;

•	Strengthening our integrated omnichannel strategy;

•	Redesigning and improving core store processes;

•	Improving our shrink results; and

•	Revamping our merchandise assortments and strategies.

First, we are continuing our efforts to reduce and enhance our inventory position. For the first quarter of 2019, inventory was reduced by 16% and we have increased our sell through rates within all of our merchandise divisions.

Second, we are continuing to strengthen our integrated omnichannel strategy to return to growth in our digital channels, in a sustainable and profitable way. In the first quarter of 2019, we removed over 300,000 units of unproductive and unprofitable vendor fulfilled merchandise from our website, with almost no impact to our online sales profitability.

Third, we are redesigning and improving core store processes while implementing enhanced technology tools to better equip our store associates to deliver on our customers' expectations. In the first quarter of 2019, we launched a new checkout process to streamline tasks and enhance the customer experience, which is translating into a quicker checkout time for our customers. We are also in the process of testing in select stores a new centralized pick-up and returns process with plans to expand the concept to approximately 500 stores during the second quarter of 2019.

Fourth, we are taking immediate action to improve our shrink results. We have made technology investments and staffing adjustments which have shown improvements in our inventory shrink results during the first quarter of 2019.

Lastly, we will continue to revamp and rethink our merchandise assortments and strategies. In the first quarter of 2019, we discontinued selling major appliances in an effort to improve financial performance and refocus on our legacy strengths in apparel and soft home as well as other profitable growth opportunities. We are also leveraging our best-in-class global sourcing and design organization across our product spectrum to enhance the style and quality we deliver, but also to improve profitability within our assortment.

First Quarter Overview

▪	Total net sales were $2,439 million with a total net sales decrease of 5.6% compared to the first quarter of 2018 and a comparable store sales decrease of 5.5%.

▪	Credit income and other was $116 million compared to $87 million in last year's first quarter. The increase was due to increased gain share resulting from improved performance of the credit portfolio.

▪
Cost of goods sold, which excludes depreciation and amortization, as a percentage of Total net sales increased to 66.8% compared to 66.3% in the same period last year. The increase as a rate of sales was primarily driven by the negative impact from the liquidation of major appliance and furniture floor model inventory, offset partially by an improvement in both store and online non-clearance selling margins.

▪
Selling, general and administrative (SG&A) expenses as a percentage of Total net sales increased to 35.1% for the first quarter of 2019 as compared to 32.0% for the same period last year. Last year, SG&A included approximately $40 million in expense offsets related to the sale of a leasehold interest as well as the reversal of previously accrued risk insurance reserves. Additionally, due to the implementation of the new lease accounting standard, approximately $5 million in expenses for the first quarter related to the Company's home office lease, which were previously classified as interest and depreciation, are now included in SG&A.

▪
Our net loss was $154 million, or ($0.48) per share, compared to a net loss of $78 million, or ($0.25) per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$20 million, or ($0.06) per share, of restructuring and management transition charges; and

▪	$13 million, or $0.04 per share, for other components of net periodic pension income.

▪
Adjusted net loss (non-GAAP) was $147 million, or ($0.46) per share, compared to an adjusted net loss (non-GAAP) of $69 million, or ($0.22) per share, in last year's first quarter. See the reconciliation of net income/(loss) and diluted EPS, the most directly comparable generally accepted accounting principles (GAAP) financial measures, to adjusted net income/(loss) (non-GAAP) and adjusted diluted EPS (non-GAAP) on page 26.

▪
Adjusted earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (Adjusted EBITDA) (non-GAAP) was $74 million, a $77 million decline from the same period last year. See the reconciliation of net income/(loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA (non-GAAP) on page 25.

▪	Effective April 8, 2019, the Board of Directors elected Bill Wafford as Chief Financial Officer of the Company.

Results of Operations

	Three Months Ended
($ in millions, except EPS)	May 4, 2019	May 5, 2018
Total net sales	$2,439	$2,584
Credit income and other	116	87
Total revenues	2,555	2,671
Total net sales increase/(decrease) from prior year	(5.6)%	(4.3)%
Comparable store sales increase/(decrease) (1)	(5.5)%	0.2%

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,630	1,712
Selling, general and administrative	856	826
Depreciation and amortization	147	141
Real estate and other, net	(5)	(18)
Restructuring and management transition	20	7
Total costs and expenses	2,648	2,668
Operating income/(loss)	(93)	3
Other components of net periodic pension cost/(income)	(13)	(19)
(Gain)/loss on extinguishment of debt	—	23
Net interest expense	73	78
Income/(loss) before income taxes	(153)	(79)
Income tax expense/(benefit)	1	(1)
Net income/(loss)	$(154)	$(78)
Adjusted EBITDA (non-GAAP) (2)	$74	$151
Adjusted net income/(loss) (non-GAAP) (2)	$(147)	$(69)
Diluted EPS	$(0.48)	$(0.25)
Adjusted diluted EPS (non-GAAP) (2)	$(0.46)	$(0.22)
Ratios as a percent of total net sales:
Cost of goods sold	66.8%	66.3%
SG&A	35.1%	32.0%
Operating income/(loss)	(3.8)%	0.1%

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

Total Net Sales

	Three Months Ended
($ in millions)	May 4, 2019	May 5, 2018
Total net sales	$2,439	$2,584
Sales percent increase/(decrease):
Total net sales	(5.6)%	(4.3)%
Comparable store sales	(5.5)%	0.2%

Total net sales decreased $145 million in the first quarter of 2019 compared to the first quarter of 2018.

The following table provides the components of the net sales increase/(decrease):

Three Months Ended
($ in millions)	May 4, 2019
Comparable store sales increase/(decrease)	$(138)
Closed stores and other	(7)
Total net sales increase/(decrease)	$(145)
As our omnichannel strategy continues to evolve, it is increasingly difficult to distinguish between a store sale and an Internet sale. Because we no longer have a clear distinction between store sales and Internet sales, we do not separately report Internet sales. Below is a list of some of our omnichannel activities:

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

For the first quarter of 2019, units per transaction and average unit retail increased, while transaction counts decreased as compared to last year.

For the first quarter of 2019, our merchandise divisions that outperformed the total Company sales performance were Jewelry, Children's, Women's Apparel and Men's on a comparable store basis. Geographically, the Midwest and Northeast were the best performing regions of the country during the first quarter.

During the first quarters of 2019 and 2018, private brand merchandise comprised 45% and 48% of total merchandise sales, respectively. Exclusive brand merchandise comprised 7% of total merchandise sales in each of the first quarters of 2019 and 2018.

Store Count
The following table compares the number of stores for the three months ended May 4, 2019 and May 5, 2018:

	Three Months Ended
	May 4, 2019	May 5, 2018
JCPenney department stores
Beginning of period	864	872
Closed stores	(3)	(1)
End of period (1)	861	871

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 95 million square feet as of May 4, 2019 and May 5, 2018.
Credit Income and Other
Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement, we receive cash payments from Synchrony based upon the performance of the credit card portfolios.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. For the first quarters of 2019 and 2018, we recognized income of $116 million and $87 million, respectively, pursuant to our agreement with Synchrony. The increase for the three month period is due to increased income share resulting from the improved performance of the credit card portfolio.

Cost of Goods Sold
Cost of goods sold, exclusive of depreciation and amortization, for the three months ended May 4, 2019 was $1,630 million, a decrease of $82 million compared to $1,712 million for the three months ended May 5, 2018. Cost of goods sold as a percentage of Total net sales was 66.8% for the three months ended May 4, 2019 compared to 66.3% for the three months ended May 5, 2018, an increase of 50 basis points. The increase as a rate of sales for the three month period was primarily driven by the negative impact from the liquidation of major appliance and furniture floor model inventory, offset partially by an improvement in both store and online non-clearance selling margins.

SG&A Expenses
For the three months ended May 4, 2019, SG&A expenses were $856 million compared to $826 million in the corresponding period of 2018. SG&A expenses as a percent of Total net sales for the first quarter of 2019 increased to 35.1% compared to 32.0% in the first quarter of 2018. Last year, SG&A included approximately $40 million in expense offsets related to the sale of a leasehold interest as well as the reversal of previously accrued risk insurance reserves. Additionally, due to the implementation of the new lease accounting standard, approximately $5 million in expenses in the first quarter related to the Company's home office lease, which were previously classified as interest and depreciation, are now included in SG&A.
Depreciation and Amortization Expense
Depreciation and amortization expense was $147 million and $141 million for the three months ended May 4, 2019 and May 5, 2018, respectively.
Restructuring and Management Transition
The composition of Restructuring and management transition charges was as follows:

	Three Months Ended
($ in millions)	May 4, 2019	May 5, 2018
Home office and stores	$19	$7
Management transition	1	—
Other	—	—
Total	$20	$7

During the three months ended May 4, 2019 and May 5, 2018, we recorded $19 million and $7 million, respectively, of costs to reduce our store and home office expenses. Costs during the first three months of 2019 include store impairments related to announced store closures of $14 million, employee termination benefits of $4 million and store related closing costs of $1 million.

Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits.

The composition of Real estate and other, net was as follows:

	Three Months Ended
($ in millions)	May 4, 2019	May 5, 2018
Net gain from sale of operating assets	$(4)	$(17)
Other	(1)	(1)
Total expense/(income)	$(5)	$(18)

During the first quarter of 2018, we completed the sale of our Milwaukee, Wisconsin distribution facility for a net sale price of $30 million and recognized a net gain of $12 million.

Operating Income/(Loss)
For the first quarter of 2019, we reported an operating loss of $93 million compared to operating income of $3 million in the first quarter of 2018.

Other Components of Net Periodic Pension Cost/(Income)
Other components of net periodic pension cost/(income) was $(13) million and $(19) million for the three months ended May 4, 2019 and May 5, 2018, respectively.

(Gain)/Loss on Extinguishment of Debt
During the first quarter of 2018, we settled cash tender offers with respect to portions of our outstanding 8.125% Senior Notes Due 2019 (2019 Notes) and 5.65% Senior Notes Due 2020 (2020 Notes), resulting in a loss on extinguishment of debt of $23 million.

Net Interest Expense
Net interest expense for the first quarter of 2019 was $73 million compared to $78 million in the first quarter of 2018. The reduction in net interest expense is primarily due to the change in presentation of lease costs related to the home office.
Income Taxes
The net tax expense of $1 million for the three months ended May 4, 2019 consisted of federal, state and foreign tax expenses of $2 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and a $2 million benefit due to the release of valuation allowance.
As of May 4, 2019, we have approximately $2.2 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which largely expire in 2032 through 2034; $274 million of federal unused interest deductions that do not expire; and $69 million of tax credit carryforwards that expire at various dates through 2037. A valuation allowance of $576 million fully offsets the federal deferred tax assets resulting from the NOL, unused interest deductions and tax credit carryforwards that expire at various dates through 2037. Additionally, we have state NOLs that are subject to various limitations and expiration dates beginning in 2019 through 2040 and are offset fully by valuation allowances. A valuation allowance of $249 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2037. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the three months ended May 4, 2019, the valuation allowance net increase of $23 million consisted of $35 million to offset the net deferred tax assets created in the quarter primarily due to the increase in NOL carryforwards, $3 million which offsets the tax benefit attributable to the loss recorded in Other comprehensive income/(loss), offset by a $15 million benefit related to lease accounting.

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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, other components of net periodic pension cost/(income), the (gain)/loss on extinguishment of debt and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps. Unlike other operating expenses, restructuring and management transition charges, other components of net periodic pension cost/(income), the (gain)/loss on extinguishment of debt and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps are not directly related to our ongoing core business operations, which consist of selling merchandise and services to consumers through our department stores and our website at jcpenney.com. Further, our non-GAAP adjustments are for non-operating associated activities such as closed store impairments included in restructuring and management transition charges. Additionally, other components of net periodic pension cost/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, other components of net periodic pension cost/(income), the (gain)/loss on extinguishment of debt and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which is a non-GAAP financial measure:

	Three Months Ended
($ in millions)	May 4, 2019	May 5, 2018
Net income/(loss)	$(154)	$(78)
Add: Net interest expense	73	78
Add: (Gain)/loss on extinguishment of debt	—	23
Add: Income tax expense/(benefit)	1	(1)
Add: Depreciation and amortization	147	141
Add: Restructuring and management transition charges	20	7
Add: Other components of net periodic pension cost/(income)	(13)	(19)
Adjusted EBITDA (non-GAAP)	$74	$151

Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended
($ in millions, except per share data)	May 4, 2019	May 5, 2018
Net income/(loss)	$(154)	$(78)
Diluted EPS	$(0.48)	$(0.25)
Add: Restructuring and management transition charges (1)	20	7
Add: Other components of net periodic pension cost/(income) (1)	(13)	(19)
Add: (Gain)/loss on extinguishment of debt (1)	—	23
Less: Tax impact resulting from other comprehensive income allocation (2)	—	(2)
Adjusted net income/(loss) (non-GAAP)	$(147)	$(69)
Adjusted diluted EPS (non-GAAP)	$(0.46)	$(0.22)

(1)	Adjustments reflect no tax effect due to the impact of the Company's tax valuation allowance.

(2)	Represents the net tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income.
Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the first quarter of 2019 with $171 million of cash and cash equivalents. As of the end of the first quarter of 2019, based on our borrowing base, our current borrowings and amounts reserved for outstanding letters of credit, we had $1,556 million available for future borrowings under our revolving credit facility, providing total available liquidity of $1,727 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Three Months Ended
($ in millions)	May 4, 2019	May 5, 2018
Cash and cash equivalents	$171	$181
Merchandise inventory	2,477	2,948
Property and equipment, net	3,669	4,200

Total debt (1)	3,918	4,184
Stockholders’ equity	1,034	1,315
Total capital	4,952	5,499
Maximum capacity under our Revolving Credit Facility	2,350	2,350
Cash flow from operating activities	(205)	(354)
Free cash flow (non-GAAP) (2)	(268)	(421)
Capital expenditures (3)	71	106
Ratios:
Total debt-to-total capital (4)	79%	76%
Cash-to-total debt (5)	4%	4%

(1)	Includes long-term debt, net of unamortized debt issuance costs, including current maturities and any borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the first quarters of 2019 and 2018, we had accrued capital expenditures of $25 million and $42 million, respectively.

(4)	Total debt and other financing obligations divided by total capital.

(5)	Cash and cash equivalents divided by total debt and other financing obligations.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Three Months Ended
($ in millions)	May 4, 2019	May 5, 2018
Net cash provided by/(used in) operating activities (GAAP)	$(205)	$(354)
Add:
Proceeds from sale of operating assets	8	39
Less:
Capital expenditures (1)	(71)	(106)
Free cash flow (non-GAAP)	$(268)	$(421)

Net cash provided by/(used in) investing activities (2)	$(63)	$(67)
Net cash provided by/(used in) financing activities	$106	$144

(1)	As of the end of the first quarters of 2019 and 2018, we had accrued capital expenditures of $25 million and $42 million, respectively.

(2)	Net cash provided by investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flows from operating activities for the three months ended May 4, 2019 improved $149 million to an outflow of $205 million compared to an outflow of $354 million for the same period in 2018. Cash flows used in operating activities were lower than the prior year period primarily due to lower levels of inventory purchases.
Cash flows from operating activities for the first three months of 2019 and 2018 also included construction allowances from landlords of $4 million and $3 million, respectively, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory decreased $471 million, or 16.0%, to $2,477 million as of the end of the first quarter of 2019 compared to $2,948 million as of the end of the first quarter of 2018 and increased $40 million from year-end 2018. Merchandise accounts payable decreased $91 million as of the end of the first quarter of 2019 compared to the corresponding prior year period and decreased $5 million from year end 2018.

Investing Activities
Investing activities for the three months ended May 4, 2019 resulted in cash outflows of $63 million compared to outflows of $67 million for the same three month period of 2018.
Cash capital expenditures were $71 million for the three months ended May 4, 2019 and were $106 million for the three months ended May 5, 2018. In addition, as of the end of the first quarters of 2019 and 2018, we had $25 million and $42 million, respectively, of accrued capital expenditures. Through the first three months of 2019, capital expenditures related primarily to investments in our store environment and store facility improvements and investments in information technology in both our home office and stores. We received construction allowances from landlords of $4 million in the first three months of 2019 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are classified as operating activities and have been recorded as a reduction of operating lease assets in the unaudited Interim Consolidated Balance Sheets.
For the three months ended May 5, 2018, capital expenditures related primarily to investments in our store environment and store facility improvements, including investments in 13 new Sephora inside JCPenney stores and investments in information technology in both our home office and stores. We received construction allowances from landlords of $3 million in the first three months of 2018.
Full year 2019 capital expenditures are expected to be approximately $300 million to $325 million net of construction allowances from landlords. Capital expenditures for the remainder of 2019 include accrued expenditures of $25 million at the end of the first quarter.
Financing Activities
Financing activities for the three months ended May 4, 2019 resulted in an inflow of $106 million compared to an inflow of $144 million for the same period last year. During the first three months of 2019, we had net credit facility borrowings of $118 million and we paid $11 million in required principal payments on outstanding debt and $1 million in required payments on our finance leases and note payable.

During the first quarter of 2018, we issued $400 million aggregate principal amount of senior secured second priority notes due 2025 and incurred $7 million in related issuance costs, paid $395 million to settle cash tender offers with respect to portions of our outstanding 2019 Notes and 2020 Notes and had net credit facility borrowings of $351 million. Additionally, we paid $190 million to retire outstanding debt at maturity, paid $11 million in required principal payments on outstanding debt and $2 million in required payments on our finance leases and note payable.

Free Cash Flow
Free cash flow for the three months ended May 4, 2019 improved $153 million to an outflow of $268 million compared to an outflow of $421 million in the same period last year. The year-over-year improvement was primarily due to lower capital expenditures and a decrease in the volume of inventory purchases.
Cash Flow Outlook
For the remainder of 2019, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically. We believe that our current financial position will provide us the financial flexibility to support our current initiatives.

Credit Ratings

Our credit ratings and outlook as of May 24, 2019 from various credit rating agencies were as follows:

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

Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2018 Form 10-K.
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

With a sizable portion of our private and national branded apparel sourced from China, we are exposed to potential increases in product costs which may result from increased tariffs imposed by the U.S. government in connection with its trade disputes with China. We expect a minimal impact on our product costs based on the current tariffs that are in effect and have taken actions to diversify our sourcing operations. However, we can expect a more meaningful increase to our product costs if potential additional tariffs go into effect on all Chinese imports and specifically apparel and footwear.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Notes 2 and 3 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the three months ended May 4, 2019 are not necessarily indicative of the results for future quarters or the entire year.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at May 4, 2019 are similar to those disclosed in the 2018 Form 10-K.
Item 4. Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
In conjunction with the adoption of ASC Topic 842, Leases (Topic 842), a replacement of Leases (Topic 840) and updated by various targeted improvements, the Company enhanced its use of its lease accounting system and modified certain lease accounting processes. This resulted in a material change in a component of the Company's internal control over financial reporting. The operating effectiveness of these process changes will be evaluated as part of the Company's annual assessment of the effectiveness of internal controls over financial reporting.

Except as noted above, there were no changes in our internal control over financial reporting during the first quarter ended May 4, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
The matters under the caption "Litigation" in Note 15 of the Notes to the unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 6. Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 20, 2016	8-K	001-15274	3.1	7/21/2016
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
10.1	Letter Agreement dated March 25, 2019 between J. C. Penney Company, Inc. and Bill Wafford	8-K	001-15274	10.1	3/26/2019
10.2	Letter Agreement dated April 15, 2019 between J. C. Penney Company, Inc. and Steve Whaley	8-K	001-15274	10.1	4/18/2019
10.3	Form of Termination Pay Agreement	8-K	001-15274	10.2	4/18/2019
10.4	Form of Notice of Cash-Settled Restricted Unit Grant under the J. C. Penney Corporation, Inc. Management Incentive Compensation Program					†
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/ Steve Whaley
Steve Whaley Senior Vice President, Principal Accounting Officer and Controller (Principal Accounting Officer)
Date: May 29, 2019