Form 10-Q
period 2019-08-03
J C PENNEY CO INC
filed 2019-08-28
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-15274

J. C. PENNEY COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware			26-0037077
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

6501 Legacy Drive	Plano	Texas	75024 - 3698
(Address of principal executive offices)			(Zip Code)

(972) 431-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock of 50 cents par value	JCP	New York Stock Exchange
Preferred Stock Purchase Rights	JCP	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 317,837,111 shares of Common Stock of 50 cents par value, as of August 23, 2019.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended August 3, 2019

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Total net sales	$2,509	$2,762	$4,948	$5,346
Credit income and other	110	67	226	154
Total revenues	2,619	2,829	5,174	5,500

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,585	1,831	3,215	3,543
Selling, general and administrative (SG&A)	870	880	1,726	1,706
Depreciation and amortization	137	140	284	281
Real estate and other, net	3	12	(2)	(6)
Restructuring and management transition	7	2	27	9
Total costs and expenses	2,602	2,865	5,250	5,533
Operating income/(loss)	17	(36)	(76)	(33)
Other components of net periodic pension cost/(income)	(13)	(19)	(26)	(38)
(Gain)/loss on extinguishment of debt	(1)	—	(1)	23
Net interest expense	74	79	147	157
Income/(loss) before income taxes	(43)	(96)	(196)	(175)
Income tax expense/(benefit)	5	5	6	4
Net income/(loss)	$(48)	$(101)	$(202)	$(179)
Earnings/(loss) per share:
Basic	$(0.15)	$(0.32)	$(0.63)	$(0.57)
Diluted	$(0.15)	$(0.32)	$(0.63)	$(0.57)
Weighted average shares – basic	319.4	315.7	318.6	314.8
Weighted average shares – diluted	319.4	315.7	318.6	314.8
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income/(loss)	$(48)	$(101)	$(202)	$(179)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Reclassification for amortization of prior service (credit)/cost (1)	2	1	4	2
Cash flow hedges
Gain/(loss) on interest rate swaps (2)	(28)	—	(39)	5
Reclassification for periodic settlements (3)	(2)	—	(4)	—
Total other comprehensive income/(loss), net of tax	(28)	1	(39)	7
Total comprehensive income/(loss), net of tax	$(76)	$(100)	$(241)	$(172)

(1)
Net of $0 million of tax in each of the three and six months ended August 3, 2019 and net of $(1) million and $(2) million of tax in the three and six months ended August 4, 2018, respectively. Pre-tax amounts of $2 million and $4 million in each of the three and six months ended August 3, 2019 and August 4, 2018, respectively, were recognized in Other components of net periodic pension cost/(income) in the unaudited Interim Consolidated Statements of Operations.

(2)	Net of $0 million of tax in each of the three and six months ended August 3, 2019 and net of $(1) million of tax in the six months ended August 4, 2018.

(3)
Net of $0 million of tax in each of the three and six months ended August 3, 2019. Pre-tax amounts of $(2) million and $(4) million for the three and six months ended August 3, 2019, respectively, were recognized in Net interest expense in the unaudited Interim Consolidated Statements of Operations.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	August 3, 2019	August 4, 2018	February 2, 2019
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$163	$171	$109
Cash short-term investments	12	11	224
Cash and cash equivalents	175	182	333
Merchandise inventory	2,471	2,824	2,437
Prepaid expenses and other	275	221	189
Total current assets	2,921	3,227	2,959
Property and equipment (net of accumulated depreciation of $3,167, $3,293 and $3,425)	3,591	4,058	3,938
Operating lease assets	925	—	—
Prepaid pension	166	87	147
Other assets	657	686	677
Total Assets	$8,260	$8,058	$7,721
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$878	$910	$847
Other accounts payable and accrued expenses	970	1,025	995
Current operating lease liabilities	82	—	—
Current portion of finance leases and note payable	2	7	8
Current maturities of long-term debt	197	42	92
Total current liabilities	2,129	1,984	1,942
Noncurrent operating lease liabilities	1,089	—	—
Long-term finance leases and note payable	1	208	204
Long-term debt	3,589	3,960	3,716
Deferred taxes	121	144	131
Other liabilities	368	546	558
Total Liabilities	7,297	6,842	6,551
Stockholders’ Equity
Common stock(1)	159	157	158
Additional paid-in capital	4,719	4,709	4,713
Reinvested earnings/(accumulated deficit)	(3,601)	(3,297)	(3,373)
Accumulated other comprehensive income/(loss)	(314)	(353)	(328)
Total Stockholders’ Equity	963	1,216	1,170
Total Liabilities and Stockholders’ Equity	$8,260	$8,058	$7,721

(1)
1.25 billion shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 317.7 million, 314.8 million and 316.1 million as of August 3, 2019, August 4, 2018 and February 2, 2019, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
February 2, 2019	316.1	$158	$4,713	$(3,373)	$(328)	$1,170
ASC 842 (Leases) and ASU 2018-02 (Stranded Taxes) adoption (See Note 2)	—	—	—	(26)	53	27
Net income/(loss)	—	—	—	(154)	—	(154)
Other comprehensive income/(loss)	—	—	—	—	(11)	(11)
Stock-based compensation and other	0.7	—	2	—	—	2
May 4, 2019	316.8	$158	$4,715	$(3,553)	$(286)	$1,034
Net income/(loss)	—	—	—	(48)	—	(48)
Other comprehensive income/(loss)	—	—	—	—	(28)	(28)
Stock-based compensation and other	0.9	1	4	—	—	5
August 3, 2019	317.7	$159	$4,719	$(3,601)	$(314)	$963

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
February 3, 2018	312.0	$156	$4,705	$(3,118)	$(360)	$1,383
Net income/(loss)	—	—	—	(78)	—	(78)
Other comprehensive income/(loss)	—	—	—	—	6	6
Stock-based compensation and other	2.3	1	3	—	—	4
May 5, 2018	314.3	$157	$4,708	$(3,196)	$(354)	$1,315
Net income/(loss)	—	—	—	(101)	—	(101)
Other comprehensive income/(loss)	—	—	—	—	1	1
Stock-based compensation and other	0.5	—	1	—	—	1
August 4, 2018	314.8	$157	$4,709	$(3,297)	$(353)	$1,216
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
($ in millions)	August 3, 2019	August 4, 2018
Cash flows from operating activities
Net income/(loss)	$(202)	$(179)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	17	(3)
Asset impairments and other charges	—	52
Net (gain)/loss on sale of non-operating assets	(1)	—
Net (gain)/loss on sale of operating assets	3	(57)
(Gain)/loss on extinguishment of debt	(1)	23
Depreciation and amortization	284	281
Benefit plans	(29)	(37)
Stock-based compensation	6	6
Deferred taxes	—	(1)
Change in cash from:
Inventory	(34)	(21)
Prepaid expenses and other	(82)	(21)
Merchandise accounts payable	31	(63)
Accrued expenses and other	9	(115)
Net cash provided by/(used in) operating activities	1	(135)
Cash flows from investing activities
Capital expenditures	(146)	(221)
Net proceeds from sale of non-operating assets	1	—
Net proceeds from sale of operating assets	12	121
Net cash provided by/(used in) investing activities	(133)	(100)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	400
Proceeds from borrowings under the credit facility	946	2,258
Payments of borrowings under the credit facility	(946)	(2,081)
Premium on early retirement of debt	—	(20)
Payments of finance leases and note payable	(1)	(4)
Payments of long-term debt	(26)	(586)
Financing costs	—	(7)
Proceeds from stock issued under stock plans	1	2
Tax withholding payments for vested restricted stock	—	(3)
Net cash provided by/(used in) financing activities	(26)	(41)
Net increase/(decrease) in cash and cash equivalents	(158)	(276)
Cash and cash equivalents at beginning of period	333	458
Cash and cash equivalents at end of period	$175	$182

Supplemental cash flow information
Income taxes received/(paid), net	$(6)	$(5)
Interest received/(paid), net	(139)	(145)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	(15)	(20)
Remeasurement of leased assets and lease obligations	52	—

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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended August 3, 2019” and “second quarter of 2019” refer to the 13-week period ended August 3, 2019, and “three months ended August 4, 2018” and “second quarter of 2018” refer to the 13-week period ended August 4, 2018. "Six months ended August 3, 2019" and "six months ended August 4, 2018" refer to the 26-week periods ended August 3, 2019 and August 4, 2018, respectively. Fiscal years 2019 and 2018 contain 52 weeks.
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

In addition, the Company changed the accounting for the failed sale-leaseback of its home office to comply with the new lease standard's guidance for sale-leaseback accounting, and recorded a "day one impairment" of the new right-of-use assets that were included in previously impaired asset groups associated with long-lived assets. Per the transition guidance of the new lease standard, the failed sale-leaseback is considered a valid sale and leaseback that resulted in the removal of the related real estate assets of $153 million and the financing obligation of $208 million, and the recognition of the $55 million gain on sale in Reinvested earnings/(accumulated deficit). Adoption of the new lease accounting standard also required us to reevaluate the accounting for a $50 million promissory note issued in connection with the sale of the home office. In accordance with previous guidance, the promissory note was not recorded in the Consolidated Balance Sheets and not included in the implied gain on sale, however, under the new guidance, the promissory note is considered variable consideration under ASC 606, Revenue for Contracts with Customers. Accordingly, in transition, the Company did not recognize any amount for the $50 million promissory note, as management assessed the most likely amount of variable consideration to be zero given the associated local real estate market dynamics. In regards to the "day one impairment" charge, the Company evaluated the new right-of-use assets added to certain store asset groups that were previously determined to be impaired. Given the facts and circumstances that were still in existence upon adopting the new lease standard, the Company recorded an approximate $40 million impairment charge to Reinvested earnings/(accumulated deficit) to adjust the net book value of the new right-of-use assets to their fair value.

The following table provides the overall unaudited Interim Consolidated Balance Sheet impact of applying the new lease standard effective as of February 3, 2019. Due to the change in accounting for the Home Office sale-leaseback, there was a change in classification of $5 million and $10 million, respectively, in lease costs from Depreciation and amortization and Net interest expense in the prior year period to Selling, general and administrative expenses in the current year quarter and year-to-date period. There was no significant impact to the Company's unaudited Interim Consolidated Statement of Cash Flows.

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

4. Leases

We conduct a major part of our operations from leased premises (building or land) that include retail stores, store distribution centers, warehouses, offices and other facilities. Almost all leases include renewal options where we can extend the lease term from one to 50 years or more. We also lease equipment under finance leases for terms of primarily three to five years, and we rent or sublease certain real estate to third parties. Our lease contracts do not contain any purchase options or residual value guarantees.

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
Whether an operating lease or a finance lease, the lease liability is amortized over the lease term at a constant periodic interest rate. The right-of-use assets related to operating leases are amortized over the lease term on a basis that renders a straight-line amount of rent expense which encompasses the amortization and interest component of the lease. With the occurrence of certain events, the amortization pattern for an operating asset is adjusted to a straight-line basis over the remaining lease term. The right-of-use asset related to a finance lease is amortized on a straight-line basis over the lease term. Rent on short-term leases is expensed on a straight-line basis over the lease term. When a lease is modified or there is a change in lease term, we assess for any change in lease classification and remeasure the lease liability with a corresponding increase or decrease to the right-of-use asset.
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
Accounting Policy Applied in Fiscal 2018
Our lease accounting policies for lease contracts in fiscal 2018 and prior are disclosed in the 2018 Form 10-K.

Leases

($ in millions)	Classification	August 3, 2019
Assets
Operating lease assets	Operating lease assets	$925
Finance lease assets	Property and equipment	1
Total leased assets		$926
Liabilities
Current
Operating	Current operating lease liabilities	$82
Finance	Current portion of finance leases and note payable	1
Noncurrent
Operating	Noncurrent operating lease liabilities	1,089
Finance	Long-term finance leases and note payable	1
Total leased liabilities		$1,173

Lease Cost

		Three Months Ended	Six Months Ended
($ in millions)	Classification	August 3, 2019	August 3, 2019
Operating lease cost	Selling, general and administrative expense (SG&A)	$50	$98
Variable lease cost	Selling, general and administrative expense (SG&A)	32	64
Finance lease cost
Amortization of leased assets	Depreciation and amortization	—	—
Interest on lease liabilities	Net interest expense	—	—
Rental income	Real estate and other, net	3	5
Net lease cost		$79	$157

As of August 3, 2019, future lease payments were as follows:

($ in millions)	Operating Leases	Finance Leases	Total
2019	$104	$—	$104
2020	196	1	197
2021	190	—	190
2022	179	—	179
2023	173	—	173
Thereafter	1,844	2	1,846
Total lease payments	2,686	3	2,689
Less: amounts representing interest	(1,515)	(1)	(1,516)
Present value of lease liabilities	$1,171	$2	$1,173

Lease term and discount rate are as follows:

August 3, 2019
Weighted-average remaining lease term (years)
Operating leases	16
Financing leases	8
Weighted-average discount rate
Operating leases	11%
Financing leases	6%

Other information:

Six Months Ended
($ in millions)	August 3, 2019
Cash paid for amounts included in the measurement of these liabilities
Operating cash flows from operating leases	102
Operating cash flows from finance leases	1
Financing cash flows from finance leases	1

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

The following table provides the components of Net sales for the three and six months ended August 3, 2019 and August 4, 2018:

	Three Months Ended				Six Months Ended
($ in millions)	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
Women’s apparel	$664	26%	$695	25%	$1,254	25%	$1,309	25%
Men’s apparel and accessories	537	21%	563	20%	1,015	21%	1,063	20%
Women’s accessories, including Sephora	341	14%	371	13%	690	14%	749	14%
Home	246	10%	361	13%	551	11%	715	13%
Children’s, including toys	216	9%	241	9%	416	8%	448	8%
Footwear	194	8%	202	7%	375	8%	391	7%
Jewelry	155	6%	151	6%	322	6%	313	6%
Services and other	156	6%	178	7%	325	7%	358	7%
Total net sales	$2,509	100%	$2,762	100%	$4,948	100%	$5,346	100%

Credit income and other encompasses the revenue earned from the agreement with Synchrony Financial (Synchrony) associated with our private label credit card and co-branded MasterCard® programs.

The Company has contract liabilities associated with the sales of gift cards and our customer loyalty program.
The liabilities are included in Other accounts payable and accrued expenses in the unaudited Interim Consolidated Balance Sheets and were as follows:

(in millions)	August 3, 2019	August 4, 2018	February 2, 2019
Gift cards	$114	$116	$140
Loyalty rewards	63	62	60
Total contract liability	$177	$178	$200

Contract liability includes consideration received for gift card and loyalty related performance obligations which have not been satisfied as of a given date.

A rollforward of the amounts included in contract liability for the first six months of 2019 and 2018 are as follows:

(in millions)	2019	2018
Beginning balance	$200	$217
Current period gift cards sold and loyalty reward points earned	182	148
Net sales from amounts included in contract liability opening balances	(56)	(59)
Net sales from current period usage	(149)	(128)
Ending balance	$177	$178

6. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Earnings/(loss)
Net income/(loss)	$(48)	$(101)	$(202)	$(179)
Shares
Weighted average common shares outstanding (basic shares)	319.4	315.7	318.6	314.8
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—	—
Weighted average shares assuming dilution (diluted shares)	319.4	315.7	318.6	314.8
EPS
Basic	$(0.15)	$(0.32)	$(0.63)	$(0.57)
Diluted	$(0.15)	$(0.32)	$(0.63)	$(0.57)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Stock options, restricted stock awards and warrant	24.7	25.6	23.6	27.2

7. Long-Term Debt

($ in millions)	August 3, 2019	August 4, 2018	February 2, 2019
Issue:
8.125% Senior Notes Due 2019	$50	$50	$50
5.65% Senior Notes Due 2020 (1)	105	110	110
2017 Credit Facility (Matures in 2022)	—	177	—
2016 Term Loan Facility (Matures in 2023)	1,561	1,604	1,583
5.875% Senior Secured Notes Due 2023 (1)	500	500	500
7.125% Debentures Due 2023	10	10	10
8.625% Senior Secured Second Priority Notes Due 2025 (1)	400	400	400
6.9% Notes Due 2026	2	2	2
6.375% Senior Notes Due 2036 (1)	388	388	388
7.4% Debentures Due 2037	313	313	313
7.625% Notes Due 2097	500	500	500
Total debt	3,829	4,054	3,856
Unamortized debt issuance costs	(43)	(52)	(48)
Less: current maturities	(197)	(42)	(92)
Total long-term debt	$3,589	$3,960	$3,716

(1)	These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%.

As of August 3, 2019, there were no outstanding borrowings under our $2.35 billion senior secured asset-based revolving credit facility (2017 Credit Facility). All borrowings under the 2017 Credit Facility accrue interest at a rate equal to, at the Company’s option, a base rate or an adjusted LIBOR rate plus a spread.
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

The fair value of our interest rate swaps (see Note 10) are recorded in the unaudited Interim Consolidated Balance Sheets as an asset or a liability based upon its change in fair values from its effective date. The effective portion of the interest rate swaps' changes in fair values is reported in Accumulated other comprehensive income/(loss) (see Note 11), and the ineffective portion is reported in Net income/(loss). Amounts in Accumulated other comprehensive income/(loss) are reclassified into Net income/(loss) when the related interest payments affect earnings. For the periods presented, all of the interest rate swaps were 100% effective.

Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	August 3, 2019	August 4, 2018	February 2, 2019	Balance Sheet Location	August 3, 2019	August 4, 2018	February 2, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other	$1	$1	$—	Other accounts payable and accrued expenses	$—	$—	$—
Interest rate swaps	Other assets	—	16	10	Other liabilities	48	—	15
Total derivatives designated as hedging instruments		$1	$17	$10		$48	$—	$15

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
The components of Restructuring and management transition include:

•	Home office and stores — charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition — charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other — charges related primarily to contract termination costs and costs related to the closure of certain supply chain locations.
The composition of Restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended		Cumulative Amount From Program Inception Through August 3, 2019
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Home office and stores	$4	$2	$23	$9	$509
Management transition	3	—	4	—	268
Total	$7	$2	$27	$9	$777

Activity for the Restructuring and management transition liability for the six months ended August 3, 2019 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
February 2, 2019	$16	$—	$2	$18
ASC 842 (Leases) adoption (See Note 2)	(15)	—	—	(15)
Charges	4	5	—	9
Cash payments	(3)	(2)	(2)	(7)
August 3, 2019	$2	$3	$—	$5

10. Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	August 3, 2019		August 4, 2018		February 2, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, finance leases and note payable	$3,829	$2,373	$4,054	$3,385	$3,856	$2,579

The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of August 3, 2019, August 4, 2018 and February 2, 2019, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments.

Concentrations of Credit Risk
We have no significant concentrations of credit risk.
11. Accumulated Other Comprehensive Income/(Loss)

The following tables show the changes in accumulated other comprehensive income/(loss) balances for the six months ended August 3, 2019 and the six months ended August 4, 2018:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 2, 2019	$(290)	$(22)	$(1)	$(15)	$(328)
ASU 2018-02 (Stranded Taxes) adoption (See Note 2)	46	3	—	4	53
Other comprehensive income/(loss) before reclassifications	—	—	—	(39)	(39)
Amounts reclassified from accumulated other comprehensive income	—	4	—	(4)	—
August 3, 2019	$(244)	$(15)	$(1)	$(54)	$(314)

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 3, 2018	$(330)	$(26)	$—	$(4)	$(360)
Other comprehensive income/(loss) before reclassifications	—	—	—	5	5
Amounts reclassified from accumulated other comprehensive income	—	2	—	—	2
August 4, 2018	$(330)	$(24)	$—	$1	$(353)

12. Retirement Benefit Plans
The components of net periodic pension expense/(income) for our non-contributory qualified defined benefit pension plan and supplemental pension plans were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Service cost	$7	$10	$14	$19

Other components of net periodic pension cost/(income):
Interest cost	33	35	66	70
Expected return on plan assets	(48)	(56)	(96)	(112)
Amortization of prior service cost/(credit)	2	2	4	4
	(13)	(19)	(26)	(38)
Net periodic pension expense/(income)	$(6)	$(9)	$(12)	$(19)

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

The composition of Real estate and other, net was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net (gain)/loss from sale of non-operating assets	$(1)	$—	$(1)	$—
Investment income from Home Office Land Joint Venture	—	(1)	—	(1)
Net (gain)/loss from sale of operating assets	7	(40)	3	(57)
Impairments	—	52	—	52
Other	(3)	1	(4)	—
Total expense/(income)	$3	$12	$(2)	$(6)

Net (Gain)/Loss from Sale of Operating Assets
During the first quarter of 2018, we completed the sale of our Milwaukee, Wisconsin distribution facility for a net sale price of $30 million and recognized a net gain of $12 million. During the second quarter of 2018, we completed the sale of our Manchester, Connecticut distribution facility for a net sale price of $68 million and recognized a net gain of $38 million.

Impairments
During the second quarter of 2018, we recorded an impairment charge of $52 million related to the expected sale of three airplanes. Two of the airplanes were sold during the second quarter of 2018 at their fair value of $12 million. Subsequent to the second quarter of 2018, the third airplane was sold at its fair value of $8 million.

14. Income Taxes
The net tax expense of $5 million for the three months ended August 3, 2019 consisted of federal, state and foreign tax expenses of $4 million and $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets.
The net tax expense of $6 million for the six months ended August 3, 2019 consisted of federal, state and foreign tax expenses of $6 million, $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and a $2 million benefit due to the release of valuation allowance.
As of August 3, 2019, we have approximately $2.1 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which largely expire in 2032 through 2034; $287 million of federal unused interest deductions that do not expire; and $69 million of tax credit carryforwards that expire at various dates through 2037. Additionally, we have state NOLs that are subject to various limitations and expiration dates beginning in 2019 through 2040 and are offset fully by valuation allowances. A valuation allowance of $591 million fully offsets the federal deferred tax assets resulting from the NOLs, unused interest deductions and tax credit carryforwards that expire at various dates through 2037. A valuation allowance of $251 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2040. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the three months ended August 3, 2019, the valuation allowance net increase of $17 million consisted of $10 million to offset the net deferred tax assets created in the quarter primarily due to the increase in NOL carryforwards, and a $7 million offset to the tax benefit attributable to the loss recorded in Other comprehensive income/(loss). For the six months ended August 3, 2019, the valuation allowance net increase of $40 million consisted of $45 million to offset the net deferred tax assets created in the period primarily due to the increase in NOL carryforwards, $10 million which offsets the tax benefit attributable to the loss recorded in Other comprehensive income/(loss), offset by a $15 million benefit related to lease accounting.

15. Litigation and Other Contingencies
Litigation

Shareholder Derivative Litigation

On October 19, 2018, a shareholder of the Company, Juan Rojas, filed a shareholder derivative action against certain present and former members of the Company’s Board of Directors in the Delaware Court of Chancery. The Company is named as a nominal defendant. The lawsuit asserts claims for breaches of fiduciary duties based on alleged failures to prevent the Company from engaging in allegedly unlawful promotional pricing practices. On July 29, 2019, the Court granted defendants' motion to dismiss and dismissed plaintiff’s complaint with prejudice. While no assurance can be given as to the ultimate outcome of this matter, we believe that the final resolution of this action will not have a material adverse effect on our results of operations, financial position, liquidity or capital resources.

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
Contingencies
As of August 3, 2019, we have an estimated accrual of $19 million related to potential environmental liabilities that is recorded in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet. This estimate covered potential liabilities primarily related to underground storage tanks and remediation of environmental conditions involving our former drugstore locations. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations, liquidity or capital resources.
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

Current Initiatives

Management is continuing its process of reassessing strategies and evaluating the transformational needs of the business. We continue to make progress on our previously noted immediate actions to reestablish the fundamentals of retail, which include the following initiatives:

•	Reducing and enhancing our inventory position;

•	Strengthening our integrated omnichannel strategy;

•	Redesigning and improving core store processes;

•	Improving our shrink results; and

•	Revamping our merchandise assortments and strategies.

First, we are continuing our efforts to reduce and enhance our inventory position. At the end of the second quarter, our year-over-year inventory was reduced by 12.5%. During the quarter, we improved the management of our markdown and clearance cadence, resulting in lower permanent markdowns, which contributed to half of our 310 basis point improvement in our cost of goods sold as a percentage of total net sales.

Second, we are continuing to strengthen our integrated omnichannel strategy to return to growth in our digital channel, in a sustainable and profitable way. In the first quarter of 2019, we removed over 300,000 units of unproductive and unprofitable vendor fulfilled merchandise from our website, with almost no impact to our online sales profitability. We are improving navigation and presentation, while curating the assortment to provide an easier shopping experience across all platforms: desktop, mobile and our app.

Third, we are redesigning and improving core store processes while implementing enhanced technology tools to better equip our store associates to deliver on our customers' expectations. In the first quarter of 2019, we launched a new checkout process to streamline tasks and enhance the customer experience, which is translating into a quicker checkout time for our customers. During the second quarter, we implemented a new centralized pick-up and returns process in approximately 500 stores.

Fourth, we are taking immediate action to improve our shrink results. We have made technology investments and staffing adjustments which have led to improvements in our inventory shrink results during the first six months of 2019.

Lastly, we continue to revamp and rethink our merchandise assortments and strategies. In the first quarter of 2019, we discontinued selling major appliances in an effort to improve financial performance and refocus on our legacy strengths in apparel and soft home as well as other profitable growth opportunities. In the second quarter of 2019, we continued our efforts to align our merchandise assortment and choice counts with trends, quality and styles for our customers and our focus to further define, expand and improve our national and private brand positions. We are also leveraging our best-in-class global sourcing and design organization across our product spectrum to enhance the style and quality we deliver, but also to improve profitability within our assortment.

Second Quarter Overview

▪
Total net sales were $2,509 million with a total net sales decrease of 9.2% compared to the second quarter of 2018 and a comparable store sales decrease of 9.0%. Excluding the impact of the Company's exit from major appliances and in-store furniture categories, comparable sales decreased 6.0% for the quarter. See the reconciliation of comparable store sales increase/(decrease), the most directly comparable generally accepted accounting principle (GAAP) financial measure, to adjusted comparable store sales increase/(decrease) (non-GAAP) on page 28.

▪
Credit income and other was $110 million compared to $67 million in last year's second quarter. The increase was due to an increase in our income share which resulted from improved performance of the credit portfolio.

▪
Cost of goods sold, which excludes depreciation and amortization, as a percentage of Total net sales decreased to 63.2% compared to 66.3% in the same period last year. The decrease as a rate of sales was primarily driven by lower permanent markdowns, improved shrink as a rate of net sales, improvements in selling margins and the exit of major appliance and in-store furniture categories earlier this year.

▪
Selling, general and administrative (SG&A) expenses as a percentage of Total net sales increased to 34.7% for the second quarter of 2019 as compared to 31.9% for the same period last year. Last year, SG&A included approximately $7 million in expense offsets related to the buyout of a leasehold interest. Additionally, due to the implementation of the new lease accounting standard, approximately $5 million in expenses for the second quarter related to the Company's home office lease, which were previously classified as interest and depreciation, are now included in SG&A.

▪
Our net loss was $48 million, or ($0.15) per share, compared to a net loss of $101 million, or ($0.32) per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$7 million, or ($0.01) per share, of restructuring and management transition charges;

▪	$13 million, or $0.04 per share, for other components of net periodic pension income;

▪	$1 million gain on extinguishment of debt; and

▪	$1 million net gain on the sale of non-operating assets.

▪
Adjusted net loss (non-GAAP) was $56 million, or ($0.18) per share, compared to an adjusted net loss (non-GAAP) of $120 million, or ($0.38) per share, in last year's second quarter. See the reconciliation of net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) (non-GAAP) and adjusted diluted EPS (non-GAAP) on page 27.

▪
Adjusted earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (Adjusted EBITDA) (non-GAAP) was $160 million, a $55 million improvement from the same period last year. See the reconciliation of net income/(loss), the most directly comparable GAAP financial measure, to Adjusted EBITDA (non-GAAP) on page 27.

Results of Operations

	Three Months Ended		Six Months Ended
($ in millions, except EPS)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Total net sales	$2,509	$2,762	$4,948	$5,346
Credit income and other	110	67	226	154
Total revenues	2,619	2,829	5,174	5,500
Total net sales increase/(decrease) from prior year	(9.2)%	(7.5)%	(7.4)%	(6.0)%
Comparable store sales increase/(decrease) (1)	(9.0)%	0.3%	(7.3)%	0.2%
Adjusted comparable store sales increase/(decrease) (non-GAAP) (2)	(6.0)%	0.8%	(5.6)%	0.3%

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,585	1,831	3,215	3,543
Selling, general and administrative	870	880	1,726	1,706
Depreciation and amortization	137	140	284	281
Real estate and other, net	3	12	(2)	(6)
Restructuring and management transition	7	2	27	9
Total costs and expenses	2,602	2,865	5,250	5,533
Operating income/(loss)	17	(36)	(76)	(33)
Other components of net periodic pension cost/(income)	(13)	(19)	(26)	(38)
(Gain)/loss on extinguishment of debt	(1)	—	(1)	23
Net interest expense	74	79	147	157
Income/(loss) before income taxes	(43)	(96)	(196)	(175)
Income tax expense/(benefit)	5	5	6	4
Net income/(loss)	$(48)	$(101)	$(202)	$(179)
Adjusted EBITDA (non-GAAP) (2)	$160	$105	$234	$256
Adjusted net income/(loss) (non-GAAP) (2)	$(56)	$(120)	$(203)	$(189)
Diluted EPS	$(0.15)	$(0.32)	$(0.63)	$(0.57)
Adjusted diluted EPS (non-GAAP) (2)	$(0.18)	$(0.38)	$(0.64)	$(0.60)
Ratios as a percent of total net sales:
Cost of goods sold	63.2%	66.3%	65.0%	66.3%
SG&A	34.7%	31.9%	34.9%	31.9%
Operating income/(loss)	0.7%	(1.3)%	(1.5)%	(0.6)%

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

Total Net Sales

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Total net sales	$2,509	$2,762	$4,948	$5,346
Sales percent increase/(decrease):
Total net sales	(9.2)%	(7.5)%	(7.4)%	(6.0)%
Comparable store sales	(9.0)%	0.3%	(7.3)%	0.2%
Adjusted comparable store sales increase/(decrease) (non-GAAP) (1)	(6.0)%	0.8%	(5.6)%	0.3%

(1)
See “Non-GAAP Financial Measures” for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

The following table provides the components of the net sales increase/(decrease):

	Three Months Ended	Six Months Ended
($ in millions)	August 3, 2019	August 3, 2019
Comparable store sales increase/(decrease)	$(240)	$(378)
Closed stores and other	(13)	(20)
Total net sales increase/(decrease)	$(253)	$(398)
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

For the second quarter and first half of 2019, units per transaction and average unit retail increased, while transaction counts decreased as compared to last year.

For the second quarter and first half of 2019, our merchandise divisions that outperformed the total Company sales performance were Jewelry, Women's apparel, Footwear, Men's apparel and accessories and Women's accessories, including Sephora on a comparable store basis.

During the second quarter and first half of 2019, private brand merchandise comprised 47% and 46% of total merchandise sales, respectively. During both the second quarter and first half of 2018, private brand merchandise comprised 46% of total merchandise sales. Exclusive brand merchandise comprised 6% and 7% of total merchandise sales in both the second quarter and first half of 2019 and 2018, respectively.
Store Count
The following table compares the number of stores for the three and six months ended August 3, 2019 and August 4, 2018:

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
JCPenney department stores
Beginning of period	861	871	864	872
Stores opened	—	1	—	1
Closed stores	(15)	(7)	(18)	(8)
End of period (1)	846	865	846	865

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 93 million square feet as of August 3, 2019 and 95 million square feet as of August 4, 2018.
Credit Income and Other
Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement, we receive cash payments from Synchrony based upon the performance of the credit card portfolios.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. For the second quarters of 2019 and 2018, we recognized income of $110 million and $67 million, respectively, pursuant to our agreement with Synchrony. For the first six months of 2019 and 2018, we recognized income of $226 million and $154 million, respectively. The increase for the three and six month periods is due to increased income share resulting from the improved performance of the credit card portfolio.

Cost of Goods Sold
Cost of goods sold, exclusive of depreciation and amortization, for the three months ended August 3, 2019 was $1,585 million, a decrease of $246 million compared to $1,831 million for the three months ended August 4, 2018. Cost of goods sold as a percentage of Total net sales was 63.2% for the three months ended August 3, 2019 compared to 66.3% for the three months ended August 4, 2018, a decrease of 310 basis points. Cost of goods sold, exclusive of depreciation and amortization, for the six months ended August 3, 2019 was $3,215 million, a decrease of $328 million compared to $3,543 million for the six months ended August 4, 2018. Cost of goods sold as a percentage of Total net sales was 65.0% for the six months ended August 3, 2019 compared to 66.3% for the six months ended August 4, 2018, a decrease of 130 basis points. The decrease as a rate of sales was primarily driven by lower permanent markdowns, improved shrink rates as a rate of net sales, improvements in selling margins and the exit of major appliance and in-store furniture categories earlier this year.

SG&A Expenses
For the three months ended August 3, 2019, SG&A expenses were $870 million compared to $880 million in the corresponding period of 2018. SG&A expenses as a percent of Total net sales for the second quarter of 2019 increased to 34.7% compared to 31.9% in the second quarter of 2018. For the six months ended August 3, 2019, SG&A expenses were $1,726 million compared to $1,706 million in the corresponding period of 2018. SG&A expenses as a percent of Total net sales for the first six months of 2019 increased to 34.9% compared to 31.9% in the first six months of 2018. The year-over-year decrease in SG&A dollars for the second quarter was primarily due to lower store controllable expenses and advertising, which were offset by slightly higher incentive compensation. During the second quarter of 2018, SG&A included approximately $7 million in expense offsets related to the sale of a leasehold interest. During the first six months of 2018, SG&A included approximately $47 million in expense offsets related to the sale of a leasehold interest as well as the reversal of previously accrued risk insurance reserves. Additionally, due to the implementation of the new lease accounting standard, approximately $5 million and $10 million in expenses in the second quarter and first six months of 2019, respectively, related to the Company's home office lease, which were previously classified as interest and depreciation, are now included in SG&A. The year-over-year increase in SG&A expenses as a percent of Total net sales during the three and six month periods was primarily a result of de-leveraging driven by our negative comparable store sales performance.

Depreciation and Amortization Expense
Depreciation and amortization expense was $137 million and $140 million for the three months ended August 3, 2019 and August 4, 2018, respectively. Depreciation and amortization expense was $284 million and $281 million for the three months ended August 3, 2019 and August 4, 2018, respectively.
Restructuring and Management Transition
The composition of Restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Home office and stores	$4	$2	$23	$9
Management transition	3	—	4	—
Total	$7	$2	$27	$9

During the six months ended August 3, 2019 and August 4, 2018, we recorded $23 million and $9 million, respectively, of costs to reduce our store and home office expenses. Costs during the first six months of 2019 include store impairments of $14 million and accelerated depreciation of $2 million related to announced store closures, employee termination benefits of $4 million and store related closing costs of $3 million.

Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits.

The composition of Real estate and other, net was as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net (gain)/loss from sale of non-operating assets	$(1)	$—	$(1)	$—
Investment income from Home Office Land Joint Venture	—	(1)	—	(1)
Net (gain)/loss from sale of operating assets	$7	$(40)	3	(57)
Impairments	—	52	—	52
Other	(3)	1	(4)	—
Total expense/(income)	$3	$12	$(2)	$(6)

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

Operating Income/(Loss)
For the second quarter of 2019, we reported operating income of $17 million compared to an operating loss of $36 million in the second quarter of 2018. For the first six months of 2019, we reported an operating loss of $76 million compared to an operating loss of $33 million in the first six months of 2018.

Other Components of Net Periodic Pension Cost/(Income)
Other components of net periodic pension cost/(income) was $(13) million and $(19) million for the three months ended August 3, 2019 and August 4, 2018, respectively. Other components of net periodic pension cost/(income) was $(26) million and $(38) million for the six months ended August 3, 2019 and August 4, 2018, respectively.

(Gain)/Loss on Extinguishment of Debt
During the first quarter of 2018, we settled cash tender offers with respect to portions of our outstanding 8.125% Senior Notes Due 2019 (2019 Notes) and 5.65% Senior Notes Due 2020 (2020 Notes), resulting in a loss on extinguishment of debt of $23 million.

Net Interest Expense
Net interest expense for the second quarter of 2019 was $74 million compared to $79 million in the second quarter of 2018.
Net interest expense for the first six months of 2019 was $147 million compared to $157 million in the first six months of 2018. The reduction in net interest expense is primarily due to the change in presentation of lease costs related to the home office.
Income Taxes
The net tax expense of $5 million for the three months ended August 3, 2019 consisted of federal, state and foreign tax expenses of $4 million and $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets.

The net tax expense of $6 million for the six months ended August 3, 2019 consisted of federal, state and foreign tax expenses of $6 million, $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and a $2 million benefit due to the release of valuation allowance.
As of August 3, 2019, we have approximately $2.1 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which largely expire in 2032 through 2034; $287 million of federal unused interest deductions that do not expire; and $69 million of tax credit carryforwards that expire at various dates through 2037. Additionally, we have state NOLs that are subject to various limitations and expiration dates beginning in 2019 through 2040 and are offset fully by valuation allowances. A valuation allowance of $591 million fully offsets the federal deferred tax assets resulting from the NOL, unused interest deductions and tax credit carryforwards that expire at various dates through 2037. A valuation allowance of $251 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2040. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the three months ended August 3, 2019, the valuation allowance net increase of $17 million consisted of $10 million to offset the net deferred tax assets created in the quarter primarily due to the increase in NOL carryforwards and a $7 million offset to the tax benefit attributable to the loss recorded in Other comprehensive income/(loss). For the six months ended August 3, 2019, the valuation allowance net increase of $40 million consisted of $45 million to offset the net deferred tax assets created in the period primarily due to the increase in NOL carryforwards, $10 million which offsets the tax benefit attributable to the loss recorded in Other comprehensive income/(loss), offset by a $15 million benefit related to lease accounting.
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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, other components of net periodic pension cost/(income), the (gain)/loss on extinguishment of debt, the net (gain)/loss on the sale of non-operating assets, the proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office in Plano, Texas (Home Office Land Joint Venture) and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps. Unlike other operating expenses, restructuring and management transition charges, other components of net periodic pension cost/(income), the (gain)/loss on extinguishment of debt, the net (gain)/loss on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps are not directly related to our ongoing core business operations, which consist of selling merchandise and services to consumers through our department stores and our website at jcpenney.com. Further, our non-GAAP adjustments are for non-operating associated activities such as closed store impairments included in restructuring and management transition charges and such as joint venture earnings from the sale of excess land included in the proportional share of net income from our Home Office Land Joint Venture. Additionally, other components of net periodic pension cost/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, other components of net periodic pension cost/(income), the (gain)/loss on extinguishment of debt, the net (gain)/loss on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which is a non-GAAP financial measure:

	Three Months Ended		Six Months Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income/(loss)	$(48)	$(101)	$(202)	$(179)
Add: Net interest expense	74	79	147	157
Add: (Gain)/loss on extinguishment of debt	(1)	—	(1)	23
Add: Income tax expense/(benefit)	5	5	6	4
Add: Depreciation and amortization	137	140	284	281
Add: Restructuring and management transition charges	7	2	27	9
Add: Other components of net periodic pension cost/(income)	(13)	(19)	(26)	(38)
Less: Net (gain)/loss on the sale of non-operating assets	(1)	—	(1)	—
Less: Proportional share of net income from joint venture	—	(1)	—	(1)
Adjusted EBITDA (non-GAAP)	$160	$105	$234	$256
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended		Six Months Ended
($ in millions, except per share data)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income/(loss)	$(48)	$(101)	$(202)	$(179)
Diluted EPS	$(0.15)	$(0.32)	$(0.63)	$(0.57)
Add: Restructuring and management transition charges (1)	7	2	27	9
Add: Other components of net periodic pension cost/(income) (1)	(13)	(19)	(26)	(38)
Add: (Gain)/loss on extinguishment of debt (1)	(1)	—	(1)	23
Less: Net (gain)/loss on sale of non-operating assets (1)	(1)	—	(1)	—
Less: Proportional share of net income from joint venture (1)	—	(1)	—	(1)
Less: Tax impact resulting from other comprehensive income allocation (2)	—	(1)	—	(3)
Adjusted net income/(loss) (non-GAAP)	$(56)	$(120)	$(203)	$(189)
Adjusted diluted EPS (non-GAAP)	$(0.18)	$(0.38)	$(0.64)	$(0.60)

(1)	Adjustments reflect no tax effect due to the impact of the Company's tax valuation allowance.

(2)	Represents the net tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income.

Adjusted Comparable Store Sales Increase/(Decrease) (Non-GAAP)
Comparable store sales is a key performance indicator used by numerous retailers to measure the sales growth of its underlying operations. Comparable store sales is considered to be a GAAP measure as the key performance indicator is measured based on GAAP net sales. Comparable store sales that excludes the impact of major appliance and in-store furniture categories is considered a non-GAAP measure.  Given our elimination of these categories from our merchandise assortment, we believe that providing a comparable store sales metric that excludes the impact of major appliance and in-store furniture categories is useful for investors to evaluate the impact of these changes to our sales performance.

The following table reconciles comparable store sales increase/(decrease), the most directly comparable GAAP measure, to adjusted comparable store sales increase/(decrease), a non-GAAP measure.

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Comparable store sales increase/(decrease)	(9.0)%	0.3%	(7.3)%	0.2%
Impact related to major appliance and in-store furniture categories	3.0%	0.5%	1.7%	0.1%
Adjusted comparable store sales increase/(decrease) (non-GAAP)	(6.0)%	0.8%	(5.6)%	0.3%

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the second quarter of 2019 with $175 million of cash and cash equivalents. As of the end of the second quarter of 2019, based on our borrowing base, our current borrowings and amounts reserved for outstanding letters of credit, we had $1,501 million available for future borrowings under our revolving credit facility, providing total available liquidity of $1,676 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Six Months Ended
($ in millions)	August 3, 2019	August 4, 2018
Cash and cash equivalents	$175	$182
Merchandise inventory	2,471	2,824
Property and equipment, net	3,591	4,058

Total debt (1)	3,786	4,002
Stockholders’ equity	963	1,216
Total capital	4,749	5,218
Maximum capacity under our Revolving Credit Facility	2,350	2,350
Cash flow from operating activities	1	(135)
Free cash flow (non-GAAP) (2)	(133)	(235)
Capital expenditures (3)	146	221
Ratios:
Total debt-to-total capital (4)	80%	77%
Cash-to-total debt (5)	5%	5%

(1)	Includes long-term debt, net of unamortized debt issuance costs, including current maturities and any borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the second quarters of 2019 and 2018, we had accrued capital expenditures of $28 million and $38 million, respectively.

(4)	Total debt and other financing obligations divided by total capital.

(5)	Cash and cash equivalents divided by total debt.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Six Months Ended
($ in millions)	August 3, 2019	August 4, 2018
Net cash provided by/(used in) operating activities (GAAP)	$1	$(135)
Add:
Proceeds from sale of operating assets	12	121
Less:
Capital expenditures (1)	(146)	(221)
Free cash flow (non-GAAP)	$(133)	$(235)

Net cash provided by/(used in) investing activities (2)	$(133)	$(100)
Net cash provided by/(used in) financing activities	$(26)	$(41)

(1)	As of the end of the second quarters of 2019 and 2018, we had accrued capital expenditures of $28 million and $38 million, respectively.

(2)	Net cash provided by investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flows from operating activities for the six months ended August 3, 2019 improved $136 million to an inflow of $1 million compared to an outflow of $135 million for the same period in 2018. Cash flows from operating activities increased from the prior year period primarily due to lower levels of inventory purchases.
Cash flows from operating activities for each of the first six months of 2019 and 2018 also included construction allowances from landlords of $4 million, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory decreased $353 million, or 12.5%, to $2,471 million as of the end of the second quarter of 2019 compared to $2,824 million as of the end of the second quarter of 2018 and increased $34 million from year-end 2018. Merchandise accounts payable decreased $32 million as of the end of the second quarter of 2019 compared to the corresponding prior year period and increased $31 million from year end 2018.
Investing Activities
Investing activities for the six months ended August 3, 2019 resulted in cash outflows of $133 million compared to outflows of $100 million for the same six month period of 2018.
Cash capital expenditures were $146 million for the six months ended August 3, 2019 and were $221 million for the six months ended August 4, 2018. In addition, as of the end of the second quarters of 2019 and 2018, we had $28 million and $38 million, respectively, of accrued capital expenditures. Through the first six months of 2019, capital expenditures related primarily to investments in our store environment and store facility improvements and investments in information technology in both our home office and stores. We received construction allowances from landlords of $4 million in the first six months of 2019 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are classified as operating activities and have been recorded as a reduction of operating lease assets in the unaudited Interim Consolidated Balance Sheets.
For the six months ended August 4, 2018, capital expenditures related primarily to investments in our store environment and store facility improvements, including investments in 27 new Sephora inside JCPenney stores and investments in information technology in both our home office and stores. We received construction allowances from landlords of $4 million in the first six months of 2018.
Full year 2019 capital expenditures are expected to be approximately $300 million to $325 million net of construction allowances from landlords. Capital expenditures for the remainder of 2019 include accrued expenditures of $28 million at the end of the second quarter.
Financing Activities
Financing activities for the six months ended August 3, 2019 resulted in an outflow of $26 million compared to an outflow of $41 million for the same period last year. During the first six months of 2019, we paid $22 million in required principal payments on outstanding debt.

During the first six months of 2018, we issued $400 million aggregate principal amount of senior secured second priority notes due 2025 and incurred $7 million in related issuance costs, paid $395 million to settle cash tender offers with respect to portions of our outstanding 2019 Notes and 2020 Notes and had net credit facility borrowings of $177 million. Additionally, we paid $190 million to retire outstanding debt at maturity, paid $21 million in required principal payments on outstanding debt and $4 million in required payments on our finance leases and note payable.

Free Cash Flow
Free cash flow for the six months ended August 3, 2019 improved $102 million to an outflow of $133 million compared to an outflow of $235 million in the same period last year. The year-over-year improvement was primarily due to lower capital expenditures and a decrease in the volume of inventory purchases.
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

Credit Ratings

Our credit ratings and outlook as of August 23, 2019 from various credit rating agencies were as follows:

	Corporate	Outlook
Fitch Ratings	B-	Stable
Moody’s Investors Service, Inc.	Caa1	Stable
Standard & Poor’s Ratings Services	CCC+	Negative
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
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the six months ended August 3, 2019 are not necessarily indicative of the results for future quarters or the entire year.
Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. Words such as "expect" and similar expressions identify forward-looking statements, which include, but are not limited to, statements regarding sales, cost of goods sold, selling, general and administrative expenses, earnings, cash flows and liquidity. Forward-looking statements are based only on the Company's current assumptions and views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company's control, that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer confidence and spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell us merchandise on a timely basis or at all, trade restrictions, the ability to monetize non-core assets on acceptable terms, the ability to implement our strategic plan including our omnichannel initiatives, customer acceptance of our strategies, our ability to attract, motivate and retain key executives and other associates, the impact of cost reduction initiatives, our ability to generate or maintain liquidity, implementation of new systems and platforms, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, disruptions and congestion at ports through which we import goods, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, the ability of the federal government to fund and conduct its operations, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, legal and regulatory proceedings, the Company’s ability to access the debt or equity markets on favorable terms or at all and the Company's ability to comply with the continued listing criteria of the NYSE, and risks arising from the potential suspension of trading of the Company's common stock on that exchange. There can be no assurances that the Company will achieve expected results, and actual results may be materially less than expectations. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at August 3, 2019 are similar to those disclosed in the 2018 Form 10-K.
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
As of August 3, 2019, we have $3.786 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged. In addition, any future limitations on tax deductions for interest paid on outstanding indebtedness as a result of the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”) could have a material adverse effect on our results of operations and liquidity.
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
A substantial portion of our merchandise is sourced by our vendors and by us outside of the United States. All of our direct private brand vendors must comply with our supplier legal compliance program and applicable laws, including consumer and product safety laws. Although we diversify our sourcing and production by country and supplier, the failure of a supplier to produce and deliver our goods on time, to meet our quality standards and adhere to our product safety requirements or to meet the requirements of our supplier compliance program or applicable laws and could result in damage to our reputation.
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

Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, congestion and labor issues at major ports, transport capacity and costs, systems issues, problems in third party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. These risks and other factors relating to foreign trade could subject us to liability or hinder our ability to access suitable merchandise on acceptable terms, which could adversely impact our results of operations. In addition, developments in tax policy, such as the disallowance of tax deductions for imported merchandise, the imposition of tariffs on imported merchandise or changes to U.S. trade legislation, could have a material adverse effect on our results of operations and liquidity.
Disruptions and congestion at ports through which we import merchandise may increase our costs and/or delay the receipt of goods in our stores, which could adversely impact our profitability, financial position and cash flows.
We ship the majority of our private brand merchandise by ocean to ports in the United States. Our national brand suppliers also ship merchandise by ocean. Disruptions in the operations of ports through which we import our merchandise, including but not limited to labor disputes involving work slowdowns, lockouts or strikes, could require us and/or our vendors to ship merchandise by air freight or to alternative ports in the United States. Shipping by air is significantly more expensive than shipping by ocean, which could adversely affect our profitability. Similarly, shipping to alternative ports in the United States could result in increased lead times and transportation costs. Disruptions at ports through which we import our goods could also result in unanticipated inventory shortages, which could adversely impact our reputation and our results of operations.
Our Company’s growth and profitability depend on the levels of consumer confidence and spending.
Our results of operations are sensitive to changes in overall economic and political conditions that impact consumer spending, including discretionary spending. Many economic factors outside of our control, including the housing market, interest rates, recession, inflation and deflation, energy costs and availability, consumer credit availability and terms, consumer debt levels, tax rates and policy, and unemployment trends, influence consumer confidence and spending. The domestic and international political situation and actions also affect consumer confidence and spending. Additional events that could impact our performance include pandemics, terrorist threats and activities, worldwide military and domestic disturbances and conflicts, political instability and civil unrest. Declines in the level of consumer spending could adversely affect our growth and profitability.
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

If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock.
On August 6, 2019, we received written notification from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average closing share price required to maintain listing under Section 802.01C of the NYSE Listed Company Manual. The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. Our common stock is permitted to continue to trade on the NYSE under the symbol “JCP,” but will have an added designation of “.BC” to indicate the status of the common stock as “below compliance.”
We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements. We can regain compliance at any time during the six-month period following receipt of the notification if our common stock has a closing share price of at least $1.00 on the last trading day of any calendar month during the six-month period and also has an average closing share price of at least $1.00 over the 30-trading day period ending on the last trading day of that month.
Notwithstanding the foregoing, if we were to determine that we must cure the deficiency by taking an action that would require approval of our stockholders (such as a reverse stock split), we could also regain compliance by (i) obtaining the requisite stockholder approval by no later than our next annual meeting and (ii) implementing the action promptly thereafter, such that the price of our common stock would promptly exceed $1.00 per share, provided that the price must remain above that level for at least the following 30 trading days. However, there is no assurance that our stockholders would vote for such proposal.
While we are considering various options to cure the deficiency, it may take a significant effort to regain compliance with this continued listing standard, and there can be no assurance that we will be successful.
Our common stock could also be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii) our common stock trades at an “abnormally low” price. In either case, we would not have an opportunity to cure the deficiency, and, as a result, our common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our common stock, subject to our right to appeal under NYSE rules. There is no assurance that any appeal we undertake in these or other circumstances would be successful, nor is there any assurance that we will continue to comply with the other NYSE continued listing standards.
Failure to maintain our NYSE listing could negatively impact us and our stockholders by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news and analyst coverage. These developments may also require brokers trading in our common stock to adhere to more stringent rules and may limit our ability to raise capital by issuing additional shares in the future. Delisting may adversely impact the perception of our financial condition and cause reputational harm with investors and parties conducting business with us. In addition, the perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.
The Company’s ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.
The Company has a federal net operating loss (NOL) of $2.1 billion as of August 3, 2019. Nearly all of these NOL carryforwards (expiring in 2032 through 2034) arose prior to December 31, 2017 and are available to offset future taxable income in full. NOLs recognized after December 31, 2017 are only available to offset up to 80% of the Company’s future taxable income.
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
If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 2.09% at August 3, 2019. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through August 3, 2019, the Company has not had a Section 382 ownership change through August 3, 2019.
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

Item 6. Exhibits
Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 20, 2016	8-K	001-15274	3.1	7/21/2016
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
10.1	J. C. Penney Company, Inc. 2019 Long-Term Incentive Plan	8-K	001-15274	10.1	5/24/2019
10.2	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2019 Long-Term Incentive Plan					†
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/ Steve Whaley
Steve Whaley Senior Vice President, Principal Accounting Officer and Controller (Principal Accounting Officer)
Date: August 28, 2019