Form 10-Q
period 2019-11-02
J C PENNEY CO INC
filed 2019-12-04
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 319,995,614 shares of Common Stock of 50 cents par value, as of November 29, 2019.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended November 2, 2019

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Total net sales	$2,384	$2,653	$7,332	$7,999
Credit income and other	116	80	342	234
Total revenues	2,500	2,733	7,674	8,233

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,541	1,808	4,756	5,351
Selling, general and administrative (SG&A)	854	883	2,580	2,589
Depreciation and amortization	131	138	415	419
Real estate and other, net	(1)	(7)	(3)	(13)
Restructuring and management transition	9	11	36	20
Total costs and expenses	2,534	2,833	7,784	8,366
Operating income/(loss)	(34)	(100)	(110)	(133)
Other components of net periodic pension cost/(income)	(13)	(19)	(39)	(57)
(Gain)/loss on extinguishment of debt	—	—	(1)	23
Net interest expense	73	78	220	235
Income/(loss) before income taxes	(94)	(159)	(290)	(334)
Income tax expense/(benefit)	(1)	(8)	5	(4)
Net income/(loss)	$(93)	$(151)	$(295)	$(330)
Earnings/(loss) per share:
Basic	$(0.29)	$(0.48)	$(0.92)	$(1.05)
Diluted	$(0.29)	$(0.48)	$(0.92)	$(1.05)
Weighted average shares – basic	320.9	316.3	319.3	315.3
Weighted average shares – diluted	320.9	316.3	319.3	315.3
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income/(loss)	$(93)	$(151)	$(295)	$(330)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Reclassification for amortization of prior service (credit)/cost (1)	2	1	6	3
Cash flow hedges
Gain/(loss) on interest rate swaps (2)	(5)	5	(44)	10
Reclassification for periodic settlements (3)	(1)	—	(5)	—
Total other comprehensive income/(loss), net of tax	(4)	6	(43)	13
Total comprehensive income/(loss), net of tax	$(97)	$(145)	$(338)	$(317)

(1)
Net of $0 million of tax in each of the three and nine months ended November 2, 2019 and net of $(1) million and $(3) million of tax in the three and nine months ended November 3, 2018, respectively. Pre-tax amounts of $2 million and $6 million in the three and nine months ended November 2, 2019, respectively, and pre-tax amounts of $2 million and $6 million in the three and nine months ended November 3, 2018, respectively, were recognized in Other components of net periodic pension cost/(income) in the unaudited Interim Consolidated Statements of Operations.

(2)	Net of $0 million of tax in each of the three and nine months ended November 2, 2019 and net of $(1) million and $(2) million of tax in the three and nine months ended November 3, 2018, respectively.

(3)
Net of $0 million of tax in each of the three and nine months ended November 2, 2019. Pre-tax amounts of $(1) million and $(5) million for the three and nine months ended November 2, 2019, respectively, were recognized in Net interest expense in the unaudited Interim Consolidated Statements of Operations.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	November 2, 2019	November 3, 2018	February 2, 2019
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$147	$157	$109
Cash short-term investments	10	11	224
Cash and cash equivalents	157	168	333
Merchandise inventory	2,934	3,223	2,437
Prepaid expenses and other	285	224	189
Total current assets	3,376	3,615	2,959
Property and equipment (net of accumulated depreciation of $3,268, $3,371 and $3,425)	3,548	4,005	3,938
Operating lease assets	942	—	—
Prepaid pension	175	100	147
Other assets	658	695	677
Total Assets	$8,699	$8,415	$7,721
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$1,105	$1,234	$847
Other accounts payable and accrued expenses	899	960	995
Current operating lease liabilities	77	—	—
Current portion of finance leases and note payable	1	8	8
Current maturities of long-term debt	147	92	92
Total current liabilities	2,229	2,294	1,942
Noncurrent operating lease liabilities	1,112	—	—
Long-term finance leases and note payable	1	206	204
Long-term debt	4,011	4,161	3,716
Deferred taxes	117	138	131
Other liabilities	361	542	558
Total Liabilities	7,831	7,341	6,551
Stockholders’ Equity
Common stock(1)	160	158	158
Additional paid-in capital	4,720	4,711	4,713
Reinvested earnings/(accumulated deficit)	(3,694)	(3,448)	(3,373)
Accumulated other comprehensive income/(loss)	(318)	(347)	(328)
Total Stockholders’ Equity	868	1,074	1,170
Total Liabilities and Stockholders’ Equity	$8,699	$8,415	$7,721

(1)
1.25 billion shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 320.0 million, 315.4 million and 316.1 million as of November 2, 2019, November 3, 2018 and February 2, 2019, respectively.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
February 2, 2019	316.1	$158	$4,713	$(3,373)	$(328)	$1,170
ASC 842 (Leases) and ASU 2018-02 (Stranded Taxes) adoption (See Note 2)	—	—	—	(26)	53	27
Net income/(loss)	—	—	—	(154)	—	(154)
Other comprehensive income/(loss)	—	—	—	—	(11)	(11)
Stock-based compensation and other	0.7	—	2	—	—	2
May 4, 2019	316.8	$158	$4,715	$(3,553)	$(286)	$1,034
Net income/(loss)	—	—	—	(48)	—	(48)
Other comprehensive income/(loss)	—	—	—	—	(28)	(28)
Stock-based compensation and other	0.9	1	4	—	—	5
August 3, 2019	317.7	$159	$4,719	$(3,601)	$(314)	$963
Net income/(loss)	—	—	—	(93)	—	(93)
Other comprehensive income/(loss)	—	—	—	—	(4)	(4)
Stock-based compensation and other	2.3	1	1	—	—	2
November 2, 2019	320.0	$160	$4,720	$(3,694)	$(318)	$868

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
February 3, 2018	312.0	$156	$4,705	$(3,118)	$(360)	$1,383
Net income/(loss)	—	—	—	(78)	—	(78)
Other comprehensive income/(loss)	—	—	—	—	6	6
Stock-based compensation and other	2.3	1	3	—	—	4
May 5, 2018	314.3	$157	$4,708	$(3,196)	$(354)	$1,315
Net income/(loss)	—	—	—	(101)	—	(101)
Other comprehensive income/(loss)	—	—	—	—	1	1
Stock-based compensation and other	0.5	—	1	—	—	1
August 4, 2018	314.8	$157	$4,709	$(3,297)	$(353)	$1,216
Net income/(loss)	—	—	—	(151)	—	(151)
Other comprehensive income/(loss)	—	—	—	—	6	6
Stock-based compensation and other	0.6	1	2	—	—	3
November 3, 2018	315.4	$158	$4,711	$(3,448)	$(347)	$1,074
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
($ in millions)	November 2, 2019	November 3, 2018
Cash flows from operating activities
Net income/(loss)	$(295)	$(330)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	20	(3)
Asset impairments and other charges	—	53
Net (gain)/loss on sale of non-operating assets	(1)	—
Net (gain)/loss on sale of operating assets	2	(58)
(Gain)/loss on extinguishment of debt	(1)	23
Depreciation and amortization	415	419
Benefit plans	(44)	(56)
Stock-based compensation	9	9
Deferred taxes	(5)	(9)
Change in cash from:
Inventory	(497)	(420)
Prepaid expenses and other	(109)	(37)
Merchandise accounts payable	258	261
Income taxes	3	(2)
Accrued expenses and other	(61)	(161)
Net cash provided by/(used in) operating activities	(306)	(311)
Cash flows from investing activities
Capital expenditures	(226)	(321)
Net proceeds from sale of non-operating assets	1	—
Net proceeds from sale of operating assets	14	132
Joint venture return of investment	—	3
Insurance proceeds received for damage to property and equipment	—	1
Net cash provided by/(used in) investing activities	(211)	(185)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	400
Proceeds from borrowings under the credit facility	1,827	3,466
Payments of borrowings under the credit facility	(1,398)	(3,029)
Premium on early retirement of debt	—	(20)
Payments of finance leases and note payable	(2)	(6)
Payments of long-term debt	(86)	(597)
Financing costs	—	(7)
Proceeds from stock issued under stock plans	1	2
Tax withholding payments for vested restricted stock	(1)	(3)
Net cash provided by/(used in) financing activities	341	206
Net increase/(decrease) in cash and cash equivalents	(176)	(290)
Cash and cash equivalents at beginning of period	333	458
Cash and cash equivalents at end of period	$157	$168

Supplemental cash flow information
Income taxes received/(paid), net	$(8)	$(7)
Interest received/(paid), net	(230)	(242)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	(18)	(29)
Remeasurement of leased assets and lease obligations	77	—

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
Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended November 2, 2019” and “third quarter of 2019” refer to the 13-week period ended November 2, 2019, and “three months ended November 3, 2018” and “third quarter of 2018” refer to the 13-week period ended November 3, 2018. "Nine months ended November 2, 2019" and "nine months ended November 3, 2018" refer to the 39-week periods ended November 2, 2019 and November 3, 2018, respectively. Fiscal years 2019 and 2018 contain 52 weeks.
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

The following table provides the overall unaudited Interim Consolidated Balance Sheet impact of applying the new lease standard effective as of February 3, 2019. Due to the change in accounting for the Home Office sale-leaseback, there was a change in classification of $5 million and $15 million, respectively, in lease costs from Depreciation and amortization and Net interest expense in the prior year period to Selling, general and administrative expenses in the current year quarter and year-to-date period. There was no significant impact to the Company's unaudited Interim Consolidated Statement of Cash Flows.

	Balance as of February 3, 2019
($ in millions)	Balances removed under prior accounting	Balances added/reclassified under new lease standard	Net impact of new lease standard
Prepaid expenses and other	$—	$(5)	$(5)
Property and equipment	153	—	(153)
Operating lease assets	—	920	920
Other assets	—	(7)	(7)
Total assets	$153	$908	$755

Other accounts payable and accrued expenses	$4	$(2)	$(6)
Current operating lease liabilities	—	85	85
Current portion of finance leases and note payable	5	—	(5)
Noncurrent operating lease liabilities	—	1,086	1,086
Long-term finance leases and note payable	203	—	(203)
Deferred taxes	10	—	(10)
Other liabilities	11	(208)	(219)
Reinvested earnings/(accumulated deficit)	80	(53)	27
Total liabilities and stockholders’ equity	$153	$908	$755

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
Accounting Policy Applied in Fiscal 2018
Our lease accounting policies for lease contracts in fiscal 2018 and prior are disclosed in the 2018 Form 10-K.

Leases

($ in millions)	Classification	November 2, 2019
Assets
Operating lease assets	Operating lease assets	$942
Finance lease assets	Property and equipment	1
Total leased assets		$943
Liabilities
Current
Operating	Current operating lease liabilities	$77
Finance	Current portion of finance leases and note payable	—
Noncurrent
Operating	Noncurrent operating lease liabilities	1,112
Finance	Long-term finance leases and note payable	1
Total leased liabilities		$1,190

Lease Cost

		Three Months Ended	Nine Months Ended
($ in millions)	Classification	November 2, 2019	November 2, 2019
Operating lease cost	Selling, general and administrative expense (SG&A)	$48	$146
Variable lease cost	Selling, general and administrative expense (SG&A)	32	96
Finance lease cost
Amortization of leased assets	Depreciation and amortization	—	—
Interest on lease liabilities	Net interest expense	—	—
Rental income	Real estate and other, net	2	7
Net lease cost		$78	$235

As of November 2, 2019, future lease payments were as follows:

($ in millions)	Operating Leases	Finance Leases	Total
2019	$52	$—	$52
2020	200	—	200
2021	195	—	195
2022	182	—	182
2023	178	—	178
Thereafter	1,901	2	1,903
Total lease payments	2,708	2	2,710
Less: amounts representing interest	(1,519)	(1)	(1,520)
Present value of lease liabilities	$1,189	$1	$1,190

Lease term and discount rate are as follows:

November 2, 2019
Weighted-average remaining lease term (years)
Operating leases	16
Financing leases	8
Weighted-average discount rate
Operating leases	11%
Financing leases	6%

Other information:

Nine Months Ended
($ in millions)	November 2, 2019
Cash paid for amounts included in the measurement of these liabilities
Operating cash flows from operating leases	152
Operating cash flows from finance leases	1
Financing cash flows from finance leases	1

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

The following table provides the components of Net sales for the three and nine months ended November 2, 2019 and November 3, 2018:

	Three Months Ended				Nine Months Ended
($ in millions)	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
Women’s apparel	$514	21%	$544	21%	$1,596	22%	$1,678	21%
Men’s apparel and accessories	524	22%	552	21%	1,539	21%	1,615	20%
Women’s accessories, including Sephora	324	14%	353	13%	1,092	15%	1,173	15%
Home	229	10%	357	13%	780	11%	1,073	13%
Children’s, including toys	253	11%	280	11%	669	9%	728	9%
Footwear	281	12%	296	11%	809	11%	852	11%
Jewelry	106	4%	108	4%	368	5%	359	4%
Services and other	153	6%	163	6%	479	6%	521	7%
Total net sales	$2,384	100%	$2,653	100%	$7,332	100%	$7,999	100%

Credit income and other encompasses the revenue earned from the agreement with Synchrony Financial (Synchrony) associated with our private label credit card and co-branded MasterCard® programs.

The Company has contract liabilities associated with the sales of gift cards and our customer loyalty program.
The liabilities are included in Other accounts payable and accrued expenses in the unaudited Interim Consolidated Balance Sheets and were as follows:

(in millions)	November 2, 2019	November 3, 2018	February 2, 2019
Gift cards	$110	$111	$140
Loyalty rewards	63	60	60
Total contract liability	$173	$171	$200

Contract liability includes consideration received for gift card and loyalty related performance obligations which have not been satisfied as of a given date.

A rollforward of the amounts included in contract liability for the first nine months of 2019 and 2018 are as follows:

(in millions)	2019	2018
Beginning balance	$200	$217
Current period gift cards sold and loyalty reward points earned	251	232
Net sales from amounts included in contract liability opening balances	(71)	(75)
Net sales from current period usage	(207)	(203)
Ending balance	$173	$171

6. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Earnings/(loss)
Net income/(loss)	$(93)	$(151)	$(295)	$(330)
Shares
Weighted average common shares outstanding (basic shares)	320.9	316.3	319.3	315.3
Adjustment for assumed dilution:
Stock options, restricted stock awards and warrant	—	—	—	—
Weighted average shares assuming dilution (diluted shares)	320.9	316.3	319.3	315.3
EPS
Basic	$(0.29)	$(0.48)	$(0.92)	$(1.05)
Diluted	$(0.29)	$(0.48)	$(0.92)	$(1.05)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Stock options, restricted stock awards and warrant	23.8	22.9	23.7	25.8

7. Long-Term Debt

($ in millions)	November 2, 2019	November 3, 2018	February 2, 2019
Issue:
8.125% Senior Notes Due 2019	$—	$50	$50
5.65% Senior Notes Due 2020 (1)	105	110	110
2017 Credit Facility (Matures in 2022)	429	437	—
2016 Term Loan Facility (Matures in 2023)	1,551	1,593	1,583
5.875% Senior Secured Notes Due 2023 (1)	500	500	500
7.125% Debentures Due 2023	10	10	10
8.625% Senior Secured Second Priority Notes Due 2025 (1)	400	400	400
6.9% Notes Due 2026	2	2	2
6.375% Senior Notes Due 2036 (1)	388	388	388
7.4% Debentures Due 2037	313	313	313
7.625% Notes Due 2097	500	500	500
Total debt	4,198	4,303	3,856
Unamortized debt issuance costs	(40)	(50)	(48)
Less: current maturities	(147)	(92)	(92)
Total long-term debt	$4,011	$4,161	$3,716

(1)	These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%.

As of November 2, 2019, there were $429 million in outstanding borrowings under our $2.35 billion senior secured asset-based revolving credit facility (2017 Credit Facility). All borrowings under the 2017 Credit Facility accrue interest at a rate equal to, at the Company’s option, a base rate or an adjusted LIBOR rate plus a spread.
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

Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	November 2, 2019	November 3, 2018	February 2, 2019	Balance Sheet Location	November 2, 2019	November 3, 2018	February 2, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Prepaid expenses and other	$—	$1	$—	Other accounts payable and accrued expenses	$—	$—	$—
Interest rate swaps	Other assets	—	23	10	Other liabilities	53	—	15
Total derivatives designated as hedging instruments		$—	$24	$10		$53	$—	$15

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
The components of Restructuring and management transition include:

•
Home office and stores — charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges and other advisory costs;

•	Management transition — charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other — charges related primarily to contract termination costs and costs related to the closure of certain supply chain locations.
The composition of Restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended		Cumulative Amount From Program Inception Through November 2, 2019
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Home office and stores	$8	$2	$31	$11	$517
Management transition	1	9	5	9	269
Total	$9	$11	$36	$20	$786

Activity for the Restructuring and management transition liability for the nine months ended November 2, 2019 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
February 2, 2019	$16	$—	$2	$18
ASC 842 (Leases) adoption (See Note 2)	(15)	—	—	(15)
Charges	11	5	—	16
Cash payments	(8)	(3)	(2)	(13)
November 2, 2019	$4	$2	$—	$6

10. Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	November 2, 2019		November 3, 2018		February 2, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, finance leases and note payable	$4,198	$2,993	$4,303	$3,157	$3,856	$2,579

The fair value of long-term debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of November 2, 2019, November 3, 2018 and February 2, 2019, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments.

Concentrations of Credit Risk
We have no significant concentrations of credit risk.
11. Accumulated Other Comprehensive Income/(Loss)

The following tables show the changes in accumulated other comprehensive income/(loss) balances for the nine months ended November 2, 2019 and the nine months ended November 3, 2018:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 2, 2019	$(290)	$(22)	$(1)	$(15)	$(328)
ASU 2018-02 (Stranded Taxes) adoption (See Note 2)	46	3	—	4	53
Other comprehensive income/(loss) before reclassifications	—	—	—	(44)	(44)
Amounts reclassified from accumulated other comprehensive income	—	6	—	(5)	1
November 2, 2019	$(244)	$(13)	$(1)	$(60)	$(318)

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 3, 2018	$(330)	$(26)	$—	$(4)	$(360)
Other comprehensive income/(loss) before reclassifications	—	—	—	10	10
Amounts reclassified from accumulated other comprehensive income	—	3	—	—	3
November 3, 2018	$(330)	$(23)	$—	$6	$(347)

12. Retirement Benefit Plans
The components of net periodic pension expense/(income) for our non-contributory qualified defined benefit pension plan and supplemental pension plans were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Service cost	$7	$9	$21	$28

Other components of net periodic pension cost/(income):
Interest cost	33	34	99	104
Expected return on plan assets	(48)	(55)	(144)	(167)
Amortization of prior service cost/(credit)	2	2	6	6
	(13)	(19)	(39)	(57)
Net periodic pension expense/(income)	$(6)	$(10)	$(18)	$(29)

Service cost is included in SG&A in the unaudited Interim Consolidated Statements of Operations.

13. Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, certain asset impairments, accruals for certain litigation and other non-operating charges and credits.

The composition of Real estate and other, net was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net (gain)/loss from sale of non-operating assets	$—	$—	$(1)	$—
Investment income from Home Office Land Joint Venture	—	(3)	—	(4)
Net (gain)/loss from sale of operating assets	(1)	(1)	2	(58)
Impairments	—	—	—	52
Other	—	(3)	(4)	(3)
Total expense/(income)	$(1)	$(7)	$(3)	$(13)

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

14. Income Taxes
The net tax benefit of $1 million for the three months ended November 2, 2019 consisted of federal, state and foreign tax expenses of $1 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and a $3 million benefit due to the release of valuation allowance.
The net tax expense of $5 million for the nine months ended November 2, 2019 consisted of federal, state and foreign tax expenses of $7 million, $3 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and a $5 million benefit due to the release of valuation allowance.
As of November 2, 2019, we have approximately $2.1 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which largely expire in 2032 through 2034; $337 million of federal unused interest deductions that do not expire; and $70 million of tax credit carryforwards that expire at various dates through 2037. Additionally, we have state NOLs that are subject to various limitations and expiration dates beginning in 2019 through 2040 and are offset fully by valuation allowances. A valuation allowance of $609 million fully offsets the federal deferred tax assets resulting from the NOLs, unused interest deductions and tax credit carryforwards that expire at various dates through 2037. A valuation allowance of $253 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2040. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the three months ended November 2, 2019, the valuation allowance net increase of $21 million consisted of $20 million to offset the net deferred tax assets created in the quarter primarily due to the increase in NOL carryforwards, and a $1 million offset to the tax benefit attributable to the loss recorded in Other comprehensive income/(loss). For the nine months ended November 2, 2019, the valuation allowance net increase of $60 million consisted of $65 million to offset the net deferred tax assets created in the period primarily due to the increase in NOL carryforwards, $11 million which offsets the tax benefit attributable to the loss recorded in Other comprehensive income/(loss), offset by a $16 million benefit related to lease accounting.

15. Litigation and Other Contingencies
Litigation

Shareholder Derivative Litigation and Demand

On October 19, 2018, a shareholder of the Company, Juan Rojas, filed a shareholder derivative action against certain present and former members of the Company’s Board of Directors in the Delaware Court of Chancery. The Company was named as a nominal defendant. The lawsuit asserted claims for breaches of fiduciary duties based on alleged failures to prevent the Company from engaging in allegedly unlawful promotional pricing practices. On July 29, 2019, the Court granted defendants' motion to dismiss and dismissed plaintiff’s complaint with prejudice.

On October 21, 2019, the Company’s Board of Directors received a demand from Rojas to conduct an investigation of alleged breaches of fiduciary duties similar to those made in the dismissed derivative action regarding alleged failures to prevent the Company from engaging in allegedly unlawful promotional pricing practices.

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
Contingencies
As of November 2, 2019, we have an estimated accrual of $19 million related to potential environmental liabilities that is recorded in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet. This estimate covered potential liabilities primarily related to underground storage tanks and remediation of environmental conditions involving our former drugstore locations. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations, liquidity or capital resources.
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

Plan for Renewal

On November 15, 2019, the Company announced its Plan for Renewal to return JCPenney to sustainable, profitable growth. Coupled with our deep understanding of the customer, these five components of our Plan for Renewal guide everything we do:

•	Drive traffic;

•	Offer compelling merchandise;

•	Provide an engaging experience;

•	Fuel growth; and

•	Build a results-minded culture.

To drive traffic, we plan to use our space to present our merchandise with a fresh approach and provide experiences and services that customers want and are giving us permission to offer. Our main customer focus segment will be to deliver on the important emotional drivers of the All-in Shopping Enthusiast, serious shoppers who respond most to compelling merchandise and engaging experiences.

We plan to transform our merchandising efforts centered around offering compelling merchandise within the five lifestyles of how our customers, and in particular the All-in Shopping Enthusiast, live and want to shop:

•	MOVE - for everything from low to high impact;

•	CHILL - for the stylish 5-to-9 customer and great lounge and sleepwear;

•	ALL DAY - for casual work wear and weekend wear;

•	ON-POINT - for when a customer wants to be a bit more refined and polished; and

•	SHINE - for those special occasions.

Another element of providing compelling merchandise is our visual merchandising strategy creating an emotional connection with our customer. We have tested visual merchandising in Women's apparel within the five lifestyles and recently implemented this strategy into 92 stores. We are currently measuring the impact and we will continue to refine and expand this effort in a way that best serves the business.

We also plan to create an inspiring, shared experience showcasing compelling products and brands along with differentiating elements at a newly opened brand defining store. The brand defining store is the fullest articulation of our planned customer strategy, and is a store where we can leverage insights from customer feedback yet also observe customer preferences and shopping behaviors.

To fuel growth, we plan to implement cost reduction and efficiency initiatives across the organization. In addition to our cost reduction efforts, we plan to improve the health of our balance sheet and capital structure. We have outlined three main objectives: we will continue to maintain more than adequate liquidity to fund the operations of our business; we will proactively manage our existing outstanding debt maturities; and, we will maintain flexibility in how the business is funded to ensure sustainable and profitable growth.

Lastly, we are developing a results-minded culture focused on accountability, urgency, and innovative problem solving at all levels of the organization, and we are building a culture that connects all associates to achievements larger than the individual. It is imperative that all our associates understand where we are going as a company and how their role contributes to our success and are innately connected to our plan for renewal.

Third Quarter Overview

▪
Total net sales were $2,384 million with a total net sales decrease of 10.1% compared to the third quarter of 2018 and a comparable store sales decrease of 9.3%. Adjusted comparable store sales, which exclude the impact of the Company's exit from major appliance and in-store furniture categories, decreased 6.6% for the quarter. See "Non-GAAP Financial Measures" for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

▪
Credit income and other was $116 million compared to $80 million in last year's third quarter. The increase was due to an increase in our income share which resulted from improved performance of the credit portfolio.

▪
Cost of goods sold, which excludes depreciation and amortization, as a percentage of Total net sales decreased to 64.6% compared to 68.1% in the same period last year. The decrease as a percentage of sales was primarily driven by an increase in selling margins, the exit of the major appliance and in-store furniture categories earlier this year and improved inventory shrinkage as a percentage of net sales.

▪
Selling, general and administrative (SG&A) expenses as a percentage of Total net sales increased to 35.8% for the third quarter of 2019 as compared to 33.3% for the same period last year. Last year, SG&A included approximately $26 million in expense offsets related to the buyout of a leasehold interest. Additionally, due to the implementation of the new lease accounting standard, approximately $5 million in expenses for the third quarter related to the Company's home office lease, which were previously classified as interest and depreciation, are now included in SG&A.

▪
Our net loss was $93 million, or ($0.29) per share, compared to a net loss of $151 million, or ($0.48) per share, for the corresponding prior year quarter. Results for this quarter included the following amounts that are not directly related to our ongoing core business operations:

▪	$9 million, or ($0.03) per share, of restructuring and management transition charges; and

▪	$13 million, or $0.04 per share, for other components of net periodic pension income.

▪
Adjusted net loss (non-GAAP) was $97 million, or ($0.30) per share, compared to an adjusted net loss (non-GAAP) of $164 million, or ($0.52) per share, in last year's third quarter. See "Non-GAAP Financial Measures" for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

▪
Adjusted earnings before interest expense, income tax (benefit)/expense and depreciation and amortization (Adjusted EBITDA) (non-GAAP) was $106 million, a $60 million improvement from the same period last year. See "Non-GAAP Financial Measures" for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

Results of Operations

	Three Months Ended		Nine Months Ended
($ in millions, except EPS)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Total net sales	$2,384	$2,653	$7,332	$7,999
Credit income and other	116	80	342	234
Total revenues	2,500	2,733	7,674	8,233
Total net sales increase/(decrease) from prior year	(10.1)%	(5.8)%	(8.3)%	(5.9)%
Comparable store sales increase/(decrease) (1)	(9.3)%	(5.4)%	(8.0)%	(1.7)%
Adjusted comparable store sales increase/(decrease) (non-GAAP) (2)	(6.6)%	(4.0)%	(5.9)%	(1.2)%

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,541	1,808	4,756	5,351
Selling, general and administrative	854	883	2,580	2,589
Depreciation and amortization	131	138	415	419
Real estate and other, net	(1)	(7)	(3)	(13)
Restructuring and management transition	9	11	36	20
Total costs and expenses	2,534	2,833	7,784	8,366
Operating income/(loss)	(34)	(100)	(110)	(133)
Other components of net periodic pension cost/(income)	(13)	(19)	(39)	(57)
(Gain)/loss on extinguishment of debt	—	—	(1)	23
Net interest expense	73	78	220	235
Income/(loss) before income taxes	(94)	(159)	(290)	(334)
Income tax expense/(benefit)	(1)	(8)	5	(4)
Net income/(loss)	$(93)	$(151)	$(295)	$(330)
Adjusted EBITDA (non-GAAP) (2)	$106	$46	$340	$302
Adjusted net income/(loss) (non-GAAP) (2)	$(97)	$(164)	$(300)	$(353)
Diluted EPS	$(0.29)	$(0.48)	$(0.92)	$(1.05)
Adjusted diluted EPS (non-GAAP) (2)	$(0.30)	$(0.52)	$(0.94)	$(1.12)
Ratios as a percentage of total net sales:
Cost of goods sold	64.6%	68.1%	64.9%	66.9%
SG&A	35.8%	33.3%	35.2%	32.4%
Operating income/(loss)	(1.4)%	(3.8)%	(1.5)%	(1.7)%

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

Total Net Sales

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Total net sales	$2,384	$2,653	$7,332	$7,999
Sales percent increase/(decrease):
Total net sales	(10.1)%	(5.8)%	(8.3)%	(5.9)%
Comparable store sales	(9.3)%	(5.4)%	(8.0)%	(1.7)%
Adjusted comparable store sales increase/(decrease) (non-GAAP) (1)	(6.6)%	(4.0)%	(5.9)%	(1.2)%

(1)
See “Non-GAAP Financial Measures” for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

The following table provides the components of the net sales increase/(decrease):

	Three Months Ended	Nine Months Ended
($ in millions)	November 2, 2019	November 2, 2019
Comparable store sales increase/(decrease)	$(238)	$(616)
Closed stores and other	(31)	(51)
Total net sales increase/(decrease)	$(269)	$(667)
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

For the third quarter and first nine months of 2019, average unit retail selling price increased, while units per transaction and transaction counts decreased as compared to the same periods last year.

For the third quarter and first nine months of 2019, our top performing merchandise divisions were Jewelry, Men's apparel and accessories,Women's apparel and Footwear on a comparable store basis.

During both the third quarter and first nine months of 2019, private brand merchandise and exclusive brand merchandise comprised 46% and 6% of total merchandise sales, respectively. During both the third quarter and first nine months of 2018, private brand merchandise and exclusive brand merchandise comprised 45% and 7% of total merchandise sales, respectively.

Store Count
The following table compares the number of stores for the three and nine months ended November 2, 2019 and November 3, 2018:

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
JCPenney department stores
Beginning of period	846	865	864	872
Stores opened	—	—	—	1
Closed stores	—	(1)	(18)	(9)
End of period (1)	846	864	846	864

(1)	Gross selling space, including selling space allocated to services and licensed departments, was 93 million square feet as of November 2, 2019 and 95 million square feet as of November 3, 2018.
Credit Income and Other
Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement, we receive cash payments from Synchrony based upon the performance of the credit card portfolios.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. For the third quarters of 2019 and 2018, we recognized income of $116 million and $80 million, respectively, pursuant to our agreement with Synchrony. For the first nine months of 2019 and 2018, we recognized income of $342 million and $234 million, respectively. The increase for the three and nine month periods is due to increased income share resulting from the improved performance of the credit card portfolio.

Cost of Goods Sold
Cost of goods sold, exclusive of depreciation and amortization, for the three months ended November 2, 2019 was $1,541 million, a decrease of $267 million compared to $1,808 million for the three months ended November 3, 2018. Cost of goods sold as a percentage of Total net sales was 64.6% for the three months ended November 2, 2019 compared to 68.1% for the three months ended November 3, 2018, a decrease of 350 basis points. Cost of goods sold, exclusive of depreciation and amortization, for the nine months ended November 2, 2019 was $4,756 million, a decrease of $595 million compared to $5,351 million for the nine months ended November 3, 2018. Cost of goods sold as a percentage of Total net sales was 64.9% for the nine months ended November 2, 2019 compared to 66.9% for the nine months ended November 3, 2018, a decrease of 200 basis points. The decrease as a percentage of sales was primarily driven by an increase in selling margins, the exit of major appliance and in-store furniture categories earlier this year and improved inventory shrinkage as a percentage of net sales.

SG&A Expenses
For the three months ended November 2, 2019, SG&A expenses were $854 million compared to $883 million in the corresponding period of 2018. SG&A expenses as a percentage of Total net sales for the third quarter of 2019 increased to 35.8% compared to 33.3% in the third quarter of 2018. For the nine months ended November 2, 2019, SG&A expenses were $2,580 million compared to $2,589 million in the corresponding period of 2018. SG&A expenses as a percentage of Total net sales for the first nine months of 2019 increased to 35.2% compared to 32.4% in the first nine months of 2018. The year-over-year decrease in SG&A dollars for the third quarter was primarily due to lower advertising and store controllable expenses, which were offset by slightly higher incentive compensation. During the third quarter of 2018, SG&A included approximately $26 million in expense offsets related to the sale of a leasehold interest. During the first nine months of 2018, SG&A included approximately $73 million in expense offsets related to the sale of leasehold interests as well as the reversal of previously accrued risk insurance reserves. Additionally, due to the implementation of the new lease accounting standard, approximately $5 million and $15 million in expenses in the third quarter and first nine months of 2019, respectively, related to the Company's home office lease, which were previously classified as interest and depreciation, are now included in SG&A. The year-over-year increase in SG&A expenses as a percentage of Total net sales during the three and nine month periods was primarily a result of de-leveraging driven by our negative comparable store sales performance.

Depreciation and Amortization Expense
Depreciation and amortization expense was $131 million and $138 million for the three months ended November 2, 2019 and November 3, 2018, respectively. Depreciation and amortization expense was $415 million and $419 million for the nine months ended November 2, 2019 and November 3, 2018, respectively.

Restructuring and Management Transition
The composition of Restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Home office and stores	$8	$2	$31	$11
Management transition	1	9	5	9
Total	$9	$11	$36	$20

During the nine months ended November 2, 2019 and November 3, 2018, we recorded $31 million and $11 million, respectively, of costs to reduce our store and home office expenses. Costs during the first nine months of 2019 include store impairments of $14 million and accelerated depreciation of $6 million related to announced store closures, employee termination benefits of $4 million, store related closing costs of $4 million and advisory costs of $3 million.

Real Estate and Other, Net
Real estate and other consists of ongoing operating income from our real estate subsidiaries. Real estate and other also includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits.

The composition of Real estate and other, net was as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net (gain)/loss from sale of non-operating assets	$—	$—	$(1)	$—
Investment income from Home Office Land Joint Venture	—	(3)	—	(4)
Net (gain)/loss from sale of operating assets	$(1)	$(1)	2	(58)
Impairments	—	—	—	52
Other	—	(3)	(4)	(3)
Total expense/(income)	$(1)	$(7)	$(3)	$(13)

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

Operating Income/(Loss)
For the third quarter of 2019, we reported an operating loss of $34 million compared to an operating loss of $100 million in the third quarter of 2018. For the first nine months of 2019, we reported an operating loss of $110 million compared to an operating loss of $133 million in the first nine months of 2018.

Other Components of Net Periodic Pension Cost/(Income)
Other components of net periodic pension cost/(income) was $(13) million and $(19) million for the three months ended November 2, 2019 and November 3, 2018, respectively. Other components of net periodic pension cost/(income) was $(39) million and $(57) million for the nine months ended November 2, 2019 and November 3, 2018, respectively.

(Gain)/Loss on Extinguishment of Debt
During the first quarter of 2018, we settled cash tender offers with respect to portions of our outstanding 8.125% Senior Notes Due 2019 (2019 Notes) and 5.65% Senior Notes Due 2020 (2020 Notes), resulting in a loss on extinguishment of debt of $23 million.

Net Interest Expense
Net interest expense for the third quarter of 2019 was $73 million compared to $78 million in the third quarter of 2018.

Net interest expense for the first nine months of 2019 was $220 million compared to $235 million in the first nine months of 2018. The reduction in net interest expense is primarily due to the change in presentation of lease costs related to the home office.
Income Taxes
The net tax benefit of $1 million for the three months ended November 2, 2019 consisted of federal, state and foreign tax expenses of $1 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and a $3 million benefit due to the release of valuation allowance.

The net tax expense of $5 million for the nine months ended November 2, 2019 consisted of federal, state and foreign tax expenses of $7 million, $3 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets and a $5 million benefit due to the release of valuation allowance.
As of November 2, 2019, we have approximately $2.1 billion of net operating losses (NOLs) available for U.S. federal income tax purposes, which largely expire in 2032 through 2034; $337 million of federal unused interest deductions that do not expire; and $70 million of tax credit carryforwards that expire at various dates through 2037. Additionally, we have state NOLs that are subject to various limitations and expiration dates beginning in 2019 through 2040 and are offset fully by valuation allowances. A valuation allowance of $609 million fully offsets the federal deferred tax assets resulting from the NOL, unused interest deductions and tax credit carryforwards that expire at various dates through 2037. A valuation allowance of $253 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2040. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the three months ended November 2, 2019, the valuation allowance net increase of $21 million consisted of $20 million to offset the net deferred tax assets created in the quarter primarily due to the increase in NOL carryforwards and a $1 million offset to the tax benefit attributable to the loss recorded in Other comprehensive income/(loss). For the nine months ended November 2, 2019, the valuation allowance net increase of $60 million consisted of $65 million to offset the net deferred tax assets created in the period primarily due to the increase in NOL carryforwards, $11 million which offsets the tax benefit attributable to the loss recorded in Other comprehensive income/(loss), offset by a $16 million benefit related to lease accounting.
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

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which is a non-GAAP financial measure:

	Three Months Ended		Nine Months Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income/(loss)	$(93)	$(151)	$(295)	$(330)
Add: Net interest expense	73	78	220	235
Add: (Gain)/loss on extinguishment of debt	—	—	(1)	23
Add: Income tax expense/(benefit)	(1)	(8)	5	(4)
Add: Depreciation and amortization	131	138	415	419
Add: Restructuring and management transition charges	9	11	36	20
Add: Other components of net periodic pension cost/(income)	(13)	(19)	(39)	(57)
Less: Net (gain)/loss on the sale of non-operating assets	—	—	(1)	—
Less: Proportional share of net income from joint venture	—	(3)	—	(4)
Adjusted EBITDA (non-GAAP)	$106	$46	$340	$302
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
($ in millions, except per share data)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income/(loss)	$(93)	$(151)	$(295)	$(330)
Diluted EPS	$(0.29)	$(0.48)	$(0.92)	$(1.05)
Add: Restructuring and management transition charges (1)	9	11	36	20
Add: Other components of net periodic pension cost/(income) (1)	(13)	(19)	(39)	(57)
Add: (Gain)/loss on extinguishment of debt (1)	—	—	(1)	23
Less: Net (gain)/loss on sale of non-operating assets (1)	—	—	(1)	—
Less: Proportional share of net income from joint venture (1)	—	(3)	—	(4)
Less: Tax impact resulting from other comprehensive income allocation (2)	—	(2)	—	(5)
Adjusted net income/(loss) (non-GAAP)	$(97)	$(164)	$(300)	$(353)
Adjusted diluted EPS (non-GAAP)	$(0.30)	$(0.52)	$(0.94)	$(1.12)

(1)	Adjustments reflect no tax effect due to the impact of the Company's tax valuation allowance.

(2)	Represents the net tax benefit that resulted from our other comprehensive income allocation between our Operating loss and Accumulated other comprehensive income.

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

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Comparable store sales increase/(decrease)	(9.3)%	(5.4)%	(8.0)%	(1.7)%
Impact related to major appliance and in-store furniture categories	2.7%	1.4%	2.1%	0.5%
Adjusted comparable store sales increase/(decrease) (non-GAAP)	(6.6)%	(4.0)%	(5.9)%	(1.2)%

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. We ended the third quarter of 2019 with $157 million of cash and cash equivalents. As of the end of the third quarter of 2019, based on our borrowing base, our current borrowings and amounts reserved for outstanding letters of credit, we had $1,510 million available for future borrowings under our revolving credit facility, providing total available liquidity of $1,667 million.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Nine Months Ended
($ in millions)	November 2, 2019	November 3, 2018
Cash and cash equivalents	$157	$168
Merchandise inventory	2,934	3,223
Property and equipment, net	3,548	4,005

Total debt (1)	4,158	4,253
Stockholders’ equity	868	1,074
Total capital	5,026	5,327
Maximum capacity under our Revolving Credit Facility	2,350	2,350
Cash flow from operating activities	(306)	(311)
Free cash flow (non-GAAP) (2)	(518)	(500)
Capital expenditures (3)	226	321
Ratios:
Total debt-to-total capital (4)	83%	80%
Cash-to-total debt (5)	4%	4%

(1)	Includes long-term debt, net of unamortized debt issuance costs, including current maturities and any borrowings under our revolving credit facility.

(2)	See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.

(3)	As of the end of the third quarters of 2019 and 2018, we had accrued capital expenditures of $25 million and $29 million, respectively.

(4)	Total debt and other financing obligations divided by total capital.

(5)	Cash and cash equivalents divided by total debt.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Nine Months Ended
($ in millions)	November 2, 2019	November 3, 2018
Net cash provided by/(used in) operating activities (GAAP)	$(306)	$(311)
Add:
Proceeds from sale of operating assets	14	132
Less:
Capital expenditures (1)	(226)	(321)
Free cash flow (non-GAAP)	$(518)	$(500)

Net cash provided by/(used in) investing activities (2)	$(211)	$(185)
Net cash provided by/(used in) financing activities	$341	$206

(1)	As of the end of the third quarters of 2019 and 2018, we had accrued capital expenditures of $25 million and $29 million, respectively.

(2)	Net cash provided by/(used in) investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.
Cash flows from operating activities for the nine months ended November 2, 2019 improved $5 million to an outflow of $306 million compared to an outflow of $311 million for the same period in 2018. Cash flows from operating activities increased slightly from the prior year period primarily due to improved operating performance.
Cash flows from operating activities for each of the first nine months of 2019 and 2018 also included construction allowances from landlords of $8 million and $12 million, respectively, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory decreased $289 million, or 9.0%, to $2,934 million as of the end of the third quarter of 2019 compared to $3,223 million as of the end of the third quarter of 2018 and increased $497 million from year-end 2018. The year-over-year decline was primarily due to lower non-seasonal apparel inventory levels and the exit of the major appliance and in-store furniture categories earlier this year. Merchandise accounts payable decreased $129 million as of the end of the third quarter of 2019 compared to the corresponding prior year period and increased $258 million from year end 2018.
Investing Activities
Investing activities for the nine months ended November 2, 2019 resulted in cash outflows of $211 million compared to outflows of $185 million for the same nine month period of 2018.
Cash capital expenditures were $226 million for the nine months ended November 2, 2019 and were $321 million for the nine months ended November 3, 2018. In addition, as of the end of the third quarters of 2019 and 2018, we had $25 million and $29 million, respectively, of accrued capital expenditures. Through the first nine months of 2019, capital expenditures related primarily to investments in our store environment and store facility improvements and investments in information technology in both our home office and stores. We received construction allowances from landlords of $8 million in the first nine months of 2019 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are classified as operating activities and have been recorded as a reduction of operating lease assets in the unaudited Interim Consolidated Balance Sheets.
For the nine months ended November 3, 2018, capital expenditures related primarily to investments in our store environment and store facility improvements, including investments in 27 new Sephora inside JCPenney stores and investments in information technology in both our home office and stores. We received construction allowances from landlords of $12 million in the first nine months of 2018.
Full year 2019 capital expenditures are expected to be approximately $300 million to $325 million net of construction allowances from landlords. Capital expenditures for the remainder of 2019 include accrued expenditures of $25 million at the end of the third quarter.
Financing Activities
Financing activities for the nine months ended November 2, 2019 resulted in an inflow of $341 million compared to an inflow of $206 million for the same period last year. During the first nine months of 2019, we had net credit facility borrowings of $429 million and paid $50 million to retire outstanding debt at maturity and $32 million in required principal payments on outstanding debt.

During the first nine months of 2018, we issued $400 million aggregate principal amount of senior secured second priority notes due 2025 and incurred $7 million in related issuance costs, paid $395 million to settle cash tender offers with respect to portions of our outstanding 2019 Notes and 2020 Notes and had net credit facility borrowings of $437 million. Additionally, we paid $190 million to retire outstanding debt at maturity, paid $32 million in required principal payments on outstanding debt and $6 million in required payments on our finance leases and note payable.

Free Cash Flow
Free cash flow for the nine months ended November 2, 2019 decreased $18 million to an outflow of $518 million compared to an outflow of $500 million in the same period last year. The year-over-year decline was primarily due to lower proceeds from the sale of operating assets offset by lower capital expenditures.
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

Credit Ratings
Our credit ratings and outlook as of November 29, 2019 from various credit rating agencies were as follows:

	Corporate	Outlook
Fitch Ratings	CCC+	Not Applicable
Moody’s Investors Service, Inc.	Caa1	Stable
Standard & Poor’s Ratings Services	CCC	Negative
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

With a sizable portion of our private and national branded apparel sourced from China, we are exposed to potential increases in product costs which may result from increased tariffs imposed by the U.S. government in connection with its trade disputes with China. We expect a minimal impact on our product costs based on the current tariffs that are in effect and have taken actions to diversify our sourcing operations for private brands. However, we can expect a more meaningful increase to our product costs if potential additional tariffs go into effect on all Chinese imports and specifically in apparel and footwear.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Notes 2 and 3 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. The results of operations and cash flows for the nine months ended November 2, 2019 are not necessarily indicative of the results for future quarters or the entire year.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at November 2, 2019 are similar to those disclosed in the 2018 Form 10-K.
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
As of November 2, 2019, we have $4.158 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged. In addition, any future limitations on tax deductions for interest paid on outstanding indebtedness as a result of the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”) could have a material adverse effect on our results of operations and liquidity.
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
Long-lived assets, primarily property and equipment and operating lease assets, are reviewed at the store level at least annually for impairment, or whenever changes in circumstances indicate that a full recovery of net asset values through future cash flows is in question. We also assess the recoverability of indefinite-lived intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Our impairment review requires us to make estimates and projections regarding, but not limited to, sales, operating profit and future cash flows. If our operating performance reflects a sustained decline, we may be exposed to significant asset impairment charges in future periods, which could be material to our results of operations.
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
The Company’s common stock is listed on the New York Stock Exchange (NYSE). The NYSE has several continued listing standards that must be met to remain listed, including maintaining an average closing share price of at least $1.00 over a consecutive 30 trading-day period.
On August 6, 2019, we received a notice of noncompliance with the NYSE minimum average closing share price. On December 2, 2019, we received notice from the NYSE that we had regained compliance. Our stock price has been, and may continue to be, volatile. Accordingly, there is no assurance that we will continue to meet the NYSE’s listing requirements. If we fail to meet an NYSE listing requirement, we will consider various options to cure the deficiency during the applicable cure period and remain listed on the exchange. However, there can be no assurances that we will be successful.
If we cannot meet the NYSE continued listing requirements, the NYSE may delist our common stock. Delisting may adversely impact the perception of our financial condition, the trading of our common stock and our reputation with investors and parties conducting business with us. In addition, the perceived decreased value of employee equity incentive awards may reduce their effectiveness in encouraging performance and retention.

The Company’s ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.
The Company has a federal net operating loss (NOL) of $2.1 billion as of November 2, 2019. Nearly all of these NOL carryforwards (expiring in 2032 through 2034) arose prior to December 31, 2017 and are available to offset future taxable income in full. NOLs recognized after December 31, 2017 are only available to offset up to 80% of the Company’s future taxable income.
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
If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 1.68% at November 2, 2019. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.
The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through November 2, 2019, the Company has not had a Section 382 ownership change through November 2, 2019.
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
Date: December 4, 2019