Form 10-K
period 2020-02-01
J C PENNEY CO INC
filed 2020-03-20
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ________________
Commission File Number: 1-15274
J. C. PENNEY COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware			26-0037077
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

6501 Legacy Drive	Plano	Texas	75024-3698
(Address of principal executive offices)			(Zip Code)
(972) 431-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock of 50 cents par value	JCP	New York Stock Exchange
Preferred Stock Purchase Rights	JCP	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (August 3, 2019). $227,240,130
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
320,981,685 shares of Common Stock of 50 cents par value, as of March 16, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Documents from which portions are incorporated by reference Parts of the Form 10-K into which incorporated
J. C. Penney Company, Inc. 2020 Proxy Statement Part III

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

Since our founding by James Cash Penney in 1902, we have grown to be a major retailer, operating 846 department stores in 49 states and Puerto Rico as of February 1, 2020. Our fiscal year ends on the Saturday closest to January 31. Unless otherwise stated, references to years in this report relate to fiscal years, rather than to calendar years. Fiscal year 2019 ended on February 1, 2020; fiscal year 2018 ended on February 2, 2019; and fiscal year 2017 ended on February 3, 2018. Fiscal years 2019 and 2018 consisted of 52 weeks and fiscal year 2017 consisted of 53 weeks.

Our business consists of selling merchandise and services to consumers through our department stores and our website at jcp.com, which utilizes fully optimized applications for desktop, mobile and tablet devices. Our department stores and website generally serve the same type of customers, our website offers virtually the same mix of merchandise as our store assortment plus other extended categories that are not offered in store, and our department stores generally accept returns from sales made in stores and via our website. We fulfill online customer purchases by direct shipment to the customer from our distribution facilities and stores or from our suppliers' warehouses and by in store customer pick up. We primarily sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, and home furnishings. In addition, our department stores provide our customers with services such as styling salon, optical, portrait photography, and custom decorating.

Based on how we categorized our divisions in 2019, our merchandise mix of total net sales over the last two years was as follows:

	2019	2018
Men’s apparel and accessories	22%	20%
Women’s apparel	21%	20%
Women’s accessories, including Sephora	14%	14%
Home	11%	14%
Footwear and handbags	11%	11%
Kids', including toys	9%	9%
Jewelry	6%	6%
Services and other	6%	6%
	100%	100%

Competition and Seasonality

The business of selling merchandise and services is highly competitive. We are one of the largest department store and eCommerce retailers in the United States, and we have numerous competitors, as further described in Item 1A, Risk Factors. Many factors enter into the competition for the consumer’s patronage, including merchandise assortment, advertising, price, quality, service, location, shipping times and cost, online and mobile user experience, reputation, credit availability, customer loyalty, availability of in-store services such as styling salon, optical, portrait photography and custom decorating, and the ability to offer personalized customer experiences. Our annual earnings depend to a great extent on the results of operations for the last quarter of the fiscal year, which includes the holiday season, when a significant portion of our sales and profits are recorded.

Trademarks

The JCPenney®, JCP®, Liz Claiborne®, Claiborne®, Okie Dokie®, Worthington®, A.N.A A NEW APPROACH®, St. John’s Bay®, The Original Arizona Jean Co®, Ambrielle®, Stafford®, J. Ferrar®, Xersion®, Belle + Sky®, Total Girl®, MONET®, JCPenney Home®, Studio JCP Home™, Sleep Chic®, Home Expressions®, Adonna®, Arizona Jean Co.®, Artesia®, Bijoux Bar™, Bold Elements®, City Streets®, East 5th®, Flirtitude®, Forever Inspired™, North Pole Trading Co.™, Outdoor Oasis™, Paw & Tail™, Peyton & Parker®, Sheer Caress™, Underscore®, and Cooks JCPenney Home™ trademarks, as well as certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We consider our marks and the accompanying name recognition to be valuable to our business.

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

Suppliers

We have a diversified supplier base, both domestic and foreign, and are not dependent to any significant degree on any single supplier. We purchase our merchandise from approximately 2,800 domestic and foreign suppliers, many of whom have done business with us for many years. In addition to our Plano, Texas home office, we, through our purchasing subsidiary, maintained buying and quality assurance offices in 9 foreign countries as of February 1, 2020.

Employment

The Company and its consolidated subsidiaries employed approximately 90,000 full-time and part-time employees as of February 1, 2020.

Environmental Matters

Environmental protection requirements did not have a material effect upon our operations during 2019. It is possible that compliance with such requirements (including any new requirements) would lengthen lead time in expansion or renovation plans and increase construction costs, and therefore operating costs, due in part to the expense and time required to conduct environmental and ecological studies and any required remediation.

As of February 1, 2020, we estimated our total potential environmental liabilities to be $19 million and recorded our estimate in Other liabilities in the Consolidated Balance Sheet as of that date. This estimate covered potential liabilities primarily related to underground storage tanks and remediation of environmental conditions involving our former drugstore locations. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations or liquidity.

Information about our Executive Officers

The following is a list, as of March 16, 2020, of the names and ages of the executive officers of J. C. Penney Company, Inc. and of the offices and other positions held by each such person with the Company. These officers hold identical positions with JCP.  There is no family relationship between any of the named persons.

Name	Offices and Other Positions Held With the Company	Age
Jill Soltau	Chief Executive Officer	53
Bill Wafford	Executive Vice President, Chief Financial Officer	48
Brynn L. Evanson	Executive Vice President, Chief Human Resources Officer	50
Michelle Wlazlo	Executive Vice President, Chief Merchant	52
Therace M. Risch	Executive Vice President, Chief Information Officer	47
Jim DePaul	Executive Vice President, Stores	48
Steve Whaley	Senior Vice President, Principal Accounting Officer and Controller	60
Brandy L. Treadway	Senior Vice President, General Counsel and Secretary	45

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

Mr. Wafford has served as Executive Vice President, Chief Financial Officer of the Company since April 2019. Prior to that, he served as Executive Vice President, Chief Financial Officer of The Vitamin Shoppe (health and wellness retailer) since 2018 and as Senior Vice President, Strategy and Business Development of The Vitamin Shoppe from 2017 to 2018. Mr. Wafford served as a partner in the Advisory Practice of KPMG LLP (accounting firm) from 2015 to 2017. Prior to that, he served in positions of increasing responsibility with Walgreens Boots Alliance (retail pharmacy) from 2009 to 2014, including Divisional Vice President, Retail Finance from 2009 to 2012, Vice President, International Finance from 2012 to 2013, and Vice President and Managing Director, Well Ventures LLC from 2013 to 2014.

Ms. Evanson has served as Executive Vice President, Chief Human Resources Officer since 2013. She previously served as Vice President, Compensation, Benefits and Talent Operations from 2010 to 2013 and Director of Compensation from 2009 to 2010. Prior to joining the Company, she worked at the Dayton Hudson Corporation (retailer) from 1991 to 2009 (renamed Target Corporation in 2000). Ms. Evanson began her career with Marshall Field’s (department store retailer) where she advanced through positions in stores, finance, human resources and merchandising and moved to the Target stores division in 2000, ultimately serving as Director of Executive Compensation and Retirement Plans.

Ms. Wlazlo has served as Executive Vice President, Chief Merchant of the Company since March 2019. Prior to joining the Company, she served as Senior Vice President, Merchandising Apparel and Accessories for Target Corporation (retailer) from 2016 to 2019. From 1996 to 2015, she served in positions of increasing responsibility with GAP, Inc. (retailer), including Senior Vice President, Global Merchandising, GAP from 2013 to 2015, Senior Vice President, Merchandising, Old Navy from 2008 to 2013, and Vice President, Merchandising, GAP from 2005 to 2008.

Ms. Risch has served as Executive Vice President, Chief Information Officer of the Company since December 2019. Prior to that, she served as Executive Vice President, Chief Information Officer and Chief Digital Officer from March 2018 to December 2019 and as Executive Vice President and Chief Information Officer from 2015 to March 2018. Prior to joining the Company, she served as Executive Vice President and Chief Information Officer of Country Financial (insurance and investment services) from 2014 to 2015. Prior to that, Ms. Risch spent 10 years at Target Corporation in a variety of technology roles of increasing responsibility, including Vice President of Technology Delivery Services from 2012 to 2014 and Vice President, Business Technology Team from 2009 to 2012.

Mr. DePaul has served as Executive Vice President, Stores of the Company since August 2019. Prior to that, he served as Chief Operations Officer of Shopko Stores from 2017 to 2019, with whom he served in positions of increasing responsibility from 1998, including Chief Administration Officer from 2014 to 2017, Senior Vice President, Stores and Operation from 2010 to 2014, Vice President, Stores Operations and Finance, Facilities, Construction from 2006 to 2010, Regional Director of Sales from 2004 to 2006, and Senior Manager Process Improvement from 2002 to 2004. Prior to joining Shopko Stores, he served in Merchandising/Operations Team Leader positions of Target Corporation.

Mr. Whaley has served as Senior Vice President, Principal Accounting Officer and Controller of the Company since May 2019. Prior to that, he served as Senior Vice President and Global Controller, Principal Accounting Officer of Wal-Mart Stores, Inc.

(retailer) from 2007 to 2017 and Vice President and Assistant Controller from 2005 to 2007. Mr. Whaley served as Vice President and Controller of Southwest Airlines (airline) from 2001 to 2005.

Ms. Treadway has served as Senior Vice President, General Counsel and Secretary of the Company since January 2020. Prior to that, she served as Senior Vice President, General Counsel from 2017 to January 2020. She served as Vice President, interim General Counsel from June 2017 to August 2017; Vice President, Associate General Counsel from 2016 to June 2017; Assistant General Counsel from 2014 to 2016; Senior Managing Counsel from 2012 to 2014; and Senior Counsel from 2011 to 2012. Prior to joining the Company, Ms. Treadway was an associate at Weil, Gotshal & Manges, LLP (law firm) from 2002 to 2011.

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

The recent coronavirus outbreak could have an adverse effect on our business.

Concerns are rapidly growing about the global outbreak of a novel strain of coronavirus (COVID-19). The virus has spread rapidly across the globe, including the U.S. The pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and traffic within the malls and shopping centers containing our stores. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine may continue to increase, which has already affected, and may continue to affect, traffic to our stores. The Company has announced the closing of all stores through April 1, 2020 in response to the crisis. We are unable to predict when stores will reopen after this date or if additional periods of store closures will be needed or mandated. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

The retail industry is highly competitive, with few barriers to entry. We compete with many other local, regional and national retailers for customers, employees, locations, merchandise, services and other important aspects of our business. Those competitors include other department stores, discounters, home furnishing stores, specialty retailers, wholesale clubs, direct-to-consumer businesses, including exclusively eCommerce retailers, and other forms of retail commerce. Some competitors are larger than JCPenney, and/or have greater financial resources available to them, and, as a result, may be able to devote greater resources to sourcing, promoting, selling their products, updating their store environment and updating their technology. Competition is characterized by many factors, including merchandise assortment, advertising, price, quality, service, location, reputation, shipping times and cost, online and mobile user experience, credit availability, customer loyalty, availability of in-store services, such as styling salon, optical, portrait photography and custom decorating, and the ability to offer personalized customer experiences. We have experienced, and anticipate that we will continue to experience for at least the foreseeable future, significant competition from our competitors. The performance of competitors as well as changes in their pricing and promotional policies, marketing activities, customer loyalty programs, new strategic partnerships, availability of in-store services, new store openings, store renovations, launches of eCommerce platforms, brand launches and other merchandise and operational strategies could cause us to have lower sales, lower merchandise margin and/or higher operating expenses such as marketing costs and other selling, general and administrative expenses, which in turn could have an adverse impact on our profitability.
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

Customer traffic depends upon our ability to successfully market compelling merchandise assortments, present an appealing shopping environment and experience to customers, and attract customers to our stores through omnichannel initiatives such as buy-online-pickup-in-store programs. Our strategies focus on increasing customer traffic and improving conversion in our stores and online; however, there can be no assurance that our efforts will be successful or will result in increased sales or margins. Further, costs to drive online traffic may be higher than anticipated, which could result in lower margins, and actions to drive online traffic may not deliver anticipated results. In addition, external events outside of our control, including store closings by our competitors, pandemics, terrorist threats, domestic conflicts and civil unrest, may influence customers' decisions to visit malls or might otherwise cause customers to avoid public places. There is no assurance that we will be able to reverse any decline in traffic or that increases in eCommerce sales will offset any decline in store traffic. We may need to respond to any declines in customer traffic or conversion rates by increasing markdowns or promotions to attract customers, which could adversely impact our operating results and cash flows from operating activities. In addition, the challenge of declining store traffic along with the growth of digital shopping channels and its diversion of sales from brick-and-mortar stores could lead to store closures and/or asset impairment charges, which could adversely impact our operating results, financial position and cash flows.
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

As part of our normal operations, we and third-party service providers with whom we contract receive and maintain information about our customers (including credit/debit card information), our employees and other third parties. Confidential data must at all times be protected against security breaches or other unauthorized disclosure. We have, and require our third-party service providers to have, administrative, physical and technical safeguards and procedures in place to protect the security, confidentiality, integrity and availability of such information and to protect such information against unauthorized access, disclosure or acquisition. Despite our safeguards and security processes and procedures, our systems and processes, and those of our third-party service providers, are not free from vulnerability to security breaches, inadvertent data disclosure or acquisition by third parties. Further, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement safeguards.
Additionally, as the regulatory environment related to information security, data collection, and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. For example, California passed the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect in January 2020 and provides broad rights to California consumers with respect to the collection and use of their information by businesses. The CCPA expands the privacy rights of California citizens and as a result, we may need to process enhancements and commit resources in support of compliance with California’s regulatory requirements. Any failure to adhere to the requirements of the CCPA and other evolving laws and regulations in this area, or to protect confidential data about our business or our customers, employees or other third parties, could result in financial penalties and legal liability and could materially damage our brand and reputation, as well as result in significant expenses and disruptions to our operations, and loss of customer confidence, any of which could have a material adverse impact on our business and results of operations. We could also be subject to government enforcement actions and private litigation as a result of any such failure.

The failure to retain, attract and motivate our employees, including employees in key positions, could have an adverse impact on our results of operations.

Our results depend on the contributions of our employees, including our senior management team and other key employees. This depends to a great extent on our ability to retain, attract and motivate talented employees throughout the organization, many of whom, particularly in the stores, are in entry level or part-time positions, which have historically had high rates of turnover. We currently operate with significantly fewer individuals than we have in the past who have assumed additional duties and responsibilities, which could have an adverse impact on our operating performance and efficiency. Negative media reports regarding the Company or the retail industry in general, as well as uncertainty due to store closings or future Company performance, could also have an adverse impact on our ability to attract, retain and motivate our employees. If we are unable to retain, attract and motivate talented employees with the appropriate skill sets, we may not achieve our objectives and our results of operations could be adversely impacted. Our ability to meet our changing labor needs while controlling our costs is also subject to external factors such as unemployment levels, competing wages, potential union organizing efforts and government regulation. An inability to provide wages and/or benefits that are competitive within the markets in which we operate could adversely affect our ability to retain and attract employees. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role in our senior management could have a material adverse effect on our business.

If we are unable to successfully develop and maintain a relevant and reliable omnichannel experience for our customers, our sales, results of operations and reputation could be adversely affected.

We believe it is critical that we deliver a superior omnichannel shopping experience for our customers through the integration of our store and digital shopping channels. Omnichannel retailing is rapidly evolving and we must anticipate and meet changing customer expectations. Our omnichannel strategies include our ship-from-store and buy-online-pickup-in-store programs. In addition, we continue to explore ways to enhance our customers’ omnichannel shopping experience, including through investments in IT systems, operational changes and developing a more customer-friendly user experience. Our competitors are also investing in omnichannel initiatives, some of which may be more successful than our initiatives. For example, eCommerce competitors have placed an emphasis on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. There is no assurance that we will be able to compete successfully on delivery times and delivery costs, which is dependent on many factors. If the implementation of our omnichannel strategies is not successful or does not meet customer expectations, or we do not realize a return on our omnichannel investments, our reputation and operating results may be adversely affected.
Disruptions in our eCommerce platforms, or our inability to successfully execute our eCommerce or omnichannel strategies, could have an adverse impact on our sales and results of operations.

We sell merchandise over the Internet through our website, www.jcp.com, and through mobile applications for smart phones and tablets. Our Internet operations are subject to numerous risks, including rapid technological change and the implementation of new systems and platforms; liability for online and mobile content; violations of state or federal laws, including those relating to online and mobile privacy and intellectual property rights; credit card fraud; problems associated with the operation, security and availability of our website, mobile applications and related support systems; computer malware; telecommunications failures; electronic break-ins and similar disruptions; and the allocation of inventory between our online operations and department stores. The failure of our website or mobile applications to perform as expected could result in disruptions and costs to our operations and make it more difficult for customers to purchase merchandise online. In addition, our inability to successfully develop and maintain the necessary technological interfaces for our customers to purchase merchandise through our website and mobile applications, including user friendly software applications for smart phones and tablets, could result in the loss of Internet sales and have an adverse impact on our results of operations.

Our operations are dependent on information technology systems; disruptions in those systems or increased costs relating to their implementation could have an adverse impact on our results of operations.

Our operations are dependent upon the integrity, security and consistent operation of various systems and data centers, including the point-of-sale systems in the stores, our eCommerce platforms, data centers that process transactions, communication systems and various software applications used throughout our Company to source merchandise, track inventory flow, process transactions, generate performance and financial reports and administer payroll and benefit plans.
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

Our merchandise is sourced from a wide variety of suppliers, and our business depends on being able to find qualified suppliers and access products in a timely and efficient manner. Inflationary pressures on commodity prices and other input costs could increase our cost of goods, and an inability to pass such cost increases on to our customers or a change in our merchandise mix as a result of such cost increases could have an adverse impact on our profitability. Additionally, the impact of economic conditions on our suppliers cannot be predicted and our suppliers may be unable to access financing or become insolvent and thus become unable to supply us with products. Developments in tax policy, such as the imposition of tariffs on imported merchandise, or changes to U.S. trade legislation could further have a material adverse effect on our results of operations and liquidity.
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

As of February 1, 2020, we have $3.721 billion in total indebtedness and we are highly leveraged. Our level of indebtedness may limit our ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, and other general corporate or other obligations, as well as increase the risks to our business associated with general adverse economic and industry conditions. Our level of indebtedness may also place us at a competitive disadvantage to our competitors that are not as highly leveraged. In addition, the future limitations on tax deductions for interest paid on outstanding indebtedness as a result of the Tax Cuts and Jobs Act enacted in December 2017 (the “Tax Act”) could have a material adverse effect on our results of operations and liquidity.

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

Long-lived assets, primarily property and equipment, and operating lease assets are reviewed at the store level at least annually for impairment, or whenever changes in circumstances indicate that a full recovery of net asset values through future cash flows is in question. We also assess the recoverability of indefinite-lived intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Our impairment review requires us to make estimates and projections regarding, but not limited to, sales, operating profit and future cash flows. If our operating performance reflects a sustained decline, we may be exposed to significant asset impairment charges in future periods, which could be material to our results of operations.
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

•
natural disasters, public health crisis, acts of terrorism and other catastrophic events that could result in significant disruptions at our manufacturing facilities or distribution centers of our third-party manufacturers, suppliers and delivery service providers;

•	compliance with laws and regulations concerning ethical business practices, such as the U.S. Foreign Corrupt Practices Act; and

•	economic, political or other problems in countries from or through which merchandise is imported.
Political or financial instability, trade restrictions, tariffs, currency exchange rates, labor conditions, congestion and labor issues at major ports, transport capacity and costs, systems issues, problems in third party distribution and warehousing and other interruptions of the supply chain, compliance with U.S. and foreign laws and regulations and other factors relating to international trade and imported merchandise beyond our control could affect the availability and the price of our inventory. These risks and other factors relating to foreign trade could subject us to liability or hinder our ability to access suitable merchandise on acceptable terms or at all, which could adversely impact our results of operations. In addition, developments in tax policy, such as the imposition of tariffs on imported merchandise or changes to U.S. trade legislation, could have a material adverse effect on our results of operations and liquidity.
Disruptions and congestion at ports through which we import merchandise may increase our costs and/or delay the receipt of goods in our stores, which could adversely impact our profitability, financial position and cash flows.
We ship the majority of our private brand merchandise by ocean to ports in the United States. Our national brand suppliers also ship merchandise by ocean. Disruptions in the operations of ports through which we import our merchandise, including, but not limited to, labor disputes involving work slowdowns, lockouts or strikes, natural disasters, public health crises, and other catastrophic events, could require us and/or our vendors to ship merchandise by air freight or to alternative ports in the United States. Shipping by air is significantly more expensive than shipping by ocean, which could adversely affect our profitability. Similarly, shipping to alternative ports in the United States could result in increased lead times and transportation costs. Disruptions at ports through which we import our goods could also result in unanticipated inventory shortages, which could adversely impact our reputation and our results of operations.
If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common stock.
On January 31, 2020, we received written notification from the New York Stock Exchange (“NYSE”) that the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average closing share price required to maintain listing under Section 802.01C of the NYSE Listed Company Manual. The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. Our common stock is permitted to continue to trade on the NYSE under the symbol “JCP,” but will have an added designation of “.BC” to indicate the status of the common stock as “below compliance.”
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

Notwithstanding the foregoing, if we were to determine that we must cure the deficiency by taking an action that would require approval of our stockholders (such as a reverse stock split), we could also regain compliance by (i) obtaining the requisite stockholder approval for such action and (ii) implementing the action promptly thereafter, such that the price of our common stock would promptly exceed $1.00 per share, provided that the price must remain above that level for at least the following 30 trading days. However, there is no assurance that our stockholders would vote for such proposal.
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

Our results of operations are sensitive to changes in overall economic and political conditions that impact consumer spending, including discretionary spending. Many economic factors outside of our control, including the housing market, interest rates, recession, inflation and deflation, energy costs and availability, consumer credit availability and terms, consumer debt levels, tax rates and policy, and unemployment trends, influence consumer confidence and spending. The domestic and international political situation and actions also affect consumer confidence and spending. Additional events that could impact our performance include public health crises, terrorist threats and activities, worldwide military and domestic disturbances and conflicts, political instability and civil unrest. Declines in the level of consumer spending could adversely affect our growth and profitability.
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

Our business is subject to a wide array of laws and regulations. Government intervention and activism and/or regulatory reform may result in substantial new regulations and disclosure obligations and/or changes in the interpretation of existing laws and regulations, which may lead to additional compliance costs as well as the diversion of our management’s time and attention from strategic initiatives. If we fail to comply with applicable laws and regulations, we could be subject to legal risk, including government enforcement action and class action civil litigation that could disrupt our operations and increase our costs of doing business. Changes in the regulatory environment regarding topics such as privacy and information security, tax policy, product safety, environmental protection, including regulations in response to concerns regarding climate change, collective bargaining activities, minimum wage, wage and hour, and health care mandates, among others, as well as changes to applicable accounting rules and regulations, could also cause our compliance costs to increase and adversely affect our business, financial condition and results of operations.
Legal and regulatory proceedings could have an adverse impact on our results of operations.

Our Company is subject to various legal and regulatory proceedings relating to our business, certain of which may involve jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class action litigation brought under various consumer protection, employment, and privacy and information security laws. In addition, litigation risks related to claims that technologies we use infringe intellectual property rights of third parties have been amplified by the increase in third parties whose primary business is to assert such claims. Reserves are established, as needed, based on our best estimates of our potential liability. However, we cannot accurately predict the ultimate outcome of any such proceedings due to the inherent uncertainties of litigation. Regardless of the outcome or whether the claims are meritorious, legal and regulatory proceedings may require that we devote substantial time and expense to defend our Company. Unfavorable rulings could result in a material adverse impact on our business, financial condition or results of operations.
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

The Company has a federal net operating loss (NOL) of $2.1 billion as of February 1, 2020. Nearly all of these NOL carryforwards (expiring in 2032 through 2034) arose prior to December 31, 2017 and are available to offset future taxable income in full. NOLs recognized after December 31, 2017 are only available to offset up to 80% of the Company’s future taxable income.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 1.63% at February 1, 2020. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

The Company has an ongoing study of the rolling three-year testing periods. Based upon the elections the Company has made and the information that has been filed with the Securities and Exchange Commission through February 1, 2020, the Company has not had a Section 382 ownership change through February 1, 2020.

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

We believe that these NOL carryforwards are a valuable asset for us. Consequently, we have a stockholders' rights agreement (Amended Rights Agreement) in place, which was approved by the Company’s stockholders, to protect our NOLs during the effective period of the Amended Rights Agreement. On January 24, 2020, the term of the Amended Rights Agreement was extended to January 25, 2023. The Company expects to submit the extension of the Amended Rights Agreement to stockholders for approval at its 2020 annual meeting of stockholders. If stockholders do not approve the extension of the Amended Rights Agreement, the Amended Rights Agreement will terminate.

Although the Amended Rights Agreement is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the rights plan will prevent all transfers that could result in such an “ownership change”.

The Amended Rights Agreement could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our Company or a large block of our common stock.  A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Amended Rights Agreement through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person.

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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At February 1, 2020, we operated 846 department stores throughout the continental United States, Alaska and Puerto Rico, of which 387 were owned, including 110 stores located on ground leases. The following table lists the number of stores operating by state as of February 1, 2020:

Alabama	15	Maine	5	Oklahoma	14
Alaska	1	Maryland	15	Oregon	8
Arizona	21	Massachusetts	9	Pennsylvania	27
Arkansas	13	Michigan	33	Rhode Island	2
California	71	Minnesota	15	South Carolina	13
Colorado	16	Mississippi	9	South Dakota	3
Connecticut	7	Missouri	23	Tennessee	21
Delaware	3	Montana	5	Texas	82
Florida	52	Nebraska	8	Utah	8
Georgia	21	Nevada	6	Vermont	4
Idaho	8	New Hampshire	9	Virginia	22
Illinois	29	New Jersey	11	Washington	19
Indiana	22	New Mexico	10	West Virginia	8
Iowa	11	New York	38	Wisconsin	10
Kansas	14	North Carolina	20	Wyoming	3
Kentucky	22	North Dakota	5	Puerto Rico	6
Louisiana	13	Ohio	36
Total square feet	93.5 million

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

At February 1, 2020, our supply chain network operated 11 facilities with multiple types of distribution activities, including jcp.com fulfillment centers (direct to customers), store merchandise distribution centers (stores) and regional warehouses (regional) as indicated in the following table:

			Square Footage
Leased/Owned	Number	Primary Function(s)	(in thousands)
Owned	6	direct to customers, stores, regional	9,266
Leased	5	stores, regional	2,529
			11,795

Item 3. Legal Proceedings

The matters under the caption "Litigation" in Note 22 of the Notes to Consolidated Financial Statements included in this Form 10-K are incorporated herein by reference.
Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

Our common stock is traded principally on the New York Stock Exchange (NYSE) under the symbol “JCP.” The number of stockholders of record at March 16, 2020, was 20,557.  In addition to common stock, we have authorized 25 million shares of preferred stock, of which no shares were issued and outstanding at February 1, 2020.

Since May 2012, the Company has not paid a dividend. Under our senior secured term loan credit facility and senior secured asset-based credit facility, we are subject to covenants restricting our ability to pay cash dividends.

Additional information relating to the common stock and preferred stock is included in this Annual Report on Form 10-K in the Consolidated Statements of Stockholders’ Equity and in Note 14 to the Consolidated Financial Statements.

Issuer Purchases of Securities

No repurchases of common stock were made during the fourth quarter of 2019 and no amounts are authorized for share repurchases as of February 1, 2020.

Recent Sales of Unregistered Securities

On May 2, 2019, the Company granted a compensatory equity award of 284,091 time-based restricted stock units (TBRSUs) to Steve Whaley, the Company's senior vice president, principal accounting officer and controller using the exemption rule under Rule 506 of Regulation D.

On April 11, 2019, the Company granted a compensatory equity award of 1,209,678 TBRSUs to Bill Wafford, the Company's executive vice president, chief financial officer using the exemption rule under Rule 506 of Regulation D.

Five-Year Total Stockholder Return Comparison

The following presentation compares our cumulative stockholder returns for the past five fiscal years with the returns of the S&P 500 Stock Index and the S&P 500 Retail Index for Department Stores over the same period. A list of these companies follows the graph below. The graph assumes $100 invested at the closing price of our common stock on the NYSE and each index as of the last trading day of our fiscal year 2014 and assumes that all dividends, if applicable, were reinvested on the date paid. The points on the graph represent fiscal year-end amounts based on the last trading day of each fiscal year. The following graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

S&P Department Stores: Macy’s, Kohl’s, Nordstrom

	2015	2016	2017	2018	2019	2020
JCPenney	$100	$100	$89	$49	$18	$10
S&P 500	100	99	120	147	147	179
S&P Department Stores	100	72	58	72	76	54

The stockholder returns shown are neither determinative nor indicative of future performance.

Item 6. Selected Financial Data
Effective February 3, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), as amended. The Company adopted the provisions of ASU 2016-02 using the modified retrospective adoption method and the simplified transition option. As a result, prior period financial position information has not been restated to reflect the new accounting standard. See Note 3 to the Consolidated Financial Statements for further information.
As of February 4, 2018, we adopted Accounting Standards Codification (ASC) Topic 606 (ASC 606), Revenue from Contracts with Customers, and ASU 2017-07, Compensation -- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost. As a result, certain prior period results have been adjusted due to the transition method applied.

Five-Year Financial Summary

($ in millions, except per share data)	2019	2018		2017		2016		2015	(1)
Results for the year
Total net sales	$10,716	$11,664		$12,554		$12,571		$12,625
Sales percent increase/(decrease):
Total net sales	(8.1)%	(7.1)%	(2)	(0.1)%	(2)	(0.4)%	(3)	3.0%
Comparable store sales (4)	(7.7)%	(3.1)%		0.1%		0.0%		4.5%
Operating income/(loss)	(8)	(6)		212		324		4
As a percent of sales	(0.1)%	(0.1)%		1.7%		2.6%		0.0%
Net income/(loss) from continuing operations	(268)	(255)		(118)		(17)		(513)
Adjusted EBITDA (non-GAAP) (5)	583	568		935		926		654
Adjusted net income/(loss) from continuing operations (non-GAAP) (5)	(257)	(296)		31		(59)		(376)
Per common share
Earnings/(loss) per share from continuing operations, diluted	$(0.84)	$(0.81)		$(0.38)		$(0.06)		$(1.68)
Adjusted earnings/(loss) per share from continuing operations, diluted (non-GAAP) (5)	$(0.80)	$(0.94)		$0.10		$(0.19)		$(1.23)
Financial position and cash flow
Total assets	$7,989	$7,721		$8,454		$9,160		$9,211
Cash and cash equivalents	386	333		458		887		900
Total debt (6)	3,721	3,808		4,012		4,602		4,769
Free cash flow (non-GAAP) (5)	145	111		213		3		131

(1)	We have chosen to not adjust 2015 results for ASC 606, as permitted. Therefore, 2015 only reflects adjusted results for ASU 2017-07.

(2)	Includes the effect of the 53rd week in 2017. Excluding sales of $147 million for the 53rd week in 2017, total net sales decreased 6.0% in 2018 and 1.3% in 2017.

(3)	Calculation of increase/(decrease) of Total net sales as presented.

(4)
Comparable store sales are presented on a 52-week basis and include sales from all stores, including sales from services, that have been open for 12 consecutive full fiscal months and eCommerce sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closure remain in the calculations. Certain items, such as sales return estimates and store liquidation sales, are excluded from the Company's calculation. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(5)	See Non-GAAP Financial Measures herein for additional information and reconciliation to the most directly comparable GAAP financial measure.

(6)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities and any borrowings under our revolving credit facility.

Five-Year Operations Summary

	2019	2018	2017	2016	2015
Number of department stores:
Beginning of year	864	872	1,013	1,021	1,062
Openings	—	1	—	1	—
Closings	(18)	(9)	(141)	(9)	(41)
End of year	846	864	872	1,013	1,021
Gross selling space (square feet in millions)	93.5	95.0	95.6	103.3	104.7
Sales per gross square foot (1)	$114	$122	$127	$121	$120
Sales per net selling square foot (1)	$159	$170	$177	$166	$165

(1)
Calculation includes the sales, including commission revenue, and square footage of department stores, including selling space allocated to services and licensed departments, that were open for the full fiscal year, as well as eCommerce sales.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
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

JCPenney is a national omnichannel retailer operating through our 846 stores in 49 states and Puerto Rico as well as eCommerce channels, which consist of our website at www.jcp.com and our JCPenney mobile application. We offer a wide range of apparel and home merchandise from a portfolio of private, exclusive and national brands. We operate in a highly competitive retail environment, competing with brick and mortar stores, as well as omnichannel and exclusively eCommerce businesses.
Plan for Renewal

In November 2019, the Company announced its Plan for Renewal to return JCPenney to sustainable, profitable growth. Coupled with our deep understanding of the customer, these five components of our Plan for Renewal guide everything we do:

•	Offer compelling merchandise;

•	Deliver an engaging experience;

•	Drive traffic;

•	Fuel growth; and

•	Build a results-minded culture.

We plan to transform our merchandising efforts centered around Offering Compelling Merchandise within the five lifestyles of how our customers, in particular the All-in Shopping Enthusiast, live and want to shop:

To Deliver an Engaging Experience, we used our extensive research and customer insights to create test and learns which featured occasion merchandising, improved visual merchandising, and a redesigned shopping experience. We expanded the learnings from these tests to over 90 stores. In addition, in November, we opened our Brand-Defining store to create an inspiring, shared experience showcasing compelling products and brands along with differentiating elements. It is the fullest articulation of our customer commitment - and the manifestation of the research, planning, and hard work that characterized 2019. We are measuring over 100 touchpoints in this lab store to inform our future actions.

To Drive Traffic, we have three distinct work streams: personalization, our affinity programs, and improvements to our eCommerce site -- which we consider our flagship store. Additionally, we strengthened our execution on fulfillment, including shipping from stores and picking up online orders in stores, which is helping us meet our increasing fulfillment demands.

To Fuel Growth, we are developing a more efficient operating model, reinvesting in value-creating activities, and establishing a capital structure that supports the long-term needs of the company.

Lastly, we are developing a Results-Minded Culture focused on accountability, urgency, and innovative problem solving at all levels of the organization, and we are building a culture that connects all associates to achievements larger than the individual.

2019 Summary

▪
Total net sales were $10,716 million, a decrease of 8.1% as compared to 2018, and comparable store sales decreased 7.7% for the year. Adjusted comparable store sales, which exclude the impact of the Company's exit from major appliance and in-store furniture categories, decreased 5.6% for the year. See "Non-GAAP Financial Measures" for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

▪	Credit income and other was $451 million compared to $355 million in 2018. The increase was due to improved performance of the credit portfolio.

▪
Cost of goods sold, which excludes depreciation and amortization, as a percentage of Total net sales was 65.4% compared to 67.5% last year. The improvement as a rate of net sales was primarily driven by an increase in both store and online selling margins, improved shrinkage results and the exit from the major appliance and in-store furniture categories earlier this year.

▪
SG&A expenses decreased $11 million, or 0.3%, as compared to 2018. The decrease in SG&A dollars was primarily due to lower advertising and store controllable expenses, which were offset by slightly higher incentive compensation.

▪
Net loss was $268 million, or $0.84 per share, compared to a net loss of $255 million, or $0.81 per share, in 2018.  Results for 2019 included the following amounts that are not directly related to our ongoing core business operations:

▪	$48 million, or $(0.15) per share, of restructuring and management transition charges;

▪	$35 million, or $0.11 per share, for other components of net periodic pension and postretirement benefit income;

▪	$1 million, or $0.00 per share, for the gain on extinguishment of debt; and

▪	$1 million, or $0.00 per share, for the net gain on the sale of non-operating assets.

▪
Adjusted net loss was $257 million, or $(0.80) per share, compared to adjusted net loss of $296 million, or $(0.94) per share, in 2018. See "Non-GAAP Financial Measures" for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

▪
Adjusted EBITDA was $583 million for 2019 compared to adjusted EBITDA of $568 million in 2018. See "Non-GAAP Financial Measures" for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

Results of Operations
Effective February 3, 2019, we adopted ASU 2016-02, Leases (Topic 842), as amended. The Company adopted the provisions of the new lease standard using the modified retrospective adoption method and the simplified transition option. See Note 3 to the Consolidated Financial Statements for further information.

Three-Year Comparison of Operating Performance

(in millions, except per share data)	2019	2018		2017
Total net sales	$10,716	$11,664		$12,554
Credit income and other	451	355		319
Total revenues	11,167	12,019		12,873
Total net sales percent increase/(decrease) from prior year	(8.1)%	(7.1)%	(1)	(0.1)%	(1)
Comparable store sales increase/(decrease) (2)	(7.7)%	(3.1)%		0.1%
Adjusted comparable store sales increase/(decrease) (non-GAAP) (3)	(5.6)%	(2.3)%		(1.9)%
Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	7,013	7,870		8,208
Selling, general and administrative	3,585	3,596		3,845
Depreciation and amortization	544	556		570
Real estate and other, net	(15)	(19)		(146)
Restructuring and management transition	48	22		184
Total costs and expenses	11,175	12,025		12,661
Operating income/(loss)	(8)	(6)		212
As a percent of sales	(0.1)%	(0.1)%		1.7%
Other components of net periodic pension and postretirement benefit cost/(income)	(35)	(71)		98
(Gain)/loss on extinguishment of debt	(1)	23		33
Net interest expense	293	313		325
Income/(loss) before income taxes	(265)	(271)		(244)
Income tax (benefit)/expense	3	(16)		(126)
Net income/(loss)	$(268)	$(255)		$(118)
Adjusted EBITDA (3)	$583	$568		$935
Adjusted net income/(loss) (non-GAAP) (3)	$(257)	$(296)		$31
Diluted EPS	$(0.84)	$(0.81)		$(0.38)
Adjusted diluted EPS (non-GAAP) (3)	$(0.80)	$(0.94)		$0.10
Weighted average shares used for diluted EPS	320.2	315.7		311.1

(1)	Includes the effect of the 53rd week in 2017. Excluding sales of $147 million for the 53rd week in 2017, total net sales decreased 6.0% in 2018 and 1.3% in 2017.

(2)
Comparable store sales are presented on a 52-week basis and include sales from all stores, including sales from services, that have been open for 12 consecutive full fiscal months and eCommerce sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closure remain in the calculations. Certain items, such as sales return estimates and store liquidation sales, are excluded from the Company's calculation. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(3)	See discussion herein of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

2019 Compared to 2018

Total Net Sales
Our year-to-year change in total net sales is comprised of (a) sales from new stores net of closings and relocations, referred to as non-comparable store sales, (b) sales of stores opened in both years as well as eCommerce sales, referred to as comparable store sales and (c) other revenue adjustments such as sales return estimates and store liquidation sales. We consider comparable store sales to be a key indicator of our current performance; measuring the growth in sales and sales productivity of existing stores. Positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to de-leveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow.

	2019	2018
Total net sales (in millions)	$10,716	$11,664
Sales percent increase/(decrease)
Total net sales	(8.1)%	(7.1)%	(1)
Comparable store sales (2)	(7.7)%	(3.1)%
Adjusted comparable store sales increase/(decrease) (non-GAAP) (3)	(5.6)%	(2.3)%
Sales per gross square foot (4)	$114	$122

(1)	Includes the effect of the 53rd week in 2017. Excluding sales of $147 million for the 53rd week in 2017, total net sales decreased 6.0% in 2018.

(2)
Comparable store sales are presented on a 52-week basis and include sales from all stores, including sales from services, that have been open for 12 consecutive full fiscal months and eCommerce sales. Stores closed for an extended period are not included in comparable store sales calculations, while stores remodeled and minor expansions not requiring store closure remain in the calculations. Certain items, such as sales return estimates and store liquidation sales, are excluded from the Company's calculation. Our definition and calculation of comparable store sales may differ from other companies in the retail industry.

(3)	See discussion herein of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

(4)
Calculation includes the sales, including commission revenue, and square footage of department stores, including selling space allocated to services and licensed departments, that were open for the full fiscal year, as well as eCommerce sales.

The following table provides the components of the net sales decrease:

($ in millions)	2019
Comparable store sales increase/(decrease)	$(864)
Sales related to closed stores	(84)
Total net sales increase/(decrease)	$(948)
As our omnichannel strategy, which includes our stores, our website at jcp.com, or our JCPenney mobile app, continues to mature, it is increasingly difficult to distinguish between a store sale and an eCommerce sale. Because we no longer have a clear distinction between store sales and eCommerce sales, we do not separately report eCommerce sales. Below is a list of some of our omnichannel activities:

•	Stores increase eCommerce sales by providing customers opportunities to view, touch and/or try on physical merchandise before ordering online or through the JCPenney app.

•
Our website and JCPenney app increase store sales as in-store customers have often pre-shopped online or the JCPenney app before shopping in the store, including verification of which stores have online merchandise in stock.

•	Most eCommerce purchases are easily returned in our stores.

•	JCPenney Rewards can be earned and redeemed through all sales channels.

•	In-store customers can order from our website with the assistance of associates in our stores or they can shop via the JCPenney app while inside the store.

•	Customers who utilize the JCPenney app can receive mobile coupons to use when they check out both online or in our stores.

•	eCommerce orders can be shipped from a dedicated jcp.com fulfillment center, a store, a regional warehouse, directly from vendors or any combination of the above.

•	Certain categories of store inventory can be accessed and purchased online or through the JCPenney app and shipped directly to the customer's home from the store.

•	eCommerce orders can be shipped to stores for customer pick up.

•	"Buy online and pick up in store" is now available in all of our stores.

For 2019, average unit retail selling price increased, while transaction counts and units per transaction decreased as compared to the prior year. On a geographic basis, all regions experienced comparable store sales decreases for 2019 compared to the prior year. During 2019, all merchandise divisions experienced comparable store sales decreases with Jewelry, Women's apparel and Men's apparel and accessories being our best performing divisions.

During both 2019 and 2018, private brand merchandise comprised 46% of total merchandise sales. Exclusive brand merchandise comprised 6% and 7% of total merchandise sales in 2019 and 2018, respectively.

Credit Income and Other
Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony.  Under our agreement, we receive cash payments from Synchrony based upon the performance of the credit card portfolio.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. For 2019 and 2018, we recognized income of $451 million and $355 million, respectively, pursuant to our agreement with Synchrony. The increase in 2019 resulted from the improved loss performance of the underlying credit portfolio and the associated reserve changes.

Cost of Goods Sold
Cost of goods sold, exclusive of depreciation and amortization, improved to 65.4% of sales in 2019, or 210 basis points, compared to 67.5% in 2018. On a dollar basis, cost of goods sold decreased $857 million, or 10.9%, to $7,013 million in 2019 compared to $7,870 million in the prior year. The net 210 basis point improvement was primarily driven by an increase in selling margins, improved shrinkage results and the exit from the major appliance and in-store furniture categories earlier in the year.

SG&A Expenses
SG&A expenses declined $11 million to $3,585 million in 2019 compared to $3,596 million in 2018. The decrease in SG&A dollars was primarily due to lower advertising and store controllable expenses, which were offset by slightly higher incentive compensation. As a percentage of Total net sales, SG&A expenses were 33.5% compared to 30.8% in the prior year. The net 270 basis point increase was primarily driven by de-leveraging of SG&A expenses as a result of our negative comparable store sales performance. During 2018, SG&A included approximately $73 million in expense offsets related to the sale of leasehold interests as well as the reversal of previously accrued risk insurance reserves. Additionally, due to the implementation of the new lease accounting standard, approximately $20 million in expenses in 2019 related to the Company's home office lease, which were previously classified as elements of interest and depreciation and amortization, are now included in SG&A.

Depreciation and Amortization Expenses
Depreciation and amortization expense in 2019 decreased $12 million to $544 million, or 2.2%, compared to $556 million in 2018. This decrease is primarily a result of the implementation of the new lease accounting standard as discussed above.
Real Estate and Other, Net
Real estate and other primarily includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. Prior to 2019, real estate and other also consisted of ongoing income from our real estate subsidiaries. During the first quarter of 2014, we formed a joint venture to develop property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture) in which we contributed approximately 220 acres of property. The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net. During the third quarter of 2018, we sold our interest to the other partner and are no longer a member of the joint venture.

The composition of real estate and other, net was as follows:

($ in millions)	2019	2018
Net gain from sale of non-operating assets	$(1)	$—
Investment income from Home Office Land Joint Venture	—	(4)
Net gain from sale of operating assets	(8)	(67)
Impairments	—	52
Other	(6)	—
Total expense/(income)	$(15)	$(19)

See Note 19 to the Consolidated Financial Statements for further discussion of real estate and other, net.
Restructuring and Management Transition
The composition of restructuring and management transition charges was as follows:

($ in millions)	2019	2018
Home office and stores	$43	$13
Management transition	5	9
Total	$48	$22

In 2019 and 2018, we recorded $43 million and $13 million, respectively, of costs to reduce our store and home office expenses. Costs during 2019 include store impairments of $19 million and accelerated depreciation of $4 million related to announced store closures, employee termination benefits of $10 million, store related closing costs of $4 million and advisory costs of $6 million. Costs during 2018 include employee termination benefits of $10 million, store related closing costs of $6 million and a $3 million net gain of the sales of certain closed stores.

Other Components of Net Periodic Pension and Postretirement Benefit Cost/(Income)
Other components of net periodic pension and postretirement benefit cost/(income) was $(35) million in 2019 compared to $(71) million in 2018. The decrease in 2019 resulted from recognition of certain settlement accounting charges and a decline in the discount rate in determining pension obligations.

(Gain)/Loss on Extinguishment of Debt
During the first quarter of 2018, we settled cash tender offers with respect to portions of our outstanding 8.125% Senior Notes Due 2019 (2019 Notes) and 5.65% Senior Notes Due 2020 (2020 Notes), resulting in a loss on extinguishment of debt of $23 million.

Net Interest Expense
Net interest expense consists principally of interest expense on long-term debt, net of interest income earned on cash and cash equivalents.  In 2019, net interest expense was $293 million, a decrease of $20 million, or 6.4%, from $313 million in 2018. The reduction in net interest expense is due to lower debt levels in 2019 compared to 2018 and as a result of the implementation of the new lease accounting standard as discussed above.

Income Taxes
Our deferred tax assets, which include the future tax benefits of our net operating loss carryforwards, are subject to a valuation allowance. At February 1, 2020, the federal and state valuation allowances were $614 million and $255 million, respectively. Our deferred tax assets include the impact of re-measurement on U. S. deferred taxes at the lower enacted corporate tax rate resulting from U. S. tax reform enacted in December 2017. Future book pre-tax losses will require additional valuation allowances to offset the deferred tax assets created. Until such time that we achieve sufficient profitability to allow removal of most of our valuation allowance, utilization of our loss carryforwards will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.

We are required to allocate a portion of our tax provision between operating losses and Accumulated other comprehensive income/(loss).  In 2019, the Company did not recognize an income tax benefit from any of its operating loss and incurred an actuarial loss in Other comprehensive income/(loss), the tax benefit on which was fully offset by a valuation allowance within Other comprehensive income/(loss). Accordingly, included in the total valuation allowance of $869 million is $189 million of valuation allowance which offsets the deferred tax benefit attributable to the actuarial loss reported in Other comprehensive income/(loss).

For 2019, we recorded net tax expense of $3 million. Tax expense includes $4 million related to the amortization of certain indefinite-lived intangible assets, $9 million for federal, state and foreign jurisdictions where loss carryforwards are limited or unavailable offset by $9 million to adjust the valuation allowance and $1 million for state audit settlements.

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

Net Income/(Loss) and Adjusted Net Income/(Loss) (non-GAAP)
In 2019, we reported a loss of $268 million, or $0.84 per share, compared with a loss of $255 million, or $0.81 per share, in 2018. Excluding the impact of restructuring and management transition charges, other components of periodic pension and postretirement benefit cost/(income), the (gain)/loss on extinguishment of debt, the proportional share of net income from joint venture, the tax impact resulting from other comprehensive income allocation, and the impact of tax reform, adjusted net income/(loss) (non-GAAP) was a loss of $257 million, or $0.80 per share, in 2019 compared to a loss of $296 million, or $0.94 per share, in 2018.

The higher net loss in 2019 was driven primarily by the higher income tax expense in 2019 as the loss before income taxes improved from 2018.

2018 Compared to 2017
For a comparison of our results of operations for 2018 and 2017, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended February 2, 2019, filed with the SEC on March 19, 2019.

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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, other components of net periodic pension and postretirement benefit cost/(income), the (gain)/loss on extinguishment of debt, the net gain on the sale of non-operating assets, the proportional share of net income from our joint venture formed to develop the excess property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture), the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps and the impact of tax reform. Unlike other operating expenses, restructuring and management transition charges, other components of net periodic pension and postretirement benefit cost/(income), the (gain)/loss on extinguishment of debt, the net gain on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture, the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps and the impact of tax reform are not directly related to our ongoing core business operations, which consist of selling merchandise and services to consumers through our department stores and our website at jcp.com. Further, our non-GAAP adjustments are for non-operating associated activities such as closed store impairments included in restructuring and management transition charges and such as joint venture earnings from the sale of excess land included in the proportional share of net income from our Home Office Land Joint Venture. Additionally, other components of net periodic pension and postretirement benefit cost/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, other components of net periodic pension and postretirement benefit cost/(income), the (gain)/loss on extinguishment of debt, the net gain on the sale of non-operating assets, the proportional share of net income from the Home Office Land Joint Venture, the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps and the impact of tax reform on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss)

from continuing operations; (3) adjusted earnings/(loss) per share-diluted from continuing operations; and (4) adjusted comparable store sales increase/(decrease).

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which is a non-GAAP financial measure:

($ in millions)	2019	2018	2017	2016	2015
Net income/(loss) from continuing operations	$(268)	$(255)	$(118)	$(17)	$(513)
Add: Net interest expense	293	313	325	363	405
Add: (Gain)/loss on extinguishment of debt	(1)	23	33	30	10
Add: Income tax expense/(benefit)	3	(16)	(126)	1	9
Add: Depreciation and amortization	544	556	570	609	616
Add: Restructuring and management transition charges	48	22	184	26	84
Add: Other components of net periodic pension and postretirement benefit cost/(income)	(35)	(71)	98	(53)	93
Less: Net gain on the sale of non-operating assets	(1)	—	—	(5)	(9)
Less: Proportional share of net income from home office land joint venture	—	(4)	(31)	(28)	(41)
Adjusted EBITDA (non-GAAP)	$583	$568	$935	$926	$654

Adjusted Net Income/(Loss) and Adjusted Diluted EPS from Continuing Operations. The following table reconciles net income/(loss) and diluted EPS from continuing operations, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS from continuing operations, non-GAAP financial measures:

($ in millions, except per share data)	2019	2018		2017		2016		2015
Net income/(loss) (GAAP) from continuing operations	$(268)	$(255)		$(118)		$(17)		$(513)
Diluted EPS (GAAP) from continuing operations	$(0.84)	$(0.81)		$(0.38)		$(0.06)		$(1.68)
Add: Restructuring and management transition charges (1)	48	22		184		26		84
Add: Other components of net periodic pension and postretirement benefit cost/(income) (1)	(35)	(71)		98		(53)		93
Add: (Gain)/loss on extinguishment of debt (1)	(1)	23		33		30		10
Less: Net gain on the sale of non-operating assets (1)	(1)	—		—		(5)		(9)
Less: Proportional share of net income from home office land joint venture (1)	—	(4)		(31)		(28)		(41)
Less: Tax impact resulting from other comprehensive income allocation	—	(11)	(2)	(60)	(2)	(12)	(2)	—
Less: Impact of tax reform	—	—		(75)		—		—
Adjusted net income/(loss) (non-GAAP) from continuing operations	$(257)	$(296)		$31		$(59)		$(376)
Adjusted diluted EPS (non-GAAP) from continuing operations	$(0.80)	$(0.94)		$0.10		$(0.19)		$(1.23)

(1)	Reflects no tax effect due to the impact of the Company's tax valuation allowance.

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

	2019	2018
Comparable store sales increase/(decrease)	(7.7)%	(3.1)%
Impact related to major appliance and in-store furniture categories	2.1%	0.8%
Adjusted comparable store sales increase/(decrease) (non-GAAP)	(5.6)%	(2.3)%

Financial Condition and Liquidity
Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our $2.35 billion senior secured asset-based revolving credit facility (Revolving Credit Facility).

We ended the year with $386 million of cash and cash equivalents, an increase of $53 million from the prior year. As of the end of 2019, based on our borrowing base and amounts reserved for outstanding standby letters of credit, we had $1,391 million available for future borrowings under the Revolving Credit Facility, providing total available liquidity of approximately $1.8 billion.

The following table provides a summary of our key components and ratios of financial condition and liquidity:

($ in millions)	2019	2018	2017
Cash and cash equivalents	$386	$333	$458
Merchandise inventory	2,166	2,437	2,803
Property and equipment, net	3,488	3,938	4,281

Total debt (1)	3,721	3,808	4,012
Stockholders’ equity	829	1,170	1,383
Total capital	4,550	4,978	5,395
Maximum capacity under our Revolving Credit Facility	2,350	2,350	2,350
Cash flow from operating activities	428	359	454
Free cash flow (non-GAAP) (2)	145	111	213
Capital expenditures	309	392	395
Ratios:
Total debt-to-total capital (3)	81.8%	76.5%	74.4%
Cash-to-total debt (4)	10.4%	8.7%	11.4%

(1)	Includes long-term debt, net of unamortized debt issuance costs, including current maturities and any borrowings under our Revolving Credit Facility.

(2)	See below for a discussion of this non-GAAP financial measure and reconciliation to its most directly comparable GAAP financial measure.

(3)	Total debt and other financing obligations divided by total capital.

(4)	Cash and cash equivalents divided by total debt.

Because of the coronavirus outbreak, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, and utilizing funds available under our Revolving Credit Facility.

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

($ in millions)	2019	2018	2017	2016	2015
Net cash provided by/(used in) operating activities (GAAP)	$428	$359	$454	$334	$440
Less:
Capital expenditures	(309)	(392)	(395)	(427)	(320)
Plus:
Proceeds from sale of operating assets	26	144	154	96	11
Free cash flow (non-GAAP)	$145	$111	$213	$3	$131

Net cash provided by/(used in) investing activities (1)	$(276)	$(244)	$(229)	$(316)	$(296)
Net cash provided by/(used in) financing activities	$(99)	$(240)	$(654)	$(31)	$(562)

(1)	Net cash provided by/(used in) investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.

During 2019, free cash flow increased $34 million to an inflow of $145 million compared to an inflow of $111 million in 2018. Free cash flow increased due to improved operating performance and lower capital expenditures offset by lower proceeds from sale of operating assets in 2019 when compared to 2018.

Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings and inventory levels.

In 2019, cash flow from operating activities was an inflow of $428 million, an increase of $69 million compared to an inflow of $359 million during the same period in the prior year. The increase in cash from operations was primarily due to improved operating performance, including lower inventory levels. Cash flows from operating activities also included construction allowances from landlords of $10 million, which funded a portion of our capital expenditures in investing activities.
Merchandise inventory decreased $271 million to $2,166 million, or 11.1%, as of the end of 2019 compared to $2,437 million as of the end of 2018. Inventory turns for 2019, 2018 and 2017 were 2.79, 2.75 and 2.73, respectively.  Merchandise accounts payable decreased $61 million at the end of 2019 compared to 2018.

In 2018, cash flow from operating activities was an inflow of $359 million, a decrease of $95 million compared to an inflow of $454 million during the prior year. The decrease in cash from operations was primarily due to lower operating performance. Cash flows from operating activities also included construction allowances from landlords of $23 million, which funded a portion of our capital expenditures in investing activities.

Investing Activities
In 2019, investing activities was a cash outflow of $276 million compared to an outflow of $244 million for 2018. The increase in the cash outflow from investing activities was primarily a result of lower proceeds from the sale of operating assets partially offset by lower capital expenditures.
For 2019, capital expenditures were $309 million. At the end of the year, we also had an additional $16 million of accrued capital expenditures, which will be paid in subsequent periods. The capital expenditures for 2019 related primarily to investments in our store environment and store facility improvements and investments in information technology in both our home office and stores. We received construction allowances from landlords of $10 million in 2019 to fund a portion of the capital expenditures related to store leasehold improvements. These funds are classified as operating activities and have been recorded as a reduction of operating lease assets in the Consolidated Balance Sheets.
In 2018, investing activities was a cash outflow of $244 million compared to an outflow of $229 million for 2017. The increase in the cash outflow from investing activities was primarily a result of lower proceeds from the sale of operating assets.
For 2018, capital expenditures were $392 million. At the end of the year, we also had an additional $43 million of accrued capital expenditures, which were paid in 2019. The capital expenditures for 2018 related primarily to investments in our store environment and store facility improvements, including investments in 27 new Sephora inside JCPenney stores and investments in information technology in both our home office and stores. We also received construction allowances from landlords of $23 million in 2018. Additionally, we received net cash proceeds of $30 million and $68 million, respectively for the sale-leasebacks of our Milwaukee, Wisconsin and Manchester, Connecticut distribution facilities.

The following provides a breakdown of capital expenditures:

($ in millions)	2019	2018	2017
Store renewals and updates	$130	$141	$178
Software	118	129	123
New and relocated stores	1	13	5
Technology hardware and other	60	109	89
Total	$309	$392	$395

Financing Activities
In 2019, cash flows from financing activities were an outflow of $99 million compared to an outflow of $240 million for the same period in the prior year.

During 2019, we paid $50 million to retire outstanding debt at maturity and $42 million in required principal payments on outstanding debt.

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

Cash Flow
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our Revolving Credit Facility.  Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry and the success of our strategies. For 2020, we believe that our existing liquidity will be adequate to fund our capital expenditures and working capital needs; however, in accordance with our long-term financing strategy, we may access the capital markets opportunistically.

2017 Credit Facility
The Company has a $2,350 million Revolving Credit Facility. As of the end of 2019, we had no borrowings outstanding under the Revolving Credit Facility. In addition, as of the end of 2019, based on our borrowing base, we had $1,594 million available for borrowing under the facility, of which $203 million was reserved for outstanding standby letters of credit, none of which have been drawn on, leaving $1,391 million available for future borrowings. The applicable rate for standby and import letters of credit were 1.75% and 0.875%, respectively, while the commitment fee was 0.375% for the unused portion of the Revolving Credit Facility.
In March 2020, we borrowed $1.25 billion under the Revolving Credit Facility. See Note 23 to the Consolidated Financial Statements for additional information.

Credit Ratings
Our credit ratings and outlook as of March 16, 2020 were as follows:

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

Contractual Obligations and Commitments
Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of February 1, 2020 is presented in the following table.

($ in millions)	Total	Less Than 1 Year		1 - 3 Years	3 - 5 Years	More Than 5 Years
Recorded contractual obligations:
Total debt, excluding unamortized debt issuance costs	$3,758	$147		$84	$1,924	$1,603
Operating leases (1)	2,667	189		381	347	1,750
Financing obligation	1	1		—	—	—
Unrecognized tax benefits (2)	36	—		—	—	36
Contributions to non-qualified supplemental retirement plans (3)	112	27		31	16	38
	$6,574	$364		$496	$2,287	$3,427
Unrecorded contractual obligations:
Interest payments on long-term debt (4)	$4,360	$235	(5)	$458	$299	$3,368
Standby and import letters of credit (6)	203	203		—	—	—
Surety bonds (7)	64	64		—	—	—
Contractual obligations (8)	125	81		43	1	—
Purchase orders (9)	1,325	1,325		—	—	—
	$6,077	$1,908		$501	$300	$3,368
Total	$12,651	$2,272		$997	$2,587	$6,795

(1)
Represents future minimum lease payments for non-cancelable operating leases, including renewals determined to be reasonably certain. Future minimum lease payments have not been reduced for sublease income.

(2)
Represents management’s best estimate of the payments related to tax reserves for uncertain income tax positions. Based on the nature of these liabilities, the actual payments in any given year could vary significantly from these amounts. See Note 20 to the Consolidated Financial Statements.

(3)	Represents expected cash payments through 2029.

(4)
Includes interest expense related to our 2016 Term Loan Facility of $281 million that was calculated using its interest rate as of February 1, 2020 for the anticipated amount outstanding each period, which assumes the required principal payments for the loan remain the same each quarter.

(5)	Includes $67 million of accrued interest that is included in our Consolidated Balance Sheet at February 1, 2020.

(6)
Standby letters of credit, which totaled $203 million, are issued as collateral to a third-party administrator for self-insured workers’ compensation and general liability claims and to support our merchandise initiatives. There were no outstanding import letters of credit at February 1, 2020.

(7)	Surety bonds are primarily for previously incurred and expensed obligations related to workers’ compensation and general liability claims.

(8)
Consists primarily of (a) minimum purchase requirements for exclusive merchandise and fixtures; (b) minimum marketing obligations; and (c) minimum obligations for professional services, energy services, software maintenance and network services.

(9)	Amounts committed under open purchase orders for merchandise inventory of which a significant portion are cancelable without penalty prior to a date that precedes the vendor’s scheduled shipment date.

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet financings or any additional arrangements or relationships with entities that are not consolidated into the financial statements.

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

Permanent markdowns and markdown accruals are designated for clearance activity and are recorded at the point of decision, when the utility of inventory has diminished, versus the point of sale. Factors considered in the determination of permanent markdowns and markdown accruals include current and anticipated demand, customer preferences, age of the merchandise and style trends. Under RIM, permanent markdowns and markdown accruals result in the devaluation of inventory and the corresponding increase to cost of goods sold is recognized in the period the decision to execute the markdown is made. Shrinkage accruals are estimated as a percent of sales for a given period based on physical inventory counts or cycle count activities. Physical inventory counts for stores are taken at least annually and cycle count activities for distribution centers and regional warehouses are executed on a daily basis. Inventory records and shrinkage accruals are adjusted based on the actual results from physical inventories and cycle counts. The shrinkage rate from the most recent physical inventory and cycle count activity, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle or cycle count activity. Historically, our actual physical inventory and cycle counts results have shown our estimates to be reliable. Based on prior experience, we do not believe that the actual results will differ significantly from the assumptions used in these estimates.

Valuation of Long-Lived and Indefinite-Lived Assets
Long-Lived Assets
We evaluate recoverability of long-lived assets, such as property and equipment and right-of-use assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as historical operating losses or plans to close stores and dispose of or sell long-lived assets before the end of their previously estimated useful lives. Additionally, annual operating performance of individual stores are periodically analyzed to identify potential underperforming stores which may require further evaluation of the recoverability of the carrying amounts. If our further evaluations of underperforming stores, performed on an undiscounted cash flow basis, indicate that the carrying amount of the asset may not be recoverable, the potential impairment is measured as the excess of carrying value over the fair value of the impaired asset. The impairment calculation requires us to apply estimates for future cash flows and use judgments for qualitative factors such as local market conditions, operating environment, mall performance and other trends. We estimate fair value based on either a projected discounted cash flow method using a discount rate that is considered commensurate with the risk inherent in our current business model or an appraised value method, as appropriate.

We recognize impairment losses in the earliest period that it is determined a loss has occurred. The carrying value is adjusted to the new carrying value and any subsequent increases in fair value are not recorded. If it is determined that the estimated remaining useful life of the asset should be decreased, the periodic depreciation expense is adjusted based on the new carrying value of the asset. Impairment losses totaling $19 million in 2019 related to the Company's closure of 24 full-line and 9 ancillary home and furniture stores and $77 million in 2017 related to the Company's closure of 138 stores were recorded in the Consolidated Statement of Operations in the line item Restructuring and management transition. With the adoption of ASU 2016-02, the Company evaluated the new right-of-use assets added to certain store asset groups that were previously determined to be impaired. Given the facts and circumstances that were still in existence upon adopting the new lease standard, the Company recorded an approximate $39 million impairment charge to Reinvested earnings/(accumulated deficit) to adjust the net book value of the new right-of-use assets to their fair value. Impairment losses totaling $52 million in 2018 related to the Company's three airplanes that were sold during the year were recorded in the Consolidated Statement of Operations in the line item Real estate and other, net.

While we do not believe there is a reasonable likelihood that there will be a material change in our estimates or assumptions used to calculate long-lived asset impairments, if actual results are not consistent with our current estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our results of operations.

Indefinite-Lived Assets
We assess the recoverability of indefinite-lived intangible assets at least annually during the fourth quarter of our fiscal year or more frequently whenever events or changes in circumstances indicate that the carrying amount of the indefinite-lived intangible asset may not be fully recoverable. Examples of a change in events or circumstances include, but are not limited to, a decrease in the market price of the asset, a history of cash flow losses related to the use of the asset or a significant adverse change in the extent or manner in which an asset is being used. For our 2019 annual impairment test, we tested the Liz Claiborne indefinite-lived intangible asset utilizing the relief from royalty method to determine the estimated fair value of the indefinite-lived intangible asset. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment.  Discount rates used are similar to the rates estimated by the weighted average cost of capital considering any differences in company-specific risk factors. Royalty rates are established by management based on comparable trademark licensing agreements in the market.  Operational management, considering industry and company-specific historical and projected data, develops growth rates and sales projections associated with the indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant weighted average cost of capital and long-term growth rates.

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

In the second quarter of 2013, our net deferred tax position, exclusive of any valuation allowance, changed from a net deferred tax liability to a net deferred tax asset. In our assessment of the need for a valuation allowance, we heavily weighted the negative evidence of cumulative losses in recent periods and the positive evidence of future reversals of existing temporary differences. Although a sizable portion of our losses were the result of charges incurred for restructuring and other special items, even without these charges we still would have incurred significant losses. Accordingly, we considered our pattern of recent losses to be relevant to our analysis. Considering this pattern of recent losses and the uncertainties associated with projected future taxable income exclusive of reversing temporary differences, we gave no weight to projections showing future U.S. taxable income for purposes of assessing the need for a valuation allowance. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss carryforwards.
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

See Note 20 to the Consolidated Financial Statements for more information regarding income taxes and also Risk Factors, Item 1A.

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

The following table reflects our expected rate of return and discount rate assumptions:

	2019	2018	2017
Expected return on plan assets	6.25%	6.50%	6.50%
Discount rate for pension expense	4.33%	3.98%	4.40%
Discount rate for pension obligation	3.08%	4.33%	3.98%

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

For 2019, the discount rate to measure pension expense was 4.33% compared to 3.98% in 2018. The discount rate to measure the pension obligations decreased to 3.08% as of February 1, 2020 from 4.33% as of February 2, 2019.

Sensitivity
The sensitivity of pension expense to a plus or minus one-half of one percent of expected return on assets is a decrease or increase in pension expense of approximately $17 million. An increase in the discount rate of one-half of one percent would increase the 2020 pension expense by approximately $9 million and a decrease in the discount rate of one-half of one percent would decrease pension expense by approximately $10 million.

Pension Funding
Funding requirements for our Primary Pension Plan are determined under Employee Retirement Income Security Act of 1974 (ERISA) rules, as amended by the Pension Protection Act of 2006. As a result of the funded status of the Primary Pension Plan, we are not required to make cash contributions in 2020.
Recent Accounting Pronouncements

Refer to Note 4 to the Consolidated Financial Statements for discussion of recent accounting pronouncements.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. Words such as "expect" and similar expressions identify forward-looking statements, which include, but are not limited to, statements regarding sales, cost of goods sold, selling, general and administrative expenses, earnings, cash flows and liquidity. Forward-looking statements are based only on the Company's current assumptions and views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company's control, that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, general economic conditions, including inflation, recession, unemployment levels, consumer confidence and spending patterns, credit availability and debt levels, changes in store traffic trends, the cost of goods, more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell us merchandise on a timely basis or at all, trade restrictions, the ability to monetize non-core assets on acceptable terms, the ability to implement our strategic plan including our omnichannel initiatives, customer acceptance of our strategies, our ability to attract, motivate and retain key executives and other associates, the impact of cost reduction initiatives, our ability to generate or maintain liquidity, implementation of new systems and platforms, changes in tariff, freight and shipping rates, changes in the cost of fuel and other energy and transportation costs, disruptions and congestion at ports through which we import goods, increases in wage and benefit costs, competition and retail industry consolidations, interest rate fluctuations, dollar and other currency valuations, the impact of weather conditions, risks associated with war, an act of terrorism or pandemic, the ability of the federal government to fund and conduct its operations, a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information, legal and regulatory proceedings, the Company’s ability to access the debt or equity markets on favorable terms or at all, the Company's ability to comply with the continued listing criteria of the NYSE, risks arising from the potential suspension of trading of the Company's common stock on that exchange, and the impact of natural disasters, public health crises, or other catastrophic events on our financial results. There can be no assurances that the Company will achieve expected results, and actual results may be materially less than expectations. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. We intend the forward-looking statements in this Annual Report on Form 10-K to speak only as of the date of this report and do not undertake to update or revise projections as more information becomes available.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
All of our outstanding notes and debentures as of February 1, 2020 are at fixed interest rates and would not be affected by interest rate changes. The Revolving Credit Facility borrowings under the 2017 Credit Facility are affected by interest rate changes. As of February 1, 2020, we had no borrowings outstanding under the Revolving Credit Facility.
The Company's 2016 Term Loan Facility bears interest at a variable rate of LIBOR plus 4.25%. To manage the fluctuation of interest, the Company entered into interest rate swap agreements with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements, which were effective May 7, 2015, have a weighted-average fixed rate of 2.04%, mature on May 7, 2020 and have been designated as cash flow hedges. The Company entered into additional interest rate swap agreements with notional amounts totaling $750 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements have a weighted-average fixed rate of 3.135%, are effective from May 7, 2020 to May 7, 2025 and have been designated as cash flow hedges. Accordingly, a 100 basis point increase in LIBOR interest rates would result in additional annual interest expense of $16 million under the 2016 Term Loan Facility and a $13 million reduction in annual interest expense under the interest rate swap agreements.

The effects of changes in the U.S. equity and bond markets serve to increase or decrease the value of assets in our Primary Pension Plan. We seek to manage exposure to adverse equity and bond returns by maintaining diversified investment portfolios and utilizing professional investment managers.
Item 8. Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on page 52.
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

Management’s Report on Internal Control over Financial Reporting

The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management has assessed the effectiveness of our Company’s internal control over financial reporting as of February 1, 2020. In making this assessment, management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013). Based on its assessment, management believes that, as of February 1, 2020, our Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our Company’s internal control over financial reporting. Their report follows.

Changes in Internal Control over Financial Reporting

There were no changes in our Company’s internal control over financial reporting during the fourth quarter ended February 1, 2020 that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
J. C. Penney Company, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited J. C. Penney Company, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 20, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Dallas, Texas
March 20, 2020

Item 9B. Other Information
Please see information regarding borrowings subsequent to the balance sheet date in Note 23 to the Consolidated Financial Statements.
PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 with respect to executive officers is included within Item 1 in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers.”
The information required by Item 10 with respect to directors, audit committee, audit committee financial experts and Section 16(a) beneficial ownership reporting compliance is included under the captions “Board Committees–Audit Committee,” and “Proposal 1 - Election of Directors” in our definitive proxy statement for 2020, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Code of Ethics and Corporate Governance Guidelines

We have adopted a code of ethics for officers and employees, which applies to, among others, our principal executive officer, principal financial officer and principal accounting officer, and which is known as the “Statement of Business Ethics.” We have also adopted certain ethical principles and policies for our directors, which are set forth in Article V of our Corporate Governance Guidelines. The Statement of Business Ethics and Corporate Governance Guidelines are available on our website at www.jcp.com. Additionally, we will provide copies of these documents without charge upon request made to:

J. C. Penney Company, Inc.
Office of Investor Relations
6501 Legacy Drive
Plano, Texas 75024
(Telephone 972-431-5500)

Our Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver of any provision of the Statement of Business Ethics that applies to any officer of the Company by posting such information on our website at www.jcp.com.
Item 11. Executive Compensation

The information required by Item 11 is included under the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Report of the Human Resources and Compensation Committee,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2019,” “Outstanding Equity Awards at Fiscal Year-End 2019,” “Option Exercises and Stock Vested for Fiscal 2019,” “Nonqualified Deferred Compensation for Fiscal 2019,” “Potential Payments and Benefits on Termination of Employment,” “Director Compensation for Fiscal 2019,” and “CEO Pay Ratio” in our Company’s definitive proxy statement for 2020, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 with respect to beneficial ownership of our Company’s common stock is included under the caption “Beneficial Ownership of Common Stock” and with respect to equity compensation plans is included under the caption "Equity Compensation Plan(s) Information" in our Company’s definitive proxy statement for 2020, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included under the captions “Policies and Procedures with Respect to Related Person Transactions” and “Board Independence” in our Company’s definitive proxy statement for 2020, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is included under the captions “Audit and Other Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in our Company’s definitive proxy statement for 2020, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:
1. Consolidated Financial Statements:
The Consolidated Financial Statements of J. C. Penney Company, Inc. and subsidiaries are listed in the accompanying "Index to Consolidated Financial Statements" on page 52.
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

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
4.10	Second Supplemental Indenture dated as of July 26, 2002, among the Company, JCP and U.S. Bank National Association, Trustee (formerly Bank of America National Trust and Savings Association) to Indenture dated as of April 1, 1994	10-Q	001-15274	4	9/6/2002
4.11	Indenture, dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and Wilmington Trust, National Association	8-K	001-15274	4.1	9/15/2014
4.12	First Supplemental Indenture (including the form of Note), dated September 15, 2014, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., and Wilmington Trust, National Association	8-K	001-15274	4.2	9/15/2014
4.13	Indenture (including the form of Note), dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association	8-K	001-15274	4.1	6/24/2016
4.14	Amended and Restated Rights Agreement, dated as of January 27, 2014, by and between J. C. Penney Company, Inc. and Computershare Inc., as Rights Agent	8-K	001-15274	4.1	1/28/2014
4.15	First Amendment to the Amended and Restated Rights Agreement, dated as of January 23, 2017, by and between J. C. Penney Company, Inc. and Computershare Inc., as Rights Agent	8-K	001-15274	4.1	1/23/2017
4.16	Second Amendment to Amended and Restated Rights Agreement, dated as of January 24, 2020, by and between J. C. Penney Company, Inc. and Computershare Inc., as Rights Agent	8-K	001-15274	4.1	1/24/2020
4.17	Indenture (including the form of Note), dated as of March 12, 2018, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association	8-K	001-15274	4.1	3/14/2018
4.18	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934					†
10.1	Credit Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Revolving Agent and Swingline Lender, Bank of America, N.A., as Term Agent, Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Collateral Agents and Wells Fargo Bank, National Association, as LC Agent	8-K	001-15274	10.1	6/23/2014
10.2	Amendment No. 1 to Credit Agreement dated as of December 10, 2015 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the guarantors party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Revolving Agent, Bank of America, N.A., as Term Agent, Wells Fargo Bank, National Association and Bank of America, N.A., as co-collateral agents, and the lenders party thereto.	8-K	001-15274	10.1	12/11/2015
10.3	Amendment No. 2 to Credit Agreement, dated as of June 20, 2017, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the subsidiary guarantors party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	001-15274	10.1	6/21/2017
10.4	Guarantee and Collateral Agreement dated as of June 20, 2014 among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the Subsidiaries of J. C. Penney Company, Inc. identified therein, and Wells Fargo Bank, National Association, as Administrative Agent	8-K	001-15274	10.2	6/23/2014
10.5	Restatement Agreement, dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-15274	10.1	6/24/2016

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.6	Amended and Restated Pledge and Security Agreement, dated as of June 23, 2016, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as collateral agent	8-K	001-15274	10.2	6/24/2016
10.7	Intercreditor and Collateral Cooperation Agreement, dated as of June 23, 2016, among Wells Fargo Bank, National Association, as representative for the ABL secured parties, Wilmington Trust, National Association, as representative for the term loan/notes secured parties, J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and the subsidiary guarantors party thereto	8-K	001-15274	10.3	6/24/2016
10.8	Pari Passu Intercreditor Agreement, dated as of June 23, 2016, among Wilmington Trust, National Association, as collateral agent, Wilmington Trust, National Association, as trustee, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-15274	10.4	6/24/2016
10.9	Pledge and Security Agreement, dated as of March 12, 2018, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as collateral agent	8-K	001-15274	10.1	3/14/2018
10.10	Representative Joinder Agreement No. 1, dated as of March 12, 2018, to the Intercreditor and Collateral Cooperation Agreement, dated as of June 23, 2016, among Wells Fargo Bank, National Association, as representative for the ABL secured parties, Wilmington Trust, National Association, as representative for the term loan/notes secured parties, J. C. Penney Company, Inc., J. C. Penney Corporation, Inc. and the subsidiary guarantors party thereto	8-K	001-15274	10.2	3/14/2018
10.11	Junior Priority Intercreditor Agreement, dated as of March 12, 2018, between Wilmington Trust, National Association, as representative for the first lien secured parties, and Wilmington Trust, National Association, as representative for the junior lien secured parties	8-K	001-15274	10.3	3/14/2018
10.12	Amendment No. 3 to Credit Agreement, dated as of March 8, 2018, among J. C. Penney Company, Inc., J. C. Penney Corporation, Inc., J. C. Penney Purchasing Corporation, the guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, revolving agent and collateral agent, and the lenders party thereto	8-K	001-15274	10.4	3/14/2018
10.13	Amended and Restated Credit Card Program Agreement by and Between J. C. Penney Corporation, Inc. and Synchrony Bank dated as of October 5, 2018	10-Q	001-15274	10.1	11/28/2018
10.14**	Directors’ Charitable Award Program	10-K	001-00777	10(r)	4/25/1990
10.15**	J. C. Penney Company, Inc. 2001 Equity Compensation Plan	Def. Proxy Stmt.	001-00777	B	4/11/2001
10.16**	J. C. Penney Company, Inc. 2005 Equity Compensation Plan, as amended through 12/10/2008	10-K	001-15274	10.65	3/31/2009
10.17**	J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/31/2009
10.18**	J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/28/2012
10.19**	J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/21/2014
10.20**	J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	3/23/2016
10.21**	J. C. Penney Company, Inc. 2018 Long-Term Incentive Plan	Def. Proxy Stmt.	001-15274	Annex A	4/9/2018

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.22**	J. C. Penney Company, Inc. 2019 Long-Term Incentive Plan	8-K	001-15274	10.1	5/24/2019
10.23**	JCP Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates, as amended and restated effective July 1, 2007	10-Q	001-15274	10.1	9/12/2007
10.24**	Form of Notice of Restricted Stock Award - Non-Associate Director Annual Grant under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.5	2/15/2005
10.25**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2001 Equity Compensation Plan	8-K	001-15274	10.1	5/24/2005
10.26**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	11/18/2005
10.27**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective September 21, 2007	8-K	001-15274	10.1	9/26/2007
10.28**	JCP Form of Executive Termination Pay Agreement, as amended and restated effective December 3, 2013	10-Q	001-15274	10.3	12/5/2013
10.29**	JCP Form of Termination Pay Agreement	8-K	001-15274	10.2	5/21/2015
10.30**	JCP Form of Executive Termination Pay Agreement. as amended and restated effective December 17, 2015	10-K	001-15274	10.33	3/16/2016
10.31**	Form of Termination Pay Agreement	8-K	001-15274	10.2	5/21/2015
10.32**	Form of Election to Receive Stock in Lieu of Cash Retainer(s) (J. C. Penney Company, Inc. 2005 Equity Compensation Plan)	8-K	001-15274	10.1	5/19/2006
10.33**	Form of Notice of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.2	5/19/2006
10.34**	Form of Notice of Change of Factor for Deferral Account under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.8	2/15/2005
10.35**	Form of Notice of Change in the Amount of Fees Deferred under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.3	5/19/2006
10.36**	Form of Notice of Termination of Election to Defer under the J. C. Penney Company, Inc. Deferred Compensation Plan for Directors	8-K	001-15274	10.4	5/19/2006
10.37**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/15/2007
10.38**	2008 Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2005 Equity Compensation Plan	8-K	001-15274	10.1	3/7/2008
10.39**	JCP 2009 Change in Control Plan	10-K	001-15274	10.60	3/31/2009
10.40**	J. C. Penney Corporation, Inc. Change in Control Plan, effective January 10, 2011	8-K	001-15274	10.1	6/14/2011
10.41**	Form of Indemnification Trust Agreement between JCP and JPMorgan Chase Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended March 30, 1987	10-K	001-15274	10.47	3/19/2018
10.42**	Second Amendment to Indemnification Trust Agreement between JCP and JPMorgan Chase Bank, effective as of January 27, 2002	10-K	001-15274	10.53	3/31/2009
10.43**	Third Amendment to Indemnification Trust Agreement between Company, JCP and JPMorgan Chase Bank, effective as of June 1, 2008	10-Q	001-15274	10.2	9/10/2008
10.44**	Fourth Amendment to Indemnification Trust Agreement between Company, JCP and SunTrust Bank, dated as of October 5, 2016	10-Q	001-15274	10.1	11/30/2016
10.45**	Form of Indemnification Agreement between Company, JCP and individual Indemnitees, as amended through January 27, 2002	10-K	001-15274	10(ii)(ab)	4/25/2002
10.46**	Special Rules for Reimbursements Subject to Code Section 409A under Indemnification Agreement between Company, JCP and individual Indemnitees, adopted December 9, 2008	10-K	001-15274	10.56	3/31/2009

		Incorporated by Reference
						Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.47**	JCP Mirror Savings Plan, amended and restated effective December 31, 2007 and as further amended through December 9, 2008	10-K	001-15274	10.61	3/31/2009
10.48**	J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended and restated effective February 27, 2008 and as further amended through December 10, 2008	10-K	001-15274	10.62	3/31/2009
10.49**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.2	9/9/2009
10.50**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2009 Long-Term Incentive Plan	10-Q	001-15274	10.4	9/9/2009
10.51**	Amended and Restated J. C. Penney Corporation, Inc., Management Incentive Compensation Program, effective January 29, 2017	10-K	001-15274	10.55	3/24/2017
10.52**	Form of Notice of Grant of Stock Options under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.80	3/20/2013
10.53**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	10-K	001-15274	10.82	3/20/2013
10.54**	Form of Notice of 2014 Performance-Contingent Stock Option Grant under the J. C. Penney Company, Inc. 2012 Long-Term Incentive Plan	8-K	001-15274	10.2	3/24/2014
10.55**	Form of Notice of Restricted Stock Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.4	6/4/2015
10.56**	Form of Notice of Stock Option Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.5	6/4/2015
10.57**	Form of Notice of Performance Unit Grant under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.6	6/4/2015
10.58**	Form of Stock Option Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-K	001-15274	10.73	3/16/2016
10.59**	Form of Restricted Stock Unit Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-K	001-15274	10.74	3/16/2016
10.60**	Form of Performance Unit Grant Agreement under the J. C. Penney Company, Inc. 2014 Long-Term Incentive Plan	10-Q	001-15274	10.1	5/31/2016
10.61**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	10-Q	001-15274	10.2	8/30/2016
10.62**	Form of Restricted Stock Unit Grant Agreement under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	10-Q	001-15274	10.1	06/7/2017
10.63**	Form of Performance Unit Grant Agreement under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	10-Q	001-15274	10.2	06/7/2017
10.64**	Form of Stock Option Grant Agreement under the J. C. Penney Company, Inc. 2016 Long-Term Incentive Plan	10-Q	001-15274	10.3	06/7/2017
10.65**	Form of Executive Termination Pay Agreement, effective September 14, 2018	10-Q	001-15274	10.2	11/28/2018
10.66**	Form of Cash Retention Award Agreement	10-Q	001-15274	10.1	9/5/2018
10.67**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2018 Long-Term Incentive Plan	10-Q	001-15274	10.2	9/5/2018
10.68**	Form of Restricted Stock Unit Grant Agreement under the J. C. Penney Company, Inc. 2018 Long-Term Incentive Plan	10-Q	001-15274	10.3	9/5/2018
10.69**	Form of Performance Cash Grant Agreement under the J. C. Penney Corporation, Inc. Management Incentive Compensation Program	10-Q	001-15274	10.5	5/30/2018
10.70**	Form of Notice of Cash-Settled Restricted Unit Grant under the J. C. Penney Corporation, Inc. Management Incentive Compensation Program	10-Q	001-15274	10.4	5/29/2019
10.71**	Form of Notice of Non-Associate Director Restricted Stock Unit Award under the J. C. Penney Company, Inc. 2019 Long-Term Incentive Plan	10-Q	001-15274	10.2	8/28/2019

Incorporated by Reference
Filed
			SEC		Filing	Herewith (†)
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Date	(as indicated)
10.72**	Letter Agreement dated September 29, 2018 between J. C. Penney Company, Inc. and Jill A. Soltau	8-K	001-15274	10.1	10/2/2018
10.73**	Executive Termination Pay Agreement dated September 29, 2018 between J. C. Penney Company, Inc. and Jill A. Soltau	8-K	001-15274	10.2	10/2/2018
10.74**	Employment Agreement dated October 29, 2018 between J. C. Penney Corporation, Inc. and Michael Fung	8-K	001-15274	10.1	10/29/2018
10.75**	Letter Agreement dated March 25, 2019 between J. C. Penney Company, Inc. and Bill Wafford	8-K	001-15274	10.1	3/26/2019
10.76**	Letter Agreement dated April 15, 2019 between J. C. Penney Company, Inc. and Steve Whaley	8-K	001-15274	10.1	4/18/2019
10.77**	Form of Termination Pay Agreement	8-K	001-15274	10.1	4/18/2019
21	Subsidiaries of the Registrant					†
23	Consent of Independent Registered Public Accounting Firm					†
24	Power of Attorney					†
31.1	Certification by CEO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification by CFO pursuant to 15 U.S.C. 78m(a) or 780(d), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					†
101.SCH	Inline XBRL Taxonomy Extension Schema Document					†
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					†
104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

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

J. C. PENNEY COMPANY, INC.
(Registrant)

By /s/ Steve Whaley
Steve Whaley
Senior Vice President, Principal Accounting Officer and Controller (principal accounting officer)

Date:	March 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

Jill Soltau*	Chief Executive Officer; Director (principal executive officer)	March 20, 2020
Jill Soltau

Bill Wafford*	Executive Vice President, Chief Financial Officer (principal financial officer)	March 20, 2020
Bill Wafford

/s/ Steve Whaley	Senior Vice President, Principal Accounting Officer and Controller (principal accounting officer)	March 20, 2020
Steve Whaley

Ronald W. Tysoe*	Chairman of the Board; Director	March 20, 2020
Ronald W. Tysoe

Paul J. Brown*	Director	March 20, 2020
Paul J. Brown

Amanda Ginsberg*	Director	March 20, 2020
Amanda Ginsberg

W. Paul Jones*	Director	March 20, 2020
W. Paul Jones

Wonya Y. Lucas*	Director	March 20, 2020
Wonya Y. Lucas

B. Craig Owens*	Director	March 20, 2020
Craig Owens

Signatures	Title	Date

Lisa A. Payne*	Director	March 20, 2020
Lisa A. Payne

Debora A. Plunkett*	Director	March 20, 2020
Debora A. Plunkett

Leonard H. Roberts*	Director	March 20, 2020
Leonard H. Roberts

Javier G. Teruel*	Director	March 20, 2020
Javier G. Teruel

R. Gerald Turner*	Director	March 20, 2020
R. Gerald Turner

*By:	/s/ Steve Whaley
Steve Whaley
Attorney-in-fact

J. C. PENNEY COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
J. C. Penney Company, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 20, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leasing transactions as of February 3, 2019 due to the adoption of Financial Accounting Standards Board's Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), as amended.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the carrying value of the indefinite-lived intangible asset associated with the Liz Claiborne® family of trademarks and related intellectual property
As discussed in Notes 2 and 7 to the consolidated financial statements, the indefinite-lived intangible assets, net balance as of February 1, 2020 was $275 million. The Company performs indefinite-lived intangible asset impairment testing at least annually during the fourth quarter or more frequently whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The Company tests the indefinite-lived intangible asset utilizing the relief from royalty method to determine the estimated fair value.

We identified the assessment of the carrying value of the indefinite-lived intangible asset associated with the Liz Claiborne® family of trademarks and related intellectual property as a critical audit matter. The sales projections, growth rates, royalty rate, and discount rate used in the determination of the fair value of the indefinite-lived intangible asset were challenging to assess as changes to those assumptions could have a significant effect on the Company’s assessment of their carrying value.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s indefinite-lived intangible asset impairment assessment process. This included controls related to the determination of the fair value of the indefinite-lived intangible asset, including the related sales projections, growth rates, royalty rate, and the discount rate. We compared the Company’s historical sales projections for Liz Claiborne® to actual results for the same period to assess the Company’s ability to accurately forecast. We compared the Company’s sales projections for Liz Claiborne® to the sales projections in the Company's and its peer companies' analyst reports. We performed sensitivity analyses over the sales projections, growth rates, royalty rate, and discount rate assumptions to assess the impact of changes in those assumptions on the Company’s determination that the fair value of the Liz Claiborne® indefinite-lived intangible asset exceeded its carrying value. We involved a valuation professional with specialized skill and knowledge, who assisted in:

–
evaluating the Company’s discount and royalty rates, by comparing them against the discount rate range and royalty rate range that were independently developed using publicly available comparable market data; and

–
developing an estimated range of the Liz Claiborne® indefinite-lived intangible asset’s fair value using the Company’s estimated cash flow projections and an independently developed discount rate range and royalty rate, and comparing the results to the Company’s estimate of fair value.

/s/ KPMG LLP

We have served as the Company’s auditor since 1916.
Dallas, Texas
March 20, 2020

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)	2019	2018	2017
Total net sales	$10,716	$11,664	$12,554
Credit income and other	451	355	319
Total revenues	11,167	12,019	12,873

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	7,013	7,870	8,208
Selling, general and administrative (SG&A)	3,585	3,596	3,845
Depreciation and amortization	544	556	570
Real estate and other, net	(15)	(19)	(146)
Restructuring and management transition	48	22	184
Total costs and expenses	11,175	12,025	12,661
Operating income/(loss)	(8)	(6)	212
Other components of net periodic pension and postretirement benefit cost/(income)	(35)	(71)	98
(Gain)/loss on extinguishment of debt	(1)	23	33
Net interest expense	293	313	325
Income/(loss) before income taxes	(265)	(271)	(244)
Income tax expense/(benefit)	3	(16)	(126)
Net income/(loss)	$(268)	$(255)	$(118)
Earnings/(loss) per share:
Basic	$(0.84)	$(0.81)	$(0.38)
Diluted	(0.84)	(0.81)	(0.38)
Weighted average shares – basic	320.2	315.7	311.1
Weighted average shares – diluted	320.2	315.7	311.1

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

($ in millions)	2019	2018	2017
Net income/(loss)	$(268)	$(255)	$(118)
Other comprehensive income/(loss), net of tax:
Retirement benefit plans
Net actuarial gain/(loss) arising during the period (1)	(84)	38	67
Reclassification of net actuarial (gain)/loss from a settlement (2)	8	4	8
Reclassification for net actuarial (gain)/loss (3)	10	(2)	16
Reclassification for amortization of prior service (credit)/cost (4)	7	4	4
Reclassification of prior service (credit)/cost from a curtailment (5)	—	—	3
Cash flow hedges
Gain/(loss) on interest rate swaps (6)	(48)	(9)	6
Reclassification for periodic settlements (7)	(5)	(2)	7
Foreign currency translation
Unrealized gain/(loss)	—	(1)	2
Total other comprehensive income/(loss), net of tax	(112)	32	113
Total comprehensive income/(loss), net of tax	$(380)	$(223)	$(5)

(1)
Net of $22 million of tax in 2019 offset by a deferred tax valuation allowance of $(22) million, $(10) million of tax in 2018 and $(36) million of tax in 2017. For 2017, the amount includes a $27 million pre-tax gain related to curtailment.

(2)
Net of $(2) million of tax in 2019 offset by a deferred tax valuation allowance of $2 million, $(3) million of tax in 2018 and $(5) million of tax in 2017. Pre-tax amounts of $8 million, $7 million and $13 million were recognized in Other components of net periodic pension and postretirement benefit cost/(income) in the Consolidated Statement of Operations in 2019, 2018 and 2017, respectively.

(3)
Net of $(2) million of tax in 2019 offset by a deferred tax valuation allowance of $2 million, $1 million of tax in 2018 and $(9) million of tax in 2017. Pre-tax amounts of $10 million in 2019, $(3) million in 2018 and $25 million in 2017 were recognized in Other components of net periodic pension and postretirement benefit cost/(income) in the Consolidated Statement of Operations.

(4)
Net of $(3) million of tax in 2019 offset by a deferred tax valuation allowance of $3 million, $(3) million of tax in 2018 and $(3) million of tax in 2017. Pre-tax amounts of $7 million in 2019, 2018 and 2017 were recognized in Other components of net periodic pension and postretirement benefit cost/(income) in the Consolidated Statement of Operations.

(5)
Net of $(1) million of tax in 2017. Pre-tax prior service cost of $5 million related to the curtailment is included in Other components of net periodic pension and postretirement benefit cost/(income) in the Consolidated Statements of Operations in 2017.

(6)	Net of $12 million of tax in 2019 offset by a deferred tax valuation allowance of $(12) million, $4 million of tax in 2018 and $(3) million of tax in 2017.

(7)
Net of $1 million of tax in 2019 offset by a deferred tax valuation allowance of $(1) million, $0 million of tax in 2018 and $(3) million of tax in 2017. Pre-tax amounts of $(5) million in 2019, $(2) million in 2018 and $10 million in 2017 were recognized in Net interest expense in the Consolidated Statement of Operations.

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

($ in millions, except per share data)	2019	2018
Assets
Current assets:
Cash in banks and in transit	$108	$109
Cash short-term investments	278	224
Cash and cash equivalents	386	333
Merchandise inventory	2,166	2,437
Prepaid expenses and other	174	189
Total current assets	2,726	2,959
Property and equipment, net	3,488	3,938
Operating lease assets	998	—
Prepaid pension	120	147
Other assets	657	677
Total Assets	$7,989	$7,721
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$786	$847
Other accounts payable and accrued expenses	931	995
Current operating lease liabilities	67	—
Current portion of finance leases and note payable	1	8
Current maturities of long-term debt	147	92
Total current liabilities	1,932	1,942
Noncurrent operating lease liabilities	1,108	—
Long-term finance leases and note payable	—	204
Long-term debt	3,574	3,716
Deferred taxes	116	131
Other liabilities	430	558
Total Liabilities	7,160	6,551
Stockholders' Equity
Common stock (1)	160	158
Additional paid-in capital	4,723	4,713
Reinvested earnings/(accumulated deficit)	(3,667)	(3,373)
Accumulated other comprehensive income/(loss)	(387)	(328)
Total Stockholders’ Equity	829	1,170
Total Liabilities and Stockholders’ Equity	$7,989	$7,721

(1)
1.25 billion shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 320.5 million and 316.1 million as of February 1, 2020 and February 2, 2019, respectively.

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
January 28, 2017	308.3	$154	$4,679	$(3,000)	$(473)	$1,360
Net income/(loss)	—	—	—	(118)	—	(118)
Other comprehensive income/(loss)	—	—	—	—	113	113
Stock-based compensation	3.7	2	26	—	—	28
February 3, 2018	312.0	$156	$4,705	$(3,118)	$(360)	$1,383
Net income/(loss)	—	—	—	(255)	—	(255)
Other comprehensive income/(loss)	—	—	—	—	32	32
Stock-based compensation and other	4.1	2	8	—	—	10
February 2, 2019	316.1	$158	$4,713	$(3,373)	$(328)	$1,170
ASU 2016-02 (Leases) and ASU 2018-02 (Stranded Taxes) adoption (See Note 3)	—	—	—	(26)	53	27
Net income/(loss)	—	—	—	(268)	—	(268)
Other comprehensive income/(loss)	—	—	—	—	(112)	(112)
Stock-based compensation and other	4.4	2	10	—	—	12
February 1, 2020	320.5	$160	$4,723	$(3,667)	$(387)	$829

See the accompanying notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	2019	2018	2017
Cash flows from operating activities
Net income/(loss)	$(268)	$(255)	$(118)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	23	(3)	74
Asset impairments and other charges	—	56	6
Net gain on sale of non-operating assets	(1)	—	—
Net gain on sale of operating assets	(8)	(67)	(119)
(Gain)/loss on extinguishment of debt	(1)	23	33
Depreciation and amortization	544	556	570
Benefit plans	(37)	(65)	106
Stock-based compensation	11	10	25
Other comprehensive income tax benefits	—	(11)	(60)
Deferred taxes	(6)	(13)	(63)
Change in cash from:
Inventory	271	366	93
Prepaid expenses and other assets	(9)	1	(15)
Merchandise accounts payable	(61)	(126)	(4)
Income taxes	—	—	(12)
Accrued expenses and other	(30)	(113)	(62)
Net cash provided by/(used in) operating activities	428	359	454
Cash flows from investing activities
Capital expenditures	(309)	(392)	(395)
Proceeds from sale of non-operating assets	1	—	—
Proceeds from sale of operating assets	26	144	154
Joint venture return of investment	—	3	9
Insurance proceeds received for damage to property and equipment	6	1	3
Net cash provided by/(used in) investing activities	(276)	(244)	(229)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	400	—
Proceeds from borrowings under the credit facility	2,645	3,895	804
Payments of borrowings under the credit facility	(2,645)	(3,895)	(804)
Premium on early retirement of debt	—	(20)	(30)
Payments of finance leases and note payable	(3)	(6)	(16)
Payments of long-term debt	(97)	(607)	(599)
Financing costs	—	(7)	(9)
Proceeds from stock issued under stock plans	2	3	5
Tax withholding payments for vested restricted stock	(1)	(3)	(5)
Net cash provided by/(used in) financing activities	(99)	(240)	(654)
Net increase/(decrease) in cash and cash equivalents	53	(125)	(429)
Cash and cash equivalents at beginning of period	333	458	887
Cash and cash equivalents at end of period	$386	$333	$458

See the accompanying notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Basis of Presentation and Consolidation

Nature of Operations
Our Company was founded by James Cash Penney in 1902 and has grown to be a major national retailer, operating 846 department stores in 49 states and Puerto Rico, as well as through our eCommerce website at jcp.com and our mobile application. We sell family apparel and footwear, accessories, fine and fashion jewelry, beauty products through Sephora inside JCPenney, and home furnishings. In addition, our department stores provide services, such as styling salon, optical, portrait photography and custom decorating, to customers.

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

Fiscal Year	Ended	Weeks
2019	February 1, 2020	52
2018	February 2, 2019	52
2017	February 3, 2018	53

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

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. None of the reclassifications affected our net income/(loss) in any period.
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

Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold includes costs directly related to bringing merchandise to its final selling destination. These costs include the cost of the merchandise (net of discounts or allowances earned), sourcing and procurement costs, buying and brand development costs, including buyers’ salaries and related expenses, royalties and design fees, freight costs, warehouse operating expenses, merchandise examination, inspection and testing, store merchandise distribution center expenses, including rent, and shipping and handling costs incurred on eCommerce sales.

Vendor Allowances
We receive vendor support in the form of cash payments or allowances for a variety of reimbursements such as cooperative advertising, markdowns, vendor shipping and packaging compliance, defective merchandise, the purchase of vendor specific fixtures and other vendor contributions. We have agreements in place with each vendor setting forth the specific conditions for each allowance or payment. Depending on the arrangement, we either recognize the allowance as a reduction of current costs or defer the payment over the period the related merchandise is sold. If the payment is a reimbursement for costs incurred, it is generally offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.

Markdown reimbursements related to merchandise that has been sold are negotiated and documented by our buying teams and are credited directly to cost of goods sold in the period an agreement has been reached. Vendor allowances received prior to merchandise being sold are deferred and recognized as a reduction of inventory and credited to cost of goods sold based on an inventory turnover rate.

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

Advertising
Advertising costs, which include newspaper, television, Internet search marketing, radio and other media advertising, are expensed either as incurred or the first time the advertisement occurs.  For cooperative advertising programs offered by national brands that require proof of advertising to be provided to the vendor to support the reimbursement of the incurred cost, we offset the allowances against the related advertising expense.  Programs that do not require proof of advertising are monitored to ensure that the allowance provided by each vendor is a reimbursement of costs incurred to advertise for that particular vendor’s label.  Total advertising costs, net of cooperative advertising vendor reimbursements of $20 million, $26 million and $27 million for 2019, 2018 and 2017, respectively, were $624 million, $698 million and $714 million, respectively.

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

In 2017, we changed our method of accounting for merchandise inventories for our eCommerce operations from the lower of standard cost (representing average vendor costs) or net realizable value to the lower of cost or market using RIM. Along with this change, we retired certain legacy systems and implemented a new module of our enterprise resource planning system to account for merchandise inventories.

Shrinkage accruals are estimated as a percent of sales for a given period based on physical inventory counts or cycle count activities. Physical inventory counts for stores are taken at least annually and cycle count activities for distribution centers and regional warehouses are executed on a daily basis. Inventory records and shrinkage accruals are adjusted based on the actual results from physical inventories and cycle counts. The shrinkage rate from the most recent physical inventory and cycle count activity, in combination with current events and historical experience, is used as the standard for the shrinkage accrual rate for the next inventory cycle or cycle count activity. Historically, our actual physical inventory and cycle counts results have shown our estimates to be reliable.
Property and Equipment, Net

	Estimated Useful Lives
($ in millions)	(Years)	2019	2018
Land	N/A	$213	$236
Buildings	50	4,292	4,608
Furniture and equipment	3-20	879	1,343
Leasehold improvements (1)		1,094	1,070
Finance leases (equipment)	3-5	105	106
Accumulated depreciation		(3,095)	(3,425)
Property and equipment, net		$3,488	$3,938

(1)	Leasehold improvements are depreciated over the shorter of the estimated useful lives of the improvements or the term of the lease, including renewals determined to be reasonably certain.

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

Impairment of Long-Lived and Indefinite-Lived Assets
We evaluate long-lived assets such as store property and equipment and other corporate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results and significant changes in the manner of use of the assets or our overall business strategies. Assets or asset groups that trigger an impairment review are tested for recoverability by comparing the estimated undiscounted cash flows expected to result from the use of the asset plus any net proceeds expected from disposition of the asset to the carrying value of the asset. If the asset or asset group is not recoverable on a undiscounted cash flow basis, the amount of the impairment loss is measured by comparing the carrying value of the asset or asset group to its fair value and depending on the transaction any loss is included in Restructuring and management transition or Real estate and other, net in the Consolidated Statements of Operations. We estimate fair value based on either a projected discounted cash flow method using a discount rate that is considered commensurate with the risk inherent in our current business model or appraised value, as appropriate. We also take other factors into consideration in estimating the fair value of our stores, such as local market conditions, operating environment, mall performance and other trends.

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
Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate and termination penalties. Lease payments do not include variable lease components other than those that depend on an index or rate or any payments not considered part of the lease (i.e. payment of the lessor’s real estate taxes and insurance). Payments not considered lease payments are expensed as incurred. Some leases require additional payments based on sales and the related contingent rent is recorded as rent expense when the payment is probable. As a policy election, we consider lease payments and all related other payments as one component of a lease.
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
Accounting Policy Applied in Fiscal 2018
Our lease accounting policies for lease contracts in fiscal 2018 and prior are disclosed in the 2018 Annual Report on Form 10-K.

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

Stock-Based Compensation
Stock options are valued primarily using the Black-Scholes option pricing model and are granted with an exercise price equal to the closing price of our common stock on the grant date. Time-based and performance-based restricted stock awards are valued using the closing price of our common stock on the grant date. Our current plan does not permit awarding stock options below grant-date market value nor does it allow any repricing subsequent to the date of grant.

Stock options are valued using the following assumptions:

•	Valuation Method. We estimate the fair value of stock option awards on the date of grant using primarily the Black-Scholes option pricing model.

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
3. Adoption of New Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The Company adopted the provisions of the new lease standard effective February 3, 2019, using the modified retrospective adoption method and the simplified transition option available in the new lease standard. This allows us to continue to apply the legacy guidance in the old standard (ASC Topic 840, Leases (ASC 840)), including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company also elected the package of practical expedients available under the transition provisions of the new lease standard, which include a) not reassessing ASC 840 evaluations on whether expired or existing contracts contain leases, b) not reassessing lease classification previously assessed under ASC 840, and c) not revaluing initial direct costs for existing leases under ASC 840. We also elected the practical expedient to carry forward our historical accounting for any land easements on existing contracts.

In addition, the Company changed the accounting for the failed sale-leaseback of its home office to comply with the new lease standard's guidance for sale-leaseback accounting, and recorded a "day one impairment" of the new right-of-use assets that were included in previously impaired asset groups associated with long-lived assets. Per the transition guidance of the new lease standard, the failed sale-leaseback is considered a valid sale and leaseback that resulted in the removal of the related real estate assets of $153 million and the financing obligation of $208 million, and the recognition of the $55 million gain on sale in Reinvested earnings/(accumulated deficit). Adoption of the new lease accounting standard also required us to reevaluate the accounting for a $50 million promissory note issued in connection with the sale of the home office. In accordance with previous guidance, the promissory note was not recorded in the Consolidated Balance Sheets and not included in the implied gain on sale, however, under the new guidance, the promissory note is considered variable consideration under ASC 606, Revenue for Contracts with Customers. Accordingly, in transition, the Company did not recognize any amount for the $50 million promissory note, as management assessed the most likely amount of variable consideration to be zero given the associated local real estate market dynamics. There were no changes to the measurement of this variable consideration as of year end. In regards to the "day one impairment" charge, the Company evaluated the new right-of-use assets added to certain store asset groups that were previously determined to be impaired. Given the facts and circumstances that were still in existence upon adopting the new lease standard, the Company recorded an approximate $39 million impairment charge to Reinvested earnings/(accumulated deficit) to adjust the net book value of the new right-of-use assets to their fair value.

The following table provides the overall Consolidated Balance Sheet impact of applying the new lease standard effective as of February 3, 2019. Due to the change in accounting for the Home Office sale-leaseback, there was a change in classification of $20 million of lease costs that were recorded as elements of Depreciation and amortization and Net interest expense in 2018 that are reported as Selling, general and administrative expenses in 2019. There was no significant impact to the Company's Consolidated Statement of Cash Flows.

	Balance as of February 3, 2019
($ in millions)	Balances removed under prior accounting	Balances added/reclassified under new lease standard	Net impact of new lease standard
Prepaid expenses and other	$—	$(17)	$(17)
Property and equipment	153	—	(153)
Operating lease assets	—	979	979
Other assets	—	(7)	(7)
Total assets	$153	$955	$802

Other accounts payable and accrued expenses	$4	$(2)	$(6)
Current operating lease liabilities	—	73	73
Current portion of finance leases and note payable	5	—	(5)
Noncurrent operating lease liabilities	—	1,086	1,086
Long-term finance leases and note payable	203	—	(203)
Deferred taxes	10	—	(10)
Other liabilities	11	(149)	(160)
Reinvested earnings/(accumulated deficit)	80	(53)	27
Total liabilities and stockholders’ equity	$153	$955	$802
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

4.  Effect of New Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. Under the new guidance, entities will be required to measure expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable forecasts. This standard will be effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not expect the adoption of this new standard will have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those years. Early adoption is permitted, including during an interim period. This new standard requires changes to the disclosure requirements for fair value measurements for certain Level 3 items, and specifies that some of the changes must be applied prospectively, while others should be applied retrospectively. We are evaluating this new standard but do not expect it to have a significant impact on our financial statement disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which removes certain disclosures that are no longer cost beneficial and also includes additional disclosures to improve the overall usefulness of the disclosure requirements to financial statement users. This standard will be effective for public entities for fiscal years beginning after December 15, 2020, however early adoption is permitted. We are evaluating this new standard but do not expect it to have a significant impact on our financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard will be effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, however early adoption is permitted. We do not expect the adoption of this new standard will have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This standard will be effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, however early adoption is permitted. We are currently evaluating the impact of this new standard on the consolidated financial statements.

5.  Earnings/(Loss) per Share

Net income/(loss) and shares used to compute basic and diluted EPS are reconciled below:

(in millions, except per share data)	2019	2018	2017
Earnings/(loss)
Net income/(loss)	$(268)	$(255)	$(118)
Shares
Weighted average common shares outstanding (basic shares)	320.2	315.7	311.1
Adjustment for assumed dilution:
Stock options and restricted stock awards	—	—	—
Weighted average shares assuming dilution (diluted shares)	320.2	315.7	311.1
EPS
Basic	$(0.84)	$(0.81)	$(0.38)
Diluted	$(0.84)	$(0.81)	$(0.38)

The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

(Shares in millions)	2019	2018	2017
Stock options, restricted stock awards	23.2	24.8	31.5

6. Revenue

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

Based on how we categorized our merchandise divisions in 2019, the components of Net sales for 2019 and 2018 were as follows:

($ in millions)	2019		2018
Men’s apparel and accessories	$2,320	22%	$2,432	20%
Women’s apparel	2,195	21%	2,293	20%
Women’s accessories, including Sephora	1,516	14%	1,637	14%
Home	1,191	11%	1,606	14%
Footwear and handbags	1,191	11%	1,255	11%
Kids’, including toys	991	9%	1,070	9%
Jewelry	641	6%	652	6%
Services and other	671	6%	719	6%
Total net sales	$10,716	100%	$11,664	100%

Credit income and other encompasses the revenue earned from the agreement with Synchrony associated with our private label credit card and co-branded MasterCard® programs.

The Company has contract liabilities associated with the sales of gift cards and our customer loyalty program.

The liabilities are included in Other accounts payable and accrued expenses in the Consolidated Balance Sheets and were as follows:

(in millions)	2019	2018
Gift cards	$136	$140
Loyalty rewards	58	60
Total contract liability	$194	$200

Contract liability includes consideration received for gift card and loyalty related performance obligations which have not been satisfied as of a given date.

A rollforward of the amounts included in contract liability for 2019 and 2018 are as follows:

(in millions)	2019	2018
Beginning balance	$200	$217
Current period gift cards sold and loyalty reward points earned	401	422
Net sales from amounts included in contract liability opening balances	(72)	(80)
Net sales from current period usage	(335)	(359)
Ending balance	$194	$200

7.  Other Assets

($ in millions)	2019	2018
Capitalized software, net	$337	$334
Indefinite-lived intangible assets, net (1)	275	275
Revolving credit facility unamortized costs, net	15	22
Interest rate swaps (Notes 9, 10 and 11)	—	10
Other	30	36
Total	$657	$677

(1) Amounts are net of an accumulated impairment loss of $9 million.

Our indefinite-lived intangible assets primarily consist of our worldwide rights for the Liz Claiborne® family of trademarks and related intellectual property. In connection with our annual indefinite-lived intangible assets impairment tests performed during the fourth quarter of 2019, we did not record an impairment for our indefinite-lived intangible assets as the estimated fair values exceeded the carrying values of the underlying assets.
8.  Other Accounts Payable and Accrued Expenses

($ in millions)	2019	2018
Accrued salaries, vacation and bonus	$191	$154
Customer gift cards	136	140
Taxes other than income taxes	86	85
Loyalty rewards	58	60
Interest	67	71
Advertising	68	78
Current portion of workers’ compensation and general liability self-insurance	39	45
Restructuring and management transition (Note 18)	8	9
Current portion of retirement plan liabilities (Note 17)	27	30
Capital expenditures	16	43
Occupancy and rent-related	24	28
Other	211	252
Total	$931	$995

9.  Other Liabilities

($ in millions)	2019	2018
Supplemental pension and other postretirement benefit plan liabilities (Note 17)	$109	$116
Long-term portion of workers’ compensation and general liability insurance	103	107
Deferred developer/tenant allowances	93	144
Deferred rent liability (Note 3)	—	103
Interest rate swaps (Notes 7, 10 and 11)	58	15
Restructuring and management transition (Note 18)	—	9
Other	67	64
Total	$430	$558

10.  Derivative Financial Instruments

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

The fair value of our interest rate swaps are recorded in the Consolidated Balance Sheets as an asset or a liability (see Note 11). The effective portion of the interest rate swaps' changes in fair values is reported in Accumulated other comprehensive income/(loss) (see Note 14), and the ineffective portion is reported in Net income/(loss). Amounts in Accumulated other comprehensive income/(loss) are reclassified into Net income/(loss) when the related interest payments affect earnings. For the periods presented, all of the interest rate swaps were 100% effective.

Information regarding the pre-tax changes in the fair value of our interest rate swaps is as follows:

($ in millions)	2019	2018	Line Item in the Financial Statements
Gain/(loss) recognized in other comprehensive income/(loss)	$(48)	$(13)	Accumulated other comprehensive income
Gain/(loss) recognized in net income/(loss)	5	2	Interest expense

Information regarding the gross amounts of our derivative instruments in the Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value			Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	2019	2018	Balance Sheet Location	2019	2018
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	—	10	Other liabilities	58	15
Total derivatives designated as hedging instruments		$—	$10		$58	$15

11.  Fair Value Disclosures
In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

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

In connection with the Company's decision to close underperforming stores in 2020, long-lived assets held and used with a carrying value of $6 million were written down to their fair value of $1 million, resulting in asset impairment charges of $5 million in the second half of 2019.

In connection with the Company's decision to sell its three airplanes in 2018, long-lived assets held and used with a carrying value of $72 million were written down to their fair value of $20 million, resulting in asset impairment charges of $52 million. The fair value was determined based on dealer quotes using a market approach and the significant inputs related to valuing the airplanes are classified as Level 2 in the fair value measurement hierarchy.

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the Consolidated Balance Sheets are as follows:

	As of February 1, 2020		As of February 2, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, finance leases, financing obligation and notes payable	$3,758	$2,464	$3,856	$2,579

The fair value of long-term debt is estimated by obtaining quotes from brokers or is based on current rates offered for similar debt. As of February 1, 2020 and February 2, 2019, the fair values of cash and cash equivalents, accounts payable and short-term borrowings approximate their carrying values due to the short-term nature of these instruments.

Concentrations of Credit Risk
We have no significant concentrations of credit risk.
12.  Credit Facility
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
As of the end of 2019, we had no borrowings outstanding under the Revolving Facility. In addition, as of the end of 2019, we had $1,594 million available for borrowing, of which $203 million was reserved for outstanding standby letters of credit, none of which have been drawn on, leaving $1,391 million for future borrowings. The applicable rate for standby letters of credit was 1.75% and 0.875%, respectively, while the required commitment fee was 0.375% for the unused portion of the Revolving Facility.

13.  Long-Term Debt

($ in millions)	2019	2018
Issue:
8.125% Senior Notes Due 2019	$—	$50
5.65% Senior Notes Due 2020 (1)	105	110
2016 Term Loan Facility (Matures in 2023)	1,540	1,583
5.875% Senior Secured Notes Due 2023 (1)	500	500
7.125% Debentures Due 2023	10	10
8.625% Senior Secured Second Priority Notes Due 2025 (1)	400	400
6.9% Notes Due 2026	2	2
6.375% Senior Notes Due 2036 (1)	388	388
7.4% Debentures Due 2037	313	313
7.625% Notes Due 2097	500	500
Total debt	3,758	3,856
Unamortized debt issuance costs	(37)	(48)
Less: current maturities	(147)	(92)
Total long-term debt	$3,574	$3,716
Weighted-average interest rate at year end	6.3%	6.3%
Weighted-average maturity (in years)	16 years

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

Scheduled Annual Principal Payments on Long-Term Debt, Excluding Capital Leases Financing Obligation and Note Payable

($ in millions)
2020	$147
2021	42
2022	42
2023	1,924
2024	—
Thereafter	1,603
Total	$3,758

14.  Stockholders’ Equity
Accumulated Other Comprehensive Income/(Loss)
The following table shows the changes in accumulated other comprehensive income/(loss) balances for 2019 and 2018:

($ in millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 3, 2018	$(330)	$(26)	$—	$(4)	$(360)
Current period change	40	4	(1)	(11)	32
February 2, 2019	$(290)	$(22)	$(1)	$(15)	$(328)
ASU 2018-02 (Stranded Taxes) adoption (See Note 3)	46	3	—	4	53
Current period change	(66)	7	—	(53)	(112)
February 1, 2020	$(310)	$(12)	$(1)	$(64)	$(387)

Common Stock
On a combined basis, our 401(k) savings plan, including our employee stock ownership plan (ESOP), held approximately 16 million shares, or approximately 5.0% of outstanding Company common stock, at February 1, 2020. Under the 2016 Term Loan Facility, we are subject to restrictive covenants regarding our ability to pay cash dividends.

Preferred Stock
We have authorized 25 million shares of preferred stock; no shares of preferred stock were issued and outstanding as of February 1, 2020 or February 2, 2019.

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

The purpose of the Amended Rights Agreement is to diminish the risk that the Company's ability to use its net operating losses and other tax assets to reduce potential future federal income tax obligations would become subject to limitations by reason of the Company's experiencing an "ownership change" as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the Code). Ownership changes under Section 382 generally relate to the cumulative change in ownership among stockholders with an ownership interest of 5% or more (as determined under Section 382's rules) over a rolling three year period. The Amended Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 by deterring any person or group from acquiring beneficial ownership of 4.9% or more of the outstanding Common Stock. After various amendments to the Original Rights Agreement, the expiration date of the Rights was extended to January 26, 2020 and certain other provisions were amended including the definition of "beneficial ownership" to include terms appropriate for the purpose of preserving tax benefits.  On January 24, 2020, the term of the Amended Rights Agreement was extended to January 25, 2023. The Company expects to submit the extension of the Amended Rights Agreement to stockholders for approval at its 2020 annual meeting of stockholders. If stockholders do not approve the extension of the Amended Rights Agreement, the Amended Rights Agreement will terminate.

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
15.  Stock-Based Compensation
We grant stock-based compensation awards to employees and non-employee directors under our equity compensation plan. On May 24, 2019, our stockholders approved the J. C. Penney Company, Inc. 2019 Long-Term Incentive Plan (2019 Plan), which has a fungible share design in which each stock option will count as one share issued and each stock award will count as 1.49 shares issued, except for stock awards issued from February 2, 2019 to May 24, 2019, the effective date of the 2019 Plan, in which each stock award counted as 1.63 shares issued. The 2019 Plan reserved 17.9 million shares of common stock or 26.7 million options for future grants and will terminate on May 31, 2024.  In addition, shares underlying any outstanding stock award or stock option grant canceled prior to vesting or exercise become available for use under the 2019 Plan. Under the terms of the 2019 Plan, all grants made after February 2, 2019 reduce the shares available for grant under the 2019 Plan. As of February 1, 2020, a maximum of 21.2 million options were available for future grant under the 2019 Plan.

Our stock option and restricted stock award grants have averaged about 3.5% of outstanding stock over the past three years. Authorized shares of the Company's common stock are used to settle the exercise of stock options, granting of restricted shares and vesting of restricted stock units.

Stock-based Compensation Cost
The components of total stock-based compensation costs are as follows:

($ in millions)	2019	2018	2017
Stock awards	$10	$7	$18
Stock options	1	3	7
Total stock-based compensation	$11	$10	$25	(1)

Total income tax benefit recognized for stock-based compensation arrangements	$—	$—	$—

(1)	Excludes $2 million of stock-based compensation costs reported in restructuring and management transition charges (Note 18).

Stock Options

The Company has granted limited stock options in recent years. As of February 1, 2020, we had 6,234,000 stock options exercisable and $0.4 million of unrecognized compensation expense, net of estimated forfeitures, for stock options not yet vested, which will be recognized as expense over the remaining weighted-average vesting period of approximately 2 years.

Our weighted-average fair value of stock options at grant date was $0.86 in 2019, $0.86 in 2018 and $2.91 in 2017. We used the Black-Scholes option pricing model in 2019 and 2018 and primarily used the binomial lattice valuation model in 2017 to determine the fair value of the stock options granted.

Stock Awards
The following table summarizes our non-vested stock awards activity during the year ended February 1, 2020:

	Time-Based Stock Awards		Performance-Based Stock Awards
(shares in thousands)	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Non-vested at February 2, 2019	11,070	$3	1,407	$5
Granted	10,601	1	—	—
Vested	(5,073)	2	—	—
Forfeited/canceled	(1,672)	3	(1,237)	5
Non-vested at February 1, 2020	14,926	2	170	4

As of February 1, 2020, we had $14 million of unrecognized compensation expense related to unearned employee stock awards, which will be recognized over the remaining weighted-average vesting period of approximately one year. The aggregate market value of shares vested during 2019, 2018 and 2017 was $5 million, $11 million and $17 million, respectively, compared to an aggregate grant date fair value of $13 million, $25 million and $27 million, respectively. Stock awards granted include approximately 1.7 million fully vested RSUs to directors during 2019 with a fair value of $0.90 per RSU award.

In addition to the grants above, on March 5, 2019, we granted approximately 8.0 million phantom units as part of our management incentive compensation plan, which are similar to RSUs in that the number of units granted was based on the price of our stock, but the units will be settled in cash based on the value of our stock on the vesting date, limited to $5.03 per phantom unit. The fair value of the awards is remeasured at each reporting period and was $0.75 per share as of February 1, 2020. Compensation expense, which is variable, is recognized over the vesting period with a corresponding liability, which is recorded in Other accounts payable and accrued expenses and Other liabilities in our Consolidated Balance Sheets. The phantom units have a liability of $4 million as of February 1, 2020. Cash of $1.5 million was paid during 2019 for previously granted phantom units.

16.  Leases

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

Leases

($ in millions)	Classification	2019
Assets
Operating lease assets	Operating lease assets	$998
Total lease assets		$998
Liabilities
Current
Operating	Current operating lease liabilities	$67
Finance	Current portion of finance leases and note payable	1
Noncurrent
Operating	Noncurrent operating lease liabilities	1,108
Finance	Long-term finance leases and note payable	—
Total lease liabilities		$1,176

Lease Cost

($ in millions)	Classification	2019
Operating lease cost	Selling, general and administrative expense (SG&A)	$196
Variable lease cost	Selling, general and administrative expense (SG&A)	133
Finance lease cost
Amortization of lease assets	Depreciation and amortization	—
Interest on lease liabilities	Net interest expense	—
Rental income	Real estate and other, net	10
Net lease cost		$319

As of February 1, 2020, future lease payments were as follows:

($ in millions)	Operating Leases	Finance Leases	Total
2020	$189	$—	$189
2021	197	—	197
2022	184	—	184
2023	180	—	180
2024	167	—	167
Thereafter	1,750	—	1,750
Total lease payments	2,667	—	2,667
Less: amounts representing interest	(1,492)	—	(1,492)
Present value of lease liabilities	$1,175	$—	$1,175

Lease term and discount rate are as follows:

2019
Weighted-average remaining lease term (years)
Operating leases	15
Weighted-average discount rate
Operating leases	11%

Other information:

($ in millions)	2019
Cash paid for amounts included in the measurement of these liabilities
Operating cash flows from operating leases	210
Operating cash flows from finance leases	1
Financing cash flows from finance leases	1

As determined prior to the adoption of the new lease standard, the future minimum lease payments under operating leases in effect as of February 2, 2019 were as follows:

($ in millions)
2019	$190
2020	178
2021	163
2022	148
2023	135
Thereafter	1,626
Less: sublease income	(43)
Total minimum lease payments	$2,397

17.  Retirement Benefit Plans

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

Defined Benefit Pension Plans
Primary Pension Plan – funded
Supplemental retirement plans – unfunded

Other Benefit Plans
Postretirement benefits – dental
Defined contribution plans:
401(k) Safe harbor plan and the 401(k) savings, profit-sharing and stock ownership plan
Deferred compensation plan

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

Pension Expense/(Income) for Defined Benefit Pension Plans
The components of net periodic benefit expense/(income) for our non-contributory qualified defined benefit pension plan and supplemental pension plans are as follows:

($ in millions)	2019	2018	2017
Service cost	$28	$38	$42

Other components of net periodic pension and postretirement benefit cost/(income):
Interest cost	131	141	150
Expected return on plan assets	(191)	(223)	(216)
Amortization of actuarial loss/(gain)	10	(3)	25
Amortization of prior service cost/(credit)	7	7	7
Settlement expense	8	7	13
Curtailment (gain)/loss recognized	—	—	7
Special termination benefit recognized	—	—	112
	(35)	(71)	98
Net periodic benefit expense/(income)	$(7)	$(33)	$140

Service cost is included in SG&A in the Consolidated Statements of Operations.

Assumptions
The weighted-average actuarial assumptions used to determine expense were as follows:

	2019	2018	2017
Expected return on plan assets	6.25%	6.50%	6.50%
Discount rate	4.33%	3.98%	4.40%	(1)
Salary increase	2.8%	3.8%	3.9%

(1)	As of January 31, 2017. The Primary Pension Plan was remeasured as of March 31, 2017 using a discount rate of 4.34% and as of October 31, 2017 using a discount rate of 3.94%.

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

Funded Status
As of the end of 2019, the funded status of the Primary Pension Plan was 104%. The Primary Benefit Obligation (PBO) is the present value of benefits earned to date by plan participants, including the effect of assumed future salary increases. Under the Employee Retirement Income Security Act of 1974 (ERISA), the funded status of the plan exceeded 100% as of December 31, 2019 and 2018, the qualified pension plan’s year end.

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the Primary Pension Plan and supplemental pension plans:

	Primary Pension Plan				Supplemental Plans
($ in millions)	2019		2018		2019		2018
Change in PBO
Beginning balance	$3,016		$3,467		$146		$182
Service cost	28		37		—		1
Interest cost	125		133		6		8
Settlements	(153)		(174)		—		—
Actuarial loss/(gain)	478		(289)		14		(12)
Benefits (paid)	(147)		(158)		(30)		(33)
Balance at measurement date	$3,347		$3,016		$136		$146

Change in fair value of plan assets
Beginning balance	$3,163		$3,528		$—		$—
Company contributions	—		—		30		33
Actual return on assets (1)	604		(33)		—		—
Settlements	(153)		(174)		—		—
Benefits (paid)	(147)		(158)		(30)		(33)
Balance at measurement date	$3,467		$3,163		$—		$—
Funded status of the plan	$120	(2)	$147	(2)	$(136)	(3)	$(146)	(3)

(1)	Includes plan administrative expenses.

(2)	$120 million in 2019 and $147 million in 2018 were included in Prepaid pension in the Consolidated Balance Sheets.

(3)
$27 million in 2019 and $30 million in 2018 were included in Other accounts payable and accrued expenses on the Consolidated Balance Sheets, and the remaining amounts were included in Other liabilities.

In 2019, the funded status of the Primary Pension Plan decreased by $27 million primarily due to lower interest rates. The actual one-year return on pension plan assets at the measurement date was 20.3% in 2019, bringing the annualized return since inception of the plan to 9.0%.

The following pre-tax amounts were recognized in Accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets as of the end of 2019 and 2018:

	Primary Pension Plan			Supplemental Plans
($ in millions)	2019		2018	2019	2018
Net actuarial loss/(gain)	$184		$129	$12	$9
Prior service cost/(credit)	23		30	(2)	(3)
Total	$207	(1)	$159	$10	$6

(1)	In 2020, approximately $6 million for the Primary Pension Plan is expected to be amortized from Accumulated other comprehensive income/(loss) and into the Consolidated Statement of Operations.

Assumptions to Determine Obligations
The weighted-average actuarial assumptions used to determine benefit obligations for each of the years below were as follows:

	2019	2018	2017
Discount rate	3.08%	4.33%	3.98%
Salary progression rate	2.7%	2.8%	3.8%

Accumulated Benefit Obligation (ABO)
The ABO is the present value of benefits earned to date, assuming no future salary growth. The ABO for our Primary Pension Plan was $3.2 billion as of the end of 2019 and $2.9 billion as of the end of 2018. At the end of 2019, plan assets of $3.467 billion for the Primary Pension Plan were above the ABO. The ABO for our unfunded supplemental pension plans was $130 million and $141 million as of the end of 2019 and 2018, respectively.

Primary Pension Plan Asset Allocation
The target allocation ranges for each asset class as of the end of 2019 and the fair value of each asset class as a percent of the total fair value of pension plan assets were as follows:

	2019 Target	Plan Assets
Asset Class	Allocation Ranges	2019	2018
Equity	10% - 25%	17%	18%
Fixed income	60% - 75%	74%	68%
Real estate, cash and other investments	0% - 25%	9%	14%
Total		100%	100%

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

Fair Value of Primary Pension Plan Assets
The tables below provide the fair values of the Primary Pension Plan’s assets as of the end of 2019 and 2018, by major class of asset.

	Investments at Fair Value at February 1, 2020
($ in millions)	Level 1 (1)	Level 2 (1)	Level 3	Total
Assets
Cash	$30	$—	$—	$30
Common collective trusts	—	65	—	65
Cash and cash equivalents total	30	65	—	95
Common collective trusts – international	—	42	—	42
Equity securities – domestic	356	—	—	356
Equity securities – international	154	—	—	154
Equity securities total	510	42	—	552
Common collective trusts	—	325	—	325
Corporate bonds	—	1,833	4	1,837
Swaps	—	630	—	630
Government securities	—	441	—	441
Mortgage backed securities	—	15	—	15
Other fixed income	—	140	6	146
Fixed income total	—	3,384	10	3,394
Public REITs	48	—	—	48
Real estate total	48	—	—	48
Total investment assets at fair value	$588	$3,491	$10	$4,089
Liabilities
Swaps	$—	$(625)	$—	$(625)
Other fixed income	(10)	(10)	—	(20)
Fixed income total	(10)	(635)	—	(645)
Total liabilities at fair value	$(10)	$(635)	$—	$(645)
Accounts payable, net				(223)
Investments at Net Asset Value (NAV) (2)
Private equity				$123
Private real estate				51
Hedge funds				72
Total investments at NAV				$246
Total net assets				$3,467

(1)	There were no significant transfers in or out of level 1 or 2 investments.

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

Common Collective Trusts – Common collective trusts are pools of investments within cash equivalents, equity and fixed income that are benchmarked relative to a comparable index. They are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets. The investments are valued at net asset value (NAV) as fair value and are classified as level 2 of the fair value hierarchy.

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

The following tables set forth a summary of changes in the fair value of the Primary Pension Plan’s level 3 investment assets:

	2019
($ in millions)	Corporate Loans	Corporate Bonds
Balance, beginning of year	$6	$4
Purchases and issuances	—	—
Sales, maturities and settlements	—	—
Balance, end of year	$6	$4

	2018
($ in millions)	Corporate Loans	Corporate Bonds
Balance, beginning of year	$4	$10
Purchases and issuances	3	—
Sales, maturities and settlements	(1)	(6)
Balance, end of year	$6	$4

Contributions
Our policy with respect to funding the Primary Pension Plan is to fund at least the minimum required by ERISA rules, as amended by the Pension Protection Act of 2006, and not more than the maximum amount deductible for tax purposes. Due to our past funding of the pension plan and overall positive growth in plan assets since plan inception, there will not be any required cash contribution for funding of plan assets in 2020 under ERISA.

Our contributions to the unfunded non-qualified supplemental retirement plans are equal to the amount of benefit payments made to retirees throughout the year and for 2020 are anticipated to be approximately $27 million. Benefits are paid in the form of five equal annual installments to participants and no election as to the form of benefit is provided for in the unfunded plans.  The following sets forth our estimated future benefit payments:

($ in millions)	Primary Plan Benefits	Supplemental Plan Benefits
2020	$237	$27
2021	236	22
2022	235	9
2023	229	8
2024	227	8
2025-2029	1,067	38

Other Benefit Plans

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

The expense for these plans was included in SG&A expenses in the Consolidated Statements of Operations, was $43 million in 2019, $43 million in 2018 and $46 million in 2017.

18.  Restructuring and Management Transition

In the first quarter of 2019, the Company finalized plans to close 18 full-line stores and 9 ancillary home and furniture stores, further aligning the Company's brick-and-mortar presence with its omnichannel network, and enabling capital resources to be reallocated to locations and initiatives that offer the greatest long-term value potential. The planned store closures resulted in a $14 million asset impairment charge for store assets with limited future use and a $1 million severance charge for the expected displacement of store associates. During the second half of 2019, impairment charges of $5 million were recorded for the planned closure of 6 stores in 2020.

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
The components of Restructuring and management transition include:

•	Home office and stores -- charges for actions to reduce our store and home office expenses including employee termination benefits, store lease termination and impairment charges;

•	Management transition -- charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and

•	Other -- charges related primarily to costs related to the closure of certain supply chain locations.

The composition of restructuring and management transition charges was as follows:

				Cumulative Amount From Program Inception Through
($ in millions)	2019	2018	2017	2019
Home office and stores	$43	$13	$176	$529
Management transition	5	9	—	269
Other	—	—	8	186
Total	$48	$22	$184	$984

Activity for the restructuring and management transition liability for 2019 and 2018 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Other	Total
February 3, 2018	$34	$—	$7	$41
Charges	16	9	—	25
Cash payments	(34)	(9)	(5)	(48)
February 2, 2019	16	—	2	18
Impact of ASC 842 adoption (Note 3)	(13)	—	(1)	(14)
Charges	19	5	1	25
Cash payments	(16)	(3)	(2)	(21)
February 1, 2020	$6	$2	$—	$8

19.  Real Estate and Other, Net

Real estate and other primarily includes net gains from the sale of facilities and equipment that are no longer used in operations, asset impairments, accruals for certain litigation and other non-operating charges and credits. Prior to 2019, real estate and other also consisted of ongoing income from our real estate subsidiaries. During the first quarter of 2014, we formed a joint venture to develop property adjacent to our home office facility in Plano, Texas (Home Office Land Joint Venture) in which we contributed approximately 220 acres of property. The joint venture was formed to develop the contributed property and our proportional share of the joint venture's activities is recorded in Real estate and other, net. During the third quarter of 2018, we sold our interest to the other partner and are no longer a member of the joint venture.

The composition of real estate and other, net was as follows:

($ in millions)	2019	2018	2017
Net gain from sale of non-operating assets	$(1)	$—	$—
Investment income from Home Office Land Joint Venture	—	(4)	(31)
Net gain from sale of operating assets	(8)	(67)	(119)
Impairments	—	52	—
Other	(6)	—	4
Total expense/(income)	$(15)	$(19)	$(146)

Investment Income from Joint Ventures
In 2018 and 2017, the Company had $4 million and $31 million, respectively, in income related to its proportional share of the net income in the Home Office Land Joint Venture and received aggregate cash distributions of $4 million and $40 million, respectively.

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
20.  Income Taxes

The components of our income tax expense/(benefit) were as follows:

($ in millions)	2019	2018	2017
Current
Federal and foreign	$4	$(5)	$(60)
State and local	6	1	1
Total current	10	(4)	(59)
Deferred
Federal and foreign	(6)	(17)	(63)
State and local	(1)	5	(4)
Total deferred	(7)	(12)	(67)
Total income tax expense/(benefit)	$3	$(16)	$(126)

The following table summarizes a reconciliation of income tax expense/(benefit) compared with the amounts at the U.S. federal statutory income tax rate:

($ in millions)	2019	2018	2017
Federal income tax at statutory rate	$(56)	$(57)	$(82)
State and local income tax, less federal income tax benefit	(12)	(17)	(12)
Increase/(decrease) in valuation allowance	61	47	33
Effect of U.S. tax reform	—	—	(75)
Other, including permanent differences and credits	10	11	10
Total income tax expense/(benefit)	$3	$(16)	$(126)

Our deferred tax assets and liabilities were as follows:

($ in millions)	2019	2018
Assets
Merchandise inventory	$7	$4
Accrued vacation pay	8	8
Gift cards	36	35
Stock-based compensation	18	19
State taxes	1	3
Workers’ compensation/general liability	38	41
Accrued rent	—	27
Litigation exposure	1	2
Interest expense limitation	83	48
Mirror savings plan	7	7
Pension and other retiree obligations	4	1
Operating lease liabilities	299	—
Net operating loss and tax credit carryforwards	710	707
Other	56	52
Total deferred tax assets	1,268	954
Valuation allowance	(869)	(802)
Total net deferred tax assets	399	152
Liabilities
Depreciation and amortization	(193)	(223)
Tax benefit transfers	(26)	(29)
Long-lived intangible assets	(36)	(31)
Operating lease assets	(260)	—
Total deferred tax liabilities	(515)	(283)
Total net deferred tax liabilities	$(116)	$(131)

The Tax Act, enacted in December 2017, significantly changed the U.S. corporate income tax laws. In connection with the enactment, we recorded a net benefit of $75 million during the fourth quarter of 2017, which is primarily due to the revaluation of net deferred tax liabilities based on the new lower corporate income tax rate.

As of February 1, 2020, a valuation allowance of $869 million has been recorded against our deferred tax assets. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our assessment, we concluded that, beginning in the second quarter of 2013, our estimate of the realization of deferred tax assets would be based solely on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring net operating loss (NOL) and tax credit carryforwards.

We are required to allocate a portion of our tax provision between operating losses and Accumulated other comprehensive income/(loss). In 2019, the Company did not benefit any of its operating loss and incurred an actuarial loss in Other comprehensive income/(loss), the tax benefit on which was fully offset by a valuation allowance within Other comprehensive income/(loss).  Accordingly, there is a valuation allowance offsetting the tax benefit attributable to other comprehensive income included in the total valuation allowance of $869 million noted above.

The Company has federal net operating loss (NOL) carryforwards of $2.1 billion and $76 million of federal tax credit carryforwards as of February 1, 2020 that expire in 2032 through 2034. These NOL carryforwards arose prior to December 31, 2017 and are available to offset future taxable income. The Company may recognize additional NOLs in the future which, under the Tax Act, would not expire but would only be available to offset up to 80% of the Company’s future taxable income.

The Company has $341 million of federal unused interest deductions that do not expire but can be used in the future only to the extent the Company has interest limitation (explained below) in excess of its interest expense. Additionally, the Company has state NOLs that are subject to various limitations and expiration dates beginning in 2020 through 2040 and are offset fully by valuation allowances.

The NOL and credit carryforwards have a potential to be used to offset future taxable income and reduce future cash tax liabilities by approximately $710 million. The Company’s ability to utilize these carryforwards will depend upon the availability of future taxable income during the carryforward period and, as such, there is no assurance the Company will be able to realize such tax savings.

Interest Limitation: The Tax Act limits the Company’s interest deduction to 30% of tax earnings before interest, tax, depreciation and amortization beginning in 2018 through 2021. Thereafter, the interest deduction is limited to 30% of tax earnings before interest and taxes. Any disallowed interest in a year becomes a separate deferred tax asset with an indefinite carryforward period that can be utilized by the Company in a future tax year by an amount equal to its interest limitation in excess of its interest expense for that year. In 2019, the Company had net interest expense of $119 million disallowed which became a $35 million deferred tax asset on which a full valuation allowance was recorded.
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

As discussed in Note 14, on January 27, 2014, the Board adopted the Amended Rights Agreement to help prevent acquisitions of the Company’s common stock that could result in an ownership change under Section 382 which helps preserve the Company’s ability to use its NOL and tax credit carryforwards. The Amended Rights Agreement was ratified by the shareholder vote on May 16, 2014. On May 19, 2017, stockholders approved the extension of the term of the agreement to January 26, 2020. On January 24, 2020, the term of the Amended Rights Agreement was extended to January 25, 2023. The Company expects to submit the extension of the Amended Rights Agreement to stockholders for approval at its 2020 annual meeting of stockholders. If stockholders do not approve the extension of the Amended Rights Agreement, the Amended Rights Agreement will terminate.

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

A reconciliation of unrecognized tax benefits is as follows:

($ in millions)	2019	2018	2017
Beginning balance	$35	$35	$79
Additions for tax positions of prior years	2	3	4
Reductions for tax positions of prior years	—	(1)	(45)
Settlements and effective settlements with tax authorities	(1)	(2)	(3)
Balance at end of year	$36	$35	$35

Unrecognized tax benefits included in our Consolidated Balance Sheets were as follows:

($ in millions)	2019	2018
Deferred taxes (noncurrent liability)	$35	$32
Accounts payable and accrued expenses (Note 8)	—	2
Other liabilities (Note 9)	1	1
Total	$36	$35

As of the end of 2019, 2018 and 2017, the unrecognized tax benefits balance included $33 million, that, if recognized, would be a benefit in the income tax provision after giving consideration to the offsetting effect of $7 million, $7 million and $7 million, respectively, related to the federal tax deduction of state taxes. The remaining amounts reflect tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing. Accrued interest and penalties related to unrecognized tax benefits included in income tax expense as of the end of 2019, 2018 and 2017 were $2 million, $1 million and $1 million, respectively.

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
21.  Supplemental  Cash Flow Information

($ in millions)	2019	2018	2017
Supplemental cash flow information
Income taxes received/(paid), net	$(9)	$(8)	$(9)
Interest received/(paid), net	(279)	(293)	(302)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	(27)	(15)	25
Purchase of property and equipment and software through a financing obligation	(1)	—	—
Remeasurement of leased assets and lease obligations	94	—	—

22.  Litigation and Other Contingencies

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
Contingencies
As of February 1, 2020, we have an estimated accrual of $19 million related to potential environmental liabilities that is recorded in Other liabilities in the Consolidated Balance Sheet. This estimate covered potential liabilities primarily related to underground storage tanks and remediation of environmental conditions involving our former drugstore locations. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our results of operations, financial position, liquidity or capital resources.

23.  Subsequent Event

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the U.S. economy. The Company has announced that all stores will close through April 1, 2020. As a result of these developments, the Company expects a material adverse impact on its sales, results of operations and cash flows. This situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. While the disruption is currently expected to be temporary, there is uncertainty around the duration. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity or capital resources cannot be reasonably estimated at this time.

On March 16 and March 19, 2020, the Company borrowed $800 million and $450 million, respectively, from the Revolving Facility (see Note 12) as a precautionary measure to increase its cash position and preserve financial flexibility considering uncertainty in the U.S. and global markets resulting from COVID-19. Borrowings under the Revolving Facility will bear interest, at the Company’s option, at a base rate or LIBOR, plus an applicable interest rate margin varying depending on the Company’s utilization of the Revolving Facility. The current rates on the borrowings will range from 2.75% to 4.0%. The proceeds from the Revolving Facility draw may be used for working capital needs or general corporate purposes.

24.  Quarterly Results of Operations (Unaudited)

The following is a summary of our quarterly unaudited consolidated results of operations for 2019 and 2018:

2019
($ in millions, except EPS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total net sales	$2,439	$2,509	$2,384	$3,384
Credit income and other	116	110	116	109
Total revenues	2,555	2,619	2,500	3,493
Cost of goods sold (exclusive of depreciation and amortization)	1,630	1,585	1,541	2,257
SG&A expenses	856	870	854	1,005
Restructuring and management transition (1)	20	7	9	12
Net income/(loss)	(154)	(48)	(93)	27
Diluted earnings/(loss) per share (2)	$(0.48)	$(0.15)	$(0.29)	$0.08
2018
($ in millions, except EPS)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total net sales	$2,584	$2,762	$2,653	$3,665
Credit income and other	87	67	80	121
Total revenues	2,671	2,829	2,733	3,786
Cost of goods sold (exclusive of depreciation and amortization)	1,712	1,831	1,808	2,519
SG&A expenses	826	880	883	1,007
Restructuring and management transition (3)	7	2	11	2
Net income/(loss)	(78)	(101)	(151)	75
Diluted earnings/(loss) per share (2)	$(0.25)	$(0.32)	$(0.48)	$0.24

(1)	Restructuring and management transition charges (Note 18) by quarter for 2019 consisted of the following:

($ in million)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Home office and stores	$19	$4	$8	$12
Management transition	1	3	1	—
Total	$20	$7	$9	$12

(2)	EPS is computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(3)	Restructuring and management transition charges (Note 18) by quarter for 2018 consisted of the following:

($ in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Home office and stores	$7	$2	$2	$2
Management transition	—	—	9	—
Total	$7	$2	$11	$2