Form 10-Q
period 2020-05-02
J C PENNEY CO INC
filed 2020-07-21
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-15274

J. C. PENNEY COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware			26-0037077
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

6501 Legacy Drive	Plano	Texas	75024 - 3698
(Address of principal executive offices)			(Zip Code)
(972) 431-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered *
Common Stock of 50 cents par value	*	NYSE
Preferred Stock Purchase Rights	*	NYSE
* On May 20, 2020, NYSE Regulation, Inc. filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist J. C. Penney Company, Inc.’s common stock (the “common stock”) from the New York Stock Exchange. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be effective 90 days, or such shorter period as the SEC may determine, after filing of the Form 25. Upon deregistration of the common stock under Section 12(b) of the Exchange Act, the common stock will remain registered under Section 12(g) of the Exchange Act.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 322,382,095 shares of Common Stock of 50 cents par value, as of July 17, 2020.

EXPLANATORY NOTE
J. C. Penney Company, Inc. is filing this quarterly report on Form 10-Q after the June 11, 2020 (the “Original Due Date”) deadline applicable to it for the filing of a Form 10-Q for the quarter ended May 2, 2020 (the “Quarterly Report”) in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the "Order").

On June 10, 2020, J. C. Penney Company, Inc. filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with its statements made in the Current Report on Form 8-K, J. C. Penney Company, Inc. was unable to file the Quarterly Report by the Original Due Date, and therefore relied on the Order. The Quarterly Report is hereby filed before the extended due date permitted under the Order, i.e., 45 days after the Original Due Date, or July 27, 2020.

J. C. PENNEY COMPANY, INC.
FORM 10-Q
For the Quarterly Period Ended May 2, 2020

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In millions)	May 2, 2020	May 4, 2019
Total net sales	$1,082	$2,439
Credit income and other	114	116
Total revenues	1,196	2,555

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	813	1,630
Selling, general and administrative (SG&A)	572	856
Depreciation and amortization	135	147
Real estate and other, net	(2)	(5)
Restructuring and management transition	155	20
Total costs and expenses	1,673	2,648
Operating income/(loss)	(477)	(93)
Other components of net periodic pension cost/(income)	(23)	(13)
Net interest expense	75	73
Loss due to discontinuance of hedge accounting	77	—
Income/(loss) before income taxes	(606)	(153)
Income tax expense/(benefit)	(60)	1
Net income/(loss)	$(546)	$(154)
Earnings/(loss) per share:
Basic	$(1.69)	$(0.48)
Diluted	$(1.69)	$(0.48)
Weighted average shares – basic	323.7	317.7
Weighted average shares – diluted	323.7	317.7
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended
(In millions)	May 2, 2020	May 4, 2019
Net income/(loss)	$(546)	$(154)
Other comprehensive income/(loss), net of tax:
Currency translations (1)	(1)	—
Cash flow hedges (2)	—	(13)
Amortization of pension prior service (credit)/cost (3)	1	2
Total other comprehensive income/(loss), net of tax	—	(11)
Total comprehensive income/(loss), net of tax	$(546)	$(165)

(1)Net of $0 million of tax in the three months ended May 2, 2020..
(2)Net of $0 million in tax in the three months ended May 4, 2019. Pre-tax amount of $(2) million for the three months ended May 4, 2019, was recognized in Net interest expense in the unaudited Interim Consolidated Statements of Operations.
(3)Net of $0 million of tax in each of the three months ended May 2, 2020, and May 4, 2019. Pre-tax amounts of $1 million and $2 million in the three months ended May 2, 2020, and May 4, 2019, respectively, were recognized in Other components of net periodic pension cost/(income) in the unaudited Interim Consolidated Statements of Operations.

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	May 2, 2020	May 4, 2019	February 1, 2020
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$62	$160	$108
Cash short-term investments	636	11	278
Cash and cash equivalents	698	171	386
Merchandise inventory	2,221	2,477	2,166
Prepaid expenses and other	272	287	174
Total current assets	3,191	2,935	2,726
Property and equipment (net of accumulated depreciation of $3,639, $3,339 and $3,095)	3,344	3,669	3,488
Operating lease assets	934	917	998
Prepaid pension	138	156	120
Other assets	616	665	657
Total Assets	$8,223	$8,342	$7,989
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$579	$842	$786
Other accounts payable and accrued expenses	829	925	931
Current operating lease liabilities	84	84	67
Current portion of finance leases and note payable	—	2	1
Current portion of long-term debt	4,884	92	147
Total current liabilities	6,376	1,945	1,932
Noncurrent operating lease liabilities	1,086	1,082	1,108
Long-term debt	—	3,826	3,574
Deferred taxes	48	119	116
Other liabilities	365	336	430
Total Liabilities	7,875	7,308	7,160
Stockholders’ Equity
Common stock (1)	161	158	160
Additional paid-in capital	4,725	4,715	4,723
Reinvested earnings/(accumulated deficit)	(4,215)	(3,553)	(3,667)
Accumulated other comprehensive income/(loss)	(323)	(286)	(387)
Total Stockholders’ Equity	348	1,034	829
Total Liabilities and Stockholders’ Equity	$8,223	$8,342	$7,989

(1)1.25 billion shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 321.9 million, 316.8 million and 320.5 million as of May 2, 2020, May 4, 2019, and February 1, 2020, respectively.
See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
February 1, 2020	320.5	$160	$4,723	$(3,667)	$(387)	$829
Net income/(loss)	—	—	—	(546)	—	(546)
Discontinuance of hedge accounting		—	—	—	64	64
Stock-based compensation and other	1.4	1	2	(2)	—	1
May 2, 2020	321.9	$161	$4,725	$(4,215)	$(323)	$348

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
February 2, 2019	316.1	$158	$4,713	$(3,373)	$(328)	$1,170
ASC 842 (Leases) and ASU 2018-02 (Stranded Taxes) adoption (1)	—	—	—	(26)	53	27
Net income/(loss)	—	—	—	(154)	—	(154)
Other comprehensive income/(loss)	—	—	—	—	(11)	(11)
Stock-based compensation and other	0.7	—	2	—	—	2
May 4, 2019	316.8	$158	$4,715	$(3,553)	$(286)	$1,034
(1)Represents the cumulative-effect adjustments

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
($ in millions)	May 2, 2020	May 4, 2019
Cash flows from operating activities
Net income/(loss)	$(546)	$(154)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	139	15
Net gain on sale of operating assets	—	(4)
Discontinuance of hedge accounting	77	—
Depreciation and amortization	135	147
Benefit plans	(22)	(14)
Stock-based compensation	2	2
Deferred taxes	(60)	(3)
Change in cash from:
Inventory	(55)	(40)
Prepaid expenses and other	(98)	(98)
Merchandise accounts payable	(207)	(5)
Income taxes	(1)	3
Accrued expenses and other	(178)	(54)
Net cash provided by/(used in) operating activities	(814)	(205)
Cash flows from investing activities
Capital expenditures	(33)	(71)
Net proceeds from sale of operating assets	—	8
Net cash provided by/(used in) investing activities	(33)	(63)
Cash flows from financing activities
Proceeds from borrowings under the credit facility	1,950	408
Payments of borrowings under the credit facility	(771)	(290)
Payments of finance leases and note payable	(1)	(1)
Payments of long-term debt	(19)	(11)
Net cash provided by/(used in) financing activities	1,159	106
Net increase/(decrease) in cash and cash equivalents	312	(162)
Cash and cash equivalents at beginning of period	386	333
Cash and cash equivalents at end of period	$698	$171

Supplemental cash flow information
Income taxes received/(paid), net	$—	$(2)
Interest received/(paid), net	(76)	(91)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	1	(18)
Remeasurement of leased assets and lease obligations	5	28

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
These unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying unaudited Interim Consolidated Financial Statements, in our opinion, include all material adjustments necessary for a fair presentation and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (2019 Form 10-K). We follow the same accounting policies to prepare quarterly financial statements as are followed in preparing annual financial statements. A description of such significant accounting policies is included in the 2019 Form 10-K. The February 1, 2020, financial information was derived from the audited Consolidated Financial Statements, with related footnotes, included in the 2019 Form 10-K. Because of the seasonal nature of the retail business, operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The Company considered the COVID-19 pandemic (see Note 2) and the Chapter 11 Cases (see below under "Voluntary Petition for Reorganization") related impacts to its estimates, as appropriate, within its unaudited Interim Consolidated Financial Statements and there may be changes to those estimates in future periods. The Company believes that the accounting estimates are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic and the Chapter 11 Cases. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended May 2, 2020” and “first quarter of 2020” refer to the 13-week period ended May 2, 2020, and “three months ended May 4, 2019” and “first quarter of 2019” refer to the 13-week period ended May 4, 2019.
Basis of Consolidation
All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation.

Voluntary Petition for Reorganization

As discussed further in Note 14, on May 15, 2020 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”) commenced voluntary cases (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The commencement of the Chapter 11 Cases constitutes an event of default or termination event under all debt agreements of the Company. Accordingly, the Company has classified all of its outstanding debt as a current liability on its unaudited Interim Consolidated Balance Sheets as of May 2, 2020.

Pursuant to Section 362 of the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors' property. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors' Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors' bankruptcy estates, unless and until the Court modifies or lifts the automatic stay as to any such claim.

Additionally, as the Chapter 11 Cases commenced on May 15, 2020, during the Company's second quarter, the current financial statements have not been prepared on the basis of ASC Subtopic 852-10, Reorganizations.

Ability to Continue as a Going Concern

The unaudited Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, we may sell, or otherwise dispose of or liquidate, assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying unaudited Interim Consolidated Financial Statements. Further, a Chapter 11 plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported in our unaudited Interim Consolidated Balance Sheet as of May 2, 2020. In addition, the COVID-19 pandemic has, and continues to have, a material impact on the Company’s business operations, financial position, liquidity, capital resources and results of operations (see Note 2). The risks and uncertainties surrounding the Chapter 11 Cases, the defaults under our debt agreements (see Note 8), and our financial condition, raise substantial doubt as to the Company’s ability to continue as a going concern. Our future plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed or approved by the Bankruptcy Court, and therefore cannot be deemed probable of mitigating this substantial doubt within 12 months of the date of issuance of these financial statements. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

2.  Global COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The COVID-19 pandemic has significantly impacted the economic conditions in the U.S. and globally. The Company announced the temporary closing of all stores effective March 19, 2020, along with most of its supply chain facilities; however, we continued to operate jcp.com and fulfill orders via three eCommerce fulfillment centers.

In response to the COVID-19 pandemic, the Company has taken many additional measures to mitigate the COVID-19 pandemic’s financial impact and increase financial flexibility, including, but not limited to:

•Borrowed $1.25 billion from the 2017 Credit Facility;
•Furloughed substantially all store associates and substantial numbers of distribution and home office associates;
•Suspended all new hiring except for eCommerce fulfillment centers;
•Suspended all 2020 merit pay increases and 2020 incentive cash bonus programs;
•Suspended capital spending;
•Extended payment terms with merchandise and non-merchandise suppliers for up to 60 days; and,
•Suspended non-essential discretionary SG&A spending.

The COVID-19 pandemic has, and continues to have, a material impact on the Company’s business operations, financial position, liquidity, capital resources and results of operations, including the Company’s filing of the Chapter 11 Cases on May 15, 2020 (see Notes 1 and 14). Because it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, or the outcome of the Chapter 11 Cases, current financial information may not be indicative of future operating results.

In late April 2020, the Company began re-opening stores with limited operating hours. The Company re-opened 11 stores in fiscal April, 464 stores in fiscal May and 366 stores in fiscal June. All open stores and facilities have implemented enhanced safety procedures and enhanced cleaning protocols to protect the health of our customers and associates. In June, the Company announced that it would be permanently closing up to 167 stores, of which 152 stores have currently been identified for closure in 2020. The Company has commenced closing sales in the majority of these locations and expects all 152 stores to close by the end of September 2020.

3. Effect of New Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020, through December 31, 2022, and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. We do not anticipate a material impact from the adoption of this new standard.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. This standard will be effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020; however, early adoption is permitted. We have adopted this new standard beginning February 2, 2020, and the adoption did not have a material impact on the unaudited Interim Consolidated Financial Statements.
4. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended
(In millions, except per share data)	May 2, 2020	May 4, 2019
Earnings/(loss)
Net income/(loss)	$(546)	$(154)
Shares
Weighted average common shares outstanding (basic shares)	323.7	317.7
Adjustment for assumed dilution:
Stock options and restricted stock awards	—	—
Weighted average shares assuming dilution (diluted shares)	323.7	317.7
EPS
Basic	$(1.69)	$(0.48)
Diluted	$(1.69)	$(0.48)
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended
(Shares in millions)	May 2, 2020	May 4, 2019
Stock options and restricted stock awards	20.1	22.5

5. Revenue

Our contracts with customers primarily consist of sales of merchandise and services at the point of sale, sales of gift cards to a customer for a future purchase, customer loyalty rewards that provide discount rewards to customers based on purchase activity, and certain licensing and profit-sharing arrangements involving the use of our intellectual property by others.
Revenue includes Total net sales and Credit income and other. Net sales are categorized by merchandise and service sale groupings as we believe it best depicts the nature, amount, timing and uncertainty of revenue and cash flow.

The following table provides the components of Net sales for the three months ended May 2, 2020 and May 4, 2019:

	Three Months Ended
($ in millions)	May 2, 2020		May 4, 2019
Women’s apparel	$216	20%	$515	21%
Men’s apparel and accessories	213	19%	478	20%
Women’s accessories, including Sephora	170	16%	377	15%
Home	145	13%	305	13%
Footwear and handbags	117	11%	256	10%
Kid’s, including toys	85	8%	200	8%
Jewelry	75	7%	138	6%
Services and other	61	6%	170	7%
Total net sales	$1,082	100%	$2,439	100%
Credit income and other encompasses the revenue earned from the agreement with Synchrony Financial (Synchrony) associated with our private label credit card and co-branded MasterCard® programs.
The Company has contract liabilities associated with the sales of gift cards and our customer loyalty program. These liabilities include consideration received for gift card and loyalty related performance obligations which have not been satisfied as of a given date. The liabilities are included in Other accounts payable and accrued expenses in the unaudited Interim Consolidated Balance Sheets and were as follows:

(in millions)	May 2, 2020	May 4, 2019	February 1, 2020
Gift cards	$123	$121	$136
Loyalty rewards	60	61	58
Total contract liability	$183	$182	$194

A rollforward of the amounts included in contract liability for the first three months of 2020 and 2019 are as follows:

(in millions)	2020	2019
Beginning balance	$194	$200
Current period gift cards sold and loyalty reward points earned	37	78
Net sales from amounts included in contract liability opening balances	(23)	(36)
Net sales from current period usage	(25)	(60)
Ending balance	$183	$182

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

When we use derivative financial instruments for the purpose of hedging our exposure to interest rates, the contract terms of a hedged instrument closely mirror those of the hedged item, providing a high degree of risk reduction and correlation. Contracts that are effective at meeting the risk reduction and correlation criteria are recorded using hedge accounting. If a derivative instrument is a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or be recognized in Accumulated other comprehensive income/(loss) (AOCI) until the hedged item is recognized in earnings. The ineffective portion of an instrument’s change in fair value will be immediately recognized in earnings during the period. Instruments that do not meet the criteria for hedge accounting, or contracts for which we have not elected to apply hedge accounting, are valued at fair value with unrealized gains or losses reported in earnings during the period of change.

We are party to interest rate swap agreements dated May 7, 2015, with notional amounts totaling $1,250 million to fix a portion of our variable LIBOR-based interest payments. The interest rate swap agreements have a weighted-average fixed rate of 2.04%, matured on May 7, 2020, and were designated as cash flow hedges at the inception of the contracts. On September 4, 2018, we entered into additional forward interest rate swap agreements with notional amounts totaling $750 million to fix a portion of our variable LIBOR-based interest payments. The forward interest rate swap agreements have a weighted-average fixed rate of 3.135%, have an effective date from May 7, 2020, to May 7, 2025, and were designated as cash flow hedges at the inception of the contracts.

The fair value of our interest rate swaps (see Note 7) are recorded in the unaudited Interim Consolidated Balance Sheets as an asset or a liability based upon its change in fair values from its effective date. For swaps designated as cash flow hedges, the effective portion of the interest rate swaps' changes in fair values is reported in AOCI (see Note 9), and the ineffective portion is reported in net income/(loss). Amounts in AOCI are reclassified into net income/(loss) when the related interest payments affect earnings.

Quarterly, the Company evaluates the effectiveness of each hedging relationship. To continue to qualify for hedge accounting, the hedging instrument must continue to be highly effective and, for cash flow hedges, the forecasted transactions must continue to be probable of occurring. The Company's commencement of the Chapter 11 Cases (see Note 14) was deemed to be more likely than not as of May 2, 2020, the end of the Company’s fiscal quarter. Accordingly, the Company determined that it was probable that the forecasted transactions will not occur and, therefore, the hedges were no longer effective. As a result, during the first quarter of 2020, the Company recorded a charge of $77 million for discontinuance of hedge accounting, which included $58 million reclassified from AOCI.

On May 7, 2020, the Company did not make a scheduled interest payment on the aforementioned swap agreements and the agreements were cancelled.

Information regarding the gross amounts of our derivative instruments in the unaudited Interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	May 2, 2020 (1)	May 4, 2019 (1)	February 1, 2020 (1)	Balance Sheet Location	May 2, 2020 (1)	May 4, 2019 (1)	February 1, 2020 (1)

Interest rate swaps	Prepaid expenses and other	$—	$1	$—	Other accounts payable and accrued expenses	$77	$—	$—
Interest rate swaps	Other assets	—	6	—	Other liabilities	—	25	58
Total derivatives		$—	$7	$—		$77	$25	$58
(1) Derivatives as of May 2, 2020, were not designated as hedging instruments; derivatives as of May 4, 2019, and February 1, 2020, were designated as hedging instruments.

7. Fair Value Disclosures
In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value, as follows:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Significant observable inputs other than quoted prices in active markets for similar assets and liabilities, such as quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 — Significant unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.

Interest Rate Swaps Measured on a Recurring Basis
The fair value of our interest rate swap agreements is valued in the market using discounted cash flow techniques, which use quoted market interest rates in discounted cash flow calculations that consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

Other Non-Financial Assets Measured on a Non-Recurring Basis
As further discussed in Note 11, in the first quarter of 2020, long-lived assets held and used with a carrying value of $162 million were written down to their fair value of $113 million, and right-of-use lease assets with a carrying value of $140 million were written down to a fair value of $92 million, resulting in asset impairment charges of $49 million and $48 million, respectively, totaling $97 million. The fair value was determined based on a discounted cash flow approach. The significant inputs and assumptions used in the discounted cash flow approach included estimated market rentals for the related leases and a real estate based discount rate and are classified as Level 3 in the fair value measurement hierarchy.

Also as a result of the Company’s plans to reduce its store footprint during bankruptcy, indefinite-lived intangible assets with a carrying value of $275 million were written down to their fair value of $233 million, resulting in an asset impairment of $42 million in first quarter 2020. We evaluated the recoverability of our indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible assets. Key assumptions in determining relief from royalty include, among other things, discount rates, royalty rates, growth rates, sales projections and terminal value rates. The Company applied a weighted-average approach, which considered multiple scenarios with varying sales projections to estimate fair value. The fair value determined utilizing the relief from royalty method and the significant inputs related to valuing the intangible assets are classified as Level 3 in the fair value measurement hierarchy.

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

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	May 2, 2020		May 4, 2019		February 1, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs, finance leases and note payable	$4,918	$2,151	$3,963	$2,833	$3,758	$2,464
The fair value of total debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of May 2, 2020, May 4, 2019, and February 1, 2020, the fair values of cash and cash equivalents and accounts payable approximated their carrying values due to the short-term nature of these instruments.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.

8. Debt

($ in millions)	May 2, 2020	May 4, 2019	February 1, 2020
Issue:
8.125% Senior Notes Due 2019	$—	$50	$—
5.65% Senior Notes Due 2020 (1)	105	110	105
2017 Credit Facility (Matures in 2022)	1,179	118	—
2016 Term Loan Facility (Matures in 2023)	1,521	1,572	1,540
5.875% Senior Secured Notes Due 2023 (1)	500	500	500
7.125% Debentures Due 2023	10	10	10
8.625% Senior Secured Second Priority Notes Due 2025 (1)	400	400	400
6.9% Notes Due 2026	2	2	2
6.375% Senior Notes Due 2036 (1)	388	388	388
7.4% Debentures Due 2037	313	313	313
7.625% Notes Due 2097	500	500	500
Total debt	4,918	3,963	3,758
Unamortized debt issuance costs	(34)	(45)	(37)
Less: current portion	(4,884)	(92)	(147)
Total long-term debt	$—	$3,826	$3,574

(1)These debt issuances contain a change of control provision that would obligate us, at the holders’ option, to repurchase the debt at a price of 101%.

On March 16 and March 19, 2020, the Company borrowed $800 million and $450 million, respectively, from the senior secured asset-based revolving credit facility (the 2017 Credit Facility). Borrowings under the 2017 Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, plus an applicable interest rate margin varying depending on the Company’s utilization of the 2017 Credit Facility. The rates on the borrowings as of May 2, 2020, range from 2.75% to 4.25%. The proceeds from the 2017 Credit Facility may be used for working capital needs or general corporate purposes.
As of May 2, 2020, there were $1,179 million in outstanding borrowings under the 2017 Credit Facility. Following the commencement of the Chapter 11 Cases, we do not have access to a revolving credit facility.

The commencement of the Chapter 11 Cases constitutes an event of default or termination event under all debt agreements of the Company. As a result, the Company has classified all of its outstanding debt as a current liability as of May 2, 2020.
Any efforts to enforce payment obligations related to the Company’s outstanding debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. See Note 14 for more information on the Chapter 11 Cases.

In April 2020, the Company did not make its scheduled payment of interest related to the 6.375% Senior Secured Notes Due 2036 and did not cure that default prior to commencement of the Chapter 11 Cases. During the period of the Chapter 11 Cases, the Company will make adequate protection payments, consisting of interest and fees, in respect of the obligations under the outstanding Senior Secured Notes Due 2023, the 2017 Credit Facility, and the 2016 Term Loan Facility. All other interest payments on pre-petition outstanding debt have been suspended.

For further information on the Company's debt structure in conjunction with the Chapter 11 Cases, see Note 14.

9. Accumulated Other Comprehensive Income/(Loss)

The following tables show the changes in accumulated other comprehensive income/(loss) balances for the three months ended May 2, 2020, and May 4, 2019:

(In millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 1, 2020	$(310)	$(12)	$(1)	$(64)	$(387)
Discontinuance of hedge accounting (1)	—	—	—	64	64
Amounts reclassified from accumulated other comprehensive income	—	1	(1)	—	—
May 2, 2020	$(310)	$(11)	$(2)	$—	$(323)
(1) Includes a $58 million charge reclassified to earnings and included in Discontinuance of hedge accounting and a $6 million charge reclassified to Income tax expense.

(In millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 2, 2019	$(290)	$(22)	$(1)	$(15)	$(328)
ASU 2018-02 (Stranded Taxes) adoption	46	3	—	4	53
Other comprehensive income/(loss) before reclassifications	—	—	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income	—	2	—	(2)	—
May 4, 2019	$(244)	$(17)	$(1)	$(24)	$(286)

10. Retirement Benefit Plans
The components of net periodic pension expense/(income) for our non-contributory qualified defined benefit pension plan and supplemental pension plans were as follows:

	Three Months Ended
($ in millions)	May 2, 2020	May 4, 2019
Service cost	$8	$7

Other components of net periodic pension cost/(income):
Interest cost	26	33
Expected return on plan assets	(50)	(48)
Amortization of prior service cost/(credit)	1	2
	(23)	(13)
Net periodic pension expense/(income)	$(15)	$(6)

Service cost is included in SG&A in the unaudited Interim Consolidated Statements of Operations.

Primary Pension Plan Lump-Sum Payment Offer and VERP
In April 2020, the Company initiated a Voluntary Early Retirement Program (VERP) for approximately 4,500 eligible associates. Eligibility for the VERP included home office, stores and supply chain personnel who met certain criteria related to age and years of service as of October 23, 2019. Approximately 2,500 eligible associates elected to accept the VERP during the consideration period, which ended on May 29, 2020. Charges related to the VERP and the impact of the VERP on the Primary Pension Plan liabilities and Net periodic pension expense/(income) will be evaluated during the second quarter of 2020.

11. Restructuring and Management Transition

As of May 2, 2020, in connection with the anticipated commencement of the Chapter 11 Cases (see Note 14), the Company identified certain leased stores it considered more likely than not would be permanently closed significantly before the end of their respective estimated useful lives. Consequently, the potential closing of these stores was considered an indicator of impairment. In accordance with ASC 360, long-lived assets, including right-of-use lease assets, with indicators of impairment, are evaluated for recoverability. Assets that are not determined to be recoverable are assessed for impairment based on their current fair values. As a result of this evaluation, the Company recorded impairment charges of $97 million during the first quarter of 2020, consisting of $49 million related to long-lived assets and $48 million related to right-of-use lease assets.

Similarly, the Company determined that the combination of the macro economic impact of the COVID-19 pandemic, the contemplation of bankruptcy, and the expectations of permanent store closures represented an indicator of impairment related to the Company’s indefinite-lived intangible assets primarily associated with the Liz Claiborne family of trademarks and related intellectual property. As a result, the Company recorded an impairment of the intangible assets of $42 million during the first quarter of 2020.

In the first quarter of 2020, the Company also incurred expenses related to reorganization advisory fees in the amount of $16 million.

In the first quarter of 2019, the Company finalized plans to close 18 full-line stores and 9 ancillary home and furniture stores, further aligning the Company's brick-and-mortar presence with its omnichannel network and enabling capital resources to be reallocated to locations and initiatives that offer the greatest long-term value potential. The planned store closures resulted in a $14 million asset impairment charge for store assets with limited future use and a $1 million severance charge for the expected displacement of store associates.
The components of Restructuring and management transition include:
•Home office and stores — charges for actions to reduce our store and home office expenses including impairments, employee termination benefits, store lease terminations and other restructuring/reorganization advisory costs;
•Management transition — charges related to implementing changes within our management leadership team for both incoming and outgoing members of management; and
•Other — charges related primarily to costs related to the closure of certain supply chain locations.

The composition of Restructuring and management transition charges was as follows:
	Three Months Ended		Cumulative Amount From Program Inception Through May 2, 2020
($ in millions)	May 2, 2020	May 4, 2019
Home office and stores	$155	$19	$684
Management transition	—	1	269
Other	—	—	186
Total	$155	$20	$1,139

Activity for the Restructuring and management transition liability for the three months ended May 2, 2020 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Total
February 1, 2020	$6	$2	$8
Charges	16	—	16
Cash payments	(13)	(1)	(14)
May 2, 2020	$9	$1	$10
12. Income Taxes

On March 27, 2020, the U.S. federal government passed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act contains many tax provisions including, but not limited to, accelerated alternative minimum tax ("AMT") refunds, payroll tax payment deferrals, employee retention credits, enhanced net operating loss ("NOL") carryback rules and an increase to the interest deduction limitation. The Company has considered the income tax provisions of the CARES Act in the tax benefit calculation for the three months ended May 2, 2020. The Company continues to monitor and analyze the CARES Act along with global legislation issued in response to the COVID-19 pandemic.

The net tax benefit of $60 million for the three months ended May 2, 2020, consisted of federal, state and foreign tax benefit of $2 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, net tax benefit of $3 million resulting from state audit settlements and a $56 million benefit from the release of valuation allowance, primarily due to the generation of post-tax reform NOLs that do not expire.
As of May 2, 2020, we have approximately $2.5 billion of NOLs available for U.S. federal income tax purposes, which largely expire in 2032 through 2034, though about $350 million of the NOLs do not expire; $316 million of federal unused interest deductions that do not expire; and $76 million of tax credit carryforwards that expire at various dates through 2039. Additionally, we have state NOLs that are subject to various limitations and expiration dates beginning in 2020 through 2041 and are offset fully by valuation allowances. A valuation allowance of $683 million fully offsets the federal deferred tax assets resulting from the NOLs, unused interest deductions and tax credit carryforwards that expire at various dates through 2039. A valuation allowance of $259 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2041. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the three months ended May 2, 2020, the valuation allowance net increase of $73 million consisted of net deferred tax assets created in the quarter primarily due to the increase in NOL carryforwards. Our ability to use our NOLs may become subject to limitation or may be reduced or eliminated in connection with the Chapter 11 Cases.
13. Litigation and Other Contingencies
Litigation

Chapter 11 Proceedings

On May 15, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code. The Company expects to continue operations in the normal course for the duration of the Chapter 11 Cases. In addition, subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors' Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors' bankruptcy estates, unless and until the
Bankruptcy Court modifies or lifts the automatic stay as to any such claim. See Note 14 for more information about the
Chapter 11 Cases.

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

On October 21, 2019, the Company’s Board of Directors received a demand from Rojas to conduct an investigation of alleged breaches of fiduciary duties similar to those made in the dismissed derivative action regarding alleged failures to prevent the Company from engaging in allegedly unlawful promotional pricing practices. The Board of Directors appointed a committee of independent directors (the "Demand Review Committee") to review the demand and make a recommendation to the Board of Directors regarding a response to the demand. In May 2020, the Demand Review Committee completed its review and recommended that the demand be denied, which recommendation was adopted by the Board of Directors.

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
Contingencies

As of May 2, 2020, we have an estimated accrual of $19 million related to potential environmental liabilities that is recorded in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet. This estimate covered potential liabilities primarily related to underground storage tanks and remediation of environmental conditions involving our former drugstore locations. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations, liquidity or capital resources.

14.  Subsequent Events

The Company has evaluated subsequent events through July 21, 2020, which is the date the unaudited Interim Consolidated Financial Statements were issued.

Voluntary Petition for Reorganization

Pursuant to order of the Bankruptcy Court, the Chapter 11 Cases are being jointly administered under the caption In re: J. C. Penney Company, Inc. et al., Case No. 20-20182 (DRJ) Documents. Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://cases.primeclerk.com/JCPenney.

The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Following the Petition Date, the Bankruptcy Court entered certain interim and final orders facilitating the Debtors’ operational transition into Chapter 11. These orders authorized the Debtors to, among other things, access cash collateral, pay employee wages and benefits, honor customer programs and pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date. These orders are significant because they allow us to operate our businesses in the normal course.

Prior to the commencement of the Chapter 11 Cases, on May 15, 2020, the Debtors entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with members of an ad hoc group of lenders and noteholders (the “Ad Hoc Group”) that held approximately 70 percent of the Debtors’ first lien debt as of such date. On or about June 7, 2020, additional lenders and noteholders (collectively, and together with the Ad Hoc Group, the “Consenting

Stakeholders”) executed the RSA. As of such date, the Consenting Stakeholders held approximately 93 percent of the Debtors’ prepetition first lien debt. The RSA contemplates a restructuring process that will establish both a financially sustainable operating company and a real estate investment trust.

Debtor-in-Possession Financing

Pursuant to the RSA, certain of the Consenting Stakeholders and/or their affiliates agreed to provide, on a committed basis, debtor-in-possession financing on the terms set forth therein. Following entry by the Bankruptcy Court of a final order on June 8, 2020, JCP, as borrower, and J. C. Penney and certain of its subsidiaries, as guarantors (together with JCP, the “Credit Parties”), entered into a Superpriority Senior Secured Debtor-In-Possession Credit and Guaranty Agreement (the “DIP Credit Agreement”) with the financial institutions identified therein as lenders (the “Lenders”), GLAS USA LLC, as administrative agent (the “Administrative Agent”), and GLAS Americas LLC, as collateral agent. The obligations under the DIP Credit Agreement are secured by substantially all of the real and personal property of the Credit Parties, subject to certain exceptions.

The DIP Credit Agreement provides for a superpriority secured debtor-in-possession credit facility comprised of term loans in an aggregate amount of up to $900 million of which (i) up to $450 million consists of “new money” loans that will be made available to JCP ($225 million of which was provided to JCP on June 8, 2020, and $225 million was funded to an escrow account on July 9, 2020), and (ii) up to $450 million consists of certain prepetition term loan and/or first lien notes obligations that are “rolled” into the DIP Credit Agreement ($225 million of which were rolled into the DIP Facility on June 8, 2020, and $225 million of which were rolled into the DIP Credit Agreement on July 9, 2020).

The DIP Credit Agreement matures on November 16, 2020, subject to earlier termination upon the occurrence of certain events specified in the DIP Credit Agreement. The proceeds of the DIP Credit Agreement will be used, in part, to provide incremental liquidity for working capital, to pay administrative costs, premiums, fees and expenses in connection with the DIP Credit Agreement and the administration of the Chapter 11 Cases, to make court approved payments in respect of prepetition obligations and for other purposes consistent with the DIP Credit Agreement.

Loans under the DIP Credit Agreement bear interest at (i) if a Base Rate Loan, at the Base Rate (which is subject to a floor of 2.25%) plus 10.75% per annum or (ii) if a Eurodollar Rate Loan, at the Adjusted Eurodollar Rate (which is subject to a floor of 1.25%) plus 11.75% per annum.

The DIP Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the Credit Parties’ and their subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of junior or pre-petition indebtedness, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP Credit Agreement also includes conditions precedent, representations and warranties, mandatory prepayments, affirmative covenants and events of default customary for financings of this type. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under chapter 7 of title 11 of the United States Code, the appointment of a trustee pursuant to chapter 11 of title 11 of the United States Code, and certain other events related to the impairment of the Lenders’ rights or liens granted under the DIP Credit Agreement.

In addition, pursuant to the DIP Credit Agreement, upon the occurrence of a “Toggle Event,” the Credit Parties shall immediately cease pursuing a Plan of Reorganization and instead pursue the consummation of a sale of all or substantially all of the assets of the Credit Parties pursuant to section 363 of the Bankruptcy Code and shall immediately seek approval of any relief required from the Bankruptcy Court in order to undertake such sale on an expedited basis. Also, upon the occurrence of a “Toggle Event,” JCP must repay amounts funded on July 9, 2020, in excess of $50 million. A “Toggle Event” occurs upon either (i) the failure of the Supermajority Lenders to approve the Business Plan by July 31, 2020, or (ii) the failure by the Credit Parties to obtain binding commitments for third-party financing (on terms and conditions satisfactory to Administrative Agent) necessary to finance the Business Plan approved by the Supermajority Lenders by August 30, 2020.

Delisting from the NYSE

On May 18, 2020, the NYSE suspended trading in our common stock at the market opening and we received written notice from the NYSE that it had determined to commence proceedings to delist our common stock because we are no longer suitable for listing pursuant to Listed Company Manual Section 802.01D following the filing of the Chapter 11 Cases. In reaching its delisting determination, the NYSE noted the uncertainty as to the timing and outcome of the bankruptcy process, as well as the uncertainty as to the ultimate effect of this process on the value of our common stock.

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
This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. It should be read in conjunction with our consolidated financial statements as of February 1, 2020, and for the year then ended, and related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (2019 Form 10-K). Unless otherwise indicated, all references to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Recent Developments

During March 2020, the World Heath Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19), which continues to spread throughout the United States. As a result, federal state and local governments in the U.S. reacted to the public health crisis by, among other things, issuing stay at home orders, implementing travel restrictions and mandating the closure of non-essential businesses. The COVID-19 pandemic has had a significant and negative impact to the economic conditions in the U.S. and globally, significantly affecting the Company's fiscal year 2020 operations and operating results through the date of this filing.

The following summarizes the actions taken during the first quarter of 2020 as a result of the COVID-19 pandemic and certain impacts on the operating results of the first quarter ended May 2, 2020:

•Borrowed $1.25 billion from its 2017 Credit Facility;
•Temporarily closed all stores beginning March 19, 2020; the Company continued to offer merchandise through jcp.com and, on a limited basis, through store contact-free curb-side pickup;
•Furloughed approximately 80,000 associates, including store and supply chain associates, as well as some corporate office associates;
•Suspended all new hiring except for eCommerce fulfillment centers;
•Cancelled 2020 merit pay increases and the 2020 incentive cash bonus programs;
•Delayed merchandise shipments from suppliers;
•Extended payment terms with merchandise and non-merchandise suppliers up to 60 days;
•Decreased planned capital expenditures by over $200 million;
•Significantly reduced SG&A expenses, including payroll and payroll related costs along with advertising;
•During the first quarter of 2020, the Company incurred non-cash impairment charges related to long-lived assets, right-of-use lease assets, and indefinite-lived intangible assets totaling $139 million; and,
•Discontinued hedge accounting for the Company’s interest rate swaps, resulting in total charges of $83 million.

On May 15, 2020 (the Petition Date), as described in Note 14 to the unaudited Interim Consolidated Financial Statements, the Company and certain of its subsidiaries (the Debtors) commenced voluntary cases under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court has granted a motion seeking joint administration of the Chapter 11 Cases. The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and the orders of the Bankruptcy Court. Following the Petition Date, the

Bankruptcy Court entered certain interim and final orders facilitating the Debtors’ operational transition into Chapter 11. These orders authorized the Debtors to, among other things, access cash collateral, pay employee wages and benefits, honor customer programs and pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date.

In late April 2020, the Company began reopening stores with limited operating hours. The Company re-opened 11 stores in fiscal April, 464 stores in fiscal May and 366 stores in fiscal June. Additionally, the Company announced in June that it would be permanently closing up to 167 stores, of which 152 stores have currently been identified for closure in 2020. The Company has commenced closing sales in the majority of these locations and expects all 152 to close by the end of September 2020. As of July 13, 2020, approximately 27,000 associates remain on furlough.

In connection with the Chapter 11 Cases, the Credit Parties entered into the DIP Credit Agreement as described in Note 14 to the unaudited Interim Consolidated Financial Statements, of which $225 million was funded to the Company on June 8, 2020, and $225 million was funded to an escrow account on July 9, 2020. Amounts in escrow will be released upon (i) Supermajority Lenders approval of the Business Plan by July 31, 2020, and (ii) Credit Parties obtaining binding commitments for third-party financing (on terms satisfactory to the Administrative Agent) necessary to finance the Business Plan by August 30, 2020.

The COVID-19 pandemic continues to have a material impact on the Company’s business operations, financial position, liquidity, capital resources and results of operations. The scope and duration of the COVID-19 pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time. As discussed in Note 1 to the unaudited Interim Consolidated Financial Statements, the risks and uncertainties surrounding the Chapter 11 Cases, the defaults under our debt agreements, and our current financial condition, raise substantial doubt as to the Company’s ability to continue as a going concern. Future plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed or approved by the Bankruptcy Court, and therefore cannot be deemed probable of mitigating this substantial doubt within 12 months of the date of issuance of these financial statements.

Plan for Renewal

On November 15, 2019, the Company announced its Plan for Renewal to return JCPenney to its rightful place in the retail industry. Coupled with our deep understanding of the customer, these five components of our Plan for Renewal guide everything we do:

•Offer Compelling Merchandise through a maximized value proposition;
•Drive Traffic by refreshing and increasing the relevance of the JCPenney brand through innovation:
•Deliver an Engaging Experience through operational excellence;
•Fuel Growth by optimizing our cost and capital structure; and,
•Build a Results-Minded Culture committed and connected to achievements larger than the individual.

The Company remains focused on its Plan for Renewal as we continue to believe it will drive a return to sustainable, profitable growth and a financially sound business for the long term. We are making thoughtful strategic choices to guide our transformation, and we will continue to evolve those choices as the macro conditions change. While the Company is managing through the challenges of the COVID-19 pandemic, as well as the process of navigating the Chapter 11 Cases, our planned emergence from the COVID-19 pandemic and the Chapter 11 Cases is built upon the components of, and we remain focused on executing, our Plan for Renewal.

Results of Operations

	Three Months Ended
($ in millions, except EPS)	May 2, 2020	May 4, 2019
Total net sales	$1,082	$2,439
Credit income and other	114	116
Total revenues	1,196	2,555
Total net sales increase/(decrease) from prior year	(55.6)%	(5.6)%
Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	813	1,630
Selling, general and administrative	572	856
Depreciation and amortization	135	147
Real estate and other, net	(2)	(5)
Restructuring and management transition	155	20
Total costs and expenses	1,673	2,648
Operating income/(loss)	(477)	(93)
Other components of net periodic pension cost/(income)	(23)	(13)
Net interest expense	75	73
Loss due to discontinuance of hedge accounting	77	—
Income/(loss) before income taxes	(606)	(153)
Income tax expense/(benefit)	(60)	1
Net income/(loss)	$(546)	$(154)
Adjusted EBITDA (non-GAAP) (1)	$(181)	$74
Adjusted net income/(loss) (non-GAAP) (1)	$(331)	$(147)
Diluted EPS	$(1.69)	$(0.48)
Adjusted diluted EPS (non-GAAP) (1)	$(1.02)	$(0.46)
Ratios as a percentage of total net sales:
Cost of goods sold	75.1%	66.8%
SG&A	52.9%	35.1%
Operating income/(loss)	(44.1)%	(3.8)%

(1)See “Non-GAAP Financial Measures” for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

Total Net Sales

	Three Months Ended
($ in millions)	May 2, 2020	May 4, 2019
Total net sales	$1,082	$2,439
Sales percent increase/(decrease):
Total net sales	(55.6)%	(5.6)%

Total net sales for the first quarter of 2020 declined 55.6% compared to the first quarter of fiscal 2019. The decrease in net sales was primarily due to the temporary closure of all our stores beginning on March 19, 2020, in response to the COVID-19 pandemic.

Given our stores were closed for approximately half of the quarter due to the COVID-19 pandemic, we are not presenting, or including a discussion on, comparable store sales for the first quarter of 2020 as we believe the conditions leading up to the closure of our stores do not accurately reflect the comparable store sales trends for the period or are indicative of future operating results.

Store Count
The following table compares the number of stores for the three months ended May 2, 2020, and May 4, 2019:

	Three Months Ended
	May 2, 2020	May 4, 2019
JCPenney department stores
Beginning of period	846	864
New stores opened	—	—
Permanently closed stores	—	(3)
End of period (1) (2)	846	861
(1)Gross selling space, including selling space allocated to services and licensed departments, was 93 million square feet as of May 2, 2020, and 95 million square feet as of May 4, 2019.
(2)All stores were temporarily closed beginning March 19,2020, and the majority remained closed as of May 2, 2020.

Credit Income and Other
Our private label credit card and co-branded MasterCard® programs are owned and serviced by Synchrony Financial (Synchrony).  Under our agreement, we receive cash payments from Synchrony based upon the performance of the credit card portfolios.  We participate in the programs by providing marketing promotions designed to increase the use of each card, including enhanced marketing offers for cardholders. Additionally, we accept payments in our stores from cardholders who prefer to pay in person when they are shopping in our locations. For the first three months of 2020 and 2019, we recognized income of $114 million and $116 million, respectively. Credit income was stronger than expected in the first three months of fiscal 2020 due to a stronger than expected performance of the credit card portfolio and a lagging impact from the COVID-19 pandemic.

Cost of Goods Sold
Cost of goods sold, exclusive of depreciation and amortization, for the three months ended May 2, 2020, was $813 million, a decrease of $817 million compared to $1,630 million for the three months ended May 4, 2019. Cost of goods sold as a percentage of total net sales was 75.1% for the three months ended May 2, 2020, compared to 66.8% for the three months ended May 4, 2019, an increase of 830 basis points. The increase in cost of goods sold as a percentage of net sales increased due to lower allowances from suppliers and increased markdowns during the period.

SG&A Expenses
For the three months ended May 2, 2020, SG&A expenses were $572 million compared to $856 million in the corresponding period of 2019. SG&A expenses as a percentage of total net sales for the first three months of 2020 increased to 52.9% compared to 35.1% in the first three months of 2019. The year-over-year decrease in SG&A dollars for the first quarter resulted primarily from the actions taken by the Company to mitigate the impact of temporarily closing its stores beginning March 19, 2020. Year-over-year savings include payroll and payroll related savings of more than $140 million due to associate furloughs, approximately $70 million from reduced advertising, along with reductions in incentive compensation and other miscellaneous expenses.

Depreciation and Amortization Expense
Depreciation and amortization expense was $135 million and $147 million for the three months ended May 2, 2020 and May 4, 2019, respectively.
Restructuring and Management Transition
The composition of restructuring and management transition charges were as follows:

	Three Months Ended
($ in millions)	May 2, 2020	May 4, 2019
Home office and stores	$155	$19
Management transition	—	1
Total	$155	$20

During the three months ended May 2, 2020, and May 4, 2019, we recorded $155 million and $19 million, respectively, of costs related to our store and home office expenses. Costs during the first three months of 2020 include an impairment of long-lived assets of $97 million and an impairment of indefinite-lived intangible assets of $42 million. The Company also incurred $16 million of expenses related to reorganization advisory fees. See Notes 7 and 11 to the Interim Consolidated Financial Statements.

Costs during the first three months of 2019 include store impairments related to announced store closures of $14 million, employee termination benefits of $4 million and store related closing costs of $1 million.

Operating Income/(Loss)
For the first three months of 2020, we reported an operating loss of $477 million compared to an operating loss of $93 million in the first three months of 2019.
Other Components of Net Periodic Pension Cost/(Income)
Other components of net periodic pension cost/(income) was $(23) million and $(13) million for the three months ended May 2, 2020, and May 4, 2019, respectively.

Net Interest Expense
Net interest expense for the first three months of 2020 was $75 million compared to $73 million in the first three months of 2019.
Income Taxes
The net tax benefit of $60 million for the three months ended May 2, 2020, consisted of federal, state and foreign tax benefits of $2 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, net tax benefit of $3 million resulting from state audit settlements and a $56 million benefit due to the release of valuation allowance.
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

The following non-GAAP financial measures are adjusted to exclude restructuring and management transition charges, other components of net periodic pension cost/(income), the loss due to discontinuance of hedge accounting, the net (gain)/loss on the sale of non-operating assets and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps. Unlike other operating expenses, restructuring and management transition charges, other components of net periodic pension cost/(income), the loss due to discontinuance of hedge accounting, the net (gain)/loss on the sale of non-operating assets and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps are not directly related to our ongoing core business operations, which consist of selling merchandise and services to consumers through our department stores and our website at jcp.com. Further, our non-GAAP adjustments are for non-operating associated activities such as store impairments included in restructuring and management transition charges. Additionally, other components of net periodic pension cost/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of restructuring and management transition charges, other components of net periodic pension cost/(income), the loss due to discontinuance of hedge accounting, the net (gain)/loss on the sale of non-operating assets and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which is a non-GAAP financial measure:

	Three Months Ended
($ in millions)	May 2, 2020	May 4, 2019
Net income/(loss)	$(546)	$(154)
Add: Net interest expense	75	73
Add: Loss due to discontinuance of hedge accounting	77	—
Add: Income tax expense/(benefit)	(60)	1
Add: Depreciation and amortization	135	147
Add: Restructuring and management transition charges	155	20
Add: Other components of net periodic pension cost/(income)	(23)	(13)
Adjusted EBITDA (non-GAAP)	$(187)	$74
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended
($ in millions, except per share data)	May 2, 2020	May 4, 2019
Net income/(loss)	$(546)	$(154)
Diluted EPS	$(1.69)	$(0.48)
Add: Restructuring and management transition charges (1)	155	20
Add: Other components of net periodic pension cost/(income) (1)	(23)	(13)
Add: Loss due to discontinuance of hedge accounting (2)	83	—
Adjusted net income/(loss) (non-GAAP)	$(331)	$(147)
Adjusted diluted EPS (non-GAAP)	$(1.02)	$(0.46)
(1) Adjustments reflect no tax effect due to the impact of the Company's tax valuation allowance.
(2) Adjustment reflects $6 million reclassified to income tax expense from accumulated other comprehensive income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and, prior to the commencement of the Chapter 11 Cases, access to our revolving credit facility. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry, the success of our strategies and the continued uncertainties of the COVID-19 pandemic on the Company’s operations. We ended the first quarter of 2020 with $698 million of cash and cash equivalents. As of the end of the first quarter of 2020, based on our borrowing base, our current borrowings, amounts reserved for outstanding letters of credit, and prior to commencement of the Chapter 11 Cases, we had $46 million available for future borrowings under our revolving credit facility, providing total available liquidity of $744 million compared to $1,727 million as of the end of the first quarter of 2019. Following the commencement of the Chapter 11 Cases, we do not have access to a revolving credit facility.
The following table provides a summary of our key components and ratios of financial condition and liquidity:

	Three Months Ended
($ in millions)	May 2, 2020	May 4, 2019
Cash and cash equivalents	$698	$171
Merchandise inventory	2,221	2,477
Property and equipment, net	3,344	3,669
Total debt (1)	4,884	3,918
Stockholders’ equity	348	1,034
Total capital	5,232	4,952
Maximum capacity under our 2017 Credit Facility	2,350	2,350
Cash flow from operating activities	(814)	(205)
Free cash flow (non-GAAP) (2)	(847)	(268)
Capital expenditures (3)	33	71
Ratios:
Total debt-to-total capital (4)	93%	79%
Cash-to-total debt (5)	14%	4%
(1)Includes debt, net of unamortized debt issuance costs, including any borrowings under our revolving credit facility.
(2)See “Free Cash Flow” below for a reconciliation of this non-GAAP financial measure to its most directly comparable GAAP financial measure and further information on its uses and limitations.
(3)As of the end of the first quarters of 2020 and 2019, we had accrued capital expenditures of $16 million and $25 million, respectively.
(4)Total debt and other financing obligations divided by total capital.
(5)Cash and cash equivalents divided by total debt.

During June and July 2020, the Company borrowed $450 million in new money under the DIP Credit Agreement. See Note 14 for further information regarding the DIP Credit Agreement. $225 million of the $450 million borrowed was placed in escrow and will be released upon (i) Supermajority Lenders approval of the Business Plan by July 31, 2020, and (ii) Credit Parties obtaining binding commitments for third-party financing (on terms satisfactory to the Administrative Agent) necessary to finance the Business Plan by August 30, 2020.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Three Months Ended
($ in millions)	May 2, 2020	May 4, 2019
Net cash provided by/(used in) operating activities (GAAP)	$(814)	$(205)
Add:
Proceeds from sale of operating assets	—	8
Less:
Capital expenditures (1)	(33)	(71)
Free cash flow (non-GAAP)	$(847)	$(268)

Net cash provided by/(used in) investing activities (2)	$(33)	$(63)
Net cash provided by/(used in) financing activities	$1,159	$106

(1)As of the end of the first quarters of 2020 and 2019, we had accrued capital expenditures of $16 million and $25 million, respectively.
(2)Net cash provided by/(used in) investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.
During the first quarter of fiscal 2020, free cash flow was an outflow of $847 million compared to an outflow of $268 million for the same period of the prior year. The increase in the outflow resulted primarily from the effect of the COVID-19 pandemic and the related temporary store closures.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity.

Cash flow from operating activities for the three months ended May 2, 2020, declined $609 million to an outflow of $814 million compared to an outflow of $205 million for the same period in 2019 primarily due to the temporary closure of all stores beginning March 19, the majority of which remained closed through the end of the quarter.

Merchandise inventory decreased $256 million, or 10.3%, to $2,221 million as of the end of the first quarter of 2020 compared to $2,477 million as of the end of the first quarter of 2019 and increased $55 million from year-end 2019 as there were no store sales in the back half of the quarter due to the temporary store closures and deferral of supplier shipments. Merchandise payables decreased $263 million as of the end of the first quarter of 2020 compared to the corresponding prior year period and decreased $207 million from year end 2019 as the deferral of inventory receipts more than offset the deferral of supplier payments.

Following the temporary store closures in March 2020, companies issuing credit cards accepted by the Company for consumer sales transactions withheld $63 million in cash as of May 2, 2020, to be held as additional reserves. These reserves were established in accordance with the various credit card agreements and are recorded in Prepaid expenses and other.

Investing Activities
Investing activities for the three months ended May 2, 2020 resulted in cash outflows of $33 million compared to outflows of $63 million for the same three month period of 2019, primarily due to the decrease of cash capital spending during the period related to the temporary store closures. In addition, as of the end of the first quarters of 2020 and 2019, we had $16 million and $25 million, respectively, of accrued capital expenditures. Cash capital expenditures related primarily to investments in our store environment and store facility improvements and investments in information technology in both our home office and stores.

Investing activities for the three months ended May 4, 2019, related primarily to investments in our store environment and store facility improvements and investments in information technology in both our home office and stores. We received construction allowances from landlords of $4 million in the first three months of 2019 to fund a portion of the capital expenditures related to store leasehold improvements.

Financing Activities
For the first quarter of 2020, cash flows from financing activities were an inflow of $1,159 million compared to an inflow of $106 million for the same prior year period. During the first quarter of fiscal 2020, the Company had net borrowings of $1,179 million under its 2017 Credit Facility, primarily drawn to enhance liquidity at the onset of the COVID-19 pandemic.

During the first quarter of fiscal 2020, we paid $19 million in required principal payments on outstanding debt.

Cash Flow Outlook

We believe that our existing liquidity, including cash on hand and funds generated from ongoing operations, and availability of cash under the DIP Credit Agreement, will be adequate to fund anticipated cash requirements through the Chapter 11 Cases.

Credit Ratings
Credit rating agencies periodically review our capital structure and the quality and stability of our earnings.  Rating agencies consider, among other things, changes in operating performance, comparable store sales, the economic environment, conditions in the retail industry, financial leverage and changes in our business strategy in their rating decisions.  Downgrades to our long-term credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings. Following the commencement of the Chapter 11 Cases (see Note 14 to the unaudited Interim Consolidated Financial Statements), all three credit rating agencies, Fitch Ratings, Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, lowered their issue-level ratings on the Company to a ‘Default’ status rating. Additionally, and subsequent to downgrading the Company's issue-level rating to 'Default' and pursuant to our voluntary Chapter 11 filing, all three of the aforementioned credit rating agencies withdrew their issued credit ratings and outlook and have discontinued their rating coverage of the Company.
Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2019 Form 10-K.
Impact of Inflation, Deflation and Changing Prices
We have experienced inflation and deflation related to our purchase of certain commodity products. We do not believe that changing prices for commodities have had a material effect on our Net Sales or results of operations. Although we cannot precisely determine the overall effect of inflation and deflation on operations, we do not believe inflation and deflation have had a material effect on our financial condition or results of operations. With a sizable portion of our private and national branded apparel and footwear sourced from China, we are exposed to potential increases in product costs which may result from increased tariffs imposed by the U.S. government in connection with its trade disputes with China. We expect a minimal impact on our product costs based on the current tariffs that are in effect and have taken actions to diversify our sourcing operations. However, we can expect a more meaningful increase to our product costs if potential additional tariffs go into effect on all Chinese imports and specifically apparel and footwear. The impact of COVID-19 on factory efficiency and capacity also has the potential to impact product costing and delivery.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 3 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. Due to the COVID-19 pandemic, the results of operations and cash flows for the three months ended May 2, 2020, are not necessarily indicative of the results for future quarters or the entire year.
Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. Words such as "expect" and similar expressions identify forward-looking statements, which include, but are not limited to, statements regarding sales, cost of goods sold, selling, general and administrative expenses, earnings, cash flows and liquidity. Forward-looking statements are based only on the Company's current assumptions and views of future events and financial performance. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company's control, that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, risks attendant to the bankruptcy process, including the Company’s ability to obtain court approval from the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court throughout the course of the Chapter 11 Cases; the ability of the Company to negotiate, develop, confirm and consummate a plan of reorganization; the effects of the Chapter 11 Cases, including increased legal and other professional costs necessary to execute the Company’s reorganization, on the Company’s liquidity (including the availability of operating capital during the pendency of the Chapter 11 Cases), results of operations or business prospects; the effects of the Chapter 11 Cases on the interests of various constituents; the length of time that the Company will operate under Chapter 11 protection; risks associated with third-party motions in the Chapter 11 Cases; Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general; conditions to which any debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside the Company’s control; general economic conditions, including inflation, recession, unemployment levels, consumer confidence and spending patterns, credit availability and debt levels; changes in store traffic trends; the cost of goods; more stringent or costly payment terms and/or the decision by a significant number of vendors not to sell the Company merchandise on a timely basis or at all; trade restrictions; the ability to monetize non-core assets on acceptable terms; the ability to implement the Company’s strategic plan, including its omnichannel initiatives; customer acceptance of the Company’s strategies; the Company’s ability to attract, motivate and retain key executives and other associates; the impact of cost reduction initiatives; the Company’s ability to generate or maintain liquidity; implementation of new systems and platforms; changes in tariff, freight and shipping rates; changes in the cost of fuel and other energy and transportation costs; disruptions and congestion at ports through which the Company imports goods; increases in wage and benefit costs; competition and retail industry consolidations; interest rate fluctuations; dollar and other currency valuations; the impact of weather conditions; risks associated with war, an act of terrorism or pandemic; the ability of the federal government to fund and conduct its operations; a systems failure and/or security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or Company information; legal and regulatory proceedings; the Company’s ability to access the debt or equity markets on favorable terms or at all; risks arising from the delisting of the Company’s common stock from the New York Stock Exchange; and the impact of natural disasters, public health crises or other catastrophic events on the Company’s financial results, in particular as the Company manages its business through the COVID-19 pandemic and the resulting restrictions and uncertainties in the general economic and business environment. There can be no assurances that the Company will achieve expected results, and actual results may be materially less than expectations. While we believe that our assumptions are reasonable, we caution that it is impossible to predict the degree to which any such factors could cause actual results to differ materially from predicted results. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise projections as more information becomes available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at May 2, 2020, are similar to those disclosed in the 2019 Form 10-K except for the following sentence. The filing of the Chapter 11 Cases permitted the counterparties to our derivative instruments to terminate their outstanding interest rate hedges, and certain of our counterparties elected to exercise their right to terminate. Refer to Note 6 - “Derivative Financial Instruments” in the notes to the unaudited Interim Consolidated Financial Statements for more information on the effect of these terminations on our financial position and results of operations.
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

The remote working of our associates and the corresponding remote closing of our books due to the COVID-19 pandemic did not have a material impact on our ability to maintain control over financial reporting and our disclosure controls and procedures for the three months ended May 2, 2020. There were no changes in our internal control over financial reporting during the first quarter ended May 2, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
The matters under the caption "Litigation" in Note 13 of the Notes to the unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors

Risk factors relating to us are contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, and in Item 8.01 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 10, 2020. There have been no material changes to the risk factors disclosed in Item 1A of such Annual Report, except the following:

COVID-19 is adversely affecting, and is expected to continue to adversely affect, our business.

The global outbreak of a novel strain of coronavirus (COVID-19) and its rapid spread across the globe, including the U.S., is having an unprecedented impact on the U.S. economy and the retail industry. International, federal, state, and local public health and governmental authorities have taken extraordinary actions to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. In response to these actions, the Company temporarily closed all of its physical stores effective March 19, 2020, and furloughed a significant number of its associates in early April 2020.

We continued to operate jcp.com throughout the period in which all of our physical stores were temporarily closed to customers in response to state and local shelter-in-place orders. Stores began re-opening to the public in late April 2020, and nearly all of our approximately 850 retail stores have been re-opened, with restricted operations in most cases. Additionally, even in markets where shelter-in-place orders have been lifted, and where we have fully re-opened stores, we are experiencing significantly reduced customer traffic relative to the same period last year. Customer traffic may be further reduced in areas experiencing increases in new COVID-19 cases. We may resume temporary closures, or further restrict the operations of our stores, corporate offices and distribution facilities, if we deem this necessary or if recommended or mandated by authorities. The extent to which the COVID-19 pandemic impacts our business, financial position, cash flows and results of operations will depend on future developments, including, but not limited to, the duration, spread, severity and impact of the COVID-19 pandemic, its effects on our customers, associates and suppliers, the regulatory response and the impact of stimulus measures adopted by local, state and federal governments, to what extent normal economic and operating conditions can resume, and whether the

COVID-19 pandemic leads to recessionary conditions in the United States. As such, impacts of COVID-19 to the Company are highly uncertain and we will continue to assess the financial impacts. The disruption to the global economy and to the Company's business may lead to additional triggering events that may indicate that the carrying value of certain assets, including inventories, long-lived assets, and intangibles may not be recoverable. Additionally, the COVID-19 pandemic may also exacerbate other risks disclosed in our Annual Report on Form 10-K for the year ended February 1, 2020, including, but not limited to, our competitiveness, supplier and supply chain risks, available liquidity and financing risks.

We are subject to risks and uncertainties associated with our Chapter 11 Cases.

As previously reported, the Debtors commenced the Chapter 11 Cases on May 15, 2020. For the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan, as well as our ability to continue as a going concern, are subject to risks and uncertainties associated with bankruptcy and the Chapter 11 Cases. These risks include:

•our ability to negotiate, develop, confirm and consummate a Chapter 11 plan of reorganization or alternative restructuring transaction;
•the high costs of bankruptcy proceedings and related fees;
•our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to attract, motivate and retain key employees;
•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•the ability of third parties to seek and obtain court approval to convert the Chapter 11 Cases to a Chapter 7 proceeding; and,
•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our results of operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. In addition, certain parties may commence litigation with respect to the treatment of their claims under a plan. Although it is not possible to predict the potential litigation that we may become party to, or the final resolution of such litigation, such litigation could result in settlements or damages that could significantly affect our financial results. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 Cases will have on our business, financial condition, results of operations and cash flows.

Operating under the Bankruptcy Court’s protection for a long period of time may harm our business.

A long period of operations under the Bankruptcy Court’s protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. A prolonged period of operating under the Bankruptcy Court’s protection may also make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure, (ii) our ability to obtain adequate liquidity and financing sources, (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them, (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the retail industry in the U.S. The impact of the COVID-19 pandemic on the retail industry in general, and on us, make it even more challenging than usual to develop financial forecasts. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases.

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan or reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

In addition, pursuant to the DIP Credit Agreement, upon the occurrence of a “Toggle Event,” the Debtors shall immediately cease pursuing a plan of reorganization and instead pursue the consummation of a sale of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code and shall immediately seek approval of any relief required from the Bankruptcy Court in order to undertake such sale on an expedited basis. A “Toggle Event” occurs upon either (i) the failure of the Supermajority Lenders (as defined in the DIP Credit Agreement) to approve the Business Plan (as defined in the DIP Credit Agreement) by July 31, 2020, or (ii) the failure by the Debtors to obtain binding commitments for third-party financing (on terms and conditions satisfactory to Administrative Agent under the DIP Credit Agreement) necessary to finance the Business Plan approved by the Supermajority Lenders by August 30, 2020.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on their financial condition and results of operations on a post-reorganization basis.

The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

During the duration of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Trading in our securities during the pendency of our Chapter 11 Cases poses substantial risks and is highly speculative. It is likely that our equity securities will be canceled, or that holders of such equity will not receive any distribution with respect to, or be able to recover any portion of, their investments. It is also impossible to predict at this time whether any of our other securities will be canceled or if holders of such securities will be able to realize any portion of their investment.

We caution that trading in our securities, including J. C. Penney’s common stock, during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual recovery, if any, by holders of the Company’s securities in the Chapter 11 Cases. In particular, J. C. Penney expects that its equity holders could experience a significant or complete loss on their investment, depending on the outcome of the Chapter 11 Cases.

We have recorded impairment charges in the past and we may be required to recognize impairment charges in the future.

Long-lived assets, primarily property and equipment, and right-of-use lease assets are reviewed at the store level at least annually for impairment, or whenever changes in circumstances indicate that a full recovery of net asset values through future cash flows is in question. We also assess the recoverability of indefinite-lived intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Our impairment review requires us to make estimates and projections regarding, but not limited to, sales, operating profit and future cash flows. If our operating performance reflects a sustained decline, we may be exposed to significant asset impairment charges in future periods, which could be material to our results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash. We recognized impairment charges of $139 million related to our intangible assets, right-of-use assets and long-lived assets during the three months ended May 2, 2020. Additional charges may result from additional store closures based on the Debtors' review or rejection of other leases and contracts, or due to changes in other factors or circumstances, including deterioration in the macroeconomic environment or in the retail industry, deterioration in our performance or our future projections as a result of the Chapter 11 Cases or otherwise, if actual results are not consistent with our estimates and assumptions used in the impairment analyses, or changes in our plans for one or more indefinite-lived intangible assets. The impairment analyses are particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital or other discount rates. Changes to these key assumptions could result in revisions of management's estimates of the fair value of the indefinite-lived intangible assets, or long-lived assets or right-of-use lease assets and could result in impairment charges in the future, which could be material to our results of operations.

Our ability to use our net operating loss carryforwards (“NOLs”) may become subject to limitation, or may be reduced or eliminated, in connection with the implementation of a plan of reorganization. We have adopted a stockholders’ rights agreement and the Bankruptcy Court has entered an order that are each designed to protect our NOLs until a plan of reorganization is consummated.

Generally, a company generates NOLs if the operating expenses it has incurred exceed the revenues it has earned during a single tax year. A company may apply, or “carry forward,” NOLs to reduce future tax payments (subject to certain conditions and limitations). We currently estimate that, as of May 2, 2020, we had U.S. federal NOLs of approximately $2.5 billion. The majority of these NOLs (expiring in 2032 through 2034) arose prior to December 31, 2017 and are available to offset future taxable income without limitation. NOLs arising after December 31, 2017 are only available to offset up to 80% of our future taxable income in any given taxable year beginning after 2020.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes an annual limitation on the amount of taxable income that may be offset by a corporation's NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. Generally, an ownership change occurs if the Company’s “five-percent shareholders” (as defined in Section 382 of the Code) have collectively increased their ownership in the Company by more than 50 percentage points (by value) at any time during a rolling three-year period ending on the date of the ownership change. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation. This limitation is derived by multiplying the fair market value of the Company stock immediately prior to the ownership change by the applicable federal long-term tax-exempt rate, which is .89% for an ownership change occurring in July 2020. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five years. The Company does not believe it has had an ownership change based on all available information.

We expect that we will undergo an ownership change under Section 382 of the Code in connection with the consummation of a plan of reorganization. Nevertheless, we believe these NOLs are a valuable asset for us, particularly in the context of the Chapter 11 Cases. Prior to the Chapter 11 Cases, we put a stockholders’ rights agreement in place (the “Rights Agreement”). The Rights Agreement was designed to make it more difficult for a third party to acquire, and to discourage a third party from acquiring, a large block of our common stock that could put us at risk of undergoing an ownership change. On May 16, 2020, the Bankruptcy Court entered an order that sets forth procedures (including notice requirements) that certain shareholders and potential shareholders must comply with regarding transfers of, or declarations of worthlessness with respect to, our common stock, as well as certain obligations with respect to notifying us of current share ownership (the “Procedures”). The Rights Agreement and the Procedures are each designed to reduce the likelihood of an “ownership change” occurring prior to the consummation of a bankruptcy plan of reorganization, both to ensure that our NOLs (and other tax attributes) are available to address the immediate tax consequences of any such bankruptcy plan of reorganization and to preserve the potential ability to rely on certain rules that apply to ownership changes occurring as a result of a bankruptcy plan of reorganization. However, there is no assurance that the Rights Agreement or the Procedures will prevent all transfers that could result in such an “ownership change.”

In addition, our NOLs (and other tax attributes) may be subject to use in connection with the implementation of any bankruptcy plan of reorganization or reduction as a result of any cancellation of indebtedness income arising in connection with the implementation of any bankruptcy plan of reorganization. As such, at this time, there can be no assurance that we will have NOLs to offset future taxable income.

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
Date: July 21, 2020