Form 10-Q/A
period 2020-05-02
J C PENNEY CO INC
filed 2020-08-20
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed solely to revise the “Explanatory Note” included in the quarterly report on Form 10-Q for the quarter ended May 2, 2020 (the “Quarterly Report”) filed by J. C. Penney Company, Inc. (the “Company”) on July 21, 2020. The “Explanatory Note” included in the Quarterly Report is amended and restated as set forth below:
J. C. Penney Company, Inc. is filing this quarterly report on Form 10-Q after the June 11, 2020 (the “Original Due Date”) deadline applicable to it for the filing of a Form 10-Q for the quarter ended May 2, 2020 (the “Quarterly Report”) in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the "Order").
On June 10, 2020, J. C. Penney Company, Inc. filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. As stated therein, the Company’s day-to-day operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic. These disruptions include, but are not limited to, the temporary closure of all corporate offices and retail locations, temporary associate furloughs impacting a substantial majority of the Company’s workforce, and other financial and operational concerns associated with or caused by COVID-19, including, but not limited to, the Company’s commencement of voluntary cases under chapter 11 of title 11 of the United States Bankruptcy Code (the “Chapter 11 Cases”). As a result of these disruptions, key personnel have been required to devote considerable time and resources to manage emerging issues impacting the Company’s business, including the Chapter 11 Cases. This, in turn, caused delays in the Company’s ability to complete the Quarterly Report. The Quarterly Report is hereby filed before the extended due date permitted under the Order, i.e., 45 days after the Original Due Date, or July 27, 2020.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the original filing of the Quarterly Report or reflect any events that have occurred after the original filing was made on July 21, 2020. No changes have been made to the financial statements of the Company as contained in the original filing of the Quarterly Report. Accordingly, this Amendment should be read together with the original filing of the Quarterly Report and the Company’s other filings with the SEC.
In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Since no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including the certifications required under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Item 6. Exhibits
Exhibit Index

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/ Steve Whaley
Steve Whaley Senior Vice President, Principal Accounting Officer and Controller (Principal Accounting Officer)
Date: August 20, 2020