Form 10-Q
period 2020-08-01
J C PENNEY CO INC
filed 2020-09-10
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 322,663,112 shares of Common Stock of 50 cents par value, as of September 4, 2020.

J. C. PENNEY COMPANY, INC.
(Debtor-in-Possession)
FORM 10-Q
For the Quarterly Period Ended August 1, 2020

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Total net sales	$1,390	$2,509	$2,472	$4,948
Credit income and other	69	110	183	226
Total revenues	1,459	2,619	2,655	5,174

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	919	1,585	1,732	3,215
Selling, general and administrative (SG&A)	470	870	1,042	1,726
Depreciation and amortization	161	137	296	284
Real estate and other, net	(5)	3	(7)	(2)
Restructuring and management transition	67	7	222	27
Total costs and expenses	1,612	2,602	3,285	5,250
Operating income/(loss)	(153)	17	(630)	(76)
Other components of net periodic pension cost/(income)	77	(13)	54	(26)
(Gain)/loss on extinguishment of debt	—	(1)	—	(1)
Net interest expense	67	74	142	147
Loss due to discontinuance of hedge accounting	—	—	77	—
Reorganization items, net	108	—	108	—
Income/(loss) before income taxes	(405)	(43)	(1,011)	(196)
Income tax expense/(benefit)	(7)	5	(67)	6
Net income/(loss)	$(398)	$(48)	$(944)	$(202)
Earnings/(loss) per share:
Basic	$(1.23)	$(0.15)	$(2.91)	$(0.63)
Diluted	$(1.23)	$(0.15)	$(2.91)	$(0.63)
Weighted average shares – basic	324.6	319.4	324.2	318.6
Weighted average shares – diluted	324.6	319.4	324.2	318.6
See the accompanying notes to the unaudited interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
(In millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income/(loss)	$(398)	$(48)	$(944)	$(202)
Other comprehensive income/(loss), net of tax:
Currency translations (1)	—	—	(1)	—
Cash flow hedges (2)	—	(30)	—	(43)
Net actuarial gain/(loss) arising during the period (3)	(41)	—	(41)	—
Prior service credit/(cost) arising during the period (4)	4		4
Amortization of pension prior service (credit)/cost (5)	2	2	3	4
Total other comprehensive income/(loss), net of tax	(35)	(28)	(35)	(39)
Total comprehensive income/(loss), net of tax	$(433)	$(76)	$(979)	$(241)

(1)Net of $0 million of tax in the six months ended August 1, 2020.
(2)Net of $0 million in tax in the three and six months ended August 3, 2019.
(3)Net of $0 million of tax in the three and six months ended August 1, 2020.
(4)Net of $0 million 0f tax in the three and six months ended August 1, 2020.
(5)Net of $0 million of tax in each of the three and six months ended August 1, 2020, and August 3, 2019. Pre-tax amounts of $2 million and $2 million in the three months ended August 1, 2020, and August 3, 2019, respectively, were recognized in Other components of net periodic pension cost/(income) in the unaudited interim Consolidated Statements of Operations. Additionally, pre-tax amounts of $3 million and $4 million in the six months ended August 1, 2020, and August 3, 2019, were recognized in Other components of net periodic pension cost/(income) in the unaudited interim Consolidated Statements of Operations.

See the accompanying notes to the unaudited interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
(Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 1, 2020	August 3, 2019	February 1, 2020
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$205	$163	$108
Cash short-term investments	826	12	278
Restricted cash	452	—	—
Cash, cash equivalents and restricted cash	1,483	175	386
Merchandise inventory	1,891	2,471	2,166
Prepaid expenses and other	464	275	174
Total current assets	3,838	2,921	2,726
Property and equipment (net of accumulated depreciation of $3,622, $3,167 and $3,095)	3,169	3,591	3,488
Operating lease assets	772	925	998
Prepaid pension	27	166	120
Other assets	597	657	657
Total Assets	$8,403	$8,260	$7,989
Liabilities and Stockholders’ Equity
Current liabilities:
Merchandise accounts payable	$236	$878	$786
Other accounts payable and accrued expenses	812	970	931
Current operating lease liabilities	—	84	68
Debtor-in-possession financing	900	—	—
Current portion of long-term debt	1,204	197	147
Total current liabilities	3,152	2,129	1,932
Noncurrent operating lease liabilities	—	1,090	1,108
Long-term debt	—	3,589	3,574
Deferred taxes	39	121	116
Other liabilities	251	368	430
Total liabilities not subject to compromise	3,442	7,297	7,160
Liabilities subject to compromise	5,050	—	—
Stockholders’ (Deficit) Equity
Common stock (1)	161	159	160
Additional paid-in capital	4,721	4,719	4,723
Reinvested earnings/(accumulated deficit)	(4,613)	(3,601)	(3,667)
Accumulated other comprehensive income/(loss)	(358)	(314)	(387)
Total Stockholders’ (Deficit) Equity	(89)	963	829
Total Liabilities and Stockholders’ (Deficit) Equity	$8,403	$8,260	$7,989

(1)1.25 billion shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 322.4 million, 317.7 million and 320.5 million as of August 1, 2020, August 3, 2019, and February 1, 2020, respectively.
See the accompanying notes to the unaudited interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' (Deficit) Equity
February 1, 2020	320.5	$160	$4,723	$(3,667)	$(387)	$829
Net income /(loss)	—	—	—	(546)	—	(546)
Discontinuance of hedge accounting	—	—	—	—	64	64
Stock-based compensation and other	1.4	1	2	(2)	—	1
May 2, 2020	321.9	161	4,725	(4,215)	(323)	348
Net income/(loss)	—	—	—	(398)	—	(398)
Other comprehensive income/(loss)	—	—	—	—	(35)	(35)
Stock-based compensation and other	0.5	—	(4)	—	—	(4)
August 1, 2020	322.4	$161	$4,721	$(4,613)	$(358)	$(89)

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
February 2, 2019	316.1	$158	$4,713	$(3,373)	$(328)	$1,170
ASC 842 (Leases) and ASU 2018-02 (Stranded Taxes) adoption (1)	—	—	—	(26)	53	27
Net Income /(loss)	—	—	—	(154)	—	(154)
Other comprehensive income /(loss)	—	—	—	—	(11)	(11)
Stock-based compensation and other	0.7		2	—	—	2
May 4, 2019	316.8	158	4,715	(3,553)	(286)	1,034
Net income/(loss)	—	—	—	(48)	—	(48)
Other comprehensive income/(loss)	—	—	—	—	(28)	(28)
Stock-based compensation and other	0.9	1	4	—	—	5
August 3, 2019	317.7	$159	$4,719	$(3,601)	$(314)	$963
(1)Represents the cumulative-effect adjustments

See the accompanying notes to the unaudited interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
($ in millions)	August 1, 2020	August 3, 2019
Cash flows from operating activities
Net income/(loss)	$(944)	$(202)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	162	17
Reorganization items, net	17	—
Net (gain)/loss on sale of non-operating assets	—	(1)
Net (gain)/loss on sale of operating assets	—	3
(Gain)/loss on extinguishment of debt	—	(1)
Discontinuance of hedge accounting	77	—
Depreciation and amortization	296	284
Benefit plans	63	(29)
Stock-based compensation	(2)	6
Deferred taxes	(69)	—
Change in cash from:
Inventory	275	(34)
Prepaid expenses and other	(286)	(82)
Merchandise accounts payable	(48)	31
Income taxes	—	—
Accrued expenses and other	14	9
Net cash provided by/(used in) operating activities	(445)	1
Cash flows from investing activities
Capital expenditures	(43)	(146)
Net proceeds from sale of non-operating assets	—	1
Net proceeds from sale of operating assets	1	12
Net cash provided by/(used in) investing activities	(42)	(133)
Cash flows from financing activities
Proceeds from debtor-in-possession financing	450	—
Proceeds from borrowings under the credit facility	2,675	946
Payments of borrowings under the credit facility	(1,471)	(946)
Payments of finance leases and note payable	(1)	(1)
Payments of long-term debt	(19)	(26)
Debtor-in-possession financing fees	(50)	—
Proceeds from stock issued under stock plans	—	1
Net cash provided by/(used in) financing activities	1,584	(26)
Net increase/(decrease) in cash, cash equivalents and restricted cash	1,097	(158)
Cash and cash equivalents at beginning of period	386	333
Cash, cash equivalents and restricted cash at end of period	$1,483	$175

Supplemental cash flow information
Income taxes received/(paid), net	$(2)	$(6)
Interest received/(paid), net	(164)	(139)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	2	(15)
Remeasurement of leased assets and lease obligations	(107)	52

See the accompanying notes to the unaudited Interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
(Debtor-In-Possession)
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

As discussed further in Note 2, on May 15, 2020 (the "Petition Date"), the Company and certain of its subsidiaries (collectively, the "Debtors") commenced voluntary cases (the "Chapter 11 Cases") under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). The Company considered impacts related to the Chapter 11 Cases and the COVID-19 pandemic (see Note 3) to its use of any estimates, as appropriate, within its unaudited interim Consolidated Financial Statements. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended August 1, 2020” and “second quarter of 2020” refer to the 13-week period ended August 1, 2020, and “three months ended August 3, 2019” and “second quarter of 2019” refer to the 13-week period ended August 3, 2019. "Six months ended August 1,
2020" and "six months ended August 3, 2019" refer to the 26-week periods ended August 1, 2020 and August 3, 2019, respectively. Fiscal years 2020 and 2019 contain 52 weeks.
Basis of Consolidation
All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation.
Ability to Continue as a Going Concern
The unaudited interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, we may sell, or otherwise dispose of or liquidate, assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying unaudited interim Consolidated Financial Statements. Further, a Chapter 11 plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported in our unaudited interim Consolidated Balance Sheet as of August 1, 2020. In addition, the COVID-19 pandemic (see Note 3) has, and continues to have, a material impact on the Company’s business operations, financial position, liquidity, capital resources and results of operations. The risks and uncertainties surrounding the Chapter 11 Cases and the COVID-19 pandemic, the defaults under our debt agreements

(see Note 9), and our financial condition, raise substantial doubt as to the Company’s ability to continue as a going concern. Our future plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed or approved by the Bankruptcy Court, and therefore cannot be deemed probable of mitigating this substantial doubt within 12 months of the date of issuance of these financial statements. Our consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Bankruptcy Accounting
The unaudited interim Consolidated Financial Statements included herein have been prepared as if we are a going concern and in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic No. 852 – Reorganizations (ASC 852). As a result, we have segregated liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 Cases and have classified these items as Liabilities Subject to Compromise on our unaudited interim Consolidated Balance Sheets. In addition, we have classified all income, expenses, gains or losses that were incurred or realized as a direct result of the Chapter 11 Cases since filing as Reorganization items in our unaudited interim Consolidated Statement of Operations.

Certain subsidiary entities are not debtors under the Chapter 11 Cases. However, condensed combined financial statements of the Debtors are not presented in the notes to the unaudited interim Consolidated Financial Statements as the assets and liabilities, operating results and cash flows of the non-debtor entities included in the unaudited interim Consolidated Financial Statements are insignificant and, therefore, the unaudited interim Consolidated Financial Statements presented herein materially represent the condensed combined financial statements of the debtor entities for all periods presented. As of August 1, 2020, total assets, total liabilities and net income of the non-debtor entities represents 0.6%, 0.2%, and (0.8)% of total consolidated assets, liabilities and net income, respectively. As of August 1, 2020, the non-debtor entities have intercompany receivables and intercompany payables from/to the debtor entities of $17.6 million and $0.0 million, respectively.

Restricted Cash
Amounts included in restricted cash represent those required to be set aside by a contractual agreement or requirements of the Bankruptcy Court. Amounts included in restricted cash include:

(In Millions)	August 1, 2020
DIP financing funded to escrow pending resolution of contingencies (see Note 9)	$225
Cash collateral in escrow under the requirements of the 2017 Revolving Credit Facility	156
Cash deposited into escrow to pay bankruptcy professional fees upon emergence	52
Other	19
Total restricted cash	$452
2. Chapter 11 Cases

Voluntary Petition for Reorganization
On the Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the Bankruptcy Code. Pursuant to order of the Bankruptcy Court, the Chapter 11 Cases are being jointly administered under the caption In re: J. C. Penney Company, Inc. et al., Case No. 20-20182 (DRJ) Documents. Documents filed on the docket of and other information related to the Chapter 11 Cases are available free of charge online at https://cases.primeclerk.com/JCPenney.

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

The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Following the Petition Date, the Bankruptcy Court entered certain interim and final orders facilitating the Debtors’ operational transition into Chapter 11. These orders authorized the Debtors to, among other things, access cash collateral, pay employee wages and benefits, honor customer programs and pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date. These orders are significant because they allow us to operate our businesses in the normal course.

Prior to the commencement of the Chapter 11 Cases, on May 15, 2020, the Debtors entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with members of an ad hoc group of lenders and noteholders (the “Ad Hoc Group”) that held approximately 70 percent of the Debtors’ first lien debt as of such date. On or about June 7, 2020, additional lenders and noteholders (collectively, and together with the Ad Hoc Group, the “Consenting Stakeholders”) executed the RSA. As of such date, the Consenting Stakeholders held approximately 93 percent of the Debtors’ prepetition first lien debt. The RSA contemplates a restructuring process that will establish both a financially sustainable operating company and a real estate investment trust. On September 10, 2020, the Company entered into a non-binding letter-of-intent (“LOI”) with the Ad Hoc Group, Simon Property Group and Brookfield Property Group that is generally consistent with the framework of the restructuring process contemplated in the RSA. Because the LOI is non-binding, and subject to definitive documentation that must be agreed upon by all parties and subsequently approved by the Bankruptcy Court, there is no assurance that the existing LOI will ultimately result in a final, approved sale or plan of reorganization.

Financing During the Chapter 11 Cases
See Note 9 for discussion of the DIP Credit Agreement, which provides up to $450 million in senior secured, super-priority new money financing, subject to the terms, conditions, and priorities set forth in the applicable definitive documentation and orders of the Bankruptcy Court.

Liabilities Subject to Compromise
As a result of the Chapter 11 Cases, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ business and assets. Among other things, the Bankruptcy Court authorized, but did not require, the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes, critical vendors and debt.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events.

The following table presents liabilities subject to compromise as reported in the unaudited interim Consolidated Balance Sheet at August 1, 2020:

(In millions)	August 1, 2020
Debt (1)	$3,289
Operating leases	942
Merchandise accounts payable	503
Other accounts payable and accrued expenses	167
Other liabilities	115
Accrued interest	34
Total liabilities subject to compromise	$5,050
(1) Please see Note 9 for details of the pre-petition debt reported as liabilities subject to compromise.

Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code the Debtors may assume, assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and fulfillment of other applicable conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such contract and, subject to certain exceptions, relieves the Debtors from performing future obligations under such contract but entitles the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Alternatively, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease, if any, and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this report, including where applicable quantification of the Company’s obligations under such executory or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

Reorganization Items, Net
Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of the following for the quarter ended August 1, 2020:

Three Months Ended
(In millions)	August 1, 2020
Advisor fees	$64
Debtor-in-possession financing fees	50
Write-off of pre-petition unamortized debt issuance costs	33
Employee retention	21
Gains on lease termination	(66)
Other	6
Total reorganization items, net (1)	$108
(1) Cash paid for reorganization items, net for the three months ended August 1, 2020, was $79 million, which includes $2 million in prepaid expenses and the $50 million for DIP financing fees.

Store Asset Related Charges/Gains
In conjunction with our restructuring process that began toward the end of the first quarter of 2020 and continued into the second quarter with the bankruptcy proceedings, the Company has identified certain properties to be considered, and designated, for closing. Additionally, the filing of the Chapter 11 Cases and other restructuring considerations have resulted in various impairment analyses, the reassessment and remeasurement of certain reasonably certain lease terms and the reconsideration of the amortization periods for leasehold improvements and related fixed assets. The effects of these actions, both in the first and second quarters of 2020, resulted in multiple adjustments to store-related and other assets, including right-of-use lease assets and lease liabilities for the three-month and six-month periods ended August 1, 2020. These adjustments included impairments of long-lived assets, impairments of operating lease assets, remeasurement of certain operating lease assets and liabilities based on a reassessment of the reasonably certain lease term, and the rejection of certain leases through the Bankruptcy Court. Since these accounting write offs are primarily related to the eventual closure of stores and other properties, the Company has summarized the impact on the unaudited interim Consolidated Statement of Operations in the table below for the three-month and six-month periods ended August 1, 2020, including the caption in which each item is recorded in the unaudited interim Consolidated Statement of Operations.

	Three Months Ended	Six Months Ended
(In millions)	August 1, 2020	August 1, 2020	Statement of Operations Line Item
Impairments of long-lived assets (see note 13)	$26	$75	Restructuring and management transition
Impairments of operating lease assets (see note 13)	2	50	Restructuring and management transition
Write off of closed store assets	1	1	Restructuring and management transition
Accelerated amortization of operating lease assets (see note 11)	11	11	SG&A
Accelerated depreciation of long-lived assets (1)	28	28	Depreciation and amortization
Gain on remeasurement of operating lease assets and operating lease liabilities (see notes 11 and 13)	(20)	(20)	Restructuring and management transition
Gain on store lease terminations from rejection of leases (see note 11)	(61)	(61)	Reorganization items, net
Gain on sale of closing store fixtures	(1)	(1)	Restructuring and management transition
Total	$(14)	$83

(1) Represents the incremental depreciation expense recorded during the respective period due to the reduced estimated useful life of the underlying long-lived assets

The accounting standards applicable to these adjustments to long-lived assets and operating lease assets and liabilities are based on various facts and circumstances over the period from a decision to close a store (as an indicator of impairment) to the cease use date and lease rejection approval from the Bankruptcy Court. These events drive the timing of recognition and the presentation location in the unaudited interim Consolidated Statement of Operations. At the point that an operating lease for a closing store is rejected and the Company ceases use of the property, all the store’s related long-lived assets will be written-off to their residual value and the store’s operating lease assets and liabilities will be written down to zero. However, under the applicable accounting standards, the write down of these assets and liabilities occurs at different points in time as these stores are eventually closed and the related store leases progress toward rejection. As of August 1, the Company has additional net long-lived assets of $50 million and net operating lease liabilities of $79 million, recorded on the unaudited interim Consolidated Balance Sheet, all related to stores that are currently scheduled for closing. These amounts are expected to be recorded as charges/gains to the statement of operations in future periods through the cease use date and Bankruptcy Court approval of the rejection of the lease, which is currently scheduled for October and November 2020.

3.  Global COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The COVID-19 pandemic has significantly impacted the economic conditions in the U.S. and globally. The Company announced the temporary closing of all stores effective March 19, 2020, along with most of its supply chain facilities; however, we continued to operate jcp.com and fulfill orders via three eCommerce fulfillment centers. Additionally, subsequent to temporarily closing all stores, the Company furloughed approximately 80,000 associates, including store and supply chain associates, as well as some corporate office associates

In late April 2020, the Company began re-opening stores with limited operating hours and staffing. The Company re-opened 11 stores in fiscal April, 464 stores in fiscal May and 366 stores in fiscal June. All open stores and facilities have implemented enhanced safety procedures and enhanced cleaning protocols to protect the health of our customers and associates. The majority of our stores continue to operate with limited hours and staffing. As of August 1, the Company has completed the closing of 7 stores and is in the process of closing 146 stores, has commenced going out of business sales in most of these stores and expects the majority of the total 153 stores to close by the end of October, with the remaining stores closing in November. As of August 31, 2020, approximately 18,000 associates remain on furlough.

The COVID-19 pandemic has, and continues to have, a material impact on the Company’s business operations, financial position, liquidity, capital resources and results of operations, including the Company’s filing of the Chapter 11 Cases. Because it is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, or the outcome of the Chapter 11 Cases, current financial information may not be indicative of future operating results.

4. Effect of New Accounting Standards
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

5. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Six Months Ended
(In millions, except per share data)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Earnings/(loss)
Net income/(loss)	$(398)	$(48)	$(944)	$(202)
Shares
Weighted average common shares outstanding (basic shares)	324.6	319.4	324.2	318.6
Adjustment for assumed dilution:
Stock options and restricted stock awards	—	—	—	—
Weighted average shares assuming dilution (diluted shares)	324.6	319.4	324.2	318.6
EPS
Basic	$(1.23)	$(0.15)	$(2.91)	$(0.63)
Diluted	$(1.23)	$(0.15)	$(2.91)	$(0.63)
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(Shares in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Stock options and restricted stock awards	9.9	24.7	15.1	23.6
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

The following table provides the components of Net sales for the three and six months ended August 1, 2020 and August 3, 2019:

	Three Months Ended				Six Months Ended
($ in millions)	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
Women’s apparel	$271	19%	$558	22%	$487	19%	$1,073	21%
Men’s apparel and accessories	289	21%	537	21%	502	20%	1,015	21%
Women’s accessories, including Sephora	219	16%	401	16%	389	16%	778	16%
Home	172	12%	246	10%	317	13%	551	11%
Footwear and handbags	147	11%	272	11%	264	11%	528	11%
Kid’s, including toys	108	8%	216	9%	193	8%	416	8%
Jewelry	90	6%	124	5%	165	7%	262	5%
Services and other	94	7%	155	6%	155	6%	325	7%
Total net sales	$1,390	100%	$2,509	100%	$2,472	100%	$4,948	100%
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

(in millions)	August 1, 2020	August 3, 2019	February 1, 2020
Gift cards	$109	$114	$136
Loyalty rewards	62	63	58
Total contract liability	$171	$177	$194

A rollforward of the amounts included in contract liability for the first six months of 2020 and 2019 are as follows:

(in millions)	2020	2019
Beginning balance	$194	$200
Current period gift cards sold and loyalty reward points earned	73	173
Net sales from amounts included in contract liability opening balances	(42)	(56)
Net sales from current period usage	(54)	(140)
Ending balance	$171	$177
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

The fair value of our interest rate swaps (see Note 8) are recorded in the unaudited interim Consolidated Balance Sheets as an asset or a liability based upon its change in fair values from its effective date. For swaps designated as cash flow hedges, the effective portion of the interest rate swaps' changes in fair values is reported in AOCI (see Note 10), and the ineffective portion is reported in net income/(loss). Amounts in AOCI are reclassified into net income/(loss) when the related interest payments affect earnings.

Quarterly, the Company evaluates the effectiveness of each hedging relationship. To continue to qualify for hedge accounting, the hedging instrument must continue to be highly effective and, for cash flow hedges, the forecasted transactions must continue to be probable of occurring. The Company's commencement of the Chapter 11 Cases (see Note 2) was deemed to be more likely than not as of May 2, 2020, the end of the Company’s fiscal first quarter. Accordingly, the Company determined that it was probable that the forecasted transactions would not occur and, therefore, the hedges were no longer effective. As a result, during first quarter of 2020, the Company recorded a charge of $77 million for discontinuance of hedge accounting, which included $58 million reclassified from AOCI.

On May 7, 2020, the Company did not make a scheduled interest payment on the aforementioned swap agreements and the agreements were cancelled. As of May 7, 2020, the fair value of the interest swaps was $77 million. The interest rate swaps liability is secured by the collateral of the 2017 Credit Facility (see Note 9) and is not subject to compromise. The interest rate swaps are no longer subject to fair value changes after May 7, 2020.

Information regarding the gross amounts of our derivative instruments in the unaudited interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	August 1, 2020 (1)	August 3, 2019 (1)	February 1, 2020 (1)	Balance Sheet Location	August 1, 2020 (1)	August 3, 2019 (1)	February 1, 2020 (1)

Interest rate swaps	Prepaid expenses and other	$—	$1	$—	Other accounts payable and accrued expenses	$77	$—	$—
Interest rate swaps	Other assets	—	—	—	Other liabilities	—	48	58
Total derivatives		$—	$1	$—		$77	$48	$58
(1) Derivatives as of August 1, 2020, were not designated as hedging instruments; derivatives as of August 3, 2019, and February 1, 2020, were designated as hedging instruments.
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

Interest Rate Swaps Measured on a Recurring Basis
The fair value of our interest rate swap agreements, prior to their cancellation, was valued in the market using discounted cash flow techniques, which use quoted market interest rates in discounted cash flow calculations that consider the instrument's term, notional amount, discount rate and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the fair value measurement hierarchy.

Other Non-Financial Assets Measured on a Non-Recurring Basis
As further discussed in Note 13, during second quarter of 2020, long-lived assets held and used with carrying value of $68 million were written down to their fair value of $42 million, and right-of-use assets with carrying value of $12 million were written down to a fair value of $10 million , resulting in asset impairment charges of $26 million and $2 million, respectively, totaling $28 million. During first quarter of 2020, long-lived assets held and used with a carrying value of $162 million were written down to their fair value of $113 million, and right-of-use lease assets with a carrying value of $140 million were written down to a fair value of $92 million, resulting in asset impairment charges of $49 million and $48 million, respectively, totaling $97 million. The fair value was determined based on a discounted cash flow approach. The significant inputs and assumptions used in the discounted cash flow approach included estimated market rentals for the related leases and a real estate-based discount rate and are classified as Level 3 in the fair value measurement hierarchy.

Also, as a result of the Company’s plans to reduce its store footprint during bankruptcy, during first quarter of 2020, indefinite-lived intangible assets with a carrying value of $275 million were written down to their fair value of $233 million, resulting in an asset impairment of $42 million. We evaluated the recoverability of our indefinite-lived intangible assets utilizing the relief from royalty method to determine the estimated fair value. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible assets. Key assumptions in determining relief from royalty include, among other things, discount rates, royalty rates, growth rates, sales projections and terminal value rates. The Company applied a weighted-average approach, which considered multiple scenarios with varying sales projections to estimate fair value. The fair value determined utilizing the relief from royalty method and the significant inputs related to valuing the intangible assets are classified as Level 3 in the fair value measurement hierarchy.

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

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	August 1, 2020		August 3, 2019		February 1, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs	$5,393	$2,721	$3,829	$2,373	$3,758	$2,464
The fair value of total debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of August 1, 2020, August 3, 2019, and February 1, 2020, the fair values of cash, cash equivalents and restricted cash, accounts payable, the DIP Credit Agreement and the 2017 Credit Facility approximated their carrying values due to the short-term nature of these instruments.
Concentrations of Credit Risk
We have no significant concentrations of credit risk.

9. Debt and Debt Subject to Compromise

($ in millions)	August 1, 2020	August 3, 2019	February 1, 2020
DIP Credit Agreement due November 2020	$900	$—	$—
Pre-petition debt - classified as a current liability
2017 Credit Facility (Matures 2022)	1,204	—	—
Pre-petition debt subject to compromise (1)
8.125% Senior Notes Due 2019	—	50	—
5.65% Senior Notes Due 2020	105	105	105
2016 Term Loan Facility (Matures in 2023)	1,102	1,561	1,540
5.875% Senior Secured Notes Due 2023	469	500	500
7.125% Debentures Due 2023	10	10	10
8.625% Senior Secured Second Priority Notes Due 2025	400	400	400
6.9% Notes Due 2026	2	2	2
6.375% Senior Notes Due 2036	388	388	388
7.4% Debentures Due 2037	313	313	313
7.625% Notes Due 2097	500	500	500
Total debt subject to compromise	3,289	—	—
Total debt	$5,393	3,829	3,758
Less: unamortized debt issuance costs		(43)	(37)
Less: current portion		(197)	(147)
Total long-term debt		$3,589	$3,574
(1) Liabilities subject to compromise must be reported at the amounts expected to be allowed claims by the Bankruptcy Court. The carrying value of the debt will be adjusted as claims are approved. As of August 1, 2020, we have written off unamortized debt issuances costs of $33 million to present the debt at the face value outstanding. The expense related to this write off is recorded within Reorganization items, net in the unaudited interim Consolidated Statement of Operations.

The commencement of the Chapter 11 Cases constitutes an event of default or termination event under all pre-petition debt of the Company. With the exception of the 2017 Credit Facility, all pre-petition debt is classified as liabilities subject to compromise. As a result of the default under the agreements comprising the 2017 Credit Facility agreements, the Company has classified the 2017 Credit Facility as a current liability. Any efforts to enforce payment obligations related to the Company’s outstanding debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Effective as of the Petition Date, the Company ceased recording interest expense on all debt subject to compromise, with the exception of the 2016 Term Loan Facility and the Senior Secured Notes. On June 5, 2020, and July 20, 2020, the Bankruptcy Court issued orders allowing the Debtors to make adequate protection payments for the 2017 Credit Facility, the 2016 Term Loan Facility and the Senior Secured Notes. The adequate protection payments represent interest otherwise due under the terms of those debt agreements and the Company continues to accrue and expense that interest. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt subject to compromise and not otherwise paid under adequate payments. For the second quarter 2020, contractual interest expense of $26 million has not been recorded in the financial statements.
Debtor-in-Possession Financing
Pursuant to the RSA, certain of the Consenting Stakeholders and/or their affiliates agreed to provide, on a committed basis, debtor-in-possession financing on the terms set forth therein. Following entry by the Bankruptcy Court of a final order on June 5, 2020, JCP, as borrower, and J. C. Penney and certain of its subsidiaries, as guarantors (together with JCP, the “Credit Parties”), entered into a Superpriority Senior Secured Debtor-In-Possession Credit and Guaranty Agreement (the “DIP Credit Agreement”) with the financial institutions identified therein as lenders (the “Lenders”), GLAS USA LLC, as administrative agent (the “Administrative Agent”), and GLAS Americas LLC, as collateral agent. The obligations under the DIP Credit Agreement are secured by substantially all of the real and personal property of the Credit Parties, subject to certain exceptions.

The DIP Credit Agreement provides for a superpriority secured debtor-in-possession credit facility comprised of term loans in an aggregate amount of up to $900 million of which (i) up to $450 million consists of “new money” loans that will be made available to JCP $225 million of which was provided to JCP on June 8, 2020, and $225 million was funded to an escrow account on July 9, 2020), and (ii) up to $450 million consists of certain pre-petition term loan and/or first lien notes obligations that are “rolled” into the DIP Credit Agreement $225 million of which were rolled into the DIP Facility on June 8, 2020, and $225 million of which were rolled into the DIP Credit Agreement on July 9, 2020). Of the total $450 million of pre-petition debt rolled into the DIP Credit Agreement, $419 million of the 2016 Term Loan and $31 million of the Senior Secured Notes were rolled into the DIP Credit Agreement. The pre-petition debt rolled into the DIP Credit Agreement was accounted for as a debt modification. Fees of $50 million, consisting of $45 million paid to the lenders and $5 million paid to the Company's advisors, were paid in connection with the signing of the DIP Credit Agreement, were all expensed during the second quarter of 2020 and are included in Reorganization items, net in the unaudited interim Consolidated Statement of Operations.

The DIP Credit Agreement matures on November 16, 2020, subject to earlier termination upon the occurrence of certain events specified in the DIP Credit Agreement. The proceeds of the DIP Credit Agreement will be used, in part, to provide incremental liquidity for working capital, to pay administrative costs, premiums, fees and expenses in connection with the DIP Credit Agreement and the administration of the Chapter 11 Cases, to make court approved payments in respect of pre-petition obligations and for other purposes consistent with the DIP Credit Agreement.

Loans under the DIP Credit Agreement bear interest at (i) if a Base Rate Loan, at the Base Rate (which is subject to a floor of 2.25%) plus 10.75% per annum or (ii) if a Eurodollar Rate Loan, at the Adjusted Eurodollar Rate (which is subject to a floor of 1.25%) plus 11.75% per annum. As of August 1, 2020, the interest rate on the DIP Credit Agreement was 13%. In addition, a 3% repayment fee due to the DIP lenders upon repayment of the DIP Credit Agreement will be accreted as interest expense over the DIP Credit Agreement term.

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

As previously reported, the Supermajority Lenders agreed to extend certain milestones under the DIP Credit Agreement to enable the Company and the Supermajority Lenders to continue discussions, including with respect to negotiating the sale to a third-party of all or substantially all of the assets of the Credit Parties comprising the operating company, pursuant to section 363 of the Bankruptcy Code. On September 10, 2020, the Company entered into a non-binding letter-of-intent (“LOI”) with the Ad Hoc Group, Simon Property Group and Brookfield Property Group that is generally consistent with the framework of the restructuring process contemplated in the RSA. Because the LOI is non-binding, and subject to definitive documentation that must be agreed upon by all parties and subsequently approved by the Bankruptcy Court, there is no assurance that the existing LOI will ultimately result in a final, approved sale or plan of reorganization.

Pre-Petition Debt
As of August 1, 2020, there was $1,204 million in outstanding borrowings under the Company's pre-petition senior secured asset-based revolving credit facility (the 2017 Credit Facility). Borrowings under the 2017 Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, plus an applicable interest rate margin varying depending on the Company’s utilization of the 2017 Credit Facility. The interest rate on the borrowings as of August 1, 2020, was 6.50%. The proceeds from the 2017 Credit Facility may be used for working capital needs or general corporate purposes. The Company’s option to elect which rate applies to the amounts outstanding under the 2017 Credit Facility requires the Company to designate each borrowing as either a base rate or LIBOR borrowing. The designation may be changed subsequent to the initial borrowing and are presented as proceeds and payments which offset in the unaudited interim Consolidated Statement of Cash Flows. During the first half of 2020, approximately $1.4 billion changed designation, which has zero net impact on the amounts that are outstanding under the 2017 Credit Facility. Following the commencement of the Chapter 11 Cases, we do not have access to additional cash borrowings under the revolving credit facility.

In April 2020, the Company did not make its scheduled payment of interest related to the 6.375% Senior Secured Notes Due 2036 and did not cure that default prior to commencement of the Chapter 11 Cases. During the period of the Chapter 11 Cases, the Company will make adequate protection payments, consisting of non-default interest and fees, in respect of the obligations under the outstanding 2016 Term Loan Facility and the Senior Secured Notes Due 2023. In respect of obligations under the 2017 Credit Facility, an additional 2% in default interest will be included in the adequate protection payments. All other interest payments on pre-petition outstanding debt have been suspended. Amounts incurred for adequate protection payments, representing interest on the 2017 Credit Facility, the 2016 Term Loan Facility, and the Senior Secured Notes, totaled $38 million for the second quarter of 2020. As noted above as provided for in the DIP Credit Agreement, $419 million of the 2016 Term Loan and $31 million of the Senior Secured Notes were rolled into the DIP Credit Agreement.
10. Accumulated Other Comprehensive Income/(Loss)

The following tables show the changes in accumulated other comprehensive income/(loss) balances for the six months ended August 1, 2020, and August 3, 2019:

(In millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 1, 2020	$(310)	$(12)	$(1)	$(64)	$(387)
Discontinuance of hedge accounting (1)	—	—	—	64	64
Other comprehensive income/(loss) before reclassifications	(41)	4	—	—	(37)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	3	(1)	—	2
August 1, 2020	$(351)	$(5)	$(2)	$—	$(358)
(1) Includes a $58 million charge reclassified to earnings and included in Discontinuance of hedge accounting and a $6 million charge reclassified to Income tax expense, both recorded during the first quarter of 2020.

(In millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 2, 2019	$(290)	$(22)	$(1)	$(15)	$(328)
ASU 2018-02 (Stranded Taxes) adoption	46	3	—	4	53
Other comprehensive income/(loss) before reclassifications	—	—	—	(39)	(39)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	4	—	(4)	—
August 3, 2019	$(244)	$(15)	$(1)	$(54)	$(314)
11. Leases

ASC 842 Leases, requires the remeasurement of the lease term upon the occurrence of a significant event or a change in circumstances that is within the control of the lessee that directly affects whether the lessee is reasonably certain to exercise or not to exercise an option to extend or terminate a lease. Following the filing of the Chapter 11 Cases on May 15, 2020, the Company remeasured certain leases based on a change in their reasonably certain lease term. The weighted average discount rate used for remeasuring the leases was 22.3%. As a result of the remeasurements, the Company reduced its operating lease assets by $95 million and its operating lease liabilities by $115 million, recording a gain of $20 million, which is included in Restructuring and management transition, net (see Note 13) in the unaudited interim Consolidated Statement of Operations.

During the second quarter of 2020, the Bankruptcy Court approved the rejection of certain leases that were primarily related to leases associated with stores closed prior to the commencement of the Chapter 11 Cases. In connection with the rejection of these leases, the Company reduced its operating lease assets by $46 million and its operating lease liabilities by $112 million, recording a gain of $66 million, which is included in Reorganization items, net (see Note 2) in the unaudited interim Consolidated Statement of Operations.

Additionally, in connection with scheduled store closures, during the second quarter, the Company accelerated the amortization of store operating lease assets of $11 million, which was recorded to SG&A expenses in the unaudited interim Consolidated Statement of Operations.
12. Retirement Benefit Plans
The components of net periodic pension expense/(income) for our non-contributory qualified defined benefit pension plan and supplemental pension plans were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Service cost	$8	$7	$16	$14

Other components of net periodic pension cost/(income):
Interest cost	26	33	52	66
Expected return on plan assets	(51)	(48)	(101)	(96)
Amortization of prior service cost	2	2	3	4
Amortization of net loss	1	—	1	—
Curtailment loss recognized	5	—	5	—
Special termination benefit cost recognized	94	—	94	—
	77	(13)	54	(26)
Net periodic pension expense/(income)	$85	$(6)	$70	$(12)

Service cost is included in SG&A in the unaudited Interim Consolidated Statements of Operations.

Primary Pension Plan Lump-Sum Payment Offer and VERP
In April 2020, the Company initiated a Voluntary Early Retirement Program (VERP) for approximately 4,300 eligible associates. Eligibility for the VERP included home office, stores and supply chain personnel who met certain criteria related to age and years of service as of October 23, 2019. The consideration period for eligible associates to accept the VERP ended on May 29, 2020. Based on the approximately 2,600 associates who elected to accept the VERP, we incurred a total charge of $94 million for enhanced retirement benefits. The enhanced retirement benefits increased the projected benefit obligation (PBO) of the Primary Pension Plan and the Supplemental Pension Plans by $85 million and $9 million, respectively. In addition, we incurred curtailment charges of $4 million related to our Primary Pension Plan and $1 million related to Supplemental Pension Plans as a result of the reduction in the expected years of future service related to these plans. As a result of these curtailments, the assets and the liabilities for our Primary Pension Plan and the liabilities of certain Supplemental Pension Plans were remeasured as of July 31, 2020. The discount rate used for the remeasurements was 2.64% compared to the fiscal year 2019 discount rate of 3.08%. The remeasurement and curtailment resulted in the PBO of our Primary Pension Plan increasing by $117 million and the related assets increasing by $74 million, and the PBO of our Supplemental Pension Plans decreasing by $0.4 million. As of July 31, 2020, the funded status of the Primary Pension Plan was 101% and is not impacted by the Chapter 11 Cases.

Other Unfunded Benefit Plans
The Company also sponsors other supplemental retirement plans, primarily the Supplemental Retirement Program, the Benefit Restoration Plan and the Mirror Savings Plan, that were unfunded as of the Petition Date. Liabilities for those plans total $165 million and have been classified as Liabilities subject to compromise in the unaudited interim Consolidated Balance Sheets.
13. Restructuring and Management Transition, Net

During the second quarter of 2020, the Company accrued severance costs related to store associates at announced closing stores and a reduction in workforce for home office, field management and international associates. Severance costs for the approximately 7,700 associates impacted totaled $28 million.

In connection with the anticipated commencement of the Chapter 11 Cases, the Company identified in the first quarter of 2020 certain leased stores it considered more likely than not would be permanently closed significantly before the end of their respective estimated useful lives. During the second quarter of 2020, the stores identified for permanent closure continued to evolve through the Chapter 11 Cases. The potential closing of stores is considered an indicator of impairment in accordance with ASC 360 Property, Plant and Equipment; accordingly, long-lived assets, including right-of-use lease assets, with indicators of impairment, are evaluated for recoverability. Assets that are not determined to be recoverable are assessed for impairment based on their current fair values. As a result of test for impairment during both first quarter 2020 and second quarter 2020, the Company recorded impairment charges of $97 million during first quarter of 2020, consisting of $49 million related to long-lived assets and $48 million related to right-of-use lease assets and the Company recorded impairment charges of $28 million during second quarter of 2020, consisting of $26 million related to long-lived assets and $2 million related to right-of-use lease assets.

In connection with store and other facility closures, during the second quarter of 2020, the Company wrote-off certain supply chain and field office lease related long-lived assets resulting in a charge of $16 million.

Similarly, during first quarter 2020, the Company determined that the combination of the macro economic impact of the COVID-19 pandemic, the contemplation of bankruptcy, and the expectations of permanent store closures represented an indicator of impairment related to the Company’s indefinite-lived intangible assets primarily associated with the Liz Claiborne family of trademarks and related intellectual property. As a result, the Company recorded an impairment of the intangible assets of $42 million during first quarter of 2020.

The Company also incurred expenses related to pre-petition debt restructuring advisory fees in the amount of $16 million and $8 million in the first and second quarters of 2020, respectively. The Company also recognized a gain of $20 million related to the remeasurement of certain operating lease assets and liabilities (see Note 11).

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
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Six Months Ended		Cumulative Amount From Program Inception Through August 1, 2020
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Home office and stores	$67	$4	$222	$23	$751
Management transition	—	3	—	4	269
Other	—	—	—	—	186
Total	$67	$7	$222	$27	$1,206

Activity for the restructuring and management transition liability for the six months ended August 1, 2020 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Total
February 1, 2020	$6	$2	$8
Charges	59	—	59
Cash payments	(34)	(1)	(35)
Move to liabilities subject to compromise	(2)	—	(2)
August 1, 2020	$29	$1	$30
14. Income Taxes

On March 27, 2020, the U.S. federal government passed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act contains many tax provisions including, but not limited to, accelerated alternative minimum tax ("AMT") refunds, payroll tax payment deferrals, employee retention credits, enhanced net operating loss ("NOL") carryback rules and an increase to the interest deduction limitation. The Company has considered the income tax provisions of the CARES Act in the tax benefit calculation for the six months ended August 1, 2020. The Company continues to monitor and analyze the CARES Act along with global legislation issued in response to the COVID-19 pandemic.

The net tax benefit of $7 million for the three months ended August 1, 2020, consisted of federal, state and foreign tax expense of $1 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, and a $9 million benefit due to the release of valuation allowance.

The net tax benefit of $67 million for the six months ended August 1, 2020, consisted of federal, state and foreign tax benefit of $1 million, $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, net tax benefit of $3 million resulting from statutory audit settlements and a $65 million benefit from the release of valuation allowance, primarily due to the generation of post-tax reform NOLs that do not expire.
As of August 1, 2020, we have approximately $2.5 billion of NOLs available for U.S. federal income tax purposes, which largely expire in 2032 through 2034, though about $383 million of the NOLs do not expire; $389 million of federal unused interest deductions that do not expire; and $76 million of tax credit carryforwards that expire at various dates through 2039. Additionally, we have state NOLs that are subject to various limitations and expiration dates beginning in 2020 through 2041 and are offset fully by valuation allowances. A valuation allowance of $786 million fully offsets the federal deferred tax assets resulting from the NOLs, unused interest deductions and tax credit carryforwards that expire at various dates through 2039. A valuation allowance of $268 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2041. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax planning strategies that we would make use of to accelerate taxable income to utilize expiring NOL and tax credit carryforwards. Accordingly, in the three months ended August 1, 2020, the valuation allowance net increase of $112 million consisted of net deferred tax assets created in the quarter primarily due to the increase in NOL carryforwards. Our ability to use our NOLs may become subject to limitation or may be reduced or eliminated in connection with the Chapter 11 Cases.
15. Litigation and Other Contingencies
Litigation
Chapter 11 Proceedings
On May 15, 2020, the Debtors filed the Chapter 11 Cases seeking relief under the Bankruptcy Code. The Company expects to continue operations in the normal course for the duration of the Chapter 11 Cases. In addition, subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors' Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors' bankruptcy estates, unless and until the
Bankruptcy Court modifies or lifts the automatic stay as to any such claim. See Note 2 for more information about the
Chapter 11 Cases.

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
Contingencies
As of August 1, 2020, we have an estimated accrual of $20 million related to potential environmental liabilities that is recorded in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet. This estimate covered potential liabilities primarily related to underground storage tanks and remediation of environmental conditions involving our former drugstore locations. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations, liquidity or capital resources.

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
This discussion is intended to provide information that will assist the reader in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, how operating results affect the financial condition and results of operations of our Company as a whole, as well as how certain accounting principles affect the financial statements. It should be read in conjunction with our consolidated financial statements as of February 1, 2020, and for the year then ended, related Notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), all contained in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (2019 Form 10-K). Unless otherwise indicated, all references to earnings/(loss) per share (EPS) are on a diluted basis and all references to years relate to fiscal years rather than to calendar years.

Business Update

During March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19), which continues to spread throughout the United States. In response to the COVID-19 pandemic, federal state and local governments in the U.S. reacted to the public health crisis by, among other things, issuing stay at home orders, implementing travel restrictions and mandating the closure of non-essential businesses. As a result, the Company closed all of its stores beginning March 19, 2020, and furloughed approximately 80,000 associates. Although a majority of these restrictions have been lifted in various states, regions and municipalities throughout the U.S., the COVID-19 pandemic continues to have a material impact on the Company’s business operations, financial position, liquidity, capital resources and results of operations. The scope and duration of the COVID-19 pandemic and the related disruption to our business and financial impacts cannot be reasonably estimated at this time.

In late April 2020, the Company began reopening stores and by the end of the second quarter of 2020, most stores had been reopened with limited operating hours and staffing levels. Additionally, the Company has completed the closure of 7 stores and is in the process of closing 149 stores, including 3 stores approved by the Bankruptcy Court on September 1, 2020. The Company has commenced closing sales in the majority of these locations and expects the majority of the 153 stores to close by the end of October 2020, with the remaining stores closing in November 2020. As of August 31, 2020, approximately 18,000 associates remain on furlough.

On May 15, 2020 (the Petition Date), as described in Note 2 to the unaudited Interim Consolidated Financial Statements, the Company and certain of its subsidiaries (the Debtors) commenced voluntary cases under Chapter 11 of the Bankruptcy Code. The Bankruptcy Court has granted a motion seeking joint administration of the Chapter 11 Cases. The Debtors continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and the orders of the Bankruptcy Court. Following the Petition Date, the Bankruptcy Court entered certain interim and final orders facilitating the Debtors’ operational transition into Chapter 11. These orders authorized the Debtors to, among other things, access cash collateral, pay employee wages and benefits, honor customer programs and pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date.

The Company and its lenders are engaged in continuing discussions regarding the restructuring process, including with respect to negotiating the sale to a third-party of all or substantially all of the assets of the Debtors comprising the operating company, pursuant to section 363 of the Bankruptcy Code. On September 10, 2020, the Company entered into a non-binding letter-of-intent (“LOI”) with certain lenders, Simon Property Group and Brookfield Property Group that is generally consistent with the framework of the restructuring process contemplated in the restructuring support agreement among the Debtors and certain lenders (see Note 2 to the unaudited interim Consolidated Financial Statements). Because the LOI is non-binding, and subject to definitive documentation that must be agreed upon by all parties and subsequently approved by the Bankruptcy Court, there is no assurance that the existing LOI will ultimately result in a final, approved sale or plan of reorganization.

As discussed in Note 1 to the unaudited interim Consolidated Financial Statements, the risks and uncertainties surrounding the COVID-19 pandemic and the Chapter 11 Cases, the defaults under our debt agreements, and our current financial condition, raise substantial doubt as to the Company’s ability to continue as a going concern. Future plans, including those in connection with the Chapter 11 Cases, are not yet finalized, fully executed or approved by the Bankruptcy Court, and therefore cannot be deemed probable of mitigating this substantial doubt within 12 months of the date of issuance of these financial statements. As a result of these risks and uncertainties, the amount and composition of our assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties, liquidity and capital resources included in this quarterly report may not accurately reflect our operations, properties, liquidity and capital resources following the Chapter 11 Cases.

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

Results of Operations

	Three Months Ended		Six Months Ended
($ in millions, except EPS)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Total net sales	$1,390	$2,509	$2,472	$4,948
Credit income and other	69	110	183	226
Total revenues	1,459	2,619	2,655	5,174
Total net sales increase/(decrease) from prior year	(44.6)%	(9.2)%	(50.0)%	(7.4)%
Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	919	1,585	1,732	3,215
Selling, general and administrative	470	870	1,042	1,726
Depreciation and amortization	161	137	296	284
Real estate and other, net	(5)	3	(7)	(2)
Restructuring and management transition	67	7	222	27
Total costs and expenses	1,612	2,602	3,285	5,250
Operating income/(loss)	(153)	17	(630)	(76)
Other components of net periodic pension cost/(income)	77	(13)	54	(26)
(Gain)/loss on extinguishment of debt	—	(1)	—	(1)
Net interest expense	67	74	142	147
Loss due to discontinuance of hedge accounting	—	—	77	—
Reorganization items, net	108	—	108	—
Income/(loss) before income taxes	(405)	(43)	(1,011)	(196)
Income tax expense/(benefit)	(7)	5	(67)	6
Net income/(loss)	$(398)	$(48)	$(944)	$(202)
Adjusted EBITDA (non-GAAP) (1)	$75	$160	$(112)	$234
Adjusted net income/(loss) (non-GAAP) (1)	$(146)	$(56)	$(477)	$(203)
Diluted EPS	$(1.23)	$(0.15)	$(2.91)	$(0.63)
Adjusted diluted EPS (non-GAAP) (1)	$(0.45)	$(0.18)	$(1.47)	$(0.64)
Ratios as a percentage of total net sales:
Cost of goods sold	66.1%	63.2%	70.1%	65.0%
SG&A	33.8%	34.7%	42.2%	34.9%
Operating income/(loss)	(11.0)%	0.7%	(25.5)%	(1.5)%

(1)See “Non-GAAP Financial Measures” for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

Total Net Sales

	Three Months Ended		Six Months Ended
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Total net sales	$1,390	$2,509	$2,472	$4,948
Sales percent increase/(decrease):
Total net sales	(44.6)%	(9.2)%	(50.0)%	(7.4)%

Total net sales for the second quarter of 2020 declined 44.6% compared to the second quarter of fiscal 2019. Total net sales for the first half of 2020 declined 50.0% compared to the first half of fiscal 2019. The decrease in net sales was primarily due to the temporary closure of all our stores in response to the COVID-19 pandemic beginning on March 19, 2020. A significant number of stores reopened in May and June with the most stores open during July with limited operating hours and staffing.

Given we temporarily closed all of our stores effective March 19, 2020 and the majority were not reopened until the end of June 2020, we are not presenting, or including a discussion on, comparable store sales for the three and six months ended August 1, 2020. We believe the conditions and continued impact resulting from the COVID-19 pandemic leading up to and following both the temporary closure and reopening of our stores do not accurately reflect the comparable store sales trends for the period or are indicative of future operating results.

Store Count
The following table compares the number of stores for the three and six months ended August 1, 2020, and August 3, 2019:

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
JCPenney department stores
Beginning of period	846	861	846	864
New stores opened	—	—	—	—
Permanently closed stores	(7)	(15)	(7)	(18)
End of period (1) (2)	839	846	839	846
(1)Gross selling space, including selling space allocated to services and licensed departments, was 93 million square feet as of August 1, 2020, and 93 million square feet as of August 3, 2019.
(2)All stores were temporarily closed beginning March 19,2020, and most stores had reopened by the end of the second quarter of 2020 with limited operating hours and staffing levels.

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

For the second quarters of 2020 and 2019, we recognized income of $69 million and $110 million, respectively, pursuant to our agreement with Synchrony. For the first half of 2020 and 2019, we recognized income of $183 million and $226 million, respectively. Credit income declined in the first half of 2020 compared to the same period of 2019 primarily due to a $41 million decline in second quarter 2020, corresponding to the decline in sales and lower net profit sharing due to the COVID-19 pandemic.

Cost of Goods Sold
Cost of goods sold, exclusive of depreciation and amortization, for the three months ended August 1, 2020, was $919 million, a decrease of $666 million compared to $1,585 million for the three months ended August 3, 2019. Cost of goods sold as a percentage of total net sales was 66.1% for the three months ended August 1, 2020, compared to 63.2% for the three months ended August 3, 2019, an increase of 290 basis points. Cost of goods sold for the six months ended August 1, 2020, was $1,732 million, a decrease of $1,483 million compared to $3,215 million for the six months ended August 3, 2019. Cost of goods sold as a percentage of total net sales was 70.1% for the six months ended August 1, 2020, compared to 65.0% for the six months ended August 3, 2019, an increase of 510 basis points. The increases in cost of goods sold as a percentage of net sales were due to lower allowances from suppliers during each period and increased markdowns in the second quarter 2020, primarily markdowns related to going out of business sales in our closing stores.

SG&A Expenses
For the three months ended August 1, 2020, SG&A expenses were $470 million compared to $870 million in the corresponding period of 2019. SG&A expenses as a percentage of total net sales for the second quarter of 2020 decreased to 33.8% compared to 34.7% in the second quarter of 2019. For the six months ended August 1, 2020, SG&A expenses were $1,042 million compared to $1,726 million in the corresponding period of 2019. SG&A expenses as a percentage of total net sales for the first half of 2020 increased to 42.2% compared to 34.9% in the first half of 2019.

The year-over-year decreases in SG&A dollars for the three months and six months ended August 1, 2020, resulted primarily from the actions taken by the Company to reduce expenses to mitigate the impact of sales losses due to the temporary store closures. Year-over-year savings for the three and six month periods of 2020 include payroll, payroll related and incentive compensation savings of approximately $274 million and $460 million, respectively, primarily due to associate furloughs and reduced staffing levels in reopened stores. Additional year-over-year savings include approximately $100 million and $183 million from reduced advertising and store operating expenses, for the three and six month periods of 2020, respectively. During the second quarter of 2020, SG&A expenses included approximately $11 million of accelerated amortization of lease assets related to closing stores.

Depreciation and Amortization Expense
Depreciation and amortization expense was $161 million and $137 million for the three months ended August 1, 2020 and August 3, 2019, respectively. Depreciation and amortization increased $24 million in 2020 from 2019 due to accelerated depreciation of fixed assets and leasehold improvements of approximately $28 million associated with the 153 closing stores previously noted.

Depreciation and amortization expense was $296 million and $284 million for the six months ended August 1, 2020 and August 3, 2019, respectively.
Restructuring and Management Transition
The composition of restructuring and management transition charges were as follows:

	Three Months Ended		Six Months Ended
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Home office and stores	$67	$4	$222	$23
Management transition	—	3	—	4
Total	$67	$7	$222	$27

During the three and six months ended August 1, 2020, we recorded $67 million and $222 million, respectively, of costs related to our store and home office expenses. Costs during the first half of 2020 include an impairment of long-lived assets and operating lease assets of $125 million, an impairment of indefinite-lived intangible assets of $42 million, charges of $16 million for the write off of certain long-lived assets related to store and other facility closings, and severance costs of $28 million related to announced store closings and a reduction in workforce for home office, field management and international associates. The Company also incurred $24 million of expenses related to pre-petition debt restructuring advisory fees in the first half of 2020. See Notes 8 and 13 to the unaudited interim Consolidated Financial Statements.

Costs during the six months ended August 3, 2019 include store impairments related to announced store closures of $14 million and accelerated depreciation of $2 million, employee termination benefits of $4 million and store related closing costs of $3 million.

Operating Income/(Loss)
For the second quarter of 2020, we reported an operating loss of $153 million compared to operating income of $17 million in the second quarter of 2019.

For the first half of 2020, we reported an operating loss of $630 million compared to an operating loss of $76 million in the first half of 2019.

Other Components of Net Periodic Pension Cost/(Income)
Other components of net periodic pension cost/(income) was $77 million and $(13) million for the three months ended August 1, 2020, and August 3, 2019, respectively and $54 million and $(26) million for the six months ended August 1, 2020, and August 3, 2019, respectively. During second quarter 2020, the Company recorded a $94 million charge to Other components of net periodic pension cost/(income) relate to the VERP. See note 12 to the unaudited interim Consolidated Financial Statements for additional information regarding the VERP.

Net Interest Expense
Net interest expense for the second quarter of 2020 was $67 million compared to $74 million in the second quarter of 2019. As further discussed in Note 9 to the unaudited interim Consolidated Financial Statements, the Company is currently accruing and paying interest on the DIP Credit Agreement, the 2017 Credit Facility, the 2016 Term Loan and the Senior Secured Notes. Interest on the remaining outstanding debt is not being accrued or paid. Unrecognized contractual interest expense totaled $26 million during second quarter 2020.

Net interest expense for the first half of 2020 was $142 million compared to $147 million in the first half of 2019.
Reorganization Items, Net
Any expenses, gains or losses that are realized or incurred as of or subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are recorded under Reorganization items, net in our unaudited interim Consolidated Statement of Operations. For the three and six months ended August 1, 2020, Reorganization items, net were $108 million and consisted of the following items:

(In millions)	August 1, 2020
Advisor fees	$64
Debtor-in-possession financing fees	50
Write-off of pre-petition unamortized debt issuance costs	33
Employee retention	21
Gains on lease terminations	(66)
Other	6
Total reorganization items, net	$108

Income Taxes
The net tax benefit of $7 million for the three months ended August 1, 2020, consisted of federal, state and foreign tax expense of $1 million, $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, and a $9 million benefit due to the release of valuation allowance.

The net tax benefit of $67 million for the six months ended August 1, 2020, consisted of federal, state and foreign tax benefits of $1 million, $2 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, net tax benefit of $3 million resulting from state audit settlements and a $65 million benefit due to the release of valuation allowance.

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

The following non-GAAP financial measures are adjusted to exclude reorganization items, restructuring and management transition charges, other components of net periodic pension cost/(income), the loss due to discontinuance of hedge accounting, the net (gain)/loss on the sale of non-operating assets and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps. Unlike other operating expenses, reorganization items, restructuring and management transition charges, other components of net periodic pension cost/(income), the loss due to discontinuance of hedge accounting, the net (gain)/loss on the sale of non-operating assets and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps are not directly related to our ongoing core business operations, which consist of selling merchandise and services to consumers through our department stores and our website at jcp.com. Further, our non-GAAP adjustments are for non-operating associated activities such as store impairments included in restructuring and management transition charges. Additionally, other components of net periodic pension cost/(income) is determined using numerous complex assumptions about changes in pension assets and liabilities that are subject to factors beyond our control, such as market volatility.  We believe it is useful for investors to understand the impact of reorganization items, restructuring and management transition charges, other components of net periodic pension cost/(income), the loss due to discontinuance of hedge accounting, the net (gain)/loss on the sale of non-operating assets and the tax impact for the allocation of income taxes to other comprehensive income items related to our pension plans and interest rate swaps on our financial results and therefore are presenting the following non-GAAP financial measures: (1) adjusted EBITDA; (2) adjusted net income/(loss); and (3) adjusted earnings/(loss) per share-diluted.

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which is a non-GAAP financial measure:

	Three Months Ended		Six Months Ended
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income/(loss)	$(398)	$(48)	$(944)	$(202)
Add: Net interest expense	67	74	142	147
Add: (Gain)/loss on extinguishment of debt	—	(1)	—	(1)
Add: Loss due to discontinuance of hedge accounting	—	—	77	—
Add: Income tax expense/(benefit)	(7)	5	(67)	6
Add: Depreciation and amortization	161	137	296	284
Add: Restructuring and management transition charges	67	7	222	27
Add: Other components of net periodic pension cost/(income)	77	(13)	54	(26)
Add: Reorganization items, net	108	—	108	—
Less: Net (gain)/loss on the sale of non-operational assets	—	(1)	—	(1)
Adjusted EBITDA (non-GAAP)	$75	$160	$(112)	$234
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended		Six Months Ended
($ in millions, except per share data)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income/(loss)	$(398)	$(48)	$(944)	$(202)
Diluted EPS	$(1.23)	$(0.15)	$(2.91)	$(0.63)
Add: Restructuring and management transition charges (1)	67	7	222	27
Add: Other components of net periodic pension cost/(income) (1)	77	(13)	54	(26)
Add: Loss due to discontinuance of hedge accounting (2)	—	—	83	—
Add: (Gain)/loss on extinguishment of debt (1)	—	(1)	—	(1)
Add: Reorganization items, net	108	—	108	—
Less: Net (gain)/loss on sale of non-operating assets (1)	—	(1)	—	(1)
Adjusted net income/(loss) (non-GAAP)	$(146)	$(56)	$(477)	$(203)
Adjusted diluted EPS (non-GAAP)	$(0.45)	$(0.18)	$(1.47)	$(0.64)
(1) Adjustments reflect no tax effect due to the impact of the Company's tax valuation allowance.
(2) Adjustment reflects $6 million reclassified to income tax expense from accumulated other comprehensive income.

Liquidity and Capital Resources

During the Chapter 11 Cases, our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and cash available under the DIP Credit Agreement. Our cash flows may be impacted by many factors including the economic environment, consumer confidence, competitive conditions in the retail industry, the success of our strategies and the continued uncertainties of the COVID-19 pandemic on the Company’s operations. Following the commencement of the Chapter 11 Cases we no longer have access to a revolving credit facility. During second quarter 2020 the Company entered into the DIP Credit Agreement, which provided $450 million of new money, $225 million of which remains in escrow pending achievement of certain milestones. We may be required to repay the amount in such escrow account in excess of $50 million if such milestones are not met. Refer to Note 9 to the unaudited interim Consolidated Financial Statements for a full description of the financing terms related to the funding under the DIP Credit Agreement.

We ended the second quarter of 2020 with $1,483 million of cash, cash equivalents and restricted cash. Restricted cash of $452 million consists primarily of the $225 million of DIP Credit Agreement proceeds held in escrow noted above, cash collateral related to the 2017 Credit Facility, and amounts in escrow for professional fees due upon emergence as required under the DIP Credit Agreement. The cash collateral related to the 2017 Credit Facility fluctuates depending on the value of the asset collateral described in the agreement, primarily inventory, on the Company's balance sheet. Upon reopening our stores in second quarter 2020, our cash flows from operating activities improved on a year-to-date basis from an outflow of $814 million for the three months ended May 2, 2020, to an outflow of $445 million for the six months ended August 1, 2020, an improvement of $369 million during second quarter 2020. This improvement in cash flows resulted from the reopening of our stores during second quarter 2020 and reductions in SG&A expenses.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Six Months Ended
($ in millions)	August 1, 2020	August 3, 2019
Net cash provided by/(used in) operating activities (GAAP)	$(445)	$1
Add:
Proceeds from sale of operating assets	1	12
Less:
Capital expenditures (1)	(43)	(146)
Free cash flow (non-GAAP)	$(487)	$(133)

Net cash provided by/(used in) investing activities (2)	$(42)	$(133)
Net cash provided by/(used in) financing activities	$1,584	$(26)

(1)As of the end of the second quarters of 2020 and 2019, we had accrued capital expenditures of $18 million, $12 million of which was pre-petition, and $28 million, respectively.
(2)Net cash provided by/(used in) investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.

For the six months ended August 1, 2020, free cash flow was an outflow of $487 million compared to an outflow of $133 million for the same period of the prior year. The increase in the outflow resulted primarily from the effect of the COVID-19 pandemic and the related temporary store closures. The $487 million outflow for the six months ended August 1,2020, is an improvement of $360 million from the $847 million free cash flow outflow through the first quarter of 2020, as the Company reopened stores in the second quarter 2020 and reduced SG&A expenses.
Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity. Due to the COVID-19 pandemic, the results of operations and cash flows for the six months ended August 1, 2020, are not necessarily indicative of the results for future quarters or the entire year.

Cash flow from operating activities for the six months ended August 1, 2020, declined $446 million to an outflow of $445 million compared to an inflow of $1 million for the same period in 2019 primarily due to the temporary closure of all stores beginning March 19, 2020. In late April 2020, the Company began reopening stores and by the end of July 2020, most stores had reopened with limited operating hours and staffing levels.

Merchandise inventory decreased $580 million, or 23.5%, to $1,891 million as of the end of the second quarter of 2020 compared to $2,471 million as of the end of the second quarter of 2019 and decreased $275 million from year-end 2019, as a result of the deferral of supplier shipments due to the closing of stores and resulting decline in sales. Merchandise payables decreased $642 million as of the end of the second quarter of 2020 compared to the corresponding prior year period and decreased $550 million from year end 2019. The decline in merchandise payables primarily resulted from the reclassification of pre-petition amounts to Liabilities subject to compromise, deferred purchases and receipts of inventory, and a rise in advance or on delivery payments for merchandise during the second quarter of 2020.

Following the temporary store closures in March 2020, companies issuing credit cards accepted by the Company for consumer sales transactions withheld $63 million in cash as of August 1, 2020, to be held as additional reserves. These reserves were established in accordance with the various credit card agreements and are recorded in prepaid expenses and other.

Investing Activities
Investing activities for the six months ended August 1, 2020 resulted in cash outflows of $42 million compared to outflows of $133 million for the same six month period of 2019, primarily due to the decrease of cash capital spending during the months subsequent to the temporary store closures in order to conserve liquidity. In addition, as of the end of the second quarters of 2020 and 2019, we had $18 million, $12 million of which was pre-petition, and $28 million, respectively, of accrued capital expenditures. Cash capital expenditures related primarily to investments in our store environment and store facility improvements and investments in information technology in both our home office and stores.

Investing activities for the six months ended August 3, 2019, related primarily to investments in our store environment and store facility improvements and investments in information technology in both our home office and stores. We received construction allowances from landlords of $4 million in the first half of 2019 to fund a portion of the capital expenditures related to store leasehold improvements.

Financing Activities
For the six months ended August 1, 2020, cash flows from financing activities were an inflow of $1,584 million compared to an outflow of $26 million for the same prior year period. During the first six months of 2020, the Company had net borrowings of $1,204 million under its 2017 Credit Facility, primarily drawn to enhance liquidity at the onset of the COVID-19 pandemic.

Additionally, in connection with the Chapter 11 Cases and under the DIP Credit Agreement, the Company borrowed $450 million of new money, of which $225 million was funded to the Company on June 8, 2020 and $225 million was funded to an escrow account on July 9, 2020. The Company also incurred $50 million in DIP financing costs associated with the borrowing. Refer to Note 9 to the unaudited interim Consolidated Financial Statements for a full description of the financing terms related to the funding under the DIP Credit Agreement.

For the six months ended August 1, 2020, we paid $19 million in required principal payments on outstanding debt prior to commencement of the Chapter 11 Cases.

Cash Flow Outlook
We believe that our existing liquidity, including cash on hand, funds generated from ongoing operations and availability of cash under the DIP Credit Agreement will be adequate to fund anticipated cash requirements through the Chapter 11 Cases.

Credit Ratings
Credit rating agencies periodically review our capital structure and the quality and stability of our earnings.  Rating agencies consider, among other things, changes in operating performance, comparable store sales, the economic environment, conditions in the retail industry, financial leverage and changes in our business strategy in their rating decisions.  Downgrades to our long-term credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings. Following the commencement of the Chapter 11 Cases (see Note 2 to the unaudited Interim Consolidated Financial Statements), all three credit rating agencies, Fitch Ratings, Moody’s Investor Service, Inc. and Standard & Poor’s Ratings Services, lowered their issue-level ratings on the Company to a ‘Default’ status rating. Additionally, and subsequent to downgrading the Company's issue-level rating to 'Default' and pursuant to our voluntary Chapter 11 filing, all three of the aforementioned credit rating agencies withdrew their issued credit ratings and outlook and have discontinued their rating coverage of the Company.
Contractual Obligations and Commitments
Aggregate information about our obligations and commitments to make future payments under contractual or contingent arrangements was disclosed in the 2019 Form 10-K. These obligations and commitments have been impacted by the Chapter 11 Cases. See Note 2 and Note 9 to the unaudited interim Consolidated Financial Statements.
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
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are discussed in Note 4 to the unaudited Interim Consolidated Financial Statements.
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. Due to the COVID-19 pandemic, the results of operations and cash flows for the six months ended August 1, 2020, are not necessarily indicative of the results for future quarters or the entire year.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at August 1, 2020, are similar to those disclosed in the 2019 Form 10-K except for the following sentence. The filing of the Chapter 11 Cases permitted the counterparties to our derivative instruments to terminate their outstanding interest rate hedges, and certain of our counterparties elected to exercise their right to terminate. Refer to Note 6 - “Derivative Financial Instruments” in the notes to the unaudited Interim Consolidated Financial Statements for more information on the effect of these terminations on our financial position and results of operations.
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

We have appropriately implemented Financial Accounting Standards Board Accounting Standard Codification Topic No. 852 - Reorganizations (ACS 852) during the quarter and have prepared the unaudited interim Consolidated Financial Statements and disclosures in accordance with ASC 852.

The remote working of our associates and the corresponding remote closing of our books due to the COVID-19 pandemic, as well as the distractions of the Chapter 11 Cases, did not have a material impact on our ability to maintain control over financial reporting and our disclosure controls and procedures for the three months ended August 1, 2020. There were no changes in our internal control over financial reporting during second quarter ended August 1, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Long-lived assets, primarily property and equipment, and right-of-use lease assets are reviewed at the store level at least annually for impairment, or whenever changes in circumstances indicate that a full recovery of net asset values through future cash flows is in question. We also assess the recoverability of indefinite-lived intangible assets at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Our impairment review requires us to make estimates and projections regarding, but not limited to, sales, operating profit and future cash flows. If our operating performance reflects a sustained decline, we may be exposed to significant asset impairment charges in future periods, which could be material to our results of operations. Impairment charges, if any, resulting from the periodic testing are non-cash. We recognized impairment charges of $167 million related to our intangible assets, right-of-use assets and long-lived assets during the six months ended August 1, 2020. Additional charges may result from additional store closures based on the Debtors' review or rejection of other leases and contracts, or due to changes in other factors or circumstances, including deterioration in the macroeconomic environment or in the retail industry, deterioration in our performance or our future projections as a result of the Chapter 11 Cases or otherwise, if actual results are not consistent with our estimates and assumptions used in the impairment analyses, or changes in our plans for one or more indefinite-lived intangible assets. The impairment analyses are particularly sensitive to changes in the projected revenue growth rate and the assumed weighted-average cost of capital or other discount rates. Changes to these key assumptions could result in revisions of management's estimates of the fair value of the indefinite-lived intangible assets, or long-lived assets or right-of-use lease assets and could result in impairment charges in the future, which could be material to our results of operations.

Our ability to use our net operating loss carryforwards (“NOLs”) may become subject to limitation, or may be reduced or eliminated, in connection with the implementation of a plan of reorganization. We have adopted a stockholders’ rights agreement and the Bankruptcy Court has entered an order that are each designed to protect our NOLs until a plan of reorganization is consummated.

Generally, a company generates NOLs if the operating expenses it has incurred exceed the revenues it has earned during a single tax year. A company may apply, or “carry forward,” NOLs to reduce future tax payments (subject to certain conditions and limitations). We currently estimate that, as of August 1, 2020, we had U.S. federal NOLs of approximately $2.5 billion. The majority of these NOLs (expiring in 2032 through 2034) arose prior to December 31, 2017 and are available to offset future taxable income without limitation. NOLs arising after December 31, 2017 are only available to offset up to 80% of our future taxable income in any given taxable year beginning after 2020.

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

Item 6. Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 20, 2016	8-K	001-15274	3.1	7/21/2016
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
4.1	Order Approving Notification and Hearing Procedures for Certain Transfers of and Declarations of Worthlessness with Respect to Common Stock	8-K	001-15274	4.1	5/18/2020
10.1	Restructuring Support Agreement	8-K	001-15274	10.1	5/18/2020
10.2	Debtor-in-Possession Commitment Letter	8-K	001-15274	10.2	5/18/2020
10.3	Superpriority Senior Secured Debtor-In-Possession Credit and Guaranty Agreement, dated as of June 8, 2020, by and among J. C. Penney Corporation, Inc., as Borrower, J. C. Penney Company, Inc. and Certain Subsidiaries of J. C. Penney Company, Inc., as Guarantors, Various Lenders thereto, GLAS USA LLC, as Administrative Agent, and GLAS Americas LLC, as Collateral Agent	8-K	001-15274	10.1	6/10/2020
10.4	First Amendment to Restructuring Support Agreement, effective as of July 14, 2020					†
10.5	Waiver to Superpriority Senior Secured Debtor-In-Possession Credit and Guaranty Agreement, dated July 14, 2020					†
10.6	Waiver to Superpriority Senior Secured Debtor-In-Possession Credit and Guaranty Agreement, dated July 31, 2020					†
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/ Steve Whaley
Steve Whaley Senior Vice President, Principal Accounting Officer and Controller (Principal Accounting Officer)
Date: September 10, 2020