Form 10-Q
period 2020-10-31
J C PENNEY CO INC
filed 2020-12-10
CIK 1166126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 322,897,689 shares of Common Stock of 50 cents par value, as of December 4, 2020.

J. C. PENNEY COMPANY, INC.
(Debtor-in-Possession)
FORM 10-Q
For the Quarterly Period Ended October 31, 2020

Part I. Financial Information
Item 1. Unaudited Interim Consolidated Financial Statements

J. C. PENNEY COMPANY, INC.
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Total net sales	$1,675	$2,384	$4,147	$7,332
Credit income and other	83	116	266	342
Total revenues	1,758	2,500	4,413	7,674

Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,178	1,541	2,909	4,756
Selling, general and administrative (SG&A)	579	854	1,621	2,580
Depreciation and amortization	167	131	462	415
Real estate and other, net	—	(1)	(6)	(3)
Restructuring and management transition	13	9	236	36
Total costs and expenses	1,937	2,534	5,222	7,784
Operating income/(loss)	(179)	(34)	(809)	(110)
Other components of net periodic pension cost/(income)	(10)	(13)	44	(39)
(Gain)/loss on extinguishment of debt	—	—	—	(1)
Net interest expense	96	73	238	220
Loss due to discontinuance of hedge accounting	—	—	77	—
Reorganization items, net	102	—	210	—
Income/(loss) before income taxes	(367)	(94)	(1,378)	(290)
Income tax expense/(benefit)	1	(1)	(66)	5
Net income/(loss)	$(368)	$(93)	$(1,312)	$(295)
Earnings/(loss) per share:
Basic	$(1.13)	$(0.29)	$(4.04)	$(0.92)
Diluted	$(1.13)	$(0.29)	$(4.04)	$(0.92)
Weighted average shares – basic	325.1	320.9	324.6	319.3
Weighted average shares – diluted	325.1	320.9	324.6	319.3
See the accompanying notes to the unaudited interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income/(loss)	$(368)	$(93)	$(1,312)	$(295)
Other comprehensive income/(loss), net of tax:
Currency translations (1)	—	—	(1)	—
Cash flow hedges (2)	—	(6)	—	(49)
Net actuarial gain/(loss) arising during the period (3)	(17)	—	(58)	—
Prior service credit/(cost) arising during the period (4)	—	—	4	—
Amortization of pension prior service (credit)/cost (5)	1	2	4	6
Total other comprehensive income/(loss), net of tax	(16)	(4)	(51)	(43)
Total comprehensive income/(loss), net of tax	$(384)	$(97)	$(1,363)	$(338)

(1)Net of $0 million of tax in the nine months ended October 31, 2020.
(2)Net of $0 million in tax in the three and nine months ended November 2, 2019. Pre-tax amounts of $(1) million and $(5) million in the three and nine months ended November, 2, 2019, respectively, were recognized in net interest expense in the unaudited Interim Consolidated Statements of Operations.
(3)Net of $0 million of tax in the three and nine months ended October 31, 2020.
(4)Net of $0 million of tax in the three and nine months ended October 31, 2020.
(5)Net of $0 million of tax in each of the three and nine months ended October 31, 2020, and November 2, 2019. Pre-tax amounts of $1 million and $2 million in the three months ended October 31, 2020, and November 2, 2019, respectively, were recognized in Other components of net periodic pension cost/(income) in the unaudited interim Consolidated Statements of Operations. Additionally, pre-tax amounts of $4 million and $6 million in the nine months ended October 31, 2020, and November 2, 2019, were recognized in Other components of net periodic pension cost/(income) in the unaudited interim Consolidated Statements of Operations.

See the accompanying notes to the unaudited interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
(Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31, 2020	November 2, 2019	February 1, 2020
(In millions, except per share data)	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash in banks and in transit	$195	$147	$108
Cash short-term investments	476	10	278
Restricted cash	515	—	—
Cash, cash equivalents and restricted cash	1,186	157	386
Merchandise inventory	1,907	2,934	2,166
Prepaid expenses and other	610	285	174
Total current assets	3,703	3,376	2,726
Property and equipment (net of accumulated depreciation of $3,457, $3,268 and $3,095)	3,037	3,548	3,488
Operating lease assets	753	942	998
Prepaid pension	16	175	120
Other assets	625	658	657
Total Assets	$8,134	$8,699	$7,989
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Merchandise accounts payable	$252	$1,105	$786
Other accounts payable and accrued expenses	805	899	931
Current operating lease liabilities	—	78	68
Debtor-in-possession financing	900	—	—
Current portion of long-term debt	1,264	147	147
Total current liabilities	3,221	2,229	1,932
Noncurrent operating lease liabilities	—	1,113	1,108
Long-term debt	—	4,011	3,574
Deferred taxes	41	117	116
Other liabilities	284	361	430
Total liabilities not subject to compromise	3,546	7,831	7,160
Liabilities subject to compromise	5,063	—	—
Stockholders’ (Deficit) Equity
Common stock (1)	161	160	160
Additional paid-in capital	4,719	4,720	4,723
Reinvested earnings/(accumulated deficit)	(4,981)	(3,694)	(3,667)
Accumulated other comprehensive income/(loss)	(374)	(318)	(387)
Total Stockholders’ (Deficit) Equity	(475)	868	829
Total Liabilities and Stockholders’ (Deficit) Equity	$8,134	$8,699	$7,989

(1)1.25 billion shares of common stock are authorized with a par value of $0.50 per share. The total shares issued and outstanding were 322.8 million, 320.0 million and 320.5 million as of October 31, 2020, November 2, 2019, and February 1, 2020, respectively.
See the accompanying notes to the unaudited interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(Unaudited)

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' (Deficit) Equity
February 1, 2020	320.5	$160	$4,723	$(3,667)	$(387)	$829
Net income /(loss)	—	—	—	(546)	—	(546)
Discontinuance of hedge accounting	—	—	—	—	64	64
Stock-based compensation and other	1.4	1	2	(2)	—	1
May 2, 2020	321.9	161	4,725	(4,215)	(323)	348
Net income /(loss)	—	—	—	(398)	—	(398)
Other comprehensive income/(loss)	—	—	—	—	(35)	(35)
Stock-based compensation and other	0.5		(4)	—	—	(4)
August 1, 2020	322.4	161	4,721	(4,613)	(358)	(89)
Net income/(loss)	—	—	—	(368)	—	(368)
Other comprehensive income/(loss)	—	—	—	—	(16)	(16)
Stock-based compensation and other	0.4	—	(2)	—	—	(2)
October 31, 2020	322.8	$161	$4,719	$(4,981)	$(374)	$(475)

(In millions)	Number of Common Shares	Common Stock	Additional Paid-in Capital	Reinvested Earnings/(Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
February 2, 2019	316.1	$158	$4,713	$(3,373)	$(328)	$1,170
ASC 842 (Leases) and ASU 2018-02 (Stranded Taxes) adoption (1)	—	—	—	(26)	53	27
Net Income /(loss)	—	—	—	(154)	—	(154)
Other comprehensive income /(loss)	—	—	—	—	(11)	(11)
Stock-based compensation and other	0.7	—	2	—	—	2
May 4, 2019	316.8	158	4,715	(3,553)	(286)	1,034
Net income/(loss)	—	—	—	(48)	—	(48)
Other comprehensive income/(loss)	—	—	—	—	(28)	(28)
Stock-based compensation and other	0.9	1	4	—	—	5
August 3, 2019	317.7	159	4,719	(3,601)	(314)	963
Net income/(loss)	—	—	—	(93)	—	(93)
Other comprehensive income/(loss)	—	—	—	—	(4)	(4)
Stock-based compensation and other	2.3	1	1	—	—	2
November 2, 2019	320.0	$160	$4,720	$(3,694)	$(318)	$868
(1)Represents the cumulative-effect adjustments

See the accompanying notes to the unaudited interim Consolidated Financial Statements.

J. C. PENNEY COMPANY, INC.
(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
($ in millions)	October 31, 2020	November 2, 2019
Cash flows from operating activities
Net income/(loss)	$(1,312)	$(295)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Restructuring and management transition	163	20
Reorganization items, net	28	—
Net (gain)/loss on sale of non-operating assets	—	(1)
Net (gain)/loss on sale of operating assets	—	2
(Gain)/loss on extinguishment of debt	—	(1)
Discontinuance of hedge accounting	77	—
Depreciation and amortization	462	415
Benefit plans	59	(44)
Stock-based compensation	(2)	9
Deferred taxes	(67)	(5)
Change in cash from:
Inventory	259	(497)
Prepaid expenses and other	(428)	(109)
Merchandise accounts payable	(42)	258
Income taxes	(1)	3
Accrued expenses and other	6	(61)
Net cash provided by/(used in) operating activities	(798)	(306)
Cash flows from investing activities
Capital expenditures	(59)	(226)
Net proceeds from sale of non-operating assets	—	1
Net proceeds from sale of operating assets	12	14
Insurance proceeds received for damage to property and equipment	1	—
Net cash provided by/(used in) investing activities	(46)	(211)
Cash flows from financing activities
Proceeds from debtor-in-possession financing	450	—
Proceeds from borrowings under the credit facility	2,735	1,827
Payments of borrowings under the credit facility	(1,471)	(1,398)
Payments of finance leases and note payable	(1)	(2)
Payments of long-term debt	(19)	(86)
Debtor-in-possession financing fees	(50)	—
Proceeds from stock issued under stock plans	—	1
Tax withholding payments for vested restricted stock	—	(1)
Net cash provided by/(used in) financing activities	1,644	341
Net increase/(decrease) in cash, cash equivalents and restricted cash	800	(176)
Cash and cash equivalents at beginning of period	386	333
Cash, cash equivalents and restricted cash at end of period	$1,186	$157

Supplemental cash flow information
Income taxes received/(paid), net	$(2)	$(8)
Interest received/(paid), net	(233)	(230)
Supplemental non-cash investing and financing activity
Increase/(decrease) in other accounts payable related to purchases of property and equipment and software	1	(18)
Remeasurement of leased assets and lease obligations	(107)	77

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

Fiscal Year
Our fiscal year ends on the Saturday closest to January 31. As used herein, “three months ended October 31, 2020” and “third quarter of 2020” refer to the 13-week period ended October 31, 2020, and “three months ended November 2, 2019” and “third quarter of 2019” refer to the 13-week period ended November 2, 2019. "Nine months ended October 31, 2020" and "nine months ended November 2, 2019" refer to the 39-week periods ended October 31, 2020 and November 2, 2019, respectively. Fiscal years 2020 and 2019 contain 52 weeks.
Basis of Consolidation
All significant inter-company transactions and balances have been eliminated in consolidation. Certain reclassifications were made to prior period amounts to conform to the current period presentation.
Ability to Continue as a Going Concern
The unaudited interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to significant uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, we may sell, or otherwise dispose of or liquidate, assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying unaudited interim Consolidated Financial Statements. Further, a Chapter 11 plan of reorganization is likely to materially change the amounts and classifications of assets and liabilities reported in our unaudited interim Consolidated Balance Sheet as of October 31, 2020. In addition, the COVID-19 pandemic (see Note 3) has, and continues to have, a material impact on the Company’s business operations, financial position, liquidity, capital resources and results of operations. The risks and uncertainties surrounding the Chapter 11 Cases and the COVID-19 pandemic, the defaults under our debt agreements (see Note 9), and our financial condition, raise substantial doubt as to the Company’s ability to continue as a going concern.

As discussed in Note 16, Subsequent Events, on November 24, 2020, the Bankruptcy Court orally approved the Company's plan of reorganization, which effectively will sell/distribute substantially all operating assets through the Asset Purchase Agreement (defined below) and the Company will wind down, once the transactions outlined in the Asset Purchase Agreement are consummated, through the liquidation of any remaining assets and liabilities. Our unaudited interim Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary due to the Company's inability to continue as a going concern.
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

Certain subsidiary entities are not debtors under the Chapter 11 Cases. However, condensed combined financial statements of the Debtors are not presented in the notes to the unaudited interim Consolidated Financial Statements as the assets and liabilities, operating results and cash flows of the non-debtor entities included in the unaudited interim Consolidated Financial Statements are insignificant and, therefore, the unaudited interim Consolidated Financial Statements presented herein materially represent the condensed combined financial statements of the debtor entities for all periods presented. As of October 31, 2020, total assets, total liabilities and net income of the non-debtor entities represents 0.7%, 0.2%, and (0.7)% of total consolidated assets, liabilities and net income, respectively. As of October 31, 2020, the non-debtor entities have intercompany receivables and intercompany payables from/to the debtor entities of $28.8 million and $0.0 million, respectively.

Restricted Cash
Amounts included in restricted cash represent those required to be set aside by a contractual agreement or requirements of the Bankruptcy Court. Amounts included in restricted cash as of October 31, 2020 include:

(In Millions)	October 31, 2020
DIP financing funded to escrow pending resolution of contingencies (see Note 9)	$225
Cash collateral in escrow under the requirements of the 2017 Revolving Credit Facility	195
Cash deposited into escrow to pay bankruptcy professional fees upon emergence	78
Other	17
Total restricted cash	$515
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

The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Following the Petition Date, the Bankruptcy Court entered certain interim and final orders facilitating the Debtors’ operational transition into Chapter 11. These orders authorized the Debtors to, among other things, access cash collateral, pay employee wages and benefits, honor customer programs and pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date. These orders are significant because they allow the Debtors to operate their businesses in the normal course.

Prior to the commencement of the Chapter 11 Cases, on May 15, 2020, the Debtors entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with members of an ad hoc group of lenders and noteholders (the “Ad Hoc Group”) that held approximately 70 percent of the Debtors’ first lien debt as of such date. On or about June 7, 2020, additional lenders and noteholders (collectively, and together with the Ad Hoc Group, the “Consenting Stakeholders”) executed the RSA. As of such date, the Consenting Stakeholders held approximately 93 percent of the Debtors’ prepetition first lien debt. The RSA contemplated a restructuring process that would establish both a financially sustainable operating company and a real estate investment trust. On September 10, 2020, the Company entered into a non-binding letter-of-intent (“LOI”) with the Ad Hoc Group, Simon Property Group and Brookfield Property Group that is generally consistent with the framework of the restructuring process contemplated in the RSA. On October 28, 2020, the Company, together with certain of its subsidiaries, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Copper Retail JV LLC, an entity formed by and under the control of Simon Property Group and Brookfield Property Group, and Copper Bidco LLC, an entity that is controlled by the lenders under the Superpriority Senior Secured Debtor-In-Possession Credit and Guaranty Agreement and the other holders of the Debtors’ first lien debt.

Please see Note 16 for additional information regarding the completion of certain of the transactions contemplated by the Asset Purchase Agreement and the approval of the plan of reorganization.

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

The following table presents Liabilities subject to compromise as reported in the unaudited interim Consolidated Balance Sheet at October 31, 2020:

(In millions)	October 31, 2020
Debt (1)	$3,289
Operating leases (including $91 million in landlord damage claims related to rejected leases)	944
Merchandise accounts payable	492
Other accounts payable and accrued expenses	188
Other liabilities	116
Accrued interest	34
Total liabilities subject to compromise	$5,063

(1) Please see Note 9 for details of the pre-petition debt reported as liabilities subject to compromise.

Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code the Debtors may assume, assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and fulfillment of other applicable conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such contract and, subject to certain exceptions, relieves the Debtors from performing future obligations under such contract but entitles the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Alternatively, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease, if any, and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this report, including where applicable quantification of the Company’s obligations under such executory or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. See Note 11 for additional information regarding the rejection of certain leases.

Reorganization Items, Net
Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of the following for the quarter ended October 31, 2020:

	Three Months Ended	Nine Months Ended
(In millions)	October 31, 2020	October 31, 2020
Advisor fees	$73	$137
Debtor-in-possession financing fees	—	50
Write-off of pre-petition unamortized debt issuance costs	—	33
Employee retention	11	32
(Gain)/loss on lease terminations, net of landlord damage claims	11	(55)
Other	7	13
Total reorganization items, net (1)	$102	$210
(1) Cash paid for reorganization items, net for the three months ended October 31, 2020, was $73 million, which includes $47 million in advisor fees and $19 million for employee retention payments.

Store Asset Related Charges/Gains
In conjunction with our restructuring process that began toward the end of the first quarter of 2020 and continued into the second and third quarters with the bankruptcy proceedings, the Company identified certain properties to be considered, and designated, for closing. Additionally, the filing of the Chapter 11 Cases and other restructuring considerations have resulted in various impairment analyses, the reassessment and remeasurement of certain reasonably certain lease terms and the reconsideration of the amortization periods for leasehold improvements and related fixed assets. The effects of these actions during 2020, resulted in multiple adjustments to store-related and other assets, including right-of-use lease assets and lease liabilities for the three-month and nine-month periods ended October 31, 2020. These adjustments included impairments of long-lived assets, impairments of operating lease assets, remeasurement of certain operating lease assets and liabilities based on a reassessment of the reasonably certain lease term, and the rejection of certain leases through the Bankruptcy Court. Since these accounting write offs are primarily related to actual, or the eventual, closure of stores and other properties, the Company summarized the impact on the unaudited interim Consolidated Statement of Operations in the table below for the three-month and nine-month periods ended October 31, 2020, including the caption in which each item is recorded in the unaudited interim Consolidated Statement of Operations.

	Three Months Ended	Nine Months Ended
(In millions)	October 31, 2020	October 31, 2020	Statement of Operations Line Item
Impairments of long-lived assets (see note 13)	$—	$75	Restructuring and management transition
Impairments of operating lease assets (see note 13)	—	50	Restructuring and management transition
Write off of store assets	—	1	Restructuring and management transition
Accelerated amortization of operating lease assets (see note 11)	2	13	SG&A
Accelerated depreciation of long-lived assets (1)	46	74	Depreciation and amortization
Gain on remeasurement of operating lease assets and operating lease liabilities (see notes 11 and 13)	—	(20)	Restructuring and management transition
(Gain)/loss on store lease terminations from rejection of leases, net (see note 11)	11	(50)	Reorganization items, net
Gain on sale of closed stores	(3)	(3)	Restructuring and management transition
Gain on sale of closing store fixtures	(7)	(8)	Restructuring and management transition
Total	$49	$132

(1) Represents the incremental depreciation expense recorded during the respective period due to the reduced estimated useful life of the underlying long-lived assets

The accounting standards applicable to these adjustments to long-lived assets and operating lease assets and liabilities are based on various facts and circumstances over the period from a decision to close a store (as an indicator of impairment) to the cease use date and sale or lease rejection approval from the Bankruptcy Court. These events drive the timing of recognition and the presentation location in the unaudited interim Consolidated Statement of Operations. At the point that an operating lease for a closing store is rejected and the Company ceases use of the property, the store’s related long-lived assets will be written-off to their residual value and the store’s operating lease assets and liabilities will be written down to zero. However, under the applicable accounting standards, the write down of these assets and liabilities occurs at different points in time as these stores are eventually closed and the related store leases progress toward rejection.

3.  Global COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The COVID-19 pandemic has significantly impacted the economic conditions in the U.S. and globally. The Company announced the temporary closing of all stores effective March 19, 2020, along with most of its supply chain facilities; however, we continued to operate jcp.com and fulfill orders via three eCommerce fulfillment centers. Additionally, subsequent to temporarily closing all stores, the Company furloughed approximately 80,000 associates, including store and supply chain associates, as well as some corporate office associates.

In late April 2020, the Company began re-opening stores with limited operating hours and staffing. The Company re-opened 11 stores in fiscal April, 464 stores in fiscal May and 366 stores in fiscal June. All open stores and facilities have implemented enhanced safety procedures and enhanced cleaning protocols to protect the health of our customers and associates. The majority of our stores continue to operate with limited hours and staffing. As of October 31, 2020, the Company completed the closing of 153 stores and is in the process of closing 3 additional stores. Going out of business sales have been completed at all of these stores, with the final three stores closing in November 2020. As of October 31, 2020, less than 1,000 associates remain on furlough.

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

5. Earnings/(Loss) per Share
Net income/(loss) and shares used to compute basic and diluted earnings/(loss) per share (EPS) are reconciled below:

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Earnings/(loss)
Net income/(loss)	$(368)	$(93)	$(1,312)	$(295)
Shares
Weighted average shares assuming dilution (basic and diluted shares)	325.1	320.9	324.6	319.3
EPS
Basic	$(1.13)	$(0.29)	$(4.04)	$(0.92)
Diluted	$(1.13)	$(0.29)	$(4.04)	$(0.92)
The following average potential shares of common stock were excluded from the diluted EPS calculation because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(Shares in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Stock options and restricted stock awards	9.6	23.8	11.8	23.7
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

The following table provides the components of Net sales for the three and nine months ended October 31, 2020 and November 2, 2019:

	Three Months Ended				Nine Months Ended
($ in millions)	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
Women’s apparel	$342	20%	$509	21%	$829	20%	$1,582	21%
Men’s apparel and accessories	340	20%	524	22%	842	20%	1,539	21%
Women’s accessories, including Sephora	230	14%	328	14%	619	15%	1,106	15%
Home	187	11%	229	10%	504	12%	780	11%
Footwear and handbags	164	10%	281	12%	428	10%	809	11%
Kid’s, including toys	169	10%	253	11%	362	9%	669	9%
Jewelry	126	8%	106	4%	291	7%	368	5%
Services and other	117	7%	154	6%	272	7%	479	7%
Total net sales	$1,675	100%	$2,384	100%	$4,147	100%	$7,332	100%
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

(in millions)	October 31, 2020	November 2, 2019	February 1, 2020
Gift cards	$102	$110	$136
Loyalty rewards	67	63	58
Total contract liability	$169	$173	$194

A rollforward of the amounts included in contract liability for the first nine months of 2020 and 2019 are as follows:

(in millions)	2020	2019
Beginning balance	$194	$200
Current period gift cards sold and loyalty reward points earned	114	246
Net sales from amounts included in contract liability opening balances	(54)	(71)
Net sales from current period usage	(85)	(202)
Ending balance	$169	$173
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

Information regarding the gross amounts of our derivative instruments in the unaudited interim Consolidated Balance Sheets is as follows:

	Asset Derivatives at Fair Value				Liability Derivatives at Fair Value
($ in millions)	Balance Sheet Location	October 31, 2020 (1)	November 2, 2019 (1)	February 1, 2020 (1)	Balance Sheet Location	October 31, 2020 (1)	November 2, 2019 (1)	February 1, 2020 (1)

Interest rate swaps	Prepaid expenses and other	$—	$—	$—	Other accounts payable and accrued expenses	$77	$—	$—
Interest rate swaps	Other assets	—	—	—	Other liabilities	—	53	58
Total derivatives		$—	$—	$—		$77	$53	$58
(1) Derivatives as of October 31, 2020, were not designated as hedging instruments; derivatives as of November 2, 2019, and February 1, 2020, were designated as hedging instruments.
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

Other Financial Instruments
Carrying values and fair values of financial instruments that are not carried at fair value in the unaudited Interim Consolidated Balance Sheets are as follows:

	October 31, 2020		November 2, 2019		February 1, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt, excluding unamortized debt issuance costs	$5,453	$2,517	$4,198	$2,993	$3,758	$2,464
The fair value of total debt was estimated by obtaining quotes from brokers or was based on current rates offered for similar debt. As of October 31, 2020, November 2, 2019, and February 1, 2020, the fair values of cash, cash equivalents and restricted cash, accounts payable, the DIP Credit Agreement and the 2017 Credit Facility approximated their carrying values due to the short-term nature of these instruments.
Concentrations of Credit Risk

We have no significant concentrations of credit risk.
9. Debt and Debt Subject to Compromise

($ in millions)	October 31, 2020	November 2, 2019	February 1, 2020
DIP Credit Agreement	$900	$—	$—
Pre-petition debt - classified as a current liability
2017 Credit Facility (Matures 2022)	1,264	429	—
Pre-petition debt subject to compromise (1)
5.65% Senior Notes Due 2020	105	105	105
2016 Term Loan Facility (Matures in 2023)	1,102	1,551	1,540
5.875% Senior Secured Notes Due 2023	469	500	500
7.125% Debentures Due 2023	10	10	10
8.625% Senior Secured Second Priority Notes Due 2025	400	400	400
6.9% Notes Due 2026	2	2	2
6.375% Senior Notes Due 2036	388	388	388
7.4% Debentures Due 2037	313	313	313
7.625% Notes Due 2097	500	500	500
Total debt subject to compromise	3,289	—	—
Total debt	$5,453	4,198	3,758
Less: unamortized debt issuance costs		(40)	(37)
Less: current portion		(147)	(147)
Total long-term debt		$4,011	$3,574
(1) Liabilities subject to compromise must be reported at the amounts expected to be allowed claims by the Bankruptcy Court. The carrying value of the debt will be adjusted as claims are approved. As of October 31, 2020, we have written off unamortized debt issuances costs of $33 million to present the debt at the face value outstanding. The expense related to this write off is recorded within Reorganization items, net in the unaudited interim Consolidated Statement of Operations.

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

Effective as of the Petition Date, the Company ceased recording interest expense on all debt subject to compromise, with the exception of the 2016 Term Loan Facility and the Senior Secured Notes. On June 5, 2020, and July 20, 2020, the Bankruptcy Court issued orders allowing the Debtors to make adequate protection payments for the 2017 Credit Facility, the 2016 Term Loan Facility and the Senior Secured Notes. The adequate protection payments represent interest otherwise due under the terms of those debt agreements and the Company continues to accrue and expense that interest. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt subject to compromise and not otherwise paid under adequate protection payments. For the three months and nine months ended October 31, 2020, contractual interest expense of $31 million and $57 million, respectively, has not been recorded in the unaudited interim Consolidated Financial Statements.
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

The DIP Credit Agreement provides for a superpriority secured debtor-in-possession credit facility comprised of term loans in an aggregate amount of up to $900 million of which (i) up to $450 million consists of “new money” loans that will be made available to JCP ($225 million of which was provided to JCP on June 8, 2020, and $225 million was funded to an escrow account on July 9, 2020), and (ii) up to $450 million consists of certain pre-petition term loan and/or first lien notes obligations that are “rolled” into the DIP Credit Agreement ($225 million of which was rolled into the DIP Facility on June 8, 2020, and $225 million of which was rolled into the DIP Credit Agreement on July 9, 2020). Of the total $450 million of pre-petition debt rolled into the DIP Credit Agreement, $419 million of the 2016 Term Loan and $31 million of the Senior Secured Notes were rolled into the DIP Credit Agreement. The pre-petition debt rolled into the DIP Credit Agreement was accounted for as a debt modification. Fees of $50 million, consisting of $45 million paid to the lenders and $5 million paid to the Company's advisors, were paid in connection with the signing of the DIP Credit Agreement, were all expensed during the second quarter of 2020 and are included in Reorganization items, net in the unaudited interim Consolidated Statement of Operations.

The proceeds of the DIP Credit Agreement were used, in part, to provide incremental liquidity for working capital, to pay administrative costs, premiums, fees and expenses in connection with the DIP Credit Agreement and the administration of the Chapter 11 Cases, to make court approved payments in respect of pre-petition obligations and for other purposes consistent with the DIP Credit Agreement.

Loans under the DIP Credit Agreement bear interest at (i) if a Base Rate Loan, at the Base Rate (which is subject to a floor of 2.25%) plus 10.75% per annum or (ii) if a Eurodollar Rate Loan, at the Adjusted Eurodollar Rate (which is subject to a floor of 1.25%) plus 11.75% per annum. As of October 31, 2020, the interest rate on the DIP Credit Agreement was 13%. In addition, a 3% repayment fee due to the DIP lenders upon repayment of the DIP Credit Agreement will be accreted as interest expense over the DIP Credit Agreement term. Pursuant to the DIP Credit Agreement Amendment (defined below), interest on the loans will cease to accrue effective upon the consummation of the OpCo 363 Sale (as defined below).

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

On September 10, 2020, the Company entered into a non-binding letter-of-intent (“LOI”) with the Ad Hoc Group, Simon Property Group and Brookfield Property Group that is generally consistent with the framework of the restructuring process contemplated in the RSA. On October 28, 2020, the Company, together with certain of its subsidiaries, entered into the Asset Purchase Agreement with Copper Retail JV LLC, an entity formed by and under the control of Simon Property Group and Brookfield Property Group, and Copper Bidco LLC, an entity that is controlled by the lenders under the Superpriority Senior Secured Debtor-In-Possession Credit and Guaranty Agreement and the other holders of the Debtors’ first lien debt. Please see Note 16 for additional information regarding the completion of certain of the transactions contemplated by the Asset Purchase Agreement and the approval of the plan of reorganization.

In connection with the consummation of the OpCo 363 Sale (as defined below), on December 7, 2020, the Credit Parties and certain of the DIP Lenders entered into a Limited and Specific Waiver to the DIP Credit Agreement (the “DIP Credit Agreement Amendment”) to, among other things, (i) extend the maturity of the DIP Credit Agreement to April 1, 2021, (ii) waive certain reporting requirements of the Company and JCP thereunder, and (iii) eliminate certain other covenants no longer applicable to the Credit Parties.

Pre-Petition Debt
As of October 31, 2020, there was $1,264 million in outstanding borrowings under the Company's pre-petition senior secured asset-based revolving credit facility (the 2017 Credit Facility). Borrowings under the 2017 Credit Facility bear interest, at the Company’s option, at a base rate or LIBOR, plus an applicable interest rate margin varying depending on the Company’s utilization of the 2017 Credit Facility. The interest rate on the borrowings as of October 31, 2020, was 6.50%. The proceeds from the 2017 Credit Facility may be used for working capital needs or general corporate purposes. The Company’s option to elect which rate applies to the amounts outstanding under the 2017 Credit Facility requires the Company to designate each borrowing as either a base rate or LIBOR borrowing. The designation may be changed subsequent to the initial borrowing and are presented as proceeds and payments which offset in the unaudited interim Consolidated Statement of Cash Flows. During the first half of 2020, approximately $1.4 billion changed designation, which has zero net impact on the amounts that are outstanding under the 2017 Credit Facility. Following the commencement of the Chapter 11 Cases, we do not have access to additional cash borrowings under the revolving credit facility.
In April 2020, the Company did not make its scheduled payment of interest related to the 6.375% Senior Secured Notes Due 2036 and did not cure that default prior to commencement of the Chapter 11 Cases. During the period of the Chapter 11 Cases, the Company will make adequate protection payments, consisting of non-default interest and fees, in respect of the obligations under the outstanding 2016 Term Loan Facility and the Senior Secured Notes Due 2023. In respect of obligations under the 2017 Credit Facility, an additional 2% in default interest will be included in the adequate protection payments. All other interest payments on pre-petition outstanding debt have been suspended. Amounts incurred for adequate protection payments, representing interest on the 2017 Credit Facility, the 2016 Term Loan Facility, and the Senior Secured Notes, totaled $45 million and $83 million for the three and nine months ended October 31, 2020.. As noted above as provided for in the DIP Credit Agreement, $419 million of the 2016 Term Loan and $31 million of the Senior Secured Notes were rolled into the DIP Credit Agreement.
10. Accumulated Other Comprehensive Income/(Loss)

The following tables show the changes in accumulated other comprehensive income/(loss) balances for the nine months ended October 31, 2020, and November 2, 2019:

(In millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 1, 2020	$(310)	$(12)	$(1)	$(64)	$(387)
Discontinuance of hedge accounting (1)	—	—	—	64	64
Other comprehensive income/(loss) before reclassifications	(58)	4	—	—	(54)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	4	(1)	—	3
October 31, 2020	$(368)	$(4)	$(2)	$—	$(374)
(1) Includes a $58 million charge reclassified to earnings and included in Discontinuance of hedge accounting and a $6 million charge reclassified to Income tax expense, both recorded during the first quarter of 2020.

(In millions)	Net Actuarial Gain/(Loss)	Prior Service Credit/(Cost)	Foreign Currency Translation	Gain/(Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income/(Loss)
February 2, 2019	$(290)	$(22)	$(1)	$(15)	$(328)
ASU 2018-02 (Stranded Taxes) adoption	46	3	—	4	53
Other comprehensive income/(loss) before reclassifications	—	—	—	(44)	(44)
Amounts reclassified from accumulated other comprehensive income/(loss)	—	6	—	(5)	1
November 2, 2019	$(244)	$(13)	$(1)	$(60)	$(318)
11. Leases
During the second quarter of 2020, following the filing of the Chapter 11 Cases on May 15, 2020, the Company remeasured certain leases based on a change in their reasonably certain lease term. The weighted average discount rate used for remeasuring the leases was 22.3%. As a result of the remeasurements, during second quarter 2020, the Company reduced its operating lease assets by $95 million and its operating lease liabilities by $115 million, recording a gain of $20 million, which is included in restructuring and management transition, net (see Note 13) in the unaudited interim Consolidated Statement of Operations.

Additionally, in connection with scheduled store closures, the Company accelerated the amortization of store operating lease assets, net of any lease incentive amortization, of $11 million in the second quarter of 2020 and $2 million in the third quarter of 2020, which were recorded to SG&A expenses in the unaudited interim Consolidated Statement of Operations.

During the second and third quarters of 2020, the Bankruptcy Court approved the rejection of certain leases that primarily related to stores closed during the quarter prior to their original contractual termination date. In the second quarter, the Company reduced its operating lease assets by $46 million and its operating lease liabilities by $112 million, recording a gain of $66 million, which is included in Reorganization items, net (see Note 2) in the unaudited interim Consolidated Statement of Operations. In the third quarter, the Company reduced its operating lease liabilities by $80 million, recorded as a gain and included in reorganization items, net (see Note 2) in the unaudited interim Consolidated Statement of Operations. The gain was offset by estimated landlord damage claims of $91 million related to the rejected leases and recorded to Reorganization items, net, resulting in a net loss of $11 million related to the rejected leases. The $91 million landlord damage claim liability is included in Liabilities subject to compromise in the unaudited interim Consolidated Balance Sheet (see Note 2).

12. Retirement Benefit Plans
The components of net periodic pension expense/(income) for our non-contributory qualified defined benefit pension plan and supplemental pension plans were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Service cost	$5	$7	$21	$21

Other components of net periodic pension cost/(income):
Interest cost	23	33	75	99
Expected return on plan assets	(50)	(48)	(151)	(144)
Amortization of prior service cost	1	2	4	6
Settlement expense	16	—	16	—
Amortization of net loss	—	—	1	—
Curtailment loss recognized	—	—	5	—
Special termination benefit cost recognized	—	—	94	—
	(10)	(13)	44	(39)
Net periodic pension expense/(income)	$(5)	$(6)	$65	$(18)

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

During the third quarter of 2020, we remeasured the Plan assets and liabilities as a result of settlement accounting and recognized settlement expense of $16 million. Settlement accounting was due to lump-sum payment activity to retirees and other separated associates primarily as a result of the VERP, store closures, and other reduction in workforce initiatives executed earlier in the year. The lump-sum payments reduced our pension obligation by $215 million. The discount rate used for the remeasurement as of October 31, 2020 was 3.00% compared to the July 2020 remeasurement discount rate of 2.64%. Following these payments and the completion of the remeasurement of plan assets and liabilities, the Plan's funded status is 100% as of October 31, 2020. Please see Note 16, Subsequent Events, for additional information regarding the Plan.

Other Unfunded Benefit Plans
The Company also sponsors other supplemental retirement plans, primarily the Supplemental Retirement Program, the Benefit Restoration Plan and the Mirror Savings Plan, that were unfunded as of the Petition Date. Liabilities for those plans total $166 million and have been classified as Liabilities subject to compromise in the unaudited interim Consolidated Balance Sheets.
13. Restructuring and Management Transition, Net

During the third quarter of 2020, the Company incurred $13 million of charges, net, related to restructuring costs. These restructuring costs consisted primarily of severance costs of $7 million related to previously announced store closures and approximately 870 additional associates in supply chain and store locations, and store liquidation service provider fees of $14 million related to the closing stores, offset by $7 million in gains from the sale of closing store fixtures.

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
The composition of restructuring and management transition charges was as follows:

	Three Months Ended		Nine Months Ended		Cumulative Amount From Program Inception Through October 31, 2020
($ in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Home office and stores	$13	$8	$236	$31	$764
Management transition	—	1	—	5	269
Other	—	—	—	—	186
Total	$13	$9	$236	$36	$1,219

Activity for the restructuring and management transition liability for the nine months ended October 31, 2020 was as follows:

($ in millions)	Home Office and Stores	Management Transition	Total
February 1, 2020	$6	$2	$8
Charges	71	—	71
Cash payments	(60)	(1)	(61)
Move to liabilities subject to compromise	(1)	(1)	(2)
October 31, 2020	$16	$—	$16
14. Income Taxes

On March 27, 2020, the U.S. federal government passed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The CARES Act contains many tax provisions including, but not limited to, accelerated alternative minimum tax ("AMT") refunds, payroll tax payment deferrals, employee retention credits, enhanced net operating loss ("NOL") carryback rules and an increase to the interest deduction limitation. The Company has considered the income tax provisions of the CARES Act in the tax benefit calculation for the nine months ended October 31, 2020. The Company continues to monitor and analyze the CARES Act along with global legislation issued in response to the COVID-19 pandemic.

The net tax expense of $1 million for the three months ended October 31, 2020, consisted of $1 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets.

The net tax benefit of $66 million for the nine months ended October 31, 2020, consisted of federal, state and foreign tax benefit of $1 million, $3 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, net tax benefit of $3 million resulting from statutory audit settlements and a $65 million benefit from the release of valuation allowance, primarily due to the generation of post-tax reform NOLs that do not expire.
As of October 31, 2020, we have approximately $2.7 billion of NOLs available for U.S. federal income tax purposes, which largely expire in 2032 through 2034, though about $615 million of the NOLs do not expire; $473 million of federal unused interest deductions that do not expire; and $76 million of tax credit carryforwards that expire at various dates through 2039. Additionally, we have state NOLs that are subject to various limitations and expiration dates beginning in 2020 through 2041 and are offset fully by valuation allowances. A valuation allowance of $866 million fully offsets the federal deferred tax assets resulting from the NOLs, unused interest deductions and tax credit carryforwards that expire at various dates through 2039. A valuation allowance of $274 million fully offsets the deferred tax assets resulting from the state NOL carryforwards that expire at various dates through 2041. In assessing the need for the valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As a result of our periodic assessment, our estimate of the realization of deferred tax assets is solely based on the future reversals of existing taxable temporary differences and tax credit carryforwards. Accordingly, in the three months ended October 31, 2020, the valuation allowance net increase of $86 million consisted of net deferred tax assets created in the quarter primarily due to the increase in NOL carryforwards. Our ability to use our NOLs may become subject to limitation or may be reduced or eliminated in connection with the Chapter 11 Cases.

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
Contingencies
As of October 31, 2020, we have an estimated accrual of $20 million related to potential environmental liabilities that is recorded in Other accounts payable and accrued expenses and Other liabilities in the unaudited Interim Consolidated Balance Sheet. This estimate covered potential liabilities primarily related to underground storage tanks and remediation of environmental conditions involving our former drugstore locations. We continue to assess required remediation and the adequacy of environmental reserves as new information becomes available and known conditions are further delineated. If we were to incur losses at the estimated amount, we do not believe that such losses would have a material effect on our financial condition, results of operations, liquidity or capital resources.

16. Subsequent Events
Completion of Acquisition and Disposition of Assets
As previously reported, on October 28, 2020, the Company, together with certain of its subsidiaries (collectively, the “Sellers”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Copper Retail JV LLC (“OpCo Purchaser”), an entity formed by and under the control of Simon Property Group, L.P. and Brookfield Asset Management Inc., and Copper Bidco LLC (“PropCo Purchaser” and, together with OpCo Purchaser, the “Purchasers”), an entity that is controlled by the DIP Lenders and the other holders of the Debtors’ first lien debt. Pursuant to the Asset Purchase Agreement, as part of a credit bid by GLAS USA LLC, as administrative agent under the DIP Agreement, and Wilmington Trust, National Association, as first lien agent, at the direction of a majority of the Debtors’ first lien creditors, the Purchasers agreed to acquire substantially all of the Sellers’ assets and assume certain of the Sellers’ obligations associated with the purchased assets.

Pursuant to the Asset Purchase Agreement, the Debtors, on behalf of PropCo Purchaser, will form separate property holding companies (the “PropCos”), to be owned by a trust through which Propco Purchaser will acquire certain of the Company Parties’ owned real estate assets consisting of 160 retail stores and all six of its owned distribution centers (collectively, the “PropCo Properties”) for the benefit of the Lenders, and the OpCo and PropCos will enter into separate long-term, “triple-net” master leases with respect to the PropCo Properties. On November 24, 2020, the Bankruptcy Court approved confirmation of the Company's Plan of Reorganization and expects the final order to be entered on December 11, 2020. The Propco related transactions are subject to specified closing conditions and are expected to be consummated in 2021.

Pursuant to the terms of the Asset Purchase Agreement, on December 7, 2020, the Sellers completed their sale (the “OpCo 363 Sale”) to OpCo Purchaser, directly or indirectly to one or more newly formed subsidiaries (collectively, the “Opco”), of substantially all of the Company Parties’ retail and operating assets (other than the PropCo Properties described above). Pursuant to the OpCo 363 Sale, OpCo Purchaser also assumed certain liabilities related to such assets. The Sellers received, among other things, a cash payment of approximately $1.0 billion (which amount is subject to post-closing adjustments) and a portion of the credit bid (which portion PropCo Purchaser assigned to OpCo Purchaser for certain consideration set forth in the Asset Purchase Agreement immediately prior to the consummation of the OpCo 363 Sale). The OpCo 363 Sale was conducted under the provisions of Section 363 of the Bankruptcy Code and approved by the Bankruptcy Court. The Company anticipates that there will be no proceeds from the OpCo 363 Sale available for distribution to the Company’s common stockholders.

The Company is currently unable to provide an estimate of the gain or loss associated with accounting for the Asset Purchase Agreement. The sale of substantially all of the operating assets of the Company will eliminate all future operating related sales and expenses associated with retail and eCommerce activities. From the date of the OpCo 363 sale to the closing of the PropCo related transactions, the Company will be the lessor of the PropCo Properties to OpCo.

Pension Plan
Under the Asset Purchase Agreement noted above, the Company's Primary Pension Plan will not be assumed by the OpCo Purchaser, leaving the Plan without an ongoing, viable sponsor. On November 5, 2020, the Pension Benefit Guaranty Corporation (PBGC) announced that it would assume the Plan and terminate the Plan pursuant to an involuntary termination effective November 6, 2020. The Company is currently in discussions with the PBGC to effectuate a standard termination of the Plan. While the Plan is considered 100% funded as an ongoing plan, the PBGC estimates the Plan to only be 92% funded on an involuntary termination basis.

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

In late April 2020, the Company began reopening stores and by the end of the second quarter of 2020, most stores had been reopened with limited operating hours and updated staffing levels. Additionally, as of the end of the third quarter of 2020, the Company has completed closing sales events and closed 153 stores and is in the process of closing 3 additional stores, all approved by the Bankruptcy Court on September 1, 2020. The remaining stores closed in November 2020. As of October 31, 2020, less than 1,000 associates remain on furlough.

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

On September 10, 2020, the Company entered into a non-binding letter-of-intent (“LOI”) related to the sale of substantially all of the assets of the Debtors comprising the operating company, pursuant to section 363 of the Bankruptcy Code, with certain lenders, Simon Property Group and Brookfield Property Group that is generally consistent with the framework of the restructuring process contemplated in the restructuring support agreement among the Debtors and certain lenders. On October 28, 2020, the Company, together with certain of its subsidiaries, entered into an Asset Purchase Agreement (the “Asset

Purchase Agreement”) with Copper Retail JV LLC, an entity formed by and under the control of Simon Property Group and Brookfield Property Group, and Copper Bidco LLC, an entity that is controlled by the lenders under the Superpriority Senior Secured Debtor-In-Possession Credit and Guaranty Agreement and the other holders of the Debtors’ first lien debt (see Note 2 to the unaudited interim Consolidated Financial Statements). As discussed in Note 16, Subsequent Events, on November 24, 2020, the Bankruptcy Court orally approved the Company's plan of reorganization, which effectively will sell/distribute substantially all operating assets through the Asset Purchase Agreement. The sale of the operating assets, which was conducted under the provisions of Section 363 of the Bankruptcy Code and approved by the Bankruptcy Court, was finalized on December 7, 2020, and the transfer of the remaining 160 store properties and 6 supply chain properties under the plan of reorganization is expected to be finalized in early 2021. All retail operations of the Company will end effective with the sale of its operating assets. Following the distribution of the remaining 166 properties under the plan of reorganization, the Company will wind down through the settlement of remaining obligations.

Results of Operations

	Three Months Ended		Nine Months Ended
($ in millions, except EPS)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Total net sales	$1,675	$2,384	$4,147	$7,332
Credit income and other	83	116	266	342
Total revenues	1,758	2,500	4,413	7,674
Total net sales increase/(decrease) from prior year	(29.7)%	(10.1)%	(43.4)%	(8.3)%
Costs and expenses/(income):
Cost of goods sold (exclusive of depreciation and amortization shown separately below)	1,178	1,541	2,909	4,756
Selling, general and administrative	579	854	1,621	2,580
Depreciation and amortization	167	131	462	415
Real estate and other, net	—	(1)	(6)	(3)
Restructuring and management transition	13	9	236	36
Total costs and expenses	1,937	2,534	5,222	7,784
Operating income/(loss)	(179)	(34)	(809)	(110)
Other components of net periodic pension cost/(income)	(10)	(13)	44	(39)
(Gain)/loss on extinguishment of debt	—	—	—	(1)
Net interest expense	96	73	238	220
Loss due to discontinuance of hedge accounting	—	—	77	—
Reorganization items, net	102	—	210	—
Income/(loss) before income taxes	(367)	(94)	(1,378)	(290)
Income tax expense/(benefit)	1	(1)	(66)	5
Net income/(loss)	$(368)	$(93)	$(1,312)	$(295)
Adjusted EBITDA (non-GAAP) (1)	$75	$160	$(112)	$234
Adjusted net income/(loss) (non-GAAP) (1)	$(146)	$(56)	$(477)	$(203)
Diluted EPS	$(1.13)	$(0.29)	$(4.04)	$(0.92)
Adjusted diluted EPS (non-GAAP) (1)	$(0.81)	$(0.30)	$(2.28)	$(0.94)
Ratios as a percentage of total net sales:
Cost of goods sold	70.3%	64.6%	70.1%	64.9%
SG&A	34.6%	35.8%	39.1%	35.2%
Operating income/(loss)	(10.7)%	(1.4)%	(19.5)%	(1.5)%

(1)See “Non-GAAP Financial Measures” for a discussion of this non-GAAP measure and reconciliation to its most directly comparable GAAP financial measure and further information on its uses and limitations.

Total Net Sales

	Three Months Ended		Nine Months Ended
($ in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Total net sales	$1,675	$2,384	$4,147	$7,332
Sales percent increase/(decrease):
Total net sales	(29.7)%	(10.1)%	(43.4)%	(8.3)%

Total net sales for the third quarter of 2020 declined 29.7% compared to the third quarter of fiscal 2019. Total net sales for the nine months of 2020 declined 43.4% compared to the nine months of fiscal 2019. The decrease in net sales was primarily due to the impacts of the COVID-19 pandemic and the store closures during second quarter 2020.

We are not presenting, or including a discussion on, comparable store sales for the three and nine months ended October 31, 2020. We believe the conditions and continued impact resulting from the COVID-19 pandemic leading up to and following both the temporary closure and reopening of our stores do not accurately reflect the comparable store sales trends for the period or are indicative of future operating results. As previously noted, following the completion of the sale of the operating assets of the Company, retail operations will end on December 7, 2020.

Store Count
The following table compares the number of stores for the three and nine months ended October 31, 2020, and November 2, 2019:

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
JCPenney department stores
Beginning of period	839	846	846	864
New stores opened	—	—	—	—
Permanently closed stores	(146)	—	(153)	(18)
End of period (1) (2)	693	846	693	846
(1)Gross selling space, including selling space allocated to services and licensed departments, was 83 million square feet as of October 31, 2020, and 93 million square feet as of November 2, 2019.
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

For the third quarters of 2020 and 2019, we recognized income of $83 million and $116 million, respectively, pursuant to our agreement with Synchrony. For the nine months of 2020 and 2019, we recognized income of $266 million and $342 million, respectively. The decline in credit income primarily resulted from lower net sales.

Cost of Goods Sold
Cost of goods sold, exclusive of depreciation and amortization, for the three months ended October 31, 2020, was $1,178 million, a decrease of $363 million compared to $1,541 million for the three months ended November 2, 2019. Cost of goods sold as a percentage of total net sales was 70.3% for the three months ended October 31, 2020, compared to 64.6% for the three months ended November 2, 2019, an increase of 570 basis points. Cost of goods sold for the nine months ended October 31, 2020, was $2,909 million, a decrease of $1,847 million compared to $4,756 million for the nine months ended November 2, 2019. Cost of goods sold as a percentage of total net sales was 70.1% for the nine months ended October 31, 2020, compared to 64.9% for the nine months ended November 2, 2019, an increase of 520 basis points. The increases in cost of goods sold as a percentage of net sales were due to lower allowances from suppliers during each period and increased markdowns, primarily markdowns related to going out of business sales in our closing stores.

SG&A Expenses
For the three months ended October 31, 2020, SG&A expenses were $579 million compared to $854 million in the corresponding period of 2019. SG&A expenses as a percentage of total net sales for the third quarter of 2020 decreased to 34.6% compared to 35.8% in the third quarter of 2019. For the nine months ended October 31, 2020, SG&A expenses were $1,621 million compared to $2,580 million in the corresponding period of 2019. SG&A expenses as a percentage of total net sales for the nine months of 2020 increased to 39.1% compared to 35.2% in the nine months of 2019.

The year-over-year decreases in SG&A dollars for the three months and nine months ended October 31, 2020, resulted primarily from the actions taken by the Company to reduce expenses to mitigate the impact of sales losses due to the temporary store closures and continued impacts of the COVID-19 pandemic. Year-over-year savings for the three and nine month periods of 2020 include payroll, payroll related and incentive compensation savings of approximately $166 million and $460 million, respectively, primarily due to associate furloughs and reduced staffing levels in reopened stores. Additional year-over-year savings include approximately $74 million and $257 million from reduced advertising and store operating expenses, for the three and nine month periods of 2020, respectively. For the three and nine months periods of 2020, SG&A expenses included approximately $26 million and $36 million, respectively, of accelerated amortization of lease assets related to closing stores.

Depreciation and Amortization Expense
Depreciation and amortization expense was $167 million and $131 million for the three months ended October 31, 2020 and November 2, 2019, respectively. Depreciation and amortization increased $36 million in 2020 from 2019 primarily due to accelerated depreciation of fixed assets and leasehold improvements of approximately $21 million associated with the 146 closing stores previously noted.

Depreciation and amortization expense was $462 million and $415 million for the nine months ended October 31, 2020 and November 2, 2019, respectively.
Restructuring and Management Transition
The composition of restructuring and management transition charges were as follows:

	Three Months Ended		Nine Months Ended
($ in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Home office and stores	$13	$8	$236	$31
Management transition	—	1	—	5
Total	$13	$9	$236	$36

During the three and nine months ended October 31, 2020, we recorded $13 million and $236 million, respectively, of costs related to our store and home office expenses. Costs during the nine months of 2020 include impairments of long-lived assets and operating lease assets of $126 million, an impairment of indefinite-lived intangible assets of $42 million, charges of $16 million for the write off of certain long-lived assets related to store and other facility closings, and severance costs of $34 million related to announced store closings and a reduction in workforce for home office, field management and international associates. The Company also incurred $24 million of expenses related to pre-petition debt restructuring advisory fees in the first half of 2020. See Notes 8 and 13 to the unaudited interim Consolidated Financial Statements.

Costs during the nine months ended November 2, 2019 include store impairments related to announced store closures of $14 million and accelerated depreciation of $6 million, employee termination benefits of $4 million, store related closing costs of $4 million and advisory costs of $3 million.

Operating Income/(Loss)
For the third quarter of 2020, we reported an operating loss of $179 million compared to an operating loss of $34 million in the third quarter of 2019.

For the nine months of 2020, we reported an operating loss of $809 million compared to an operating loss of $110 million in the nine months of 2019.

Other Components of Net Periodic Pension Cost/(Income)
Other components of net periodic pension cost/(income) was $(10) million and $(13) million for the three months ended October 31, 2020, and November 2, 2019, respectively and $44 million and $(39) million for the nine months ended October 31, 2020, and November 2, 2019, respectively. During the third quarter, Other components of net periodic pension cost/(income) includes a charge of $16 million related to settlement accounting resulting from lump sum payouts during the first nine months of 2020. During second quarter 2020, the Company recorded a $94 million charge to Other components of net periodic pension cost/(income) relate to the VERP. See note 12 to the unaudited interim Consolidated Financial Statements for additional information regarding the VERP.

Net Interest Expense
Net interest expense for the third quarter of 2020 was $96 million compared to $73 million in the third quarter of 2019. As further discussed in Note 9 to the unaudited interim Consolidated Financial Statements, the Company is currently accruing and paying interest on the DIP Credit Agreement, the 2017 Credit Facility, the 2016 Term Loan and the Senior Secured Notes. Interest on the remaining outstanding debt is not being accrued or paid. Unrecognized contractual interest expense totaled $31 million during third quarter 2020 and $26 million during second quarter 2020..

Net interest expense for the nine months of 2020 was $238 million compared to $220 million in the nine months of 2019.
Reorganization Items, Net
Any expenses, gains or losses that are realized or incurred as of or subsequent to the Petition Date and as a direct result of the Chapter 11 Cases are recorded under Reorganization items, net in our unaudited interim Consolidated Statement of Operations. For the three and nine months ended October 31, 2020, Reorganization items, net were$102 million and $210 million, respectively and consisted of the following items:

	Three Months Ended	Nine Months Ended
(In millions)	October 31, 2020	October 31, 2020
Advisor fees	$73	$137
Debtor-in-possession financing fees	—	50
Write-off of pre-petition unamortized debt issuance costs	—	33
Employee retention	11	32
Gains on lease terminations, net of landlord damage claims	11	(55)
Other	7	13
Total reorganization items, net	$102	$210

Income Taxes
The net tax expense of $1 million for the three months ended October 31, 2020, related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets.

The net tax benefit of $66 million for the nine months ended October 31, 2020, consisted of federal, state and foreign tax benefits of $1 million, $3 million of expense related to the deferred tax asset change arising from the tax amortization of indefinite-lived intangible assets, net tax benefit of $3 million resulting from state audit settlements and a $65 million benefit due to the release of valuation allowance, primarily due to the generation of post-tax reform NOLs that do not expire..

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

Adjusted EBITDA. The following table reconciles net income/(loss), the most directly comparable GAAP measure, to adjusted EBITDA, which is a non-GAAP financial measure:

	Three Months Ended		Nine Months Ended
($ in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income/(loss)	$(368)	$(93)	$(1,312)	$(295)
Add: Net interest expense	96	73	238	220
Add: (Gain)/loss on extinguishment of debt	—	—	—	(1)
Add: Loss due to discontinuance of hedge accounting	—	—	77	—
Add: Income tax expense/(benefit)	1	(1)	(66)	5
Add: Depreciation and amortization	167	131	462	415
Add: Restructuring and management transition charges	13	9	236	36
Add: Other components of net periodic pension cost/(income)	(10)	(13)	44	(39)
Add: Reorganization items, net	102	—	210	—
Less: Net (gain)/loss on the sale of non-operational assets	—	—	—	(1)
Adjusted EBITDA (non-GAAP)	$1	$106	$(111)	$340
Adjusted Net Income/(Loss) and Adjusted Diluted EPS. The following table reconciles net income/(loss) and diluted EPS, the most directly comparable GAAP financial measures, to adjusted net income/(loss) and adjusted diluted EPS, which are non-GAAP financial measures:

	Three Months Ended		Nine Months Ended
($ in millions, except per share data)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income/(loss)	$(368)	$(93)	$(1,312)	$(295)
Diluted EPS	$(1.13)	$(0.29)	$(4.04)	$(0.92)
Add: Restructuring and management transition charges (1)	13	9	236	36
Add: Other components of net periodic pension cost/(income) (1)	(10)	(13)	44	(39)
Add: Loss due to discontinuance of hedge accounting (2)	—	—	83	—
Add: (Gain)/loss on extinguishment of debt (1)	—	—	—	(1)
Add: Reorganization items, net	102	—	210	—
Less: Net (gain)/loss on sale of non-operating assets (1)	—	—	—	(1)
Adjusted net income/(loss) (non-GAAP)	$(263)	$(97)	$(739)	$(300)
Adjusted diluted EPS (non-GAAP)	$(0.81)	$(0.30)	$(2.28)	$(0.94)
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

We ended the third quarter of 2020 with $1,186 million of cash, cash equivalents and restricted cash. Restricted cash of $515 million consists primarily of the $225 million of DIP Credit Agreement proceeds held in escrow noted above, cash collateral related to the 2017 Credit Facility, and amounts in escrow for professional fees due upon emergence as required under the DIP Credit Agreement. The cash collateral related to the 2017 Credit Facility fluctuates depending on the value of the asset collateral described in the agreement, primarily inventory, on the Company's balance sheet.

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

The following table sets forth a reconciliation of net cash provided by/(used in) operating activities, the most directly comparable GAAP financial measure, to free cash flow, a non-GAAP financial measure, as well as information regarding net cash provided by/(used in) investing activities and net cash provided by/(used in) financing activities:

	Nine Months Ended
($ in millions)	October 31, 2020	November 2, 2019
Net cash provided by/(used in) operating activities (GAAP)	$(798)	$(306)
Add:
Proceeds from sale of operating assets	12	14
Less:
Capital expenditures (1)	(59)	(226)
Free cash flow (non-GAAP)	$(845)	$(518)

Net cash provided by/(used in) investing activities (2)	$(46)	$(211)
Net cash provided by/(used in) financing activities	$1,644	$341

(1)As of the end of the third quarters of 2020 and 2019, we had accrued capital expenditures of $18 million, $12 million of which was pre-petition, and $25 million, respectively.
(2)Net cash provided by/(used in) investing activities includes capital expenditures and proceeds from sale of operating assets, which are also included in our computation of free cash flow.
For the nine months ended October 31, 2020, free cash flow was an outflow of $845 million compared to an outflow of $518 million for the same period of the prior year. The increase in the outflow resulted primarily from the effect of the COVID-19 pandemic and store closures on operating performance.

Operating Activities
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and promotional activity. Due to the COVID-19 pandemic, the results of operations and cash flows for the nine months ended October 31, 2020, are not necessarily indicative of the results for future quarters or the entire year.

Cash flow from operating activities for the nine months ended October 31, 2020, declined $492 million to an outflow of $798 million compared to an outflow of $306 million for the same period in 2019 primarily due to the temporary closure of all stores beginning March 19, 2020. In late April 2020, the Company began reopening stores and by the end of July 2020, most stores had reopened with limited operating hours and staffing levels.

Merchandise inventory decreased $1,027 million, or 35.0%, to $1,907 million as of the end of the third quarter of 2020 compared to $2,934 million as of the end of the third quarter of 2019 and decreased $259 million from year-end 2019, primarily as a result of 153 store closures during 2020. Merchandise payables decreased $853 million as of the end of the third quarter of 2020 compared to the corresponding prior year period and decreased $534 million from year end 2019. The decline in merchandise payables primarily resulted from the reclassification of pre-petition amounts to liabilities subject to compromise, deferred purchases and receipts of inventory, and a rise in advance or on delivery payments for merchandise during the third quarter of 2020.

Following the temporary store closures in March 2020, companies issuing credit cards accepted by the Company for consumer sales transactions withheld $63 million as of October 31, 2020. These reserves were established in accordance with the various credit card agreements and are recorded in prepaid expenses and other.

Investing Activities
Investing activities for the nine months ended October 31, 2020 resulted in cash outflows of $46 million compared to outflows of $211 million for the same nine month period of 2019, primarily due to the decrease of cash capital spending during the months subsequent to the temporary store closures in order to conserve liquidity. In addition, as of the end of the third quarters of 2020 and 2019, we had $18 million, $12 million of which was pre-petition, and $25 million, respectively, of accrued capital expenditures. Cash capital expenditures related primarily to investments in our store environment and store facility improvements and investments in information technology in both our home office and stores.

Investing activities for the nine months ended November 2, 2019, related primarily to investments in our store environment and store facility improvements and investments in information technology in both our home office and stores. We received construction allowances from landlords of $4 million in the nine months of 2019 to fund a portion of the capital expenditures related to store leasehold improvements.

Financing Activities
For the nine months ended October 31, 2020, cash flows from financing activities were an inflow of $1,644 million compared to an inflow of $341 million for the same prior year period. During the first nine months of 2020, the Company had net borrowings of $1,264 million under its 2017 Credit Facility, primarily drawn to enhance liquidity at the onset of the COVID-19 pandemic.

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

For the nine months ended October 31, 2020, we paid $19 million in required principal payments on outstanding debt prior to commencement of the Chapter 11 Cases.

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
Seasonality
While a significant portion of our sales, profit and operating cash flows have historically been realized in the fiscal fourth quarter, our quarterly results of operations may fluctuate significantly as a result of many factors, including seasonal fluctuations in customer demand, product offerings, inventory levels and our promotional activity. Due to the COVID-19 pandemic and the sale of the Company's operating assets on December 7, 2020, the results of operations and cash flows for the nine months ended October 31, 2020, are not indicative of the results for future quarters or the entire year.
Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current view of future events and financial performance. Forward-looking statements are based only on our current assumptions and views of future events. They are subject to known and unknown risks and uncertainties, many of which are outside of the Company’s control. Those risks and uncertainties include, but are not limited to, risks attendant to the bankruptcy process, including the Company’s ability to obtain court approval from the Bankruptcy Court with respect to motions or other requests made to the Bankruptcy Court throughout the course of the Chapter 11 Cases; the ability of the Company to negotiate, develop, confirm and consummate a plan of reorganization; the effects of the Chapter 11 Cases, including increased legal and other professional costs necessary to execute the Company’s reorganization, on the Company’s liquidity; the effects of the Chapter 11 Cases on the interests of various constituents; the length of time that the Company will operate under Chapter 11 protection; risks associated with third-party motions in the Chapter 11 Cases; Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general; conditions to which any debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside the Company’s control; the ability of the parties to the Asset Purchase Agreement to consummate the remaining transactions contemplated therein; and legal and regulatory proceedings. We intend the forward-looking statements in this Quarterly Report on Form 10-Q to speak only as of the date of this report and do not undertake to update or revise these forward-looking statements as of any future date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the normal course of business due to changes in interest rates. Our market risks related to interest rates at October 31, 2020, are similar to those disclosed in the 2019 Form 10-K except for the following sentence. The filing of the Chapter 11 Cases permitted the counterparties to our derivative instruments to terminate their outstanding interest rate hedges, and certain of our counterparties elected to exercise their right to terminate. Refer to Note 6 - “Derivative Financial Instruments” in the notes to the unaudited Interim Consolidated Financial Statements for more information on the effect of these terminations on our financial position and results of operations.
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

The remote working of our associates and the corresponding remote closing of our books due to the COVID-19 pandemic, as well as the distractions of the Chapter 11 Cases, did not have a material impact on our ability to maintain control over financial reporting and our disclosure controls and procedures for the three months ended October 21, 2020. There were no changes in our internal control over financial reporting during third quarter ended October 31, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
The matters under the caption "Litigation" in Note 13 of the Notes to the unaudited Interim Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q are incorporated herein by reference.
Item 1A. Risk Factors

Set forth below are material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020:

We are subject to risks and uncertainties associated with our Chapter 11 Cases.

As previously reported, the Debtors commenced the Chapter 11 Cases on May 15, 2020. For the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan, as well as our ability to continue as a going concern, are subject to risks and uncertainties associated with bankruptcy and the Chapter 11 Cases. These risks include:

•our ability to consummate a Chapter 11 plan of reorganization or alternative restructuring transaction;
•the high costs of bankruptcy proceedings and related fees;
•the ability of third parties to seek and obtain court approval to convert the Chapter 11 Cases to a Chapter 7 proceeding; and,
•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

These risks and uncertainties could affect us in various ways. For example, delays in our Chapter 11 Cases increase the costs associated with the bankruptcy process. In addition, certain parties may commence litigation with respect to the treatment of their claims under a plan. Although it is not possible to predict the potential litigation that we may become party to, or the final resolution of such litigation, such litigation could result in settlements or damages that could significantly affect our financial results. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that occur during our Chapter 11 Cases.

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

The services to be provided to us by OpCo may not be sufficient to meet our needs.

Beginning on January 1, 2021, we will depend on OpCo to provide us with corporate, accounting, treasury, tax, financial reporting and other administrative services. OpCo has agreed to provide us with these services pursuant to the transition services agreement (the “TSA”) that we and OpCo entered into in connection with the Asset Purchase Agreement. We are subject to the risk that OpCo will default on its obligation to provide the services to which we are entitled under the TSA; in such case, we may not be able to find a suitable replacement for the services provided under the TSA in a timely manner, at a reasonable cost or at all. In addition, OpCo’s liability to us if it defaults on its obligation to provide services to us under the TSA is limited by the terms of the TSA, and we may not recover the full cost of any losses related to such a default. We may also be adversely affected by operational risks, including cyber security attacks, that could disrupt OpCo’s financial, accounting and other data processing systems during the term of the TSA.

OpCo has agreed to indemnify us for certain liabilities. However, we cannot assure that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that OpCo’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the TSA, OpCo has agreed to indemnify us for certain liabilities. The TSA generally provides that OpCo, as the service provider, will indemnify us, as the service recipient, for liabilities that we incur arising from OpCo’s gross negligence or willful misconduct or material breach of the TSA. However, we cannot assure that an indemnity from OpCo will be sufficient to protect us against the full amount of such liabilities, or that OpCo will be able to fully satisfy its indemnification obligations in the future. Even if we ultimately succeed in recovering from OpCo any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could materially adversely affect our financial condition.

Our ability to use our net operating loss carryforwards (“NOLs”) may become subject to limitation, or may be reduced or eliminated, in connection with the implementation of a plan of reorganization. We have adopted a stockholders’ rights agreement and the Bankruptcy Court has entered an order that are each designed to protect our NOLs until a plan of reorganization is consummated.

Generally, a company generates NOLs if the operating expenses it has incurred exceed the revenues it has earned during a single tax year. A company may apply, or “carry forward,” NOLs to reduce future tax payments (subject to certain conditions and limitations). We currently estimate that, as of October 31, 2020, we had U.S. federal NOLs of approximately $2.7 billion. The majority of these NOLs (expiring in 2032 through 2034) arose prior to December 31, 2017 and are available to offset future taxable income without limitation. NOLs arising after December 31, 2017 are only available to offset up to 80% of our future taxable income in any given taxable year beginning after 2020.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation. This limitation is derived by multiplying the fair market value of the Company stock immediately prior to the ownership change by the applicable federal long-term tax-exempt rate, which is .85% for an ownership change occurring in October 2020. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five years. The Company does not believe it has had an ownership change based on all available information.

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

Item 6. Exhibits
Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed (†) Herewith (as indicated)
2.1	Asset Purchase Agreement dated as of October 28, 2020, by and among Copper Retail JV LLC and Copper BidCo LLC, as Purchasers, and J. C. Penney Company, Inc. and certain of its subsidiaries as Sellers.	8-K	001-15274	2.1	11/3/2020
3.1	Restated Certificate of Incorporation of J. C. Penney Company, Inc., as amended to May 20, 2011	10-Q	001-15274	3.1	6/8/2011
3.2	J. C. Penney Company, Inc. Bylaws, as amended to July 20, 2016	8-K	001-15274	3.1	7/21/2016
3.3	Certificate of Designation, Preferences and Rights of Series C Junior Participating Preferred Stock	8-K	001-15274	3.1	8/22/2013
4.1	Order Approving Notification and Hearing Procedures for Certain Transfers of and Declarations of Worthlessness with Respect to Common Stock	8-K	001-15274	4.1	5/18/2020
10.1	Third Amendment to Restructuring Support Agreement, effective as of October 28, 2020	8-K	001-15274	10.1	5/18/2020
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					†
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					†
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					†
101.SCH	XBRL Taxonomy Extension Schema Document					†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					†

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J. C. PENNEY COMPANY, INC.
By	/s/ Steve Whaley
Steve Whaley Senior Vice President, Principal Accounting Officer and Controller (Principal Accounting Officer)
Date: December 10, 2020